Form 10-Q
period 1997-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1997-11-14
CIK 1035976

FORM 10-Q
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997.
                               -------------

                            OR

(   ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _________ to__________ Commission
File Number: to be assigned
             --------------

            FIRST NATIONAL COMMUNITY BANCORP, INC.
            --------------------------------------
(Exact name of registrant as specified in its charter)


          Pennsylvania                        23-2900790
          ------------                     ----------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


                     102 East Drinker Street
                   Dunmore, Pennsylvania 18512
                   ---------------------------
        (Address of principal executive offices)(Zip Code)

                        (717) 346-7667
                  --------------------------
     (Registrant's telephone number, including area code)

                             N/A
                  ---------------------------
      (Former Name, former address and former fiscal year,
               if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]               No [ ]
             ---                  ---

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Yes [ ]                No [ ]
            ---                   ---

          APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.25 Par Value                  2
-----------------------------               --------
           Class                       Outstanding Shares at
                                         November 6, 1997

PART I.   FINANCIAL INFORMATION

     First National Community Bancorp, Inc. (the "Registrant") was incorporated to serve as the stock holding company for First National Community Bank, a National bank (the "Bank") in connection with the Bank's reorganization into a one-bank holding company structure. As of the date hereof, the Bank has not completed its reorganization, and, accordingly, the Registrant has no assets or liabilities, has not engaged in any operations or transactions except pursuant to the reorganization and currently has $2.50 of initial capitalization.

     Item 1.  Financial Statements

              N/A

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

               N/A

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk

              N/A

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings
              None

     Item 2.  Changes in Securities and Use of Proceeds
              None

     Item 3.  Defaults Upon Senior Securities
              None

     Item 4.  Submission of Matters to a Vote of Security Holders
              None

     Item 5.  Other information
              None

     Item 6.  Exhibits and Reports on Form 8-K

              a.  Exhibits

     Exhibit 2(a) Plan of Reorganization, dated
                  March 12, 1997, by and among Registrant, First National Community Interim Bank and First National Community Bank, incorporated by reference to Exhibit A of the Proxy Statement/ Prospectus included in Registrant's Registration Statement No. 333-24121 on Form S-4, filed with the Commission on March 28, 1997.


    Exhibit 2(b) Plan of Merger, dated March 12, 1997, by and among First National Community Interim Bank and First National Community Bank, incorporated by reference to Exhibit B of the Proxy Statement/ Prospectus included in Registrant's Registration Statement No. 333-24121 on Form S-4, filed with the Commission on March 28, 1997.

    Exhibit 3(i) Articles of Incorporation of Registrant, incorporated by reference to Exhibit C of the Proxy Statement/ Prospectus included in
                  Registrant's Registration Statement No. 333-
                  24121 on Form S-4, filed with the Commission on March 28, 1997.

    Exhibit 3(ii) Bylaws of Registrant, incorporated by reference to Exhibit D of the Proxy Statement/ Prospectus included in Registrant's Registration Statement No. 333-24121 on Form S-4, filed with the Commission on March 28, 1997.

    Exhibit 27    Financial Data Schedule.

             b. No reports on Form 8-K were filed for the quarter ending June 30, 1997.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST NATIONAL COMMUNITY BANCORP, INC.


Date: November 14, 1997     /s/ J. David Lombardi, President
     ------------------     -----------------------------------------
                            J. David Lombardi, President
                            (Chief Executive Officer)

Date: November 14, 1997     /s/ William S. Lance, Treasurer
     ------------------     -----------------------------------------
                            William S. Lance, Treasurer
                            (Chief Financial and Accounting Officer)

                          EXHIBIT INDEX


                                               Sequential Page
                                              Number in Manually
Exhibit Number                                 Signed Original
--------------                                ------------------

Exhibit 2(a)   Plan of Reorganization, dated
               March 12, 1997, by and among
               Registrant, First National
               Community Interim Bank and
               First National Community Bank,
               incorporated by reference to
               Exhibit A of the Proxy Statement/
               Prospectus included in
               Registrant's Registration
               Statement No. 333-24121 on
               Form S-4, filed with the
               Commission on March 28, 1997.

Exhibit 2(b)   Plan of Merger, dated March 12,
               1997, by and among First National
               Community Interim Bank and
               First National Community Bank,
               incorporated by reference to
               Exhibit B of the Proxy Statement/
               Prospectus included in Registrant's
               Registration Statement No. 333-24121
               on Form S-4, filed with the Commission
               on March 28, 1997.

Exhibit 3(i) Articles of Incorporation of Registrant, incorporated by reference to Exhibit
               C of the Proxy Statement/Prospectus
               included in Registrant's Registration
               Statement No. 333-24121 on Form S-4,
               filed with the Commission on
               March 28, 1997.

Exhibit 3(ii)  Bylaws of Registrant, incorporated by
               reference to Exhibit D of the Proxy
               Statement/ Prospectus included in
               Registrant's Registration Statement
               No. 333-24121 on Form S-4, filed
               with the Commission on March 28, 1997.

Exhibit 27     Financial Data Schedule.                      6