Form 10-Q
period 1997-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1997-11-14
CIK 1035976

FORM 10-Q
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997.
                               ------------------

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

    Exhibit 27    Financial Data Schedule.

             b. No reports on Form 8-K were filed for the quarter ending September 30, 1997.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST NATIONAL COMMUNITY BANCORP, INC.


Date: November 14, 1997    /s/ J. David Lombardi, President
     ------------------    ---------------------------------
                           J. David Lombardi, President
                           (Chief Executive Officer)

Date: November 14, 1997    /s/ William S. Lance, Treasurer
     ------------------    ----------------------------------
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