Form 10-K
period 1997-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1998-03-30
CIK 1035976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                      Commission file number TO BE ASSIGNED

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Pennsylvania                                 23-2900790
         ------------                                 ----------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)


    102 East Drinker Street
     Dunmore, Pennsylvania                              18512
     ---------------------                              -----
(Address of Principal Executive Offices)              (Zip Code)




                                 (717) 346-7667
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None.

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.25 Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----    ----

                    PAGE 1 OF 12 SEQUENTIALLY NUMBERED PAGES
                 EXHIBIT INDEX IS LOCATED ON SEQUENTIAL PAGE 11

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $0 at March 13, 1998 (a date within 60 days of the date hereof).


     As of March 5, 1998, the Registrant had 2 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     NONE

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                                     PART I

ITEM 1.           BUSINESS.

     FIRST NATIONAL COMMUNITY BANCORP, INC. (the "Registrant"), was incorporated in the Commonwealth of Pennsylvania on February 4, 1997. The Registrant was incorporated to serve as the holding company for First National Community Bank, a national bank (the "Bank") in connection with the Bank's reorganization into a one-bank holding company structure. As of the date hereof, the Bank has not completed its reorganization, and, accordingly, the Registrant has no assets or liabilities, has not engaged in any operations or transactions except pursuant to the reorganization and currently has $2.50 of initial capitalization.

ITEM 2.           PROPERTIES.

     None.

ITEM 3.           LEGAL PROCEEDINGS.

     Management, after consulting with the Registrant's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Registrant. There are no proceedings pending other than ordinary routine litigation incident to the business of the Registrant. In addition, management does not know of any material proceedings contemplated by governmental authorities against the Registrant.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

     The Registrant's common stock is not currently traded, and it is anticipated that no trading will occur until the Bank's reorganization is consummated. No dividends are paid on the Registrant's common stock. As of March 5,1998, there were two shareholders of record of the Registrant's common stock.

ITEM 6.           SELECTED FINANCIAL DATA.

     See Item 1, supra.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     See Item 1, supra.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

     Registrant does not own any Market Risk Sensitive Instruments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 1, supra.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth selected information about the directors of the Registrant.


                              Principal Occupation
                                  For the Past          Director    Age as of
            Name                  Five Years             Since    March 5, 1998
            ----                  ----------             -----    -------------
Angelo F. Bistocchi           Retired Restauranteur       1997           78

Michael G. Cestone(1)         President, S. G.            1997           35
                              Mastriani Company

Michael J. Cestone, Jr.(1)    President, M.R.             1997           66
                              Company; CEO, S.G.
                              Mastriani Company

Dominick L. DeNaples(2)       President, F&L Realty       1997           60
                              Corp; Vice President,
                              DeNaples Auto Parts,
                              Inc.; Vice President
                              Keystone Landfill, Inc.

Louis A. DeNaples(2)          President, DeNaples Auto    1997           57
                              Parts, Inc.; President,
                              Keystone Landfill, Inc.;
                              Vice President, F&L
                              Realty Corp

Joseph J. Gentile             President, Dunmore Oil      1997           67
                              Co., Inc.

Martin F. Gibbons             Partner, Gibbons Ford       1997           82

Joseph O. Haggerty            Retired Superintendent      1997           58
                              Dunmore School District

George N. Juba                Consultant to the Bank      1997           71

J. David Lombardi             President and CEO of the    1997           49
                              Bank

John R. Thomas                Chairman of the Board,      1997           80
                              Wesel Manufacturing
                              Company (design and
                              manufacturing of
                              precision machinery)

(1) Michael G. Cestone is the son of Michael J. Cestone, Jr.

(2) Louis A. DeNaples and Dominick L. DeNaples are brothers.


     The following table sets forth selected information about the principal officers of the Registrant, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.


                                                                      Age as
                         Office and Position          Held             of
    Name                  with Registrant             Since       March 5, 1998
    ----                  ---------------             -----       -------------
Louis A. DeNaples         Chairman of the Board       1997             57
J. David Lombardi         President and CEO           1997             49
Michael J. Cestone, Jr.   Secretary                   1997             66
William S. Lance          Treasurer                   1997             38

     Section 16(a) Beneficial Ownership Compliance. First National Community Bancorp, Inc. in not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.          EXECUTIVE COMPENSATION.

     The Corporation does not compensate its officers and directors.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table sets forth as of March 5, 1998, the amount and percentage of the Common Stock of the Corporation beneficially owned by each director and all officers and directors of the Corporation as a group. This information has been furnished by the reporting persons.


Name of Individual                Amount and Nature of             Percent
or Identity of Group              Beneficial Ownership           of Class(1)
--------------------              --------------------           -----------
Angelo F. Bistocchi                          0                        --
Michael G. Cestone                           0                        --
Michael J. Cestone, Jr.                      0                        --
Dominick L. DeNaples                         0                        --
Louis A. DeNaples                            1                        50%
Joseph J. Gentile                            0                        --
Martin F. Gibbons                            0                        --
Joseph O. Haggerty                           0                        --
J. David Lombardi                            l                        50%
George N. Juba                               0                        --
John R. Thomas                               0                        --

All Officers and Directors                   2                       100%
as a Group (17 persons)
-----------------------

(1) Less than 1% unless otherwise indicated.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     See Item 1, supra.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                  FORM 8-K.

         (a)      1.       Financial Statements.

                           None.  See Item 1, supra.

          2.   Financial Statement Schedules.

               Financial Statement Schedules are omitted because the required information is either not applicable or not required. See Item 1, supra.

          3. The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

               3(i) Registrant's  Articles of  Incorporation.  (Incorporated  By
                    Reference to Exhibit 3(i) of Registrant's S-4, Registration Statement No. 333-24121, filed with the SEC on March 28, 1997.)

               3(ii)Registrant's By-laws.  (Incorporated By Reference to Exhibit
                    3(ii) of Registrant's S-4, Registration Statement No. 333-24121, filed with the SEC on March 28, 1997.)

               10.1 Plan  of  Reorganization.   (Incorporated  by  reference  to
                    Exhibit 2A of Registrant's S-4, Registration Statement No. 333-24121, filed with the SEC on March 28, 1997.)

               10.2 Plan of Merger.  (Incorporated by reference to Exhibit 2B of
                    Registrant's S-4, Registration Statement No. 33-24121, filed with the SEC on March 28, 1997.)

               27.  Financial Data Schedule.


          (b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

          (c)  The  exhibits  required to be filed by this Item are listed under
               Item 14(a)3, above.

          (d)  NOT APPLICABLE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       First National Community Bancorp. Inc.
                                                  (Registrant)

                                  By /s/ J. David Lombardi
                                     -----------------------------------------
                                     J. David Lombardi, President

                               Date: March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                DATE
                                                                ----

By /s/ J. David Lombardi                                    March 26, 1998
   ------------------------------------
   J. David Lombardi, President and CEO


By /s/ William S. Lance                                     March 26, 1998
   ------------------------------------
   William S. Lance, Treasurer


By /s/ Angelo F. Bistocchi                                  March 26, 1998
   ------------------------------------
   Angelo F. Bistocchi, Director


By /s/ Michael G. Cestone                                   March 26, 1998
   ------------------------------------
   Michael G. Cestone, Director


By /s/ Michael J. Cestone, Jr.                              March 26, 1998
   ------------------------------------
   Michael J. Cestone, Jr., Director


By /s/ Dominick L. DeNaples                                 March 26, 1998
   ------------------------------------
   Dominick L. DeNaples, Director


By /s/ Louis A. DeNaples                                    March 26, 1998
   ------------------------------------
   Louis A. DeNaples, Director


By /s/ Joseph J. Gentile                                    March 26, 1998
   ------------------------------------
   Joseph J. Gentile, Director


By /s/ Martin F. Gibbons                                    March 26, 1998
   ------------------------------------
   Martin F. Gibbons, Director


By /s/ Joseph O. Haggerty                                   March 26, 1998
   ------------------------------------
   Joseph O. Haggerty, Director

By /s/ George N. Juba                                        March 26, 1998
   --------------------------------------
   George N. Juba, Director


By /s/ John R. Thomas                                        March 26, 1998
   --------------------------------------
         John R. Thomas, Director

                                  EXHIBIT INDEX


                                                            Page Number
                                                         in Manually Signed
   Exhibit No.                                               Original
   -----------                                               --------

     3(i) Registrant's Articles of Incorporation.
          (Incorporated  By Reference to
          Exhibit 3(i) of Registrant's S-4,
          Registration Statement No. 33-24121,
          filed with the SEC on March 28, 1997.)

     3(ii)Registrant's  By-laws.(Incorporated
          By Reference to Exhibit 3(ii) of
          Registrant's S-4, Registration Statement
          No. 33- 24121, filed with the
          SEC on March 28, 1997.)

     10.1 Plan of Reorganization.(Incorporated by reference to Exhibit 2A of Registrant's S-4 Registration
          Statement No. 33-24121,filed with the
          SEC on March 28, 1997.)

     10.2 Plan  of  Merger.   (Incorporated
          by  reference  to  Exhibit  2B  of
          Registrant's S-4, Registration
          Statement No. 33-24121, filed with
          the SEC on March 28, 1997.)

     27   Financial Data Schedule.                                    12