Form 10-Q
period 1998-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1998-05-13
CIK 1035976

FORM 10-Q
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998
                 ----------------------------------------------

                                       OR

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to__________

             Commission File Number: to be assigned ________________


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


                             102 East Drinker Street
                           Dunmore, Pennsylvania 18512
                 -----------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

                       Yes [ ]                No [ ]
                           ---                   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Common Stock, $1.25 Par Value                      2
          -----------------------------                   -------
                Class                             Outstanding Shares at
                                                        May 8, 1998

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

    Exhibit 27    Financial Data Schedule.

             b. No reports on Form 8-K were filed for the quarter ending March 31, 1998.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST NATIONAL COMMUNITY BANCORP, INC.


Date:  May 12, 1998                          /s/ J. David Lombardi, President
     ------------------                      ---------------------------------
                                             J. David Lombardi, President
                                             (Chief Executive Officer)

Date:  May 12, 1998                          /s/ William S. Lance, Treasurer
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