Form 10-Q
period 1998-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1998-09-24
CIK 1035976

FORM 10-Q
                       U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998
                 ----------------------------------------------

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

                       Yes [ ]                No [ ]
                           ---                   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Common Stock, $1.25 Par Value                      2
          -----------------------------                   -------
                Class                             Outstanding Shares at
                                                        June 30, 1998

PART I.   FINANCIAL INFORMATION

     First National Community Bancorp, Inc. (the "Registrant") was incorporated to serve as the stock holding company for First National Community Bank, a National bank (the "Bank") in connection with the Bank's reorganization into a one-bank holding company structure. As of June 30, 1998, the Bank has not completed its reorganization, and, accordingly, the Registrant has no assets or liabilities, has not engaged in any operations or transactions except pursuant to the reorganization and currently has $2.50 of initial capitalization.

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


    Exhibit 2(b) Plan of Merger, dated March 12, 1997, by and among First National Community Interim Bank and First National Community Bank, incorporated by reference to Exhibit B of the Proxy Statement/ Prospectus included in Registrant's Registration Statement No. 333-24121 on Form S- 4, filed with the Commission on March 28, 1997.

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

    Exhibit 27    Financial Data Schedule.

             b. No reports on Form 8-K were filed for the quarter ending June 30, 1998.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST NATIONAL COMMUNITY BANCORP, INC.


Date: September 23, 1998                     /s/ J. David Lombardi, President
      ------------------                     ---------------------------------
                                             J. David Lombardi, President
                                             (Chief Executive Officer)

Date: September 23, 1998                     /s/ William S. Lance, Treasurer
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