Form 10-Q
period 1998-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1998-11-09
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
    Exchange Act of 1934 For the quarterly period ended September 30, 1998

[ ] Transition  report  pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition  period from  _____________  to
    _____________

Commission File No.____________

                     First National Community Bancorp, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                             Pennsylvania 23-2900790
                (State or Other Jurisdiction of (I.R.S. Employer
              Incorporation or Organization) Identification Number)

                      102 E. Drinker St. Dunmore, PA 18512
                    (Address of Principal Executive Offices)

                                 (717) 346-7667
              (Registrant's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                          Common Stock, $1.25 par value
                                (Title of Class)

                                2,398,360 shares
                        (Outstanding at November 4, 1998)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                        Page No.
Part I - Consolidated Financial Statements

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Condition
September 30, 1998 and December 31, 1997                                      1

Consolidated Statements of Income
Three Months Ended September 30, 1998 and 1997
YTD Ended September 30, 1998 and 1997                                         2

Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 1998 and 1997
YTD Ended September 30, 1998 and 1997                                         3

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1998 and 1997                               4-5

Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       7-20

Part II - Other Inf                                                          21

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K                                     22
                                      (ii)


                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                              Sept 30,                Dec. 31,
                                                1998                    1997
                                            (UNAUDITED)               (AUDITED)

                                     ASSETS

Cash and cash equivalents:
Cash and due from banks                      $ 10,414                  $ 9,231
Federal funds sold                                  0                    5,450
                                             --------                  -------
Total cash and cash equivalents                10,414                   14,681
Interest-bearing balances with
 financial institutions                         3,063                    1,586
Securities:
Available-for-sale, at fair value             134,288                  120,689
Held-to-maturity, at cost
(fair value $712 on Sept 30, 1998 and
$680 on December 31, 1997)                        698                      678
Net loans                                     307,891                  280,731
Bank premises and equipment                     4,429                    4,096
Other assets                                    6,229                    5,874
                                             --------                 --------
Total Assets                                 $467,012                 $428,335
                                             ========                 ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand - non-interest bearing                $ 36,318                 $ 34,995
Interest bearing demand                        48,720                   50,703
Savings                                        40,840                   39,700
Time ($100,000 and over)                       62,123                   53,757
Other time                                    175,514                  166,512
                                             --------                 --------
Total deposits                                363,515                  345,667
Borrowed funds                                 64,664                   47,846
Other liabilities                               3,991                    3,242
                                             --------                 --------
Total Liabilities                            $432,170                 $396,755
                                             --------                 --------
Shareholders' equity:
Common Stock, $1.25 par value,
 authorized 5,000,000 shares;
2,398,360 shares issued and
outstanding at September
30, 1998 and 1,199,180
shares issued and outstanding
at December 31, 1997                         $  2,998                 $  1,499
Additional Paid-in Capital                      6,267                    6,267
Retained Earnings                              24,197                   22,717
Accumulated Other Comprehensive Income          1,380                    1,097
                                             --------                  -------
Total shareholders' equity                   $ 34,842                 $ 31,580
                                             --------                 --------
Total Liabilities and Shareholders' Equity   $467,012                 $428,335
                                             ========                 ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                        See notes to financial statements

                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                              Three Months Ending           Year-to-Date
                              Sept 30,    Sept 30,        Sept 30,    Sept 30,
                                1998        1997            1998        1997
Interest Income:
Loans                        $  6,548    $  6,007       $  18,881    $  17,594
Balances with banks                51          48             137          126
Investments                     2,018       1,819           5,902        4,905
Federal Funds Sold                 87         101             210          190
                             --------    --------       ---------     --------
Total interest income           8,704       7,975          25,130       22,815
                             --------    --------       ---------     --------

Interest Expense:
Deposits                        3,900       3,661          11,318       10,506
Borrowed Funds                    832         595           2,310        1,512
                             --------    --------       ---------     --------
Total interest expense          4,732       4,256          13,628       12,018
                             --------    --------       ---------     --------

Net Interest Income
 before Loan Loss Provision     3,972       3,719          11,502       10,797

Provision for loan losses         180         225             540          585
                             --------    --------       ---------     --------
Net interest income             3,792       3,494          10,962       10,212
                             --------    --------       ---------     --------

Other Income:
Service charges on deposits       204         185             595          566
Other Income                      134          59             308          182
Gain (Loss) on sale of:
    Securities                     77          17             128           42
    Mortgage Loans                 35          16             165           14
    Other Assets                    0         140              38          516
                             --------    --------       ---------     --------
Total other income                450         417           1,234        1,320
                             --------    --------       ---------     --------

Other expenses:
Salaries & benefits             1,224       1,130           3,527        3,333
Occupancy & equipment             373         360           1,108        1,065
Other                             829         823           2,277        2,181
                             --------    --------       ---------     --------
Total other expenses            2,426       2,313           6,912        6,579
                             --------    --------       ---------     --------

Income before income taxes      1,816       1,598           5,284        4,953
Income tax expense                430         428           1,298        1,278
                            ---------    --------       ---------     --------
NET INCOME                    $ 1,386     $ 1,170         $ 3,986      $ 3,675
                            =========    ========       =========     ========

Earnings per share (1)       $   0.58    $   0.49        $   1.66      $  1.53
                            =========   =========       =========     ========
Weighted average number
 of shares (1)              2,398,360   2,398,360       2,398,360    2,398,360
                            =========   =========       =========    =========

(1) Per share data reflects the retroactive effect of the 100% stock dividend issued August 31, 1998 and the 10% stock dividend issued December 31, 1997.

                        See notes to financial statements

                                       (2)


                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (UNAUDITED)
                                 Three Months Ending        Year-to-Date
                                Sept 30,     Sept 30,     Sept 30,    Sept 30,
                                  1998         1997         1998        1997
                               ---------    ---------    ---------   ---------
Net Income                      $ 1,386      $ 1,170      $ 3,986      $ 3,675
                                -------      -------      -------      -------

Other Comprehensive Income,
 net of tax:
  Unrealized Gain (Loss)
   on Securities:
  Unrealized Holding Gains
   arising during period            316          711          368          562
Reclassification adjustments
 for (Gain) Loss
included in net income              (51)         (11)         (85)         (28)
                                -------      -------      -------      -------
Other Comprehensive Income          265          700          283          534
                                -------      -------      -------      -------

Comprehensive Income            $ 1,651      $ 1,870      $ 4,269      $ 4,209
                                =======      =======      =======      =======



























                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                                  Sept 30,       Sept 30,
                                                    1998           1997
                                                   (Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received                                 $ 25,457       $ 22,698
Fees & Commissions Received                          1,068            901
Interest Paid                                      (13,580)       (12,034)
Income Taxes Paid                                   (1,417)        (1,298)
Cash Paid to Suppliers & Employees                  (6,278)        (6,365)
                                                  --------       --------
Net Cash Provided (Used) by Operating
  Activities                                      $  5,250       $  3,902
                                                  --------       --------

Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Maturities                           $ 1,000        $ 9,702
Proceeds from Sales prior to maturity               13,696          3,406
Proceeds from Calls prior to maturity               37,417              0
Purchases                                          (65,364)       (40,915)
Securities held to maturity:
Proceeds from Calls prior to maturity                  257              0
Purchases                                             (231)          (417)
Net (Increase) Decrease in
 Interest-Bearing Bank Balances                     (1,477)          (584)
Net (Increase) Decrease in Loans to Customers      (27,663)       (17,835)
Capital Expenditures                                  (811)          (452)
                                                  --------        -------
Net Cash Provided (Used) by Investing
  Activities                                      $(43,176)       $(47,095)
                                                  --------        --------

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits,
 Money Market Demand, NOW Accounts,
 and Savings Accounts                             $  3,611        $  3,526
Net Increase in Certificates of Deposit             14,237          19,153
Net Increase in Borrowed Funds                      17,669          17,274
Repayment of Long-Term Debt                           (851)            (56)
Dividends Paid                                      (1,007)           (883)
                                                  --------        --------
Net Cash Provided (Used) by Financing
  Activities                                      $ 33,659        $ 39,014
                                                  --------        --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                $ (4,267)       $ (4,179)
Cash & Cash Equivalents at Beginning of Year      $ 14,681        $ 18,520
                                                  --------        --------
CASH & CASH EQUIVALENTS AT END OF PERIOD          $ 10,414        $ 14,341
                                                  ========        ========



                                   (Continued)


                                       (4)


                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                      1998          1997
                                                   ---------     ---------
                                                    (Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                          $  3,986      $  3,675
                                                    --------      --------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
Amortization (Accretion), Net                            163            29
Depreciation 478 363
Provision for Probable Credit Losses 540 585
Provision for Deferred Taxes                               -             -
Gain on Sale of Investment Securities                   (128)          (42)
Gain on Sale of Other Assets                             (38)         (377)
Increase (Decrease) in Taxes Payable                    (120)          (58)
Decrease (Increase) in Interest Receivable               164          (147)
Increase (Decrease) in Interest Payable                   48           (16)
Decrease (Increase) in Prepaid Expenses
and Other Assets                                        (518)       (1,097)
Increase (Decrease) in Accrued Expenses
and Other Liabilities                                    675           987
                                                    --------      --------
Total Adjustments                                   $  1,264      $    227
                                                    --------      --------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                        $  5,250      $  3,902
                                                    ========      ========















                        See notes to financial statements

                                       (5)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.
          These  interim  financial  statements  should  be read in conjunction
          with  the  audited  financial   statements  and  footnote disclosures
          in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 1997.
     (2) Earnings per share were calculated by dividing the net income of the Company by the weighted average number of shares of common stock outstanding of 2,398,360 for the periods ending September 30, 1998 and 1997, respectively, after giving retroactive effect for the 100% Stock Dividend issued August 31, 1998 and the 10% Stock Dividend issued December 31, 1997.
     (3) The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), as of December 31, 1993. Adoption of SFAS 115 is required for fiscal years beginning after December 15, 1993, with earlier adoption permitted. The adoption of this standard resulted in an increase in the carrying value of "Securities Available-For-Sale" of $2,091,000 at September 30, 1998, offset by an increase in Retained Earnings of $1,380,000 and the related deferred tax impact of $711,000.
     (4) During the year, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
          Reclassifications have been made to the prior period financial statements for comparative purposes as are requested by FASB Statement No. 130.
     (5) During June 1997, Financial Accounting Standards Boards issued FASB 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for all public entities to report financial and descriptive information about its reportable operating segments, and certain other enterprise-wide information relative to its products and service, geographic area, and major customers. FASB 131 initially applies to annual financial statements with years beginning after December 15, 1997. However, it is the opinion of management that there is no future impact from this accounting standard since the Company's organizational structure does not consist of separately identifiable reportable operating segments.



                                       (6)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "Company") provides a comparison of the performance of the Company for the periods ended September 30, 1998 and 1997. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the 100% stock dividend issued August 31, 1998 and the 10% stock dividend issued December 31, 1997.

Background

     On July 1, 1998, First National Community Bancorp, Inc. (the "Company") became the holding company for First National Community Bank, a national banking association (the "Bank"). Pursuant to the terms of the Plan of Reorganization, dated as of March 13, 1997, among the Corporation, the Bank and First National Community Interim Bank (the "Interim Bank"), a national banking association and a wholly-owned subsidiary of the Corporation, the Bank merged with, into the Interim Bank, under the charter of the Interim Bank and under the name "First National Community Bank." The shareholders of the Bank became the shareholders of the Corporation, and the Bank became the wholly-owned subsidiary of the Corporation. Shares were exchanged on a one-for-one basis.
     The Company is a one bank holding company whose principal subsidiary is First National Community Bank. The Company operates 8 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties. At September 30, 1998, the Company had 173 full-time equivalent employees.
     First National Community Bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the Bank changed its name to "First National Community Bank" effective March 1, 1988. The Bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania - the Main Office in Dunmore, the downtown Scranton branch established in 1980, the Dickson City branch opened in December, 1984, the Fashion Mall, Scranton/Carbondale Highway branch opened in July, 1988, the Wilkes-Barre office, at 23 West Market Street, Wilkes-Barre which opened for business on July 30, 1993, the Pittston Plaza Office, which opened on April 10, 1995, at 1700 North Township Boulevard, Pittston, and the Kingston Office, at 754 Wyoming Ave., Kingston, which opened on August 30, 1996. An eighth community office located in Exeter opened for business on November 2, 1998.
     The Bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan and deposit instruments. Additionally, the Bank entered into a partnership with INVEST during 1997 in order to provide alternative products such as mutual funds, bonds, equities and annuities directly from its community offices.
     During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the Bank to manage, operate and liquidate properties acquired through foreclosure.
                                       (7)

Summary:

     Net income for the nine months ended September 30, 1998 amounted to $3,986,000, an increase of $311,000 or 8% compared to the same period of the previous year. This increase can be attributed to a $705,000 improvement in net interest income offset by a reduced level of non-interest income. Service charges and fees increased $155,000, or 21%, over the 1997 level but was offset by a reduction in earnings from asset sales in the amount of $241,000 due to a gain of $373,000 recorded during the first quarter of 1997 from the sale of Other Real Estate Owned. Non-interest expenses increased $333,000, or 5%, over the same period of last year. Operating income for the same period, before recognizing the effect of asset sales, loan loss provisions and income taxes, increased $527,000 or 11%.

RESULTS OF OPERATIONS
 Net Interest Income:

     The Company's primary source of revenue is net interest income which totaled $11,502,000 and $10,797,000 for the first nine months of 1998 and 1997, respectively. Year to date net interest margins (tax equivalent) decreased from 4.07% in September 1997 to 3.85% for the same period of 1998 comprised of a nineteen basis point decrease in the yield earned on earning assets and a six basis point increase in the cost of interest-bearing liabilities. This reduction in the 1998 margin can also be attributed to $30 million of investment arbitrage transactions originated since September 30, 1997. Excluding the effect of all leverage transactions, the Company's net interest margin would have been 4.16% for the first nine months of 1998.
     Earning assets increased $36 million to $447 million during the first nine months of 1998 and now total 95.8% of total assets, comparable to the year-end level of 95.9%.



















                                       (8)


Yield/Cost Analysis
     The  following  tables  set  forth  certain  information  relating  to  the
Company's  Statement of  Financial  Condition  and reflect the weighted  average yield on assets  and  weighted  average  costs of  liabilities  for the  periods indicated.  Such yields and costs are derived by dividing the annualized  income
or  expense  by  the  weighted   average   balance  of  assets  or  liabilities,
respectively, for the periods shown:

                                           Nine-months ended Sept 30,
                                                     1998
                                           --------------------------
                                          Average               Yield/
                                          Balance    Interest    Cost
                                              (Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)                          $283,432    $ 18,295   8.56%
Loans (tax-free) (1)                       12,625         586   9.27
Investment securities (taxable)            93,628       4,636   6.60
Investment securities (tax-free)(1)        29,709       1,266   8.61
Time deposits with banks and
federal funds sold                          8,006         345   5.71
                                          -------     -------   ----
Total interest-earning assets             427,400      25,128   8.10%
                                                      -------   ----
Non-interest earning assets                17,068
                                          -------
Total Assets                             $444,468
                                          =======
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits                                 $321,355    $ 11,318   4.76%
Borrowed funds                             52,125       2,306   5.83
                                         --------     -------   ----
Total interest-bearing liabilities        373,480      13,624   4.87%
                                                      -------   ----
Other liabilities and
  shareholders' equity                     70,988
                                          -------
Total Liabilities and
  Shareholders' Equity                   $444,468
                                          =======

Net interest income/rate spread                                 3.23%

Net yield on average interest-
  earning assets                                                3.85%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                            114%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)


                                            Nine-months ended Sept 30,
                                                       1997
                                            ---------------------------
                                         Average                    Yield/
                                         Balance     Interest        Cost
                                              (Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)                         $ 262,104    $ 17,026        8.62%
Loans (tax-free) (1)                       11,967         568        9.48
Investment securities (taxable)            71,132       3,712        6.96
Investment securities (tax-free) (1)       27,344       1,193        8.81
Time deposits with banks and
federal funds sold                          7,447         316        5.63
                                          -------     -------        ----
Total interest-earning assets             379,994      22,815        8.29%
                                                      -------        ----
Non-interest earning assets                15,594
                                          -------
Total Assets                             $395,588
                                          =======
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits                                 $300,273    $ 10,507        4.68%
Borrowed funds                             32,948       1,512        6.05
                                         --------    --------        ----
Total interest-bearing liabilities        333,221      12,019        4.81%
                                                     --------        ----
Other liabilities and
  shareholders' equity                     62,367
                                         --------
Total Liabilities and
  Shareholders' Equity                   $395,588
                                         ========

Net interest income/rate spread                                      3.48%

Net yield on average interest-
  earning assets                                                     4.07%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                                 114%


(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.











                                      (10)


Rate Volume Analysis
     The table below sets forth certain information regarding the changes in the components of net interest income for the periods indicated. For each category of interest earning asset and interest bearing liability, information is provided on changes attributed to: (1) changes in rate (change in rate multiplied by current volume); (2) changes in volume (change in volume multiplied by old rate); (3) the total. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                     Period Ended Sept 30,
                                                          1998 vs 1997
                                               Increase (Decrease)
                                                     Due to
                                               Rate         Volume      Total
                                            ---------    ----------   ----------
Loans (taxable)                             $(221,244)   $1,490,263   $1,269,019
Loans (tax-free)                              (13,601)       31,202       17,601
Investment securities (taxable)              (243,792)    1,167,878      924,086
Investment securities (tax-free)              (29,878)      103,199       73,321
Time deposits with banks and
  federal funds sold                            5,154        23,496       28,650
                                            ---------    ----------   ----------
Total interest income                       $(503,361)   $2,816,038   $2,312,677
                                            ---------    ----------   ----------

Deposits                                    $  80,138    $  731,703   $  811,841
Borrowed funds                                (86,060)      880,009      793,949
                                            ---------    ----------   ----------
Total interest-bearing liabilities          $  (5,922)   $1,611,712   $1,605,790
                                            ---------    ----------   ----------
Net change in net interest income           $(497,439)   $1,204,326   $  706,887
                                            =========    ==========   ==========



                                               Period Ended Sept 30,
                                                  1997 vs 1996
                                        Increase (Decrease)
                                              Due to
                                       Rate          Volume              Total
Loans (taxable)                     $ (26,328)     $2,089,099        $2,062,771
Loans (tax-free)                       26,685         141,910           168,595
Investment securities (taxable)       240,860       1,201,437         1,442,297
Investment securities (tax-free)      (17,772)         (1,933)          (19,705)
Time deposits with banks and
  federal funds sold                   10,911          97,448           108,359
                                    ---------      ----------        ----------
Total interest income               $ 234,356      $3,527,961        $3,762,317
                                    ---------      ----------        ----------

Deposits                            $  10,579      $1,565,012        $1,575,591
Borrowed funds                         92,447         704,896           797,343
                                    ---------      ----------        ----------
Total interest-bearing liabilities  $ 103,026      $2,269,908        $2,372,934
                                    ---------      ----------        ----------
Net change in net interest income   $ 131,330      $1,258,053        $1,389,383
                                    =========      ==========        ==========






                                      (11)

Non-Interest Income and Expenses:

     Non-interest income in the first nine months of 1998 decreased $86,000 in comparison to the same period of 1997. The majority of this decrease can be attributed to the $373,000 recognized on the sale of a property carried as Other Real Estate during 1997. All other components of non-interest income recorded an increase over the prior period.
     Excluding income from asset sales, non-interest income increased $155,000 or 21%, during the first nine months of 1998 as compared to the same period of last year. Income from service charges on deposits increased $29,000, or 5%, in comparison to the same period of last year while other fee income increased $126,000, or 69%. Loan servicing fees and investment brokerage income comprise the majority of this increase.
     Non-interest expense increased $333,000 or 5% for the period ended September 30, 1998 compared to the same period of the previous year. Salaries and Benefits costs account for most of the increase, adding $194,000, or 6% in comparison to the first nine months of 1997. Other operating expenses increased $96,000, or 4%.

Other Comprehensive Income:
     The Company's other comprehensive income includes unrealized holding gains (losses) on securities which it has classified as available-for-sale in accordance with FASB 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The before tax and after tax amount of this category of other comprehensive income, as well as its tax (expense) benefit, is summarized below:

                                                 For the Period Ended
                                                  September 30, 1998
                                          -----------------------------------
                                                         Tax
                                          Before       (Expense)       After
                                           Tax          Benefit         Tax
                                          ------       --------        -----
Unrealized Gains on Securities:
Unrealized Holding Gains (Losses) arising
during the period                          $ 557        $(189)         $368
Reclassification adjustments
 for (Gains) Losses Included
 in Net Income                              (128)          43           (85)
                                           -----        -----          ----
Other Comprehensive Income                 $ 429        $(146)         $283
                                           =====        =====          ====









                                      (12)


                                                 For the Period Ended
                                                  September 30, 1997
                                             -------------------------------
                                                          Tax
                                            Before     (Expense)       After
                                             Tax        Benefit         Tax
                                            ------      -------        ------
Unrealized Gains on Securities:
Unrealized Holding Gains (Losses) arising
during the period                            $851        $(289)         $562
Reclassification adjustments for
 (Gains) Losses Included
 in Net Income                                (42)          14           (28)
                                             ----        -----          ----
Other Comprehensive Income                   $809        $(275)         $534
                                             ====        ======         ====

Provision for Income Taxes:
     The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                       1998          1997
                                                      ------        ------
Provision at statutory rate                           $1,798        $1,684
Add (Deduct):
Tax effect of non-taxable interest income               (629)         (599)
Non-deductible interest expense                           88            81
Other items, net                                          41           112
                                                      ------        ------
Income tax expense                                    $1,298        $1,278
                                                      ======        ======

Securities:

     Carrying  amounts and approximate  fair value of investment  securities are summarized as follows:
                                       Sept 30, 1998        December 31, 1997
                                   --------------------  -----------------------
                                   Carrying     Fair       Carrying        Fair
                                    Amount      Value       Amount         Value
                                            (Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies                $ 16,406  $ 16,420       $31,808     $31,810
Obligations of state &
political subdivisions               32,532    32,532        27,043      27,043
Mortgage-backed securities           79,367    79,367        56,615      56,615
Corporate debt securities               488       488             0           0
Equity securities                     6,193     6,193         5,901       5,901
                                    -------   -------       -------     -------
Total                              $134,986  $135,000      $121,367    $121,369
                                   ========  ========      ========    ========


                                      (13)


     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 1998 of the Company's Investment Securities classified as available-for-sale:

                                                   September 30,
                                                       1998
                                              (Dollars in thousands)
                                                    Gross      Gross
                                                 Unrealized Unrealized
                                    Amortized      Holding    Holding      Fair
                                      Cost          Gains     Losses       Value
U.S. Treasury securities and
obligations of U.S.
government agencies:                $ 15,543        $ 165       $ 0     $ 15,708
Obligations of state and
political subdivisions:               31,121        1,412         1       32,532
Mortgage-backed securities:           78,844          583        60       79,367
Corporate debt securities:               497            0         9          488
Equity securities:                     6,193            0         0        6,193
                                    --------        -----      ----     --------
Total                               $132,198       $2,160      $ 70     $134,288
                                    ========       ======      ====     ========

     The following summarizes the amortized cost,  approximate fair value, gross unrealized  holding gains, and gross unrealized  holding losses at June 30, 1998 of the Company's Investment Securities classified as held-to-maturity:
                                                  September 30,
                                                      1998
                                             (Dollars in thousands)
                                                 Gross       Gross
                                              Unrealized   Unrealized
                                 Amortized      Holding      Holding     Fair
                                   Cost          Gains        Losses     Value
U.S. Treasury securities and
obligations of U.S.
government agencies:               $ 698          $ 14         $ 0      $ 712
Obligations of state and
political subdivisions:                0             0           0          0
Mortgage-backed securities:            0             0           0          0
Corporate debt securities:             0             0           0          0
Equity securities:                     0             0           0          0
                                   -----          ----         ---      -----
Total                              $ 698          $ 14         $ 0      $ 712
                                   =====          ====         ===      =====










                                      (14)


     The following table shows the amortized cost and approximate  fair value of
the  Company's  debt   securities  at  September  30,  1998  using   contractual
maturities.  Expected  maturities will differ from contractual  maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Available-for sale          Held-to-maturity
                           Amortized         Fair     Amortized        Fair
                             Cost           Value        Cost          Value
                           (Dollars in Thousands)     (Dollars in Thousands)
Amounts maturing in:
One year or less            $ 2,007       $ 2,019         $ 0            $ 0
After one year through
five years                    2,735         2,824           0              0
After five years through
ten years                    17,232        17,762           0              0
After ten years              25,187        26,122         698            712
Mortgage-backed securities   78,844        79,368           0              0
                            -------       -------        ----           ----
Total                      $126,005      $128,095        $698           $712
                           ========      ========        ====           ====

     Gross proceeds from the sale of investment securities for the periods ended September 30, 1998 and 1997 were $13,695,910 and $3,405,586 respectively with the gross realized gains being $153,290 and $52,401 respectively, and gross realized losses being $24,952 and $10,107, respectively.
     At September 30, 1998 and 1997, investment securities with a carrying amount of $59,131,509 and $45,988,517 respectively, were pledged as collateral to secure public deposits and for other purposes.


Loans:
     The  following  table  sets  forth  detailed  information   concerning  the
composition of the Company's loan portfolio as of the dates specified:

                                       Sept 30, 1998           December 31, 1997
                                  ----------------------     -------------------
                                   Amount          %          Amount         %
                                  --------       -----       --------      -----
                                            (Dollars in thousands)

Commercial & Financial            $ 45,232        14.5       $ 36,790      12.9
Real Estate Construction             2,294         0.7          1,372       0.5
Real Estate Mortgage               199,328        63.9        188,895      66.4
Installment Loans to Individuals    56,073        18.0         46,174      16.3
Other Loans                          8,961         2.9         11,133       3.9
Less: Unearned Discount                 (5)        0.0            (10)      0.0
                                  --------       -----       --------     -----
Total Gross Loans                 $311,883       100.0       $284,354     100.0
                                                 -----                    -----
Less: Allow. for Loan Losses        (3,992)                    (3,623)
                                  --------                   --------
Net Loans                         $307,891                   $280,731
                                  ========                   ========

                                      (15)


     The  following  table sets forth  certain  information  with respect to the
Company's allowance for loan losses and charge-offs:
                                                Period Ended Sept 30,
                                                 1998           1997
                                               (Dollars in thousands)

Balance, January 1                             $ 3,623         $ 3,167
Recoveries Credited                                 41              33
Losses Charged                                     212             408
Provision for Loan Losses                          540             585
                                               -------         -------
Balance at End of Period                       $ 3,992         $ 3,377
                                               =======         =======


     The following table presents information about the Company's non-performing assets for the periods indicated:
                                          Sept 30, 1998        Sept 30, 1997
                                          -------------        -------------
                                              (Dollars in thousands)
Nonaccrual loans                             $   493               $  187
Restructured loans                               290                  849
                                             -------               ------
Total non-performing loans                       783                1,036
                                             -------               ------
Other Real Estate Owned                            0                    0
                                             -------               ------
Total non-performing assets                    $ 783              $ 1,036
                                             =======              =======

                                          Sept 30, 1998       Sept 30, 1997
Non-performing loans as a
percentage of gross loans                       0.3%                0.4%
                                               =====               =====

Non-performing assets as a
percentage of total assets                      0.2%                0.2%
                                               =====               =====

     Non-performing assets are comprised of non-accrual and restructured loans, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest.
     Other real estate consists of property acquired through foreclosure. The property is carried at the lower of cost or the estimated fair value based on an independent appraisal.



                                      (16)

Provision for Credit Losses:

     The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 and $75,000 was credited to the allowance for loan losses during the third quarters of 1998 and 1997, respectively. The ratio of the loan loss reserve to total loans at September 30, 1998 and September 30, 1997 was 1.28% and 1.20%, respectively.


Asset/Liability Management, Interest Rate Sensitivity and Inflation
     The major objectives of the Company's asset and liability management are to
(1) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges, (2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. First National Community Bank manages these objectives through its Senior Management and Asset and Liability Management Committees. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the Bank's earnings sensitivity to changes in these rates.

     The Company analyzes its interest sensitivity position to manage the risk associated with interest rate movements through the use of "gap analysis" and "simulation modeling." Because of the limitations of the gap reports, the Bank uses simulation modeling to project future net interest income streams incorporating the current "gap" position, the forecasted balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios.

     Economic conditions affect financial institutions, as they do other businesses, in a number of ways. Rising inflation affects all businesses through increased operating costs but affects banks primarily through the manner in which they manage their interest sensitive assets and liabilities in a rising rate environment. Economic recession can also have a material effect on financial institutions as the assets and liabilities affected by a decrease in interest rates must be managed in a way that will maximize the largest component of a bank's income, that being net interest income. Recessionary periods may also tend to decrease borrowing needs and increase the uncertainty inherent in the borrowers' ability to pay previously advanced loans. Additionally, reinvestment of investment portfolio maturities can pose a problem as attractive rates are not as available. Management closely monitors the interest rate risk of the balance sheet and the credit risk inherent in the loan portfolio in order to minimize the effects of fluctuations caused by changes in general economic conditions.




                                      (17)

Liquidity

     The term "liquidity" refers to the ability of the Company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the Bank's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.
     The short-term liquidity position of the Company is strong as evidenced by $10,414,000 in cash and due from banks and $2,766,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $16,580,000 or 12% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $15,000,000.
     The  Company  has relied  primarily  on its retail  deposits as a source of funds. The Bank is normally only a seller of Federal funds to invest excess cash; however, the Bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.


Capital Management
     A strong capital base is essential to the continued growth and profitability of the Company and in that regard the maintenance of appropriate levels of capital is a management priority. The Company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 13 to the financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.
     Total stockholders' equity increased $3,262,000 or 10.3% during the first three quarters of 1998 comprised of an increase in retained earnings in the amount of $2,979,000 after paying cash dividends and a $283,000 increase in the market value of our securities available-for-sale. During the same period of 1997, total stockholders' equity increased $3,325,000, or 12.0%, comprised of an increase in retained earnings of $2,791,000, after paying cash dividends and a $534,000 increase in the market value of our securities available-for-sale. The total dividend payout during the first nine months of 1998 and 1997 represents $.42 per share and $.41 per share, respectively.
     The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 1998, First National Community Bank met all capital requirements with a leverage ratio of 7.28% and core capital and total risk-based capital ratios of 10.64% and 11.89%, respectively.



                                      (18)


     The following statement details activity in the Company's capital accounts for the nine-month period ended September 30, 1998:

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)
                      Nine months ended September 30, 1998


                                                        Accumulated
                                  Additional               Other
                         Common    Paid-in-   Retained  Comprehensive
                         Stock     Capital    Earnings     Income         Total
Balance, 12/31/97        $1,499    $ 6,267    $ 22,717    $ 1,097       $31,580
Net income for the nine
  months ended 9/30/98                           3,986                    3,986
Cash dividend, $.42
 per share                                      (1,007)                  (1,007)
Other Comprehensive
 Income, net of tax:
  Unrealized gain (loss)
 on securities
 -available-for sale                                          283           283
                         ------    -------    --------    -------       -------
Balance, 9/30/98         $1,499    $ 6,267    $ 25,696    $ 1,380       $34,842
                         ======    =======    ========    =======       =======


YEAR 2000 COMPLIANCE:  MANAGEMENT INFORMATION SYSTEMS

State of Readiness:
     It is the policy of First National Community Bank (the "Bank") that all of its automation systems shall be able to handle the change of the year from 1999 to 2000 without difficulty for the Bank. The Bank recognizes the fact that the Year 2000 issue is an enterprise-wide challenge, involving more than just technology and automation. The Board of Directors and Senior Management of the Bank will actively manage the Bank's Year 2000 planning, allocation and monitoring efforts, including measurements of risk, both internal and external.
     The Bank has determined the need to involve officers and employees from various areas of the Bank in our Year 2000 project. To this end, a Year 2000 Operations Committee has been formed to provide the manpower and knowledge to tackle the Year 2000 project. This committee consists of officers and employees from every area of the Bank in order to ensure that all mission-critical systems and applications are identified and tested for Year 2000 compliance.
     In addition, an Executive Committee has been formed consisting of Senior Management and the Year 2000 project managers. This committee will review all aspects of the Bank's Year 2000 project efforts to ensure that the century date change is a smooth process for the Bank. The Executive committee also will ensure that adequate resources are provided to assist in managing the Year 2000 project, provide guidance to the Operations Committee in its Year 2000 efforts, and report to the Board of Directors regarding the status and any problems encountered during the course of the Year 2000 project.


                                      (19)

     In addition to these committees, Market Partners, Inc., (MPI) was contracted by the Bank to independently verify and validate the Bank's Year 2000 readiness program. In anticipation of what has been described as one of the most monumental and critical project activities of all time, Market Partners performed an independent assessment of First National Community Bank's Year 2000 project planning activities to date. The engagement performed an Independent Verification & Validation review on First National Community Bank's Year 2000 plans, activities, and commitments and has identified both strengths and opportunities for the Bank to act upon to further the Bank's Year 2000 readiness. The results of this independent review has enabled the Bank to focus its efforts on the more critical areas of the plan.
     It should be noted that each area of First National Community Bank's Year 2000 Plan is being addressed according to the guidelines that have been established by the FFIEC and other regulatory agencies. These guidelines include the five (5) phases of the Year 2000 problem resolution process as listed in the May 16, 1997 OCC Advisory Letter AL 97-6 which is summarized below:
1)       Awareness of the Problem
2)       Assessment of Complexity
3)       Renovation
4)       Validation
5)       Implementation

Costs:
     The Bank has conducted a comprehensive review of its computer systems that could be affected by the Year 2000 issue and does not believe the amounts to be expended over the next two years will have a material impact on its earnings or financial position

Risks:
     The Bank has identified areas of risk in terms of Year 2000 vulnerability such as 1) Host Processor, 2) 3rd Party Software, 3) Hardware, 4) Networks, 5) Systems of Others, 6) Vendors, 7) Insurance, and 8) Credit Risk. Each area of risk will be addressed separately by the appropriate committees. However, no assurance can be made that the systems of others that the Bank relies upon will be converted on a timely basis, or that their failure to be compliant would not have an adverse effect on the Bank.

Contingency Plans:
     The Bank recognizes the need to design Year 2000 contingency plans to mitigate risk. The Bank will evaluate the risks associated with the failure of core business processes including remediation contingency planning and business resumption contingency plans. Periodic tests of contingency plans will be scheduled to ensure that these changes are considered and that the level of support for the core business process is adequate. Based on test results, modifications will be made to ensure that the business continuity plan remains valid.







                                      (20)

Part II  Other Information

Item 1 - Legal Proceeding
     The Bank is not involved in any material pending legal proceedings, other than routine litigation incidental to the business.

Item 2 - Changes in Securities
     None

Item 3 - Defaults upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8 - K
     On July 2, 1998, the Company filed a Report on Form 8-K pertaining to the holding company formation. Details of the formation are as follows:
     On July 1, 1998, First National Community Bancorp, Inc. (the "Registrant") became the holding company for First National Community Bank, a national banking association (the "Bank"). Pursuant to the terms of the Plan of Reorganization, dated as of March 13, 1997, among the Registrant, the Bank and First National Community Interim Bank (the "Interim Bank"), a national banking association and a wholly-owned subsidiary of the Registrant, the Bank merged with, into the Interim Bank, under the charter of the Interim Bank and under the name "First National Community Bank." The shareholders of the Bank became the shareholders of the Registrant, and the Bank became the wholly-owned subsidiary of the Registrant.
     A detailed description of the transaction is set forth in the Registrant's Prospectus, which is included in the Registrant's Registration Statement No. 333-24121 on Form S-4, filed with the Securities and Exchange Commission on March 12, 1997, and as amended on December 31, 1997, and June 2, 1998, which description is incorporated herein by reference.











                                      (21)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date: November 9, 1998                         /s/ J. David Lombardi
      ----------------                         -----------------------------
                                               J. David Lombardi, President/
                                                   Chief Executive Officer


Date: November 9, 1998                         /s/ William Lance
      ----------------                         ---------------------------
                                               William Lance, Treasurer/
                                               Principal Financial Officer


























                                      (22)