Form 10-K
period 1998-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1999-03-25
CIK 1035976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     [ X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                       OR
     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the transition period from __________ to __________
                          Commission File No.__________

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                             Pennsylvania 23-2900790
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

                      102 E. Drinker St. Dunmore, PA 18512
               (Address of Principal Executive Offices) (Zip Code)

     Registrant's telephone number, including area code    (570) 346-7667

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                              Name of Each Exchange
                     Title of Each Class on Which Registered
                                      NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $1.25 par value
                                (Title of Class)

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

 The aggregate market value of the Company's common stock held by non-affiliates at March 18, 1999: $91,137,680.

                 REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS
      Indicate by check mark whether the  registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the
        SecuritiesExchange  Act  of  1934  subsequent  to  the  distribution  of securities under a plan confirmed by a court.
                             Yes _______ No ________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                        2,398,360 shares of common stock

                       DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Company's Annual Report to security holders for the Fiscal Year Ended December 31, 1998 are incorporated by reference.

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

     Part I.

     Item 1 - Business
                                CORPORATE PROFILE

             The Business of First National Community Bancorp, Inc.

     THE COMPANY
      First National Community Bancorp, Inc. (the "Company") is a Pennsylvania Corporation, incorporated in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the "Bank"). The Bank is a wholly-owned subsidiary of the Company.
         The Company's primary activity consists of owning and operating the Bank, which provides the customary retail and commercial banking services to individuals and businesses. The Bank provides practically all of the Company's earnings as a result of its banking services.

     THE BANK
         The Bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the Bank changed its name to "First National Community Bank" effective March 1,
     1988.  The  Bank's   operations  are  conducted  from  offices  located  in
     Lackawanna and Luzerne Counties, Pennsylvania -- the Main Office in Dunmore, the downtown Scranton branch established in 1980, the Dickson City branch opened in December 1984, the Fashion Mall office, Scranton/Carbondale Highway opened in July 1988, the Wilkes-Barre branch which opened in July 1993, the Pittston Plaza Office which opened in April, 1995, the Kingston Office which opened in August 1996 and the Exeter Office which opened in November, 1998.
         The Bank provides the usual commercial banking services to individuals and businesses, including a wide variety of deposit instruments. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, home equity term loans and Lines of Credit and "Instant Money" overdraft protection loans. Additionally, the Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and in 1999 began to originate dealer floor plan loans. MasterCard and VISA personal credit cards are available through the Bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the Bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the Bank offers MasterCard and VISA processing services to its commercial customers, as well as Auto Cash Manager which is a personal computer based, menu driven product that allows our business customers to have direct access to their account information and the ability to perform certain daily transactions from their place of business. As a result of the Bank's partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our INVEST representative. The Bank also offers customers the convenience of 24-hour banking, seven days a week, through its Money Access Center ("MAC") network. These automated teller machines are available at the Dunmore, Dickson City, Fashion Mall, Pittston, Kingston and Exeter community offices as well as a remote facility in the C-Plus Mini Mart, 309 Main Street, Blakely. Additionally, to further enhance 24-hour banking services, Telephone Banking (Account
     Link), Loan by Phone, and Mortgage Link became available to customers during 1997. These services provide consumers the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone.
         As of December 31, 1998, no material portion of the Bank's deposits has been obtained from a single person or entity. An industry concentration exists with regard to the restaurant industry. Loans and letters of credit to the restaurant industry approximated $11.0 million as of December 31, 1998. A majority of these loans are secured by first mortgages on commercial properties where third-party loan payments paid directly to the Bank are the primary source of repayment.

     COMPETITION
         The Bank is one of two financial institutions with principal offices in Dunmore. Primary competition in the Dunmore, Scranton and Mid Valley markets comes from several commercial banks and savings and loan associations operating in these areas. Our Luzerne County offices share many of the same competitors we face in Lackawanna County as well as several banks and savings & loans that are not in our Lackawanna County market. Deposit deregulation has intensified the competition for deposits among banks in recent years. Additional competition is derived from credit unions, finance companies, brokerage firms, insurance companies and retailers.

     REGULATORY MATTERS
         The Company is subject to certain annual reporting requirements regarding its business operations. As a registered Company under the Bank Holding Company Act of 1956, as amended, the Company is subject to the supervision and examination by the Federal Reserve Board under the Act.
         The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, which includes regular examinations of the Bank's records and operations. As a member of the Federal Deposit Insurance Corporation (FDIC), the Bank's depositors' accounts are insured up to $100,000 per depositor. To obtain this protection for its depositors, the Bank pays an assessment and is subject to the regulations of the FDIC. The Bank is also a member of the Federal Reserve System and as such is subject to the rules promulgated by the Federal Reserve Board. EMPLOYEES
         As of December 31, 1998 the Bank employed 168 persons, including 35 part-time employees.



     Item 2 - Properties
                                     Type of
Property        Location               Ownership                Use


1        102 East Drinker Street
         Dunmore, PA                     Own               Main Office

2        419-421 Spruce Street
         Scranton, PA                    Own               Scranton Branch

3        934 Main Avenue
         Dickson City, PA                Own               Dickson City Branch

4        277 Scranton/Carbondale Highway
         Scranton, PA                    Lease             Fashion Mall Branch

5        23 West Market Street
         Wilkes-Barre, PA                Lease             Wilkes-Barre Branch

6        1700 N. Township Blvd.
         Pittston, PA                    Lease             Pittston Plaza Branch

7        754 Wyoming Avenue
         Kingston, PA                    Lease             Kingston Branch

8        1625 Wyoming Avenue
         Exeter, PA                      Lease             Exeter Branch

9        200 S. Blakely Street
         Dunmore, PA                     Lease             Administrative Center

10       107-109 S. Blakely Street
         Dunmore, PA                     Own               Parking Lot

11       114-116 S. Blakely Street
         Dunmore, PA                     Own               Parking Lot

12       1708 Tripp Avenue
         Dunmore, PA                     Own               Parking Lot


     Item 3 - Legal Proceedings

      The Company is not involved in any material pending legal proceedings, other than routine litigation incidental to the business.

     Item 4 - Submission of Matters to a Vote of Security Holders

      Not Applicable



     Part II.

    Item 5-Market for Registrant's Common Equity and Related Stockholder Matters

                              INVESTOR INFORMATION


     MARKET PRICES OF STOCK AND DIVIDENDS PAID

         The Company's common stock is not actively traded. The principal market area for the Company's stock is northeastern Pennsylvania. First National Community Bancorp, Inc. is listed in the Over-The-Counter (OTC) Bulletin Board Stocks under the symbol "FNCB". Quarterly market highs and lows and dividends paid for each of the past two years are presented below. These prices do not necessarily represent actual transactions. The Bank expects that comparable cash dividends will be paid in the future. All prices and dividends have been restated to reflect the retroactive effect of the 100% stock dividend paid to shareholders in 1998 and the 10% stock dividend paid in 1997.


                           MARKET PRICE              DIVIDENDS PAID
                           HIGH             LOW                    PER SHARE
              QUARTER               1998

             First       $23.50           $19.00                       $ .135
             Second       23.75            21.19                         .135
             Third        23.75            23.75                         .15
             Fourth       32.00            24.25                         .29
                                                                       ------
                                                                       $ 0.71

              QUARTER               1997

             First       $16.13           $15.63                       $  .12
             Second       17.50            16.25                          .12
             Third        18.00            16.75                          .12
             Fourth       19.81            17.38                          .22
                                                                       ------
                                                                       $ 0.58


     MARKET MAKERS

     Dean Witter Reynolds, Inc.                     INVEST Financial Corporation
     415 Spruce Street                              102 E. Drinker Street
     Scranton, PA 18503                             Dunmore, PA 18512
     1-800-733-7096                                 1-888-845-3622

     First Montauk Securities                       Legg Mason Wood Walker, Inc.
     507 Linden Street                              330 Montage Mountain Road
     Scranton, PA 18503                             Scranton, PA 18507
     1-800-655-7162                                 1-800-346-4346

     Hopper-Soliday & Co., Inc.                     Ryan, Beck and Co.
     1703 Oregon Pike                               80 Main Street
     Lancaster, PA 17601                            West Orange, NJ  07052
     1-800-526-6371                                 1-800-325-7926
     TRANSFER AGENT

     Registrar and Transfer Company
     10 Commerce Drive
     Cranford, NJ  07016-9982

     Shareholder questions regarding stock ownership should be directed to the Investor Relations Department at Registrar and Transfer Company at 1-800-368-5948.


     DIVIDEND CALENDAR

         Dividends on the Company's common stock, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15. Record dates for dividends are customarily March 1, June 1, September 1, and December 1.


     SHAREHOLDERS' INQUIRIES

         A copy of the Company's Annual Report for the year ended December 31, 1998 on Form 10-K, as required to be filed with the Securities and Exchange Commission, may be obtained free of charge by writing to:

                           Treasurer
                           First National Community Bancorp, Inc.
                           102 East Drinker Street
                           Dunmore, PA 18512




     INTERNET ADDRESS
     http://www.fncb.com

     E-MAIL ADDRESS
     fncb@fncb.com

     Item 6 - Selected Financial Data

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                        For the Years Ended December 31,
                               ------------------------------------------------
                                 1998       1997      1996      1995       1994
                               ------------------------------------------------
Total assets                   483,385    428,335   372,438   318,026   269,679
Interest-bearing balances
 with financial institutions     2,478      1,586     2,771       775     2,754
Securities                     131,830    121,367    82,476    69,408    55,403
Net loans                      324,610    280,731   259,880   229,643   193,254
Total deposits                 380,039    345,668   320,968   275,739   236,864
Stockholders' equity            34,679     31,580    27,631    25,547    17,117

Net interest income before
 provision for credit losses    15,445     14,580    12,765    11,286     9,882
Provision for credit losses        920      1,110       820       796       700
Other income                     1,583      1,628     1,099       921       925
Other expenses                   9,423      8,839     7,904     7,097     6,369
Income before income taxes       6,685      6,259     5,140     4,314     3,738
Provision for income taxes       1,578      1,616     1,265     1,100       888
Net income                       5,107      4,643     3,875     3,214     2,850
Cash dividends paid              1,703      1,396     1,178       887       780

Per share data:
Net income (1)                    2.13       1.94      1.62      1.52      1.39
Cash dividends (2)                0.71       0.58      0.49      0.41      0.38
Book value (1)(3)                14.46      13.17     11.52     12.08      8.35
Weighted average number
 of shares outstanding       2,398,360  2,398,360 2,398,360 2,114,192 2,050,960

(1) Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 100% stock dividend declared in 1998 and the 10% stock dividends declared in 1997 and 1996.

(2) Cash dividends per share have been restated to reflect the retroactive effect of the 100% stock dividend declared in 1998 and the 10% stock dividends declared in 1997 and 1996.

(3) Reflects the effect of SFAS No. 115 in the amount of $791,000 in 1998, $1,097,000 in 1997, $384,000 in 1996, $991,000 in 1995 and $(1,558,000) in 1994.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial review of First National Community Bancorp, Inc. (the "Company") is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the Company and its wholly-owned subsidiary, First National Community Bank (the "Bank") for the years ended December 31, 1998, 1997 and 1996. The information presented below should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the 100% stock dividend paid to shareholders on July 20, 1998 and the 10% stock dividends paid December 31, 1997 and May 8, 1996.

                              RESULTS OF OPERATIONS

                                     SUMMARY

         Net income for 1998 amounted to $5,107,000, which was $464,000, or 10%, higher than the 1997 level. In 1997, net income totaled $4,643,000 or $768,000 over 1996. On a per share basis, net income was $2.13, $1.94 and $1.62, respectively in 1998, 1997 and 1996. The weighted average number of shares outstanding in 1998, 1997 and 1996 were 2,398,360 after giving retroactive effect to the stock dividends paid in 1998, 1997 and 1996, respectively.

         The increase in net income recorded in 1998 can be attributed to the $865,000, or 6%, improvement in net interest income combined with a reduced provision for credit losses which more than offset the $585,000, or 7%, increase in other expenses. Management's focus on improvement through growth again proved successful as increased earnings due to volume variances more than compensated for the negative impact of repricing resulting from the reduction in interest rates during the fourth quarter.

         The $768,000, or 20%, increase in 1997 over the 1996 earnings can be attributed to the $1.8 million increase in net interest income and a $529,000 improvement in non-interest income, offset partially by additional non-interest expenses, credit loss provisions and applicable income taxes.

         Return on assets for the years ended December 31, 1998, 1997 and 1996 was 1.13%, 1.16% and 1.13%, respectively while the return on equity recorded during the same periods amounted to 15.29%, 15.85% and14.83%.


     NET INTEREST INCOME

         Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the Company's operating income and as such is the primary determinant of profitability. Before providing for future credit losses, net interest income increased 6% from the $14.6 million recorded in 1997 to $15.4 million in 1998. Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

         Tax-equivalent net interest income increased $927,000, or 6%, from the $15.8 million reported in 1997. Sound pricing policies, aggressive growth strategies and effective asset-liability management techniques again enabled the company to improve net interest income during this period of declining interest rates.

         Average loans increased $26 million, or 10%, in 1998 and contributed an increase of $1.8 million of interest income over the 1997 level. Commercial loans provided the majority of the growth in 1998 as average loan balances increased $24 million and earnings on those balances improved by $1.8 million. Installment loans also provided significant increases in 1998 comprised of $15 million in average loan balances and $1.2 million of interest income due primarily to growth in indirect auto loans. Mortgage loans outstanding averaged $13 million lower in 1998 than in 1997 due to the sale of almost $23 million of long-term, fixed rate assets in 1998. As a result of the reduced level of average loans outstanding, interest income on mortgage loans decreased $1.2 million in 1998. Repricing and new volume resulted in the sixteen basis point reduction earned on average loan balances in 1998 when compared to the prior period.

         Average securities increased $24 million over the 1997 average balance and generated $1.3 million of additional earnings. Declining rates impacted securities yields through repricing, new volume and principal reductions, resulting in a thirty-nine basis point decrease from the 1997 level. Money market assets, which include interest-bearing deposits with banks and federal funds sold, were $1.2 million less in 1998 than in 1997 and earnings from these assets decreased $61,000.

         Total interest-bearing deposits increased $22 million in 1998 comprised of an $18 million increase in average certificates of deposit and a $4 million increase in low-cost deposits. Competition for deposits remained fierce in local markets, resulting in an average cost of deposits which was equal to the 1997 level. Borrowed funds and other interest-bearing liabilities increased $20 million on the average due to additional Federal Home Loan Bank advances but repricing and reduced costs on new borrowings resulted in a twenty-five basis point reduction in the cost of these liabilities.

         As a result of the interest rate reductions in 1998 and the more immediate impact on interest earning assets, the Company's net interest margin decreased twenty-five basis points to 3.84% in 1998. Investment leveraging transactions continue to add to the profitability of the company, as evidenced by the $433,000 earned in 1998 from the transactions, but also contribute to the reduction in the overall net interest margin. Exclusive of the investment leveraging transactions, the 1998 net interest margin would have been 4.15%, or seven basis points lower than the comparable period of 1997.

         During 1997, tax-equivalent net interest income increased $1.9 million, or 14%, from the $13.9 million reported in 1996 to $15.8 million. Interest rates continued the roller coaster ride experienced in 1996 and gradually increased during the first quarter, with the long bond exceeding 7.00%. During the second and third quarters of 1997, rates again fluctuated until decreasing steadily through the fourth quarter as inflation fears subsided. As of year end, the yield on the one-year Treasury Bill was three basis points lower than it began the year while the thirty year bond had decreased seventy-seven basis points to 5.96%. Yields earned on loans and money market assets increased during 1997 from the prior year levels but a three basis point decrease in the yield earned on securities resulted in a yield on total earning assets which remained stable at 8.32%. During the same period, however, competition for deposits remained fierce locally resulting in a nine basis point increase in the cost of interest-bearing deposits. Additionally, the cost of borrowed funds and other interest-bearing liabilities increased during 1997, resulting in a decrease in the net interest margin from the 4.25% recorded in 1996 to 4.09%. During 1997, the Company entered into several investment leveraging transactions which resulted in $164,000 of pre-tax earnings, but the 1.06% spread earned on the transactions had a negative impact on the overall net interest margin. Excluding the effect of these transactions, the 1997 net interest margin would have been 4.22% which is only slightly lower than the 4.25% recorded in 1996. Growth in earning assets which represents 112% of the growth in interest-bearing liabilities also contributed to the 1997 margin.


                                Yield Analysis
               (dollars in thousands-taxable equivalent basis)(1)
                             1998                  1997                 1996
                   --------------------- --------------------- ----------------------
                            Int     Avg           Int     Avg          Int      Avg
                   Average  Income/ Int  Average  Income/ Int  Average Income/  Int
                   Balance  Expense Rate Balance  Expense Rate Balance Expense  Rate
                   --------------------- --------------------- ---------------------

ASSETS:
Earning Assets:(2)
 Commercial loans-
   taxable         $161,839 $14,272 8.82 $138,214 $12,450 9.01 $116,851 $10,466 8.96
 Commercial loans-
   tax free          11,648   1,106 9.50   11,714   1,135 9.69    8,658     800 9.24
 Mortgage loans      50,072   3,951 7.89   62,814   5,097 8.11   66,158   5,302 8.01
 Installment loans   78,971   6,606 8.37   63,501   5,433 8.56   52,436   4,623 8.82
                   --------------------- --------------------- ---------------------
  Total Loans       302,530  25,935 8.57  276,243  24,115 8.73  244,103  21,191 8.68
                   --------------------- --------------------- ---------------------

 Securities-taxable  95,602   6,239 6.53   74,605   5,147 6.90   47,524   3,131 6.59
 Securities-tax free 30,196   2,587 8.57   26,934   2,380 8.83   27,643   2,464 8.91
                   --------------------- --------------------- ---------------------
  Total Securities  125,798   8,826 7.02  101,539   7,527 7.41   75,167   5,595 7.44
                   --------------------- --------------------- ---------------------

 Interest-bearing
 deposits with banks  2,918     177 6.07    2,839     170 6.00    1,738     101 5.81
 Federal funds sold   4,007     222 5.54    5,251     290 5.52    5,483     293 5.34
                   --------------------- --------------------- ---------------------
  Total Money
   Market Assets      6,925     399 5.76    8,090     460 5.69    7,221     394 5.46
                   --------------------- --------------------- ---------------------
  Total Earning
   Assets           435,253  35,160 8.08  385,872  32,102 8.32  326,491  27,180 8.32
 Non-earning assets  21,657                19,278                18,271
 Allowance for
  credit losses      (3,932)               (3,446)               (3,105)
                   --------              --------              --------
   Total Assets    $452,978              $401,704              $341,657
                   ========              ========              ========

  LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing
  Liabilities:
 Interest-bearing
  demand deposits   $50,504 $1,225 2.43  $45,682 $1,110 2.43    $38,637   $937  2.43
 Savings deposits    41,983  1,001 2.38   42,482  1,038 2.44     45,257  1,163  2.57
 Time deposits
  over $100,000      61,618  3,265 5.30   53,784  2,827 5.26     46,261  2,421  5.23
 Other time
  deposits          171,147  9,764 5.71  161,331  9,253 5.74    136,460  7,750  5.68
                   -------------------- --------------------   ---------------------
  Total Interest-
  Bearing Deposits  325,252 15,255 4.69  303,279 14,228 4.69    266,615 12,271  4.60
                   -------------------- --------------------   ---------------------
 Borrowed funds
 and other
 interest-bearing
 liabilities         54,661  3,202 5.86   34,327  2,098 6.11     17,821  1,035  5.81
                   -------------------- --------------------  ----------------------
  Total Interest-
   Bearing Liab-
   ilities          379,913 18,457 4.86  337,606 16,326 4.84    284,436 13,306  4.68
 Demand deposits     35,887               31,707                 28,116
 Other liabilities    3,779                3,103                  2,978
 Stockholders'
   equity            33,399               29,288                 26,127
                   --------             --------               --------

  Total Liabilities
   and Stockholders'
   Equity          $452,978             $401,704               $341,657
                   ========             ========               ========

Net Interest
 Income Spread             $16,703 3.22         $15,776 3.48            $13,874 3.64
                           ============         ============            ============

Net Interest
 Margin                            3.84                 4.09                    4.25
                                   ====                 ====                    ====

  (1) In this schedule and other schedules presented on a tax-equivalent basis, income that is Exempt from federal income taxes, i.e. interest on state and municipal securities, has been Adjusted to a taxable equivalent basis using a 34% federal income tax rate. (2) Excludes non-performing loans.



         The most significant impact on net income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.

         The following table shows the relative contribution of changes in average volume and average interest rates to changes in net interest income for the periods indicated. The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                         Rate/Volume Variance Report(1)
                 (dollars in thousands-taxable equivalent basis)

                           1998 vs 1997                    1997 vs 1996
                     -------------------------      ----------------------------
                             Increase(Decrease)              Increase(Decrease)
                             ------------------             --------------------
                     Total      Due to  Due to      Total     Due to    Due to
                     Change     Volume   Rate       Change    Volume     Rate
                     ------------------------       ----------------------------

Interest Income:
 Commercial loans-
  taxable            $1,822    $2,126  $(304)       $1,984    $1,882       $102
 Commercial loans-
  tax free              (29)       (7)   (22)          335       279         56
 Mortgage loans      (1,146)   (1,032)  (114)         (205)     (268)        63
 Installment loans    1,173     1,332   (159)          810       934       (124)
                     ------------------------       ---------------------------
  Total Loans         1,820     2,419   (599)        2,924     2,827         97
                     ------------------------       ---------------------------

 Securities-taxable   1,092     1,430   (338)        2,016     1,787        229
 Securities-tax free    207       288    (81)          (84)      (63)       (21)
                     ------------------------       ----------------------------
  Total Securities    1,299     1,718   (419)        1,932     1,724        208
                     ------------------------       ----------------------------

 Interest-bearing
  deposits with banks     7         5      2            69        63          6
 Federal funds sold     (68)      (69)     1            (3)      (15)        12
                     ------------------------       ----------------------------
  Total Money
   Market Assets        (61)      (64)     3            66        48         18
                     ------------------------       ----------------------------

   Total Interest
     Income           3,058     4,073 (1,015)        4,922     4,599        323
                     ------------------------       ----------------------------

Interest Expense:
 Interest-bearing
  demand deposits       115        96     19           173       162         11
 Savings deposits       (37)      (11)   (26)         (125)      (72)       (53)
 Time deposits
  over $100,000         438       412     26           406       386         20
 Other time
  deposits              511       563    (52)        1,503     1,390        113
                     ------------------------       ----------------------------
  Total Interest-
  Bearing Deposits    1,027     1,060    (33)        1,957     1,866         91
                     ------------------------       ----------------------------
 Borrowed funds
  and other
  interest-bearing
  liabilities         1,104     1,243   (139)        1,063       958        105
                     ------------------------       ----------------------------

   Total Interest
     Expense          2,131     2,303   (172)        3,020     2,824        196
                     ------------------------       ----------------------------

Net Interest Income    $927    $1,770  $(843)       $1,902    $1,775       $127
                     ========================       ============================


         (1)  Changes in interest  income and interest  expense  attributable to
              changes   in  both   volume   and   rate   have   been   allocated
              proportionately to changes due to volume and changes due to rate.

     CURRENT YEAR

         In 1998, tax-equivalent net interest income increased $927,000 over the 1997 level. Balance sheet growth again resulted in improved earnings as evidenced by the $1.8 million increase in net interest income due to volume. Loan growth added $2.4 million to interest income due to increases in both commercial and installment loans outstanding. New securities purchases, including those purchased in leveraging transactions, also contributed to the improved earnings in the amount of $1.7 million. In order to fund the growth in loans and investments, new deposits and borrowed funds were added which resulted in a $2.3 million increase in interest expense.

         The negative impact of rate reductions can be seen in the $1.0 million decrease in interest income due to rate which was only partially offset by the $172,000 decrease in the cost of liabilities due to repricing. Variable rate assets which reprice immediately were reduced by seventy-five basis points during the fourth quarter as the Federal Reserve cut interest rates three times in a seven week period. New volume at lower than historic levels also contributed to the negative variance due to rate. During this same period, the Company held rates steady on its low-cost deposit base while the effect of repricing on certificates of deposit will materialize over time.

     PRIOR YEAR

         In 1997, growth also lead to improved earnings. The $1.9 million increase in net interest income includes $1,775,000 due to volume but also includes $127,000 due to rate, reflecting a positive repricing impact. Loan and investment portfolio growth added $4.5 million which was partially offset by the $2.8 million increase in the cost of funds to support the asset growth. Rate fluctuations on earning assets added over $300,000 which includes an increase in commercial loans related to the twenty-five basis point hike in the prime rate during the year and investment purchases at increased yields. The cost of certificates of deposit increased as the Company attempted to lengthen its portfolio for asset/liability purposes. New borrowings and variable rate adjustments increased the cost of borrowed funds.


     PROVISION FOR CREDIT LOSSES

         The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the Company's independent auditors. The provision for credit losses was $920,000 in 1998, $1,110,000 in 1997 and $820,000 in 1996.

     OTHER INCOME


Other Income                                 1998       1997     1996
----------                                   ----       ----     ----
                                              (dollars in thousands)

Service charges                              $780       $759     $693
Net gain/(loss) on the sale of securities     125         (8)     130
Net gain on the sale of other real estate      47        377        1
Net gain on the sale of other assets            0        156        0
Other                                         631        344      275
                                           ------     ------   ------
 Total Other Income                        $1,583     $1,628   $1,099
                                           ======     ======   ======


         The company's other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

         In 1998, earnings from service charges were $21,000, or 3%, higher than the 1997 total. Net gains from securities sales totaled $125,000 in 1998 as management sold securities to minimize the risk from prepayments on mortgage-backed securities. The $47,000 net gain from the sale of other assets includes earnings generated from the Bank's real estate subsidiary, FNCB Realty, Inc. During 1998, the Company continued to shed interest rate risk through the sale of $22.8 million of fixed rate residential mortgage loans. These loan sales, with rates ranging from 6.125% to 9.125%, added $189,000 to 1998 earnings after accounting for fees associated with the sale. As importantly, the servicing rights were retained thereby resulting in no impact on our customers and improving future profits through servicing fee income. It is management's intention to continue to shed interest rate risk as opportunities present themselves in order to remain competitive in this area of retail lending. Servicing fees collected on mortgage loans which have been sold were $97,000 in 1998, or $43,000 higher than the same period of 1997. All other fee income increased $81,000 over the 1997 total including a $40,000 improvement in the earnings generated through a partnership with INVEST Financial Services.

         During 1997, service charges increased $66,000, or 10%. The majority of this increase can be attributed to uncollected funds, although newly initiated surcharge fees pertaining to automatic teller machines also contributed $34,000 of additional income. The decrease in the area of net gains or losses on the sale of securities also represents the Company's efforts to improve future profits. During 1997, many of the lowest yielding securities in the portfolio were sold as interest rates plummeted, thereby enabling the Company to reposition the portfolio for future benefits. Included in net gains on the sale of other assets is $524,000 recognized on the sale of real estate and other assets by FNCB Realty, Inc. These assets were transferred to the Bank's subsidiary through foreclosure action and subsequently resold. Other income increased $69,000 in comparison to 1996 as letter of credit fees increased considerably and fee income from the Bank's relationship with INVEST financial services also provided an increase of $22,000 over the 1996 level. In 1997, residential mortgage loans totaling $14.7 million were sold, resulting in a net gain of $66,000.




     OTHER EXPENSES


 Other Expenses              1998                  1997                   1996
                             ----                  ----                   ----
                                         (dollars in thousands)

Salary expense             $3,772                $3,482                 $3,176
Employee benefit expense      977                   960                    900
Occupancy expense             869                   842                    812
Equipment expense             677                   610                    484
Advertising expense           341                   272                    259
Data Processing expense       530                   424                    382
Other operating expenses    2,257                 2,249                  1,891
                           ------                ------                 ------
  Total Other Expenses     $9,423                $8,839                 $7,904
                           ======                ======                 ======


     Total other expenses increased $584,000, or 7%, in comparison to the prior year. Employee costs accounted for $307,000, or 53%, of the increase while occupancy and equipment costs rose $94,000, or 16% of the total. All other expenses increased $183,000, or 31% of the total due primarily to increases in advertising and data processing costs. The Company's overhead ratio, which measures non-interest expenses in relation to average assets improved from the 2.20% recorded in 1997 to 2.08%. In 1996, the overhead ratio was 2.31%.

         Salary and benefits amount to 50% of the Company's total other expenses. During 1998, salary expense increased $290,000, or 8%, due to merit increases, and the addition of staff to meet the growing sales and administrative needs of the company. Full-time equivalent employees at December 31, 1998 were 168, an increase from the 151 reported as of the same period last year. Employee benefit costs increased $17,000, or 2%, in 1998 due primarily to a $30,000 increase in the Company's contribution to a defined contribution profit sharing plan. Hospitalization costs, payroll taxes and other benefits decreased $13,000 in comparison to 1997.

         Occupancy expenses increased $27,000, or 3%, in 1998 due primarily to rental expense associated with a new community office. Increases in maintenance expenses and depreciation on the new facilities were offset by a reduced level of real estate taxes. Equipment costs increased $67,000, or 11%, due to depreciation expense on new equipment, including computers and related technology.

         All other operating expenses increased $183,000, or 6%, compared to 1997. Advertising costs increased $69,000 while data processing expenses rose $106,000 in 1998 due to bank promotions and technological advances. All other components of other operating expenses were limited to an $8,000 net increase.

         In 1997, total other expenses increased $935,000, or 12%, in comparison to 1996. During 1996 other expenses increased 11% from the prior period. Employee costs accounted for 39% of the increase in 1997 while occupancy and equipment costs rose by $156,000, or 17% of the total. All other operating expenses increased $413,000, or 44% of the total increase.

         Salary and benefit costs comprised the majority of total other expenses in 1997 and increased 9% over the 1996 level. Salaries increased $306,000, or 10%. Contributing to this increased cost are merit increases, as well as the full year's effect of the Kingston Office which opened in August 1996. Full-time equivalent employees at December 31, 1997 were 151, a decrease from the 155 reported in 1996. Employee benefit costs increased $60,000, or 7%, in 1997 due primarily to rising health care costs and a $30,000 increase in the Company's contribution to a defined contribution profit sharing plan. Increases in payroll taxes and other benefits amounted to $5,000.

         Occupancy expenses increased $30,000, or 4%, in 1997. The recognition of a full year's effect from the Kingston Office which opened during 1996 accounts for the vast majority of the increase.

         Equipment expenses increased $126,000, or 26%, during 1997. Depreciation and maintenance on new equipment accounted for $108,000 of the increase, including $23,000 from our newest office. This increased cost reflects the Company's commitment to new technology, including a complete upgrade to the retail delivery systems.

         All other operating expenses increased $413,000 in 1997 from the prior period. Non-controllable items such as FDIC Insurance, Bank Shares Tax and examinations accounted for $97,000 of the increased cost. Also contributing significantly to the increased cost was $169,000 of operating costs from the Bank's subsidiary, FNCB Realty, Inc. The majority of these costs reflect operating expenses associated with a single property which was sold. All other components of other operating expenses increased $159,000, or 7%.


     PROVISION FOR INCOME TAXES

         Federal income tax expense decreased $39,000 in 1998 in comparison to the 1997 total in spite of the $426,000 improvement in income before taxes. Tax benefits derived from an increased level of tax-exempt income had a $40,000 positive effect while the effect of deferred taxes and other items reduced the 1998 provision by $144,000. The Company's effective tax rate for 1998 and 1997 was 23.6% and 25.8%, respectively.

         During 1997, federal income tax expense increased $351,000 in comparison to 1996. The majority of the increase was attributed to the $1,119,000 improvement in pre-tax income as well as the effect of other non-deductible and deferred tax items. Tax benefits related to non-taxable interest income increased $57,000 over the 1996 total. The effective tax rate for 1996 was 24.6%.

     FINANCIAL CONDITION

         Total assets increased $55 million, or 13%, in 1998 compared to a similar $56 million increase in 1997. Total deposits provided $34 million of new funds in 1998 while borrowed funds increased $17 million. This available liquidity was utilized to fund the $44 million, or 16%, increase in net loans as well as the $10 million growth in the Company's securities portfolio.

     SECURITIES

         The primary objectives in managing the Company's securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

         During 1998, total securities increased $10 million, inclusive of a $463,000 decrease in the fair value of the portfolio. During 1998, growth was again concentrated in mortgage-backed securities including $15 million which were purchased with structured borrowings from the Federal Home Loan Bank of Pittsburgh, thereby allowing the Company to earn a favorable spread between the rate earned on the securities and the cost of the borrowed funds. Management remains committed to a strategy which limits purchases to those that are virtually free of credit risk and will help to meet the objectives of the Company's Investment and Asset/Liability management policies.

         The following table sets forth the carrying amount of securities at the dates indicated:

                                               December 31,
                                  ----------------------------------------
                                    1998           1997             1996
                                          (dollars in thousands)

U.S. Treasury securities
  and obligations of
  U.S. government agencies       $ 13,109       $ 31,808           $27,946
Obligations of state
  and political subdivisions       33,671         27,043            29,533
Mortgage-backed securities         77,590         56,615            22,544
Corporate debt securities             992              0                 0
Equity securities                   6,468          5,901             2,453
                                 --------       --------           -------
          Total                  $131,830       $121,367           $82,476
                                 ========       ========           =======

         The following table sets forth the maturities of securities at December 31, 1998 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments using a 34% rate have been made in calculating yields on obligations of state and political subdivisions.


(dollars in thousands)                           Mortgage-
                 Within    2-5    6-10   Over     Backed     No Fixed
                One Year  Years  Years 10 Years  Securities  Maturity    Total
                --------  -----  ----- --------  ----------  --------   -------
U.S. Treasury
  securities     $2,005    $ 0     $ 0     $ 0        $ 0        $ 0   $  2,005
  Yield           5.87%                                                    5.87%
Obligations
 of U.S.
 government
 agencies           500  7,115   3,457                                    11,072
  Yield           6.03%  6.72%   5.46%                                     6.30%
Obligations
 of state
 and political
 subdivisions(1)  1,732  7,315  23,406                                    32,453
  Yield           6.11%  9.48%   7.66%                                     7.99%
Mortgage-backed
 securities                                         77,632                77,632
  Yield                                              5.80%                 5.80%
Corporate debt
 securities                        504     497                             1,001
  Yield                          6.25%   6.01%                             6.13%
Equity
 securities(2)                                                    6,468    6,468
  Yield             -      -       -        -           -        6.48%     6.48%
                 ------ ------ ------- -------     -------      ------  --------
Total maturities $2,005 $2,232 $14,934 $27,360     $77,632      $6,468  $130,631
                 ====== ====== ======= =======     =======      ======  ========
  Weighted yield  5.87%  6.10%   8.06%   7.35%       5.80%       6.48%     6.42%
                  =====  =====   =====   =====       =====       =====     =====

     1) Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 34% federal income tax rate.
     2) Yield presented represents 1998 actual return.


      LOANS

         Total loans increased $45 million, or 16%, in 1998. Commercial loans provided $30 million of the increase while installment lending also contributed $26 million of growth since December 31, 1997. The commercial growth includes $18 million secured by real estate while the growth in installment loans includes $14 million of indirect auto loans and an additional $14 million which is secured by real estate. Residential real estate loans decreased $12 million in 1998 as the Company continued with its strategy of reducing interest rate risk through the sale of long-term, fixed-rate assets. During 1998, over $22 million of these long-term assets were sold in the secondary market resulting in a reduced level of interest rate risk and a net gain on the sales of approximately $189,000. The sale of these assets provides liquidity for future growth and also allows the Company to continue to provide competitive products during the current low-rate environment.

         Details regarding the loan portfolio for each of the last five years are as follows:

                                Loans Outstanding
                             (dollars in thousands)
                                           December 31
                           1998       1997        1996        1995       1994
                           ----       ----        ----        ----       ----
Commercial and Financial $189,453   $159,644    $136,620    $120,560   $103,602
Real Estate                45,855     57,523      67,262      67,333     65,960
Installment                93,589     67,196      59,183      44,587     26,007
                         --------   --------    --------    --------   --------
 Total Loans Gross        328,897    284,363     263,065     232,480    195,569
Unearned Discount              (4)       (10)        (18)        (37)       (65)
                         --------   --------    --------    --------   --------
 Total Loans              328,893    284,353     263,047     232,443    195,504
Reserve for Credit Losses  (4,283)    (3,623)     (3,167)     (2,800)    (2,250)
                         --------   --------    --------    --------   --------
 Net Loans               $324,610   $280,730    $259,880    $229,643   $193,254
                         ========   ========    ========    ========   ========


     The  following   schedule  shows  the  repricing   distribution   of  loans
     outstanding as of December 31, 1998. Also provided are these amounts classified according to sensitivity to changes in interest rates.


                   Loans Outstanding - Repricing Distribution
                             (dollars in thousands)

                              Within     One to    Over Five
                             One Year  Five Years    Years       Total
                            ---------  ----------  ---------     -----
Commercial and Financial     $107,992    $ 60,028    21,433     $189,453
Real Estate                    16,575      18,676    10,604       45,855
Installment                    27,310      56,109    10,170       93,589
                             --------    --------   -------     --------
  Total                      $151,877    $134,813   $42,207     $328,897
                             ========    ========   =======     ========

Loans with predetermined
 interest rates              $ 34,041    $ 71,758   $33,232     $139,031
Loans with floating rates     117,836      63,055     8,975      189,866
                             --------    --------   -------     --------
  Total                      $151,877    $134,813   $42,207     $328,897
                             ========    ========   =======     ========


     ASSET QUALITY

         The Company manages credit risk through the application of policies and procedures designed to foster sound underwriting and credit monitoring practices, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond the Company's control.

         The Company's Risk Management Committee meets quarterly or more often as required and makes recommendations to the Board of Directors regarding provisions for credit losses. The Committee reviews individual problem credits and ensures that ample reserves are established considering both general allowances and specific allocations.

         The following schedule reflects various non-performing categories as of December 31 for each of the last five years:


                                        (dollars in thousands)
                                 1998       1997     1996    1995      1994
                                 ----       ----     ----    ----      ----
Nonaccrual loans
 (including impaired loans)       $845      $207     $714   $1,629    $2,285
Loans past due 90 days
 or more and still accruing        452     1,224      354      157       418
Other Real Estate Owned              0         0      337       25        75
                                ------    ------   ------   ------    ------
  Total Non-Performing Assets   $1,297    $1,431   $1,405   $1,811    $2,778
                                ======    ======   ======   ======    ======


         During 1998, total non-performing assets decreased due to the $772,000 reduction in loans past due more than ninety days. Nonaccrual loans increased $638,000 from the December 31, 1997 level and includes $660,000 that was transferred to non accrual status during 1998. The majority of the increase is split between three credits which are substantially secured by real estate. As of December 31, 1998, the Company's ratio of nonaccrual loans to total loans was .26%, less than one-half of the national peer banks reported ratio of .63%. The Company continues to acknowledge the weakness in local real estate markets and in general economic conditions, emphasizing strict underwriting standards to minimize the negative impact of the current environment. Management remains ever conscious to avoid the problems of over-lending experienced during the 1980's and expects future efforts to reduce delinquency percentages during 1999.


     ALLOWANCE FOR CREDIT LOSSES

         The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years:

                          Loan Loss Reserve Allocation
                             (dollars in thousands)

                      12/31/98             12/31/97         12/31/96          12/31/95                12/31/94
                 -----------------  -----------------  ----------------  ------------------   ------------------
                              % of              % of              % of                % of               % of
                            Loans in          Loans in          Loans in            Loans in           Loans in
                              Each              Each              Each                Each               Each
                            Category          Category          Category            Category           Category
                            to Total          to Total          to Total            to Total           to Total
                  Amount     Loans   Amount    Loans    Amount   Loans     Amount     Loans    Amount    Loans
                  ------    ------   ------   -------   ------  -------    ------   --------   ------  --------
Commercial and
Financial         $1,706      58%     $1,340     56%     $1,326     52%    $1,094       52%    $1,110     53%
Real Estate          117      14%        118     20%         98     26%       105       29%       121     34%
Installment           92      28%         69     24%         61     22%        38       19%        29     13%
Unallocated        2,368       -       2,096      -       1,682      -      1,563        -        990      -
                 -----------------   -----------------  ---------------   ------------------   ----------------
                  $4,283     100%     $3,623     100%    $3,167    100%    $2,800      100%    $2,250    100%
                 =================   =================  ================  ==================   ================


         The following schedule presents an analysis of the allowance for credit losses for each of the last five years:

                             (Dollars in thousands)
                             Years Ended December 31
                            1998     1997     1996     1995     1994
                            ----     ----     ----     ----     ----
Balance, January 1         $3,623   $3,167   $2,800   $2,250   $2,027
  Charge-Offs:
   Commercial and Financial    77      547      420      449      495
   Real Estate                 50        9       20       97       60
   Installment                180      141      141       59       38
                            -----   ------   ------   ------   ------
    Total Charge-Offs         307      697      581      605      593
                            -----   ------   ------   ------   ------
Recoveries on Charged-Off
 Loans:
  Commercial and Financial     11        8      109      327      103
  Real Estate                   1        0        0        1        0
  Installment                  35       35       19       31       13
                           ------   ------   ------   ------   ------
    Total Recoveries           47       43      128      359      116
                           ------   ------   ------   ------   ------

Net Charge-Offs               260      654      453      246      477
                           ------   ------   ------   ------   ------
Provision for Credit Losses   920    1,110      820      796      700
                           ------   ------   ------   ------   ------
Balance, December 31       $4,283   $3,623   $3,167   $2,800   $2,250
                           ======   ======   ======   ======   ======

Net Charge-Offs during
 the period as a
 percentage of average
 loans outstanding during
 the period                  .09%     .24%     .18%     .12%     .28%
Allowance for credit
 losses as a percentage
 of net loans outstanding
 at end of period           1.30%    1.27%    1.20%    1.20%    1.15%

  During 1998, losses charged to the reserve declined considerably from prior periods while recoveries were consistent with the 1997 total. During 1995, payments approximating $300,000 were received from loans charged-off in 1991, 1992 and 1994.

     DEPOSITS

         The primary source of funds to support the Company's growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $34 million in 1998 comprised primarily of growth in certificates of deposit but also includes over $7 million in low-cost savings and demand accounts.

         The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:


                             Year Ended December 31,
                           1998              1997              1996
                           ----              ----              ----
                      Amount     Rate    Amount  Rate      Amount    Rate
                     ----------------  ---------------   -----------------
                                 (thousands of dollars)
Noninterest-bearing
 demand  deposits    $ 35,887           $ 31,707         $ 28,116
Interest-bearing
 demand deposits       50,504    2.43%    45,682  2.43%    38,637    2.43%
Savings deposits       41,983    2.38%    42,482  2.44%    45,257    2.57%
Time deposits         232,765    5.60%   215,115  5.62%   182,721    5.57%
                     --------           --------         --------
  Total              $361,139           $334,986         $294,731
                     ========           ========         ========

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998, are summarized as follows:

                          Time Certificates of Deposit
                             (thousands of dollars)


  3 months or less                                                $45,474
  Over 3 through 6 months                                           8,083
  Over 6 through 12 months                                         10,818
  Over 12 months                                                    4,966
                                                                  -------
     Total                                                        $69,341
                                                                  =======



     CAPITAL

         A strong capital base is essential to the continued growth and profitability of the Company and in that regard the maintenance of appropriate levels of capital is a management priority. The Company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 12 to the financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.

         As a result of the significant growth the Company has experienced in recent years, capital ratios, although well above the regulatory minimums, had been steadily decreasing. Based on management's intent to maintain a well-capitalized status as well as a desire to attract new shareholders, 144,000 shares of stock were offered and sold in 1995 resulting in an increase of $3.6 million of Tier 1 capital. On May 15, 1996, stockholders voted to increase the number of authorized shares from 1,500,000 to 5,000,000.

         The following schedules present information regarding the Company's risk-based capital at December 31, 1998, 1997 and 1996 and selected other capital ratios.

                                CAPITAL ANALYSIS
                             (dollars in thousands)

                                             December 31
                                             -----------
                                    1998           1997             1996
                                    ----           ----             ----
 Tier I Capital:
    Shareholders'equity          $ 33,887       $ 30,483          $ 27,247
                                 --------       --------          --------
       Total Tier I Capital      $ 33,887       $ 30,483          $ 27,247
                                 --------       --------          --------
Tier II Capital:
    Allowable portion of
    allowance for credit losses    $4,157         $3,483            $3,167
                                 --------       --------          --------
Total Risk-Based Capital         $ 38,044       $ 33,966          $ 30,414
                                 --------       --------          --------
Total Risk-Weighted Assets       $332,519       $278,680          $265,366
                                 ========       ========          ========



                                 CAPITAL RATIOS
                                                     December 31
                               Regulatory
                                 Minimum        1998      1997        1996
                                 -------        ----      ----        ----
Total Risk-Based Capital           8.00%       11.45%    12.19%      11.46%
Tier I Risk-Based Capital          4.00%       10.19%    10.94%      10.27%
Tier I Leverage Ratio              3.00%        7.10%     7.28%       7.41%
Return on Assets                    N/A         1.13%     1.16%       1.13%
Return on Equity*                   N/A        15.29%    15.85%      14.83%
Equity to Assets Ratio*             N/A         7.17%     7.37%       7.42%
Dividend Payout Ratio               N/A        33.35%    30.06%      30.40%

          * Includes the effect of SFAS 115 in the amount of $791,000 in 1998, $1,097,000 in 1997 and $384,000 in 1996.

         It is the philosophy of Management and the Board of Directors to increase capital primarily through the retention of earnings During 1995, the Bank offered and sold 144,000 shares of stock increasing the number of outstanding shares to 991,504. In 1996, the Board approved a 10% stock dividend which resulted in the issuance of 98,920 new shares and which increased the total number of shares outstanding to 1,090,424. During 1997, the Board of Directors again approved the payment of a 10% stock dividend adding 108,756 new shares and increasing the total number of shares outstanding to 1,199,180. In 1998, shareholders received a 100% stock dividend which doubled the outstanding shares to the current 2,398,360.

         During 1998, regulatory capital increased $3.4 million due to the retention of earnings after paying $1.7 million in cash dividends. As of December 31, 1998, there were 2,601,640 shares of stock available for future sale or stock dividends. The approximate number of stockholders of record at December 31, 1998 was 900. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 12 to the financial statements for further discussion of capital requirements and dividend limitations.

     ECONOMIC CONDITIONS AND FORWARD OUTLOOK

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

         When 1998 began, the Federal funds rate was 5.50%, the prime rate was 8.50%, and the thirty year Treasury bond was yielding 5.96%. At the same time, inflationary fears and problems in Asia were sending mixed signals but were providing upward pressure on interest rates as a majority of economists were leaning toward a Fed tightening during the first half of 1998. As recent as July, the Federal Open Market Committee minutes reveal that the risk of inflation was greater than the risk of weakness in the economy, but any change in policy was deferred. During the third quarter, foreign markets in Japan, Russia and Latin America were experiencing further weakness and reduced the chances of inflationary pressure domestically. In September, further pressures from abroad and the adverse consequences on domestic activity resulted in the Fed reducing the federal funds rate by 1/4 of a percentage point with a bias toward further easing. During the next seven weeks, a second and third round of rate cuts followed resulting in the current federal funds rate of 4.75% and the corresponding reduction in the prime lending rate to 7.75%. As of year end, the yield on the thirty year Treasury bond was down eighty-one basis points to 5.15%. Economic forecasts point toward a continued slowing in the expansion of economic activity during 1999 and the possibility of further rate cuts, although underlying forces could affect interest rates in either direction. With this in mind, management maintains a philosophy of not attempting to predict future rate movements but rather on focusing efforts to maintain earnings momentum in various rate environments.

         The Company is currently working to address the potential impact of the Year 2000 issue on the processing of date sensitive information. The Year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to
     00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. In order to address the issues, the Company is utilizing both internal and external resources to identify and modify where necessary to ensure Year 2000 compliance. We believe that the risk lies in the fact that if our customers and suppliers are not Year 2000 compliant, it can cause our plan to fail. The Company's Year 2000 Committee has conducted a comprehensive review of its computer systems and has adopted a five-step approach to correct any potential problem: Awareness, Assessment, Renovation, Validation and Implementation. We have conducted training seminars for both our employees and our customers in order to raise awareness for the project. We have analyzed all of our vendors, loan and deposit customers, and computerized systems to determine those who are mission critical to the success of our plan. Each vendor and customer has been contacted to determine its state of Y2K compliance. Any vendor that does not meet the Company's compliance standards will be addressed on an individual basis. By the end of the second quarter of this year, all of our critical systems will have been renovated for Year 2000 readiness and they will have been put through extensive testing to prove compliance with the century date change. Additionally, exhaustive contingency plans have been formulated for both remediation concerns and for business resumption efforts. The final phase in assuring compliance is comprised of the efforts that we must take to ensure a smooth transition into 2000. In this phase, liquidity, physical plant, and communications issues are addressed. The Year 2000 Project Team has projected that the cost of Year 2000 compliance would be minimal and would not have a negative impact on the earnings of the Company. It is also not anticipated that the Year 2000 issue will have a significant negative impact on the operations of the Company, but no assurance can be made that the systems of others that the Company relies upon will be compliant.

         As of this writing, the Company was not aware of any pronouncements or legislation that would have a material impact on the results of operations.


     Item 7A - Quantitative and Qualitative Disclosures About Market Risk

     ASSET AND LIABILITY MANAGEMENT

         The major objectives of the Company's asset and liability management are to (1) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges,
     (2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. The Company manages these objectives through its Senior Management and Asset and Liability Management Committees. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the Company's earnings sensitivity to changes in these rates.

     INTEREST RATE SENSITIVITY

         The Company analyzes its interest sensitivity position to manage the risk associated with interest rate movements through the use of gap analysis and simulation modeling. Interest rate risk arises from mismatches in the repricing of assets and liabilities within a given time period. Gap analysis is an approach used to quantify these differences. A positive gap results when the amount of interest-sensitive assets exceeds that of interest-sensitive liabilities within a given time period. A negative gap results when the amount of interest-sensitive liabilities exceeds that of interest-sensitive assets.

         While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap report has some limitations and does not present a complete picture of interest rate sensitivity. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assumptions must be made to construct a gap table. For example, non-maturity deposits are assigned a repricing interval based on internal assumptions. Management can influence the actual repricing of these deposits independent of the gap assumption. Third, the gap table represents a one-day position and cannot incorporate a changing mix of assets and liabilities over time as interest rates change.

         Because of the limitations of the gap reports, the Company uses simulation modeling to project future net interest income streams incorporating the current gap position, the forecasted balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios

         The Company's interest sensitivity at December 31, 1998 was essentially neutral within reasonable ranges; for example, an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

     INTEREST RATE GAP
         The following schedule illustrates the Company's interest rate gap position as of December 31, 1998. At that date, the Company's cumulative gap position at all intervals measured within one year were within internal guidelines.

                                              Interest Rate Sensitivity Analysis
                                                   as of December 31, 1998
                                                    (dollars in thousands)

                                                                   Rate Sensitive
                                        -----------------------------------------------------------------    Not
                                          1 to 90      91 to 180    181 to 365    1 to 5       Beyond       Rate
                                            Days         Days          Days        Years      5 Years    Sensitive    Total
                                        ---------------------------------------------------------------------------------------
Commercial loans                             $93,150        $5,492      $10,606     $59,964      $21,343         $0   $190,555
Mortgage loans                                 3,244         2,803        8,504      18,679       10,604          0     43,834
Installment loans                              9,993         5,898       11,324      56,104       10,170          0     93,489
                                        ---------------------------------------------------------------------------------------
Total Loans                                  106,387        14,193       30,434     134,747       42,117          0    327,878
                                        ---------------------------------------------------------------------------------------

Securities-taxable                            21,116         5,960        9,026      31,404       23,700      8,172     99,378
Securities-tax free                            1,410             0          300      13,658       17,084          0     32,452
                                        ---------------------------------------------------------------------------------------
Total Securities                              22,526         5,960        9,326      45,062       40,784      8,172    131,830
                                        ---------------------------------------------------------------------------------------

Interest-bearing deposits with banks           1,487           198          496         297            0          0      2,478
Federal funds sold                             3,400             0            0           0            0          0      3,400
                                        ---------------------------------------------------------------------------------------
Total Money Market Assets                      4,887           198          496         297            0          0      5,878
                                        ---------------------------------------------------------------------------------------

Total Earning Assets                         133,800        20,351       40,256     180,106       82,901      8,172    465,586
Non-earning assets                                 0             0            0           0            0     22,082     22,082
Allowance for credit losses                        0             0            0           0            0    (4,283)    (4,283)
                                        ---------------------------------------------------------------------------------------

          Total Assets                      $133,800       $20,351      $40,256    $180,106      $82,901    $25,971   $483,385
                                        =======================================================================================


Interest-bearing demand deposits             $32,966            $0           $0     $18,274           $0         $0    $51,240
Savings deposits                                   0           463          688      40,866            0          0     42,017
Time deposits $100,000 and over               45,474         8,083       10,818       4,966            0          0     69,341
Other time deposits                           38,526        27,332       50,215      61,941            0          0    178,014
                                        ---------------------------------------------------------------------------------------
Total Interest-Bearing Deposits              116,966        35,878       61,721     126,047            0          0    340,612
                                        ---------------------------------------------------------------------------------------

Borrowed funds and other
   Interest-bearing liabilities               16,116         2,038       17,718      24,303        5,000          0     65,175
                                        ---------------------------------------------------------------------------------------

Total Interest-Bearing Liabilities           133,082        37,916       79,439     150,350        5,000          0    405,787
Demand deposits                                    0             0            0           0            0     39,427     39,427
Other liabilities                                  0             0            0           0            0      3,492      3,492
Stockholders' equity                               0             0            0           0            0     34,679     34,679
                                        ---------------------------------------------------------------------------------------

Total Liabilities and Stockholders'
Equity                                      $133,082       $37,916      $79,439    $150,350       $5,000    $77,598   $483,385
                                        =======================================================================================
Interest Rate Sensitivity gap                    718      (17,565)     (39,183)      29,756       77,901   (51,627)
                                        ============================================================================
Cumulative gap                                   718      (16,847)     (56,030)    (26,274)       51,627
                                        =================================================================

         The Company's computerized simulation modeling system also measures exposure to interest rate risk, taking into account a growing balance sheet under various interest rate scenarios. As of December 31, 1998, the modeling system provided results which were within policy guidelines of plus or minus ten percent assuming a 200 basis point shift in market interest rates.

     LIQUIDITY

         The term "liquidity" refers to the ability of the Company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the Company's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the Company's most liquid assets. At December 31, 1998 cash and cash equivalents totaled $13.4 million, compared to the December 31, 1997 level of $14.7 million. Financing activities provided $50.0 million and operating activities provided $6.8 million of cash and cash equivalents during the year while investing activities utilized $58.0 million. The cash flow provided by financing activities is due to deposit growth and an increase in borrowed funds outstanding while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

         Core deposits, which represent the Company's primary source of liquidity, averaged $299.5 million in 1998, an increase of $18.3 million, or 7%, from the $281.2 million average in 1997. This increase in average core deposits was supplemented with a $7.8 million increase in average jumbo certificates and a $20.3 million increase in average borrowed funds and other interest-bearing liabilities.

         The Company has other potential sources of liquidity, including repurchase agreements. Additionally, the Company can borrow on credit lines established at several correspondent banks and at the Federal Home Loan Bank of Pittsburgh. The Federal Reserve Discount Window also provides a funding source of last resort.



     Item 8 - Financial Statements and Supplementary Data

      The information required in Part II, Item 8 is incorporated by reference from the Company's Annual Report to security holders for the fiscal year ended December 31, 1998.

      Balance Sheet                                  Exhibit A
      Statement of Income                            Exhibit B
      Statement of Cash Flows                        Exhibit C
      Statement of Changes in Equity                 Exhibit D

      Additional references are made in Part IV, Item 14 of this Form 10-K.


     Item 9- Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not Applicable

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

     Part III.

     Item 10 - Directors and Executive Officers of the Registrant

      A.     Identification of Directors of the Company:


                                                        Director Since
      Name                   Title       Term Expires    Company/Bank       Age

 Angelo F. Bistocchi        Director        2001          1998/1971         79
 Michael G. Cestone         Director        2000          1998/1988         36
 Michael J. Cestone, Jr.    Director
                            Secretary
                             of the Board
                             of the Bank
                             since 1975     1999          1998/1969         67
 Joseph Coccia              Director        2001          1998/1998         44
 William P. Conaboy         Director        2001          1998/1998         40
 Dominick L. DeNaples       Director        2001          1998/1987         61
 Louis A. DeNaples          Director
                            Chairman of
                             the Board
                             since 1988     1999          1998/1972         58
 Joseph J. Gentile          Director        1999          1998/1989         68
 Martin F. Gibbons          Director        2000          1998/1979         83
 Joseph O. Haggerty         Director        1999          1998/1979         59
 George N. Juba             Director        2001          1998/1973         72
 J. David Lombardi          Director
                            President and
                             Chief
                             Executive
                             Officer
                             Since 1988     2000          1998/1986         50
 John R. Thomas             Director        2000          1998/1967         81


             The Company has a classified Board of Directors with staggered three-year terms of office. In a classified board, the directors are generally divided into separate classes of equal number. The terms of the separate classes expire in successive years. At each Annual Meeting of Shareholders, successors to the class of directors whose term shall then expire shall be elected to hold office for a term of three (3) years, so that the term of office of one class of directors shall expire in each year. The Board of Directors shall have the sole discretion to increase the number of Directors that shall constitute the whole Board of Directors; provided however, that the total number of Directors in each class remains relatively proportionate to the others.












B.       Identification of Executive Officers of the Company

     The following table sets forth selected information about the executive officers of the Company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:


                                                           Bank
                       Office and Position                Employee   Age as of
    Name                 with the Company     Held Since   Since    Feb 28, 1999
    ----                 ----------------     ---------- --------- -------------
Louis A. DeNaples       Chairman of the Board    1998        (1)         58
J. David Lombardi       President & Chief
                        Executive Officer        1998       1981         50
Michael J. Cestone, Jr. Secretary                1998        (1)         67
William S. Lance        Treasurer                1998       1991         39

    (1) Messrs. DeNaples and Cestone are non-management members of the Board of Directors of the Company.



       Identification of Executive Officers of the Bank:

                                                                                          Bank Employee
                                                                              Held Since      Since            Age as of
                       Name                  Office/Position with Bank                                     February 28, 1999
                       ----                  -------------------------                                     -----------------
             Louis A. DeNaples         Chairman of the Board                     1988          (1)                 58
             J. David Lombardi         President and Chief Executive Officer     1988          1981                50
             Gerard A. Champi          Executive Vice President
                                       Retail Sales and Operations Division
                                         Manager                                 1998          1991                38
             Thomas P. Tulaney         Executive Vice President
                                       Commercial Sales Division Manager         1998          1994                39
             Stephen J. Kavulich       First Senior Vice President
                                       Loan Administration/Compliance and
                                         Bank Operations Division Manager        1998          1991                53
             William S. Lance          Senior Vice President
                                       Finance Control Division Manager          1994          1991                39
             Michael J. Cestone, Jr.   Secretary                                 1988          (1)                 67

     (1) Messrs. DeNaples and Cestone are non-management members of the Board of Directors of the Company.


     C.      Identification of Significant Employees:

             NONE


     D.      Family Relationships:

   Family relationships exist within the Bank between directors. Michael J. Cestone, Jr., Secretary of the Board of Directors, is the father of Michael
   G. Cestone. Dominick L. DeNaples is the brother of Louis A. DeNaples, Chairman of the Board.

   E.      Business Experience:

     Angelo F. Bistocchi      Vice President of the Board of the Bank since 1978
                              Retired Restauranteur
     Michael G. Cestone       President, S. G. Mastriani Company
                               (General Contractor)
     Michael J. Cestone, Jr.  President, M. R. Co. (Real Estate Corporation)
                              C.E.O., S. G. Mastriani Company
     Joseph Coccia            President, Coccia Ford, Inc.
                              President, Coccia Lincoln Mercury, Inc.
     William P. Conaboy       Vice President, General Counsel, Allied Services
     Dominick L. DeNaples     President F & L Realty Corp.
                              Vice President, DeNaples Auto Parts, Inc.
                              Vice President, Keystone Landfill Inc.
     Louis A. DeNaples        President, DeNaples Auto Parts, Inc.
                              President, Keystone Landfill, Inc.
                              Vice President, F & L Realty Corp.
     Joseph J. Gentile        President, Dunmore Oil Co., Inc.
     Martin F. Gibbons        Partner, Gibbons Ford
     Joseph O. Haggerty       Retired Superintendent, Dunmore School District
     George N. Juba           Consultant to the Bank since 1988
     William S. Lance         Senior Vice President since 1994
                              Vice President and Comptroller -Finance/Control
                               Division Manager since 1991
     J. David Lombardi        President and Chief Executive Officer since 1988
     John R. Thomas           Chairman of the Board, Wesel Manufacturing Company
                               (design and manufacturing of precision machinery)



     F.      Involvement in Certain Legal Proceedings:

             No officer or director is involved in legal proceedings pursuant to this item.


G.       Promoters and Control Persons:

             NONE

     Item 11 - Executive Compensation

     Summary Compensation Table

      The following table sets forth all cash compensation paid by the Company for services rendered in all capacities during each of the last three fiscal years to the Chief Executive Officer of the Company and to all Executive Officers whose salary and bonus exceed $100,000.

                           SUMMARY COMPENSATION TABLE



                                             Annual Compensation                 Long - Term Compensation
                                 ----------------------------------------  -----------------------------------

                                                                                    Awards              Payouts
                                                                           -----------------------     ---------
                                                                                        Securities
                                                                Other                     Under-                        All
         Name and                                               Annual      Restricted      Lying                       Other
        Principal                                               Compen-       Stock       Options/        LTIP         Compen-
         Position        Year     Salary(1)      Bonus(2)       Sation(3)     Award(s)       SARs         Payouts      Sation(4)
                                    ($)            ($)            ($)          ($)           (#)           ($)           ($)
           (a)            (b)       (c)            (d)            (e)          (f)           (g)           (h)           (i)
   -------------------- ------  ------------ --------------- ------------- ------------ ------------- ------------- ==============


   J. David Lombardi,
   President and Chief
   Executive Officer    1998      $179,000        $250,000            $-          $ 0             0           $ 0        $25,979
   of the Company and   1997       169,000         200,000             -            0             0             0         25,402
   the Bank             1996       159,000         175,000             -            0             0             0         23,279


   Thomas P. Tulaney,
   Executive Vice       1998       $87,135         $40,000             -          $ 0             0           $ 0        $12,538
   President of the     1997        81,000          32,000                          0             0             0         10,651
   Bank                 1996        78,000          25,000             -            0             0             0          9,427


   Gerard A. Champi,
   Executive Vice       1998       $79,634         $40,000           $ -          $ 0             0           $ 0        $11,496
   President of the     1997        72,492          32,000             -            0             0             0          9,645
   Bank                 1996        68,500          27,000             -            0             0             0          8,463


     1  Includes directors' fees of $24,000 for 1996, 1997 and 1998 for Mr. Lombardi.

     2 Cash bonuses are awarded at the conclusion of a fiscal year based upon the Board of Directors' subjective assessment of the Company's performance as compared to both budget and prior fiscal year performance, and the individual contributions of the officers involved.

     3 The named executive officers did not receive perquisites or other personal benefits during 1998 which, in the aggregate, cost the Company the lesser of $50,000 or 10% of the named executive officers salary and bonus earned during the year. Perquisites and other personal benefits which were received by the named executives were valued based on their cost to the Company.

     4 Includes amounts contributed by the Bank on the employees' behalf to the Employees' Profit Sharing Plan. Also included for Mr. Lombardi are premiums paid to purchase additional life insurance which amounted to $2,008 in 1996, 1997 and 1998 and Director bonuses amounting to $7,500 in 1998, 1997, and 1996, respectively.

     Employment Agreements

         The Bank entered into an employment agreement with Mr. J. David Lombardi, President and Chief Executive Officer effective on January 1, 1990 amended September 28, 1994. On July 8, 1998 the Board of Directors of the Corporation approved and adopted an amendment to the employment agreement which added the Corporation as a party to the agreement. This Agreement is designed to assist the Company and the Bank in retaining a highly qualified executive and to help insure that if the Company is faced with an unsolicited tender offer proposal, Mr. Lombardi will continue to manage the Company without being unduly distracted by the uncertainties of his personal affairs and thereby will be better able to assist in evaluating such a proposal in an objective manner.
         This agreement provided for a base annual salary of $155,000 in 1998. Additional compensation by way of salary increases, bonuses or fringe benefits may be established from time to time by appropriate Board action. The agreement does not preclude Mr. Lombardi from serving as a director of the Company and the Bank and receiving related fees.
         The Agreement may be terminated by the Company with or without "just cause" ("just cause" is defined in the Agreement), or upon death, permanent disability, or normal retirement of Mr. Lombardi, or, upon the termination of Mr. Lombardi's employment by resignation or otherwise. In the event employment is terminated with "just cause", Mr. Lombardi shall receive salary payment at his then effective base salary as if his employment had not been terminated for a period of three (3) months, excluding bonuses or fringe or supplemental payments theretofore authorized by the Board of Directors. In the event that the termination of employment is occasioned by the Company without just cause, Mr. Lombardi shall continue to receive each month for a period of two (2) years from the effective date of termination;
     (a) his monthly base salary payments from the Bank at the rate in effect on the date of the termination; (b) his monthly Board of Directors fee; and
     (c) one (1/12th) twelfth of the average of the bonuses paid to him over the preceding three (3) years; all computed as if his employment had not been terminated.
         In the event that there is a "change in control" (as defined in the Agreement) and as a result thereof Mr. Lombardi's employment is terminated or his duties or authority are substantially diminished or he is removed from the office of Chief Executive Officer of the reorganized employer, Mr. Lombardi may terminate the employment by giving notice to the Bank within sixty (60) days of the occurance in the "change of control". Upon such termination, the Company is obligated to pay Mr. Lombardi the total sum of the following: (a) three (3) times his then annual base salary which was in effect as of the date of the change in control; (b) three (3) times his then annual Board of Director's fee; and (c) three (3) times the average of his bonuses for the prior three (3) years.
         Subsequent to termination, Mr. Lombardi shall not accept employment in any office or branch of any financial institution or subsidiary in Lackawanna County for a period of three (3) years, unless such severance was made by the Company "without just cause".

     Compensation of Directors

     Members of the Bank's Board of Directors are compensated at the rate of $1,000 per meeting, including four (4) compensated absences at full compensation, after which members are not paid for any unexcused absence. Excused absences are limited to non-attendance due to other bank business. The aggregate amount of such fees paid in 1998 was $284,000. Certain directors also receive fees for additional services rendered. The aggregate amount of such fees paid in 1998 was $31,500. All directors of the Bank also received an additional fee of $7,500 in 1998.

 Item 12- Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information, as of February 28, 1999, regarding the beneficial ownership of Company Stock of each director and nominee, all directors and principal officers as a group, and all persons who own beneficially more than five percent of the outstanding common stock of the Company. Management knows of no persons, other than directors Louis A. DeNaples and Dominick L. DeNaples, who own beneficially more than five percent of the outstanding Company Stock. Unless otherwise listed, shares beneficially owned represent sole voting and investment power of the individuals named.

                                                  Shares
                                               Beneficially
                                                   Owned (1)    Percent of Class
     Angelo F. Bistocchi                           20,146                   0.84
     Michael G. Cestone                             9,984                   0.42
     Michael J. Cestone, Jr.  (2)                  36,392                   1.52
     Joseph Coccia                                 11,890                   0.50
     William P. Conaboy                               936                   0.04
     Dominick L. DeNaples  (3)                    162,856                   6.79
     Louis A. DeNaples  (4)                       174,422                   7.27
     Joseph J. Gentile  (5)                       106,346                   4.43
     Martin F. Gibbons                             20,554                   0.86
     Joseph O. Haggerty                             3,872                   0.16
     George N. Juba                                14,644                   0.61
     J. David Lombardi  (6)                        27,720                   1.15
     John R. Thomas  (7)                           38,479                   1.60
     All directors and principal officers as a
      group (14)                                  628,925                  26.22


     Note: As used throughout, the term "principal officers" refers to Executive Officers of the Company including President and Treasurer.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days after February 28, 1999. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, all shares are legally owned by the reporting person individually or jointly with his spouse.
(2) Includes 8,090 shares owned individually by his spouse. (3)Includes 12,000 shares held jointly with his children.
(4) Includes 2,282 shares owned individually by his spouse and 7,462 shares held jointly with his children.
(5) Includes 21,670 shares owned individually by his spouse. (6) Includes 144 shares held by his minor children. (7) Includes 5,400 shares owned individually by his spouse.



     Item 13 - Certain Relationships and Related Transactions

          Some of the directors and officers of the Bank and the companies with which they are associated were customers of, and had banking transactions with, the Bank in the ordinary course of its business during 1997 and the Bank expects to have such banking transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and in the opinion of the Board of Directors of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

          Insider Trading Matters

               NONE


     Part IV.

     Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

          The information required in Item 14 is incorporated by reference from the Company's Annual Report to security holders for the fiscal year ended December 31, 1998:

     EXHIBIT A - Balance Sheet - December 31, 1998 and 1997

     EXHIBIT B - Statement of Income - December 31, 1998, 1997 and 1996

     EXHIBIT C - Statement of Cash Flows - December 31, 1998, 1997 and 1996

     EXHIBIT D - Statement  of Changes in  Stockholders'  Equity - December  31,
                 1998, 1997 and 1996

     EXHIBIT E- Independent Auditor's Report

     Notes to Consolidated Financial Statements

     1    Summary of Significant Accounting Policies

     2    Restricted Cash Balances

     3    Investment Securities December 31, 1998 and 1997

     4    Loans and Changes in  Allowance  for Loan Loss  December  31, 1998 and
          1997

     5    Bank Premises and Equipment December 31, 1998 and 1997

     6    Deposits

     7    Borrowed Funds December 31, 1998 and 1997

     8    Benefit Plans

     9    Income Taxes
          December 31, 1998, 1997 and 1996

     10   Related Party Transactions

     11   Commitments

     12   Regulatory Matters December 31, 1998 and 1997

     13 Disclosures about Fair Value of Financial Instruments December 31, 1998 and 1997

     14   Condensed Financial Information - Parent Company Only

15       Selected Quarterly Financial Data
          1998 and 1997

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

                                            /s/ J. David Lombardi
                                            -------------------------
                                            J. David Lombardi, President and
                                            Chief Executive Officer


                                            /s/ William Lance
                                            -------------------------
                                            William Lance, Treasurer
                                            Principal Financial Officer



                  DATE: March 24, 1999


          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Directors:


                                        /s/Joseph J. Gentile          3/24/99
-------------------         --------    --------------------          --------
Angelo Bistocchi              Date      Joseph J. Gentile                Date


/s/Michael G. Cestone       3/24/99     /s/Martin F. Gibbons          3/24/99
-------------------         -------     --------------------          --------
Michael G. Cestone            Date      Martin F. Gibbons                Date


                                        /s/Joseph O. Haggerty         3/24/99
-------------------         -------     --------------------          --------
Michael J. Cestone, Jr.       Date      Joseph O. Haggerty               Date


/s/Joseph Coccia            3/24/99
------------------          -------     --------------------          --------
Joseph Coccia                 Date      George N. Juba                   Date


/s/William P. Conaboy       3/24/99     /s/J. David Lombardi          3/24/99
------------------          -------     -------------------           --------
William P. Conaboy            Date      J. David Lombardi                Date


/s/Dominick L. DeNaples     3/24/99
------------------          -------     ------------------            -------
Dominick L. DeNaples          Date      John R. Thomas                   Date

/s/Louis A. DeNaples        3/24/99
------------------          -------
Louis A. DeNaples             Date



Exhibit A - Balance Sheet


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

      December 31, 1998 and 1997

      ASSETS                                                                                        1998              1997
                                                                                                 ------------      ------------
      Cash and cash equivalents:
         Cash and due from banks                                                                  $10,026,909        $9,231,033
         Federal funds sold                                                                         3,400,000         5,450,000
                                                                                                 ------------      ------------
           Total cash and cash equivalents                                                         13,426,909        14,681,033

      Interest-bearing balances with financial institutions                                         2,478,000         1,586,000
      Securities:
         Available-for-sale, at fair value                                                        124,660,971       114,797,633
         Held-to-maturity, at cost (fair value $714,061 and $680,135)                                 711,213           678,049
         Federal Reserve Bank and FHLB stock, at cost                                               6,457,900         5,891,100
      Net loans                                                                                   324,609,886       280,730,567
      Bank premises and equipment                                                                   4,812,507         4,095,717
      Accrued interest receivable                                                                   2,656,614         3,006,367
      Other assets                                                                                  3,571,036         2,868,414
                                                                                                 ------------      ------------
            TOTAL ASSETS                                                                         $483,385,036      $428,334,880
                                                                                                 ============      ============
      LIABILITIES
      Deposits:
         Demand                                                                                   $39,426,668       $34,994,825
         Interest-bearing demand                                                                   51,239,606        50,702,813
         Savings                                                                                   42,017,322        39,700,320
         Time ($100,000 and over)                                                                  69,341,302        53,757,354
         Other time                                                                               178,013,890       166,512,287
                                                                                                 ------------      ------------
            Total deposits                                                                        380,038,788       345,667,599

      Borrowed funds                                                                               65,175,582        47,834,596
      Accrued interest payable                                                                      2,587,081         2,199,618
      Other liabilities                                                                               904,955         1,053,291
                                                                                                 ------------      ------------
             Total liabilities                                                                   $448,706,406      $396,755,104
                                                                                                 ------------      -------------

      STOCKHOLDERS' EQUITY
      Common Stock ($1.25 par)
         Authorized:  5,000,000 shares
         Issued and outstanding:  2,398,360 shares in 1998 and
            1,199,180 shares in 1997                                                               $2,997,950        $1,498,975
      Additional paid-in capital                                                                    6,267,107         6,267,107
      Retained earnings                                                                            24,622,218        22,716,763
      Accumulated other comprehensive income                                                          791,355         1,096,931
                                                                                                 ------------      ------------
          Total stockholders' equity                                                               34,678,630        31,579,776
                                                                                                 ------------      ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $483,385,036      $428,334,880
                                                                                                 ============      ============


      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


     Exhibit B - Statements of Income

                                  FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                    For The Years Ended December 31, 1998, 1997 and 1996

                                                                       1998             1997              1996
                                                                 ----------------------------------------------------
        INTEREST INCOME
        Interest and fees on loans                                    $25,558,631       $23,728,649      $20,919,180
                                                                 ----------------------------------------------------
        Interest and dividends on securities:
        U.S. Treasury and government agencies                           5,831,281         4,884,634        3,006,414
        State and political subdivisions                                1,707,443         1,570,552        1,625,971
        Other securities                                                  408,204           262,013          124,790
                                                                 ----------------------------------------------------
             Total interest and dividends on securities                 7,946,928         6,717,199        4,757,175
                                                                 ----------------------------------------------------
        Interest on balances with financial institutions                  178,439           170,395          100,590
        Interest on federal funds sold                                    222,179           289,800          293,554
                                                                 ----------------------------------------------------
             TOTAL INTEREST INCOME                                     33,906,177        30,906,043       26,070,499
                                                                 ----------------------------------------------------

        INTEREST EXPENSE
        Interest-bearing demand                                         1,225,361         1,110,095          937,285
        Savings                                                         1,000,539         1,038,157        1,162,953
        Time ($100,000 and over)                                        3,264,981         2,826,583        2,420,743
        Other time                                                      9,763,746         9,252,860        7,750,313
        Interest on borrowed funds                                      3,206,476         2,098,314        1,034,540
                                                                 ----------------------------------------------------
             TOTAL INTEREST EXPENSE                                    18,461,103        16,326,009       13,305,834
                                                                 ----------------------------------------------------

        Net interest income before provision for credit losses         15,445,074        14,580,034       12,764,665
        Provision for credit losses                                       920,000         1,110,000          820,000
                                                                 ----------------------------------------------------
        NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES                                  14,525,074        13,470,034       11,944,665
                                                                 ----------------------------------------------------
        OTHER INCOME
        Service charges                                                   780,443           758,560          692,716
        Net gain/(loss) on the sale of securities                         124,908           (8,031)          130,023
        Net gain on the sale of other real estate                          46,522           377,192            1,025
        Net gain on the sale of other assets                                    0           155,437                0
        Other                                                             631,005           344,394          274,987
                                                                 ----------------------------------------------------
             TOTAL OTHER INCOME                                         1,582,878         1,627,552        1,098,751
                                                                 ----------------------------------------------------
        OTHER EXPENSES
        Salaries and employee benefits                                  4,749,016         4,441,399        4,076,192
        Occupancy expense                                                 869,112           841,644          811,979
        Equipment expense                                                 676,994           609,695          484,423
        Other operating expenses                                        3,128,155         2,946,026        2,530,998
                                                                 ----------------------------------------------------
             TOTAL OTHER EXPENSES                                       9,423,277         8,838,764        7,903,592
                                                                 ----------------------------------------------------
        INCOME BEFORE INCOME TAXES                                      6,684,675         6,258,822        5,139,824
        Provision for income taxes                                      1,577,408         1,615,850        1,265,214
                                                                 ----------------------------------------------------
        NET INCOME                                                     $5,107,267        $4,642,972       $3,874,610
                                                                 ====================================================
        NET INCOME PER SHARE                                                $2.13             $1.94            $1.62
                                                                 ====================================================

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


     Exhibit C - Statements of Cash Flows

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1998, 1997 and 1996

                                                                                      1998              1997            1996
                                                                               ----------------------------------------------------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                                                $34,494,684     $30,612,970     $25,723,197
      Fees and commissions received                                                      1,411,448       1,102,955         992,084
      Interest paid                                                                    (18,073,640)    (16,153,652)    (13,208,307)
      Cash paid to suppliers and employees                                              (9,087,534)     (8,697,078)     (7,834,212)
      Income taxes paid                                                                 (1,942,398)     (1,608,001)     (1,230,000)
                                                                               ----------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          6,802,560       5,257,194       4,442,762
                                                                               ----------------------------------------------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
        Proceeds from maturities                                                         1,500,000               0               0
        Proceeds from sales prior to maturity                                           14,451,152       8,920,368      25,175,471
        Proceeds from calls prior to maturity                                           46,533,293      17,251,245       6,941,547
        Purchases                                                                      (73,549,655)    (63,401,519)    (45,969,659)
      Securities held to maturity:
        Proceeds from calls prior to maturity                                              256,626               0               0
        Purchases                                                                         (231,559)       (655,287)              0
      Net (increase)/decrease in interest-bearing bank balances                           (892,000)       1,185,000     (1,996,000)
      Net increase in loans to customers                                               (44,752,797)    (21,583,667)    (31,030,999)
      Capital expenditures                                                              (1,369,944)       (684,379)     (1,044,562)
                                                                                ---------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                            (58,054,884)    (58,968,239)    (47,924,202)
                                                                                ---------------------------------------------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits, money market demand,
        NOW accounts, and savings accounts                                               7,285,640       5,766,570       9,362,879
      Net increase in certificates of deposit                                           27,085,551      18,932,575      35,866,961
      Net increase in borrowed funds                                                    18,180,986      26,655,537       7,065,285
      Repayment of debt                                                                   (851,140)        (75,852)        (71,483)
      Cash dividends paid                                                               (1,702,837)     (1,395,743)     (1,177,704)
      Cash paid in lieu of fractional shares in conjunction with
        10% stock dividend                                                                       0        (11,132)         (6,050)
                                                                                ---------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         49,998,200      49,871,955      51,039,888
                                                                                ---------------------------------------------------
      NET INCREASE (DECREASE)IN CASH AND
        CASH EQUIVALENTS                                                                (1,254,124)     (3,839,090)      7,558,448
      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    14,681,033      18,520,123      10,961,675
                                                                                ---------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $13,426,909     $14,681,033     $18,520,123
                                                                                ====================================================








      RECONCILIATION OF NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES:
      Net income                                                                         $5,107,267      $4,642,972      $3,874,610
                                                                                ----------------------------------------------------
      Adjustments  to  reconcile  net income to net cash  Provided by  operating activities:
      Amortization and accretion, net                                                       238,755          66,408          (4,622)
      Depreciation and amortization                                                         653,154         611,637         491,602
      Provision for credit losses                                                           920,000       1,110,000         820,000
      Provision for deferred taxes                                                         (306,402)        (46,495)         61,064
      Loss/(Gain) on sale of securities                                                    (124,908)          8,031        (130,023)
      Gain on sale of other real estate                                                     (46,522)       (377,192)         (1,025)
      Gain on sale of other assets                                                                0        (155,437)              0
      Increase in interest payable                                                          387,463         172,244          97,527
      Increase in taxes payable                                                             (16,215)         16,215               0
      Increase (decrease) in accrued expenses and other liabilities                         128,145         231,801         174,875
      Decrease (increase) in prepaid expenses and other assets                             (487,930)       (663,509)       (598,566)
      Decrease (increase) in interest receivable                                            349,753        (359,481)       (342,680)
                                                                                ----------------------------------------------------
      Total adjustments                                                                   1,695,293         614,222         568,152
                                                                                ----------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $6,802,560      $5,257,194      $4,442,762
                                                                                ====================================================

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


     Exhibit D - Statements of Changes in Stockholders' Equity

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1998, 1997 and 1996


                                                                                                               ACCUM-
                                                                                                               ULATED
                                                                                                               OTHER
                                                 COMP-                                                         COMP-
                                                 REHEN-          COMMON STOCK         ADD'L                    REHEN-
                                                  SIVE      --------------------     PAID-IN     RETAINED       SIVE
                                                 INCOME     SHARES       AMOUNT      CAPITAL     EARNINGS      INCOME      TOTAL
                                              -----------  ---------- -----------  ----------   -----------  ---------  -----------
BALANCES, DECEMBER 31, 1995                                  991,504    1,239,380   6,267,107    17,049,405    991,058   25,546,950
   Comprehensive Income:
     Net income for the year                    3,874,610                                         3,874,610               3,874,610
     Other comprehensive income, net of tax:
       Unrealized loss on securities
       available-for-sale, net of deferred
       income tax benefit of $312,670           (476,925)
       Reclassification adjustment              (130,023)
                                               ----------
     Total other comp. Income, net of tax       (606,948)                                                     (606,948)    (606,948)
                                               ----------
   Comprehensive Income                         3,267,662
                                               ==========
   Cash dividends paid, $0.49 per share                                                          (1,177,704)             (1,177,704)
   10% stock dividend                                         98,920      123,650                  (129,700)                 (6,050)
                                                           ---------   ----------  ----------   ------------  --------  -----------
BALANCES, DECEMBER 31, 1996                                1,090,424    1,363,030   6,267,107    19,616,611    384,110   27,630,858
   Comprehensive Income:
     Net income for the year                    4,642,972                                         4,642,972               4,642,972
     Other comprehensive income, net of tax:
       Unrealized gain on securities
       available-for-sale, net of
       deferred income taxes of
       $367,211                                   704,790
       Reclassification adjustment                  8,031
                                               ----------
     Total other comp. Income, net of tax         712,821                                                      712,821      712,821
                                               ----------
   Comprehensive Income                         5,355,793
                                               ==========
   Cash dividends paid, $0.58 per share                                                          (1,395,743)             (1,395,743)
   10% stock dividend                                        108,756      135,945                  (147,077)                (11,132)
                                                          ----------   ----------  ----------   ------------  ---------  -----------
BALANCES, DECEMBER 31, 1997                                1,199,180    1,498,975   6,267,107    22,716,763   1,096,931  31,579,776
   Comprehensive Income:
     Net income for the year                    5,107,267                                         5,107,267               5,107,267
     Other comprehensive income, net of tax:
       Unrealized loss on securities
       available-for-sale, net of
       deferred income tax
         benefit of $157,418                     (180,668)
       Reclassification adjustment               (124,908)
                                                ----------
     Total other comp. Income, net of tax        (305,576)                                                    (305,576)    (305,576)
                                               -----------
   Comprehensive Income                         4,801,691
                                               ===========
   Cash dividends paid, $0.71 per share                                                          (1,702,837)             (1,702,837)
   100% stock dividend                                     1,199,180    1,498,975                (1,498,975)                      0
                                                          ----------  -----------  ----------   ------------  --------  ------------
BALANCES, DECEMBER 31, 1998                                2,398,360    2,997,950   6,267,107    24,622,218    791,355   34,678,630
                                                          ==========  ===========  ==========   ============  ========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     Exhibit E - Independent Auditors' Report


         INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of First National Community
           Bancorp, Inc.

         We have audited the accompanying consolidated balance sheets of First National Community Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1996, were audited by other auditors whose report dated January 21, 1997, expressed an unqualified opinion on those statements.

         We conducted our audits, in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



         Demetrius & Company, L.L.C.

         Wayne, New Jersey
         January 19, 1999

         INDEPENDENT AUDITOR'S REPORT

         To the Board of Directors and Stockholders of First National Community
           Bank and Subsidiary


         We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of First National Community Bank and Subsidiary for the year ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First National Community Bank and Subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



         ROBERT ROSSI & CO.


         Olyphant, PA
         January 21, 1997

Notes to Consolidated Financial Statements:

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accounting and reporting policies that affect the more significant elements of First National Community Bancorp, Inc.'s (the "Company") financial statements are summarized below. They have been followed on a consistent basis and are in accordance with generally accepted accounting principles and conform to general practice within the banking industry.

NATURE OF OPERATIONS
         The Company is a registered bank holding company, incorporated under the laws of the state of Pennsylvania. It is the Parent Company of First National Community Bank (the "Bank") and its wholly owned subsidiary FNCB Realty, Inc.
         The Bank provides a variety of financial services to individuals and corporate customers through its eight banking locations located in northeastern Pennsylvania. It provides a full range of commercial banking services which includes commercial, residential and consumer lending. Additionally, the Bank provides to it's customers a variety of deposit products, including demand checking and interest-bearing deposit accounts.
         FNCB Realty, Inc.'s operating activities include the acquisition, holding, and disposition of certain real estate acquired in satisfaction of loan commitments owed by third party debtors to First National Community Bank.

PRINCIPLES OF CONSOLIDATION
         On July 1, 1998, the Company acquired First National Community Bank in a business combination accounted for as a pooling of interests. The Bank became the wholly owned subsidiary of the Company through the exchange of 1,199,180 shares of its common stock for all of the outstanding stock of the Bank.
         The Company did not conduct business activities prior to the July 1, 1998 stock exchange. Accordingly, the Parent Company only financial information included in Note 14 of these financial statements presents the Company's results of operations and cash flows for its initial period of operations commencing July 1, 1998 and ending on December 31, 1998.
         The accompanying consolidated financial statements for 1998 are based on the assumption that the companies were combined for the full year, and the financial statements of prior years have been restated to give effect to the combination. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SECURITIES
         Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

LOANS
         Loans are stated at face value, net of unearned discount, unamortized loan fees and costs and the allowance for credit losses. Unearned discount on installment loans is recognized as income over the terms of the loans primarily using the "actuarial method." Interest on all other loans is recognized on the accrual basis, based upon the principal amount outstanding.
         Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest income in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest.

LOAN IMPAIRMENT
         The Bank has adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," in it's evaluation of the loan portfolio. SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

ALLOWANCE FOR CREDIT LOSSES
         The allowance for credit losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for credit losses.

LOAN FEES
         Loan origination and commitment fees, as well as certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. The Bank is generally amortizing these amounts over the life of the related loans except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated. For these mortgage loans, the net deferred fees are amortized over an estimated average life of 7.5 years. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

OTHER REAL ESTATE (ORE)
         Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which the borrower has little or no equity in collateral, where repayment of the loan is expected only from the operation or sale of the collateral, and the borrower either effectively abandons control of the property or the borrower has retained control of the property but his ability to rebuild equity based on current financial conditions is considered doubtful. Properties acquired by foreclosure or deed in lieu of foreclosure and properties classified as in-substance foreclosures are transferred to ORE and recorded at the lower of cost or fair value (less estimated selling cost for disposal of real estate) at the date actually or constructively received. Costs associated with the repair or improvement of the real estate are capitalized when such costs significantly increase the value of the asset, otherwise, such costs are expensed. An allowance for losses on ORE is maintained for subsequent valuation adjustments on a specific property basis.

BANK PREMISES AND EQUIPMENT
         Bank  premises  and  equipment  are  stated  at cost  less  accumulated depreciation. Routine maintenance and repair expenditures are expensed as incurred while significant expenditures are capitalized. Depreciation expense is determined on the straight-line method over the following ranges of useful lives:
         Buildings and improvements                   10 to 40 years
         Furniture, fixtures and equipment             3 to 15 years
         Leasehold improvements                        5 to 30 years

ADVERTISING  COSTS
         Advertising costs are charged to operations in the year incurred and totaled $341,000, $272,000 and $259,000 in 1998, 1997 and 1996, respectively.

INCOME TAXES
         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

CASH EQUIVALENTS
         For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

NET INCOME PER SHARE
         Net income per share of common stock is computed using the weighted average number of shares outstanding during the periods. Such shares amounted to 2,398,360 in 1998, 1997 and 1996 after giving retroactive effect to the 100% stock dividend declared in 1998 and the 10% stock dividends declared in 1997 and 1996.

COMPREHENSIVE INCOME
         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS had no impact on the Company's consolidated results of operations, financial position or cash flows.

NEW FINANCIAL ACCOUNTING STANDARDS
         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999; earlier application is permitted. The company does not hold or issue derivative instruments as defined by SFAS 133; and accordingly, it is the opinion of management that there will be no future impact from this recent accounting standard.

2.       RESTRICTED CASH BALANCES:


         The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 1998 was $75,000, which amount was satisfied through the restriction of vault cash.
         In addition, the Bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 1998, the amount of these balances was $1,445,000.


3.       SECURITIES:

         Securities   have  been  classified  in  the   consolidated   financial
statements according to management's intent. The carrying amount of securities and their approximate fair values at December 31 follow:

Available-for-sale Securities:

                                                               Gross         Gross
                                                             Unrealized   Unrealized
                                              Amortized       Holding       Holding       Fair
                                                 Cost          Gains         Losses       Value
                                              ----------    -----------   ----------    ---------
              December 31, 1998
             -------------------
   U.S. Treasury securities and
     obligations of U.S. government
     agencies                                $ 12,366,088   $   46,851      $ 15,230    $ 12,397,709
   Obligations of state and political
     subdivisions                              32,452,456    1,282,985        64,292      33,671,149
   Mortgage-backed securities                  77,632,136      223,008       265,218      77,589,926
   Corporate debt securities                    1,001,268        3,894        12,975         992,187
   Equity securities                               10,000            0             0          10,000
                                              -----------   ----------      --------    ------------
       Total                                 $123,461,948   $1,556,738      $357,715    $124,660,971
                                             ============   ==========      ========    ============

              December 31, 1997
              -------------------
   U.S. Treasury securities and
     obligations of U.S. government
     agencies                                $31,071,952    $   93,955      $ 35,549    $ 31,130,358
   Obligations of state and political
     subdivisions                             25,854,741     1,187,815             0      27,042,556
   Mortgage-backed securities                 56,198,923       602,305       186,509      56,614,719
   Equity securities                              10,000             0             0          10,000
                                            ------------   -----------      --------    ------------
       Total                                $113,135,616    $1,884,075      $222,058    $114,797,633
                                            ============    ==========      ========    ============


Held-to-maturity Securities:

                                              Gross       Gross
                                            Unrealized  Unrealized
                                 Amortized   Holding     Holding       Fair
                                   Cost       Gains      Losses        Value
                                 ---------- ---------- ------------  ----------
      December 31, 1998
     -------------------
U.S. Treasury securities and
 obligations of U.S. government
  agencies                       $711,213     $5,385      $2,537      $714,061
                                 ========     ======      ======      ========

      December 31, 1997
     -------------------
U.S. Treasury securities and
 obligations of U.S. government
  agencies                       $678,049     $3,793      $1,707      $680,135
                                 ========     ======      ======      ========

         The following table shows the amortized cost and approximate fair value of the Bank's debt securities at December 31, 1998 using contracted maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Available-for-sale                   Held-to-maturity
                                     -----------------------------       ----------------------------
                                      Amortized             Fair          Amortized             Fair
                                         Cost              Value             Cost              Value
                                     -----------       -----------       ----------         ----------
 Amounts maturing in:
 One Year or Less                    $ 2,005,168       $ 2,014,374         $      0          $      0
 One Year through Five Years           2,232,273         2,300,203                0                 0
 After Five Years through Ten Years   14,934,112        15,343,980                0                 0
 After Ten Years                      26,648,260        27,402,488          711,213           714,061
 Mortgage-backed Securities           77,632,135        77,589,926                0                 0
                                    ------------      ------------         --------          --------
        Total                       $123,451,948      $124,650,971         $711,213          $714,061
                                    ============      ============         ========          ========

         Gross proceeds from the sale of securities for the years ended December 31, 1998, 1997, and 1996 were $14,451,152, $8,920,368, and $25,175,471, respectively with the gross realized gains being $153,290, $64,826 and $232,306, respectively, and gross realized losses being $28,383, $72,857 and $102,283, respectively.
         At December 31, 1998 and 1997, securities with a carrying amount of $73,195,096 and $51,207,254, respectively, were pledged as collateral to secure public deposits and for other purposes.


4.       LOANS:

Major classifications of loans are summarized as follows:

                                                 (dollars in thousands)
                                                 1998              1997
Real estate loans,
 secured by residential properties            $ 98,534           $96,030
Real estate loans, secured by nonfarm,
 nonresidential properties                     113,020            94,236
Commercial and industrial loans                 49,796            36,790
Loans to individuals for household,
 family and other personal expenditures         58,799            46,174
Loans to state and political subdivisions        8,570            10,938
All other loans, including overdrafts              178               195
                                              --------           -------
  Gross loans                                  328,897           284,363
Less: Unearned discount on loans                    (4)              (10)
                                              --------           -------
  Total loans                                  328,893           284,353
Less: Allowance for credit losses               (4,283)           (3,623)
                                              --------          --------
  Net loans                                   $324,610          $280,730
                                              ========          ========

Changes in the allowance for credit losses were as follows:

                                               (dollars in thousands)

                                       1998              1997             1996
                                       ----              ----             ----
Balance, beginning of year           $ 3,623           $ 3,167          $ 2,800
Recoveries credited to allowance          47                43              128
Provision for credit losses              920             1,110              820
                                     -------           -------            -----
TOTAL                                  4,590             4,320            3,748
Losses charged to allowance              307               697              581
                                     -------           -------          -------
Balance, end of year                 $ 4,283           $ 3,623          $ 3,167
                                     =======           =======          =======



Information concerning the Company's recorded investment in nonaccrual and restructured loans is as follows:

                                                  (dollars in thousands)
                                                    1998           1997
    Nonaccrual loans
      Impaired                                      $  0            $ 0
      Other                                          845            207
      Restructured loans                             289            744
                                                   -----           ----
        Total                                     $1,134           $951
                                                  ======           ====


         The interest income that would have been earned in 1998, 1997 and 1996 on nonaccrual and restructured loans outstanding at December 31, 1998, 1997 and 1996 in accordance with their original terms approximated $125,000, $99,000 and $154,000. The interest income actually realized on such loans in 1998, 1997 and 1996 approximated $51,000, $85,000 and $37,000. As of December 31, 1998, there were no outstanding commitments to lend additional funds to borrowers of impaired, restructured or nonaccrual loans.



5.       BANK PREMISES AND EQUIPMENT:


Bank premises and equipment are summarized as follows:


                                                 1998              1997
                                                 -----             ----
Land                                           $783,150         $783,150
Buildings                                     2,268,485        2,236,630
Furniture, fixtures and equipment             3,889,518        3,149,059
Leasehold improvements                        1,755,841        1,281,333
                                             ----------       ----------
  Total                                       8,696,994        7,450,172
Less accumulated depreciation                 3,884,487        3,354,455
                                             ----------       ----------
  Net                                        $4,812,507       $4,095,717
                                             ==========       ==========

6.       DEPOSITS:

At December 31, 1998, time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows:

                                             (in thousands)

                             Time Deposits
                               $100,000              Other
                               and Over          Time Deposits          Total
                              ---------           -----------         --------
1999                           $ 64,374             $115,319         $179,693
2000                              3,762               39,552           43,314
2001                                100               13,771           13,871
2002                              1,105                4,296            5,401
2003 and Thereafter                   0                5,076            5,076
                               --------             --------         --------
  Total                        $ 69,341             $178,014         $247,355
                               ========             ========         ========




7.       BORROWED FUNDS:

Borrowed funds at December 31, 1998 and 1997 include the following:

                                                  1998          1997
                                                -------        ------
  Treasury Tax and Loan  Demand Note         $   437,119     $   306,948
  Borrowings under Lines of Credit            64,738,463      47,527,648
                                             -----------     -----------
     Total                                   $65,175,582     $47,834,596
                                             ===========     ===========



The following table presents Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh") advances at the earlier of the callable date or maturity date (in thousands):

                                           December 31, 1998
                                                                   Weighted
                                                                    Average
                                              Amount              Interest Rate
                                             --------             ------------
 Within one year                              $22,977                 5.89%
 After one year but within two years           13,178                 5.89%
 After two years but within three years         8,195                 5.88%
 After three years but within four years          388                 6.42%
 After four years but within five years        15,000                 5.57%
 After five years                               5,000                 5.15%
                                              -------
                                              $64,738
                                              =======

The FHLB of Pittsburgh advances are comprised of $49,738,000 of fixed rate advances and $15,000,000 of variable rate borrowings. All advances are collateralized either under a blanket pledge agreement by one to four family mortgage loans or with mortgage-backed securities.

At December 31, 1998, the Company had available from the FHLB of Pittsburgh an open line of credit for $14,620,000 which expires on November 24, 1999. The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request. At December 31, 1998 and 1997, the Company had no borrowings under this credit line. In addition, at December 31, 1998, the Company had available overnight repricing lines of credit with other correspondent banks totaling $7,000,000. There were no borrowings under these lines at December 31, 1998 or 1997.


8.       BENEFIT PLANS:


         The Bank has a defined contribution profit sharing plan which covers all eligible employees. The Bank's contribution to the plan is determined at management's discretion at the end of each year and funded. Contributions to the plan in 1998, 1997 and 1996 amounted to $250,000, $220,000, and $190,000, respectively.
         The Bank also fully funded a non-qualified deferred compensation plan in 1986 covering one of its former executive officers. The Bank is accruing the present value of its obligation for deferred compensation benefits expected to become payable under the terms of the plan. The provision for such benefits amounted to $3,800 in 1998, $4,871 in 1997, and $5,835 in 1996. Benefits paid to the former executive officer under the aforementioned non-qualified deferred compensation plan amounted to $14,375 in 1998, 1997 and 1996. At December 31, 1998 and 1997, the present value of deferred compensation payable amounted to $29,449 and $40,023 and is included in other liabilities in the accompanying balance sheet.
         During 1994, the Bank established an unfunded non-qualified deferred compensation plan covering all eligible bank officers and directors as defined by the plan. This plan provides eligible participants to elect to defer a portion of their compensation. At December 31, 1998, elective deferred compensation amounting to $488,410 plus $138,335 in accrued interest has been recorded as other liabilities in the accompanying balance sheet.



9.       INCOME TAXES:

The provision for income taxes included in the statement of income is comprised of the following components:

                                    1998             1997            1996
                                    ----             ----            ----
Current                         $1,883,810       $1,662,345      $1,204,150
Deferred                          (306,402)         (46,495)         61,064
                                ----------       ----------      ----------
  TOTAL                         $1,577,408       $1,615,850      $1,265,214
                                ==========       ==========      ==========


         Deferred tax (liabilities) assets are comprised of the following at December 31:

                                                      1998            1997
                                                      ----            ----
Unrealized Holding Gains (Losses) on Securities
  Available-for-Sale                               $(407,668)      $(565,086)
Deferred Loan Origination Fees                      (157,105)       (131,637)
Depreciation                                        (133,665)       (127,097)
Other                                                (23,474)              0
                                                   ----------      ----------
  Gross Deferred Tax Liability                     $(721,912)      $(823,820)
                                                   ----------      ----------

Reserve for Credit Losses                          1,261,338        1,011,022
Deferred Compensation                                223,106          157,330
                                                   ----------      ----------
  Gross Deferred Tax Asset                         1,484,444       $1,168,352
                                                   ----------      ----------
Deferred Tax Asset Valuation Allowance              (547,838)        (593,658)
                                                   ----------      -----------
Net Deferred Tax (Liabilities) Assets               $214,694       $ (249,126)
                                                   ==========      ===========

         The provision for Income Taxes differs from the amount of income tax determined applying the applicable U.S. Statutory Federal Income Tax Rate to pre-tax income from continuing operations as a result of the following differences:

                                       1998          1997              1996
                                       ----          ----              ----
Provision at Statutory Tax Rates    $2,272,790     $2,127,999       $1,747,540
Add (Deduct):
Tax Effects of Non-Taxable Interest
  Income                              (828,624)      (788,744)        (732,248)
Non-Deductible Interest Expense        115,929        106,785           96,101
Other Items Net                         17,313        169,810          153,821
                                    ----------     ----------       ----------
Provision for Income Taxes          $1,577,408     $1,615,850       $1,265,214
                                    ==========     ==========       ==========

         The net change in the valuation allowance for deferred tax asset was a decrease of $45,820 in 1998. The change relates to a decrease in the provision for income taxes to which this valuation relates.



10.      RELATED PARTY TRANSACTIONS:


At December 31, 1998 and 1997, certain officers and directors and/or companies in which they had 10% or more beneficial ownership were indebted to the Bank in the aggregate amounts of $10,497,630 and $7,435,105. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The Bank was also committed under standby letters of credit as described in Note 11.

During  1998,   $5,679,303  of  new  loans  were  made  and  repayments  totaled
$2,616,778.



11.      COMMITMENTS:


(a) Leases:

         The Bank conducts its Fashion Mall, Wilkes-Barre, Pittston Plaza, Kingston and Exeter branch operations from leased facilities. The Fashion Mall lease expires May 2003 and carries three additional renewal options of five years each with specified increases at the beginning of each option period. The Wilkes-Barre lease, which expires May 2003, carries three additional renewal options of five years each with specified increases at the beginning of each option period. The Pittston Plaza lease expires September 2008 and carries two additional renewal options of five years each, with specified increases at the beginning of each option period. The Kingston lease, which expires August 2006, carries two additional options of five years each with specified increases at the beginning of each option period. The Exeter lease expires August 2008 and carries four additional options of five years each with specified increases at the beginning of each option period.
         The Bank also leases office space for certain administrative and operational functions. Such lease, which expires in 1999, provides the bank the option of renewal for five successive three year periods commencing January 1, 2000; and carries specified annual rental increases.
         At December 31, 1998, the Bank was obligated under certain noncancelable leases for equipment with terms expiring over the next five years.

         The aforementioned  leases have been treated as operating leases in the
accompanying   financial   statements.    Minimum   future   obligations   under
noncancelable operating leases in effect at December 31, 1998 are as follows:

                                          FACILITIES                EQUIPMENT
                 1999                    $  280,098                  $ 70,962
                 2000                       155,098                    44,989
                 2001                       155,781                    26,765
                 2002                       157,150                    10,078
                 2003 and thereafter        569,056                     2,793
                                         ----------                  --------
                      Total              $1,317,183                  $155,587
                                         ==========                  ========


Total rental expense under operating leases amounted to $322,231 in 1998, $295,168 in 1997, and $272,355 in 1996.





(b)  Financial Instruments with Off-Balance Sheet Risk:

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.
      The Bank does not require collateral or other security to support financial instruments with off-balance sheet credit risk. Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

                                         1998                    1997
                                         ----                    ----
   Commitments to extend credit      $48,566,776               $36,695,453
   Standby letters of credit          11,203,184                 8,717,944


Outstanding commitments to extend credit and standby letters of credit issued to or on behalf of related parties amounted to $3,307,423 and $947,367 and $5,653,691 and $5,461,081 at December 31, 1998 and 1997, respectively.

(c)  Concentration of Credit Risk:

      Cash Concentrations: The Bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds sold of $3,400,000 and $5,450,000; and due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $5,442,038 and $3,705,438 as of December 31, 1998 and 1997, respectively.

     Loan Concentrations: At December 31, 1998, 22% of the Bank's commercial loan portfolio was concentrated in loans in the restaurant industry. Substantially all of these loans are secured by first mortgages on commercial properties.



12.      REGULATORY MATTERS:


         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.
         As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized" the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                 (in thousands)
                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                    For Capital             Prompt Corrective
                                                            Actual               Adequacy Purposes:        Action Provisions:
                                                     Amount         Ratio        Amount        Ratio       Amount        Ratio
                                                    --------      --------      --------    --------      --------      -------
         As of December 31, 1998:
            Total Capital
                (to Risk Weighted Assets)            $38,044       11.45%       >$26,592      >8.0%       >$33,239      >10.0%
            Tier I Capital
                (to Risk Weighted Assets)            $33,887       10.19%       >$13,296      >4.0%       >$19,944       >6.0%
            Tier I Capital
                (to Average Assets)                  $33,887        7.10%       >$14,314      >3.0%       >$23,856       >5.0%
         As of December 31, 1997:
            Total Capital
                (to Risk Weighted Assets)            $33,966       12.19%       >$22,294      >8.0%       >$27,868      >10.0%
            Tier I Capital
                (to Risk Weighted Assets)            $30,483       10.94%       >$11,147      >4.0%       >$16,721       >6.0%
            Tier I Capital
                (to Average Assets)                  $30,483        7.28%       >$12,624      >3.0%       >$21,040       >5.0%

     Banking Regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Retained earnings against which dividends may be paid without prior approval of the federal banking regulators amounted to $11,051,000 at December 31, 1998, subject to the minimum capital ratio



13.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

       Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments", (SFAS 107) requires annual disclosure of estimated fair value of on-and off-balance sheet financial instruments.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short-term investments:
         Cash and short-term investments include cash on hand, amounts due from banks, and federal funds sold. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Interest-Bearing balances with financial institutions:
         The fair value of these financial instruments is estimated using rates currently available for investments of similar maturities.

Securities:
         For securities held for investment purposes, the fair values have been individually determined based on currently quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans:
         The fair value of loans has been estimated by discounting the future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits:
         The fair value of demand deposits, savings deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds:
         Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to extend credit and standby letters of credit:
         The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.








The estimated fair values of the Bank's financial instruments are as follows:

                                                  December 31, 1998
                                           Carrying                Fair
                                             Value                Value
FINANCIAL ASSETS
 Cash and short term investments       $ 13,426,909             $13,426,909
 Interest-bearing balances with
  financial institutions                  2,478,000               2,478,000
 Securities                             131,830,084             131,832,932
 Gross Loans                            328,893,297             328,626,736

FINANCIAL LIABILITIES
 Deposits                              $380,038,788            $381,215,158
 Borrowed funds                          65,175,582              65,650,009

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
 Commitments to extend credit
  and standby letters of credit                  $0                 $68,068


                                                  December 31, 1997
                                           Carrying                Fair
                                             Value                Value
FINANCIAL ASSETS
 Cash and short term investments       $ 14,681,033             $14,681,033
 Interest-bearing balances with
  financial institutions                  1,586,000               1,586,000
 Securities                             121,366,782             121,368,868
 Gross Loans                            284,353,338             285,206,610

FINANCIAL LIABILITIES
 Deposits                              $345,667,579            $345,950,003
 Borrowed funds                          47,845,737              47,996,796

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
 Commitments to extend credit
  and standby letters of credit                  $0                 $71,126



14.   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         Condensed parent company only financial information is as follows (in thousands):

           Condensed Balance Sheet December 31, 1998
           Assets:
             Cash                                                  $    32
             Investment in Subsidiary (equity method)               34,595
             Other assets                                               52
                                                                   -------
           Total Assets                                            $34,679
                                                                   =======

           Liabilities and Stockholders' Equity:
           Stockholders' equity                                    $34,679
                                                                   =======

    Condensed   Statement  of  Income  for  the  initial  period  of  operations commencing July 1, 1998 and ending December 31, 1998 Income:
        Dividends from Subsidiary                                  $1,155
        Other Income                                                    2
        Equity in Undistributed Income of Subsidiary                1,367
                                                                   ------
             Total Income                                          $2,524
                                                                   ------
        Expenses                                                       18
                                                                   ------
             Net Income                                            $2,506
                                                                   ======



 Condensed  Statement  of  Cash  Flows  for the  initial  period  of  operations commencing July 1, 1998 and ending December 31, 1998
     Cash Flows from Operating Activities:
     Net income                                                    $2,506
       Adjustments to reconcile net income
         to net cash provided by operating activities:
        Equity in undistributed income of subsidiary               (1,367)
        Increase in other assets                                      (52)
                                                                   -------
     Net Cash Provided by Operating Activities                     $1,087
                                                                   -------

     Cash Flows from Financing Activities:
       Cash dividends                                             $(1,055)
       Proceeds from borrowings                                       840
       Repayment of borrowings                                       (840)
       Advances from subsidiary                                        82
       Repayment of advances from subsidiary                          (82)
                                                                  --------
     Net cash used in financing activities                        $(1,055)
                                                                  --------

     Increase in Cash                                               $  32
     Cash at Beginning of Period                                        0
                                                                    -----
     Cash at End of Year                                            $  32
                                                                    =====


Non-cash investing and financing activities:
On July 1, 1998, the Company issued 1,199,180 shares of its common stock in exchange for all of the outstanding shares of the Bank. The investment in subsidiary was recorded at $33,550,000 which equaled the Stockholders' Equity of the Bank at the time of the exchange.

15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In Thousands, Except Per Share Amount


       Quarter Ending          March 31,  June 30,  September 30,   December 31,
          1998
Interest income                 $8,093     $8,332      $8,704         $8,777
Interest expense                 4,387      4,509       4,732          4,833
                                ------     ------      ------         ------
Net interest income              3,706      3,823       3,972          3,944
Provision for credit losses        180        180         180            380
Other income                       335        449         450            349
Other expenses                   2,225      2,260       2,426          2,512
Provision for income taxes         394        473         431            280
                                ------     ------      ------         ------
Net income                      $1,242     $1,359      $1,385         $1,121
                                ======     ======      ======         ======
Net income per share*            $0.52      $0.56       $0.58          $0.47
                                 =====      =====       =====          =====

          1997
Interest income                 $7,282     $7,558      $7,975         $8,091
Interest expense                 3,804      3,958       4,256          4,308
                                ------     ------      ------         ------
Net interest income              3,478      3,600       3,719          3,783
Provision for credit losses        180        180         225            525
Other income                       636        267         417            307
Other expenses                   2,130      2,137       2,313          2,259
Provision for income taxes         466        383         428            338
                                ------     ------      ------         ------
Net income                      $1,338     $1,167      $1,170         $  968
                                ======     ======      ======         ======
Net income per share*            $0.56      $0.48       $0.49          $0.41
                                 =====      =====       =====          =====

o Per share data reflects the retroactive effect of the 100% stock dividend issued in 1998 and the 10% stock dividend issued in 1997.