Form 10-Q
period 1999-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1999-05-12
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

                                2,398,360 shares
                          (Outstanding at May 11, 1999)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                        Page No.
Part I - Consolidated Financial Statements

  Item 1. Consolidated Financial Statements

    Consolidated Statements of Financial Condition
     March 31, 1999 and December 31, 1998                                     1

    Consolidated Statements of Income
     Three Months Ended March 31, 1999 and 1998
     YTD Ended March 31, 1999 and 1998                                        2

    Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1999 and 1998                             3-4

    Consolidated Statements of Changes in Stockholders' Equity
     Three Months Ended March 31, 1999                                        5

    Notes to Consolidated Financial Statements                                6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7-20

Part II - Other Information:                                                 20

  Item 1. Legal Proceedings

  Item 2. Changes in Securities and Use of Proceeds

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signatures                                                                   21

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                         March 31,     Dec. 31,
                                                           1999          1998
                                                       (UNAUDITED)     (AUDITED)

                                     ASSETS
Cash and cash equivalents:
  Cash and due from banks                                $  8,858       $ 10,027
  Federal funds sold                                        1,975          3,400
                                                         --------       --------
   Total cash and cash equivalents                         10,833         13,427
Interest-bearing balances with financial institutions       2,478          2,478
Securities:
  Available-for-sale, at fair value                       126,299        124,661
  Held-to-maturity, at cost
    (fair value $2,058 on March 31, 1999 and
    $714 on December 31, 1998)                              2,100            711
Federal Reserve Bank and FHLB stock, at cost                7,617          6,458
Net loans                                                 348,353        324,610
Bank premises and equipment                                 4,987          4,812
Other assets                                                7,222          6,228
                                                         --------       --------
       Total Assets                                      $509,889       $483,385
                                                         ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand - non-interest bearing                          $ 40,293       $ 39,427
  Interest bearing demand                                  59,425         51,240
  Savings                                                  45,551         42,017
  Time ($100,000 and over)                                 65,210         69,341
  Other time                                              183,260        178,014
                                                         --------       --------
    Total deposits                                        393,739        380,039
Borrowed funds                                             77,079         65,175
Other liabilities                                           4,231          3,492
                                                         --------       --------
       Total Liabilities                                 $475,049       $448,706
Shareholders' equity:
Common Stock, $1.25 par value,
  authorized 5,000,000 shares;
  2,398,360 shares issued and outstanding                $  2,998       $  2,998
Additional Paid-in Capital                                  6,267          6,267
Retained Earnings                                          25,579         24,623
Accumulated Other Comprehensive Income                         (4)           791
                                                         --------       --------
       Total shareholders' equity                        $ 34,840       $ 34,679
                                                         --------       --------
       Total Liabilities and Shareholders' Equity        $509,889       $483,385
                                                         ========       ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                  Three Months Ending        Year-to-Date
                                March 31,     March 31,   March 31,   March 31,
                                  1999          1998        1999        1998
                                --------      --------    --------    --------
Interest Income:
Loans                           $  6,794      $  6,093    $  6,794    $  6,093
Balances with banks                   33            41          33          41
Investments                        1,964         1,896       1,964       1,896
Federal Funds Sold                    69            63          69          63
                                --------      --------    --------    --------
Total interest income              8,860         8,093       8,860       8,093
                                --------      --------    --------    --------
Interest Expense:
Deposits                           3,912         3,677       3,912       3,677
Borrowed Funds                       966           710         966         710
                                --------      --------    --------    --------
Total interest expense             4,878         4,387       4,878       4,387
                                --------      --------    --------    --------

Net Interest Income
  before Loan Loss Provision       3,982         3,706       3,982       3,706
Provision for loan losses            180           180         180         180
                                --------      --------    --------    --------
Net interest income                3,802         3,526       3,802       3,526
                                --------      --------    --------    --------

Other Income:
Service charges on deposits          193           190         193         190
Other Income                         101            63         101          63
Gain (Loss) on sale of:
    Securities                       213             4         213           4
    Loans                              9            77           9          77
    Other Assets                       0             0           0           0
                                --------       -------    --------    --------
Total other income                   516           334         516         334
                                --------       -------    --------    --------

Other expenses:
Salaries & benefits                1,323         1,154       1,323       1,154
Occupancy & equipment                436           370         436         370
Other                                851           701         851         701
                                --------       -------    --------     -------
Total other expenses               2,610         2,225       2,610       2,225
                                --------       -------    --------     -------
Income before income taxes         1,709         1,635       1,709       1,635
Income tax expense                   393           394         393         394
                                --------       -------    --------     -------
NET INCOME                       $ 1,316       $ 1,241     $ 1,316     $ 1,241
                                ========       =======    ========     =======

Earnings per share (1)           $  0.55       $  0.52     $  0.55     $  0.52
                                ========       =======     =======     =======
Weighted average
  number of shares (1)         2,398,360     2,398,360   2,398,360   2,398,360
                               =========     =========   =========   =========

(1)Per share data reflects the retroactive effect of the 100% stock dividend issued August 31, 1998.


                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                March 31,     March 31,
                                                  1999           1998
                                                (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received                               $ 8,728         $ 8,446
Fees & Commissions Received                         294             254
Interest Paid                                    (4,865)         (4,459)
Income Taxes Paid                                     -             (17)
Cash Paid to Suppliers & Employees               (2,501)         (2,045)
                                                -------         -------
Net Cash Provided (Used) by Operating
  Activities                                    $ 1,656         $ 2,179
                                                -------         -------

Cash Flows from Investing Activities:
  Securities available for sale:
    Proceeds from Maturities                   $    500         $   500
    Proceeds from Sales prior to maturity        18,260           2,146
    Proceeds from Calls prior to maturity         8,139          19,590
    Purchases                                   (30,743)        (20,674)
  Securities held to maturity:
    Proceeds from Calls prior to maturity           249               0
    Purchases                                    (1,622)           (232)
Net (Increase) Decrease in
 Interest-Bearing Bank Balances                       -          (1,387)
Net (Increase) Decrease in Loans to Customers   (23,914)        (10,580)
Capital Expenditures                               (363)           (131)
                                                -------        --------
Net Cash Provided (Used) by Investing
  Activities                                   $(29,494)       $(10,768)
                                               --------        --------

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits,
 Money Market Demand, NOW Accounts, and
 Savings Accounts                              $ 12,553        $  1,512
Net Increase in Certificates of Deposit           1,115           4,105
Net Increase in Borrowed Funds                   11,903           4,258
Repayment of Long-Term Debt                           -             (11)
Dividends Paid                                     (359)           (324)
                                               --------        --------
Net Cash Provided (Used) by Financing
  Activities                                   $ 25,212        $  9,540
                                               --------        --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                             $ (2,626)       $    951
Cash & Cash Equivalents at Beginning of Year   $ 13,459        $ 14,681
                                               --------        --------
CASH & CASH EQUIVALENTS AT END OF PERIOD       $ 10,833        $ 15,632
                                               ========        ========


                                   (Continued)

                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                    1999          1998
                                                  -------       -------
                                                  (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                       $  1,316       $  1,241
                                                 --------       --------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
Amortization (Accretion), Net                          38             77
Depreciation                                          188            162
Provision for Probable Credit Losses                  180            180
Provision for Deferred Taxes                            -              -
Gain on Sale of Investment Securities                (213)            (4)
Gain on Sale of Other Assets                           (9)           (77)
Increase (Decrease) in Taxes Payable                  393            376
Decrease (Increase) in Interest Receivable           (170)           277
Increase (Decrease) in Interest Payable                12            (72)
Decrease (Increase) in Prepaid Expenses
  and Other Assets                                   (413)          (288)
Increase (Decrease) in Accrued Expenses
  and Other Liabilities                               334            307
                                                  -------        -------
Total Adjustments                                 $   340        $   938
                                                  -------        -------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                      $ 1,656        $ 2,179
                                                  =======        =======














                        See notes to financial statements
                                       (4)


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                    For The Three Months Ended March 31, 1999
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                     ACCUM-
                                                                                     ULATED
                                                                                      OTHER
                                    COMP-                                             COMP-
                                   REHEN-     COMMON STOCK    ADD'L                  REHEN-
                                    SIVE      -------------   PAID-IN    RETAINED     SIVE
                                   INCOME     SHARES AMOUNT   CAPITAL    EARNINGS    INCOME      TOTAL
                                  -------     -------------   -------    --------   --------    -------
BALANCES, DECEMBER 31, 1998                   2,398  $2,998   $6,267     $24,622      $791      $34,679
 Comprehensive Income:
  Net income for the period         1,316                                  1,316                  1,316
  Other comprehensive income, net
   of tax:
   Unrealized loss on securities
   available-for-sale, net of
   deferred income tax benefit
   of $410                           (582)
   Reclassification adjustment       (213)
                                   ------
  Total other comprehensive
   income, net of tax                (795)                                            (795)        (795)
                                   ------
Comprehensive Income                  521
                                   ======
Cash dividends paid, $0.15 per share                                                  (359)        (359)
                                             ------  -------  ------     -------    ------      -------
BALANCES, MARCH 31, 1999                      2,398  $2,998   $6,267     $25,579      $ (4)     $34,840
                                             ======  =======  ======     =======    ======      =======
















                                       (5)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.
     These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 1998. (2) Earnings per share were calculated by dividing the net income of the Company by the weighted average number of shares of common stock outstanding of 2,398,360 for the periods ending March 31, 1999 and 1998, respectively, after giving retroactive effect for the 100% Stock Dividend issued August 31, 1998 and the 10% Stock Dividend issued December 31, 1997. (3) The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), as of December 31, 1993. Adoption of SFAS 115 is required for fiscal years beginning after December 15, 1993, with earlier adoption permitted. The adoption of this standard resulted in a decrease in the carrying value of "Securities Available-For-Sale" of $6,117 at March 31, 1999, offset by a decrease in Retained Earnings of $4,037 and the related deferred tax impact of $2,080. (4) During the year, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
     Reclassifications have been made to the prior period financial statements for comparative purposes as are requested by FASB Statement No. 130. (5) During June 1997, Financial Accounting Standards Boards issued FASB 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for all public entities to report financial and descriptive information about its reportable operating segments, and certain other enterprise-wide information relative to its products and service, geographic area, and major customers. FASB 131 initially applies to annual financial statements with years beginning after December 15, 1997. However, it is the opinion of management that there is no future impact from this accounting standard since the Company's organizational structure does not consist of separately identifiable reportable operating segments.


                                       (6)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "Company") provides a comparison of the performance of the Company for the periods ended March 31, 1999 and 1998. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the 100% stock dividend issued August 31, 1998 and the 10% stock dividend issued December 31, 1997.

Background

     On July 1, 1998, First National Community Bancorp, Inc. (the "Company") became the holding company for First National Community Bank, a national banking association (the "Bank"). Pursuant to the terms of the Plan of Reorganization, dated as of March 13, 1997, among the Corporation, the Bank and First National Community Interim Bank (the "Interim Bank"), a national banking association and a wholly-owned subsidiary of the Corporation, the Bank merged with, into the Interim Bank, under the charter of the Interim Bank and under the name "First National Community Bank." The shareholders of the Bank became the shareholders of the Corporation, and the Bank became the wholly-owned subsidiary of the Corporation. Shares were exchanged on a one-for-one basis.
     The Company is a one bank holding company whose principal subsidiary is First National Community Bank. The Company operates 8 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties. At March 31, 1999, the Company had 174 full-time equivalent employees.
     First National Community Bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the Bank changed its name to "First National Community Bank" effective March 1, 1988. The Bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania - the Main Office in Dunmore, the downtown Scranton branch established in 1980, the Dickson City branch opened in December, 1984, the Fashion Mall, Scranton/Carbondale Highway branch opened in July, 1988, the Wilkes-Barre office, at 23 West Market Street, Wilkes-Barre which opened for business on July 30, 1993, the Pittston Plaza Office, which opened on April 10, 1995, at 1700 North Township Boulevard, Pittston, and the Kingston Office, at 754 Wyoming Ave., Kingston, which opened on August 30, 1996. An eighth community office located in Exeter opened for business on November 2, 1998.
     The Bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan and deposit instruments. Additionally, the Bank entered into a partnership with INVEST during 1997 in order to provide alternative products such as mutual funds, bonds, equities and annuities directly from its community offices.
     During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the Bank to manage, operate and liquidate properties acquired through foreclosure.
                                       (7)

Summary:

     Net income for the three months ended March 31, 1999 amounted to $1,316,000, an increase of $75,000 or 6% compared to the same period of the previous year. This increase can be attributed to a $276,000 improvement in net interest income and an increase in non-interest income. Earnings from asset sales increased $141,000 due to an increase in the gain on the sale of securities of $209,000. Non-interest expenses increased $385,000, or 17%, over the same period of last year. Operating income for the same period, after excluding the effect of asset sales and loan loss provisions, decreased $66,000 or 5%.

RESULTS OF OPERATIONS Net Interest Income:

     The Company's primary source of revenue is net interest income which totaled $3,982,000 and $3,706,000 for the first three months of 1999 and 1998, respectively. Year to date net interest margins (tax equivalent) decreased from 3.86% in March 1998 to 3.58% for the same period of 1999 comprised of a forty-four basis point decrease in the yield earned on earning assets and a twenty-one basis point decrease in the cost of interest-bearing liabilities. Interest rate reductions during the fourth quarter of 1998 have had a more immediate impact on earning assets while deposit repricing occurs gradually.
     Earning assets increased $27 million to $491 million during the first three months of 1999 and now total 96.4% of total assets, comparable to the year-end level of 96.1%.
























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

                                               Three-months ended March 31,
                                                            1999
                                               --------------------------------
                                               Average                   Yield/
                                               Balance    Interest        Cost
                                               -------    --------       ------
                                                   (Dollars in thousands)
Assets:
Interest-earning assets:
  Loans (taxable)                             $328,280     $ 6,605         8.08%
  Loans (tax-free) (1)                          12,758         189         8.97
  Investment securities (taxable)               95,749       1,499         6.26
  Investment securities (tax-free)(1)           33,970         465         8.30
  Time deposits with banks and
   federal funds sold                            8,325         102         4.95
                                              --------      ------         ----
Total interest-earning assets                  479,082       8,860         7.70%
                                              --------      ------         ----
Non-interest earning assets                     20,292
                                              --------
Total Assets                                  $499,374
                                              ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  Deposits                                    $351,348      $ 3,912        4.52%
  Borrowed funds                                69,303          966        5.57
                                              --------      -------        ----
Total interest-bearing liabilities             420,651        4,878        4.69%
                                                            -------        ----
Other liabilities and shareholders' equity      78,723
                                              --------
Total Liabilities and Shareholders' Equity    $499,374
                                              ========

Net interest income/rate spread                                            3.01%

Net yield on average interest-
earning assets                                                             3.58%

Interest-earning assets as a
percentage of interest-
bearing liabilities                                                         114%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                                 Three-months ended March 31,
                                                             1998
                                               --------------------------------
                                                Average                  Yield/
                                                Balance    Interest       Cost
                                               ---------   --------      -------
                                                     (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans (taxable)                               $273,273     $ 5,866        8.62%
 Loans (tax-free) (1)                            15,096         227        9.09
 Investment securities (taxable)                 91,420       1,509        6.60
 Investment securities (tax-free) (1)            26,832         387        8.74
 Time deposits with banks and
  federal funds sold                              7,378         105        5.71
                                               --------     -------        -----
Total interest-earning assets                   413,999       8,094        8.14%
                                                            -------        -----
Non-interest earning assets                      16,889
                                               --------
Total Assets                                   $430,888
                                               ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  Deposits                                     $314,457     $ 3,677        4.74%
  Borrowed funds                                 48,090         710        5.91
                                               --------     -------        ----
Total interest-bearing liabilities              362,547       4,387        4.90%
                                                            -------        ----
Other liabilities and shareholders' equity       68,341
                                               --------
Total Liabilities and Shareholders' Equity     $430,888
                                               ========

Net interest income/rate spread                                            3.24%

Net yield on average interest-
earning assets                                                             3.86%

Interest-earning assets as a
percentage of interest-
bearing liabilities                                                         114%


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

                                                  Period Ended March 31,
                                                  (Dollars in thousands)
                                                       1999 vs 1998
                                               Increase (Decrease)
                                                   Due to
                                                 Rate      Volume      Total
                                                ------     ------      -------
Loans (taxable)                                 $(482)     $1,221      $  739
Loans (tax-free)                                   (2)        (36)        (38)
Investment securities (taxable)                   (81)         71         (10)
Investment securities (tax-free)                  (25)        103          78
Time deposits with banks and federal funds sold   (15)         13          (2)
                                                -----      ------      ------
Total interest income                           $(605)     $1,372      $  767
                                                -----      ------      ------

Deposits                                        $(183)     $  418      $  235
Borrowed funds                                    (57)        313         256
                                                -----      ------      ------
Total interest-bearing liabilities              $(240)     $  731      $  491
                                                -----      ------      ------
Net change in net interest income               $(365)     $  641      $  276
                                                =====      ======      ======



                                                 Period Ended March 31,
                                                 (Dollars in thousands)
                                                      1998 vs 1997
                                                Increase (Decrease)
                                                    Due to
                                                  Rate      Volume      Total
                                                 ------     ------      -----
Loans (taxable)                                  $  (7)      $372        $365
Loans (tax-free)                                    (6)        41          35
Investment securities (taxable)                    (79)       519         440
Investment securities (tax-free)                    (2)       (28)        (30)
Time deposits with banks and  federal funds sold     4         (3)          1
                                                 -----       ----        ----
Total interest income                            $ (90)      $901        $811
                                                 -----       ----        ----

Deposits                                         $  66       $235        $301
Borrowed funds                                     (21)       303         282
                                                 -----       ----        ----
Total interest-bearing liabilities               $  45       $538        $583
                                                 -----       ----        ----
Net change in net interest income                $(135)      $363        $228
                                                 =====       ====        ====





                                      (11)

Non-Interest Income and Expenses:

     Non-interest income in the first three months of 1999 increased $182,000 in comparison to the same period of 1998. The majority of this increase can be attributed to the $209,000 increase in the gain on the sale of securities. All other components of non-interest income recorded an increase over the prior period. Excluding income from asset sales, non-interest income increased $41,000 or 16%, during the first three months of 1999 as compared to the same period of last year. Income from service charges on deposits increased $3,000, or 2%, in comparison to the same period of last year while other fee income increased $38,000, or 60%. Loan servicing fees and investment brokerage income comprise the majority of this increase.
     Non-interest expense increased $385,000 or 17% for the period ended March 31, 1999 compared to the same period of the previous year. Salaries and Benefits costs account for most of the increase, adding $169,000, or 15% in comparison to the first three months of 1998. Other operating expenses increased $150,000, or 21%. A new branch office which opened in the fourth quarter of 1998 contributed to the increase.

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

Provision for Income Taxes:

     The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:
                                                     1999          1998
                                                    ------        ------
Provision at statutory rate                          $582          $556
Add (Deduct):
Tax effect of non-taxable interest income            (222)         (208)
Non-deductible interest expense                        31            29
Other items, net                                        2            17
                                                     ----          ----
Income tax expense                                   $393          $394
                                                     ====          ====








                                      (12)

Securities:
     Carrying amounts and approximate fair value of investment securities are summarized as follows:
                                     March 31, 1999          December 31, 1998
                                 Carrying        Fair     Carrying         Fair
                                  Amount        Value      Amount         Value
                                          (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies             $ 13,171     $ 13,176    $ 13,109      $13,111
Obligations of state &
 political subdivisions            35,273       35,226      33,671       33,671
Mortgage-backed securities         78,960       78,960      77,590       77,590
Corporate debt securities             986          986         992          992
Equity securities                   7,627        7,627       6,468        6,468
                                 --------     --------    --------      -------
  Total                          $136,017     $135,975    $131,830     $131,832
                                 ========     ========    ========     ========

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 1999 of the Company's Investment Securities classified as available-for-sale:

                                            March 31, 1999
                                        (Dollars in thousands)
                                            Gross           Gross
                                          Unrealized      Unrealized
                              Amortized     Holding         Holding      Fair
                                Cost         Gains           Losses     Value
                              ---------   ----------      ----------    -------
U.S. Treasury securities and
 obligations of U.S.
 government agencies           $ 12,255      $   18          $   82     $ 12,191
Obligations of state and
 political subdivisions          33,445         937             229       34,153
Mortgage-backed securities       79,595         105             740       78,960
Corporate debt securities         1,001           0              15          986
Equity securities                 7,627           0               0        7,627
                               --------      ------          ------     --------
 Total                         $133,923      $1,060          $1,066     $133,917
                               ========      ======          ======     ========










                                      (13)

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 1999 of the Company's Investment Securities classified as held-to-maturity:

                                                    March 31, 1999
                                                (Dollars in thousands)
                                               Gross          Gross
                                            Unrealized      Unrealized
                               Amortized      Holding         Holding      Fair
                                 Cost          Gains          Losses       Value
                               ---------    ----------      ----------    ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:            $  980          $ 6           $  1       $ 985
Obligations of state and
 political subdivisions:          1,120            0             47       1,073
Mortgage-backed securities:           0            0              0           0
Corporate debt securities:            0            0              0           0
Equity securities:                    0            0              0           0
                                 ------          ---           ----      ------
Total                            $2,100          $ 6           $ 48      $2,058
                                 ======          ===           ====      ======

     The following table shows the amortized cost and approximate fair value of the Company's debt securities at March 31, 1999 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Available-for sale       Held-to-maturity
                               Amortized        Fair    Amortized      Fair
                                  Cost         Value       Cost        Value
                              (Dollars in Thousands)   (Dollars in Thousands)
Amounts maturing in:
  One year or less              $ 1,502       $ 1,506    $     0         $    0
  After one year through
    five years                    1,670         1,721          0              0
  After five years through
    ten years                    13,159        13,488          0              0
  After ten years                30,371        30,617      2,100          2,058
  Mortgage-backed securities     79,594        78,958          0              0
                               --------      --------     ------         ------
Total                          $126,296      $126,290     $2,100         $2,058
                               ========      ========     ======         ======

     Gross proceeds from the sale of investment securities for the periods ended March 31, 1999 and 1998 were $18,259,633 and $2,145,660 respectively with the gross realized gains being $219,060 and $11,354 respectively, and gross realized losses being $5,869 and $7,796, respectively.
     At March 31, 1999 and 1998, investment securities with a carrying amount of $72,176,377 and $46,011,386 respectively, were pledged as collateral to secure public deposits and for other purposes.

                                      (14)

Loans:
     The  following  table  sets  forth  detailed  information   concerning  the
composition of the Company's loan portfolio as of the dates specified:

                                     March 31, 1999           December 31, 1998
                                    Amount         %          Amount        %
                                           (Dollars in thousands)

Commercial & Financial             $ 59,936      17.0        $ 49,796      15.1
Real Estate Construction              2,294       0.6           2,350       0.7
Real Estate Mortgage                216,021      61.3         209,204      63.6
Installment Loans to Individuals     61,090      17.3          58,799      17.9
Other Loans                          13,331       3.8           8,748       2.7
Less: Unearned Discount                  (3)      0.0              (4)      0.0
                                   --------     -----        --------     -----
Total Gross Loans                  $352,669     100.0        $328,893     100.0
                                                -----                     -----
Less: Allow. for Loan Losses         (4,316)                   (4,283)
                                   --------                  --------
Net Loans                          $348,353                  $324,610
                                   ========                  ========

     The following table sets forth certain information with respect to the Company's allowance for loan losses and charge-offs:
                                             Period Ended March 31,
                                            1999                1998
                                             (Dollars in thousands)

Balance, January 1                         $4,283              $3,623
Recoveries Credited                            26                  23
Losses Charged                                173                  48
Provision for Loan Losses                     180                 180
                                           ------              ------
Balance at End of Period                   $4,316              $3,778
                                           ======              ======












                                      (15)

     The following table presents information about the Company's non-performing assets for the periods indicated:
                                         March 31, 1999    March 31, 1998
                                             (Dollars in thousands)

Nonaccrual loans                             $1,665            $ 208
Restructured loans                              287              351
                                             ------            -----
Total non-performing loans                    1,952              559
Other Real Estate Owned                           0                0
                                             ------            -----
Total non-performing assets                  $1,952            $ 559
                                             ======            =====

                                         March 31, 1999    March 31, 1998
Non-performing loans as a
  percentage of gross loans                    0.6%             0.2%
                                             ======           ======

Non-performing assets as a
  percentage of total assets                   0.4%             0.1%
                                             ======           ======

     Non-performing assets are comprised of non-accrual and restructured loans, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. The increase recorded in 1999 can be attributed primarily to three credits which are substantially secured by real estate.
     Other real estate consists of property acquired through foreclosure. The property is carried at the lower of cost or the estimated fair value based on an independent appraisal.


Provision for Credit Losses:

     The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first quarters of 1999 and 1998, respectively. The ratio of the loan loss reserve to total loans at March 31, 1999 and 1998 was 1.22% and 1.20%, respectively.


                                      (16)

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

Liquidity

     The term "liquidity" refers to the ability of the Company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the Bank's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.
     The short-term liquidity position of the Company is strong as evidenced by $8,858,000 in cash and due from banks and $2,181,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $6,466,000 or 5% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $15,000,000.



                                      (17)

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

Capital Management
     A strong capital base is essential to the continued growth and profitability of the Company and in that regard the maintenance of appropriate levels of capital is a management priority. The Company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 13 to the financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.
     Total stockholders' equity increased $161,000 or 0.5% during the first quarter of 1999 comprised of an increase in retained earnings in the amount of $956,000 after paying cash dividends offset by a $795,000 decrease in the market value of our securities available-for-sale. During the same period of 1998, total stockholders' equity increased $586,000, or 1.9%, comprised of an increase in retained earnings of $917,000, after paying cash dividends offset by a $331,000 increase in the market value of our securities available-for-sale. The total dividend payout during the first three months of 1999 and 1998 represents $.15 per share and $.135 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $956,000 and $917,000, respectively.
     The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 1999, First National Community Bank met all capital requirements with a leverage ratio of 6.97% and core capital and total risk-based capital ratios of 9.59% and 10.78%, respectively.



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

                                      (18)

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


                                      (19)

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















                                      (20)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date: May 11, 1999                        /s/ J. David Lombardi
                                          J. David Lombardi, President/
                                          Chief Executive Officer


Date: May 11, 1999                        /s/ William Lance
                                          William Lance, Treasurer/
                                          Principal Financial Officer

























                                      (21)