Form 10-Q
period 1999-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1999-08-06
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

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


              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                                2,401,782 shares
                         (Outstanding at July 15, 1999)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                      Page No.
Part I - Consolidated Financial Statements

 Item 1.  Consolidated Financial Statements

   Consolidated Statements of Financial Condition
     June 30, 1999 and December 31, 1998                                    1

   Consolidated Statements of Income
     Three Months Ended June 30, 1999 and 1998
     YTD Ended June 30, 1999 and 1998                                       2

   Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1999 and 1998                              3-4

   Consolidated Statements of Changes in Stockholders' Equity
     Six Months Ended June 30, 1999                                         5

   Notes to Consolidated Financial Statements                               6

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     7-20

Part II - Other Information:                                               20

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                 21

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                         June 30,      Dec. 31,
                                                           1999          1998
                                                        (UNAUDITED)   (AUDITED)
                                                        -----------   ---------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                 $ 12,205     $ 10,027
  Federal funds sold                                             0        3,400
                                                          --------     --------
   Total cash and cash equivalents                          12,205       13,427
Interest-bearing balances with financial institutions        2,280        2,478
Securities:
  Available-for-sale, at fair value                        124,572      124,661
  Held-to-maturity, at cost
   (fair value $1,952 on June 30, 1999 and
   $714 on December 31, 1998)                                2,132          711
  Federal Reserve Bank and FHLB stock, at cost               7,741        6,458
Net loans                                                  344,457      324,610
Bank premises and equipment                                  4,933        4,812
Other assets                                                 9,948        6,228
                                                          --------     --------
   Total Assets                                           $508,268     $483,385
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
 Demand - non-interest bearing                            $ 39,304     $ 39,427
 Interest bearing demand                                    60,943       51,240
 Savings                                                    47,430       42,017
 Time ($100,000 and over)                                   64,132       69,341
 Other time                                                183,775      178,014
                                                          --------     --------
  Total deposits                                           395,584      380,039
Borrowed funds                                              74,538       65,175
Other liabilities                                            4,296        3,492
                                                          --------     --------
  Total Liabilities                                       $474,418     $448,706
                                                          --------     --------
Shareholders' equity:
Common Stock, $1.25 par value, authorized 5,000,000
 shares; 2,401,782 shares issued and outstanding at
 June 30, 1999 and 2,398,360 shares issued and
 outstanding at December 31, 1998                         $  3,002     $  2,998
Additional Paid-in Capital                                   6,398        6,267
Retained Earnings                                           26,853       24,623
Accumulated Other Comprehensive Income                      (2,403)         791
                                                          --------     --------
  Total shareholders' equity                              $ 33,850     $ 34,679
                                                          --------     --------
   Total Liabilities and Shareholders' Equity             $508,268     $483,385
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


                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                            Three Months Ending               Year-to-Date
                          June 30,       June 30,        June 30,     June 30,
                            1999           1998            1999         1998
                          --------       --------        --------     --------

Interest Income:
Loans                     $  7,411       $  6,239        $ 14,205     $ 12,332
Balances with banks             33             45              66           86
Investments                  2,138          1,989           4,102        3,884
Federal Funds Sold               7             59              76          123
                          --------       --------        --------     --------
 Total interest income       9,589          8,332          18,449       16,425
                          --------       --------        --------     --------

Interest Expense:
Deposits                     3,917          3,742           7,829        7,418
Borrowed Funds               1,074            767           2,040        1,478
                          --------       --------        --------     --------
 Total interest expense      4,991          4,509           9,869        8,896
                          --------       --------        --------     --------

Net Interest Income
 before Loan Loss Provision  4,598          3,823           8,580        7,529

Provision for loan losses      180            180             360          360
                          --------       --------        --------      -------
 Net interest income         4,418          3,643           8,220        7,169
                          --------       --------        --------      -------
Other Income:
Service charges on deposits    205            201             398          391
Other Income                    94            110             196          174
Gain (Loss) on sale of:
    Securities                   0             47             213           51
    Loans                       35             53              44          130
    Other Assets                 0             38               0           38
                          --------       --------        --------      -------
 Total other income            334            449             851          784
                          --------       --------        --------      -------

Other expenses:
Salaries & benefits          1,322          1,149           2,645        2,303
Occupancy & equipment          432            364             868          734
Other                          817            747           1,668        1,448
                          --------       --------        --------      -------
 Total other expenses        2,571          2,260           5,181        4,485
                          --------       --------        --------      -------
Income before income taxes   2,181          1,832           3,890        3,468
Income tax expense             547            473             940          867
                          --------       --------        --------      -------
NET INCOME                $  1,634       $  1,359        $  2,950      $ 2,601
                          ========       ========        ========      =======

Earnings per share (1)    $   0.68       $   0.57        $   1.23      $  1.08
                          ========       ========        ========      =======
Weighted average number
 of shares (1)           2,398,398       2,398,360      2,398,379     2,398,360
                         =========       =========      =========     =========

(1) Per share data reflects the retroactive effect of the 100% stock dividend issued August 31, 1998.


                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                   June 30,       June 30,
                                                     1999           1998
                                                   (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
 Interest Received                                 $ 18,263       $ 16,813
 Fees & Commissions Received                            593            695
 Interest Paid                                       (9,718)        (8,867)
 Income Taxes Paid                                     (804)          (917)
 Cash Paid to Suppliers & Employees                  (6,174)        (4,186)
                                                   --------       --------
Net Cash Provided (Used) by Operating
  Activities                                       $  2,160       $  3,538
                                                   --------       --------

Cash Flows from Investing Activities:
 Securities available for sale:
  Proceeds from Maturities                         $  1,000        $   500
  Proceeds from Sales prior to maturity              18,260         10,638
  Proceeds from Calls prior to maturity              12,045         28,113
  Purchases                                         (37,172)       (43,603)
 Securities held to maturity:
  Proceeds from Calls prior to maturity                 249              0
  Purchases                                          (1,622)          (232)
 Net (Increase) Decrease in
  Interest-Bearing Bank Balances                        198         (1,576)
 Net (Increase) Decrease in Loans to Customers      (20,163)       (12,272)
 Capital Expenditures                                  (500)          (369)
                                                   --------        -------
Net Cash Provided (Used) by Investing
  Activities                                       $(27,705)       $(18,801)
                                                   --------        --------

Cash Flows from Financing Activities:
 Net Increase (Decrease) in Demand Deposits,
  Money Market Demand, NOW Accounts,
  and Savings Accounts                             $ 14,962        $  2,940
 Net Increase in Certificates of Deposit                552          11,170
 Net Increase in Borrowed Funds                       9,362           3,577
 Repayment of Long-Term Debt                            -               (11)
 Net Proceeds from Issuance of Common Stock
  Through Dividend Reinvestment                         135               0
 Dividends Paid                                        (720)           (648)
                                                   --------        --------
Net Cash Provided (Used) by Financing
  Activities                                       $ 24,291        $ 17,028
                                                   --------        --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                 $ (1,254)       $  1,765
Cash & Cash Equivalents at Beginning of Year       $ 13,459        $ 14,681
                                                   --------        --------
CASH & CASH EQUIVALENTS AT END OF PERIOD           $ 12,205        $ 16,446
                                                   ========        ========


                                   (Continued)

                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                        1999          1998
                                                      -------       -------
                                                      (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                           $  2,950      $  2,601
                                                     --------      --------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
   Amortization (Accretion), Net                          (3)            98
   Depreciation                                          380            320
   Provision for Probable Credit Losses                  360            360
   Provision for Deferred Taxes                           -              -
   Gain on Sale of Investment Securities                (213)           (51)
   Gain on Sale of Other Assets                          (44)           (38)
   Increase (Decrease) in Taxes Payable                  137            (51)
   Decrease (Increase) in Interest Receivable           (184)           290
   Increase (Decrease) in Interest Payable               151             29
   Decrease (Increase) in Prepaid Expenses
    and Other Assets                                  (1,891)          (375)
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                517            355
                                                    --------        -------
Total Adjustments                                   $   (790)       $   937
                                                    --------        -------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                        $  2,160        $ 3,538
                                                    ========        =======












                        See notes to financial statements
                                       (4)



             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 1999
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                              ACCUM-
                                                                                              ULATED
                                                                                              OTHER
                                       COMP-                                                   COMP-
                                      REHEN-      COMMON STOCK         ADD'L                  REHEN-
                                       SIVE     ----------------      PAID-IN     RETAINED     SIVE
                                      INCOME    SHARES    AMOUNT      CAPITAL     EARNINGS    INCOME     TOTAL
                                    ------------------------------------------------------------------- -------
BALANCES, DECEMBER 31, 1998                     2,398     $2,998       $6,267      $24,623    $  791    $34,679
 Comprehensive Income:
  Net income for the period            2,950                                         2,950                2,950
  Other comprehensive income, net
   of tax:
   Unrealized loss on securities
    available-for-sale, net of
    deferred income tax benefit
    of $1,646                        (2,981)
   Reclassification adjustment         (213)
                                     ------
       Total other comprehensive
       income, net of tax            (3,194)                                                  (3,194)    (3,194)
                                     ------
 Comprehensive Income                  (244)
 Issuance of 3,422 shares of Common
  Stock through Dividend
  Reinvestment                                      4          4          131                               135
 Cash dividends paid, $0.30 per share                                                (720)                 (720)
                                                -----     ------       ------     -------     -------   -------
BALANCES, JUNE 30, 1999                         2,402     $3,002       $6,398     $26,853     $(2,403)  $33,850
                                                =====     ======       ======     =======     =======   =======















                                       (5)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.
   These  interim  financial  statements  should  be read in  conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 1998. (2) Earnings per share were calculated by dividing the net income of the Company by the weighted average number of shares of common stock outstanding of 2,398,379 and 2,398,360 for the periods ending June 30, 1999 and 1998, respectively, after giving retroactive effect for the 100% Stock Dividend issued August 31, 1998.
(3) The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), as of December 31, 1993. Adoption of SFAS 115 is required for fiscal years beginning after December 15, 1993, with earlier adoption permitted. The adoption of this standard resulted in a decrease in the carrying value of "Securities Available-For-Sale" of $3,640,709 at June 30, 1999, offset by a decrease in Retained Earnings of $2,402,868 and the related deferred tax impact of $1,237,841. (4) During June 1997, Financial Accounting Standards Boards issued FASB 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for all public entities to report financial and descriptive information about its reportable operating segments, and certain other enterprise-wide information relative to its products and service, geographic area, and major customers. FASB 131 initially applies to annual financial statements with years beginning after December 15, 1997. However, it is the opinion of management that there is no future impact from this accounting standard since the Company's organizational structure does not consist of separately identifiable reportable operating segments. (5) In 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
         Reclassifications have been made to the prior period financial statements for comparative purposes as are requested by FASB Statement No. 130.



                                       (6)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "Company") provides a comparison of the performance of the Company for the periods ended June 30, 1999 and 1998. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the 100% stock dividend issued August 31, 1998.

Background

     On July 1, 1998, First National Community Bancorp, Inc. (the "Company") became the holding company for First National Community Bank, a national banking association (the "Bank"). Pursuant to the terms of the Plan of Reorganization, dated as of March 13, 1997, among the Corporation, the Bank and First National Community Interim Bank (the "Interim Bank"), a national banking association and a wholly-owned subsidiary of the Corporation, the Bank merged with, into the Interim Bank, under the charter of the Interim Bank and under the name "First National Community Bank." The shareholders of the Bank became the shareholders of the Corporation, and the Bank became the wholly-owned subsidiary of the Corporation. Shares were exchanged on a one-for-one basis.
     The Company is a one bank holding company whose principal subsidiary is First National Community Bank. The Company operates 8 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties. At June 30, 1999, the Company had 177 full-time equivalent employees.
     First National Community Bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the Bank changed its name to "First National Community Bank" effective March 1, 1988. The Bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania - the Main Office in Dunmore, the downtown Scranton branch established in 1980, the Dickson City branch opened in December, 1984, the Fashion Mall, Scranton/Carbondale Highway branch opened in July, 1988, the Wilkes-Barre office, at 23 West Market Street, Wilkes-Barre which opened for business on July 30, 1993, the Pittston Plaza Office, which opened on April 10, 1995, at 1700 North Township Boulevard, Pittston, and the Kingston Office, at 754 Wyoming Ave., Kingston, which opened on August 30, 1996. An eighth community office located in Exeter opened for business on November 2, 1998.
     The Bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan and deposit instruments. Additionally, the Bank entered into a partnership with INVEST during 1997 in order to provide alternative products such as mutual funds, bonds, equities and annuities directly from its community offices.
     During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the Bank to manage, operate and liquidate properties acquired through foreclosure.

                                       (7)

Summary:

     Net income for the six months ended June 30, 1999 amounted to $2,950,000, an increase of $349,000 or 13% compared to the same period of the previous year. This increase can be attributed to a $1,051,000 improvement in net interest income and a 9% increase in non-interest income. Earnings from asset sales increased $38,000 due to an increase in the gain on the sale of securities of $162,000. Non-interest expenses increased $696,000, or 16%, over the same period of last year due partially to costs associated with a new community office. Operating income for the same period, after excluding the effect of asset sales and loan loss provisions, increased $384,000 or 11%.

RESULTS OF OPERATIONS Net Interest Income:

     The Company's primary source of revenue is net interest income which totaled $8,580,000 and $7,529,000 for the first six months of 1999 and 1998, respectively. Year to date net interest margins (tax equivalent) decreased from 3.87% in June 1998 to 3.78% for the same period of 1999 comprised of a twenty-seven basis point decrease in the yield earned on earning assets and a twenty-four basis point decrease in the cost of interest-bearing liabilities. Interest rate reductions during the fourth quarter of 1998 have had a more immediate impact on earning assets while deposit repricing occurs gradually.
     Earning assets increased $24 million to $488 million during the first six months of 1999 and now total 96.1% of total assets, equal to the year-end level.






















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

                                                   Six-months ended June 30,
                                                              1999
                                               ---------------------------------
                                                Average                  Yield/
                                                Balance    Interest       Cost
                                               --------    --------       ----
                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (taxable)                               $333,802     $13,824       8.27%
 Loans (tax-free) (1)                            12,759         380       8.99
 Investment securities (taxable)                 98,403       3,129       6.36
 Investment securities (tax-free)(1)             35,952         973       8.20
 Time deposits with banks and
  federal funds sold                              5,634         143       5.07
Total interest-earning assets                   486,550      18,449       7.86%
                                                            -------       ----
Non-interest earning assets                      20,531
                                               --------
  Total Assets                                 $507,081
                                               ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                      $354,647     $ 7,829       4.45%
 Borrowed funds                                  73,105       2,040       5.55
                                               --------     -------       ----
Total interest-bearing liabilities              427,752       9,869       4.64%
                                                            -------       ----
Other liabilities and shareholders' equity       79,329
                                               --------
Total Liabilities and Shareholders' Equity     $507,081
                                               ========

Net interest income/rate spread                               8,580       3.22%

Net yield on average interest-
 earning assets                                                           3.78%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                       114%

(1)Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                                  Six-months ended June 30,
                                                            1998
                                                  -------------------------
                                                 Average                 Yield/
                                                 Balance    Interest      Cost
                                                 -------    --------      ----
                                                      (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans (taxable)                               $ 277,031     $ 11,892     8.58%
 Loans (tax-free) (1)                             14,617          441     9.08
 Investment securities (taxable)                  91,751        3,054     6.66
 Investment securities (tax-free) (1)             29,026          830     8.67
 Time deposits with banks and
  federal funds sold                               7,308          208     5.71
                                                --------      -------     ----
Total interest-earning assets                    419,735       16,425     8.13%
Non-interest earning assets                       16,581
                                                --------
  Total Assets                                  $436,316
                                                ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                        $316,681     $ 7,418     4.72%
 Borrowed funds                                    50,102       1,478     5.90
                                                 --------     -------     ----
Total interest-bearing liabilities                366,783       8,896     4.88%
Other liabilities and shareholders' equity         69,533
                                                 --------
Total Liabilities and Shareholders' Equity       $436,316
                                                 ========

Net interest income/rate spread                                 7,529     3.25%

Net yield on average interest-
 earning assets                                                           3.87%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                       114%


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

                                                 Period Ended June 30,
                                                (Dollars in thousands)
                                                     1999 vs 1998
                                                  Increase (Decrease)
                                               Due to
                                           Rate       Volume            Total
                                          -----       ------            -----
Loans (taxable)                           $(575)      $2,507           $1,932
Loans (tax-free)                             (4)         (56)             (60)
Investment securities (taxable)            (144)         219               75
Investment securities (tax-free)            (56)         198              142
Time deposits with banks and
  federal funds sold                        (19)         (47)             (66)
                                          -----       ------           ------
Total interest income                     $(798)      $2,821           $2,023
                                          -----       ------           ------

Deposits                                  $(414)      $  825           $  411
Borrowed funds                             (116)         678              562
                                          -----       ------           ------
Total interest expense                    $(530)      $1,503           $  973
                                          -----       ------           ------
Net change in net interest income         $(268)      $1,318           $1,050
                                          =====       ======           ======



                                                 Period Ended June 30,
                                                (Dollars in thousands)
                                                     1998 vs 1997
                                                  Increase (Decrease)
                                               Due to
                                          Rate        Volume            Total
                                         -----        ------          -------
Loans (taxable)                          $ (95)       $  793          $   698
Loans (tax-free)                           (15)           62               47
Investment securities (taxable)           (140)          922              782
Investment securities (tax-free)           (12)           29               17
Time deposits with banks
 and  federal funds sold                     5            36               41
                                         -----        ------           ------
Total interest income                    $(257)       $1,842           $1,585
                                         -----        ------           ------

Deposits                                 $  97        $  476           $  573
Borrowed funds                             (55)          616              561
                                         -----        ------           ------
Total interest expense                   $  42        $1,092           $1,134
                                         -----        ------           ------
Net change in net interest income        $(299)       $  750           $  451
                                         =====        ======           ======





                                      (11)

Non-Interest Income and Expenses:

     Non-interest income in the first six months of 1999 increased $67,000 in comparison to the same period of 1998. The majority of this increase can be attributed to the $162,000 increase in the gain on the sale of securities, offset by a decrease in the gain on the sale of loans of $86,000.
     Excluding income from asset sales, non-interest income increased $29,000 or 5%, during the first six months of 1999 as compared to the same period of last year. Income from service charges on deposits increased $7,000, or 2%, in comparison to the same period of last year while other fee income increased $22,000, or 13%. Loan servicing fees and investment brokerage income comprise the majority of this increase.
     Non-interest expense increased $696,000 or 16% for the period ended June 30, 1999 compared to the same period of the previous year. Salaries and Benefits costs account for most of the increase, adding $342,000, or 15% in comparison to the first six months of 1998. Other operating expenses increased $220,000, or 15%. A new branch office which opened in the fourth quarter of 1998 contributed to the increase.

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

Provision for Income Taxes:
     The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                      1999          1998
                                                     ------        ------
Provision at statutory rate                          $1,330        $1,179
Add (Deduct):
  Tax effect of non-taxable interest income            (460)         (432)
  Non-deductible interest expense                        64            61
  Other items, net                                        6            59
                                                     ------        ------
Income tax expense                                   $  940        $  867
                                                     ======        ======









                                      (12)

Securities:
     Carrying amounts and approximate fair value of investment securities are summarized as follows:
                                   June 30, 1999            December 31, 1998
                               ---------------------      ----------------------
                               Carrying       Fair        Carrying        Fair
                                Amount        Value        Amount         Value
                               --------      ------       --------        -----
                                          (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies           $ 13,840         $ 13,790   $  13,109    $ 13,111
Obligations of state &
 political subdivisions          37,711           37,581      33,671      33,671
Mortgage-backed securities       74,201           74,201      77,590      77,590
Corporate debt securities           952              952         992         992
Equity securities                 7,741            7,741       6,468       6,468
                               --------         --------    --------    --------
   Total                       $134,445         $134,265    $131,830    $131,832
                               ========         ========    ========    ========

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 1999 of the Company's Investment Securities classified as available-for-sale:

                                                June 30, 1999
                                            (Dollars in thousands)
                                               Gross          Gross
                                             Unrealized    Unrealized
                                Amortized     Holding        Holding      Fair
                                   Cost        Gains          Losses     Value
                                ---------     -------       ---------    ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:            $ 13,263        $  1         $  422   $ 12,842
Obligations of state and
 political subdivisions:           37,098         538          1,059     36,577
Mortgage-backed securities:        76,850          54          2,703     74,201
Corporate debt securities:          1,001           0             49        952
Equity securities:                  7,741           0              0      7,741
                                 --------        ----         ------   --------
  Total                          $135,953        $593         $4,233   $132,313
                                 ========        ====         ======   ========










                                      (13)

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 1999 of the Company's Investment Securities classified as held-to-maturity:

                                             June 30, 1999
                                        (Dollars in thousands)
                                                Gross        Gross
                                              Unrealized   Unrealized
                                 Amortized      Holding      Holding      Fair
                                   Cost          Gains        Losses      Value
                                 ---------    ----------   ----------    ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:              $  998        $   0         $  49     $  949
Obligations of state and
 political subdivisions:            1,134            0           131      1,003
Mortgage-backed securities:             0            0             0          0
Corporate debt securities:              0            0             0          0
Equity securities:                      0            0             0          0
                                   ------        -----          ----     ------
  Total                            $2,132        $   0          $180     $1,952
                                   ======        =====          ====     ======

     The following table shows the amortized cost and approximate fair value of the Company's debt securities at June 30, 1999 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               Available-for-sale           Held-to-maturity
                             Amortized        Fair      Amortized         Fair
                                Cost         Value        Cost            Value
                            (Dollars in Thousands)      (Dollars in Thousands)
Amounts maturing in:
 One year or less             $  1,001     $  1,001       $   0         $    0
 After one year through
  five years                     3,377        3,402           0              0
 After five years through
  ten years                     13,698       13,258           0              0
 After ten years                33,286       30,758       2,132          1,952
 Mortgage-backed securities     76,850       74,201           0              0
                              --------     --------      ------         ------
Total                         $128,212     $124,572      $2,132         $1,952
                              ========     ========      ======         ======

     Gross proceeds from the sale of investment securities for the periods ended June 30, 1999 and 1998 were $18,259,633 and $10,637,449 respectively with the gross realized gains being $219,060 and $76,209 respectively, and gross realized losses being $5,869 and $24,952, respectively.
     At June 30, 1999 and 1998, investment securities with a carrying amount of $78,445,710 and $49,657,797 respectively, were pledged as collateral to secure public deposits and for other purposes.


                                      (14)

Loans:
     The  following  table  sets  forth  detailed  information   concerning  the
composition of the Company's loan portfolio as of the dates specified:

                                   June 30, 1999            December 31, 1998
                                 ----------------         ----------------------
                                  Amount       %         Amount           %
                                 --------   ------      --------       -----
                                         (Dollars in thousands)

Commercial & Financial           $ 65,073    18.7       $ 49,796         15.1
Real Estate Construction            3,156     0.9          2,350          0.7
Real Estate Mortgage              219,573    62.9        209,204         63.6
Installment Loans to Individuals   53,135    15.2         58,799         17.9
Other Loans                         8,051     2.3          8,748          2.7
 Less: Unearned Discount               (2)    0.0             (4)         0.0
                                 --------   -----       --------        -----
Total Gross Loans                $348,986   100.0       $328,893        100.0
                                            -----                       -----
 Less: Allow. for Loan Losses      (4,529)                (4,283)
                                 --------               --------
Net Loans                        $344,457               $324,610
                                 ========               ========

     The following table sets forth certain information with respect to the Company's allowance for loan losses and charge-offs:

                                               Period Ended
                                        June 30,          Dec 31,
                                         1999              1998
                                        -------           -------
                                         (Dollars in thousands)

Balance, January 1                      $4,283             $3,623
Recoveries Credited                        161                 47
Losses Charged                             275                307
Provision for Loan Losses                  360                920
                                        ------             ------
Balance at End of Period                $4,529             $4,283
                                        ======             ======












                                      (15)

     The following table presents information about the Company's non-performing assets for the periods indicated:

                                   June 30, 1999             Dec 31, 1998
                                   -------------             ------------
                                           (Dollars in thousands)

Nonaccrual loans                      $ 1,086                   $   845
Loans past due 90 days or more
 and still accruing                       452                       452
                                      -------                    ------
  Total non-performing loans            1,538                     1,297
                                      -------                    ------
Other Real Estate Owned                     0                         0
                                      -------                    ------
  Total non-performing assets         $ 1,538                    $1,297
                                      =======                    ======

                                    June 30, 1999             Dec 31, 1998
Non-performing loans as a
  percentage of gross loans              0.4%                      0.4%
                                       ======                    ======

Non-performing assets as a
  percentage of total assets             0.3%                      0.3%
                                       ======                    ======

     Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. The increase recorded in 1999 can be attributed primarily to three credits which are substantially secured by real estate.
     Other real estate consists of property acquired through foreclosure. The property is carried at the lower of cost or the estimated fair value based on an independent appraisal.


Provision for Credit Losses:

     The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first half of 1999 and 1998, respectively. The ratio of the loan loss reserve to total loans at June 30, 1999 and 1998 was 1.30% and 1.19%, respectively.


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

Liquidity

     The term "liquidity" refers to the ability of the Company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the Bank's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.
     The short-term liquidity position of the Company is strong as evidenced by $12,205,000 in cash and due from banks and $2,280,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $13,489,000 or 10% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $15,000,000.



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

Capital Management
     A strong capital base is essential to the continued growth and profitability of the Company and in that regard the maintenance of appropriate levels of capital is a management priority. The Company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 13 to the financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.
     Total stockholders' equity decreased $829,000 or 2.4% during the first half of 1999 comprised of an increase in retained earnings in the amount of $2,230,000 after paying cash dividends and $135,000 from stock issued through Dividend Reinvestment offset by a $3,194,000 decrease in the market value of our securities available-for-sale. During the same period of 1998, total stockholders' equity increased $1,971,000, or 6.2%, comprised of an increase in retained earnings of $1,953,000, after paying cash dividends and an $18,000 increase in the market value of our securities available-for-sale. The total dividend payout during the first six months of 1999 and 1998 represents $.30 per share and $.27 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $2,365,000 and $1,953,000, respectively.
     The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 1999, First National Community Bank met all capital requirements with a leverage ratio of 7.00% and core capital and total risk-based capital ratios of 9.89% and 11.14%, respectively.



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

Item 2 - Changes in Securities
             None

Item 3 - Defaults upon Senior Securities
             None

Item 4 - Submission of Matters to a Vote of Security Holders
     The 1999 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 19, 1999 at the Company's Administrative Office, 102 East Drinker Street, Dunmore, Pennsylvania, for the purpose of electing four Class A directors to serve for a three-year term and until their successors are elected and have qualified. The following Class A directors were elected to serve until 2002:

             Michael J. Cestone, Jr.
             Louis A. DeNaples
             Joseph J. Gentile
             Joseph O. Haggerty

Item 5 - Other Information
             None

Item 6 - Exhibits and Reports on Form 8 - K
             None




                                      (20)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date:    July 26, 1999                             /s/ J. David Lombardi
         -------------                             ----------------------
                                                   J. David Lombardi, President/
                                                   Chief Executive Officer


Date:    July 26, 1999                             /s/ William Lance
         -------------                             ----------------------
                                                   William Lance, Treasurer/
                                                   Principal Financial Officer


























                                      (21)