Form 10-Q
period 1999-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 1999-11-08
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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

                                2,407,690 shares
                        (Outstanding at November 4, 1999)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                        Page No.
Part I - Consolidated Financial Statements

  Item 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
            September 30, 1999 and December 31, 1998                         1

           Consolidated Statements of Income
            Three Months Ended September 30, 1999 and 1998
            YTD Ended September 30, 1999 and 1998                            2

           Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1999 and 1998                  3-4

           Consolidated Statements of Changes in Stockholders' Equity
            Nine Months Ended September 30, 1999                             5

           Notes to Consolidated Financial Statements                        6

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     7-22

Part II - Other Information:                                                22

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                  23

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                    Sept. 30,          Dec. 31,
                                                      1999              1998
                                                    ---------          -------
                                                   (UNAUDITED)        (AUDITED)

ASSETS
Cash and cash equivalents:
  Cash and due from banks                            $ 12,587          $ 10,027
  Federal funds sold                                        0             3,400
                                                     --------          --------
    Total cash and cash equivalents                    12,587            13,427
Interest-bearing balances with financial institutions   2,774             2,478
Securities:
  Available-for-sale, at fair value                   132,684           124,661
  Held-to-maturity, at cost
   (fair value $1,873 on Sept. 30, 1999 and
   $714 on December 31, 1998)                           2,166               711
  Federal Reserve Bank and FHLB stock, at cost          7,936             6,458
Net loans                                             358,316           324,610
Bank premises and equipment                             4,960             4,812
Other assets                                           10,680             6,228
                                                     --------          --------
    Total Assets                                     $532,103          $483,385
                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand - non-interest bearing                      $ 41,503          $ 39,427
  Interest bearing demand                              62,056            51,240
  Savings                                              46,884            42,017
  Time ($100,000 and over)                             74,351            69,341
  Other time                                          184,549           178,014
                                                     --------          --------
   Total deposits                                     409,343           380,039
Borrowed funds                                         84,362            65,175
Other liabilities                                       4,211             3,492
                                                     --------          --------
    Total Liabilities                                $497,916          $448,706
                                                     --------          --------
Shareholders' equity:
Common Stock, $1.25 par value,
 authorized 5,000,000 shares;
 2,407,690 shares issued and outstanding
 at September  30, 1999 and 2,398,360 shares
 issued and outstanding at December 31, 1998         $  3,010          $  2,998
Additional Paid-in Capital                              6,619             6,267
Retained Earnings                                      27,821            24,623
Accumulated Other Comprehensive Income                 (3,263)              791
                                                     --------          --------
    Total shareholders' equity                       $ 34,187          $ 34,679
                                                     --------          --------
    Total Liabilities and Shareholders' Equity       $532,103          $483,385
                                                     ========          ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                    Three Months Ending       Year-to-Date
                                   ---------------------    -------------------
                                   Sept. 30,   Sept. 30,    Sept. 30,  Sept. 30,
                                     1999        1998         1999       1998
                                   --------    --------     --------   -------

Interest Income:
Loans                               $ 7,287    $ 6,548      $ 21,492    $18,881
Balances with banks                      36         51           103        137
Investments                           2,122      2,018         6,223      5,902
Federal Funds Sold                       22         87            98        210
                                    -------    -------      --------    -------
   Total interest income              9,467      8,704        27,916     25,130
                                    -------    -------      --------    -------

Interest Expense:
Deposits                              3,955      3,900        11,784     11,318
Borrowed Funds                        1,028        832         3,068      2,310
                                    -------    -------      --------    -------
   Total interest expense             4,983      4,732        14,852     13,628
                                    -------    -------      --------    -------

Net Interest Income
  before Loan Loss Provision          4,484      3,972        13,064     11,502

Provision for loan losses               180        180           540        540
                                    -------    -------      --------    -------
  Net interest income                 4,304      3,792        12,524     10,962
                                    -------    -------      --------    -------
Other Income:
Service charges on deposits             220        204           618        595
Other Income                             97        134           292        308
Gain (Loss) on sale of:
  Securities                            (16)        77           197        128
  Loans                                   3         35            47        165
  Other Assets                            0          0             0         38
                                    -------    -------      --------    -------
   Total other income                   304        450         1,154      1,234
                                    -------    -------      --------    -------

Other expenses:
Salaries & benefits                   1,418      1,224         4,063      3,527
Occupancy & equipment                   464        373         1,331      1,108
Other                                   895        829         2,563      2,277
                                    -------    -------      --------    -------
   Total other expenses               2,777      2,426         7,957      6,912
                                    -------    -------      --------    -------

Income before income taxes            1,831      1,816         5,721      5,284
Income tax expense                      454        430         1,394      1,298
                                    -------    -------       -------    -------
   NET INCOME                       $ 1,377    $ 1,386       $ 4,327    $ 3,986
                                    =======    =======       =======    =======

Earnings per share (1)              $  0.57    $  0.58       $  1.80    $  1.66
                                    =======    =======       =======    =======
Weighted average number
   of shares (1)                  2,402,809  2,398,360     2,399,872  2,398,360
                                  =========  =========     =========  =========

(1) Per share data reflects the retroactive effect of the 100% stock dividend issued August 31, 1998.


                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                   Sept. 30,     Sept. 30,
                                                     1999          1998
                                                   --------      --------
                                                    (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
  Interest Received                                $ 27,416       $ 25,457
  Fees & Commissions Received                           910          1,068
  Interest Paid                                     (14,894)       (13,580)
  Income Taxes Paid                                  (1,498)        (1,417)
  Cash Paid to Suppliers & Employees                 (8,406)        (6,278)
                                                   --------       --------
Net Cash Provided (Used) by Operating
  Activities                                       $  3,528       $  5,250
                                                   --------       --------

Cash Flows from Investing Activities:
  Securities available for sale:
    Proceeds from Maturities                        $ 1,500        $ 1,000
    Proceeds from Sales prior to maturity            20,306         13,696
    Proceeds from Calls prior to maturity            15,117         37,417
    Purchases                                       (52,421)       (65,364)
  Securities held to maturity:
    Proceeds from Calls prior to maturity               249            257
    Purchases                                        (1,622)          (231)
  Net (Increase) Decrease in Interest-Bearing
    Bank Balances                                      (296)        (1,477)
  Net (Increase) Decrease in Loans to Customers     (34,199)       (27,663)
  Capital Expenditures                                 (728)          (811)
                                                   --------       --------
Net Cash Provided (Used) by Investing
 Activities                                        $(52,094)      $(43,176)
                                                   --------       --------

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits,
 Money Market Demand, NOW Accounts,
 and Savings Accounts                              $ 17,727        $ 3,611
Net Increase in Certificates of Deposit              11,545         14,237
Net Increase in Borrowed Funds                       19,186         17,669
Repayment of Long-Term Debt                               -           (851)
Net Proceeds from Issuance of Common Stock
 Through Dividend Reinvestment                          364              0
Dividends Paid                                       (1,128)        (1,007)
                                                   --------        -------
Net Cash Provided (Used) by Financing
 Activities                                        $ 47,694        $33,659
                                                   --------        -------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                    $ (872)       $(4,267)
Cash & Cash Equivalents at Beginning of Year       $ 13,459        $14,681
                                                   --------        -------
CASH & CASH EQUIVALENTS AT END OF PERIOD           $ 12,587        $10,414
                                                   ========        =======

                                   (Continued)

                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                      1999          1998
                                                    --------      --------
                                                    (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                          $ 4,327        $ 3,986
                                                    -------        -------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
    Amortization (Accretion), Net                       (31)           163
    Depreciation                                        581            478
    Provision for Probable Credit Losses                540            540
    Provision for Deferred Taxes                          -              -
    Gain on Sale of Investment Securities              (197)          (128)
    Gain on Sale of Other Assets                        (47)           (38)
    Increase (Decrease) in Taxes Payable               (104)          (120)
    Decrease (Increase) in Interest Receivable         (469)           164
    Increase (Decrease) in Interest Payable             (42)            48
    Decrease (Increase) in Prepaid Expenses
     and Other Assets                                (1,895)          (518)
    Increase (Decrease) in Accrued Expenses
     and Other Liabilities                              865            675
                                                    -------        -------
Total Adjustments                                   $  (799)       $ 1,264
                                                    -------        -------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                        $ 3,528        $ 5,250
                                                    =======        =======











                        See notes to financial statements
                                       (4)



             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 1999
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                                       ACCUM
                                                                                                      -ULATED
                                                                                                       OTHER
                                          COMP-                                                        COMP-
                                          REHEN-                              ADD'L                    REHEN-
                                           SIVE          COMMON STOCK        PAID-IN     RETAINED       SIVE
                                          INCOME      SHARES     AMOUNT      CAPITAL     EARNINGS      INCOME      TOTAL
                                          ------    ---------  ---------     -------    ----------    --------    -------

BALANCES, DECEMBER 31, 1998                            2,398     $2,998       $6,267      $24,623       $ 791     $34,679
    Comprehensive Income:
       Net income for the period           4,327                                            4,327                   4,327
       Other comprehensive income, net
       of tax:
          Unrealized loss on securities
          available-for-sale, net of
          deferred income tax benefit
          of $2,089                       (3,857)
          Reclassification adjustment       (197)
                                         -------
       Total other comprehensive
       income, net of tax                 (4,054)                                                      (4,054)     (4,054)
                                         -------
    Comprehensive Income                     273
    Issuance of 3,422 shares of Common
       Stock through Dividend
       Reinvestment                                        9         12          352                                  364
    Cash dividends paid, $0.47 per share                                                   (1,129)                 (1,129)
                                                     -------     ------       ------      -------     -------     -------
BALANCES, SEPTEMBER 30, 1999                           2,407     $3,010       $6,619      $27,821     $(3,263)    $34,187
                                                     =======     ======       ======      =======     =======     =======














                                       (5)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.
  These interim  financial  statements  should  be read in conjunction  with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 1998.
(2)Earnings per share were calculated by dividing the net income of the Company by the weighted average number of shares of common stock outstanding of 2,399,872 and 2,398,360 for the periods ending September 30, 1999 and 1998, respectively.
(3) The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
     115), as of December 31, 1993. Adoption of SFAS 115 is required for fiscal years beginning after December 15, 1993, with earlier adoption permitted. The adoption of this standard resulted in a decrease in the carrying value of "Securities Available-For-Sale" of $4,943,816 at September 30, 1999, offset by a decrease in Retained Earnings of $3,262,919 and the related deferred tax impact of $1,680,897.
(4) During June 1997, Financial Accounting Standards Boards issued FASB 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for all public entities to report financial and descriptive information about its reportable operating segments, and certain other enterprise-wide information relative to its products and service, geographic area, and major customers. FASB 131 initially applies to annual financial statements with years beginning after December 15, 1997. However, it is the opinion of management that there is no future impact from this accounting standard since the Company's organizational structure does not consist of separately identifiable reportable operating segments.
(5)  In  1998,  the  Company   adopted  FASB   Statement  No.  130,   "Reporting
     Comprehensive   Income."  Statement  No.  130  requires  the  reporting  of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
  Reclassifications have been made to the prior period financial statements for comparative purposes as are requested by FASB Statement No. 130.




                                       (6)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "Company") provides a comparison of the performance of the Company for the periods ended September 30, 1999 and 1998. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

Background

     On July 1, 1998, First National Community Bancorp, Inc. (the "Company") became the holding company for First National Community Bank, a national banking association (the "Bank"). Pursuant to the terms of the Plan of Reorganization, dated as of March 13, 1997, among the Corporation, the Bank and First National Community Interim Bank (the "Interim Bank"), a national banking association and a wholly-owned subsidiary of the Corporation, the Bank merged with, into the Interim Bank, under the charter of the Interim Bank and under the name "First National Community Bank." The shareholders of the Bank became the shareholders of the Corporation, and the Bank became the wholly-owned subsidiary of the Corporation. Shares were exchanged on a one-for-one basis.
     The Company is a one bank holding company whose principal subsidiary is First National Community Bank. The Company operates 8 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties. At September 30, 1999, the Company had 165 full-time equivalent employees.
         First National Community Bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the Bank changed its name to "First National Community Bank" effective March 1, 1988. The Bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania - the Main Office in Dunmore, the downtown Scranton branch established in 1980, the Dickson City branch opened in December, 1984, the Fashion Mall, Scranton/Carbondale Highway branch opened in July, 1988, the Wilkes-Barre office, at 23 West Market Street, Wilkes-Barre which opened for business on July 30, 1993, the Pittston Plaza Office, which opened on April 10, 1995, at 1700 North Township Boulevard, Pittston, and the Kingston Office, at 754 Wyoming Ave., Kingston, which opened on August 30, 1996. An eighth community office located in Exeter opened for business on November 2, 1998.
         The Bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan and deposit instruments. Additionally, the Bank entered into a partnership with INVEST during 1997 in order to provide alternative products such as mutual funds, bonds, equities and annuities directly from its community offices.
     During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the Bank to manage, operate and liquidate properties acquired through foreclosure.



                                       (7)

Summary:

     Net income for the nine months ended September 30, 1999 amounted to $4,327,000, an increase of $341,000 or 9% compared to the same period of the previous year. This increase can be attributed to a $1,562,000 improvement in net interest income. Earnings from asset sales decreased $87,000 due to a decrease in the gain on the sale of loans of $118,000. Non-interest expenses increased $1,045,000, or 15%, over the same period of last year due partially to costs associated with a new community office. Operating income for the same period, after excluding the effect of asset sales and loan loss provisions, increased $428,000 or 10%.

RESULTS OF OPERATIONS Net Interest Income:

     The Company's primary source of revenue is net interest income which totaled $13,064,000 and $11,502,000 for the first nine months of 1999 and 1998, respectively. Year to date net interest margins (tax equivalent) decreased from 3.85% in September 1998 to 3.80% for the same period of 1999 comprised of a twenty-six basis point decrease in the yield earned on earning assets and a twenty-seven basis point decrease in the cost of interest-bearing liabilities. Interest rate reductions during the fourth quarter of 1998 had a more immediate impact on earning assets while deposit repricing occurs gradually. Rate increases during the third quarter of 1999 have had a positive impact on margins to date.
     Earning assets increased $48 million to $512 million during the first nine months of 1999 and now total 96.3% of total assets, a slight increase from the year-end level of 96.1%.






















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

                                           Nine-months ended September 30,
                                                        1999
                                           Average                      Yield/
                                           Balance      Interest         Cost
                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
  Loans (taxable)                         $337,998      $20,980          8.23%
  Loans (tax-free) (1)                      11,140          512          9.19
  Investment securities (taxable)           98,728        4,740          6.40
  Investment securities (tax-free)(1)       36,728        1,483          8.16
  Time deposits with banks and
   federal funds sold                        5,162          201          5.17
                                          --------      -------          ----
Total interest-earning assets              489,756       27,916          7.84%
                                                        -------          ----
Non-interest earning assets                 20,511
                                          --------
     Total Assets                         $510,267
                                          ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  Deposits                                $357,434      $11,784          4.41%
  Borrowed funds                            72,778        3,068          5.56
                                          --------      -------          ----
Total interest-bearing liabilities         430,212       14,852          4.60%
                                                        -------          ----

Other liabilities and shareholders' equity  80,055
                                          --------
     Total Liabilities and
      Shareholders' Equity                $510,267
                                          ========

Net interest income/rate spread                         $13,064          3.24%

Net yield on average interest-
  earning assets                                                         3.80%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                                     114%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                            Nine-months ended September 30,
                                                         1998
                                            Average                    Yield/
                                            Balance     Interest        Cost
                                                  (Dollars in thousands)

Assets:
Interest-earning assets:
  Loans (taxable)                          $283,432     $ 18,295         8.56%
  Loans (tax-free) (1)                       12,625          586         9.27
  Investment securities (taxable)            93,628        4,636         6.60
  Investment securities (tax-free) (1)       29,709        1,266         8.61
  Time deposits with banks and
   federal funds sold                         8,006          345         5.71
                                           --------     --------         ----
Total interest-earning assets               427,400       25,128         8.10%
                                           --------     --------         ----
Non-interest earning assets                  17,068
                                           --------
     Total Assets                          $444,468
                                           ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  Deposits                                 $321,355      $11,318         4.76%
  Borrowed funds                             52,125        2,306         5.83
                                           --------      -------         ----
Total interest-bearing liabilities          373,480       13,624         4.87%
                                                         -------         ----
Other liabilities and shareholders' equity   70,988
                                           --------
Total Liabilities and
  Shareholders' Equity                     $444,468
                                           ========

Net interest income/rate spread                          $11,504         3.23%

Net yield on average interest-
  earning assets                                                         3.85%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                                     114%


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

                                                    Period Ended Sept 30,
                                                   (Dollars in thousands)
                                                         1999 vs 1998
                                            -----------------------------------
                                              Increase (Decrease)
                                                    Due to
                                            ---------------------
                                              Rate         Volume        Total
                                            -------       -------       -------
Loans (taxable)                             $  (895)       $3,579       $2,684
Loans (tax-free)                                 (4)          (69)         (73)
Investment securities (taxable)                 (82)          299          217
Investment securities (tax-free)               (149)          253          104
Time deposits with banks and federal
 funds sold                                     (23)         (121)        (144)
                                            -------        ------       ------
Total interest income                       $(1,153)       $3,941       $2,788
                                            -------        ------       ------

Deposits                                    $  (689)       $1,155       $  466
Borrowed funds                                 (152)          914          762
                                            -------        ------       ------
Total interest expense                      $  (841)       $2,069       $1,228
                                            -------        ------       ------
Net change in net interest income           $  (312)       $1,872       $1,560
                                            =======        ======       ======



                                                    Period Ended Sept 30,
                                                   (Dollars in thousands)
                                                         1998 vs 1997
                                            -----------------------------------
                                              Increase (Decrease)
                                                    Due to
                                            ----------------------
                                              Rate          Volume       Total
                                            -------         ------      -------
Loans (taxable)                               $(221)        $1,490      $1,269
Loans (tax-free)                                (13)            31          18
Investment securities (taxable)                (244)         1,168         924
Investment securities (tax-free)                (30)           103          73
Time deposits with banks and
 federal funds sold                               5             24          29
                                            -------         ------      ------
Total interest income                         $(503)        $2,816      $2,313
                                            -------         ------      ------

Deposits                                      $  80         $  732      $  812
Borrowed funds                                  (86)           880         794
                                            -------         ------      ------
Total interest expense                        $  (6)        $1,612      $1,606
                                            -------         ------      ------
Net change in net interest income             $(497)        $1,204      $  707
                                            =======         ======      ======





                                      (11)

Other Income and Expenses:

     Other income in the first nine months of 1999 decreased $80,000 in comparison to the same period of 1998. This decrease can be attributed to the $118,000 decrease in the gain on the sale of loans, offset partially by an increase in the gain on the sale of securities of $69,000.
     Excluding income from asset sales, other income increased $7,000 or 1%, during the first nine months of 1999 as compared to the same period of last year. Income from service charges on deposits increased $23,000, or 4%, in comparison to the same period of last year while other fee income decreased $16,000, or 5%.
     Other expenses increased $1,045,000 or 15% for the period ended September 30, 1999 compared to the same period of the previous year. Salaries and Benefits costs account for a majority of the increase, adding $536,000, or 15% in comparison to the first nine months of 1998. Other operating expenses increased $286,000, or 13%. A new branch office which opened in the fourth quarter of 1998 contributed to the increase.

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

Provision for Income Taxes:
     The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                     1999          1998
                                                    ------        ------
Provision at statutory rate                         $1,970        $1,798
Add (Deduct):
Tax effect of non-taxable interest income             (678)         (629)
Non-deductible interest expense                         94            88
Other items, net                                         8            41
                                                    ------        ------
Income tax expense                                  $1,394        $1,298
                                                    ======        ======










                                      (12)

Securities:
     Carrying amounts and approximate fair value of investment securities are summarized as follows:

                                    September 30, 1999      December 31, 1998
                                   --------------------    -------------------
                                   Carrying        Fair    Carrying       Fair
                                    Amount        Value     Amount       Value
                                   --------     -------    --------    -------
                                            (Dollars in thousands)
U.S. Treasury securities and
  obligations of U.S.
  government agencies              $ 15,320    $ 15,219    $ 13,109    $ 13,111
Obligations of state &
  political subdivisions             37,664      37,472      33,671      33,671
Mortgage-backed securities           80,906      80,906      77,590      77,590
Corporate debt securities               950         950         992         992
Equity securities                     7,946       7,946       6,468       6,468
                                   --------    --------    --------    --------
    Total                          $142,786    $142,493    $131,830    $131,832
                                   ========    ========    ========    ========

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 1999 of the Company's Investment Securities classified as available-for-sale:

                                               September 30, 1999
                                ------------------------------------------------
                                              (Dollars in thousands)
                                                Gross        Gross
                                             Unrealized    Unrealized
                                 Amortized     Holding       Holding      Fair
                                   Cost         Gains         Losses      Value
                                 ---------   ----------   -----------    ------
U.S. Treasury securities and
  obligations of U.S.
  government agencies:            $ 14,762         $ 0        $ 460    $ 14,302
Obligations of state and
  political subdivisions            37,800         434        1,718      36,516
Mortgage-backed securities:         84,054           3        3,151      80,906
Corporate debt securities:           1,001           0           51         950
Equity securities:                   7,946           0            0       7,946
                                  --------        ----       ------    --------
Total                             $145,563        $437       $5,380    $140,620
                                  ========        ====       ======    ========










                                      (13)

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 1999 of the Company's Investment Securities classified as held-to-maturity:

                                               September 30, 1999
                                   --------------------------------------------
                                              (Dollars in thousands)
                                                  Gross        Gross
                                               Unrealized   Unrealized
                                   Amortized     Holding      Holding     Fair
                                      Cost        Gains        Losses     Value
                                   ---------   ----------   ----------   ------
U.S. Treasury securities and
  obligations of U.S.
  government agencies:                $1,018        $ 0         $ 101     $ 917
Obligations of state and
  political subdivisions:              1,148          0           192       956
Mortgage-backed securities:                0          0             0         0
Corporate debt securities:                 0          0             0         0
Equity securities:                         0          0             0         0
                                      ------        ---          ----    ------
     Total                            $2,166        $ 0          $293    $1,873
                                      ======        ===          ====    ======

     The following table shows the amortized cost and approximate fair value of the Company's debt securities at September 30, 1999 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            Available-for-sale               Held-to-maturity
                           --------------------            --------------------
                           Amortized       Fair            Amortized       Fair
                              Cost        Value               Cost        Value
                           ---------     ------            ---------      -----
                          (Dollars in Thousands)          (Dollars in Thousands)
Amounts maturing in:
One year or less              $ 501       $ 500               $ 0          $ 0
After one year through
five years                    4,237       4,281                 0            0
After five years through
ten years                    14,566      14,518                 0            0
After ten years              34,260      32,469             2,166        1,873
Mortgage-backed securities   84,054      80,906                 0            0
                           --------    --------            ------       ------
  Total                    $137,618    $132,674            $2,166       $1,873
                           ========    ========            ======       ======

     Gross proceeds from the sale of investment securities for the periods ended September 30, 1999 and 1998 were $20,305,784 and $13,695,910 respectively with the gross realized gains being $253,641 and $153,290 respectively, and gross realized losses being $56,982 and $24,952, respectively.
     At September 30, 1999 and 1998, investment securities with a carrying amount of $83,051,488 and $59,131,509 respectively, were pledged as collateral to secure public deposits and for other purposes.


                                      (14)

Loans:
     The  following  table  sets  forth  detailed  information   concerning  the
composition of the Company's loan portfolio as of the dates specified:

                                      Sept 30, 1999          December 31, 1998
                                    ------------------      -------------------
                                     Amount        %        Amount         %
                                    -------      -----      ------        -----
                                            (Dollars in thousands)

Commercial & Industrial             $ 62,209     17.2      $ 49,796        15.1
Real Estate                          227,789     62.8       211,554        64.3
Installment                           64,633     17.8        58,799        17.9
Other Loans                            7,979      2.2         8,748         2.7
Less: Unearned Discount                   (2)     0.0            (4)        0.0
                                    --------    -----      --------       -----
Total Gross Loans                   $362,608    100.0      $328,893       100.0
                                                -----                     -----
Less: Allow. for Loan Losses          (4,292)                (4,283)
                                    --------               --------
Net Loans                           $358,316               $324,610
                                    ========               ========

     The following table sets forth certain information with respect to the Company's allowance for loan losses and charge-offs:

                                              Period Ended
                                     ---------------------------------
                                      Sept 30,                 Dec 31,
                                       1999                     1998
                                     ---------                --------
                                          (Dollars in thousands)

Balance, January 1                     $4,283                   $3,623
Recoveries Credited                       203                       47
Losses Charged                            734                      307
Provision for Loan Losses                 540                      920
                                       ------                   ------
Balance at End of Period               $4,292                   $4,283
                                       ======                   ======












                                      (15)

     The following table presents information about the Company's non-performing assets for the periods indicated:

                                      Sept 30, 1999            Dec 31, 1998
                                      -------------            ------------
                                              (Dollars in thousands)

Nonaccrual loans                         $  678                   $  845
Loans past due 90 days or more
 and still accruing                         503                      452
                                         ------                   ------
Total non-performing loans                1,181                    1,297
Other Real Estate Owned                       0                        0
                                         ------                   ------
Total non-performing assets              $1,181                   $1,297
                                         ======                   ======

                                       Sept 30, 1999           Dec 31, 1998
                                       -------------           ------------
Non-performing loans as a
percentage of gross loans                  0.3%                     0.4%
                                           ====                     ====

Non-performing assets as a
percentage of total assets                 0.2%                     0.3%
                                           ====                     ====

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


Provision for Credit Losses:

     The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first nine months of 1999 and 1998, respectively. The ratio of the loan loss reserve to total loans at September 30, 1999 and 1998 was 1.18% and 1.28%, respectively.


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

Liquidity

     The term "liquidity" refers to the ability of the Company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the Bank's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.
     The short-term liquidity position of the Company is strong as evidenced by $12,587,000 in cash and due from banks and $2,774,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $7,000,000 or 5% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $9,000,000.



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

Capital Management
     A strong capital base is essential to the continued growth and profitability of the Company and in that regard the maintenance of appropriate levels of capital is a management priority. The Company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 13 to the financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.
     Total stockholders' equity decreased $492,000 or 1.4% during the first nine months of 1999 comprised of an increase in retained earnings in the amount of $3,198,000 after paying cash dividends and $364,000 from stock issued through Dividend Reinvestment offset by a $4,054,000 decrease in the market value of our securities available-for-sale. During the same period of 1998, total stockholders' equity increased $3,262,000, or 10.3%, comprised of an increase in retained earnings of $2,979,000, after paying cash dividends and a $283,000 increase in the market value of our securities available-for-sale. The total dividend payout during the first nine months of 1999 and 1998 represents $.47 per share and $.42 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $3,562,000 and $2,979,000, respectively.
     The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 1999, First National Community Bank met all capital requirements with a leverage ratio of 7.20% and core capital and total risk-based capital ratios of 9.83% and 10.96%, respectively.


YEAR 2000 COMPLIANCE:  MANAGEMENT INFORMATION SYSTEMS

     The Company is currently working to address the potential impact of the Year 2000 issue on the processing of date sensitive information. The Year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. In order to address the issues, the Company is utilizing both internal and external resources to identify and modify where necessary to ensure Year 2000 compliance.
                                      (18)

         The Company has determined the need to involve officers and employees from various areas in our Year 2000 project. To this end, a Year 2000 Operations Committee has been formed to provide the manpower and knowledge to tackle the Year 2000 project. This committee consists of officers and employees from every area in order to ensure that all mission-critical systems and applications are identified and tested for Year 2000 compliance. We believe that the risk lies in the fact that if our customers and suppliers are not Year 2000 compliant, it can cause our plan to fail.

         In addition, an Executive Committee has been formed that consists of Senior Management and the Year 2000 project managers. This committee will review all aspects of the Company's Year 2000 project efforts to ensure that the century date change is a smooth process. The Executive Committee also will ensure that adequate resources are provided to assist in managing the Year 2000 project, provide guidance to the Operations Committee in its Year 2000 efforts, and report to the Board of Directors regarding the status and any problems encountered during the course of the Year 2000 project.

         In addition to these committees, computer consultants to the banking industry were contracted to independently verify and validate the Company's Year 2000 readiness program. In anticipation of what has been described as one of the most monumental and critical project activities of all time, the consultants performed an independent assessment of the Company's Year 2000 project planning activities to date. The engagement performed an independent verification and validation review of the Company's Year 2000 plans, activities and commitments and has identified both strengths and opportunities for the Company to act upon to further its Year 2000 readiness. The results of this independent review has enabled the Company to focus its efforts on the more critical areas of the plan.

         First National Community Bank, the Company's sole subsidiary, is subject to regulation and oversight by the FDIC and the OCC. Their regulatory guidance requires First National Community Bank to comply with specific timetables, programs and guidance regarding the Year 2000 issue. Regulators examine the Company's progress on a regular basis. In addition, the Board of Directors are provided with written progress reports on the Company's Year 2000 progress on a quarterly basis. Finally, the Bank's internal and external auditors review our Year 2000 progress on an ongoing basis.

         It should be noted that each area of First National's Year 2000 Plan is being addressed according to the guidelines that have been established by the FFIEC and its affiliated regulatory agencies. These guidelines include the five phases of the Year 2000 problem resolution process as listed in the May 16, 1997 OCC Advisory Letter AL 97-6 which is summarized below:






                                      (19)

                                       % Completed         Projected Completion

1)       Awareness of the problem         100%                   Completed
2)       Assessment of complexity         100%                   Completed
3)       Renovation                       100%                   Completed
4)       Validation                       100%                   Completed
5)       Implementation                    71%                    12/01/99
6)       Overall                           94%                    12/01/99

         At present, Management believes its progress in remedying systems, programs and applications and installing Year 2000 compliant upgrades is complete. Despite the Company's affirmative steps to remedy the Y2K problem, we are not certain that a partial or total systems interruption, or the cost necessary to upgrade hardware or software, would not have a material effect on First National's business, financial condition, results of operations and business prospects.

         As a precaution, First National developed a Y2K contingency plan. The plan provides operating procedures in the event that there is a partial or total system interruption with respect to the century date change. While the contingency plan is complete, it will be updated as necessary throughout 1999.

         First National relies on third party vendors and service providers for its data processing capabilities, and for maintenance of its computer systems. The Company initiated formal communications with its providers of data processing services and other external third parties in 1997 and 1998 to assess the Year 2000 readiness of their products and services. The Company is monitoring their progress in meeting their targeted schedules for an indication that they may not be able to address the problems in time. Thus far, responses indicate that all of the significant providers currently have compliant versions available or are well into the renovation and testing phases. First National has identified and prioritized those systems deemed to be mission critical and those that may have a significant impact on normal operations. First National identified thirty-six mission critical vendors. These vendors have all responded with favorable Y2K readiness status, and expressed with confidence that their systems are Y2K compliant. However, First National can give no guarantee that the service providers and vendors will timely renovate the systems on which First National relies. If the service providers experience Y2K problems, the Company cannot assure that the service providers can be held legally liable for their problems.

         In 1998, First National initiated communications with all of its mission critical vendors, suppliers and large commercial customers to determine the extent to which the Company is vulnerable to these third-parties' failure to remedy their own Y2K problems.





                                      (20)

         The following table summarizes the responses of First National's mission critical customers, lenders and service providers:

                             Inquiry     Responses            Compliant
                              Number   Number     %          Number        %

Material Loan Customers         42       17      40%            17        100%
Lenders & Service Providers    555      353      64%           353        100%
Mission Critical                36       36     100%            36        100%
Non-Mission Critical           519      317      61%           317        100%

         Management reviewed its material loan customers, vendors and service providers through discussions and questionnaires for their Y2K preparedness. The level of their Y2K compliance is a factor in evaluating First National Community Bank's loan portfolio. Management performed a risk assessment on material loan customers, vendors and service providers who did not respond to the questionnaire. Supporting collateral and other sources of repayment were reviewed to ensure that a lack of Y2K preparedness will not create a loss due to a business disruption. Management and the Board of Directors determined that the amount of risk is acceptable. Management continues to monitor the progress of its material loan customers and other significant third parties. However, the Company can give no guarantee that the systems of these third parties will be timely renovated. If any of these third parties experience Y2K problems, First National cannot assure that the third parties can be held legally liable for their problems.

Costs

         We conducted a comprehensive review of our computer systems that may be affected by the Year 2000 issue and took affirmative steps to remedy year 2000 problems with our systems, programs and applications. In 1998 we spent $119,626 on renovations and upgrades. We budgeted $75,000 for 1999; and, as of September 30, 1999, we expended $44,896 for remedial measures. We have allotted an additional $25,000 for 2000 should we experience a partial or total systems interruption and we must implement our Year 2000 Contingency Plan.

Risk Assessment

         Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which First National's systems rely. However, the Company can give no guarantee that the systems of these third parties will be renovated in a timely manner.


                                      (21)

Contingency Plan

         First National developed contingency plans for its mission critical systems in the event that system disruption or failure occurs to one or more of those systems. The plan provides operating procedures in the event that there is a partial or total system interruption with respect to the century date change. While the contingency plan is complete, it will be updated as necessary throughout 1999. In a worst case scenario, the software that processes customer accounts would fail. Should this occur, the Company would maintain manual accounting of its accounts until the main processing software is corrected. First National is committed to making available the human resources necessary to accommodate this temporary situation and will follow the steps outlined in the Year 2000 Contingency Plan.

         In that regard, First National will conduct training sessions on the Company's Y2K Contingency Plan during the third and fourth quarters of 1999 to ensure employees are familiar with procedures that might need to be implemented in such a worst case scenario.




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





                                      (22)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date:   November 4, 1999                     /s/ J. David Lombardi
                                            J. David Lombardi, President/
                                            Chief Executive Officer


Date:   November 4, 1999                     /s/ William Lance
                                            William Lance, Treasurer/
                                            Principal Financial Officer


























                                      (23)