Form 10-K
period 1999-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2000-03-22
CIK 1035976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     [ X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                       OR
     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the transition period from __________ to __________
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
The aggregate market value of the Company's common stock held by non-affiliates at March 16, 2000: $75,003,300.
                 REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
         Yes _______    No ________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
     State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,500,110 shares of common stock
                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's Annual Report to security holders for the Fiscal Year Ended December 31, 1999 are incorporated by reference.

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

THE BANK
         The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania
      o Main Office in Dunmore,
      o Scranton Office established in 1980,
      o Dickson City Office  opened in December  1984,
      o Fashion Mall Office, Scranton/Carbondale  Highway  opened in July 1988,
      o Wilkes-Barre  Office which opened in July 1993,
      o Pittston  Plaza  Office  which  opened in April 1995,
      o Kingston  Office  which  opened in August 1996
      o Exeter  Office  which opened in November 1998.
         The bank provides the usual commercial banking services to individuals and businesses, including a wide variety of deposit instruments. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, home equity term loans and Lines of Credit and "Instant Money" overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and in 1999 began to originate dealer floor plan loans. MasterCard and VISA personal credit cards are available through the bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the Bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard and VISA processing services to its commercial customers, as well as Auto Cash Manager which is a personal computer based, menu driven product that allows our business customers to have direct access to their account information and the ability to perform certain daily transactions from their place of business. As a result of the bank's partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc.
directly from our INVEST representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through its Money Access Center ("MAC") network. These automated teller machines are available at the following community offices and remote locations:
  o Dunmore
  o Dickson City
  o Fashion Mall
  o Pittston
  o Kingston
  o Exeter
  o C-Plus Mini Mart, 309 Main Street, Blakely
  o U. S. Mini Mart,  1650 W. Main Street,  Stroudsburg
  o Bill's  Shursave Supermarket, Rt. 502, Daleville.

         Additionally, to further enhance 24-hour banking services, Telephone Banking (Account Link), Loan by Phone, and Mortgage Link are available to customers. These services provide consumers the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone. Internet banking is also available through the "FNCB Online" system.
         As of December 31, 1999, no material portion of the bank's deposits has been obtained from a single person or entity. Industry concentrations exist with regard to the hotel and automobile dealership industries as well as with loans and lines of credit to shopping centers/retail complexes and office complexes/units. As of December 31, 1999, loans and lines of credit to each of these industries were as follows:
  o Hotels  $18,564,000
  o Automobile  Dealers $14,005,000
  o Shopping Centers/Retail Complexes $14,711,000
  o Office Complexes/Units $14,079,000

         First lien mortgages on the real estate, carefully selected dealers and a diverse group of borrowers provide security against undue risks in the portfolio.

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

EMPLOYEES
         As of December 31, 1999 the bank employed 186 persons, including 36 part-time employees.

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

     Item 4 - Submission of Matters to a Vote of Security Holders

      Not Applicable

     Part II.

  Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

  INVESTOR INFORMATION


MARKET PRICES OF STOCK AND DIVIDENDS PAID

         The company's common stock is not actively traded. The principal market area for the company's stock is northeastern Pennsylvania. First National Community Bancorp, Inc. is listed in the Over-The-Counter (OTC) Bulletin Board Stocks under the symbol "FNCB". Quarterly market highs and lows and dividends paid for each of the past two years are presented below. These prices do not necessarily represent actual transactions. The bank expects that comparable cash dividends will be paid in the future. All prices and dividends have been restated to reflect the retroactive effect of the 100% stock dividend paid to shareholders on July 20, 1998.


                            MARKET PRICE              DIVIDENDS PAID
                        HIGH           LOW              PER SHARE  *
         QUARTER               1999

         First         $39.00        $32.00                 $ .15
         Second         42.00         39.50                   .15
         Third          43.50         39.00                   .17
         Fourth         41.50         37.00                   .33
                                                            $0.80




         QUARTER               1998

         First         $23.50        $19.00                 $ .135
         Second         23.75         21.19                   .135
         Third          23.75         23.75                   .15
         Fourth         32.00         24.25                   .29
                                                            $0.71



* Dividends paid have been restated to reflect the retroactive effect of the 100% stock dividend paid in 1998.

MARKET MAKERS

Morgan Stanley Dean Witter                         INVEST Financial Corporation
415 Spruce Street                                  102 E. Drinker Street
Scranton, PA 18503                                 Dunmore, PA 18512
(570) 961-7700                                     1-888-845-3622

First Montauk Securities                           Legg Mason Wood Walker, Inc.
507 Linden Street                                  330 Montage Mountain Road
Scranton, PA 18503                                 Scranton, PA 18507
(570) 941-8700                                     (570) 346-9300

Tucker Anthony Inc.                                Ryan, Beck and Co.
Mid Atlantic Division                              80 Main Street
666 Fifth Avenue                                   West Orange, NJ  07052
New York, NY  10103                                1-800-325-7926
1-800-526-6371

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


SHAREHOLDERS' INQUIRIES

         A copy of the company's annual report for the year ended December 31, 1999 on Form 10-K, as required to be filed with the Securities and Exchange Commission, may be obtained free of charge by writing to:

                           Treasurer
                           First National Community Bancorp, Inc.
                           102 East Drinker Street
                           Dunmore, PA 18512

INTERNET ADDRESS
www.fncb.com


E-MAIL ADDRESS
fncb@fncb.com




     Item 6 - Selected Financial Data

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                       For the Years Ended December 31,
                              -------------------------------------------------
                                 1999      1998      1997      1996      1995
                              -------------------------------------------------
Total assets                   540,363   483,385   428,335   372,438    18,026
Interest-bearing balances
 with financial institutions     2,874     2,478     1,586     2,771       775
Securities                     146,528   131,830   121,367    82,476    69,408
Net loans                      359,244   324,610   280,731   259,880   229,643
Total deposits                 411,126   380,039   345,668   320,968   275,739
Stockholders' equity            37,055    34,679    31,580    27,631    25,547

Net interest income before
 provision for credit losses    17,643    15,445    14,580    12,765    11,286
Provision for credit losses      1,020       920     1,110       820       796
Other income                     1,577     1,583     1,628     1,099       921
Other expenses                  10,795     9,423     8,839     7,904     7,097
Income before income taxes       7,405     6,685     6,259     5,140     4,314
Provision for income taxes       1,756     1,578     1,616     1,265     1,100
Net income                       5,649     5,107     4,643     3,875     3,214
Cash dividends paid              1,922     1,703     1,396     1,178       887

Per share data:
Net income (1)                    2.35      2.13      1.94      1.62      1.52
Cash dividends (2)                0.80      0.71      0.58      0.49      0.41
Book value (1)(3)                15.39     14.46     13.17     11.52     12.08
Weighted average number of
 shares outstanding          2,407,278 2,398,360 2,398,360 2,398,360 2,114,192

(1) Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 100% stock dividend declared in 1998 and the 10% stock dividends declared in 1997 and 1996.

(2) Cash dividends per share have been restated to reflect to retroactive effect of the 100% stock dividend declared in 1998 and the 10% stock dividends declared in 1997 and 1996.

(3) Reflects the effect of SFAS No. 115 in the amount of $(4,252,000) in 1999, $791,000 in 1998, $1,097,000 in 1997, $384,000 in 1996 and $991,000 in
     1995.

     Item 7 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

         The following financial review of First National Community Bancorp, Inc. (the "company") is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company and its wholly-owned subsidiary, First National Community Bank (the "bank") for the years ended December 31, 1999, 1998 and 1997. The information presented below should be read in conjunction with the company's consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the 100% stock dividend paid to shareholders on July 20, 1998 and the 10% stock dividend paid December 31, 1997.


                              RESULTS OF OPERATIONS

SUMMARY


         Net income was $5,649,000 in 1999 which was $542,000, or 11%, higher than the $5,107,000 earned in 1998. The $5,107,000 earned in 1998 was $464,000, or 10%, higher than the 1997 level. Earnings per share were $2.35, $2.13 and $1.94 for 1999, 1998 and 1997, respectively. The weighted average number of shares outstanding were 2,407,278 in 1999 and 2,398,360 in 1998 and 1997, after giving retroactive effect to the stock dividends paid in each of the periods.

         The increase in 1999 earnings is due primarily to a $2.2 million, or 14%, improvement in net interest income which exceeded the $1.4 million increase in other expenses and a $300,000 increase in other costs, net. Growth of the balance sheet again contributed to the improved earnings as increases due to volume far exceeded a slight decrease related to repricing.

         The increase recorded in 1998 was also attributed to the $865,000, or 6%, improvement in net interest income combined with a reduced provision for credit losses which more than offset the $585,000, or 7%, increase in other expenses. Management's focus on improvement through growth proved successful as increased earnings due to volume variances more than compensated for the negative impact of repricing which resulted from the reduction in interest rates during the fourth quarter.

         Return on assets for the years ended December 31, 1999, 1998 and 1997 was 1.09%, 1.13% and 1.16%, respectively while the return on equity recorded during the same periods amounted to 16.26%, 15.29% and 15.85%.


NET INTEREST INCOME

         Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company's operating income and as such is the primary determinant of profitability. Before providing for future credit losses, net interest income increased 14% from the $15.4 million recorded in 1998 to $17.6 million in 1999. Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

         In 1999, tax-equivalent net interest income increased $2.3 million, or 14%, from the $16.7 million reported in 1998. Sound pricing policies, aggressive growth strategies and effective asset-liability management techniques again enabled the company to improve net interest income during this period of interest rate volatility.

         Average loans increased $50 million, or 17%, from the 1998 level and provided an increase of $3.4 million of interest income. Commercial loans provided $40 million of the increased balances and $2.9 million of the increased earnings, while average consumer loans increased $10 million and added $500,000 to the improved earnings. The lower interest rate environment which prevailed during the first three quarters of 1999 resulted in a twenty-six basis point reduction in the yield on average loans when compared to 1998 due to growth and repricing at the lower rates.

         Securities in the company's investment portfolio averaged $14 million higher than in 1998 and provided an $800,000 increase in interest income. Yields earned on securities decreased nine basis points from the 1998 levels. Average money market assets, which include interest-bearing deposits with banks and federal funds sold, were $2 million lower than in 1998 which resulted in a $139,000 decrease in interest income earned.

         Average interest-bearing deposits increased $35 million, or 11%, in 1999 comprised of $20 million in time certificates of deposit and $15 million in lower costing savings and interest-bearing demand deposits. The reduced level of interest rates contributed to a twenty-seven basis point reduction in the company's cost of deposits. Borrowed funds and other interest-bearing liabilities were $21 million higher on the average in 1999 but the lower rate scenario resulted in a twenty-one basis point reduction in the cost of these liabilities.

         As a result of the growth of the balance sheet and the overall reduction in yields earned and paid, the company's net interest margin decreased slightly in 1999 from 3.84% to 3.82%. Investment leveraging transactions continue to add to the profitability of the company, as evidenced by the $518,000 earned on the transactions in 1999, but also continue to compress the company's net interest margin. Exclusive of the investment leveraging transactions, the 1999 net interest margin would have been 4.10% compared to 4.15% in 1998.

         Tax-equivalent net interest income increased $927,000, or 6%, in 1998 from the $15.8 million reported in 1997. Average loans increased $26 million, or 10%, in 1998 and contributed an increase of $1.8 million of interest income over the 1997 level. Commercial loans provided the majority of the growth in 1998 as average loan balances increased $24 million and earnings on those balances improved by $1.8 million. Installment loans also provided significant increases in 1998 comprised of $15 million in average loan balances and $1.2 million of interest income due primarily to growth in indirect auto loans. Mortgage loans outstanding averaged $13 million lower in 1998 than in 1997 due to the sale of almost $23 million of long-term, fixed rate assets in 1998. As a result of the reduced level of average loans outstanding, interest income on mortgage loans decreased $1.2 million in 1998. Repricing and new volume resulted in the sixteen basis point reduction earned on average loan balances in 1998 when compared to the prior period.

         Average securities increased $24 million over the 1997 average balance and generated $1.3 million of additional earnings. Declining rates impacted securities yields through repricing, new volume and principal reductions, resulting in a thirty-nine basis point decrease from the 1997 level. Average money market assets, which include interest-bearing deposits with banks and federal funds sold, were $1.2 million less in 1998 than in 1997 and earnings from these assets decreased $61,000.

         Average interest-bearing deposits increased $22 million in 1998 comprised of an $18 million increase in average certificates of deposit and a $4 million increase in low-cost deposits. Competition for deposits remained fierce in local markets, resulting in an average cost of deposits which was equal to the 1997 level. Borrowed funds and other interest-bearing liabilities increased $20 million on the average due to additional Federal Home Loan Bank advances but repricing and reduced costs on new borrowings resulted in a twenty-five basis point reduction in the cost of these liabilities.

         As a result of the interest rate reductions in 1998 and the more immediate impact on interest earning assets, the company's net interest margin decreased twenty-five basis points to 3.84% in 1998. Investment leveraging transactions added $433,000 in earnings in 1998, but also contributed to reduction in the overall net interest margin. Exclusive of the investment leveraging transactions, the 1998 net interest margin would have been 4.15%, or seven basis points lower than the comparable period of 1997.

















                                 Yield Analysis
               (dollars in thousands-taxable equivalent basis)(1)
                                                     1999                          1998                         1997
                                        -----------------------------------------------------------------------------------------
                                         Interest   Average            Interest  Average            Interest   Average
                                          Average   Income/  Interest   Average   Income/ Interest   Average   Income/   Interest
                                          Balance   Expense    Rate     Balance   Expense   Rate     Balance   Expense     Rate
                                        -----------------------------------------------------------------------------------------
  ASSETS:
  Earning Assets:(2)
    Commercial loans-taxable             $203,276   $17,311    8.52    $161,839   $14,272    8.82   $138,214   $12,450    9.01
    Commercial loans-tax free              10,366       978    9.43      11,648     1,106    9.50     11,714     1,135    9.69
    Mortgage loans                         44,870     3,496    7.79      50,072     3,951    7.89     62,814     5,097    8.11
    Installment loans                      94,363     7,529    7.98      78,971     6,606    8.37     63,501     5,433    8.56
                                        ---------   -------  ------    --------   -------  ------   --------   -------  ------
    Total Loans                           352,875    29,314    8.31     302,530    25,935    8.57    276,243    24,115    8.73
                                        ---------   -------  ------    --------   -------  ------   --------   -------  ------
    Securities-taxable                    102,035     6,619    6.49      95,602     6,239    6.53     74,605     5,147    6.90
    Securities-tax free                    37,342     3,040    8.14      30,196     2,587    8.57     26,934     2,380    8.84
                                        ---------   -------  ------    --------   -------  ------   --------   -------  ------
    Total Securities                      139,377     9,659    6.93     125,798     8,826    7.02    101,539     7,527    7.41
                                        ---------   -------  ------    --------   -------  ------   --------   -------  ------
    Interest-bearing deposits
     with banks                             2,553       145    5.68       2,918       177    6.07      2,839       170    5.99
    Federal funds sold                      2,346       115    4.90       4,007       222    5.54      5,251       290    5.52
                                        ---------   -------  ------    --------   -------  ------   --------   -------  ------
    Total Money Market Assets               4,899       260    5.31       6,925       399    5.76      8,090       460    5.69
                                        ---------   -------  ------    --------   -------  ------   --------   -------  ------
    Total Earning Assets                  497,151    39,233    7.89     435,253    35,160    8.08    385,872    32,102    8.32
   Non-earning assets                      24,658                        21,657                       19,278
   Allowance for credit losses             (4,469)                       (3,932)                      (3,446)
                                        ---------                      --------                     --------
    Total Assets                         $517,340                      $452,978                     $401,704
                                        =========                      ========                     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-Bearing Liabilities:
    Interest-bearing demand deposits     $ 62,183   $ 1,490    2.40    $ 50,504   $ 1,225    2.43   $ 45,682   $ 1,110    2.43
    Savings deposits                       45,716     1,020    2.23      41,983     1,001    2.38     42,482     1,038    2.44
    Time deposits over $100,000            68,800     3,494    5.08      61,618     3,265    5.30     53,784     2,827    5.26
    Other time deposits                   184,229     9,937    5.39     171,147     9,764    5.71    161,331     9,253    5.74
                                        ---------   -------  ------    --------   -------  ------   --------   -------   -----
     Total Interest-Bearing Deposits      360,928    15,941    4.42     325,252    15,255    4.69    303,279    14,228    4.69
    Borrowed funds and other
    Interest-bearing liabilities           75,803     4,284    5.65      54,661     3,202    5.86     34,327     2,098    6.11
                                        ---------   -------  ------    --------   -------  ------   --------   -------   -----
     Total Interest-Bearing Liabilities   436,731    20,225    4.63     379,913    18,457    4.86    337,606    16,326    4.84
    Demand deposits                        41,810                        35,887                       31,707
    Other liabilities                       4,191                         3,779                        3,103
    Stockholders' equity                   34,608                        33,399                       29,288
                                        ---------                      --------                     --------
    Total Liabilities and
       Stockholders' Equity              $517,340                      $452,978                     $401,704
                                        =========                      ========                     ========
                                                    --------                      -------  ------              -------
    Net Interest Income Spread                       $19,008   3.26               $16,703    3.22              $15,776    3.48
                                                    ======== ======               =======  ======              =======   =====
    Net Interest Margin                                        3.82                          3.84                         4.09
                                                             ======                        ======                        =====

  (1) In this schedule and other schedules presented on a tax-equivalent basis, income that is Exempt from federal income taxes, i.e. interest on state and municipal securities, has been Adjusted to a taxable equivalent basis using a 34% federal income tax rate.
  (2) Excludes non-performing loans.


     The most significant impact on net income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. Components of interest income and interest expense are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

     The following table shows the relative contribution of changes in average volume and average interest rates to changes in net interest income for the periods indicated. The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                         Rate/Volume Variance Report(1)
                 (dollars in thousands-taxable equivalent basis)
                                  1999 vs 1998                   1998 vs 1997
                           --------------------------- -------------------------
                                    Increase(Decrease)        Increase(Decrease)
                                   -------------------  ------------------------
                            Total    Due to   Due to    Total   Due to    Due to
                            Change   Volume    Rate     Change  Volume     Rate
                            --------------------------  -----------------------

Interest Income:
 Commercial loans-taxable   $3,039   $3,486   $(447)    $1,822  $2,126    $(304)
 Commercial loans-tax free    (128)    (122)     (6)       (29)     (7)     (22)
 Mortgage loans               (455)    (412)    (43)    (1,146) (1,032)    (114)
 Installment loans             923    1,268    (345)     1,173   1,332     (159)
                            ------------------------    ----------------- -----
   Total Loans               3,379    4,220    (841)     1,820   2,419     (599)
                            ------------------------    ------------------------
 Securities-taxable            380      421     (41)     1,092   1,430     (338)
 Securities-tax free           453      612    (159)       207     288      (81)
                            ------------------------    ------------------------
   Total Securities            833    1,033    (200)     1,299   1,718     (419)
                            ------------------------    ------------------------
 Interest-bearing deposits
  with banks                   (32)     (22)    (10)         7       5        2
 Federal funds sold           (107)     (92)    (15)       (68)    (69)       1
                            ------------------------    ------------------------
   Total Money Market Assets  (139)    (114)    (25)       (61)    (64)       3
                            ------------------------    ------------------------
     Total Interest Income   4,073    5,139  (1,066)     3,058   4,073   (1,015)
                            ------------------------    ------------------------

Interest Expense:
 Interest-bearing
  demand deposits              265      273      (8)       115      96       19
 Savings deposits               19       88     (69)       (37)    (11)     (26)
 Time deposits over
  $100,000                     229      381    (152)       438     412       26
 Other time deposits           173      746    (573)       511     563      (52)
                            ------------------------    ------------------------
  Total Interest-Bearing
   Deposits                    686    1,488    (802)     1,027   1,060      (33)
 Borrowed funds and
  other interest-bearing
  liabilities                1,082    1,239    (157)     1,104   1,243     (139)
                            ------------------------    ------------------------
    Total Interest Expense   1,768    2,727    (959)     2,131   2,303     (172)
                            ------------------------    ------------------------
Net Interest Income         $2,305   $2,412   $(107)      $927  $1,770    $(843)
                            ========================    ========================


     (1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

     CURRENT YEAR

     In 1999, tax-equivalent net interest income increased $2.3 million in comparison to the prior year. Balance sheet growth was directly responsible for the improved earnings as evidenced by the $2.4 million increase due to volume. Loan growth added $4.2 million to interest income comprised of increases in both commercial and consumer loans while investment portfolio activity and money market assets contributed an additional $900,000. Funding for the loan and investment growth was derived from deposits and borrowed funds. The additional cost generated from the growth of interest-bearing liabilities was $2.7 million in 1999. Repricing had a minimal effect on overall net interest income in 1999 due to effective asset/liability management techniques. Lower yields on new earning assets and repricing resulted in a $1.1 million reduction in interest income but this negative impact was offset by a $1 million reduction in the cost of interest-bearing liabilities. Certificate of deposit repricing provided the majority of this variance as the lower rates which developed during the fourth quarter of 1998 affected the portfolio during the first half of 1999.


PRIOR YEAR

     In 1998, tax-equivalent net interest income increased $927,000 over the 1997 level. Balance sheet growth provided improved earnings as evidenced by the $1.8 million increase in net interest income due to volume. Loan growth added $2.4 million to interest income due to the increases in both commercial and installment loans outstanding. New securities purchases, including those purchased in leveraging transactions, also contributed to the improved earnings in the amount of $1.7 million. In order to fund the growth in loans and investments, new deposits and borrowed funds were added which resulted in a $2.3 million increase in interest expense.

     The negative impact of rate reductions can be seen in the $1.0 million decrease in interest income due to rate which was only partially offset by the $172,000 decrease in the cost of liabilities due to repricing. Variable rate assets which reprice immediately were reduced by seventy-five basis points during the fourth quarter as the Federal Reserve cut interest rates three times in a seven week period. New volume at lower than historic levels also contributed to the negative variance due to rate. During this same period, the company held rates steady on its low-cost deposit base while the effect of repricing on certificates of deposit materialized over time.


         PROVISION FOR CREDIT LOSSES

     The  provision  for  credit  losses  varies  from  year  to year  based  on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company's independent auditors. The provision for credit losses was $1,020,000 in 1999, $920,000 in 1998 and $1,110,000 in 1997. The
ratio of the loan loss reserve to total loans was 1.30% as of December 31, 1999 and 1998.

OTHER INCOME

Other Income                               1999         1998        1997
                                          ------       ------      ------
                                                   (in thousands)
Service charges                             $845       $ 780        $759
Net gain/loss on the sale of securities      197         125          (8)
Net gain on the sale of other real estate     23          47         377
Net gain on the sale of other assets           0           0         156
Other                                        512         631         344
                                          ------      ------      ------
Total Other Income                        $1,577      $1,583      $1,628
                                          ======      ======      ======

     The company's other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

     During 1999, income from service charges on deposits increased $65,000, or 8%. Net gains from securities sales amounted to $197,000 in 1999 as management sold securities prior to the exercise of near-term call options. The $23,000 net gain on the sale of other assets represents earnings generated from properties carried in the bank's real estate subsidiary, FNCB Realty, Inc. In 1999, the company continued to shed interest rate risk through the sale of $15 million of fixed rate residential mortgage loans. These loan sales, with rates ranging from 6.125% to 8.50%, added $49,000 to 1999 earnings after accounting for fees associated with the sale. As importantly, the servicing rights were retained which allowed us to shed risk without impacting our customers while at the same time improving future profits through servicing fee income. Servicing fees collected in 1999 totaled $124,000 which was $27,000 higher than in 1998 while earnings generated through our partnership with INVEST Financial Services totaled $78,000 in 1999.

     In 1998, earnings from service charges were $21,000, or 3%, higher than the 1997 total. Net gains from securities sales totaled $125,000 in 1998 as management sold securities to minimize the risk from prepayments on mortgage-backed securities. The $47,000 net gain from the sale of other assets included earnings generated from the bank's real estate subsidiary, FNCB Realty, Inc. During 1998, the company sold $22.8 million of fixed rate residential mortgage loans. These loan sales, with rates ranging from 6.125% to 9.125%, added $189,000 to 1998 earnings after accounting for fees associated with the sale. Servicing fees collected on mortgage loans which have been sold were $97,000 in 1998, or $43,000 higher than the same period of 1997. All other fee income increased $81,000 over the 1997 total including a $40,000 improvement from our INVEST relationship.


OTHER EXPENSES

Other Expenses                          1999       1998       1997
                                       ------     ------     ------
                                              (in thousands)
Salary expense                        $ 4,297     $3,772     $3,482
Employee benefit expense                1,121        977        960
Occupancy expense                         993        869        842
Equipment expense                         781        677        610
Advertising expense                       468        341        272
Data Processing expense                   616        530        424
Other operating expenses                2,519      2,257      2,249
                                      -------     ------     ------
Total Other Expenses                  $10,795     $9,423     $8,839
                                      =======     ======     ======

     Total other expenses increased $1.4 million, or 15%, in 1999 in comparison to the prior year. Employee costs increased $669,000, or 49% of the total increase, while occupancy and equipment costs rose $228,000, or 17% of the total. All other expenses increased $475,000, or 34% of the total, due primarily to increases in advertising and data processing costs. The company's overhead ratio, which measures non-interest expenses in relation to average assets was 2.09% in 1999 compared to 2.08% in 1998.


     Salary and benefit costs amounted to 50% of the company's total other expenses. In 1999, salary expense increased $525,000, or 14%, due partially to merit increases but also due to a full year's expense associated with the bank's Exeter Office which opened in November, 1998. Full-time equivalent employees at December 31, 1999 were 168 which matches the same number as of year end 1998. Employee benefit costs increased $144,000, or 15%, in 1999 due to a $64,000 increase in company provided health care costs, a $55,000 increase in payroll related benefits, and a $25,000 increase in the company's contribution to a defined contribution profit sharing plan.

     Occupancy expenses increased $124,000 due primarily to costs associated with a new community office. Rental expense, real estate taxes, depreciation expense and utility costs comprise 76% of the increase. Equipment costs increased $104,000 in 1999 due almost entirely to depreciation expense on new equipment.

     All other operating expenses increased $475,000, or 15%, in 1999. Advertising costs increased $127,000 due to bank promotions while data processing costs increased $86,000 due to increased services and the overall growth of the bank.

     In 1998, total other expenses increased $584,000, or 7%, in comparison to the prior year. Employee costs accounted for $307,000, or 53%, of the increase while occupancy and equipment costs rose $94,000, or 16% of the total. All other expenses increased $183,000, or 31% of the total, due primarily to increases in advertising and data processing costs. The company's overhead ratio improved from the 2.20% recorded in 1997 to 2.08%.

     Salary and benefit costs amounted to 50% of the company's total other expenses. During 1998, salary expense increased $290,000, or 8%, due to merit increases and the addition of staff to meet the growing sales and administrative needs of the company. Full-time equivalent employees increased from 151 on December 31, 1997 to 168 at year end 1998. Employee benefit costs increased
$17,000, or 2%, in 1998 due primarily to a $30,000 increase in the company's contribution to a defined contribution profit sharing plan. Hospitalization costs, payroll taxes and other benefits decreased $13,000 in comparison to 1997.

     Occupancy expenses increased $27,000, or 3%, in 1998 due primarily to rental expense associated with a new community office. Increases in maintenance expenses and depreciation on the new facilities were offset by a reduced level of real estate taxes. Equipment costs increased $67,000, or 11%, due to depreciation expense on new equipment, including computers and related technology.

     All other operating expenses increased $183,000, or 6%, compared to 1997. Advertising costs increased $69,000 while data processing expenses rose $106,000 in 1998. All other components of other operating expenses were limited to an $8,000 net increase.


         PROVISION FOR INCOME TAXES

     During 1999, federal income tax expense increased $178,000 from the 1998 total. The increase can be attributed to the $720,000 improvement in pre-tax income while the benefits received from tax-exempt interest income and other deferred items increased $67,000 in comparison to the prior year. The company's effective tax rate for 1999 and 1998 was 23.7% and 23.6%, respectively.



     Federal income tax expense decreased $39,000 in 1998 in comparison to the 1997 total in spite of the $426,000 improvement in income before taxes. Tax benefits derived from an increased level of tax-exempt income had a $40,000 positive effect while the effect of deferred taxes and other items reduced the 1998 provision by $144,000. The effective tax rate for 1997 was 25.8%.


FINANCIAL CONDITION

     Total assets increased $57 million, or 12%, in 1999 which was comparable to the $55 million, or 13%, increase recorded in 1998. A $31 million increase in total deposits provided the majority of the growth while a $23 million increase in borrowed funds and proceeds from the sale of $3 million of common stock also provided available liquidity. These new funds were put to use in the form of $35 million in new loans and $15 million in new securities.

SECURITIES

     The primary objectives in managing the company's securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

     In 1999, total securities increased $15 million after including an $8 million decrease in the fair value of the portfolio caused by rising interest rates. Included in the 1999 growth is approximately $19 million of securities which were purchased with structured borrowings from the Federal Home Loan Bank of Pittsburgh, thereby allowing the company to earn a favorable spread between the rate earned on the securities and the cost of the borrowed funds. As of December 31, 1999, the company was a party to $53 million of such transactions. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company's investment and asset/liability management policies.

     The following table sets forth the carrying amount of securities at the dates indicated:

                                                December 31,
                             --------------------------------------------------
                                    1999           1998             1997
                                                (in thousands)
U.S. Treasury securities
 and obligations of U.S.
 government agencies             $ 20,785        $ 13,109         $31,808
Obligations of state and
 political subdivisions            39,097          33,671          27,043
Mortgage-backed securities         77,763          77,590          56,615
Corporate debt securities             937             992               0
Equity securities                   7,946           6,468           5,901
                                 --------        --------        --------
    Total                        $146,528        $131,830        $121,367
                                 ========        ========        ========


     The following table sets forth the maturities of securities at December 31, 1999 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.


                                      Within                                           Mortgage
                                     One Year     2 - 5       6 - 10        Over        backed       No Fixed
                                                  Years        Years      10 Years    Securities     Maturity        Total
                                     --------    -------       ------      --------     ---------     --------        -----

U.S. Treasury securities                  $0     $2,004        $   0      $    0         $    0       $     0       $  2,004
     Yield                                        5.62%                                                                5.62%
Obligations of U.S. government
   agencies                                         500       11,770       7,242                                      19,512
     Yield                                        6.03%        7.10%       7.01%                                       7.04%
Obligations of state and political
   subdivisions(1)                                1,930        6,705      32,312                                      40,947
     Yield                                       10.60%        9.35%       7.73%                                       8.22%
Corporate debt securities                                        504         497                                       1,001
     Yield                                                     6.53%       7.00%                                       6.76%
Mortgage-backed securities                                                                81,561                      81,561
     Yield                                                                                 6.94%                       6.94%
Equity securities(2)                                                                                    7,946          7,946
      Yield                                                                                             6.61%          6.61%
                                       ------   -------      -------     -------         -------      -------       --------
Total maturities                           $0   $ 4,434      $18,979     $40,051         $81,561      $ 7,946       $152,971
                                       ======   =======      =======     =======         =======      =======       ========
     Weighted yield                               7.83%        7.88%       7.59%           6.94%        6.61%          7.24%
                                                =======      =======     =======         =======      =======       ========

(1)  Yields  on  state  and  municipal   securities  have  been  adjusted  to  a
     tax-equivalent basis using a 34% federal income tax rate.
(2)      Yield presented represents 1999 actual return.


  LOANS

     Total loans increased $35 million, or 11%, in 1999. Loans secured by real estate, both residential and commercial, generated $18 million of the growth. Commercial loans secured by real estate increased $21 million in 1999 and provided the growth in this area of lending. Residential mortgage loans decreased $3 million as the company continued with its strategy of reducing interest rate risk through the sale of long-term, fixed rate assets. In 1999, over $15 million of these long term assets were sold in the secondary market resulting in a reduction of the company's interest rate risk exposure while providing a net gain of approximately $49,000. The sale of these assets provides liquidity for future growth and also allows the company to provide competitive products in today's interest rate environment. Commercial and financial loans increased $12 million while installment loans increased $6 million due entirely to growth in indirect auto loans.

     Details regarding the loan portfolio for each of the last five years are as follows:

Loans Outstanding
(in thousands)
                                             December 31,
                                 1999      1998       1997      1996      1995
Commercial and Financial      $ 61,337  $ 49,796   $ 36,790  $ 29,625   $26,987
Real Estate                    230,029   211,554    190,266   181,455   165,362
Installment                     65,075    58,799     46,174    43,200    31,252
Other                            7,517     8,748     11,133     8,785     8,879
                              --------  --------   --------  --------  --------
 Total Loans Gross             363,958   328,897    284,363   263,065   232,480
Unearned Discount                    0        (4)       (10)      (18)      (37)
                              --------  --------   --------  --------  --------
 Total Loans                   363,958   328,893    284,353   263,047   232,443
Allowance for Credit Losses     (4,714)   (4,283)    (3,623)   (3,167)   (2,800)
                              --------  --------   --------  --------  --------
 Net Loans                    $359,244  $324,610   $280,730  $259,880  $229,643
                              ========  ========   ========  ========  ========


         The following schedule shows the repricing distribution of loans outstanding as of December 31, 1999. Also provided are these amounts classified according to sensitivity to changes in interest rates.


Loans Outstanding - Repricing Distribution
(in thousands)


                              Within     One to      Over Five
                             One Year  Five Years      Years         Total
                            ---------  ----------     --------      --------
Commercial and Financial    $ 44,352    $ 13,065      $ 3,920       $ 61,337
Real Estate                   77,386     100,879       51,764        230,029
Installment                    3,111      60,769        1,195         65,075
Other                          1,748         118        5,651          7,517
                            --------    --------      -------       --------
     Total                  $126,597    $174,831      $62,530       $363,958
                            ========    ========      =======       ========

Loans with predetermined
 interest rates             $ 16,588    $ 87,804      $51,203       $155,595
Loans with floating rates    110,009      87,027       11,327        208,363
                            --------    --------      -------       --------
     Total                  $126,597    $174,831      $62,530       $363,958
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

     The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

                                      (in thousands)
                             1999       1998       1997       1996        1995
                             ----       ----       ----       ----        ----
Nonaccrual:
 Impaired                      $0         $0         $0       $447       $1,341
 Other                        288        845        207        267          288
Loans past due 90 days
 or more and still
 accruing                     498        452      1,224        354          157
Other Real Estate Owned         0          0          0        337           25
                             ----     ------     ------     ------       ------
Total Non-Performing Assets  $786     $1,297     $1,431     $1,405       $1,811
                             ====     ======     ======     ======       ======

     In 1999, total non-performing assets decreased $511,000 due to a reduction in nonaccrual loans. During the year, approximately $350,000 of the loans carried as nonaccrual at December 31, 1998 were deemed uncollectible and were charged-off while other balances were reduced as a result of payments received or reclassification to performing status.

     As of December 31, 1999, the company's ratio of nonaccrual loans to total loans was .08%, down from the prior year's ratio of .26%. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment. Management remains ever conscious to avoid the problems of over-lending experienced during the 1980's and expects future efforts to control delinquency percentages during 2000.


     ALLOWANCE FOR CREDIT LOSSES

         The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years:

                                                        Loan Loss Reserve Allocation
                                                               (in thousands)
                          12/31/99               12/31/98                12/31/97                12/31/96              12/31/95
                   --------------------    -------------------    -------------------      ------------------     ----------------
                             Percentage             Percentage             Percentage              Percentage             Percentage
                                 of                     of                     of                      of                     of
                              Loans in               Loans in               Loans in                Loans in               Loans in
                                Each                   Each                   Each                    Each                   Each
                              Category               Category               Category                Category               Category
                              To Total               to Total               to Total                to Total               to Total
                               Loans                   Loans                  Loans                   Loans                  Loans
                    Amount                 Amount                  Amount                  Amount                 Amount

Commercial and
Financial           $2,917      61%         $1,706      58%        $1,340      56%         $1,326      52%       $ 1,094       52%
Real Estate             89      13%            117      14%           118      20%             98      26%           105       29%
Installment             94      26%             92      28%            69      24%             61      22%            38       19%
Unallocated          1,614                   2,368                  2,096                   1,682                  1,563
                    ---------------         ---------------        ----------------        ---------------       -----------------
                    $4,714     100%         $4,283     100%        $3,623      100%        $3,167     100%       $ 2,800      100%
                    ===============         ===============        ================        ===============       =================


     The following schedule presents an analysis of the allowance for credit losses for each of the last five years:

                                                 (in thousands)
                                             Years Ended December 31,
                                    1999      1998     1997     1996      1995
                                   ------    ------   ------   ------    ------
Balance, January 1                 $4,283    $3,623   $3,167   $2,800    $2,250
Charge-Offs:
 Commercial and Financial             123        77      547      420       449
 Real Estate                          462        50        9       20        97
 Installment                          271       180      141      141        59
                                   ------    ------   ------   ------    ------
  Total Charge-Offs                   856       307      697      581       605
                                   ------    ------   ------   ------    ------
Recoveries on Charged-Off Loans:
 Commercial and Financial              23        11        8      109       327
 Real Estate                          154         1        0        0         1
 Installment                           90        35       35       19        31
                                   ------    ------   ------   ------    ------
  Total Recoveries                    267        47       43      128       359
                                   ------    ------   ------   ------    ------
Net Charge-Offs                       589       260      654      453       246
                                   ------    ------   ------   ------    ------
Provision for Credit Losses         1,020       920    1,110      820       796
                                   ------    ------   ------   ------    ------
Balance, December 31               $4,714    $4,283   $3,623   $3,167    $2,800
                                   ======    ======   ======   ======    ======

Net Charge-Offs during the period
 as a percentage of average loans
 outstanding during the period       .17%      .09%     .24%     .18%      .12%
Allowance for credit losses as a
 percentage of net loans
 outstanding at end of period       1.30%     1.30%    1.27%    1.20%     1.20%


     In 1999, net charge-offs were .17% of average loans outstanding, an increase from the .09% recorded in 1998, but more closely resembled prior periods. Losses on loans secured by real estate that were included in non-accrual loans at December 31, 1998 were recognized in 1999. The increase in installment loan charge-offs represents delinquencies in the company's indirect auto loan portfolio, many of which were recovered later in 1999. The significant recoveries recognized in 1995 represent payments on loans previously charged-off in 1991, 1992 and 1994.


DEPOSITS

     The primary source of funds to support the company's growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $31 million in 1999 including almost $18 million in low-cost savings and demand accounts and over $13 million in certificates of deposit.

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:


                                          Year Ended December 31,
                                       ------------------------------
                               1999               1998             1997
                        -----------------  ------------------  ----------------
                          Amount    Rate     Amount     Rate     Amount   Rate
                        -----------------  ------------------  ----------------
                                          (in thousands)
Noninterest bearing
demand deposits          $ 41,810            $ 35,887           $ 31,707
Interest-bearing demand
deposits                   62,183   2.40%      50,504   2.43%     45,682  2.43%
Savings deposits           45,716   2.23%      41,983   2.38%     42,482  2.44%
Time deposits             253,029   5.31%     232,765   5.60%    215,115  5.62%
                         --------            --------           --------
Total                    $402,738            $361,139           $334,986
                         ========            ========           ========

   Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

                          Time Certificates of Deposit
                                 (in thousands)

             3 months or less                     $48,513
             Over 3 through 6 months                9,456
             Over 6 through 12 months               6,455
             Over 12 months                         6,507
                                                  -------
             Total                                $70,931
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

     As a result of the significant growth the company has experienced in recent years, capital ratios, although well above the regulatory minimums, had been steadily decreasing. Based on management's intent to maintain a well-capitalized status as well as a desire to attract new shareholders, the company sold 75,000 shares of stock in 1999 which resulted in an increase of $2.9 million of Tier 1 capital. On May 15, 1996, stockholders voted to increase the number of authorized shares from 1,500,000 to 5,000,000.

     The  following  schedules  present  information   regarding  the  company's
risk-based capital at December 31, 1999, 1998 and 1997 and selected other capital ratios.

                                CAPITAL ANALYSIS
                                 (in thousands)

                                               December 31,
                                 --------------------------------
                                  1999         1998         1997
                                 ------       ------       ------
Tier I Capital:
   Shareholders'equity          $ 41,307     $ 33,887     $ 30,483
                                --------     --------     --------
   Total Tier I Capital         $ 41,307     $ 33,887     $ 30,483
                                --------     --------     --------
Tier II Capital:
   Allowable portion of
   allowance for credit losses  $  4,714     $  4,157     $  3,483
                                --------     --------     --------
   Total Risk-Based Capital     $ 46,021     $ 38,044     $ 33,966
                                ========     ========     ========
Total Risk-Weighted Assets      $381,805     $332,519     $278,680
                                ========     ========     ========


                                 CAPITAL RATIOS
                                                      December 31,
                                             -----------------------------
                                Regulatory
                                 Minimum       1999      1998       1997
                                ---------    -------    -------   -------
Total Risk-Based Capital          8.00%       12.05%     11.45%    12.19%
Tier I Risk-Based Capital         4.00%       10.82%     10.19%    10.94%
Tier I Leverage Ratio             3.00%        7.62%      7.10%     7.28%
Return on Assets                   N/A         1.09%      1.13%     1.16%
Return on Equity*                  N/A        16.26%     15.29%    15.85%
Equity to Assets Ratio*            N/A         6.86%      7.17%     7.37%
Dividend Payout Ratio              N/A        34.02%     33.35%    30.06%

     * Includes the effect of SFAS 115 in the amount of ($4,252,000) in 1999, $791,000 in 1998, and $1,097,000 in 1997.

     It is the philosophy of management and the board of directors to increase capital primarily through the retention of earnings. During 1995, the bank offered and sold 144,000 shares of stock increasing the number of outstanding shares to 991,504. In 1996, the Board approved a 10% stock dividend which resulted in the issuance of 98,920 new shares and which increased the total number of shares outstanding to 1,090,424. During 1997, the Board of Directors again approved the payment of a 10% stock dividend adding 108,756 new shares and increasing the total number of shares outstanding to 1,199,180. In 1998, shareholders received a 100% stock dividend which doubled the outstanding shares to 2,398,360.


     In 1999, the company again sold stock in the form of a public offering, resulting in the issuance of 75,000 new shares and a $2.9 million increase in capital. During 1999, the company also implemented a Dividend Reinvestment Plan which resulted in the issuance of over 20,000 shares and an additional influx to capital of $763,000.

      During 1999, regulatory capital increased $7.4 million. The increase was comprised of retained earnings after paying $1.9 million in cash dividends and $3.7 million from the issuance of new stock. As of December 31, 1999, there were 2,506,493 shares of stock available for future sale or stock dividends. The approximate number of stockholders of record at December 31, 1999 was 1000. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to
Note 12 to the financial statements for further discussion of capital requirements and dividend limitations.

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

         As we entered 1999, the Federal Reserve had just completed a series of interest rate cuts, decreasing both the federal funds target and indirectly the prime lending rates by .75% each over a seven week period. Global economies, namely Asia and Japan, were experiencing financial and economic weaknesses which reduced the chances of inflationary pressures domestically. In the opening months of 1999, however, governments in those countries took aggressive actions to deal with their crippled systems and their recoveries shifted the Fed's focus back to the United States. Domestically, the stock market continued to add stimulus to the economy.

         During the first quarter, economic activity continued to expand while tight labor markets presented a constant concern for rising inflation. Consumer spending was particularly strong while business spending, although slower than its fourth quarter 1998 surge, was still quite rapid. Despite these signs, however, there was no evidence of rising price inflation. In the second quarter, the Federal Reserve Policy Board shifted its bias toward tightening in light of persistent strength in domestic demand and the reduced risk of economic weakness abroad. While an upward trend in underlying inflation had not yet materialized, members of the Federal Reserve's policy making board were concerned that if recent developments continued, inflation was more likely to rise over time. Throughout this period, U.S. Treasury rates began a steady climb upwards, resulting in increases of over 1.00% in most terms and a yield on the thirty-year Treasury of 6.06%. At its meeting of June 30, 1999, the Federal Reserve increased rates by twenty-five basis points, the first increase in over two years. During the second half of 1999, fears of additional Fed tightening were ever present and these fears materialized in rate increases of twenty-five basis points at both the August and November Policy Board meetings. By year-end, the yield on the thirty-year Treasury had increased 129 basis points to 6.44% and future increases appeared imminent, although signs of a slowing economy began to develop. With this in mind, management maintains a philosophy of not attempting to predict future rate movements but rather on focusing efforts to maintain earnings momentum in various rate environments.

     The company has addressed over the past several years a universal problem commonly referred to as Year 2000 Compliance which relates to the ability of computer programs and systems to properly recognize and process date sensitive information on and after January 1, 2000. The company formed a Year 2000 Operations Committee consisting of officers and employees from every area of the bank to ensure that all mission critical systems and applications were tested before the century date rollover. In addition, an Executive Committee was formed consisting of Senior Management to ensure that adequate resources were provided to the Year 2000 project and to update the Board of Directors regarding the status of Year 2000 readiness.

     During the review of our computer systems, we took affirmative steps to remedy Year 2000 problems within our systems, programs and applications. In 1998, we spent $120,000 on renovations and upgrades and in 1999 we expended $48,000 for remedial measures. We have allotted an additional $25,000 in the 2000 budget in the event of future systems interruptions related to the Year 2000 problem.

     The company did not experience any Year 2000 Compliance problems in conjunction with the century date rollover and does not expect future problems which will have a material effect on its financial condition or results of operations. In addition, to date, the company is not aware of any significant customer, vendor, supplier, financial organization or service provider who experienced critical Year 2000 Compliance problems.

     As of this writing, the bank was not aware of any pronouncements or legislation that would have a material impact on the results of operations.



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

     The company's interest sensitivity at December 31, 1999 was essentially neutral within reasonable ranges; for example, an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

     INTEREST RATE GAP

The following schedule illustrates the company's interest rate gap position as of December 31, 1999. At that date, the company's cumulative gap position at all intervals measured within one year were within internal guidelines.

                                     Interest Rate Sensitivity Analysis
                                          as of December 31, 1999
                                               (in thousands)

                                                               Rate Sensitive
                                    ---------------------------------------------------------     Not
                                    1 to 90    91 to 180    181 to 365   1 to 5      Beyond       Rate
                                     Days         Days         Days       Years      5 Years    Sensitive    Total
                                    --------    -------      -------    --------     --------   --------- ---------

Commercial loans                    $ 99,871     $5,100      $14,803     $87,265      $19,220         $0   $226,259
Mortgage loans                         2,549      2,089        5,062      19,081       14,691          0     43,472
Installment loans                     10,579      6,363       12,095      56,949        7,311          0     93,297
                                    --------    -------      -------    --------     --------   --------   --------
Total Loans                          112,999     13,552       31,960     163,295       41,222          0    363,028
                                    --------    -------      -------    --------     --------   --------   --------
Securities-taxable                    28,862      5,195        2,632      19,686       48,154      1,502    106,031
Securities-tax free                      625      1,220        2,960       8,812       26,880          0     40,497
                                    --------    -------      -------    --------     --------   --------   --------
Total Securities                      29,487      6,415        5,592      28,498       75,034      1,502    146,528
                                    --------    -------      -------    --------     --------   --------   --------
Interest-bearing
 deposits with banks                     792        297        1,785           0            0          0      2,874
Federal funds sold                         0          0            0           0            0          0          0
                                    --------    -------     --------    --------     --------   --------   --------
Total Money Market Assets                792        297        1,785         297            0          0      2,874
                                    --------    -------     --------    --------     --------   --------   --------
Total Earning Assets                 143,278     20,264       39,337     191,793      116,256      1,502    512,430
Non-earning assets                         0          0            0           0            0     32,647     32,647
Allowance for credit losses                0          0            0           0            0     (4,714)    (4,714)
                                    --------    -------      -------    --------     --------   --------   --------
   Total Assets                     $143,278    $20,264      $39,337    $191,793     $116,256    $29,435   $540,363
                                    ========    =======      =======    ========     ========   ========   ========

Interest-bearing
 demand deposits                    $ 40,658         $0           $0     $23,825     $      0         $0    $64,483
Savings deposits                           0        489          702      42,311            0          0     43,502
Time deposits
 $100,000 and over                    48,512      9,456        6,455       6,289          219          0     70,931
Other time deposits                   47,678     32,848       41,774      67,069          306          0    189,675
                                    --------    -------      -------    --------     --------    -------   --------
Total Interest-Bearing
 Deposits                            136,848     42,793       48,931     139,494          525          0    368,591
                                    --------    -------      -------    --------     --------    -------   --------
Borrowed funds and other
   Interest-bearing liabilities       34,592        659        1,318      51,604            0          0     88,173
                                    --------    -------      -------    --------     --------    -------   --------
Total Interest-Bearing Liabilities   171,440     43,452       50,249     191,098          525          0    456,764
Demand deposits                            0          0            0           0            0     42,535     42,535
Other liabilities                          0          0            0           0            0      4,009      4,009
Stockholders' equity                       0          0            0           0            0     37,055     37,055
                                    --------    -------      -------    --------     --------    -------   --------
Total Liabilities and
 Stockholders' Equity               $171,440    $43,452      $50,249    $191,098     $    525    $83,599   $540,363
                                    ========    =======      =======    ========     ========    =======   ========

Interest Rate Sensitivity gap    (28,162)      (23,188)     (10,912)         695      115,731   (54,164)
                               ============================================================================

Cumulative gap                   (28,162)      (51,350)     (62,262)    (61,567)       54,164
                               =================================================================

     The company's computerized simulation modeling system also measures exposure to interest rate risk, taking into account a growing balance sheet under various interest rate scenarios. As of December 31, 1999, the modeling system provided results which were within policy guidelines of plus or minus ten percent assuming a 200 basis point shift in market interest rates.


LIQUIDITY

     The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company's most liquid assets. At December 31, 1999 cash and cash equivalents totaled $16.0 million, compared to the December 31, 1998 level of $13.4 million. Financing activities provided $55.9 million and operating activities provided $5.6 million of cash and cash equivalents during the year while investing activities utilized $58.8 million. The cash flows provided by financing activities includes deposit growth, an increase in borrowed funds outstanding and proceeds from the issuance of common stock while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

     Core deposits, which represent the company's primary source of liquidity, averaged $333.9 million in 1999, an increase of $34.4 million, or 11%, from the $299.5 million average in 1998. This increase in average core deposits was supplemented with a $7.2 million increase in average jumbo certificates and a $21.1 million increase in average borrowed funds and other interest-bearing liabilities.

     The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks and at the Federal Home Loan Bank of Pittsburgh. The Federal Reserve Discount Window also provides a funding source of last resort.




     Item 8 - Financial Statements and Supplementary Data

      The information required in Part II, Item 8 is incorporated by reference from the Company's Annual Report to security holders for the fiscal year ended December 31, 1999.

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

     Not Applicable

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

     Part III.

     Item 10 - Directors and Executive Officers of the Registrant

      A.     Identification of Directors of the Company:


                                                         Director Since
  Name                    Title          Term Expires     Company/Bank      Age

Michael G. Cestone       Director           2000          1998/1988         37
Michael J. Cestone, Jr.  Director
                          Secretary
                           of the Board
                           Of the Bank
                           since 1975       2002          1998/1969         68
Joseph Coccia            Director           2001          1998/1998         45
William P. Conaboy       Director           2001          1998/1998         41
Dominick L. DeNaples     Director           2001          1998/1987         62
Louis A. DeNaples        Director
                          Chairman
                           of the Board
                           Since 1988       2002          1998/1972         59
Joseph J. Gentile        Director           2002          1998/1989         69
Martin F. Gibbons        Director           2000          1998/1979         84
Joseph O. Haggerty       Director           2002          1998/1987         60
George N. Juba           Director           2001          1998/1973         73
J. David Lombardi        Director
                          President and
                           Chief Executive
                           Officer
                           Since 1988       2000          1998/1986         51
John P. Moses            Director           2002          1999/1999         53
John R. Thomas           Director           2000          1998/1967         82


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

B.       Identification of Executive Officers of the Company

     The following table sets forth selected information about the executive officers of the company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:


                                                            Bank
                                                          Employee
                        Office and Position                 Since     Age as of
  Name                   with the Company      Held Since              2/29/00
-----------------       -------------------    --------     -----      -------
Louis A. DeNaples       Chairman of the Board    1998        (1)          59
J. David Lombardi       President & Chief
                         Executive Officer       1998       1981          51
Michael J. Cestone, Jr. Secretary                1998        (1)          68
William S. Lance        Treasurer                1998       1991          40

     (1) Messrs. DeNaples and Cestone are non-management members of the Board of Directors of the Company.


             Identification of executive officers of the bank:

                                                                Bank     Age
                                                        Held   Employee  as of
      Name           Office/Position with Bank         Since    Since   2/29/00
------------------   -------------------------        ------   ------   -------
Louis A. DeNaples       Chairman of the Board          1988     (1)        59
J. David Lombardi       President and Chief
                         Executive Officer             1988     1981       51
Gerard A. Champi        Executive Vice President
                         Retail Sales and
                         Operations
                         Division Manager              1998     1991       39
Thomas P. Tulaney       Executive Vice President
                         Commercial Sales
                         Division Manager              1998     1994       40
Stephen J. Kavulich     First Senior Vice President
                         Loan Administration/
                         Compliance/Bank Operations
                         Division Manager              1998     1991       54
William S. Lance        First Senior Vice President
                         Finance Control
                         Division Manager              1994     1991       40
Michael J. Cestone, Jr. Secretary                      1988     (1)        68

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

     E.      Business Experience:

Michael G. Cestone        President, S. G. Mastriani Company
                            (General Contractor)
Michael J. Cestone, Jr.   President, M. R. Co. (Real Estate Corporation)
                          C.E.O., S. G. Mastriani Company
Joseph Coccia             President, Coccia Ford, Inc.
                          President, Coccia Lincoln Mercury, Inc.
William P. Conaboy        Vice President, General Counsel, Allied Services
Dominick L. DeNaples      Vice President F & L Realty Corp.
                          Vice President, DeNaples Auto Parts, Inc.
                          Vice President, Keystone Landfill Inc.
Louis A. DeNaples         President, DeNaples Auto Parts, Inc.
                          President, Keystone Landfill, Inc.
                          President, F & L Realty Corp.
Joseph J. Gentile         President, Dunmore Oil Co., Inc.
Martin F. Gibbons         Partner, Gibbons Ford
Joseph O. Haggerty        Retired Superintendent, Dunmore School District
George N. Juba            Consultant to the Bank since 1988
William S. Lance          Senior Vice President since 1994
                            Vice President and Comptroller -Finance/Control Division Manager since 1991
J. David Lombardi         President and Chief Executive Officer since 1988
John P. Moses             Partner, Moses & Gelso, L.L.P., Attorneys at Law
John R. Thomas            Chairman of the Board, Wesel Manufacturing Company
                            (design and manufacturing of precision machinery)



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

                                                     SUMMARY COMPENSATION TABLE


                                                   Annual Compensation                     Long - Term Compensation
                                       ------------------------------------------- ------------------------------------
                                                                                               Awards           Payouts
                                                                                   ------------------------    --------
                                                                                                 Securities
                                                                   Other                     Under-                    All
         Name and                                                  Annual      Restricted      Lying                   Other
        Principal                                                 Compen-       Stock       Options/        LTIP     Compen-
         Position          Year      Salary(1)     Bonus(2)       Sation(3)     Award(s)       SARs         Payouts   sation(4)
                                       ($)           ($)            ($)          ($)           (#)           ($)        ($)
           (a)             (b)         (c)           (d)            (e)          (f)           (g)           (h)        (i)
   -------------------- --------   -----------   -----------    ----------   -----------   ----------- ----------- ---------


   J. David Lombardi,
   President and Chief
   Executive Officer       1999     $179,000       $250,000          $-         $  0         $ 0            $ 0      $25,604
   of the Company and      1998      179,000        250,000           -            0           0              0       25,979
   the Bank                1997      169,000        200,000           -            0           0              0       25,402

   Thomas P. Tulaney,
   Executive Vice          1999      $92,000        $50,000           -         $  0           0            $ 0      $14,164
   President of the        1998       87,135         40,000           -            0           0              0       12,538
   Bank                    1997       81,000         32,000           -            0           0              0       10,651

   Gerard A. Champi,
   Executive Vice          1999      $84,500        $50,000         $ -         $  0           0            $ 0      $13,359
   President of the        1998       79,634         40,000           -            0           0              0       11,496
   Bank                    1997       72,492         32,000           -            0           0              0        9,645


1 Includes directors' fees of $24,000 for 1997, 1998 and 1999 for Mr. Lombardi.

2 Cash bonuses are awarded at the conclusion of a fiscal year based upon the Board of Directors' subjective assessment of the Company's performance as compared to both budget and prior fiscal year performance, and the individual contributions of the officers involved.

3 The named executive officers did not receive perquisites or other personal benefits during 1999 which, in the aggregate, cost the Company the lesser of $50,000 or 10% of the named executive officers salary and bonus earned during the year. Perquisites and other personal benefits which were received by the named executives were valued based on their cost to the Company.

4 For Mr. Lombardi, includes $16,096, $16,471 and $15,894 contributed by the company pursuant to the Employees' Profit Sharing Plan for 1999, 1998 and 1997, respectively and includes director's bonus of $7,500, in each of 1999, 1998 and 1997, respectively. Also includes $2,008 in premiums paid to purchase additional life insurance in each of the years 1999, 1998 and 1997. For Mr. Tulaney and Mr.
Champi,  represents amounts  contributed by the company to the Employees' Profit
Sharing Plan in the years shown.

     Employment Agreements

         The bank entered into an employment agreement with Mr. J. David Lombardi, President and Chief Executive Officer effective on January 1, 1990 amended September 28, 1994. On July 8, 1998 the Board of Directors of the corporation approved and adopted an amendment to the employment agreement which added the corporation as a party to the agreement. This agreement is designed to assist the company and the bank in retaining a highly qualified executive and to help insure that if the company is faced with an unsolicited tender offer proposal, Mr. Lombardi will continue to manage the company without being unduly distracted by the uncertainties of his personal affairs and thereby will be better able to assist in evaluating such a proposal in an objective manner.
         This agreement provided for a base annual salary of $175,000 in 2000. Additional compensation by way of salary increases, bonuses or fringe benefits may be established from time to time by appropriate board action. The agreement does not preclude Mr. Lombardi from serving as a director of the company and the bank and receiving related fees.
         The Agreement may be terminated by the company with or without "just cause" ("just cause" is defined in the agreement), or upon death, permanent disability, or normal retirement of Mr. Lombardi, or, upon the termination of Mr. Lombardi's employment by resignation or otherwise. In the event employment is terminated with "just cause", Mr. Lombardi shall receive salary payment at his then effective base salary as if his employment had not been terminated for a period of three (3) months, excluding bonuses or fringe or supplemental payments theretofore authorized by the Board of Directors. In the event that the termination of employment is occasioned by the company without just cause, Mr. Lombardi shall continue to receive each month for a period of two (2) years from the effective date of termination;
     (1) his monthly base salary payments from the bank at the rate in effect on the date of the termination; (2) his monthly Board of Directors fee; and
     (3) one (1/12th) twelfth of the average of the bonuses paid to him over the preceding three (3) years; all computed as if his employment had not been terminated.
         In the event that there is a "change in control" (as defined in the Agreement) and as a result thereof Mr. Lombardi's employment is terminated or his duties or authority are substantially diminished or he is removed from the office of Chief Executive Officer of the reorganized employer, Mr. Lombardi may terminate his employment by giving notice to the bank within sixty (60) days of the occurance in the "change of control". Upon such termination, the company is obligated to pay Mr. Lombardi the total sum of the following: (1) three (3) times his then annual base salary which was in effect as of the date of the change in control; (2) three (3) times his then annual Board of Director's fee; and (3) three (3) times the average of his bonuses for the prior three (3) years.
         Subsequent to termination, Mr. Lombardi shall not accept employment in any office or branch of any financial institution or subsidiary in Lackawanna County for a period of three (3) years, unless such severance was made by the company "without just cause".

     Compensation of Directors

         Members of the bank's Board of Directors are compensated at a rate of $1,000 per board meeting, including four (4) compensated absences at full compensation, after which members are not paid for any unexcused absence, except for Mr. George N. Juba who is compensated for unlimited absences. Excused absences are limited to non-attendance due to other bank business. The aggregate amount of such fees paid in 1999 was $321,000. In 1999, Michael J. Cestone, Jr., George N. Juba and John R. Thomas were compensated $31,500, in the aggregate, for special services (respectively Secretary, Special Consultant and Investment Advisor) rendered to the bank. All directors of the bank also received a bonus of $7,500 in 1999. During 1999, the Board of Directors of the company held five (5) meetings. Directors received no additional remuneration for attendance at meetings of the Board of Directors of the company. Members of the Bank's Senior Loan Committee do not receive a fee for attendance at Senior Loan Committee meetings.


     Item 12- Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information, as of February 29, 2000, regarding the beneficial ownership of Company Stock of each director and nominee, all directors and principal officers as a group, and all persons who own beneficially more than five percent of the outstanding common stock of the Company. Management knows of no persons, other than directors Louis A. DeNaples and Dominick L. DeNaples, who own beneficially more than five percent of the outstanding Company Stock. Unless otherwise listed, shares beneficially owned represent sole voting and investment power of the individuals named.

                                          Shares
                                       Beneficially
                                          Owned (1)         Percent of Class
Michael G. Cestone  (2)                    10,356                  0.42%
Michael J. Cestone, Jr.  (3)               36,392                  1.46%
Joseph Coccia                              17,159                  0.69%
William P. Conaboy                          1,922                  0.08%
Dominick L. DeNaples  (4)                 166,042                  6.66%
Louis A. DeNaples  (5)                    179,070                  7.18%
Joseph J. Gentile  (6)                    104,067                  4.17%
Martin F. Gibbons                          12,453                  0.50%
Joseph O. Haggerty                          3,939                  0.16%
George N. Juba                             14,644                  0.59%
J. David Lombardi  (7)                     28,197                  1.13%
John P. Moses                               2,786                  0.11%
John R. Thomas  (8)                        38,487                  1.54%
All directors and principal
 officers as a group (14)                 616,442                 24.72%

     Note: As used throughout, the term "principal officers" refers to Executive Officers of the Company including President and Treasurer.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days after February 29, 2000. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, all shares are legally owned by the reporting person individually or jointly with his spouse.
(2)  Includes 200 shares held jointly with his children.
(3)  Includes 8,090 shares owned individually by his spouse.
(4)  Includes 12,207 shares held jointly with his children.
(5) Includes 2,301 shares owned individually by his spouse and 8,291 shares held jointly with his children.
(6)  Includes 21,960 shares owned individually by his spouse.
(7) Includes 14,025 shares owned individually by his spouse and 146 shares held by his minor children.
(8)  Includes 5,472 shares owned individually by his spouse.


     Item 13 - Certain Relationships and Related Transactions

          Some of the directors and officers of the bank and the companies with which they are associated were customers of, and had banking transactions with, the bank in the ordinary course of its business during 1999 and the bank expects to have such banking transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and in the opinion of the Board of Directors of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.


          Insider Trading Matters

               NONE

     Part IV.

     Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

          The information required in Item 14 is incorporated by reference from the Company's Annual Report to security holders for the fiscal year ended December 31, 1999:

     EXHIBIT A - Balance Sheet - December 31, 1999 and 1998

     EXHIBIT B - Statement of Income - December 31, 1999, 1998 and 1997

     EXHIBIT C - Statement of Cash Flows - December 31, 1999, 1998 and 1997

     EXHIBIT D - Statement  of Changes in  Stockholders'  Equity - December  31,
                 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     1    Summary of Significant Accounting Policies

     2    Restricted Cash Balances

     3    Investment Securities
          December 31, 1999 and 1998

     4    Loans and Changes in Allowance for Loan Loss
          December 31, 1999 and 1998

     5    Bank Premises and Equipment
          December 31, 1999 and 1998

     6    Deposits

     7    Borrowed Funds
          December 31, 1999 and 1998

     8    Benefit Plans

     9    Income Taxes
          December 31, 1999, 1998 and 1997

     10   Related Party Transactions

     11   Commitments

     12   Regulatory Matters
          December 31, 1999 and 1998

     13   Disclosures about Fair Value of Financial Instruments
          December 31, 1999 and 1998

     14   Condensed Financial Information - Parent Company Only

15       Selected Quarterly Financial Data
          1999 and 1998

     EXHIBIT E- Independent Auditor's Report

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.



                                              /s/ J. David Lombardi
                                              ----------------------------
                                              J. David Lombardi, President and
                                              Chief Executive Officer




                                              /s/ William Lance
                                              -----------------------------
                                              William Lance, Treasurer
                                              Principal Financial Officer



                  DATE: March 22, 2000



          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Directors:


/s/ Michael G. Cestone      3/22/00
-------------------------  -----------       ---------------------  -----------
Michael G. Cestone          Date              Martin F. Gibbons       Date


                                             /s/ Joseph O. Haggerty   3/22/00
-------------------------  -----------       ---------------------  -----------
Michael J. Cestone, Jr.     Date             Joseph O. Haggerty       Date


/s/ Joseph Coccia           3/22/00
-------------------------  -----------       ----------------------  ----------
Joseph Coccia               Date             George N. Juba           Date


/s/ Willaim P. Conaboy      3/22/00          /s/ J. David Lombardi    3/22/00
-------------------------  -----------       ----------------------  ----------
William P. Conaboy          Date             J. David Lombardi        Date


/s/ Dominick L. DeNaples    3/22/00          /s/ John P. Moses        3/22/00
-------------------------  -----------       ----------------------  ----------
Dominick L. DeNaples        Date             John P. Moses            Date


/s/ Louis A. DeNaples       3/22/00          /s/ John R. Thomas       3/22/00
-------------------------  -----------       ----------------------  ----------
Louis A. DeNaples           Date             John R. Thomas           Date


/s/ Joseph J. Gentile       3/22/00
-------------------------  -----------
Joseph J. Gentile           Date

     Exhibit A - Balance Sheet


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share data)     1999              1998
                                                 -------           --------

ASSETS
Cash and cash equivalents:
 Cash and due from banks                         $ 15,971          $ 10,027
 Federal funds sold                                     0             3,400
                                                 --------          --------
  Total cash and cash equivalents                  15,971            13,427

Interest-bearing balances
 with financial institutions                        2,874             2,478
Securities:
 Available-for-sale, at fair value                136,393           124,661
 Held-to-maturity, at cost
  (fair value $1,809 and $714)                      2,199               711
 Federal Reserve Bank and FHLB
  stock, at cost                                    7,936             6,458
Net loans                                         359,244           324,610
Bank premises and equipment                         4,825             4,812
Accrued interest receivable                         2,937             2,657
Other assets                                        7,984             3,571
                                                 --------          --------
   TOTAL ASSETS                                  $540,363          $483,385
                                                 ========          ========

LIABILITIES
Deposits:
 Demand                                          $ 42,535          $ 39,427
 Interest-bearing demand                           64,483            51,240
 Savings                                           43,502            42,017
 Time ($100,000 and over)                          70,931            69,341
 Other time                                       189,675           178,014
                                                 --------          --------
  Total deposits                                  411,126           380,039

Borrowed funds                                     88,173            65,176
Accrued interest payable                            2,696             2,587
Other liabilities                                   1,313               905
                                                 --------          --------
  Total liabilities                              $503,308          $448,707
                                                 --------          --------

STOCKHOLDERS' EQUITY
Common Stock ($1.25 par)
Authorized:  5,000,000 shares
Issued and outstanding:
  2,493,507 shares in 1999 and
  2,398,360 shares in 1998                       $  3,117          $  2,998
Additional paid-in capital                          9,841             6,267
Retained earnings                                  28,349            24,622
Accumulated other comprehensive
 income (loss)                                     (4,252)              791
                                                 --------          --------
  Total stockholders' equity                       37,055            34,678
                                                 --------          --------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $540,363          $483,385
                                                 ========          ========


     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     Exhibit B - Statements of Income

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31,                          1999        1998        1997
(in thousands, except per share data)           ------      ------      ------

INTEREST INCOME
Interest and fees on loans                     $28,982     $25,559     $23,729
                                               -------     -------     -------
Interest and dividends on securities:
U.S. Treasury and government agencies            6,048       5,831       4,885
State and political subdivisions                 2,017       1,708       1,570
Other securities                                   561         408         262
                                               -------     -------     -------
 Total interest and dividends on securities      8,626       7,947       6,717
                                               -------     -------     -------
Interest on balances with financial institutions   145         178         170
Interest on federal funds sold                     115         222         290
                                               -------     -------     -------
  TOTAL INTEREST INCOME                         37,868      33,906      30,906
                                               -------     -------     -------

INTEREST EXPENSE
Interest-bearing demand                          1,490       1,225       1,110
Savings                                          1,020       1,001       1,038
Time ($100,000 and over)                         3,494       3,265       2,827
Other time                                       9,937       9,764       9,253
Interest on borrowed funds                       4,284       3,206       2,098
                                               -------     -------     -------
 TOTAL INTEREST EXPENSE                         20,225      18,461      16,326
                                               -------     -------     -------

Net interest income before
 provision for credit losses                    17,643      15,445      14,580
Provision for credit losses                      1,020         920       1,110
                                               -------     -------     -------

NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES                    16,623      14,525      13,470
                                               -------     -------     -------

OTHER INCOME
Service charges                                    845         780         759
Net gain/(loss) on the sale of securities          197         125          (8)
Net gain on the sale of other real estate           23          47         377
Net gain on the sale of other assets                 0           0         156
Other                                              512         631         344
                                               -------     -------     -------
 TOTAL OTHER INCOME                              1,577       1,583       1,628
                                               -------     -------     -------

OTHER EXPENSES
Salaries and employee benefits                   5,418       4,749       4,441
Occupancy expense                                  993         869         842
Equipment expense                                  781         677         610
Other operating expenses                         3,603       3,128       2,946
                                               -------     -------     -------
 TOTAL OTHER EXPENSES                           10,795       9,423       8,839
                                               -------     -------     -------

INCOME BEFORE INCOME TAXES                       7,405       6,685       6,259
Provision for income taxes                       1,756       1,578       1,616
                                               -------     -------     -------

NET INCOME                                      $5,649      $5,107      $4,643
                                               =======     =======     =======
BASIC EARNINGS PER SHARE                         $2.35       $2.13       $1.94
                                               =======     =======     =======

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     Exhibit C - Statements of Cash Flows

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31, (in thousands)     1999      1998      1997
                                                  --------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                  $37,503   $34,495   $30,613
Fees and commissions received                        1,358     1,411     1,103
Interest paid                                      (20,116)  (18,074)  (16,154)
Cash paid to suppliers and employees               (11,255)   (9,087)   (8,697)
Income taxes paid                                   (1,908)   (1,942)   (1,608)
                                                  --------  --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            5,582     6,803     5,257
                                                  --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                            2,000     1,500         0
 Proceeds from sales prior to maturity              28,903    14,451     8,920
 Proceeds from calls prior to maturity              18,927    46,533    17,251
 Purchases                                         (70,517)  (73,550)  (63,401)
Securities held to maturity:
 Proceeds from calls prior to maturity                 249       257         0
 Purchases                                          (1,622)     (231)     (655)
Net (increase)/decrease in
 interest-bearing bank balances                       (396)     (892)   (1,185)
Net increase in loans to customers                 (35,631)  (44,753)  (21,584)
Capital expenditures                                  (806)   (1,370)     (684)
                                                  --------  --------  --------
NET CASH USED IN INVESTING ACTIVITIES              (58,893)  (58,055)  (58,968)
                                                  --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits,
 money market demand, NOW accounts,
 and savings accounts                               17,835     7,286     5,766
Net increase in certificates of deposit             13,251    27,085    18,933
Net increase in borrowed funds                      22,998    18,181    26,656
Repayment of debt                                        0      (851)      (76)
Proceeds from issuance of common stock
 net of stock issuance costs                         3,693         0         0
Cash dividends paid                                 (1,922)   (1,703)   (1,396)
Cash paid in lieu of fractional shares
 in conjunction with 10% stock dividend                  0         0       (11)
                                                  --------  --------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           55,855    49,998    49,872
                                                  --------  --------  --------
NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS                                    2,544    (1,254)   (3,839)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      13,427    14,681    18,520
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $15,971   $13,427   $14,681
                                                  ========  ========  ========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
Net income                                          $5,649    $5,107    $4,643
                                                  --------  --------  --------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Amortization and accretion, net                        (84)      239        66
Depreciation and amortization                          794       653       612
Provision for credit losses                          1,020       920     1,110
Provision for deferred taxes                          (218)     (306)      (47)
Loss/(Gain) on sale of securities                     (197)     (125)        8
Gain on sale of other real estate                      (23)      (47)     (377)
Gain on sale of other assets                             0         0      (156)
Increase in interest payable                           109       388       173
Increase in taxes payable                               53       (16)       16
Increase (decrease) in accrued
 expenses and other liabilities                        356       128       232
Decrease (increase) in prepaid
 expenses and other assets                          (1,597)     (488)     (664)
Decrease (increase) in interest receivable            (280)      350      (359)
                                                  --------  --------  --------
Total adjustments                                      (67)    1,696       614
                                                  --------  --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES           $5,582    $6,803    $5,257
                                                  ========  ========  ========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     Exhibit D - Statements of Changes in Stockholders' Equity

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1999, 1998 and 1997
 (in thousands, except share data)

                                                                                                             ACCUM-
                                                                                                             ULATED
                                                                                                             OTHER
                                                                                                             COMP-
                                                  COMP-                                                      REHEN-
                                                  REHEN-         COMMON STOCK       ADD'L                     SIVE
                                                  SIVE     ---------------------   PAID-IN    RETAINED       INCOME
                                                 INCOME     SHARES      AMOUNT     CAPITAL    EARNINGS       (LOSS)      TOTAL
                                               ---------   ---------  ---------   ---------  ----------     ---------   -------
BALANCES, DECEMBER 31, 1996                                1,090,424     1,363       6,267      19,617          384      27,631
   Comprehensive Income:
     Net income for the year                       4,643                                         4,643                    4,643
     Other comprehensive income, net of tax:
       Unrealized gain on securities
       available-for-sale, net of deferred
       income taxes of $367                          705
       Reclassification adjustment for gain
       or loss included in income                      8
                                               ---------
     Total other comp. Income, net of tax            713                                                        713         713
                                               ---------
   Comprehensive Income                            5,356
                                               =========
   Cash dividends paid, $0.58 per share                                                         (1,396)                  (1,396)
   10% stock dividend                                         108,756       136                   (147)                     (11)
                                                            ---------  --------   --------   ---------      -------     -------
BALANCES, DECEMBER 31, 1997                                 1,199,180     1,499      6,267      22,717        1,097      31,580
   Comprehensive Income:
     Net income for the year                       5,107                                         5,107                    5,107
     Other comprehensive income, net of tax:
       Unrealized loss on securities
       available-for-sale,
       net of deferred income tax
       benefit of $157                              (181)
       Reclassification adjustment for gain
       or loss included in income                   (125)
                                               ---------
     Total other comp. Loss, net of tax             (306)                                                      (306)       (306)
                                               ---------
   Comprehensive Income                            4,801
                                               =========
   Cash dividends paid, $0.71 per share                                                         (1,703)                  (1,703)
   100% stock dividend                                      1,199,180     1,499                 (1,499)                       0
                                                            ---------  --------   --------   ---------      -------     -------
BALANCES, DECEMBER 31, 1998                                 2,398,360     2,998      6,267      24,622          791      34,678
   Comprehensive Income:
     Net income for the year                        5,649                                        5,649                    5,649
     Other comprehensive income, net of tax:
       Unrealized loss on securities
       available-for-sale,
       net of deferred income tax
       benefit of $2,598                           (5,240)
                                               ----------
       Reclassification adjustment for gain
       or loss included in income                     197
                                               ----------
     Total other comp. Loss, net of tax            (5,043)                                                   (5,043)     (5,043)
                                               ----------
   Comprehensive Income                               606
                                               ==========
   Cash dividends paid, $0.80 per share                                                         (1,922)                  (1,922)
   Proceeds from sale of 75,000 shares of
   Common Stock, at $40.00, net of issuance
   costs                                                       75,000        94      2,836                                2,930
  Proceeds from issuance of Common Stock
  through dividend reinvestment                                20,147        25        738                                  763
                                                            ---------  --------    -------   ---------      -------     -------
BALANCES, DECEMBER 31, 1999                                 2,493,507     3,117      9,841      28,349       (4,252)     37,055
                                                            =========  ========    =======   =========      =======     =======
     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements:

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accounting and reporting policies that affect the more significant elements of First National Community Bancorp, Inc.'s (the "Company") financial statements are summarized below. They have been followed on a consistent basis and are in accordance with generally accepted accounting principles and conform to general practice within the banking industry.

NATURE OF OPERATIONS
         The Company is a registered bank holding company, incorporated under the laws of the state of Pennsylvania. It is the Parent Company of First National Community Bank (the "Bank") and it's wholly owned subsidiary FNCB Realty, Inc.
         The Bank provides a variety of financial services to individuals and corporate customers through its eight banking locations located in northeastern Pennsylvania. It provides a full range of commercial banking services which includes commercial, residential and consumer lending. Additionally, the Bank provides to it's customers a variety of deposit products, including demand checking and interest-bearing deposit accounts.
         FNCB Realty, Inc.'s operating activities include the acquisition, holding, and disposition of certain real estate acquired in satisfaction of loan commitments owed by third party debtors to First National Community Bank.

PRINCIPLES OF CONSOLIDATION
         On July 1, 1998, the Company acquired First National Community Bank in a business combination accounted for as a pooling of interests. The Bank became the wholly owned subsidiary of the Company through the exchange of 1,199,180 shares of its common stock for all of the outstanding stock of the Bank.
         The Company did not conduct business activities prior to the July 1, 1998 stock exchange. Accordingly, the Parent Company Only financial information included in Note 14 of these financial statements presents the Company's results of operations and cash flows for the year ended December 31, 1999 and for it's initial period of operations commencing July 1, 1998 and ending on December 31, 1998.
         The accompanying consolidated financial statements for 1998 are based on the assumption that the companies were combined for the full year, and the financial statements of prior years have been restated to give effect to the combination. All significant intercompany transactions and balances have been eliminated in consolidation.

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

LOAN IMPAIRMENT
         The Bank applies the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," in it's evaluation of the loan portfolio. SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, net of disposal costs, discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral, net of disposal costs, if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

ADVERTISING COSTS
         Advertising costs are charged to operations in the year incurred and totaled $468,000, $341,000 and $272,000 in 1999, 1998 and 1997, respectively.

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

NET INCOME PER SHARE
         Basic earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares (the denominator) for the period. Such shares amounted to 2,407,278 in 1999, and 2,398,360 in 1998 and 1997 after giving retroactive effect to the 100% stock dividend declared in 1998 and the 10% stock dividend declared in 1997.

COMPREHENSIVE INCOME
         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 applies to fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods has been provided for comparative purposes. The adoption of SFAS had no impact on the Company's consolidated results of operations, financial position or cash flows.

SEGMENT REPORTING
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 applies to fiscal years beginning after December 15, 1997.
     First National Community Bancorp, Inc. is a one bank holding company operating primarily in northeastern Pennsylvania. The primary purpose of the company is the delivery of financial services within its market by means of a branch network located in Lackawanna and Luzerne counties. Each of the company's entities are part of the same reporting segment, whose operating results are regularly reviewed by management. Therefore, consolidated financial statements, as presented, fairly reflect the operating results of the financial services segment of our business.

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


2.  RESTRICTED CASH BALANCES:


         The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 1999 was $75,000, which amount was satisfied through the restriction of vault cash.
         In addition, the Bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 1999, the amount of these balances was $1,535,000.


3.  SECURITIES:

         Securities   have  been  classified  in  the   consolidated   financial
statements according to management's intent. The carrying amount of securities and their approximate fair values (in thousands) at December 31 follow:

Available-for-sale Securities:

                                              Gross       Gross
                                           Unrealized   Unrealized
                                 Amortized   Holding      Holding       Fair
                                   Cost       Gains       Losses       Value
                                 --------- ----------  ------------   --------
    December 31, 1999
U.S. Treasury securities
 and obligations of U.S.
 government agencies             $ 20,479       $ 0          $731     $ 19,748
Obligations of state and
 political subdivisions            39,785       298         2,148       37,935
Mortgage-backed securities         81,561       160         3,958       77,763
Corporate debt securities           1,001         0            64          937
Equity securities                      10         0             0           10
                                 --------      ----        ------     --------
  Total                          $142,836      $458        $6,901     $136,393
                                 ========      ====        ======     ========
   December 31, 1998
U.S. Treasury securities
 and obligations of U.S.
 government agencies              $12,366    $   47          $ 15     $ 12,398
Obligations of state and
 political subdivisions            32,453     1,283            65       33,671
Mortgage-backed securities         77,632       223           265       77,590
Corporate debt securities           1,001         4            13          992
Equity securities                      10         0             0           10
                                 --------    ------          ----     --------
  Total                          $123,462    $1,557          $358     $124,661
                                 ========    ======          ====     ========

Held-to-maturity Securities:

                                              Gross         Gross
                                            Unrealized    Unrealized
                                 Amortized   Holding       Holding       Fair
                                   Cost       Gains         Losses       Value
                                 ---------  ----------    ----------    -------
   December 31, 1999
U.S. Treasury securities
 and obligations of U.S.
 government agencies               $1,037         $0          $156       $ 881
Obligations of state and
 political subdivisions             1,162          0           234         928
                                   ------      -----        ------      ------
  Total                            $2,199         $0          $390      $1,809
                                   ======     ======        ======      ======


  December 31, 1998
U.S. Treasury securities
 and obligations of U.S.
 government agencies               $  711        $5             $2        $714
                                   ======     =====         ======      ======

         The following table shows the amortized cost and approximate fair value of the Bank's debt securities (in thousands) at December 31, 1999 using contracted maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Available-for-sale       Held-to-maturity
                                    -------------------    -------------------
                                    Amortized    Fair      Amortized     Fair
                                       Cost     Value        Cost       Value
                                    --------   --------    --------    -------
Amounts maturing in:
One Year or Less                    $      0   $      0    $     0     $    0
One Year through Five Years            4,433      4,440          0          0
After Five Years through Ten Years    18,979     18,716          0          0
After Ten Years                       37,853     35,464      2,199      1,809
Mortgage-backed Securities            81,561     77,763          0          0
                                    --------   --------     ------     ------
  Total                             $142,826   $136,383     $2,199     $1,809
                                    ========   ========     ======     ======


         Gross proceeds from the sale of securities for the years ended December 31, 1999, 1998, and 1997 were $28,903,000, $14,451,000, and $8,920,000, respectively with the gross realized gains being $254,000, $153,000, and $65,000, respectively, and gross realized losses being $57,000, $28,000, and $73,000, respectively.
         At December 31, 1999 and 1998, securities with a carrying amount of $85,399,000 and $73,195,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

4.       LOANS:


Major classifications of loans are summarized as follows:


                                                           (in thousands)
                                                           1999         1998
                                                        --------     --------
Real estate loans, secured by residential properties    $ 95,339     $ 98,534
Real estate loans, secured by nonfarm, nonresidential
   properties                                            134,690      113,020
Commercial and industrial loans                           61,337       49,796
Loans to individuals for household, family and other
   personal expenditures                                  65,075       58,799
Loans to state and political subdivisions                  7,389        8,570
All other loans, including overdrafts                        128          178
                                                        --------     --------
       Gross loans                                       363,958      328,897
Less: Unearned discount on loans                              (0)          (4)
                                                        --------     --------
       Subtotal                                          363,958      328,893
Less: Allowance for credit losses                         (4,714)      (4,283)
                                                        --------     --------
       Net loans                                        $359,244     $324,610
                                                        ========     ========


Changes in the allowance for credit losses were as follows:

                                                   (in thousands)

                                       1999              1998             1997
                                     -------           -------          -------
Balance, beginning of year           $ 4,283           $ 3,623          $ 3,167
Recoveries credited to allowance         267                47               43
Provision for credit losses            1,020               920            1,110
                                     -------           -------          -------
TOTAL                                  5,570             4,590            4,320
Losses charged to allowance              856               307              697
                                     -------           -------          -------
Balance, end of year                 $ 4,714           $ 4,283          $ 3,623
                                     =======           =======          =======


Information   concerning  the  Bank's  recorded  investment  in  nonaccrual  and restructured loans is as follows:

                                              (in thousands)
                                             1999       1998
                                             ----       ----
     Nonaccrual loans
       Impaired                              $  0     $    0
       Other                                  288        845
     Restructured loans                       283        289
                                             ----     ------
       Total                                 $571     $1,134
                                             ====     ======

         The interest income that would have been earned in 1999, 1998 and 1997 on nonaccrual and restructured loans outstanding at December 31, 1999, 1998 and 1997 in accordance with their original terms approximated $50,000, $125,000 and $99,000. The interest income actually realized on such loans in 1999, 1998 and 1997 approximated $23,000, $51,000 and $85,000. As of December 31, 1999, there were no outstanding commitments to lend additional funds to borrowers of impaired, restructured or nonaccrual loans.

5.  BANK PREMISES AND EQUIPMENT:


Bank premises and equipment are summarized as follows:

                                                     (dollars in thousands)

                                                     1999              1998
                                                    ------            ------
Land                                                $  783              $783
Buildings                                            2,278             2,268
Furniture, fixtures and equipment                    4,366             3,889
Leasehold improvements                               1,924             1,756
                                                    ------             -----
     Total                                           9,351             8,696
Less accumulated depreciation                        4,526             3,884
                                                    ------            ------
     Net                                            $4,825            $4,812
                                                    ======            ======

6.       DEPOSITS:

At December 31, 1999, time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows:

                                                    (in thousands)

                           Time Deposits
                             $100,000             Other
                             and Over          Time Deposits         Total
                           -------------       -------------        -------
2000                          $ 64,424             $122,305        $186,729
2001                             2,820               48,875          51,695
2002                             1,409                8,225           9,634
2003                                 0                5,774           5,774
2004 and Thereafter              2,278                4,496           6,774
                              --------             --------        --------
     Total                     $70,931             $189,675        $260,606
                              ========             ========        ========

7.       BORROWED FUNDS:

Borrowed funds at December 31, 1999 and 1998 include the following (in thousands):

                                               1999                1998
                                            -------             -------
Treasury Tax and Loan  Demand Note          $   356             $   437
Federal Funds Purchased                       4,845                   0
Other Short-Term Borrowings                   3,732                   0
Borrowings under Lines of Credit             79,240              64,739
                                            -------             -------
       Total                                $88,173             $65,176
                                            =======             =======

Federal funds purchased represent primarily overnight borrowings providing for the short-term funding requirements of the Company's banking subsidiary and generally mature within one business day of the transaction. Other short-term borrowings consist of transactions with maturities greater than one business day.

The following table presents Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh") advances at the earlier of the callable date or maturity date (in thousands):

                                                   December 31, 1999
                                                                Weighted
                                                                 Average
                                                 Amount       Interest Rate
                                                -------       ------------
   Within one year                              $35,000          5.94%
   After one year but within two years            7,033          5.85
   After two years but within three years         4,728          6.42
   After three years but within four years       15,000          5.57
   After four years but within five years        10,200          5.51
   After five years                               7,279          5.39
                                                -------
                                                $79,240
                                                =======

The FHLB of Pittsburgh advances are comprised of $59,240,000 of fixed rate advances and $20,000,000 of variable rate borrowings. All advances are collateralized either under a blanket pledge agreement by one to four family mortgage loans or with mortgage-backed securities.

At December 31, 1999, the Company had available from the FHLB of Pittsburgh an open line of credit for $18,701,000 which expires on October 19, 2000. The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request. At December 31, 1999 and 1998, the Company had no borrowings under this credit line. In addition, at December 31, 1999, the Company had available overnight repricing lines of credit with other correspondent banks totaling $24,000,000. At December 31, 1999, the Company had $4,845,000 outstanding with correspondent banks. There were no borrowings under these lines at December 31, 1998.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 1999 and 1998 were $87,818,000 and $64,738,000, respectively.


8.  BENEFIT PLANS:


         The Bank has a defined contribution profit sharing plan which covers all eligible employees. The Bank's contribution to the plan is determined at management's discretion at the end of each year and funded. Contributions to the plan in 1999, 1998 and 1997 amounted to $275,000, $250,000, and $220,000, respectively.
         During 1994, the Bank established an unfunded non-qualified deferred compensation plan covering all eligible bank officers and directors as defined by the plan. This plan provides eligible participants to elect to defer a portion of their compensation. At December 31, 1999, elective deferred compensation amounting to $647,000 plus $238,000 in accrued interest has been recorded as other liabilities in the accompanying balance sheet.


9.  INCOME TAXES:

The provision for income taxes included in the statement of income is comprised of the following components:

                                  1999              1998           1997
                                 ------            ------         ------
Current                          $1,974            $1,884         $1,663
Deferred                           (218)             (306)           (47)
                                 ------            ------         ------
     TOTAL                       $1,756            $1,578         $1,616
                                 ======            ======         ======

         Deferred tax (liabilities) assets are comprised of the following at December 31:

                                                      1999             1998
                                                     ------           ------
Unrealized Holding Gains (Losses) on Securities
   Available-for-Sale                                 $   0            $(408)
Deferred Loan Origination Fees                         (206)            (157)
Depreciation                                           (131)            (134)
Other                                                   (22)             (23)
                                                      -----            -----
   Gross Deferred Tax Liability                       $(359)           $(722)
                                                      -----            -----
Unrealized Holding Gains (Losses) on Securities
   Available-for-Sale                                $2,191           $    0
Allowance for Credit Losses                           1,427            1,262
Deferred Compensation                                   307              223
                                                     ------           ------
   Gross Deferred Tax Asset                           3,925            1,485
                                                     ------           ------
Deferred Tax Asset Valuation Allowance                 (535)            (548)
                                                     ------           ------
Net Deferred Tax (Liabilities) Assets                $3,031           $  215
                                                     ======           ======

         The provision for Income Taxes differs from the amount of income tax determined applying the applicable U.S. Statutory Federal Income Tax Rate to pre-tax income from continuing operations as a result of the following differences (in thousands):

                                               1999          1998        1997
                                              ------        ------      ------
Provision at Statutory Tax Rates              $2,518        $2,273      $2,128
Add (Deduct):
Tax Effects of Non-Taxable Interest Income      (902)         (828)       (789)
Non-Deductible Interest Expense                  127           116         107
Other Items Net                                   13            17         170
                                              ------        ------      ------
Provision for Income Taxes                    $1,756        $1,578      $1,616
                                              ======        ======      ======


         The net change in the valuation allowance for deferred tax asset was a decrease of $13,000 in 1999. The change relates to a decrease in the provision for income taxes to which this valuation relates.


10.  RELATED PARTY TRANSACTIONS:


At December 31, 1999 and 1998, certain officers and directors and/or companies in which they had 10% or more beneficial ownership were indebted to the Bank in the aggregate amounts of $15,349,000 and $10,498,000. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The Bank was also committed under standby letters of credit as described in Note 11.

During  1999,  $11,326,000  of  new  loans  were  made  and  repayments  totaled
6,475,000.

11.  COMMITMENTS:


(a) Leases:

The following table shows branch operations from leased facilities:

                                           Date            Lease
 Branch          Address                 Opened          Expiration          Renewal Option
------------   -----------------------  ----------       ----------       ---------------------
Fashion Mall   277 Scranton/Carbondale
               Highway,                 July 1988          May 2003        Three options of five
               Scranton                                                    years each with
                                                                           specified increases at
                                                                           the beginning of each
                                                                           option period

Wilkes-Barre   23 W. Market St.,        July 1993          May 2003        Three options of five
               Wilkes-Barre                                                years each with
                                                                           specified increases at
                                                                           the beginning of each
                                                                           option period

Pittston Plaza 1700 N. Township Blvd.,
               Pittston                 April 1995         September 2008  Two options of five
                                                                           years each with
                                                                           specified increases at
                                                                           the beginning of each
                                                                           option period

Kingston       754 Wyoming Ave.,
               Kingston                 August 1996        August 2006     Two options of five
                                                                           years each with
                                                                           specified increases at
                                                                           the beginning of each
                                                                           option period

Exeter         1625 Wyoming Ave.        November 1998      August 2008     Four options of five
               Exeter                                                      years each with
                                                                           specified increases at
                                                                           the beginning of each
                                                                           option period

Daleville      Rt. 435,                 Planned opening -  December 2010   Four options of five
               Daleville                second quarter of                  years each with
                                        2000                               specified increases at
                                                                           the beginning of each
                                                                           option period

         The Bank also leases office space for certain administrative and operational functions. Such lease, which expires in 2003, provides the bank the option of renewal for four successive three year periods commencing January 1, 2004; and carries specified annual rental increases.
         At December 31, 1999, the Bank was obligated under certain noncancelable leases for equipment with terms expiring over the next five years.

         The aforementioned leases have been treated as operating leases in the accompanying financial statements. Minimum future obligations under noncancelable operating leases in effect at December 31, 1999 are as follows (in thousands):

                                  FACILITIES                 EQUIPMENT
                                  ----------                 ---------
2000                               $  298                       $ 73
2001                                  301                         48
2002                                  305                         16
2003                                  137                          8
2004 and thereafter                   545                          2
                                   ------                       ----
     Total                         $1,586                       $147
                                   ======                       ====


Total rental expense under operating leases amounted to $361,000 in 1999, $322,000 in 1998, and $295,000 in 1997.





(b)  Financial Instruments with Off-Balance Sheet Risk:

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.
      The Bank does not require collateral or other security to support financial instruments with off-balance sheet credit risk.
      Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

                                        1999                     1998
                                      -------                  -------
Commitments to extend credit          $53,022                  $48,567
Standby letters of credit               7,985                   11,203


Outstanding commitments to extend credit and standby letters of credit issued to or on behalf of related parties amounted to $10,274,000 and $3,307,000 and $446,000 and $5,654,000 at December 31, 1999 and 1998, respectively.

(c)  Concentration of Credit Risk:

      Cash Concentrations: The Bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds sold of $0 and $3,400,000; and due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $7,024,000 and $5,442,000 as of December 31, 1999 and 1998, respectively.

     Loan Concentrations: At December 31, 1999, 17% of the Bank's commercial loan portfolio was concentrated in loans in the following four industries. Substantially all of these loans are secured by first mortgages on commercial properties. Floor plan loans to automobile dealers are secured by a first lien security interest in the vehicle inventories of the dealer.


                                                 In thousands             %
                                                 ------------           -----
       Hotels                                        $18,564             5.1%
       Automobile Dealers                             14,005             3.9
       Shopping Centers/Retail Complexes              14,711             4.1
       Office Complex/Units                           14,079             3.9

12.  REGULATORY MATTERS:


         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.
         As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized" the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                  (in thousands)
                                                                        To Be Well
                                                                    Capitalized Under
                                                    For Capital     Prompt Corrective
                                   Actual       Adequacy Purposes:  Action Provisions:
                            ------------------ ------------------- -------------------
                             Amount     Ratio    Amount     Ratio   Amount     Ratio
                            -------    ------- --------    ------  --------   -------
As of December 31, 1999:
 Total Capital
  (to Risk Weighted Assets)  $46,021    12.05%   >$30,544    >8.0%  >$38,181   >10.0%
 Tier I Capital
  (to Risk Weighted Assets)  $41,307    10.82%   >$15,272    >4.0%  >$22,908    >6.0%
 Tier I Capital
  (to Average Assets)        $41,307     7.62%   >$16,264    >3.0%  >$27,107    >5.0%
As of December 31, 1998:
 Total Capital
  (to Risk Weighted Assets)  $38,044    11.45%   >$26,592    >8.0%  >$33,239   >10.0%
 Tier I Capital
  (to Risk Weighted Assets)  $33,887    10.19%   >$13,296    >4.0%  >$19,944    >6.0%
 Tier I Capital
  (to Average Assets)        $33,887     7.10%   >$14,314    >3.0%  >$23,856    >5.0%


Banking Regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Retained earnings against which dividends may be paid without prior approval of the federal banking regulators amounted to $12,301,000 at December 31, 1999, subject to the minimum capital ratio requirements noted above.


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


The estimated fair values of the Bank's financial instruments (in thousands) are as follows:

                                                     December 31, 1999
                                                  Carrying             Fair
                                                   Value              Value
                                                ---------            --------
FINANCIAL ASSETS
 Cash and short term investments                 $ 15,971             $15,971
 Interest-bearing balances with financial
  institutions                                      2,874               2,871
 Securities                                       146,528             146,138
 Gross Loans                                      363,958             364,767

FINANCIAL LIABILITIES
 Deposits                                         $411,126            $410,847
 Borrowed funds                                     88,173              86,441

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
 Commitments to extend credit and standby
   letters of credit                                    $0                $129

                                                         December 31, 1998
                                                    Carrying             Fair
                                                     Value              Value
                                                    --------           -------
FINANCIAL ASSETS
 Cash and short term investments                    $ 13,427           $13,427
 Interest-bearing balances with financial
  institutions                                         2,478             2,478
 Securities                                          131,830           131,833
 Gross Loans                                         328,893           328,627

FINANCIAL LIABILITIES
 Deposits                                           $380,039          $381,215
 Borrowed funds                                       65,176            65,650

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
 Commitments to extend credit and standby
   letters of credit                                      $0               $68


14.   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY:

         Condensed parent company only financial information is as follows (in thousands):

  Condensed Balance Sheet December 31,                     1999       1998
                                                         -------    ------
  Assets:
    Cash                                                 $    75    $    32
    Investment in Subsidiary (equity method)              36,909     34,595
    Other assets                                              71         52
                                                         -------    -------
  Total Assets                                           $37,055    $34,679
                                                         =======    =======

  Liabilities and Stockholders' Equity:
  Stockholders' equity                                   $37,055    $34,679
                                                         =======    =======


Condensed Statement of Income for the year ending December 31, 1999 and for the initial period of operations commencing July 1, 1998 and ending December 31, 1998 1999 1998
  Income:
    Dividends from Subsidiary                              $1,279     $1,155
    Other Income                                                0          2
    Equity in Undistributed Income of Subsidiary            4,429      1,367
                                                           ------     ------
  Total Income                                             $5,708     $2,524
                                                           ------     ------
  Expenses                                                     59         18
                                                           ------     ------
    Net Income                                             $5,649     $2,506
                                                           ======     ======

Condensed  Statement of Cash Flows for the year ending
 December 31, 1999 and for the initial period of
 operations commencing July 1, 1998 and ending
 December 31, 1998
                                                         1999         1998
                                                       -------      -------
 Cash Flows from Operating Activities:
Net income                                             $ 5,649      $2,506
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Equity in undistributed income of subsidiary           (4,429)     (1,367)
 Increase in other assets                                  (18)        (52)
                                                       -------      ------
Net Cash Provided by Operating Activities              $ 1,202      $1,087
                                                       -------      ------
Cash Flows from Investing Activities:
 Investment in subsidiary                              $(2,929)     $    0
                                                       -------      ------
Net Cash Used in Investing Activities                  $(2,929)     $    0
                                                       -------      ------
Cash Flows from Financing Activities:
 Cash dividends                                        $(1,922)    $(1,055)
 Proceeds from borrowings                                    0         840
 Repayment of borrowings                                     0        (840)
 Advances from subsidiary                                    0          82
 Repayment of advances from subsidiary                       0         (82)
 Proceeds from issuance of common stock
  net of stock issuance costs                            3,692           0
                                                       -------     -------
Net Cash Used in Financing Activities                  $ 1,770     $(1,055)
                                                       -------     -------
Increase in Cash                                       $    43     $    32
Cash at Beginning of Period                                 32           0
                                                       -------     -------
Cash at End of Period                                  $    75     $    32
                                                       =======     =======

Non-cash investing and financing activities:
On July 1, 1998, the Company issued 1,199,180 shares of its common stock in exchange for all of the outstanding shares of the Bank. The investment in subsidiary was recorded at $33,550,000 which equaled the Stockholders' Equity of the Bank at the time of the exchange.

   15.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

In thousands, except per share amounts

                                           Quarter Ending

                              March 31,    June 30,  September 30,  December 31,
                              --------     -------   ------------   -----------
   1999
Interest income                $8,860       $9,589       $9,467        $9,952
Interest expense                4,877        4,991        4,983         5,374
                               ------       ------       ------        ------
Net interest income             3,983        4,598        4,484         4,578
Provision for credit losses       180          180          180           480
Other income                      516          334          303           424
Other expenses                  2,610        2,571        2,776         2,838
Provision for income taxes        393          547          454           362
                               ------       ------       ------        ------
Net income                     $1,316       $1,634       $1,377        $1,322
                               ======       ======       ======        ======
Basic earnings per share*       $0.55        $0.68        $0.57         $0.55
                               ======       ======       ======        ======

   1998
Interest income                $8,093       $8,332       $8,704        $8,777
Interest expense                4,387        4,509        4,732         4,833
                               ------       ------       ------        ------
Net interest income             3,706        3,823        3,972         3,944
Provision for credit losses       180          180          180           380
Other income                      335          449          450           349
Other expenses                  2,225        2,260        2,426         2,512
Provision for income taxes        394          473          431           280
                               ------       ------       ------        ------
Net income                     $1,242       $1,359       $1,385        $1,121
                               ======       ======       ======        ======
Basic earnings per share*       $0.52        $0.56        $0.58         $0.47
                               ======       ======       ======        ======

     o Per share data reflects the retroactive effect of the 100% stock dividend issued August 31, 1998.

     Exhibit E - Independent Auditors' Report


                          INDEPENDENT AUDITORS' REPORT

    To the Board of Directors and Stockholders of First National Community Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of First National Community Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


         Demetrius & Company, L.L.C.

         Wayne, New Jersey
         January 21, 2000