Form 10-Q
period 2000-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2000-04-25
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES  X      NO
                                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                          Common Stock, $1.25 par value
                                (Title of Class)

                                2,500,110 shares
                         (Outstanding at April 14, 2000)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                       Page No.
Part I - Consolidated Financial Statements

   Item 1.  Consolidated Financial Statements

            Consolidated Statements of Financial Condition
            March 31, 2000 and December 31, 1999                              1

            Consolidated Statements of Income
            Three Months Ended March 31, 2000 and 1999
            YTD Ended March 31, 2000 and 1999                                 2

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 and 1999                      3-4

            Consolidated Statements of Changes in Stockholders' Equity
            Three Months Ended March 31, 2000                                 5

            Notes to Consolidated Financial Statements                      6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7-18

Part II - Other Information:                                                 19

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities and Use of Proceeds

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5. Other Information

   Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                   20

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                               March 31,             Dec. 31,
                                                 2000                  1999
                                               ---------             --------
                                              (UNAUDITED)            (AUDITED)

ASSETS
Cash and cash equivalents:
 Cash and due from banks                       $  10,152             $ 15,971
 Federal funds sold                                    0                    0
                                               ---------             --------
   Total cash and cash equivalents                10,152               15,971
Interest-bearing balances
 with financial institutions                       2,874                2,874
Securities:
 Available-for-sale, at fair value               146,498              136,393
 Held-to-maturity, at cost
  (fair value $1,897 on March 31, 2000
  and $1,809 on December 31, 1999)                 2,233                2,199
 Federal Reserve Bank and FHLB stock, at cost      8,033                7,936
Net loans                                        373,413              359,244
Bank premises and equipment                        4,956                4,825
Other assets                                      11,414               10,921
                                                --------             --------
  Total Assets                                  $559,573             $540,363
                                                ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
 Demand - non-interest bearing                 $ 41,116              $ 42,535
 Interest bearing demand                         72,602                64,483
 Savings                                         44,197                43,502
 Time ($100,000 and over)                        78,244                70,931
 Other time                                     185,231               189,675
                                               --------              --------
  Total deposits                                421,390               411,126
Borrowed funds                                   95,099                88,173
Other liabilities                                 4,471                 4,009
                                               --------              --------
  Total Liabilities                            $520,960              $503,308
                                               --------              --------
Shareholders' equity:
Common Stock, $1.25 par value,
 authorized 5,000,000 shares;
 2,500,110 shares issued and
 outstanding at March 31, 2000
 and 2,493,507 shares issued and
 outstanding at December 31, 1999              $  3,125              $  3,117
Additional Paid-in Capital                       10,049                 9,841
Retained Earnings                                29,450                28,349
Accumulated Other Comprehensive Income           (4,011)               (4,252)
                                               --------              --------
  Total shareholders' equity                   $ 38,613              $ 37,055
                                               --------              --------
  Total Liabilities and Shareholders' Equity   $559,573              $540,363
                                               ========              ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                               Three Months Ending           Year-to-Date
                             March 31,    March 31,      March 31,    March 31,
                               2000         1999           2000         1999
                            ----------   ----------     ----------   ----------

Interest Income:
Loans                        $ 7,594      $ 6,794        $ 7,594      $ 6,794
Balances with banks               46           33             46           33
Investments                    2,520        1,964          2,520        1,964
Federal Funds Sold                11           69             11           69
                             -------      -------        -------      -------
 Total interest income        10,171        8,860         10,171        8,860
                             -------      -------        -------      -------

Interest Expense:
Deposits                       4,248        3,912          4,248        3,912
Borrowed Funds                 1,324          966          1,324          966
                             -------      -------        -------      -------
 Total interest expense        5,572        4,878          5,572        4,878
                             -------      -------        -------      -------

Net Interest Income
 before Loan Loss Provision    4,599        3,982          4,599        3,982
Provision for loan losses        180          180            180          180
                             -------      -------        -------      -------
 Net interest income           4,419        3,802          4,419        3,802
                             -------      -------        -------      -------
Other Income:
Service charges                  217          193            217          193
Other Income                     119          110            119          110
Gain (Loss) on sale of:
 Securities                      (10)         213            (10)         213
                             -------      -------        -------      -------
 Total other income              326          516            326          516
                             -------      -------        -------      -------

Other expenses:
Salaries & benefits            1,446        1,323          1,446        1,323
Occupancy & equipment            485          435            485          435
Other                            877          851            877          851
                             -------      -------        -------      -------
 Total other expenses          2,808        2,609          2,808        2,609
                             -------      -------        -------      -------
Income before income taxes     1,937        1,709          1,937        1,709
Income tax expense               413          393            413          393
                             -------      -------        -------      -------
 NET INCOME                  $ 1,524      $ 1,316        $ 1,524      $ 1,316
                             =======      =======        =======      =======

Basic earnings per share (1) $  0.61      $  0.55        $  0.61      $  0.55
                             =======      =======        =======      =======
Weighted average
 number of shares (1)       2,494,741    2,398,360      2,494,741    2,398,360
                            =========    =========      =========    =========







                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                   March 31,      March 31,
                                                     2000            1999
                                                   ---------      ---------
                                                   (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
 Interest Received                                  $  9,699       $  8,728
 Fees & Commissions Received                             336            303
 Interest Paid                                        (5,646)        (4,865)
 Income Taxes Paid                                       (53)             0
 Cash Paid to Suppliers & Employees                   (2,626)        (2,501)
                                                    --------       --------
Net Cash Provided (Used) by Operating
  Activities                                        $  1,710       $  1,665
                                                    --------       --------

Cash Flows from Investing Activities:
 Securities available for sale:
  Proceeds from Maturities                          $      0       $    500
  Proceeds from Sales prior to maturity                5,971         18,260
  Proceeds from Calls prior to maturity                2,066          8,139
  Purchases                                          (17,864)       (30,743)
 Securities held to maturity:
  Proceeds from Calls prior to maturity                    0            249
  Purchases                                                0         (1,622)
 Net (Increase) Decrease in
  Interest-Bearing Bank Balances                           0              0
 Net (Increase) Decrease in Loans to Customers       (14,349)       (23,923)
 Capital Expenditures                                   (336)          (363)
                                                    --------       --------
Net Cash Provided (Used) by Investing
  Activities                                        $(24,512)      $(29,503)
                                                    --------       --------

Cash Flows from Financing Activities:
 Net Increase (Decrease) in Demand Deposits,
  Money Market Demand, NOW Accounts,
  and Savings Accounts                              $  7,395       $ 12,553
 Net Increase in Certificates of Deposit               2,869          1,115
 Net Increase in Borrowed Funds                        6,926         11,903
 Net Proceeds from Issuance of Common Stock
  Through Dividend Reinvestment                          216              0
 Dividends Paid                                         (423)          (359)
                                                    --------       --------
Net Cash Provided (Used) by Financing
  Activities                                        $ 16,983       $ 25,212
                                                    --------       --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                  $ (5,819)      $ (2,626)
Cash & Cash Equivalents at Beginning of Year        $ 15,971       $ 13,459
                                                    --------       --------
CASH & CASH EQUIVALENTS AT END OF PERIOD            $ 10,152       $ 10,833
                                                    ========       ========



                                   (Continued)
                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                        2000          1999
                                                      --------      --------
                                                      (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                            $ 1,524        $ 1,316
                                                      -------        -------

Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Amortization (Accretion), Net                           (54)            38
  Depreciation                                            205            188
  Provision for Probable Credit Losses                    180            180
  Loss (Gain) on Sale of Investment Securities             10           (213)
  Increase (Decrease) in Taxes Payable                    360            393
  Decrease (Increase) in Interest Receivable             (418)          (170)
  Increase (Decrease) in Interest Payable                 (74)            12
  Decrease (Increase) in Prepaid Expenses
   and Other Assets                                      (198)          (413)
  Increase (Decrease) in Accrued Expenses
   and Other Liabilities                                  175            334
                                                      -------        -------
Total Adjustments                                     $   186        $   349
                                                      -------        -------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                          $ 1,710        $ 1,665
                                                      =======        =======















                        See notes to financial statements
                                       (4)


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                    For The Three Months Ended March 31, 2000
                        (In thousands, except share data)
                                   (UNAUDITED)

                                                                                                          ACCUM-
                                                                                                          ULATED
                                                                                                          OTHER
                                          COMP                                                             COMP
                                         REHEN-         COMMON STOCK          ADD'L                       REHEN-
                                          SIVE     ---------------------     PAID-IN       RETAINED        SIVE
                                         INCOME     SHARES       AMOUNT      CAPITAL       EARNINGS       INCOME        TOTAL
                                       ----------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                       2,493,507      $3,117       $9,841       $28,349        $(4,252)      $37,055
 Comprehensive Income:
  Net income for the period             1,524                                                1,524                        1,524
  Other comprehensive income, net
   of tax:
    Unrealized gain on securities
     available-for-sale, net of
     deferred income taxes of $124        251
    Reclassification adjustment           (10)
                                       ------
   Total other comprehensive
    income, net of tax                    241                                                                 241           241
                                       ------
  Comprehensive Income                  1,765
  Issuance of Common Stock through
   Dividend Reinvestment                              6,603           8           208                                       216
  Cash dividends paid, $0.17 per share                                                        (423)                        (423)
                                                  ---------      ------       -------      -------        -------       -------
BALANCES, MARCH 31, 2000                          2,500,110      $3,125       $10,049      $29,450        $(4,011)      $38,613
                                                  =========      ======       =======      =======        =======       =======














                        See notes to financial statements
                                       (5)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.
These interim  financial  statements  should  be read  in  conjunction  with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 1999.
(2) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,494,741 and 2,398,360 for the periods ending March 31, 2000 and 1999, respectively.
(3) In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 applies to fiscal years beginning after December 15, 1997.
FirstNational  Community  Bancorp,  Inc. is a one bank holding company operating primarily in northeastern Pennsylvania. The primary purpose of the company is the delivery of financial services within its market by means of a branch network located in Lackawanna and Luzerne counties. Each of the company's entities are part of the same reporting segment, whose operating results are regularly reviewed by management. Therefore, consolidated financial statements, as presented, fairly reflect the operating results of the financial services segment of our business.
(4) In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 applies to fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods has been provided for comparative purposes. The adoption of SFAS 130 had no impact on the company's consolidated results of operations, financial position or cash flows.
(5) During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS


                                       (6)

     133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999; earlier application is permitted. The company does not hold or issue derivative instruments as defined by SFAS 133; and accordingly, it is the opinion of management that there will be no future impact from this recent accounting standard.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "company") provides a comparison of the performance of the company for the periods ended March 31, 2000 and 1999. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

Background

     First National Community Bancorp, Inc. (the company) is a Pennsylvania Corporation, incorporated in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the bank). The bank is a wholly-owned subsidiary of the company.
     The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services. The company operates 9 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties. At March 31, 2000, the company had 166 full-time equivalent employees.
     The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:
  - the Main Office in Dunmore
  - the downtown  Scranton Office  established  in 1980
  - the Dickson City Office opened in December 1984
  - the Fashion Mall Office,  Scranton/Carbondale  Highway opened in July 1988
  - the Wilkes-Barre Office which opened in July 1993
  - the Pittston Office which opened in April 1995
  - the Kingston Office  which  opened in August 1996
  - the Exeter Office  which  opened in November 1998
  - the Daleville Office which opened in April 2000.



                                       (7)

     The bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan and deposit instruments. As a result of the bank's partnership with INVEST, our customers are able to access alternative products such as mutual funds, bonds, equities and annuities directly from our INVEST representatives.
     During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the Bank to manage, operate and liquidate properties acquired through foreclosure.

Summary:
-------

     Net income for the three months ended March 31, 2000 amounted to $1,524,000, an increase of $208,000 or 16% compared to the same period of the previous year. This increase can be attributed to a $617,000 improvement in net interest income. Earnings from securities sales decreased $223,000. Non-interest expenses increased $199,000, or 8%, over the same period of last year due primarily to an increase in salaries & benefits. Operating income for the same period, after excluding the effect of asset sales and loan loss provisions, increased $431,000 or 34%.

RESULTS OF OPERATIONS Net Interest Income:

     The Company's primary source of revenue is net interest income which totaled $4,599,000 and $3,982,000 for the first three months of 2000 and 1999, respectively. Year to date net interest margins (tax equivalent) increased fifteen basis points from 3.58% reported in 1999 to 3.73% comprised of a twenty-four basis point increase in the yield earned on earning assets and a twelve basis point increase in the cost of interest-bearing liabilities.
     Earning assets increased $24 million to $543 million during the first three months of 2000 and now total 97.1% of total assets, an increase from the year-end level of 96.1%.


















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

                                           Three-months ended March 31, 2000
                                           ---------------------------------
                                           Average                     Yield/
                                           Balance      Interest        Cost
                                           -------      --------       -----
                                                  (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (taxable)                            $356,774      $ 7,391         8.24%
 Loans (tax-free) (1)                         12,873          203         9.47
 Investment securities (taxable)             114,772        1,946         6.78
 Investment securities (tax-free)(1)          42,244          574         8.23
 Time deposits with banks and
  federal funds sold                           3,668           57         6.19
                                            --------    ---------         ----
Total interest-earning assets                530,331       10,171         7.94%
Non-interest earning assets                   17,409
                                            --------
  Total Assets                              $547,740
                                            ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                   $373,500      $ 4,248         4.57%
 Borrowed funds                               90,496        1,324         5.79
                                            --------      -------         ----
Total interest-bearing liabilities           463,996        5,572         4.81%
                                            --------      -------
Other liabilities and shareholders' equity    90,496
                                            --------
Total Liabilities and Shareholders' Equity  $547,740
                                            ========


Net interest income/rate spread                           $ 4,599         3.13%

Net yield on average interest-
 earning assets                                                           3.73%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                       114%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                           Three-months ended March 31, 1999
                                           ---------------------------------
                                           Average                      Yield/
                                           Balance     Interest          Cost
                                           -------     --------         ------
                                                (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans (taxable)                           $328,280     $ 6,605          8.08%
 Loans (tax-free) (1)                        12,758         189          8.97
 Investment securities (taxable)             95,749       1,499          6.26
 Investment securities (tax-free) (1)        33,970         465          8.30
 Time deposits with banks and
  federal funds sold                          8,325         102          4.95
                                           --------     -------          ----
Total interest-earning assets               479,082       8,860          7.70%
                                           --------     -------
Non-interest earning assets                  20,292
                                           --------
  Total Assets                             $499,374
                                           ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                  $351,348      $ 3,912         4.52%
 Borrowed funds                              69,303          966         5.57
                                           --------      -------         ----
Total interest-bearing liabilities          420,651        4,878         4.69%
                                           --------      -------
Other liabilities and shareholders' equity   78,723
                                           --------
Total Liabilities and Shareholders' Equity $499,374
                                           ========


Net interest income/rate spread                           $ 3,982        3.01%

Net yield on average interest-
 earning assets                                                          3.58%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                      114%


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

                                                Period Ended March 31,
                                                (Dollars in thousands)
                                                     2000 vs 1999
                                          Increase (Decrease)
                                                Due to
                                           Rate       Volume        Total
                                           ----       ------       -------
Loans (taxable)                            $232        $554        $  786
Loans (tax-free)                             12           2            14
Investment securities (taxable)             150         297           447
Investment securities (tax-free)             (4)        113           109
Time deposits with banks and
  federal funds sold                          9         (54)          (45)
                                           ----        ----        ------
Total interest income                      $399        $912        $1,311
                                           ----        ----        ------

Deposits                                   $128        $208        $  336
Borrowed funds                               63         295           358
                                           ----        ----        ------
Total interest expense                     $191        $503        $  694
                                           ----        ----        ------
Net change in net interest income          $208        $409        $  617
                                           ====        ====        ======



                                                 Period Ended March 31,
                                                 (Dollars in thousands)
                                                      1999 vs 1998
                                          Increase (Decrease)
                                                Due to
                                           Rate       Volume          Total
                                           ----       ------         -------
Loans (taxable)                           $(482)      $1,221          $ 739
Loans (tax-free)                             (2)         (36)           (38)
Investment securities (taxable)             (81)          71            (10)
Investment securities (tax-free)            (25)         103             78
Time deposits with banks and
  federal funds sold                        (15)          13             (2)
                                          -----       ------          -----
Total interest income                     $(605)      $1,372          $ 767
                                          -----       ------          -----

Deposits                                  $(183)      $  418          $ 235
Borrowed funds                              (57)         313            256
                                          -----       ------          -----
Total interest expense                    $(240)      $  731          $ 491
                                          -----       ------          -----
Net change in net interest income         $(365)      $  641          $ 276
                                          =====       ======          =====





                                      (11)

Other Income and Expenses:
-------------------------

     Other income in the first three months of 2000 decreased $190,000 in comparison to the same period of 1999. This decrease can be attributed to the $223,000 decrease in the gain on the sale of securities. Excluding income from asset sales, other income increased $33,000 or 11%, during the first three months of 2000 as compared to the same period of last year. Income from service charges increased $24,000, or 12%, in comparison to the same period of last year while other fee income increased $9,000, or 8%.
     Other expenses increased $199,000 or 8% for the period ended March 31, 2000 compared to the same period of the previous year. Salaries and Benefits costs account for a majority of the increase, adding $123,000, or 9% in comparison to the first three months of 1999. Occupancy and equipment costs rose 11% while other operating expenses increased $26,000, or 3%.

Other Comprehensive Income:
--------------------------
     The Company's other comprehensive income includes unrealized holding gains (losses) on securities which it has classified as available-for-sale in accordance with FASB 115, "Accounting for Certain Investments in Debt and Equity Securities."

Provision for Income Taxes:
--------------------------
     The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                2000          1999
                                               ------        ------
Provision at statutory rate                     $663          $582
Add (Deduct):
 Tax effect of non-taxable interest income      (264)         (222)
 Non-deductible interest expense                  38            31
 Other items, net                                (24)            2
                                                ----          ----
Income tax expense                              $413          $393
                                                ====          ====













                                      (12)

Securities:
     Carrying amounts and approximate fair value of investment securities are summarized as follows:
                                   March 31, 2000           December 31, 1999
                                   --------------           -----------------
                                Carrying       Fair        Carrying       Fair
                                 Amount        Value        Amount        Value
                                --------      ------       --------      ------
                                           (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies            $ 21,501     $ 21,360      $ 20,785   $ 20,629
Obligations of state &
 political subdivisions           43,194       42,999        39,097     38,863
Mortgage-backed securities        82,552       82,552        77,763     77,763
Corporate debt securities          1,484        1,484           937        937
Equity securities                  8,033        8,033         7,946      7,946
                                --------     --------      --------   --------
  Total                         $156,764     $156,428      $146,528   $146,138
                                ========     ========      ========   ========

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2000 of the Company's Investment Securities classified as available-for-sale:

                                            March 31, 2000
                                   ----------------------------------
                                         (Dollars in thousands)
                                               Gross        Gross
                                             Unrealized   Unrealized
                                 Amortized    Holding       Holding      Fair
                                   Cost        Gains        Losses       Value
                                 ---------   ----------   ----------    -------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:             $ 21,244      $  7        $  807      $20,444
Obligations of state and
 political subdivisions:            43,289       357         1,628       42,018
Mortgage-backed securities:         86,505       165         4,118       82,552
Corporate debt securities:           1,539         9            64        1,484
Equity securities:                   8,033         0             0        8,033
                                  --------      ----        ------      -------
  Total                           $160,610      $538        $6,617     $154,531
                                  ========      ====        ======     ========










                                      (13)

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2000 of the Company's Investment Securities classified as held-to-maturity:

                                                 March 31, 2000
                                   -------------------------------------------
                                             (Dollars in thousands)
                                             Gross          Gross
                                           Unrealized     Unrealized
                                Amortized    Holding        Holding       Fair
                                   Cost       Gains         Losses        Value
                                ---------   ---------     ----------     ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:             $1,056       $  0           $140       $  916
Obligations of state and
 political subdivisions:           1,177          0            196          981
Mortgage-backed securities:            0          0              0            0
Corporate debt securities:             0          0              0            0
Equity securities:                     0          0              0            0
                                  ------        ---           ----       ------
  Total                           $2,233        $ 0           $336       $1,897
                                  ======        ===           ====       ======

     The following table shows the amortized cost and approximate fair value of the company's debt securities at March 31, 2000 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                           Available-for sale              Held-to-maturity
                        ------------------------      ------------------------
                        Amortized          Fair       Amortized         Fair
                          Cost             Value        Cost            Value
                        ---------         ------      ---------         -----
                         (Dollars in Thousands)        (Dollars in Thousands)
Amounts maturing in:
 One year or less          $      0     $      0         $    0         $   0
 After one year through
  five years                  4,127        4,109              0             0
 After five years through
  ten years                  18,855       18,503              0             0
 After ten years             43,090       41,334          2,233         1,897
 Mortgage-backed securities  86,505       82,552              0             0
                           --------     --------         ------        ------
  Total                    $152,577     $146,498         $2,233        $1,897
                           ========     ========         ======        ======

     Gross proceeds from the sale of investment securities for the periods ended March 31, 2000 and 1999 were $5,970,925 and $18,259,633 respectively with the gross realized gains being $2,401 and $219,060 respectively, and gross realized losses being $12,404 and $5,869, respectively.
     At March 31, 2000 and 1999, investment securities with a carrying amount of $102,675,995 and $72,176,377 respectively, were pledged as collateral to secure public deposits and for other purposes.

                                      (14)

Loans:
     The  following  table  sets  forth  detailed  information   concerning  the
composition of the company's loan portfolio as of the dates specified:

                                   March 31, 2000           December 31, 1999
                                 ------------------       ---------------------
                                 Amount          %         Amount            %
                                 ------        ----       -------         -----
                                           (Dollars in thousands)

Real estate loans, secured
 by residential properties      $ 96,293       25.5       $ 95,339         26.2
Real estate loans, secured
 by nonfarm, nonresidential
 properties                      137,755       36.4        134,690         37.0
Commercial & industrial loans     65,211       17.2         61,337         16.9
Loans to individuals for
 household,family and other
 personal expenditures            66,182       17.5         65,075         17.9
Loans to state and political
 subdivisions                     12,736        3.4          7,389          2.0
All other loans,
 including overdrafts                 99        0.0            128          0.0
                                --------      -----       --------        -----
Total Gross Loans               $378,276      100.0       $363,958        100.0
                                              -----                       -----
 Less: Allow. for Loan Losses     (4,863)                   (4,714)
                                --------                  --------
Net Loans                       $373,413                  $359,244
                                ========                  ========

     The following table sets forth certain information with respect to the company's allowance for loan losses and charge-offs:

                                             Period Ended
                                   March 31,                Dec 31,
                                     2000                    1999
                                   ---------                -------
                                         (Dollars in thousands)

Balance, January 1                   $4,714                  $4,283
Recoveries Credited                      48                     267
Losses Charged                           79                     856
Provision for Loan Losses               180                   1,020
                                     ------                  ------
Balance at End of Period             $4,863                  $4,714
                                     ======                  ======










                                      (15)

     The following table presents information about the company's non-performing assets for the periods indicated:
                                          March 31, 2000    Dec 31, 1999
                                          --------------    ------------
                                              (Dollars in thousands)

Nonaccrual loans
 Impaired                                      $  0             $   0
 Other                                          702               288
Loans past due 90 days or more
 and still accruing                             137               498
                                               ----              ----
  Total non-performing loans                    839               786
                                               ----              ----
Other Real Estate Owned                           0                 0
                                               ----              ----
  Total non-performing assets                  $839              $786
                                               ====              ====

                                           March 31, 2000    Dec 31, 1999
                                           --------------    ------------
Non-performing loans as a
 percentage of gross loans                     0.2%              0.2%
                                              ======            ======

Non-performing assets as a
 percentage of total assets                    0.1%              0.1%
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


Provision for Credit Losses:
---------------------------

     The  provision  for  credit  losses  varies  from  year  to year  based  on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first three months of 2000 and 1999, respectively. The ratio of the loan loss reserve to total loans at March 31, 2000 and 1999 was 1.29% and 1.22%, respectively.
                                      (16)

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

Liquidity
---------
     The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the bank's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.
     The short-term liquidity position of the company is strong as evidenced by $10,152,000 in cash and due from banks and $2,874,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $3,500,000 or 2% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $3,600,000.



                                      (17)

     The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.


Capital Management
------------------
     A strong capital base is essential to the continued growth and profitability of the company and in that regard the maintenance of appropriate levels of capital is a management priority. The company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 12 to the financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.
     Total stockholders' equity increased $1,558,000 or 4.2% during the first three months of 2000 comprised of an increase in retained earnings in the amount of $1,101,000 after paying cash dividends, $216,000 from stock issued through Dividend Reinvestment and a $241,000 increase in the market value of our securities available-for-sale. During the same period of 1999, total stockholders' equity increased $161,000, or 0.5%, comprised of an increase in retained earnings of $956,000, after paying cash dividends offset by a $795,000 decrease in the market value of our securities available-for-sale. The total dividend payout during the first three months of 2000 and 1999 represents $.17 per share and $.15 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $1,317,000 and $956,000, respectively.
     The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2000, First National Community Bank met all capital requirements with a leverage ratio of 7.69% and core capital and total risk-based capital ratios of 10.59% and 11.80%, respectively.












                                      (18)

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























                                      (19)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date:   April 25, 2000                          /s/ J. David Lombardi
       --------------------                     ----------------------
                                                J. David Lombardi, President/
                                                 Chief Executive Officer


Date:   April 25, 2000                           /s/ William Lance
       ---------------------                     ------------------
                                                 William Lance, Treasurer/
                                                  Principal Financial Officer


























                                      (20)