Form 10-Q
period 2000-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2000-08-03
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

                      -------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES  X      NO
                                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                          Common Stock, $1.25 par value
                                (Title of Class)

                                2,506,247 shares
                         (Outstanding at July 17, 2000)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                      Page No.
Part I - Consolidated Financial Statements

  Item 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           June 30, 2000 and December 31, 1999                              1

           Consolidated Statements of Income
           Three Months Ended June 30, 2000 and 1999
           YTD Ended June 30, 2000 and 1999                                 2

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and 1999                        3-4

           Consolidated Statements of Changes in Stockholders' Equity
           Six Months Ended June 30, 2000                                   5

           Notes to Consolidated Financial Statements                     6-7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     7-18

Part II - Other Information:                                               19

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                 20

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                               June 30,               Dec. 31,
                                                 2000                   1999
                                              ---------              ---------
                                             (UNAUDITED)             (AUDITED)
ASSETS
 Cash and cash equivalents:
  Cash and due from banks                      $ 16,069               $ 15,971
  Federal funds sold                                375                      0
                                               --------               --------
    Total cash and cash equivalents              16,444                 15,971
Interest-bearing balances with
  financial institutions                          3,270                  2,874
Securities:
  Available-for-sale, at fair value             142,572                136,393
  Held-to-maturity, at cost
   (fair value $1,935 on June 30, 2000 and
   $1,809 on December 31, 1999)                   2,267                  2,199
  Federal Reserve Bank and FHLB stock, at cost    5,034                  7,936
Net loans                                       381,531                359,244
Bank premises and equipment                       5,478                  4,825
Other assets                                     10,988                 10,921
                                               --------               --------
   Total Assets                                $567,584               $540,363
                                               ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand - non-interest bearing                $ 45,837               $ 42,535
  Interest bearing demand                        78,840                 64,483
  Savings                                        45,943                 43,502
  Time ($100,000 and over)                       74,046                 70,931
  Other time                                    193,266                189,675
                                               --------               --------
   Total deposits                               437,932                411,126
Borrowed funds                                   84,739                 88,173
Other liabilities                                 4,684                  4,009
                                               --------               --------
   Total Liabilities                           $527,355               $503,308
                                               --------               --------

Shareholders' equity:
Common Stock, $1.25 par value,
 Authorized: 20,000,000 shares at
 June 30, 2000, and 5,000,000 shares
 at December 31, 1999;
 Issued and outstanding: 2,506,247 shares
 at June 30, 2000 and 2,493,507 shares
 at December 31, 1999
                                               $  3,133               $  3,117
Additional Paid-in Capital                       10,226                  9,841
Retained Earnings                                30,682                 28,349
Accumulated Other Comprehensive Income/(Loss)    (3,812)                (4,252)
                                               --------               --------
  Total shareholders' equity                   $ 40,229               $ 37,055
                                               --------               --------
  Total Liabilities and Shareholders' Equity   $567,584               $540,363
                                               ========               ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                        Three Months Ending       Year-to-Date
                                        -------------------   ------------------
                                        June 30,   June 30,   June 30,  June 30,
                                          2000       1999       2000      1999
                                        -------    -------    -------   --------

Interest Income:
Loans                                   $ 8,169    $ 7,411    $15,763    $14,205
Balances with banks                          47         33         93         66
Investments                               2,606      2,138      5,126      4,102
Federal Funds Sold                            4          7         15         76
                                        -------    -------    -------    -------
  Total interest income                  10,826      9,589     20,997     18,449
                                        -------    -------    -------    -------

Interest Expense:
Deposits                                  4,644      3,917      8,892      7,829
Borrowed Funds                            1,382      1,074      2,706      2,040
                                        -------    -------    -------    -------
  Total interest expense                  6,026      4,991     11,598      9,869
                                        -------    -------    -------    -------

Net Interest Income
    before Loan Loss Provision            4,800      4,598      9,399      8,580
Provision for loan losses                   180        180        360        360
                                        -------    -------    -------    -------
  Net interest income                     4,620      4,418      9,039      8,220
                                        -------    -------    -------    -------
Other Income:
Service charges                             260        205        477        398
Other Income                                116        129        235        240
Gain (Loss) on sale of:
  Securities                                 22          0         12        213
                                        -------    -------    -------    -------
   Total other income                       398        334        724        851
                                        -------    -------    -------    -------

Other expenses:
Salaries & benefits                       1,436      1,322      2,882      2,645
Occupancy & equipment                       500        432        985        868
Other                                       943        817      1,820      1,668
                                        -------    -------    -------    -------
   Total other expenses                   2,879      2,571      5,687      5,181
                                        -------    -------    -------    -------
Income before income taxes                2,139      2,181      4,076      3,890
Income tax expense                          481        547        894        940
                                        -------    -------    -------    -------
   NET INCOME                           $ 1,658    $ 1,634    $ 3,182    $ 2,950
                                        =======    =======    =======    =======

Basic earnings per share (1)            $  0.66    $  0.68    $  1.27    $  1.23
                                        =======    =======    =======    =======
Weighted average number of shares (1) 2,501,189  2,398,398  2,497,965  2,398,379
                                      =========  =========  =========  =========







                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                 June 30,      June 30,
                                                  2000           1999
                                                 --------      --------
                                                (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
  Interest Received                             $  20,694      $  18,263
  Fees & Commissions Received                         712            638
  Interest Paid                                   (11,139)        (9,718)
  Income Taxes Paid                                (1,097)          (804)
  Cash Paid to Suppliers & Employees               (4,975)        (6,174)
                                                ---------      ---------
Net Cash Provided (Used) by Operating
  Activities                                    $   4,195      $   2,205
                                                ---------      ---------

Cash Flows from Investing Activities:
  Securities available for sale:
   Proceeds from Maturities                     $       0      $   1,000
   Proceeds from Sales prior to maturity           14,297         18,260
   Proceeds from Calls prior to maturity            8,102         12,045
   Purchases                                      (24,931)       (37,172)
  Securities held to maturity:
   Proceeds from Calls prior to maturity                0            249
   Purchases                                            0         (1,622)
  Net (Increase) Decrease in
   Interest-Bearing Bank Balances                    (396)           198
  Net (Increase) Decrease in
   Loans to Customers                             (22,647)       (20,208)
  Capital Expenditures                             (1,071)          (500)
                                                 --------       --------
Net Cash Provided (Used) by Investing
  Activities                                     $(26,646)      $(27,750)
                                                 --------       --------

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Demand
   Deposits, Money Market Demand,
   NOW Accounts, and Savings Accounts            $ 20,100       $ 14,962
  Net Increase in Certificates of Deposit           6,706            552
  Net Increase (Decrease) in Borrowed Funds        (3,434)         9,362
  Net Proceeds from Issuance of Common Stock
   Through Dividend Reinvestment                      401            135
  Dividends Paid                                     (849)          (720)
                                                 --------       --------
Net Cash Provided (Used) by Financing
  Activities                                     $ 22,924       $ 24,291
                                                 --------       --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                               $    473       $ (1,254)
Cash & Cash Equivalents at Beginning of Year     $ 15,971       $ 13,459
                                                 --------       --------
CASH & CASH EQUIVALENTS AT END OF PERIOD         $ 16,444       $ 12,205
                                                 ========       ========



                                   (Continued)

                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                       2000          1999
                                                    ----------    ----------
                                                     (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                            $ 3,182      $  2,950
                                                      -------      --------
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
    Amortization (Accretion), Net                        (133)           (3)
    Depreciation                                          417           380
    Provision for Probable Credit Losses                  360           360
    Loss (Gain) on Sale of Investment Securities          (12)         (213)
    Increase (Decrease) in Taxes Payable                 (204)          137
    Decrease (Increase) in Interest Receivable           (170)         (184)
    Increase (Decrease) in Interest Payable               460           151
    Decrease (Increase) in Prepaid Expenses
      and Other Assets                                   (124)       (1,890)
    Increase (Decrease) in Accrued Expenses
      and Other Liabilities                               419           517
                                                      -------       -------
Total Adjustments                                     $ 1,013       $  (745)
                                                      -------       -------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                          $ 4,195       $ 2,205
                                                      =======       =======















                        See notes to financial statements
                                       (4)

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 2000
                        (In thousands, except share data)
                                   (UNAUDITED
                                                                                                      ACCUM-
                                                                                                      ULATED
                                                                                                      OTHER
                                                                                                      COMP-
                                        COMP-                                                         REHEN-
                                       REHEN-         COMMON STOCK         ADD'L       RETAINED       SIVE
                                        SIVE     --------------------     PAID-IN      RETAINED      INCOME/
                                       INCOME     SHARES      AMOUNT      CAPITAL      EARNINGS      (LOSS)     TOTAL
                                      --------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                     2,493,507     $3,117       $ 9,841      $28,349      $(4,252)  $37,055
 Comprehensive Income:
  Net income for the period             3,182                                             3,182                  3,182
  Other comprehensive income, net
   of tax:
  Unrealized gain on securities
   available-for-sale, net of
   deferred income taxes of $227          452
  Reclassification adjustment             (12)
                                        -----
   Total other comprehensive
    income, net of tax                    440                                                            440       440
                                        -----
 Comprehensive Income                   3,622
 Issuance of Common Stock through
 Dividend Reinvestment                             12,740         16           385                                 401
 Cash dividends paid, $0.34 per share                                                      (849)                  (849)
                                                ----------------------------------------------------------------------
BALANCES, JUNE 30, 2000                         2,506,247     $3,133       $10,226      $30,682      $(3,812)  $40,229
                                                ----------------------------------------------------------------------














                        See notes to financial statements
                                       (5)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 1999.
(2) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,497,965 and 2,398,379 for the periods ending June 30, 2000 and 1999, respectively.























                                       (6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial review of First National Community Bancorp, Inc. (the "company") provides a comparison of the performance of the company for the periods ended June 30, 2000 and 1999. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

Background

     First National Community Bancorp, Inc. (the company) is a Pennsylvania Corporation, incorporated in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the bank). The bank is a wholly-owned subsidiary of the company.
     The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services. The company operates 10 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties. At June 30, 2000, the company had 181 full-time equivalent employees.
     The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:
  - the Main Office in Dunmore
  - the downtown Scranton Office established in 1980
  - the Dickson City Office opened in December 1984
  - the Fashion Mall Office, Scranton/Carbondale Highway opened in July 1988
  - the Wilkes-Barre Office which opened in July 1993
  - the Pittston Office which opened in April 1995
  - the Kingston Office which opened in August 1996
  - the Exeter Office which opened in November 1998
  - the Daleville Office which opened in April 2000
  - the Plains Office which opened in June 2000.










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

Summary:
-------

     Net income for the six months ended June 30, 2000 amounted to $3,182,000, an increase of $232,000 or 8% compared to the same period of the previous year. This increase can be attributed to the $819,000 improvement in net interest income. Earnings from securities sales decreased $201,000. Non-interest expenses increased $506,000, or 10%, over the same period of last year due primarily to costs associated with two new community offices. Operating income for the same period, after excluding the effect of asset sales and loan loss provisions, increased $433,000 or 14%.

RESULTS OF OPERATIONS

 Net Interest Income:
--------------------

     The Company's primary source of revenue is net interest income which totaled $9,399,000 and $8,580,000 for the first six months of 2000 and 1999, respectively. Year to date net interest margins (tax equivalent) decreased four basis points from 3.78% reported in 1999 to 3.74% comprised of a nineteen basis point increase in the yield earned on earning assets and a twenty-eight basis point increase in the cost of interest-bearing liabilities.
     Earning assets increased $25 million to $545 million during the first six months of 2000 and now total 96.0% of total assets, comparable to the year-end level of 96.1%.


















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

                                             Six-months ended June 30, 2000
                                          -------------------------------------
                                            Average                      Yield/
                                            Balance       Interest        Cost
                                           ---------      --------       -----
                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
   Loans (taxable)                          $365,072       $15,359         8.37%
   Loans (tax-free) (1)                       12,747           404         9.50
   Investment securities (taxable)           115,533         3,959         6.85
   Investment securities (tax-free)(1)        42,591         1,168         8.31
   Time deposits with banks and
    federal funds sold                         3,440           108         6.31
                                            --------       -------         ----
Total interest-earning assets                539,383        20,998         8.05%
                                                           -------         ----
Non-interest earning assets                   17,815
                                            --------
   Total Assets                             $557,198
                                            ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   Deposits                                 $380,228       $ 8,892         4.70%
   Borrowed funds                             91,560         2,706         5.85
                                            --------       -------         ----
Total interest-bearing liabilities           471,788        11,598         4.92%
                                                           -------         ----
Other liabilities and shareholders' equity    85,410
                                            --------
Total Liabilities and Shareholders' Equity  $557,198
                                            ========


Net interest income/rate spread                            $ 9,400         3.13%

Net yield on average interest-
  earning assets                                                           3.74%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                                       114%

     (1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                             Six-months ended June 30, 1999
                                        ---------------------------------------
                                           Average                       Yield/
                                           Balance        Interest        Cost
                                          ---------      ----------      ------
                                                 (Dollars in thousands)

Assets:
Interest-earning assets:
  Loans (taxable)                          $ 333,802       $13,824         8.27%
  Loans (tax-free) (1)                        12,759           380         8.99
  Investment securities (taxable)             98,403         3,129         6.36
  Investment securities (tax-free) (1)        35,952           973         8.20
  Time deposits with banks and
    federal funds sold                         5,634           143         5.07
                                            --------       -------         ----
Total interest-earning assets                486,550        18,449         7.86%
                                                           -------         ----
Non-interest earning assets                   20,531
                                            --------
   Total Assets                             $507,081
                                            ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  Deposits                                  $354,647       $ 7,829         4.45%
  Borrowed funds                              73,105         2,040         5.55
                                            --------       -------         ----
Total interest-bearing liabilities           427,752         9,869         4.64%
                                                           -------         ----
Other liabilities and shareholders' equity    79,329
                                            --------
Total Liabilities and Shareholders' Equity  $507,081
                                            ========


Net interest income/rate spread                            $ 8,580         3.22%

Net yield on average interest-
  earning assets                                                           3.78%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                                       114%


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

                                               Period Ended June 30,
                                              (Dollars in thousands)
                                                   2000 vs 1999
                                        Increase (Decrease)
                                               Due to
                                         Rate       Volume        Total
                                        ------     --------     --------
Loans (taxable)                         $ 188       $1,347        $1,535
Loans (tax-free)                           24            0            24
Investment securities (taxable)           285          544           829
Investment securities (tax-free)           16          179           195
Time deposits with banks
 and federal funds sold                    14          (49)          (35)
                                        -----       ------        ------
Total interest income                   $ 527       $2,021        $2,548
                                        -----       ------        ------

Deposits                                $ 554       $  509        $1,063
Borrowed funds                            151          515           666
                                        -----       ------        ------
Total interest expense                  $ 705       $1,024        $1,729
                                        -----       ------        ------
Net change in net interest income       $(178)      $  997        $  819
                                        =====       ======        ======



                                               Period Ended June 30,
                                              (Dollars in thousands)
                                                   1999 vs 1998
                                        Increase (Decrease)
                                             Due to
                                         Rate       Volume        Total
                                        ------     --------      -------
Loans (taxable)                         $(575)      $2,507        $1,932
Loans (tax-free)                           (4)         (56)          (60)
Investment securities (taxable)          (144)         219            75
Investment securities (tax-free)          (56)         198           142
Time deposits with banks
 and federal funds sold                   (19)         (47)          (66)
                                        -----       ------        ------
Total interest income                   $(798)      $2,821        $2,023
                                        -----       ------        ------

Deposits                                $(414)      $  825        $  411
Borrowed funds                           (116)         678           562
                                        -----       ------        ------
Total interest expense                  $(530)      $1,503        $  973
                                        -----       ------        ------
Net change in net interest income       $(268)      $1,318        $1,050
                                        =====       ======        ======





                                      (11)

Other Income and Expenses:
-------------------------

     Other income in the first six months of 2000 decreased $127,000 in comparison to the same period of 1999. This decrease can be attributed primarily to a $201,000 decrease in the gain on the sale of securities. Excluding income from asset sales, other income increased $74,000 or 12%, during the first six months of 2000 as compared to the same period of last year. Income from service charges increased $79,000, or 20%, in comparison to the same period of last year while other fee income decreased $5,000, or 2%.
     Other expenses increased $506,000 or 10% for the period ended June 30, 2000 compared to the same period of the previous year. Salaries and Benefits costs account for a majority of the increase, adding $237,000, or 9% in comparison to the first six months of 1999. Occupancy and equipment costs rose 13% while other operating expenses increased $152,000, or 9%.

Other Comprehensive Income:
---------------------------
     The Company's other comprehensive income includes unrealized holding gains (losses) on securities which it has classified as available-for-sale in accordance with FASB 115, "Accounting for Certain Investments in Debt and Equity Securities."

Provision for Income Taxes:
--------------------------
     The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                       2000          1999
                                                      ------        ------
Provision at statutory rate                           $1,394        $1,330
Add (Deduct):
  Tax effect of non-taxable interest income             (534)         (460)
  Non-deductible interest expense                         78            64
  Other items, net                                       (44)            6
                                                      ------        ------
Income tax expense                                    $  894        $  940
                                                      ======        ======














                                      (12)

Securities:
     Carrying amounts and approximate fair value of investment securities are summarized as follows:
                                   June 30, 2000            December 31, 1999
                                  ---------------          -------------------
                                Carrying        Fair      Carrying        Fair
                                 Amount        Value       Amount        Value
                                --------      ------      --------      ------
                                         (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies            $ 21,508     $ 21,371     $ 20,785    $ 20,629
Obligations of state &
 political subdivisions           40,653       40,458       39,097      38,863
Mortgage-backed securities        81,231       81,231       77,763      77,763
Corporate debt securities          1,447        1,447          937         937
Equity securities                  5,034        5,034        7,946       7,946
                                --------     --------     --------    --------
   Total                        $149,873     $149,541     $146,528    $146,138
                                ========     ========     ========    ========

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2000 of the Company's Investment Securities classified as available-for-sale:

                                                June 30, 2000
                                  ---------------------------------------------
                                            (Dollars in thousands)
                                              Gross           Gross
                                            Unrealized      Unrealized
                                Amortized     Holding         Holding    Fair
                                   Cost        Gains           Losses    Value
                                ---------   ----------      ----------  -------
U.S. Treasury securities and
  obligations of U.S.
  government agencies:          $ 21,260        $  6          $  834   $ 20,432
Obligations of state and
  political subdivisions:         40,839         281           1,658     39,462
Mortgage-backed securities:       84,711         278           3,758     81,231
Corporate debt securities:         1,538           0              91      1,447
Equity securities:                 5,034           0               0      5,034
                                --------        ----          ------   --------
  Total                         $153,382        $565          $6,341   $147,606
                                ========        ====          ======   ========










                                      (13)

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2000 of the Company's Investment Securities classified as held-to-maturity:

                                              June 30, 2000
                                ----------------------------------------------
                                           (Dollars in thousands)
                                              Gross         Gross
                                           Unrealized     Unrealized
                                Amortized    Holding        Holding       Fair
                                  Cost        Gains          Losses       Value
                                ---------  ----------     ----------    -------
U.S. Treasury securities and
  obligations of U.S.
  government agencies:            $1,076       $   0          $137        $ 939
Obligations of state and
  political subdivisions:          1,191           0           195          996
Mortgage-backed securities:            0           0             0            0
Corporate debt securities:             0           0             0            0
Equity securities:                     0           0             0            0
                                  ------       -----          ----        -----
   Total                          $2,267       $   0          $332       $1,935
                                  ======       =====          ====       ======

     The following table shows the amortized cost and approximate fair value of the company's debt securities at June 30, 2000 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Available-for-sale           Held-to-maturity
                                 -------------------         ------------------
                               Amortized         Fair      Amortized      Fair
                                 Cost           Value        Cost        Value
                               ---------       -------     ---------    -------
                               (Dollars in Thousands)     (Dollars in Thousands)
Amounts maturing in:
 One year or less              $      0       $      0      $     0      $   0
 After one year through
   five years                     3,057          3,022            0          0
 After five years through
   ten years                     18,625         18,240            0          0
 After ten years                 41,955         40,079        2,267      1,935
 Mortgage-backed securities      84,711         81,231            0          0
                               --------       --------       ------     ------
   Total                       $148,348       $142,572       $2,267     $1,935
                               ========       ========       ======     ======

     Gross proceeds from the sale of investment securities for the periods ended June 30, 2000 and 1999 were $14,297,515 and $18,259,633 respectively with the gross realized gains being $41,961 and $219,060 respectively, and gross realized losses being $29,686 and $5,869, respectively.
     At June 30, 2000 and 1999, investment securities with a carrying amount of $89,754,565 and $78,445,710 respectively, were pledged as collateral to secure public deposits and for other purposes.


                                      (14)

Loans:
     The  following  table  sets  forth  detailed  information   concerning  the
composition of the company's loan portfolio as of the dates specified:

                                       June 30, 2000          December 31, 1999
                                     -----------------       -----------------
                                     Amount      %           Amount        %
                                     -------   -----        -------      -----
                                             (Dollars in thousands)

Real estate loans, secured by
 residential properties              $ 96,206   24.9        $ 95,339       26.2
Real estate loans, secured by
 nonfarm, nonresidential properties   147,820   38.3         134,690       37.0
Commercial & industrial loans          68,804   17.8          61,337       16.9
Loans to individuals for household,
  family and other personal
  expenditures                         65,680   17.0          65,075       17.9
Loans to state and political
 subdivisions                           7,570    2.0           7,389        2.0
All other loans, including overdrafts     382    0.0             128        0.0
                                     --------  -----        --------      -----
Total Gross Loans                    $386,462  100.0        $363,958      100.0
                                               -----                      -----
 Less: Allow. for Loan Losses          (4,931)                (4,714)
                                     --------               --------
Net Loans                            $381,531               $359,244
                                     ========               ========

The following table sets forth certain information with respect to the company's allowance for loan losses and charge-offs:

                                                   Period Ended
                                        ----------------------------------
                                         June 30,               Dec 31,
                                           2000                  1999
                                         --------               -------
                                             (Dollars in thousands)

Balance, January 1                       $4,714                  $4,283
Recoveries Credited                          81                     267
Losses Charged                              224                     856
Provision for Loan Losses                   360                   1,020
                                         ------                  ------
Balance at End of Period                 $4,931                  $4,714
                                         ======                  ======










                                      (15)

     The following table presents information about the company's non-performing assets for the periods indicated:

                                    June 30, 2000              Dec 31, 1999
                                   ---------------            --------------
                                            (Dollars in thousands)

Nonaccrual loans
  Impaired                             $    0                     $   0
  Other                                   938                       288
Loans past due 90 days or more
 and still accruing                       363                       498
                                       ------                     -----
   Total non-performing loans           1,301                       786
                                       ------                     -----
Other Real Estate Owned                     0                         0
                                       ------                     -----
   Total non-performing assets         $1,301                     $ 786
                                       ======                     =====

                                    June 30, 2000                Dec 31, 1999
                                    -------------                ------------
Non-performing loans as a
  percentage of gross loans              0.3%                      0.2%
                                       ======                    ======

Non-performing assets as a
  percentage of total assets             0.2%                      0.1%
                                       ======                    ======

     Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. The increase in nonaccrual loans is comprised of five credits which are adequately secured by mortgages or UCC's on the property. Any loss recognized on these loans is expected to be minimal.
     Other real estate consists of property acquired through foreclosure. The property is carried at the lower of cost or the estimated fair value based on an independent appraisal.


Provision for Credit Losses:
---------------------------

     The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to


                                      (16)
examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first six months of 2000 and 1999, respectively. The ratio of the loan loss reserve to total loans at June 30, 2000 and 1999 was 1.28% and 1.30%, respectively.


Asset/Liability Management, Interest Rate Sensitivity and Inflation
-------------------------------------------------------------------
     The major objectives of the company's asset and liability management are to
(1) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges, (2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. First National Community Bank manages these objectives through its Senior Management and Asset and Liability Management Committees. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the Bank's earnings sensitivity to changes in these rates.

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



                                      (17)

     The short-term liquidity position of the company is strong as evidenced by $16,069,000 in cash and due from banks and $2,973,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $2,579,000 or 2% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $2,400,000.

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

     Total stockholders' equity increased $3,174,000 or 9% during the first six months of 2000 comprised of an increase in retained earnings in the amount of $2,333,000 after paying cash dividends, $401,000 from stock issued through Dividend Reinvestment and a $440,000 increase in the market value of our securities available-for-sale. During the same period of 1999, total stockholders' equity decreased $829,000, or 2%, comprised of an increase in retained earnings of $2,230,000, after paying cash dividends and $135,000 from stock issued through Dividend Reinvestment offset by a $3,194,000 decrease in the market value of our securities available-for-sale. The total dividend payout during the first six months of 2000 and 1999 represents $.34 per share and $.30 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $2,734,000 and $2,365,000, respectively.

     The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2000, First National Community Bank met all capital requirements with a leverage ratio of 7.69% and core capital and total risk-based capital ratios of 10.72% and 11.92%, respectively.





                                      (18)

Part II  Other Information

Item 1 - Legal Proceeding
     The Bank is not involved in any material pending legal proceedings, other than routine litigation incidental to the business.

Item 2 - Changes in Securities
     None

Item 3 - Defaults upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     The 2000 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 17, 2000 at the Company's Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania, for the purpose of (1) electing four Class B Directors to serve for a three-year term and until their successors are elected and qualified and (2) to approve and adopt a proposed amendment to Article Fifth of the company's Articles of Incorporation to increase the company's number of authorized shares of common stock, par value $1.25 per share, from 5,000,000 shares to 20,000,000 shares. The following Class B directors were elected to serve until 2003: Michael G. Cestone, Martin F. Gibbons, J. David Lombardi and John R. Thomas. The proposal to increase the number of authorized shares to 20,000,000 was approved by the shareholders.

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8 - K
     On May 30, 2000 a Form 8-K was filed for the purpose of Amending and Restating the company's Articles of Incorporation concerning the shareholders vote to increase the aggregate number of shares that the Registrant shall have the authority to issue to 20,000,000 shares of Common Stock having a par value of $1.25 per share.













                                      (19)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date:   July 31, 2000                        /s/ J. David Lombardi
       ----------------------               -----------------------------------
                                            J. David Lombardi, President/
                                            Chief Executive Officer


Date:   July 31, 2000                        /s/ William Lance
       ----------------------               -----------------------------------
                                            William Lance, Treasurer/
                                            Principal Financial Officer


























                                      (20)