Form 10-Q
period 2000-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2000-11-06
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

                                2,506,247 shares
                        (Outstanding at October 16, 2000)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                       Page No.
Part I - Consolidated Financial Statements

  Item 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           September 30, 2000 and December 31, 1999                           1

           Consolidated Statements of Income
           Three Months Ended September 30, 2000 and 1999
           YTD Ended September 30, 2000 and 1999                              2

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and 1999                    3-4

           Consolidated Statements of Changes in Stockholders' Equity
           Nine Months Ended September 30, 2000                               5

           Notes to Consolidated Financial Statements                       6-7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       7-18

Part II - Other Information:                                                 19

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                   20

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                               Sept. 30,               Dec. 31,
                                                 2000                    1999
                                              (UNAUDITED)              (AUDITED)
                                              -----------              ---------
ASSETS
 Cash and cash equivalents:
  Cash and due from banks                      $ 12,022                $ 15,971
  Federal funds sold                              5,000                       0
                                               --------                --------
   Total cash and cash equivalents               17,022                  15,971
 Interest-bearing balances with
  financial institutions                          3,559                   2,874
 Securities:
  Available-for-sale, at fair value             142,419                 136,393
  Held-to-maturity, at cost
   (fair value $2,004 on Sept. 30, 2000 and
   $1,809 on December 31, 1999)                   2,302                   2,199
 Federal Reserve Bank and FHLB stock, at cost     5,033                   7,936
 Net loans                                      385,293                 359,244
 Bank premises and equipment                      5,572                   4,825
 Other assets                                    10,814                  10,921
                                               --------                --------
    Total Assets                               $572,014                $540,363
                                               ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
  Demand - non-interest bearing                $ 41,727                $ 42,535
  Interest bearing demand                        82,214                  64,483
  Savings                                        45,248                  43,502
  Time ($100,000 and over)                       73,873                  70,931
  Other time                                    200,826                 189,675
                                               --------                --------
   Total deposits                               443,888                 411,126
 Borrowed funds                                  80,604                  88,173
 Other liabilities                                4,988                   4,009
                                               --------                --------
    Total Liabilities                          $529,480                $503,308
                                               --------                --------
Shareholders' equity:
 Common Stock, $1.25 par value,
  Authorized: 20,000,000 shares at
   Sept. 30, 2000,
   and 5,000,000 shares at
   December 31, 1999;
  Issued and outstanding:
   2,506,247 shares at Sept. 30, 2000
   and 2,493,507 shares at December 31, 1999
                                               $  3,133                $  3,117
 Additional Paid-in Capital                      10,215                   9,841
 Retained Earnings                               31,766                  28,349
 Accumulated Other Comprehensive Income/(Loss)   (2,580)                 (4,252)
                                               --------                --------
   Total shareholders' equity                  $ 42,534                $ 37,055
                                               --------                --------
    Total Liabilities and Shareholders' Equity $572,014                $540,363
                                               ========                ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                              Three Months Ending             Year-to-Date
                            ------------------------       ---------------------
                            Sept. 30,      Sept. 30,       Sept. 30,   Sept. 30,
                              2000           1999            2000        1999
                            ---------      ---------       ---------   ---------

Interest Income:
Loans                       $ 8,390         $ 7,287         $ 24,153   $ 21,492
Balances with banks              61              36              154        103
Investments                   2,498           2,122            7,624      6,223
Federal Funds Sold              170              22              185         98
                            -------         -------         --------   --------
 Total interest income       11,119           9,467           32,116     27,916
                            -------         -------         --------   --------

Interest Expense:
Deposits                      5,086           3,955           13,978     11,784
Borrowed Funds                1,260           1,028            3,966      3,068
                            -------         -------         --------   --------
 Total interest expense       6,346           4,983           17,944     14,852
                            -------         -------         --------   --------

Net Interest Income
 before Loan Loss Provision   4,773           4,484           14,172     13,064
Provision for loan losses       180             180              540        540
                            -------         -------         --------   --------
Net interest income           4,593           4,304           13,632     12,524
                            -------         -------         --------   --------
Other Income:
Service charges                 273             220              750        618
Other Income                    133             100              368        339
Gain (Loss) on sale of:
 Securities                     (23)            (16)             (11)       197
                            -------         -------         --------   --------
  Total other income            383             304            1,107      1,154
                            -------         -------         --------   --------

Other expenses:
Salaries & benefits           1,504           1,418            4,386      4,063
Occupancy & equipment           497             464            1,482      1,331
Other                           941             895            2,761      2,563
                            -------         -------         --------   --------
  Total other expenses        2,942           2,777            8,629      7,957
                            -------         -------         --------   --------
Income before income taxes    2,034           1,831            6,110      5,721
Income tax expense              474             454            1,368      1,394
                            -------         -------         --------    -------
  NET INCOME                $ 1,560         $ 1,377         $  4,742    $ 4,327
                            =======         =======         ========    =======

Basic earnings per share (1)$  0.62         $  0.57         $   1.90    $  1.80
                            =======         =======         ========    =======
Weighted average number
  of shares (1)           2,506,247        2,402,809       2,500,746  2,399,872
                          =========        =========       =========  =========






                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                   Sept. 30,     Sept. 30,
                                                     2000           1999
                                                   ---------     ---------
                                                   (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received                                  $ 31,397       $  27,416
Fees & Commissions Received                           1,118             957
Interest Paid                                       (17,297)        (14,894)
Income Taxes Paid                                    (1,678)         (1,498)
Cash Paid to Suppliers & Employees                   (7,485)         (8,406)
                                                   --------       ---------
Net Cash Provided (Used) by Operating
  Activities                                       $  6,055       $   3,575
                                                   --------       ---------

Cash Flows from Investing Activities:
Securities available for sale:
 Proceeds from Maturities                          $      0       $   1,500
 Proceeds from Sales prior to maturity               39,414          20,306
 Proceeds from Calls prior to maturity               12,254          15,117
 Purchases                                          (52,179)        (52,421)
Securities held to maturity:
 Proceeds from Calls prior to maturity                    0             249
 Purchases                                                0          (1,622)
Net (Increase) Decrease in
 Interest-Bearing Bank Balances                        (685)           (296)
Net (Increase) Decrease in Loans to Customers       (26,664)        (34,246)
Capital Expenditures                                 (1,401)           (728)
                                                   --------        --------
Net Cash Provided (Used) by Investing
  Activities                                       $(29,261)       $(52,141)
                                                   --------        --------

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits,
 Money Market Demand, NOW Accounts,
 and Savings Accounts                              $ 18,669        $ 17,727
Net Increase in Certificates of Deposit              14,093          11,545
Net Increase (Decrease) in Borrowed Funds            (7,570)         19,186
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment                           390             364
Dividends Paid                                       (1,325)         (1,128)
                                                   --------        --------
Net Cash Provided (Used) by Financing
  Activities                                       $ 24,257        $ 47,694
                                                   --------        --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                 $  1,051        $   (872)
Cash & Cash Equivalents at Beginning of Year       $ 15,971        $ 13,459
                                                   --------        --------
CASH & CASH EQUIVALENTS AT END OF PERIOD           $ 17,022        $ 12,587
                                                   ========        ========



                                   (Continued)

                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                  Sept. 30,       Sept. 30,
                                                     2000           1999
                                                  ---------       ---------
                                                   (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                         $  4,742         $  4,327
                                                   --------         --------
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
Amortization (Accretion), Net                          (190)             (31)
Depreciation                                            653              581
Provision for Probable Credit Losses                    540              540
Loss (Gain) on Sale of Investment Securities             11             (197)
Increase (Decrease) in Taxes Payable                   (309)            (104)
Decrease (Increase) in Interest Receivable             (529)            (469)
Increase (Decrease) in Interest Payable                 646              (42)
Decrease (Increase) in Prepaid Expenses
 and Other Assets                                      (151)          (1,895)
Increase (Decrease) in Accrued Expenses
and Other Liabilities                                   642              865
                                                   --------         --------
  Total Adjustments                                $  1,313         $   (752)
                                                   --------         --------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                       $  6,055         $  3,575
                                                   ========         ========














                        See notes to financial statements
                                       (4)

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 2000
                        (In thousands, except share data)
                                   (UNAUDITED)
                                                                                                ACCUM-
                                                                                                ULATED
                                                                                                OTHER
                                                                                                 COMP-
                                     COMP-                                                      REHEN-
                                     REHEN-       COMMON STOCK          ADD'L                   SIVE
                                      SIVE     --------------------    PAID-IN     RETAINED    INCOME
                                     INCOME     SHARES       AMOUNT    CAPITAL     EARNINGS     (LOSS)    TOTAL
                                    --------  ------------ ---------  ---------   ----------  ---------  -------
BALANCES, DECEMBER 31, 1999                     2,493,507    $3,117     $9,841      $28,349   $(4,252)   $37,055
 Comprehensive Income:
   Net income for the period          4,742                                           4,742                4,742
   Other comprehensive income, net
   of tax:
    Unrealized gain on securities
    available-for-sale, net of
    deferred income taxes of $862     1,661
    Reclassification adjustment          11
                                     ------
  Total other comprehensive
   income, net of tax                 1,672                                                     1,672      1,672
                                     ------
 Comprehensive Income                 6,414
 Issuance of Common Stock through
 Dividend Reinvestment                             12,740        16        374                               390
 Cash dividends paid, $0.53 per share                                                (1,325)              (1,325)
                                                --------- ---------    -------    ---------   -------    -------
BALANCES, SEPTEMBER 30, 2000                    2,506,247    $3,133    $10,215      $31,766   $(2,580)   $42,534
                                                --------- ---------    -------    ---------   -------    -------














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

          (2) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,506,247 and 2,402,809 for the periods ending September 30, 2000 and 1999, respectively.




















                                       (6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "company") provides a comparison of the performance of the company for the periods ended September 30, 2000 and 1999. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

Background

          First National Community Bancorp, Inc. (the company) is a Pennsylvania Corporation, incorporated in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the bank). The bank is a wholly-owned subsidiary of the company.
          The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services. The company operates 11 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties. At September 30, 2000, the company had 175 full-time equivalent employees.
          The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1,
     1988. The bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:
       - the Main Office in Dunmore
       - the downtown Scranton Office established in 1980
       - the Dickson City Office opened in December 1984
       - the Fashion Mall Office,Scranton/Carbondale Highway opened in July 1988
       - the Wilkes-Barre Office which opened in July 1993
       - the Pittston Office which opened in April 1995
       - the Kingston Office which opened in August 1996
       - the Exeter Office which opened in November 1998
       - the Daleville Office which opened in April 2000
       - the Plains Office which opened in June 2000
       - the Back Mountain Office which opened in October 2000.









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

Summary:

          Net income for the nine months ended September 30, 2000 amounted to $4,742,000, an increase of $415,000 or 10% compared to the same period of the previous year. This increase can be attributed to the $1,108,000 improvement in net interest income. Earnings from securities sales decreased $208,000. Non-interest expenses increased $672,000, or 8%, over the same period of last year due primarily to costs associated with two new community offices. Operating income for the same period, after excluding the effect of asset sales and loan loss provisions, increased $623,000 or 13%.

RESULTS OF OPERATIONS

Net Interest Income:

          The Company's primary source of revenue is net interest income which totaled $14,172,000 and $13,064,000 for the first nine months of 2000 and 1999, respectively. Year to date net interest margins (tax equivalent) decreased eight basis points from 3.80% reported in 1999 to 3.72% comprised of a twenty-nine basis point increase in the yield earned on earning assets and a forty-four basis point increase in the cost of interest-bearing liabilities.
          Earning assets increased $34 million to $553 million during the first nine months of 2000 and now total 96.7% of total assets, comparable to the year-end level of 96.1%.


















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

                                        Nine-months ended September 30, 2000
                                        ------------------------------------
                                         Average                      Yield/
                                         Balance       Interest        Cost
                                        ---------     ----------      ------
                                              (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (taxable)                        $369,106        $23,610         8.48%
 Loans (tax-free) (1)                     11,195            543         9.68
 Investment securities (taxable)         113,974          5,891         6.89
 Investment securities (tax-free)(1)      42,476          1,733         8.24
 Time deposits with banks and
  federal funds sold                       6,909            339         6.52
                                        --------        -------         ----
Total interest-earning assets            543,660         32,116         8.13%
                                                        -------         ----
Non-interest earning assets               19,094
                                        --------
      Total Assets                      $562,754
                                        ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                               $386,858        $13,978         4.84%
 Borrowed funds                           88,804          3,966         5.89
                                        --------        -------         ----
Total interest-bearing liabilities       475,662         17,944         5.04%
                                                        -------         ----
Other liabilities and
  shareholders' equity                    87,092
                                        --------
      Total Liabilities and
       Shareholders' Equity             $562,754
                                        ========

Net interest income/rate spread                         $14,172         3.09%

Net yield on average interest-
  earning assets                                                        3.72%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                                    114%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                        Nine-months ended September 30, 1999
                                       --------------------------------------
                                         Average                       Yield/
                                         Balance       Interest         Cost
                                       ----------     ----------       ------
                                              (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans (taxable)                        $337,998        $20,980         8.23%
 Loans (tax-free) (1)                     11,140            512         9.19
 Investment securities (taxable)          98,728          4,740         6.40
 Investment securities (tax-free) (1)     36,728          1,483         8.16
 Time deposits with banks and
  federal funds sold                       5,162            201         5.17
                                        --------        -------         ----
Total interest-earning assets            489,756         27,916         7.84%
                                                        -------         ----
Non-interest earning assets               20,511
                                        --------
     Total Assets                       $510,267
                                        ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                               $357,434        $11,784         4.41%
 Borrowed funds                           72,778          3,068         5.56
                                        --------        -------         ----
Total interest-bearing liabilities       430,212         14,852         4.60%
                                                        -------
Other liabilities and
  shareholders' equity                    80,055
                                        --------
     Total Liabilities and
      Shareholders' Equity              $510,267
                                        ========

Net interest income/rate spread                         $13,064         3.24%

Net yield on average interest-
 earning assets                                                         3.80%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                     114%


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

                                             Period Ended September 30,
                                               (Dollars in thousands)
                                                    2000 vs 1999
                                        Increase (Decrease)
                                               Due to
                                      ---------------------
                                        Rate         Volume          Total
                                      ------         ------          ------
Loans (taxable)                       $  660         $1,971          $2,631
Loans (tax-free)                          27              3              30
Investment securities (taxable)          418            733           1,151
Investment securities (tax-free)          18            232             250
Time deposits with banks and
  federal funds sold                      71             67             138
                                      ------         ------          ------
Total interest income                 $1,194         $3,006          $4,200
                                      ------         ------          ------

Deposits                              $1,316         $  878          $2,194
Borrowed funds                           222            676             898
                                      ------         ------          ------
Total interest expense                $1,538         $1,554          $3,092
                                      ------         ------          ------
Net change in net interest income     $ (344)        $1,452          $1,108
                                      ======         ======          ======



                                              Period Ended September 30,
                                               (Dollars in thousands)
                                                    1999 vs 1998
                                        Increase (Decrease)
                                               Due to
                                        ---------------------
                                         Rate          Volume        Total
                                        -----          ------        ------
Loans (taxable)                        $ (895)         $3,579        $2,684
Loans (tax-free)                           (4)            (69)          (73)
Investment securities (taxable)           (82)            299           217
Investment securities (tax-free)         (149)            253           104
Time deposits with banks and
  federal funds sold                      (23)           (121)         (144)
                                      -------          ------        ------
Total interest income                 $(1,153)         $3,941        $2,788
                                      -------          ------        ------

Deposits                              $  (689)         $1,155        $  466
Borrowed funds                           (152)            914           762
                                      -------          ------        ------
Total interest expense                $  (841)         $2,069        $1,228
                                      -------          ------        ------
Net change in net interest income     $  (312)         $1,872        $1,560
                                      =======          ======        ======




                                      (11)

Other Income and Expenses:

          Other income in the first nine months of 2000 decreased $47,000 in comparison to the same period of 1999. This decrease can be attributed primarily to a $208,000 decrease in the gain on the sale of securities. Excluding income from asset sales, other income increased $161,000 or 17%, during the first nine months of 2000 as compared to the same period of last year. Income from service charges increased $132,000, or 21%, in comparison to the same period of last year while other fee income increased $29,000, or 9%. New products as well as a larger deposit base contributed to the increases.
          Other expenses increased $672,000 or 8% for the period ended September 30, 2000 compared to the same period of the previous year. Salaries and Benefits costs account for a majority of the increase, adding $323,000, or 8% in comparison to the first nine months of 1999. Occupancy and equipment costs rose 11% while other operating expenses increased $198,000, or 8%. The majority of the cost increases can be attributed to two new community offices.

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

Provision for Income Taxes:
          The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                    2000             1999
                                                   ------           ------
Provision at statutory rate                        $2,090           $1,970
Add (Deduct):
  Tax effect of non-taxable interest income          (774)            (678)
  Non-deductible interest expense                     116               94
  Other items, net                                    (64)               8
                                                   ------           ------
  Income tax expense                               $1,368           $1,394
                                                   ======           ======












                                      (12)

Securities:
          Carrying amounts and approximate fair value of investment securities are summarized as follows:
                                   September 30, 2000         December 31, 1999
                                  ---------------------      -------------------
                                  Carrying       Fair        Carrying    Fair
                                   Amount        Value        Amount     Value
                                  --------     --------      --------   -------
                                            (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies              $ 19,041    $ 18,915      $  20,785  $ 20,629
Obligations of state &
 political subdivisions             43,008      42,836         39,097    38,863
Mortgage-backed securities          81,190      81,190         77,763    77,763
Corporate debt securities            1,482       1,482            937       937
Equity securities                    5,033       5,033          7,946     7,946
                                  --------    --------       --------  --------
   Total                          $149,754    $149,456       $146,528  $146,138
                                  ========    ========       ========  ========

          The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2000 of the Company's Investment Securities classified as available-for-sale:

                                             September 30, 2000
                                           (Dollars in thousands)
                                              Gross           Gross
                                            Unrealized     Unrealized
                                Amortized     Holding        Holding      Fair
                                  Cost         Gains         Losses      Value
                                ---------   ----------     ----------   --------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:            $ 18,415       $ 18         $  488    $ 17,945
Obligations of state and
 political subdivisions:           42,759        461          1,418      41,802
Mortgage-backed securities:        83,618        269          2,697      81,190
Corporate debt securities:          1,536          7             61       1,482
Equity securities:                  5,033          0              0       5,033
                                 --------       ----         ------    --------
   Total                         $151,361       $755         $4,664    $147,452
                                 ========       ====         ======    ========









                                      (13)

          The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2000 of the Company's Investment Securities classified as held-to-maturity:

                                           September 30, 2000
                                         (Dollars in thousands)
                                                  Gross        Gross
                                               Unrealized    Unrealized
                                  Amortized      Holding       Holding    Fair
                                    Cost          Gains        Losses     Value
                                  ---------    ----------    ----------  ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:                $1,096       $  0           $126    $  970
Obligations of state and
 political subdivisions:              1,206          0            172     1,034
Mortgage-backed securities:               0          0              0         0
Corporate debt securities:                0          0              0         0
Equity securities:                        0          0              0         0
                                     ------       ----           ----    ------
   Total                             $2,302       $  0           $298    $2,004
                                     ======       ====           ====    ======

          The following table shows the amortized cost and approximate fair value of the company's debt securities at September 30, 2000 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               Available-for-sale         Held-to-maturity
                            ----------------------     ----------------------
                            Amortized        Fair      Amortized        Fair
                              Cost           Value        Cost          Value
                            ---------      -------     ---------       ------
                            (Dollars in Thousands)     (Dollars in Thousands)
Amounts maturing in:
 One year or less           $    498      $    497       $    0        $    0
 After one year through
  five years                   2,999         2,976            0             0
 After five years through
  ten years                   12,502        12,371            0             0
 After ten years              46,711        45,385        2,302         2,004
 Mortgage-backed securities   83,618        81,190            0             0
                            --------      --------       ------        ------
   Total                    $146,328      $142,419       $2,302        $2,004
                            ========      ========       ======        ======

          Gross proceeds from the sale of investment securities for the periods ended September 30, 2000 and 1999 were $39,413,606 and $20,305,784 respectively  with the gross  realized  gains being  $60,347  and  $253,641 respectively, and gross realized losses being $69,313 and $56,982, respectively.
          At September 30, 2000 and 1999, investment securities with a carrying amount of $82,836,182 and $83,051,488 respectively, were pledged as collateral to secure public deposits and for other purposes.

                                      (14)

Loans:
          The following table sets forth detailed information concerning the composition of the company's loan portfolio as of the dates specified:

                                         September 30, 2000    December 31, 1999
                                          Amount       %        Amount       %
                                         --------    -----     --------    ----
                                                (Dollars in thousands)

Real estate loans, secured by residential
  properties                             $ 95,610     24.5      $ 95,339   26.2
Real estate loans, secured by nonfarm,
  nonresidential properties               148,815     38.1       134,690   37.0
Commercial & industrial loans              72,349     18.6        61,337   16.9
Loans to individuals for household,
  family and other personal expenditures   64,138     16.4        65,075   17.9
Loans to state and political subdivisions   9,013      2.3         7,389    2.0
All other loans, including overdrafts         248      0.1           128    0.0
                                         --------    -----      --------  -----
Total Gross Loans                        $390,173    100.0      $363,958  100.0
 Less: Allow. for Loan Losses              (4,880)                (4,714)
                                         --------               --------
Net Loans                                $385,293               $359,244
                                         ========               ========

          The following table sets forth certain information with respect to the company's allowance for loan losses and charge-offs:

                                                  Period Ended
                                         Sept. 30,             Dec 31,
                                           2000                 1999
                                         ---------             -------
                                             (Dollars in thousands)

Balance, January 1                         $4,714               $4,283
Recoveries Credited                            92                  267
Losses Charged                                466                  856
Provision for Loan Losses                     540                1,020
                                           ------               ------
Balance at End of Period                   $4,880               $4,714
                                           ======               ======








                                      (15)

          The  following   table  presents   information   about  the  company's
     non-performing assets for the periods indicated:

                                     Sept. 30, 2000         Dec 31, 1999
                                     --------------         ------------
                                              (Dollars in thousands)

Nonaccrual loans
  Impaired                              $    0                  $   0
  Other                                    901                    288
Loans past due 90 days or more
 and still accruing                        309                    498
                                        ------                  -----
   Total non-performing loans            1,210                    786
Other Real Estate Owned                     75                      0
                                        ------                  -----
   Total non-performing assets          $1,285                  $ 786
                                        ======                  =====

                                     Sept. 30, 2000          Dec 31, 1999
                                     --------------          ------------
Non-performing loans as a
  percentage of gross loans               0.3%                   0.2%
                                          ====                   ====

Non-performing assets as a
  percentage of total assets              0.2%                   0.1%
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


Provision for Credit Losses:

          The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to


                                      (16)
     examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first nine months of 2000 and 1999, respectively. The ratio of the loan loss reserve to total loans at September 30, 2000 and 1999 was 1.25% and 1.18%, respectively.


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



                                      (17)

          The  short-term  liquidity  position  of  the  company  is  strong  as evidenced by $17,022,000 in cash and due from banks and $2,667,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $1,451,000 or 1% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $6,000,000.

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

          Total stockholders' equity increased $5,479,000 or 15% during the first nine months of 2000 comprised of an increase in retained earnings in the amount of $3,417,000 after paying cash dividends, $390,000 from stock issued through Dividend Reinvestment and a $1,672,000 increase in the market value of our securities available-for-sale. During the same period of 1999, total stockholders' equity decreased $492,000, or 1%, comprised of an increase in retained earnings of $3,198,000, after paying cash dividends and $364,000 from stock issued through Dividend Reinvestment offset by a $4,054,000 decrease in the market value of our securities available-for-sale. The total dividend payout during the first nine months of 2000 and 1999 represents $.53 per share and $.47 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $3,807,000 and $3,562,000, respectively.

          The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2000, First National Community Bank met all capital requirements with a leverage ratio of 7.81% and core capital and total risk-based capital ratios of 10.91% and 12.09%, respectively.





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

                             Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date: October 19, 2000                     /s/ J. David Lombardi
                                           ---------------------
                                           J. David Lombardi, President/
                                           Chief Executive Officer


Date: October 19, 2000                     /s/ William Lance
                                           -----------------
                                           William Lance, Treasurer/
                                           Principal Financial Officer


























                                      (20)