Form 10-K
period 2000-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2001-03-23
CIK 1035976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     [ X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                                                           OR
     [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the transition period from __________ to __________ Commission File No.__________

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Pennsylvania                          23-2900790
         State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)         Identification No.)

                 102 E. Drinker St. Dunmore, PA           18512
           (Address of Principal Executive Offices)     (Zip Code)

     Registrant's telephone number, including area code    (570) 346-7667

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The  aggregate   market  value  of  the  Company's  common  stock  held  by non-affiliates at March 21, 2001: $77,000,483.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest  practicable date.
  2,524,606 shares of common stock

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's Annual Report to security holders for the Fiscal Year Ended December 31, 2000 are incorporated by reference.

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

     Part I.

     Item 1 - Business
                                CORPORATE PROFILE

             The Business of First National Community Bancorp, Inc.

THE COMPANY
      First National Community Bancorp, Inc. (the "company") is a Pennsylvania Corporation, incorporated in 1997 and is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the "bank"). On November 2, 2000, the Federal Reserve Bank of Philadelphia approved the company's application to change its status to a financial holding company as a complement to the company's strategic objective. The bank is a wholly-owned subsidiary of the company.
         The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services.

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

                     Office                   Date Opened
                    --------                 -------------
                    Main                     October 1910
                    Scranton                 September 1980
                    Dickson City             December 1984
                    Fashion Mall             July 1988
                    Wilkes-Barre             July 1993
                    Pittston Plaza           April 1995
                    Kingston                 August 1996
                    Exeter                   November 1998
                    Daleville                April 2000
                    Plains                   June 2000
                    Back Mountain            October 2000


         The bank provides the usual commercial banking services to individuals and businesses, including a wide variety of deposit instruments. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, home equity term loans and Lines of Credit and "Instant Money" overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. MasterCard and VISA personal credit cards are available through the Bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard and VISA processing services to its commercial customers, as well as Auto Cash Manager which is personal computer based and FNCBusiness, which is internet based. Both are menu driven products that allow our business customers to have direct access to their account information and the ability to perform certain daily transactions from their place of business. As a result of the bank's partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our INVEST representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through its ATM
(MAC) network. These automated teller machines are available at the following:



Community Offices             Remote Locations
Dunmore                       Petro Truck Stop, 98 Grove St., Dupont
Dickson City                  Pit-Stop Emporium, RR1 I-81 Exit 60, Dalton
Fashion Mall                  Bill's Shursave Supermarket, Rt. 502, Daleville
Pittston                      Convenient Food Mart, 3021 N. Main Ave., Scranton
Kingston
Exeter
Daleville
Plains
Back Mountain

         Additionally, to further enhance 24-hour banking services, Telephone Banking (Account Link), Loan by Phone, and Mortgage Link are available to customers. These services provide consumers the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone. Internet banking is also available through the "FNCB Online" system.
         As of December 31, 2000, no material portion of the bank's deposits has been obtained from a single person or entity. Industry concentrations exist with regard to the hotel and automobile dealership industries as well as with loans and lines of credit to shopping centers/retail complexes and office complexes/units. As of December 31, 2000, loans and lines of credit to each of these industries were as follows:

o        Hotels                                               $20,612,000
o        Automobile Dealers                                   $17,937,000
o        Shopping Centers/Retail Complexes                    $19,532,000
o        Office Complexes/Units                               $17,684,000

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

EMPLOYEES
         As of December 31, 2000 the bank employed 213 persons, including 54 part-time employees.

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

  5      23 West Market Street
         Wilkes-Barre, PA                 Lease            Wilkes-Barre Branch

  6      1700 N. Township Blvd.
         Pittston, PA                     Lease            Pittston Plaza Branch

  7      754 Wyoming Avenue
         Kingston, PA                     Lease            Kingston Branch

  8      1625 Wyoming Avenue
         Exeter, PA                       Lease            Exeter Branch

  9      Route 502 & 435
         Daleville, PA                    Lease            Daleville Branch

 10      27 North River Road
         Plains, PA                       Lease            Plains Branch

 11      169 North Memorial Highway
         Shavertown, PA                   Lease            Back Mountain Branch

 12      269 E. Grove St.
         Clarks Green, PA                 Own              Land

 13      200 S. Blakely Street
         Dunmore, PA                      Lease            Administrative Center

 14      107-109 S. Blakely Street
         Dunmore, PA                      Own              Parking Lot

 15      114-116 S. Blakely Street
         Dunmore, PA                      Own              Parking Lot

 16      1708 Tripp Avenue
         Dunmore, PA                      Own              Parking Lot

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


                          MARKET PRICE              DIVIDENDS PAID
                        HIGH         LOW               PER SHARE
         QUARTER              2000

          First        $37.00       $30.00               $ .17
          Second        33.00        29.50                 .17
          Third         34.50        28.13                 .19
          Fourth        30.00        27.88                 .35
                                                         -----
                                                         $0.88
                                                         =====

         QUARTER             1999

          First        $39.00       $32.00               $ .15
          Second        42.00        39.50                 .15
          Third         43.50        39.00                 .17
          Fourth        41.50        37.00                 .33
                                                         -----
                                                         $0.80
                                                         =====


MARKET MAKERS

INVEST Financial Corporation                Ryan, Beck and Co.
102 E. Drinker Street                       80 Main Street
Dunmore, PA 18512                           West Orange, NJ  07052
1-888-845-3622                              1-800-325-7926

Legg Mason Wood Walker, Inc.                Tucker Anthony Inc.
330 Montage Mountain Road                   Mid Atlantic Division
Scranton, PA 18507                          666 Fifth Avenue
(570) 346-9300                              New York, NY  10103
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

SHAREHOLDERS' INQUIRIES

         A copy of the company's Annual Report for the year ended December 31, 2000 on Form 10-K, as required to be filed with the Securities and Exchange Commission, may be obtained free of charge by writing to:

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


INTERNET ADDRESS
www.fncb.com


E-MAIL ADDRESS
fncb@fncb.com

     Item 6 - Selected Financial Data

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                          For the Years Ended December 31,
                                 -------------------------------------------------------------
                                   2000          1999         1998        1997          1996
                                 -------------------------------------------------------------

Total assets                     583,852       540,363      483,385     428,335        372,438
Interest-bearing balances
 with financial institutions       3,359         2,874        2,478       1,586          2,771
Securities                       152,316       146,528      131,830     121,367         82,476
Net loans                        393,125       359,244      324,610     280,731        259,880
Total deposits                   460,418       411,126      380,039     345,668        320,968
Stockholders' equity              46,684        37,055       34,679      31,580         27,631

Net interest income before
 provision for credit losses      19,021        17,643       15,445      14,580         12,765
Provision for credit losses          970         1,020          920       1,110            820
Other income                       1,382         1,577        1,583       1,628          1,099
Other expenses                    11,752        10,795        9,423       8,839          7,904
Income before income taxes         7,681         7,405        6,685       6,259          5,140
Provision for income taxes         1,661         1,756        1,578       1,616          1,265
Net income                         6,020         5,649        5,107       4,643          3,875
Cash dividends paid                2,202         1,922        1,703       1,396          1,178

Per share data:
Net income - basic (1)              2.41          2.35         2.13        1.94           1.62
Net income - diluted (1)            2.39          2.35         2.13        1.94           1.62
Cash dividends (2)                  0.88          0.80         0.71        0.58           0.49
Book value (1)(3)                  18.66         15.39        14.46       13.17          11.52
Weighted average number of
 shares outstanding            2,502,245     2,407,278    2,398,360   2,398,360      2,398,360

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

(3) Reflects the effect of SFAS No. 115 in the amount of $880,000 in 2000, $(4,252,000) in 1999, $791,000 in 1998, $1,097,000 in 1997, and $384,000 in
     1996.

     Item 7 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

     The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2000, 1999 and 1998. The information presented below should be read in conjunction with the company's consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the 100% stock dividend paid to shareholders on July 20, 1998.

SUMMARY

     Net income was $6,020,000 in 2000 which was $371,000, or 7%, higher than the $5,649,000 earned in 1999. The 1999 earnings were $542,000, or 11% higher than the 1998 total. Basic earnings per share were $2.41, $2.35 and $2.13 in 2000, 1999 and 1998. The weighted average number of shares outstanding in 2000 was 2,502,245 while the weighted average number of shares in 1999 and 1998 were 2,407,278 and 2,398,360.

     The improvement in earnings that was recognized in 2000 is due to the $1.4 million increase in net interest income which offset an increase in operating expenses and a reduction in other income. Loan growth and increases in money market deposits helped us to improve net interest income through increased spread while investment activity also contributed to the improvement.

     The increase in 1999 earnings was due primarily to a $2.2 million, or 14%, improvement in net interest income which exceeded the $1.4 million increase in other expenses and a $300,000 increase in other costs, net. Growth of the balance sheet also contributed to the improved earnings in 1999 as increases due to volume far exceeded a slight decrease related to repricing.

     Return on assets for the years ended December 31, 2000, 1999, and 1998 was 1.06%, 1.09% and 1.13%. Return on equity was 14.88% in 2000, 16.26% in 1999 and
15.29% in 1998.

NET INTEREST INCOME

     Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company's operating income and as such is the primary determinant of profitability. Before providing for future credit losses, net interest income increased 8% in 2000. Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Changes in nonperforming assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

     During 2000, tax-equivalent net interest income increased $1.6 million, or 8%. Sound pricing policies, aggressive growth strategies and effective asset-liability management techniques contributed to the improved earnings during a period of interest rate volatility.

     Average loans increased $31 million, or 9%, in 2000 resulting in an additional $3.9 million earned. Commercial loan growth accounted for 98% of the increase during the year as mortgage growth was limited due to the sale of over $9 million of residential mortgage loans and installment loans decreased. Rising interest rates during 2000 resulted in a thirty-five basis point improvement in the yield earned on average loans.

     The company's securities portfolio was $16 million larger on the average when compared to 1999. A thirty-one basis point increase in the yield earned on securities resulted in a $1.6 million increase in interest income. Money market assets, which were $1.6 million higher on average, increased one hundred thirty-two basis points and provided an additional $169,000 of earnings.

     Average interest-bearing deposits were $32 million higher than in 1999 comprised of an $18 million increase in certificates of deposit and a $14 million increase in lower costing money market and savings balances. Growth and interest rate increases added fifty basis points and $3.4 million to the cost of these deposits.

     Borrowed funds were $9 million higher than the 1999 average balance. A thirty-one basis point increase in the cost of these funds added $762,000 of interest expense.

     The increase in earnings due to growth of the balance sheet was offset by a fourteen basis point decrease in the net interest income spread, resulting in a five basis point decrease in the net interest margin. Investment leveraging transactions again contributed to the decreased margin but added over $400,000 to net income. Exclusive of investment leveraging transactions, the 2000 net interest margin would have been 4.07% compared to 4.10% in 1999.

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

     As a result of the growth of the balance sheet and the overall reduction in yields earned and paid, the company's net interest margin decreased slightly in 1999 from 3.84% to 3.82%. Investment leveraging transactions also added to the profitability of the company in 1999, as evidenced by the $518,000 earned on the transactions, but also compressed the company's net interest margin. Exclusive of the investment leveraging transactions, the 1999 net interest margin would have been 4.10% compared to 4.15% in 1998.

                                 Yield Analysis
               (dollars in thousands-taxable equivalent basis)(1)

                                                 2000                              1999                            1998
                                   ---------------------------------  -------------------------------- ---------------------------
                                               Interest   Average               Interest   Average             Interest   Average
                                    Average    Income/   Interest      Average   Income/  Interest    Average   Income/   Interest
                                    Balance    Expense     Rate        Balance   Expense    Rate      Balance   Expense     Rate
                                   ------------------------------------------------------------------------------------------------
ASSETS:
 Earning Assets:(2)
  Commercial loans-taxable         $233,337    $20,888     8.95%      $203,276   $17,311    8.52%     $161,839   $14,272    8.82%
  Commercial loans-tax free          10,777      1,065     9.88%        10,366       978    9.43%       11,648     1,106    9.50%
  Mortgage loans                     46,957      3,699     7.88%        44,870     3,496    7.79%       50,072     3,951    7.89%
  Installment loans                  92,769      7,580     8.17%        94,363     7,529    7.98%       78,971     6,606    8.37%
                                   --------    -------    -----       --------   -------   -----      --------   -------   -----
  Total Loans                       383,840     33,232     8.66%       352,875    29,314    8.31%      302,530    25,935    8.57%
                                   --------    -------    -----       --------   -------   -----      --------   -------   -----
  Securities-taxable                112,851      7,765     6.88%       102,035     6,619    6.49%       95,602     6,239    6.53%
  Securities-tax free                42,998      3,525     8.20%        37,342     3,040    8.14%       30,196     2,587    8.57%
                                   --------    -------    -----       --------   -------   -----      --------   -------   -----
  Total Securities                  155,849     11,290     7.24%       139,377     9,659    6.93%      125,798     8,826    7.02%
                                   --------    -------    -----       --------   -------   -----      --------   -------   -----
  Interest-bearing deposits
   with banks                         3,202        217     6.78%         2,553       145    5.68%        2,918       177    6.07%
  Federal funds sold                  3,262        212     6.49%         2,346       115    4.90%        4,007       222    5.54%
                                   --------    -------    -----       --------   -------   -----      --------   -------   -----
  Total Money Market Assets           6,464        429     6.63%         4,899       260    5.31%        6,925       399    5.76%
                                   --------    -------    -----       --------   -------   -----      --------   -------   -----
    Total Earning Assets            546,153     44,951     8.23%       497,151    39,233    7.89%      435,253    35,160    8.08%
  Non-earning assets                 25,063                             24,658                          21,657
  Allowance for credit losses        (4,935)                            (4,469)                         (3,932)
                                   --------                           --------                        --------
    Total Assets                   $566,281                           $517,340                        $452,978
                                   ========                           ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-Bearing Liabilities:
  Interest-bearing demand          $ 77,579    $ 2,194     2.83%      $ 62,183   $ 1,490    2.40%     $ 50,504   $ 1,225    2.43%
    deposits
  Savings deposits                   44,116        964     2.19%        45,716     1,020    2.23%       41,983     1,001    2.38%
  Time deposits over $100,000        75,307      4,480     5.95%        68,800     3,494    5.08%       61,618     3,265    5.30%
  Other time deposits               195,621     11,686     5.97%       184,229     9,937    5.39%      171,147     9,764    5.71%
                                   --------    -------    -----       --------   -------   -----      --------   -------
  Total Interest-Bearing            392,623     19,324     4.92%       360,928    15,941    4.42%      325,252    15,255    4.69%
    Deposits
  Borrowed funds and other
  Interest-bearing liabilities       84,682      5,046     5.96%        75,803     4,284    5.65%       54,661     3,202    5.86%
                                   --------    -------    -----       --------   -------   -----      --------   -------   -----
   Total Interest-Bearing           477,305     24,370     5.11%       436,731    20,225    4.63%      379,913    18,457    4.86%
    Liabilities
  Demand deposits                    43,774                             41,810                          35,887
  Other liabilities                   4,898                              4,191                           3,779
  Stockholders' equity               40,304                             34,608                          33,399
                                   --------                           --------                        --------
   Total Liabilities and
       Stockholders' Equity        $566,281                           $517,340                        $452,978
                                   ========                           ========                        ========
                                               -------                           -------                         -------
    Net Interest Income Spread                 $20,581     3.12%                 $19,008    3.26%                $16,703    3.22%
                                               =======    =====                  =======   =====                 =======   =====
    Net Interest Margin                                    3.77%                            3.82%                           3.84%
                                                          =====                            =====                           =====

  (1) In this schedule and other schedules presented on a tax-equivalent basis, income that is exempt from federal income taxes, i.e. interest on state and municipal securities, has been adjusted to a taxable equivalent basis using a 34% federal income tax rate.
  (2)  Excludes non-performing loans.


RATE VOLUME ANALYSIS

     The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. Components of interest income and interest expense are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

     The following table shows the effect of changes in volume and interest rates on net interest income. The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

                         Rate/Volume Variance Report(1)
                 (dollars in thousands-taxable equivalent basis)
                                   2000 vs 1999              1999 vs 1998
                           ---------------------------- ------------------------
                                    Increase(Decrease)        Increase(Decrease)
                           ---------------------------- ------------------------
                             Total   Due to   Due to    Total   Due to   Due to
                             Change  Volume    Rate     Change  Volume    Rate
                           ---------------------------- ------------------------
Interest Income:
 Commercial loans-taxable   $3,577  $2,573   $1,004     $3,039  $3,486   $(447)
 Commercial loans-tax free      87      40       47       (128)   (122)     (6)
 Mortgage loans                203     163       40       (455)   (412)    (43)
 Installment loans              51    (156)     207        923   1,268    (345)
                            -----------------------     -----------------------
  Total Loans                3,918   2,620    1,298      3,379   4,220    (841)
                            -----------------------     -----------------------
 Securities-taxable          1,146     700      446        380     421     (41)
 Securities-tax free           485     461       24        453     612    (159)
                            -----------------------     -----------------------
  Total Securities           1,631   1,161      470        833   1,033    (200)
                            -----------------------     -----------------------
 Interest-bearing deposits
   with banks                   72      37       35        (32)    (22)    (10)
 Federal funds sold             97      45       52       (107)    (92)    (15)
                            -----------------------     -----------------------
  Total Money Market Assets    169      82       87       (139)   (114)    (25)
                            -----------------------     -----------------------
  Total Interest Income      5,718   3,863    1,855      4,073   5,139  (1,066)
                            -----------------------     -----------------------

Interest Expense:
 Interest-bearing
  demand deposits              704     369      335        265     273      (8)
 Savings deposits              (56)    (35)     (21)        19      88     (69)
 Time deposits over $100,000   986     330      656        229     381    (152)
 Other time deposits         1,749     614    1,135        173     746    (573)
                            -----------------------      ----------------------
  Total Interest-Bearing
    Deposits                 3,383   1,278    2,105        686   1,488    (802)
 Borrowed funds and other
  interest-bearing
  liabilities                  762     502      260      1,082   1,239    (157)
                            -----------------------     -----------------------
  Total Interest Expense     4,145   1,780    2,365      1,768   2,727    (959)
                            -----------------------     -----------------------
     Net Interest Income    $1,573  $2,083   $ (510)    $2,305  $2,412   $(107)
                            =======================     =======================

         (1)  Changes in interest  income and interest  expense  attributable to
              changes   in  both   volume   and   rate   have   been   allocated
              proportionately to changes due to volume and changes due to rate.




CURRENT YEAR

     In 2000, tax-equivalent net interest income was $1.6 million more than the 1999 total. Growth of the balance sheet added over $2 million of net interest income in 2000 as earnings from new loans and investments exceeded the cost of the deposits and borrowed funds required to grow. Loan growth added $2.6 million in income and investment activities added $1.2 million while new funds added $1.8 million of interest expense. Rising interest rates had a positive effect on interest income, adding over $1.8 million, but this increase was offset by a $2.4 million increase in our cost of funds due to repricing. Certificate of deposit repricing accounted for 76% of the increased cost due to rate. Higher rates on money market deposits and rising costs on borrowed funds contributed in the remaining increase.

PRIOR YEAR

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

PROVISION FOR CREDIT LOSSES

     The  provision  for  credit  losses  varies  from  year  to year  based  on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company's independent auditors. The provision for credit losses was $970,000 in 2000, $1,020,000 in 1999 and $920,000 in 1998. The ratio of the loan loss reserve to total loans was 1.32% at December 31, 2000 and 1.30% as of December 31, 1999.

OTHER INCOME

  Other Income                                2000       1999         1998
                                             ------     ------       ------
                                                    (in thousands)
  Service charges                            $1,023     $  845       $  780
  Net gain/loss on the sale of securities      (108)       197          125
  Net gain on the sale of other real estate       0         23           47
  Other                                         467        512          631
                                             ------     ------       ------
  Total Other Income                         $1,382     $1,577       $1,583
                                             ======     ======       ======

     The company's other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

     In 2000, service charges on deposits increased $178,000, or 21%, due to increased relationships and expanded services. Securities sales resulted in a $108,000 net loss in 2000 as management sold securities during the year in order to purchase investments which will benefit future periods. During the year, the company continued to shed interest-rate risk through the sale of long-term, fixed-rate mortgage loans. The $9 million of loans sold in 2000, at rates ranging from 5.75% to 8.75%, resulted in an $82,000 loss of which $39,000 was recovered from the recognition of loan fees.

     During 1999, income from service charges on deposits increased $65,000, or 8%. Net gains from securities sales amounted to $197,000 in 1999 as management sold securities prior to the exercise of near-term call options. The $23,000 net gain on the sale of other assets represents earnings generated from properties carried in the bank's real estate subsidiary, FNCB Realty Inc. In 1999, the company sold $15 million of fixed rate residential mortgage loans. These loan sales, with rates ranging from 6.125% to 8.50%, added $49,000 to 1999 earnings after accounting for fees associated with the sale. Earnings generated through our partnership with INVEST Financial Services totaled $78,000 in 1999.

OTHER EXPENSES


 Other Expenses                   2000        1999         1998
                               -------      -------      -------
                                         (in thousands)
  Salary expense               $ 4,675      $ 4,297      $3,772
  Employee benefit expense       1,177        1,121         977
  Occupancy expense              1,087          993         869
  Equipment expense                908          781         677
  Advertising expense              507          468         341
  Data Processing expense          796          689         599
  Other operating expense        2,602        2,446       2,188
                               -------      -------      ------
  Total Other Expenses         $11,752      $10,795      $9,423
                               =======      =======      ======

     Total other expenses increased $957,000, or 9%, over the 1999 total. Employee costs increased $434,000, or 45% of the total increase. Occupancy and equipment costs rose $221,000, or 23% of the total. All other expenses increased 32% over the 1999 total, half of which was due to rising advertising and data processing costs. The company's overhead ratio, which measures non-interest expenses as a percentage of average assets, was 2.08% in 2000 compared to 2.09% in 1999.

     Salary and benefit costs comprise 50% of the company's total other expenses. Salaries rose $378,000, or 9%, in 2000 due to merit increases and costs associated with three new community offices. As of December 31, 2000, the company had 186 full-time equivalent employees on staff which is an 11% increase from the 168 reported last year. Employee benefit costs were limited to a 5% increase comprised of payroll taxes and profit sharing contributions. Health care costs remained flat as any increase in cost was recovered through employee contributions.

Occupancy costs rose $94,000 in 2000 due to the three new community offices. Equipment costs increased $127,000 over the prior year. Approximately one half of the increase in equipment costs can be attributed to the new offices while the remaining increase is comprised of depreciation expense on new equipment.

     All other operating expenses increased $302,000, or 8%, in 2000. Data processing costs increased $107,000 due to increased services and the growth of the company. Uncontrollable costs such as FDIC/OCC assessments and bank shares tax increased $90,000. Office supplies and advertising added another $80,000 to the increase.

     In 1999, total other expenses increased $1.4 million, or 15%. Employee costs increased $669,000, or 49% of the total increase, while occupancy and equipment costs rose $228,000, or 17% of the total. All other expenses increased $475,000 or 34% of the total due primarily to increases in advertising and data processing costs. The company's overhead ratio was 2.09% in 1999 compared to 2.08% in 1998.

     Salary and benefit costs amounted to 50% of the company's total other expenses. In 1999, salary expense increased $525,000, or 14%, due partially to merit increases but also due to a full year's expense associated with the bank's Exeter Office which opened in November, 1998. Full-time equivalent employees at December 31, 1999 were 168 which matched the same number as of year end 1998. Employee benefit costs increased $144,000, or 15%, in 1999 due to a $64,000 increase in company provided health care costs, a $55,000 increase in payroll related benefits, and a $25,000 increase in the company's contribution to a defined contribution profit sharing plan.

     Occupancy expenses increased $124,000 due primarily to costs associated with a new community office. Rental expense, real estate taxes, depreciation expense and utility costs comprise 76% of the increase. Equipment costs increased $104,000 in 1999 due almost entirely to depreciation expense on new equipment.

     All other operating expenses increased $475,000, or 15% in 1999. Advertising costs increased $127,000 due to bank promotions while data processing costs increased $86,000 due to increased services and the overall growth of the bank.

PROVISION FOR INCOME TAXES

     Federal income tax expense decreased $95,000 in 2000 in comparison to the 1999 total in spite of the $276,000 improvement in income before taxes. Tax benefits derived from an increased level of tax-exempt income had a $128,000 positive effect while deferred tax items reduced the 2000 provision by $61,000. The company's effective tax rate for 2000 was 21.6% compared to 23.7% in 1999.

     During 1999, federal income tax expense increased $178,000 from the 1998 total. The increase can be attributed to the $720,000 improvement in pre-tax income while the benefits received from tax-exempt interest income and other deferred items increased $67,000 in comparison to the prior year. The company's effective tax rate for 1998 was 23.6%.

FINANCIAL CONDITION

     Total assets increased $43 million, or 8%, in 2000 compared to $57 million and 12% in 1999. Total deposits increased $49 million in 2000 and stockholders' equity increased $10 million to offset a $17 million reduction in borrowed funds. This growth was utilized to fund the $34 million increase in new loans and $6 million of securities.

SECURITIES

     The primary objectives in managing the company's securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

     During 2000 total securities increased $6 million which includes a $9 million increase in the fair market value of the portfolio. Purchases in 2000 included $10 million of securities which were funded with structured borrowings, thereby providing a favorable spread between the rate earned on the securities and the cost of the borrowings. As of December 31, 2000, the company had $51 million of these leveraged transactions. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company's investment and asset/liability management policies.

The following  table sets forth the carrying  value of  securities  at the dates indicated:
                                                        December 31,
                                                 2000      1999        1998
                                              --------   --------    --------
                                                       (in thousands)
  U.S. Treasury securities and
   obligations of U.S. government agencies    $ 17,611   $ 20,785    $ 13,109
  Obligations of state and political
   subdivisions                                 46,776     39,097      33,671
  Mortgage-backed securities                    81,147     77,763      77,590
  Corporate debt securities                      1,749        937         992
  Equity securities                              5,033      7,946       6,468
                                              --------   --------    --------
         Total                                $152,316   $146,528    $131,830
                                              ========   ========    ========

     The following table sets forth the maturities of securities at December 31, 2000 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.

                                                                                         Mortgage-
                                           Within      2 - 5      6 - 10      Over        Backed       No Fixed
                                          One Year     Years      Years     10 Years     Securities    Maturity      Total
                                         ---------    -------    -------    --------     ---------    ---------     -------
U.S. Treasury securities                     $499      $1,499     $    0     $    0       $     0       $     0    $  1,998
     Yield                                   6.01%       5.97%                                                         5.98%
Obligations of U.S. government agencies                            7,873      7,586                                  15,459
     Yield                                                          7.13%      6.96%                                   7.05%
Obligations of state and political
   subdivisions (1)                                                4,539     41,441                                  45,980
     Yield                                                          8.48%      7.95%                                   8.00%
Corporate debt securities                                          1,037        750                                   1,787
     Yield                                                          6.70%      7.55%                                   7.06%
Mortgage-backed securities                                                                 80,727                    80,727
     Yield                                                                                   7.06%                     7.06%
Equity securities (2)                                                                                    5,033        5,033
     Yield                                                                                                6.97%        6.97%
                                             ----      ------     -------    -------      -------       ------     --------
Total maturities                             $499      $1,499     $13,449    $49,777      $80,727       $5,033     $150,984
                                             ====      ======     =======    =======      =======       ======     ========
     Weighted yield                         6.01%       5.97%       7.55%      7.79%        7.06%        6.97%        7.33%
                                            =====      ======      ======     ======       ======       ======       ======

(1)  Yields  on  state  and  municipal   securities  have  been  adjusted  to  a
tax-equivalent basis using a 34% federal income tax rate.

(2) Yield presented represents 2000 actual return.


  LOANS

     Total loans increased $34 million, or 9%, in 2000. Real estate loans increased $16 million comprised of a $21 million increase in commercial mortgages and a $5 million reduction in residential mortgage loans. The decrease in residential mortgage loans is due to the sale of over $9 million of these loans in 2000 to reduce the company's interest rate risk exposure and to create liquidity for future loan fundings. Commercial loans increased $18 million including $4 million of dealer floor plan loans.

     Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:


                                    Loans Outstanding
                                     (in thousands)

                               2000       1999      1998      1997        1996
                            --------   --------  --------  --------   ---------
Commercial and Financial    $ 79,483   $ 61,337  $ 49,796  $ 36,790   $ 29,625
Real Estate                  246,061    230,029   211,554   190,266    181,455
Installment                   62,504     65,075    58,799    46,174     43,200
Other                         10,327      7,517     8,748    11,133      8,785
                            --------   --------  --------  --------   --------
 Total Loans Gross           398,375    363,958   328,897   284,363    263,065
 Unearned Discount                 0          0        (4)      (10)       (18)
                            --------   --------  --------  --------   --------
 Total Loans                 398,375    363,958   328,893   284,353    263,047
Allowance for Credit Losses   (5,250)    (4,714)   (4,283)   (3,623)    (3,167)
                            --------   --------  --------  --------   --------
 Net Loans                  $393,125   $359,244  $324,610  $280,730   $259,880
                            ========   ========  ========  ========   ========

         The following schedule shows the repricing distribution of loans outstanding as of December 31, 2000. Also provided are these amounts classified according to sensitivity to changes in interest rates.

                                Loans Outstanding - Repricing Distribution
                                             (in thousands)

                                Within      One to     Over Five
                               One Year   Five Years     Years        Total
                               --------   ----------   ---------    ---------
Commercial and Financial       $ 52,279    $ 22,754      $ 4,450    $ 79,483
Real Estate                      91,097     112,806       42,158     246,061
Installment                       2,851      58,935          718      62,504
Other                             3,980       1,017        5,330      10,327
                               --------    --------      -------    --------
 Total                         $150,207    $195,512      $52,656    $398,375
                               ========    ========      =======    ========

Loans with predetermined
  interest rates               $  8,120    $ 90,857      $44,345    $143,322
Loans with floating rates       142,087     104,655        8,311     255,053
                               --------    --------      -------    --------
 Total                         $150,207    $195,512      $52,656    $398,375
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




     The following schedule reflects various non-performing categories as of December 31 for each of the last five years:


                                                December 31
                                    2000    1999    1998     1997     1996
                                    ----    ----    ----     ----     ----
                                              (in thousands)
 Nonaccrual:
  Impaired                          $  0    $  0    $   0   $    0  $  447
  Other                              645     288      845      207     267
 Loans past due 90 days or more
   and still accruing                224     498      452    1,224     354
 Other Real Estate Owned               0       0        0        0     337
                                    ----    ----   ------   ------  ------
   Total Non-Performing Assets      $869    $786   $1,297   $1,431  $1,405
                                    ====    ====   ======   ======  ======

     During the year, total non-performing assets increased $83,000 comprised of a $357,000 increase in non-accrual loans and a $274,000 decrease in past due loans. The increase in non-accrual loans is limited to three credits which were transferred to nonaccrual status in 2000. Management believes that any losses which may result from these problem credits will be minimal.

     On December 31, 2000, the company's ratio of nonaccrual loans to total loans was .16%. While this represents an increase from the .08% reported in 1999, we continue to rank well ahead of peer banks in measurements of delinquency. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

     The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years:

                                                     Loan Loss Reserve Allocation
                                                            (in thousands)
                           12/31/00                12/31/99             12/31/98               12/31/97               12/31/96

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

Commercial and
Financial              $2,483        67%      $2,917        61%      $1,706      58%       $1,340        56%      $1,326        52%
Real Estate               190        12%          89        13%         117      14%          118        20%          98        26%
Installment                98        21%          94        26%          92      28%           69        24%          61        22%
Unallocated             2,479     -            1,614     -            2,368                 2,096     -            1,682     -
                       -----------------      -----------------      ---------------       -----------------      -----------------
                       $5,250       100%      $4,714       100%      $4,283     100%       $3,623       100%      $3,167       100%
                       =================      =================      ===============       =================      =================



     The following schedule presents an analysis of the allowance for credit losses for each of the last five years:

                                                   (in thousands)
                                                Years Ended December 31
                                      ----------------------------------------
                                       2000     1999     1998    1997    1996
                                      ------   ------   ------  ------  ------
Balance, January 1                    $4,714   $4,283   $3,623  $3,167  $2,800
Charge-Offs:
 Commercial and Financial                 70      123       77     547     420
 Real Estate                             268      462       50       9      20
 Installment                             355      271      180     141     141
                                      ------   ------    -----   -----   -----
  Total Charge-Offs                      693      856      307     697     581
                                      ------   ------    -----   -----   -----
Recoveries on Charged-Off Loans:
 Commercial and Financial                 10       23       11       8     109
 Real Estate                             122      154        1       0       0
 Installment                             127       90       35      35      19
                                      ------   ------   ------  ------  ------
  Total Recoveries                       259      267       47      43     128
                                      ------   ------   ------  ------  ------
Net Charge-Offs                          434      589      260     654     453
                                      ------   ------   ------  ------  ------
Provision for Credit Losses              970    1,020      920   1,110     820
                                      ------   ------   ------  ------  ------
Balance, December 31                  $5,250   $4,714   $4,283  $3,623  $3,167
                                      ======   ======   ======  ======  ======

Net Charge-Offs during the period
 as a percentage of average loans
 outstanding during the period          .11%     .17%     .09%    .24%    .18%
Allowance for credit losses as a
 percentage of net loans outstanding
 at end of period                      1.32%    1.30%    1.30%   1.27%   1.20%

         During 2000, net charge-offs decreased $155,000 from the 1999 level to .11% of average loans outstanding. Installment loan charge-offs increased during
2000 due to delinquencies in the company's indirect auto portfolio, but many of the losses were recovered within the same fiscal year. There were no losses realized during 2000 from loans classified as nonaccrual on December 31, 1999.


DEPOSITS

     The primary source of funds to support the company's growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $49 million in 2000 including over $20 million in low-cost savings and demand accounts and $29 million in certificates of deposit.

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                     Year Ended December 31,
                          ---------------------------------------------------
                                2000             1999              1998
                           Amount   Rate    Amount    Rate     Amount   Rate
                          -------  -----   -------   -----    -------   ----
                                           (in thousands)
  Noninterest bearing
   demand deposits       $ 43,774          $ 41,810          $ 35,887
  Interest-bearing
   demand deposits         77,579   2.83%    62,183   2.40%    50,504   2.43%
  Savings deposits         44,116   2.19%    45,716   2.23%    41,983   2.38%
  Time deposits           270,928   5.97%   253,029   5.31%   232,765   5.60%
                         --------          --------          --------
  Total                  $436,397          $402,738          $361,139
                         ========          ========          ========







         Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2000, are summarized as follows:


                                               Time Certificates Of Deposit
                                                      (in thousands)
        3 months or less                                 $38,944
        Over 3 through 6 months                           17,098
        Over 6 through 12 months                          14,268
        Over 12 months                                     5,514
                                                         -------
        Total                                            $75,824
                                                         =======



CAPITAL

     A  strong   capital  base  is  essential  to  the   continued   growth  and
profitability of the company and is therefore a management priority. The company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 13 to the financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.

     As a result of the significant growth the company has experienced in recent years, capital ratios, although well above the regulatory minimums, had been steadily decreasing. Based on management's intent to maintain a well-capitalized status as well as a desire to attract new shareholders, the company sold 75,000 shares of stock in 1999 which resulted in an increase of $2.9 million of Tier 1 capital. On May 17, 2000, stockholders voted to increase the number of authorized shares from 5,000,000 to 20,000,000 shares.

     The  following  schedules  present  information   regarding  the  company's
risk-based capital at December 31, 2000, 1999 and 1998 and selected other capital ratios.

                                CAPITAL ANALYSIS
                                 (in thousands)
                                                  December 31
                                    ---------------------------------------
                                       2000            1999           1998
                                    --------        --------       --------
  Tier I Capital:
   Shareholders' equity              $45,804         $41,307        $33,887
                                     -------         -------        -------
   Total Tier I Capital              $45,804         $41,307        $33,887
                                     -------         -------        -------
  Tier II Capital:
   Allowable portion of allowance
    for credit losses                $ 5,250         $ 4,714        $ 4,157
                                     -------         -------        -------
     Total Risk-Based Capital        $51,054         $46,021        $38,044
                                     -------         -------        -------
  Total Risk-Weighted Assets        $431,150        $381,805       $332,519
                                    ========        ========       ========


                                 CAPITAL RATIOS
                                                       December 31
                                                  --------------------------
                                   Regulatory
                                     Minimum       2000      1999       1998
                                   ----------     -------  -------    -------
  Total Risk-Based Capital            8.00%        11.84%   12.05%     11.45%
  Tier I Risk-Based Capital           4.00%        10.62%    0.82%     10.19%
  Tier I Leverage Ratio               3.00%         7.92%    7.62%      7.10%
  Return on Assets                     N/A          1.06%    1.09%      1.13%
  Return on Equity*                    N/A         14.88%   16.26%     15.29%
  Equity to Assets Ratio*              N/A          8.00%    6.86%      7.17%
  Dividend Payout Ratio                N/A         36.58%   34.02%     33.35%

  * Includes the effect of SFAS 115 in the amount of $880,000 in 2000, $(4,252,000) in 1999 and $791,000 in 1998.


     It is the philosophy of management and the board of directors to increase capital primarily through the retention of earnings. During 1995, the Bank offered and sold 144,000 shares of stock increasing the number of outstanding shares to 991,504. In 1996, the Board approved a 10% stock dividend which resulted in the issuance of 98,920 new shares and which increased the total number of shares outstanding to 1,090,424. During 1997, the board of directors again approved the payment of a 10% stock dividend adding 108,756 new shares and increasing the total number of shares outstanding to 1,199,180. In 1998, shareholders received a 100% stock dividend which doubled the outstanding shares to 2,398,360 and in 1999, the company again sold stock in the form of a public offering, resulting in the issuance of 75,000 new shares and a $2.9 million increase in capital. During 1999, the company also implemented a Dividend Reinvestment Plan which resulted in the issuance of over 20,000 shares and an additional influx to capital of $763,000. The impact on capital in 2000 from the dividend reinvestment plan was the issuance of over 23,000 shares and a $679,000 increase.

     In 2000, regulatory capital increased $4.5 million comprised of a $3.8 million increase in retained earnings after paying cash dividends of $2.2 million and $679,000 from the company's dividend reinvestment plan. As of December 31, 2000, there were 17,483,128 shares of stock available for future sale or stock dividends. The approximate number of stockholders of record at December 31, 2000 was 1,027. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 13 to the financial statements for further discussion of capital requirements and dividend limitations.

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

         While we are optimistic about the prospect of continued growth and earnings improvement, any forward-looking statements by their nature are subject to assumptions, risks and uncertainties. Actual results could vary from those implied for a variety of reasons including:

o A change in interest rates which is more immediate or more significant than anticipated.

o The demand for new loans and the ability of borrowers to repay outstanding debt.

o The timing of expansion plans could be altered by forces beyond our control such as weather or regulatory approvals.

o Our ability to continue to attract new deposits from our market place to meet the daily liquidity needs of the company.


     As of this writing, the Bank was not aware of any pronouncements or legislation that would have a material impact on the results of operations.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

ASSET AND LIABILITY MANAGEMENT

     The major objectives of the company's asset and liability management are to
(1) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges, (2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. The company manages these objectives through its Senior Management and Asset and Liability Management Committees
(ALCO). Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the company's earnings sensitivity to changes in these rates.



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

     The company's interest sensitivity at December 31, 2000 was essentially neutral within reasonable ranges; for example, an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

INTEREST RATE GAP

     The following schedule illustrates the company's interest rate gap position as of December 31, 2000 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.


                       Interest Rate Sensitivity Analysis
                             as of December 31, 2000
                                 (in thousands)
                                            Rate Sensitive
                            ------------------------------------------------------------      Not
                             1 to 90      91 to 180    181 to 365    1 to 5      Beyond       Rate
                              Days         Days          Days        Years      5 Years     Sensitive    Total
                            --------     ----------    ----------    ------     --------    ---------    -----

Commercial loans            $119,737       $ 4,852      $18,962     $ 99,777     $ 22,520     $    0   $265,848
Mortgage loans                 2,035         1,426        6,060       20,038       11,282          0     40,841
Installment loans             10,314         6,081       11,875       55,054        6,821          0     90,145
                            --------       -------      -------     --------     --------     ------   --------
Total Loans                  132,086        12,359       36,897      174,869       40,623          0    396,834
                            --------       -------      -------     --------     --------     ------   --------
Securities-taxable             4,028         1,390        5,135       27,916       62,975      6,366    107,810
Securities-tax free              645           195          250        5,670       37,746          0     44,506
                            --------       -------      -------     --------     --------     ------   --------
Total Securities               4,673         1,585        5,385       33,586      100,721      6,366    152,316
                            --------       -------      -------     --------     --------     ------   --------
Interest-bearing deposits
 with banks                      594           198        1,685          882            0          0      3,359
Federal funds sold             6,950             0            0            0            0          0      6,950
                            --------       -------      -------     --------     --------     ------   --------
Total Money Market Assets      7,544           198        1,685          882            0          0     10,309
                            --------       -------      -------     --------     --------     ------   --------
Total Earning Assets         144,303        14,142       43,967      209,337      141,344      6,366    559,459
Non-earning assets                 0             0            0            0            0     29,643     29,643
Allowance for credit losses        0             0            0            0            0    (5,250)    (5,250)
                            --------       -------      -------     --------     --------    -------   --------
   Total Assets             $144,303       $14,142      $43,967     $209,337     $141,344    $30,759   $583,852
                            ========       =======      =======     ========     ========    =======   ========


Interest-bearing demand
 deposits                    $58,096       $     0      $     0     $ 25,367           $0    $     0   $ 83,463
Savings deposits                 484             0          737       41,625            0          0     42,846
Time deposits $100,000
 and over                     38,944        17,098       14,268        5,195          319          0     75,824
Other time deposits           52,136        42,250       59,674       59,277          404          0    213,741
                            --------       -------      -------    ---------     --------    -------   --------
Total Interest-Bearing
 Deposits                    149,660        59,348       74,679      131,464          723          0    415,874
                            --------       -------      -------    ---------     --------    -------   --------
Borrowed funds and other
 interest-bearing
 liabilities                  10,744           473        5,945       43,746       10,000          0     70,908
                            --------       -------      -------    ---------     --------    -------   --------

Total Interest-Bearing
 Liabilities                 160,404        59,821       80,624      175,210       10,723          0    486,782
Demand deposits                    0             0            0            0            0     44,544     44,544
Other liabilities                  0             0            0            0            0      5,842      5,842
Stockholders' equity               0             0            0            0            0     46,684     46,684
                            --------       -------      -------    ---------     --------    -------   --------

Total Liabilities and
 Stockholders' Equity       $160,404       $59,821      $80,624     $175,210     $ 10,723    $97,070   $583,852
                            ========       =======      =======     ========     ========    =======   ========

Interest Rate Sensitivity gap(16,101)      (45,679)     (36,657)      34,127      130,621    (66,311)
                            ========================================================================
Cumulative gap               (16,101)      (61,780)     (98,437)     (64,310)      66,311
                            =============================================================


EARNINGS AT RISK AND ECOMONIC VALUE AT RISK SIMULATIONS

     The company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static gap analysis. Although it will continue to measure its static gap position, the company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet. The ALCO is responsible for focusing on "earnings at risk" and "economic value at risk", and how both relate to the risk-based capital position when analyzing the interest rate risk.


EARNINGS AT RISK

     Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities reprice equally and simultaneously with market rates (e.g., savings rate). The ALCO looks at "earnings at risk" to determine income changes from a base case scenario under an increase and decrease of 200 basis points in the interest rate simulation model.

ECONOMIC VALUE AT RISK

     Earnings at risk simulation measures the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the company's existing assets and liabilities. The ALCO examines this ratio monthly utilizing an increase and decrease of 200 basis points in the interest rate simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the "earnings at risk" ratio.

     The following table illustrates the simulated impact of a 200 basis points upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2000 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2000 levels.




                                               RATES + 200       RATES - 200
Earnings at risk:
 Percent change in net interest income             (1.51)%           (2.76)%

Economic value at risk
 Percent change in economic value of equity       (28.51)%            31.51%


     Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company's policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

     The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company's most liquid assets. At December 31, 2000 cash and cash equivalents totaled $19.8 million, compared to the December 31, 1999 level of $16.0 million. Financing activities provided $30.5 million and operating activities provided $8.6 million of cash and cash equivalents during the year while investing activities utilized $35.2 million. The cash flows provided by financing activities includes deposit growth offset by a decrease in borrowed funds outstanding while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

     Core deposits, which represent the company's primary source of liquidity, averaged $361.1 million in 2000, an increase of $27.2 million, or 8%, from the $333.9 million average in 1999. This increase in average core deposits was supplemented with a $6.5 million increase in average jumbo certificates and an $8.9 million increase in average borrowed funds and other interest-bearing liabilities.

     The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks and at the Federal Home Loan Bank of Pittsburgh. The Federal Reserve Discount Window also provides a funding source of last resort.

     Item 8 - Financial Statements and Supplementary Data

      The information required in Part II, Item 8 is incorporated by reference from the Company's Annual Report to security holders for the fiscal year ended December 31, 2000.

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

     Not Applicable

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

     Part III.

     Item 10 - Directors and Executive Officers of the Registrant

      A.     Identification of Directors of the Company:


                                                          Director Since
      Name                  Title           Term Expires  Company/Bank     Age

 Michael G. Cestone       Director              2003        1998/1988       38
 Michael J. Cestone, Jr.  Director
                          Secretary of
                           the Board
                           of the Company
                           since 1998 and
                           of the Bank
                           since 1971           2002        1998/1969       69
 Joseph Coccia            Director              2001        1998/1998       46
 William P. Conaboy       Director              2001        1998/1998       42
 Dominick L. DeNaples     Director              2001        1998/1987       63
 Louis A. DeNaples        Director
                          Chairman of
                           the Board
                           of the Company
                           since 1998 and
                           of the Bank
                           since 1988           2002        1998/1972       60
 Joseph J. Gentile        Director              2002        1998/1989       70
 Martin F. Gibbons        Director              2003        1998/1979       85
 Joseph O. Haggerty       Director              2002        1998/1987       61
 George N. Juba (1)       Director              2001        1998/1973       74
 J. David Lombardi        Director
                          President and
                           Chief Executive
                           Officer of the
                           Company since 1998
                           and of the Bank
                           since 1988           2003        1998/1986       52
 John P. Moses            Director              2001        1999/1999       54
 John R. Thomas           Director              2003        1998/1967       83


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

(1) On February 28,2001, the Board of Directors of the company and the bank approved and adopted resolutions which named Mr. George N. Juba a Director Emeritus of both the company and the bank effective at the end of his current board term which expires May 16, 2001. The title was bestowed upon Mr. Juba in recognition of the valuable contributions he has made during his forty-eight years of service. Mr Juba is not a nominee for director and will not be standing for re-election at the 2001 annual meeting.

B.       Identification of Executive Officers of the Company

     The following table sets forth selected information about the executive officers of the company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:


                                                                            Bank
                         Office and Position                 Employee  Age as of
     Name                  with the Company      Held Since   Since     2/28/01
------------------------ ---------------------   ----------  --------  --------
 Louis A. DeNaples       Chairman of the Board      1998       (1)        60
 J. David Lombardi       President & Chief
                          Executive Officer         1998       1981       52
 Michael J. Cestone, Jr. Secretary                  1998       (1)        69
 William S. Lance        Treasurer                  1998       1991       41

(1) Messrs. DeNaples and Cestone are non-management members of the Board of Directors of the Company.


   Identification of executive officers of the bank:

                                                                    Bank     Age
                                                                 Employee  as of
Name                  Office/Position with Bank      Held Since  Since   2/28/01
--------------------  ----------------------------   ----------  ------- -------
Louis A. DeNaples       Chairman of the Board           1988        (1)     60
J. David Lombardi       President and Chief
                         Executive Officer              1988       1981     52
Gerard A. Champi        Executive Vice President
                        Retail Sales and
                         Operations Division
                         Manager                        1998       1991     40
Thomas P. Tulaney       Executive Vice President
                        Commercial Sales Division
                         Manager                        1998       1994     41
Stephen J. Kavulich     First Senior Vice President
                        Loan Administration/
                         Compliance Division Manager    1998       1991     55
William S. Lance        First Senior Vice President
                        Finance Control
                         Division Manager               1999       1991     41
Michael J. Cestone, Jr. Secretary                       1988        (1)     69

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

     E.      Business Experience:

  Michael G. Cestone        President, S. G. Mastriani Company
                              (General Contractor)
  Michael J. Cestone, Jr.   President, M. R. Co. (Real Estate Corporation)
                            C.E.O., S. G. Mastriani Company
  Joseph Coccia             President, Coccia Ford, Inc.
                            President, Coccia Lincoln Mercury, Inc.
  William P. Conaboy        Vice President, General Counsel, Allied Services
  Dominick L. DeNaples      President F & L Realty Corp.
                            Vice President, DeNaples Auto Parts, Inc.
                            Vice President, Keystone Landfill Inc.
  Louis A. DeNaples         President, DeNaples Auto Parts, Inc.
                            President, Keystone Landfill, Inc.
                            Vice President, F & L Realty Corp.
  Joseph J. Gentile         President, Dunmore Oil Co., Inc.
  Martin F. Gibbons         Partner, Gibbons Ford
  Joseph O. Haggerty        Retired Superintendent, Dunmore School District
  George N. Juba            Consultant to the Bank since 1988
  William S. Lance          First Senior Vice President since 1999
                            Senior Vice President since 1994
  J. David Lombardi         President and Chief Executive Officer since 1988
  John P. Moses             Partner, Moses & Gelso, L.L.P., Attorneys at Law
  John R. Thomas            Chairman of the Board, Wesel Manufacturing Company
                             (design and manufacturing of precision machinery)



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

                                                     SUMMARY COMPENSATION TABLE

                                       Annual Compensation                        Long - Term Compensation
                                  ------------------------------    ---------------------------------------------------

                                                                            Awards                     Payouts
                                                                    ---------------------- -------------------------

                                                                                Securities
                                                          Other                   Under-                All
         Name and                                        Annual      Restricted   Lying                Other
        Principal                                        Compen-       Stock     Options/      LTIP   Compen-
         Position        Year      Salary(1)   Bonus(2)  sation(3)     Award(s)     SARs(4)  Payouts  sation(5)
                                      ($)        ($)       ($)          ($)         (#)        ($)      ($)
           (a)           (b)          (c)        (d)       (e)          (f)         (g)        (h)      (i)
   -------------------- -----     ---------- ---------- --------    ------------ --------- --------- --------

   J. David Lombardi,
   President and Chief
   Executive Officer    2000       $199,000   $275,000      $-           $0         3,000      $ 0    $28,868
   of the Company and   1999        179,000    250,000       -            0             0        0     25,604
   the Bank             1998        179,000    250,000       -            0             0        0     25,979

   Thomas P. Tulaney,
   Executive Vice       2000        $94,500    $60,000      $-           $0         2,000      $ 0    $14,777
   President of the     1999         92,000     50,000       -            0             0        0     14,164
   Bank                 1998         87,135     40,000       -            0             0        0     12,538

   Gerard A. Champi,
   Executive Vice       2000        $87,000    $60,000      $-           $0         2,000      $ 0    $14,008
   President of the     1999         84,500     50,000       -            0             0        0     13,359
   Bank                 1998         79,634     40,000       -            0             0        0     11,496

   Stephen J.
   Kavulich, First
   Senior Vice          2000        $71,500    $30,000      $-           $0         2,000       $0     $9,339
   President of the     1999         69,000     27,000       -            0             0        0      9,228
   Bank                 1998         64,414     24,000       -            0             0        0      7,845


1    Includes  directors'  fees of  $24,000  for  2000,  1999  and  1998 for Mr.
     Lombardi.

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

4 The amounts listed represent stock options granted to the persons listed in the form of qualified incentive stock options which were granted at the fair market value on the date of grant. All options are exercisable upon receipt of shareholder approval and expire ten years after the date on which the award is granted. If the corporation or its shareholders execute an agreement to dispose of all or substantially all of the corporation's assets, resulting in a change of ownership then all outstanding awards shall become immediately exercisable.

5 For Mr. Lombardi, includes $16,368, $16,096 and $16,471 contributed by the company pursuant to the Employees' Profit Sharing Plan for 2000, 1999 and 1998, respectively and includes director's bonus of $7,500, in each of 2000, 1999 and 1998, respectively. Also includes premiums paid to purchase additional life insurance in the amount of $5,000 in 2000 and $2,008 in 1999 and 1998. For Mr. Tulaney, Mr. Champi, and Mr. Kavulich, represents amounts contributed by the company to the Employees' Profit Sharing Plan in the years shown.


     Option Grants in 2000

     The following table shows the stock options granted to the company's executive officers in 2000, and their potential value at the end of the option's term, assuming certain levels of appreciation of the company's common stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                     Potential Realizable Value
                                                                                     At Assumed Annual Rates of
                                                                                     Stock Price Appreciation
                                             Individual Grants                         For Option Term (1)
                           --------------------------------------------------------  ----------------------


                                           Percent of
                                 Number of Total
                             Securities Options/SARs
                             Underlying    Granted To      Exercise Of
                            Option/SARs   Employees In      Base Price  Expiration
         Name              Granted(#)(2)   Fiscal Year        ($/Sh)       Date         5% ($)     10% ($)
         (a)                    (b)            (c)              (d)         (e)          (f)         (g)
    -----------------      ------------- --------------    -----------  -----------   ---------   --------

    J. David Lombardi          3,000          12.00%           $28.55    08/30/10       $53,850   $136,560

    Thomas P. Tulaney          2,000           8.00%           $28.55    08/30/10       $35,900    $91,040

    Gerard A. Champi           2,000           8.00%           $28.55    08/30/10       $35,900    $91,040

    Stephen J. Kavulich        2,000           8.00%           $28.55    08/30/10       $35,900    $91,040


(1) The dollar amounts under these columns are the result of calculations at the 5% and the 10% annualized rates set by the Securities and Exchange
     Commission and therefore are not intended to forecast possible future appreciation, if any, of the company's common stock price.
(2)  The stock options become exercisable upon receipt of shareholder  approval.
     All options outstanding become immediately exercisable in the event of a change in control.


     Stock Options and Stock Appreciation Rights Exercised in 2000 and Year-End Values

         The following table reflects the number of stock options and stock appreciation rights exercised by the Named Executive Officers in 2000, the total gain realized upon exercise, the number of stock options held at the end of the year, and the realizable gain of the stock options that are "in-the-money." In-the-money stock options are stock options with exercise prices that are below the year-end stock price because the stock value increased since the date of the grant.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                          Number Of Securities
                                                         Underlying Unexercised          Value of Unexercised
                                                         Options/SARs at Fiscal      In-The-Money Options/SARs At
                                                               Year-End                  Fiscal Year-End (2)
                                                                  #                             ($)
                                                      ----------------------------  -------------------------------
                             Shares        Value
                          Acquired On     Realized
          Name            Exercise (#)     ($) (1)    Exercisable  Unexercisable    Exercisable    Unexercisable
          (a)                  (b)           (c)         (d)            (e)            (f)             (g)
    ------------------    ------------    --------    -----------  -------------    -----------    -------------

    J. David Lombardi            0             0             0           3,000              0           $3,600

    Thomas P. Tulaney            0             0             0           2,000              0           $2,400

    Gerard A. Champi             0             0             0           2,000              0           $2,400

    Stephen J. Kavulich          0             0             0           2,000              0           $2,400


(1) Based upon the difference between the closing price of the Common Stock on the date or dates of exercise and the exercise price or prices for the stock options or stock appreciation rights.
(2) Based upon the closing price of the Common Stock on December 29, 2000 of $29.75 per share. As of December 31, 2000, no stock appreciation rights were outstanding under the Plan.


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


     Compensation of Directors

     During 2000, the company's Board of Directors held six meetings. Directors received no additional remuneration for attendance at these board meetings. Members of the bank's Board of Directors are compensated at a rate of $1,000 per board meeting, including four (4) compensated absences at full compensation, after which members are not paid for any unexcused absence, except for Mr. George N. Juba who is compensated for unlimited absences. Excused absences are limited to non-attendance due to other bank business. The aggregate amount of such fees paid in 2000 was $308,000. In 2000, Michael J. Cestone, Jr., George N. Juba and John R. Thomas were compensated $31,500, in the aggregate, for special services (respectively Secretary, Special Consultant and Investment Advisor) rendered to the bank. All directors of the bank also received a bonus of $7,500 in 2000. Members of the Bank's Senior Loan Committee do not receive a fee for attendance at Senior Loan Committee meetings. Members of the Audit Committee of both the company and the bank do not receive remuneration for attending Audit Committee meetings.


     Item 12- Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information, as of February 28, 2001, regarding the beneficial ownership of Company Stock of each director and nominee, all directors and principal officers as a group, and all persons who own beneficially more than five percent of the outstanding common stock of the Company. Management knows of no persons, other than directors Louis A. DeNaples and Dominick L. DeNaples, who own beneficially more than five percent of the outstanding Company Stock. Unless otherwise listed, shares beneficially owned represent sole voting and investment power of the individuals named.

                                          Shares
                                       Beneficially
                                         Owned (1)          Percent of Class
 Michael G. Cestone  (2)                  11,267                  0.45%
 Michael J. Cestone, Jr.  (3)             36,392                  1.45%
 Joseph Coccia                            17,674                  0.70%
 William P. Conaboy                        2,280                  0.09%
 Dominick L. DeNaples  (4)               188,326                  7.48%
 Louis A. DeNaples  (5)                  204,717                  8.13%
 Joseph J. Gentile  (6)                  104,590                  4.16%
 Martin F. Gibbons                        12,615                  0.50%
 Joseph O. Haggerty                        4,057                  0.16%
 George N. Juba                           14,644                  0.58%
 William S. Lance                            973                  0.04%
 J. David Lombardi  (7)                   28,864                  1.15%
 John P. Moses                             3,075                  0.12%
 John R. Thomas  (8)                      38,605                  1.53%
 All directors and principal
  officers as a group (14)               668,078                 26.54%

Note:As used  throughout,  the term  "principal  officers"  refers to  Executive
     Officers of the Company including President and Treasurer.

1. The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days after February 28, 2001. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, all shares are beneficially owned by the reporting person individually or jointly with his spouse. All numbers here have been rounded to the nearest whole number.
2. Includes 606 shares held in street name and 200 shares held jointly with his children.
3. Includes 21,566 shares held in street name and 8,090 shares owned individually by his spouse.
4.   Includes 20,373 shares held jointly with his children.
5. Includes 2,301 shares owned individually by his spouse and 8,359 shares held jointly with his children.
6. Includes 2,800 shares held in street name and 22,073 shares owned individually by his spouse.
7. Includes 14,165 shares held in street name and 102 shares owned individually by his spouse and 151 shares held by his minor children.
8.   Includes 5,636 shares owned individually by his spouse.

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


          Insider Trading Matters

               NONE


     Part IV.

     Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

          The information required in Item 14 is incorporated by reference from the Company's Annual Report to security holders for the fiscal year ended December 31, 2000:

     EXHIBIT A - Balance Sheet - December 31, 2000 and 1999

     EXHIBIT B - Statement of Income - December 31, 2000, 1999 and 1998

     EXHIBIT C - Statement of Cash Flows - December 31, 2000, 1999 and 1998

     EXHIBIT D - Statement of Changes in Stockholders' Equity - December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     1    Summary of Significant Accounting Policies

     2    Restricted Cash Balances

     3    Investment Securities
          December 31, 2000 and 1999

     4    Loans and Changes in Allowance for Loan Loss
          December 31, 2000 and 1999

     5    Bank Premises and Equipment
          December 31, 2000 and 1999

     6    Deposits

     7    Borrowed Funds
          December 31, 2000 and 1999

     8    Benefit Plans

     9    Income Taxes
          December 31, 2000, 1999 and 1998

    10    Related Party Transactions

    11    Commitments

    12    Stock Option Plans

    13    Regulatory Matters
          December 31, 2000 and 1999

    14    Disclosures about Fair Value of Financial Instruments
          December 31, 2000 and 1999

    15    Condensed Financial Information - Parent Company Only

    16    Selected Quarterly Financial Data
          2000 and 1999

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



                  DATE:  March 14, 2001


          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Directors:


      /s/ Michael G. Cestone    03/14/01     /s/ Martin F. Gibbons     03/14/01
     -----------------------   ---------     -----------------------   --------
     Michael G. Cestone          Date        Martin F. Gibbons          Date


     /s/ Michael J. Cestone     03/14/01     /s/ Joseph O. Hagerty     03/14/01
     ----------------------    ---------     ------------------------  --------
     Michael J. Cestone, Jr.     Date        Joseph O. Haggerty         Date


     /s/ Joseph Coccia          03/14/01
     ----------------------     --------     ------------------------  --------
     Joseph Coccia               Date        George N. Juba             Date


     /s/ William P. Conaboy     03/14/01     /s/ J. David Lombardi     03/14/01
     ----------------------     --------     ------------------------  --------
     William P. Conaboy          Date        J. David Lombardi          Date


     /s/ Dominick L. DeNaples   03/14/01     /s/ John P. Moses         03/14/01
     ------------------------   --------     ------------------------  --------
     Dominick L. DeNaples        Date        John P. Moses              Date


     /s/ Louis A. DeNaples      03/14/01
     --------------------       --------     ------------------------  --------
     Louis A. DeNaples           Date        John R. Thomas             Date


     /s/ Joseph J. Gentile      03/14/01
     ----------------------     --------
     Joseph J. Gentile           Date

     Exhibit A - Balance Sheet


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share data)        2000              1999
                                                   ----------        ----------

      ASSETS Cash and cash equivalents:
         Cash and due from banks                    $ 12,854          $ 15,971
         Federal funds sold                            6,950                 0
                                                    --------          --------
           Total cash and cash equivalents            19,804            15,971

      Interest-bearing balances
        with financial institutions                    3,359             2,874
      Securities:
         Available-for-sale, at fair value           144,956           136,393
         Held-to-maturity, at cost
          (fair value $2,204 and $1,809)               2,337             2,199
         Federal Reserve Bank and FHLB stock,
          at cost                                      5,023             7,936
      Net loans                                      393,125           359,244
      Bank premises and equipment                      5,905             4,825
      Accrued interest receivable                      3,467             2,937
      Other assets                                     5,876             7,984
                                                    --------          --------
            TOTAL ASSETS                            $583,852          $540,363
                                                    ========          ========

      LIABILITIES
      Deposits:
         Demand                                     $ 44,544          $ 42,535
         Interest-bearing demand                      83,463            64,483
         Savings                                      42,846            43,502
         Time ($100,000 and over)                     75,824            70,931
         Other time                                  213,741           189,675
                                                    --------          --------
            Total deposits                           460,418           411,126

      Borrowed funds                                  70,908            88,173
      Accrued interest payable                         4,326             2,696
      Other liabilities                                1,516             1,313
                                                    --------          --------
            Total liabilities                       $537,168          $503,308
                                                    --------          --------

      STOCKHOLDERS' EQUITY
      Common Stock ($1.25 par)
         Authorized:  20,000,000 shares
          in 2000 and 5,000,000 shares in 1999
         Issued and outstanding: 2,516,872 shares
          in 2000 and 2,493,507 shares in 1999      $  3,146          $  3,117
      Additional paid-in capital                      10,491             9,841
      Retained earnings                               32,167            28,349
      Accumulated other comprehensive income (loss)      880            (4,252)
                                                    --------          --------
         Total stockholders' equity                   46,684            37,055
                                                    --------          --------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                $583,852          $540,363
                                                    ========          ========

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     Exhibit B - Statements of Income

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


 Year Ended December 31,
 (in thousands, except per share data)       2000        1999         1998
                                         ----------   ----------   ----------
 INTEREST INCOME
 Interest and fees on loans                $32,870      $28,982      $25,559
                                           -------      -------      -------
 Interest and dividends on securities:
  U.S. Treasury and government agencies      7,207        6,048        5,831
  State and political subdivisions           2,363        2,017        1,708
  Other securities                             522          561          408
                                           -------      -------      -------
    Total interest and dividends
      on securities                         10,092        8,626        7,947
                                           -------      -------      -------
 Interest on balances with
   financial institutions                      217          145          178
 Interest on federal funds sold                212          115          222
                                           -------      -------      -------
   TOTAL INTEREST INCOME                    43,391       37,868       33,906
                                           -------      -------      -------

INTEREST EXPENSE
Interest-bearing demand                      2,194        1,490        1,225
Savings                                        964        1,020        1,001
Time ($100,000 and over)                     4,480        3,494        3,265
Other time                                  11,686        9,937        9,764
Interest on borrowed funds                   5,046        4,284        3,206
                                           -------      -------      -------
  TOTAL INTEREST EXPENSE                    24,370       20,225       18,461
                                           -------      -------      -------
Net interest income before provision
  for credit losses                         19,021       17,643       15,445
Provision for credit losses                    970        1,020          920
                                           -------      -------      -------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES                18,051       16,623       14,525
                                           -------      -------      -------

OTHER INCOME
 Service charges                             1,023          845          780
 Net gain/(loss) on the sale of securities    (108)         197          125
 Net gain on the sale of other real estate       0           23           47
 Other                                         467          512          631
                                           -------      -------      -------
   TOTAL OTHER INCOME                        1,382        1,577        1,583
                                           -------      -------      -------

OTHER EXPENSES
 Salaries and employee benefits              5,852        5,418        4,749
 Occupancy expense                           1,087          993          869
 Equipment expense                             908          781          677
 Data processing expense                       796          689          599
 Other operating expenses                    3,109        2,914        2,529
                                           -------      -------      -------
   TOTAL OTHER EXPENSES                     11,752       10,795        9,423
                                           -------      -------      -------

INCOME BEFORE INCOME TAXES                   7,681        7,405        6,685
Provision for income taxes                   1,661        1,756        1,578
                                           -------      -------      -------

NET INCOME                                 $ 6,020      $ 5,649      $ 5,107
                                           =======      =======      =======

EARNINGS PER SHARE:
 Basic                                       $2.41        $2.35        $2.13
                                           =======      =======      =======
 Diluted                                     $2.39        $2.35        $2.13
                                           =======      =======      =======

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     Exhibit C - Statements of Cash Flows

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31, (in thousands)     2000      1999      1998
                                                  --------  --------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                 $42,663    $37,503   $34,495
Fees and commissions received                       1,490      1,358     1,411
Interest paid                                     (22,740)   (20,116)  (18,074)
Cash paid to suppliers and employees              (10,671)   (11,255)   (9,087)
Income taxes paid                                  (2,172)    (1,908)   (1,942)
                                                  -------   --------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           8,570      5,582     6,803
                                                  -------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                               0      2,000     1,500
 Proceeds from sales prior to maturity             49,347     28,903    14,451
 Proceeds from calls prior to maturity             14,123     18,927    46,533
 Purchases                                        (61,393)   (70,517)  (73,550)
Securities held to maturity:
 Proceeds from calls prior to maturity                  0        249       257
 Purchases                                              0     (1,622)     (231)
Net (increase)/decrease in interest-
 bearing bank balances                               (485)      (396)     (892)
Net increase in loans to customers                (34,851)   (35,631)  (44,753)
Capital expenditures                               (1,983)      (806)   (1,370)
                                                 --------    -------   -------
NET CASH USED IN INVESTING ACTIVITIES             (35,242)   (58,893)  (58,055)
                                                 --------    -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits,
 money market demand, NOW accounts,
 and savings accounts                              20,335     17,835     7,286
Net increase in certificates of deposit            28,959     13,251    27,085
Net increase in borrowed funds                    (17,266)    22,998    18,181
Repayment of debt                                       0          0      (851)
Proceeds from issuance of common stock
 net of stock issuance costs                          679      3,693         0
Cash dividends paid                                (2,202)    (1,922)   (1,703)
                                                  -------    -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES          30,505     55,855    49,998
                                                  -------    -------   -------
NET INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                  3,833      2,544    (1,254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     15,971     13,427    14,681
                                                  -------    -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $19,804    $15,971   $13,427
                                                  =======    =======   =======

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
Net income                                         $6,020     $5,649    $5,107
                                                  -------    -------   -------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
Amortization and accretion, net                      (197)       (84)      239
Depreciation and amortization                         903        794       653
Provision for credit losses                           970      1,020       920
Provision for deferred taxes                         (419)      (218)     (306)
Loss/(Gain) on sale of securities                     108       (197)     (125)
Gain on sale of other real estate                       0        (23)      (47)
Increase in interest payable                        1,630        109       388
Increase in taxes payable                             (53)        53       (16)
Increase (decrease) in accrued expenses
 and other liabilities                                255        356       128
Decrease (increase) in prepaid expenses
 and other assets                                    (117)    (1,597)     (488)
Decrease (increase) in interest receivable           (530)      (280)      350
                                                   ------     ------    ------
 Total adjustments                                  2,550        (67)    1,696
                                                   ------     ------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $8,570     $5,582    $6,803
                                                   ======     ======    ======

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit D - Statements of Changes in Stockholders' Equity

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999 and 1998 (in thousands, except share data)

                                                                                   ACCUM-
                                                                                  ULATED
                                                                                   OTHER
                                                                                    COMP-
                                 COMP-                                             REHEN-
                                REHEN-     COMMON STOCK      ADD'L                 SIVE
                                 SIVE   -----------------   PAID-IN   RETAINED    INCOME/
                                INCOME   SHARES    AMOUNT   CAPITAL   EARNINGS     (LOSS)     TOTAL
                               -------  --------  -------  ---------  ---------   --------   --------

BALANCES, DECEMBER 31, 1997             1,199,180  $1,499    $6,267    $22,717     $1,097     $31,580
 Comprehensive Income:
  Net income for the year       $5,107                                   5,107                  5,107
  Other comprehensive income,
    net of tax:
   Unrealized loss on securities
    available-for-sale, net
    of deferred income tax
    benefit of $157               (181)
   Reclassification adjustment
    for gain or loss included
    in income                     (125)
                                ------
  Total other comp. loss,
   net of tax                     (306)                                              (306)       (306)
                                ------
 Comprehensive Income           $4,801
                                ======
 Cash dividends paid,
   $0.71 per share                                                      (1,703)                (1,703)
 100% stock dividend                    1,199,180   1,499               (1,499)                     0
                                        ---------  ------    ------    -------     ------     -------
BALANCES, DECEMBER 31, 1998             2,398,360  $2,998    $6,267    $24,622     $  791     $34,678
 Comprehensive Income:
 Net income for the year        $5,649                                   5,649                  5,649
 Other comprehensive income,
   net of tax:
  Unrealized loss on securities
   available-for-sale, net of
   deferred income tax
   benefit of $2,598           (5,240)
 Reclassification adjustment
  for gain or loss included
  in income                       197
                               ------
 Total other comp. loss,
  net of tax                   (5,043)                                             (5,043)      (5,043)
                               ------
Comprehensive Income             $606
                               ======
Cash dividends paid,
 $0.80 per share                                                        (1,922)                 (1,922)
Proceeds from sale of
 75,000 shares of Common Stock,
 at $40.00, net of issuance
 costs                                     75,000      94     2,836                              2,930
Proceeds from issuance of Common Stock
  through dividend reinvestment            20,147      25       738                                763
                                       ----------  ------    ------    -------     -------     -------
BALANCES, DECEMBER 31, 1999             2,493,507  $3,117    $9,841    $28,349     $(4,252)    $37,055
 Comprehensive Income:
 Net income for the year       $6,020                                    6,020                   6,020
 Other comprehensive income,
  net of tax:
 Unrealized gain on securities
  available-for-sale, net of
  deferred income taxes
       of $2,644                5,240
 Reclassification adjustment
  for gain or loss
  included in income             (108)
                               ------
 Total other comp. Gain,
   net of tax                   5,132                                                5,132      5,132
                              -------
 Comprehensive Income         $11,152
                              =======
 Cash dividends paid,
  $0.88 per share                                                       (2,202)                 (2,202)
 Repurchase of shares for
   reissuance through
   dividend reinvestment                   (9,029)    (11)      (261)                             (272)
 Proceeds from issuance of
  Common Stock through
  dividend reinvestment                    32,394      40        911                               951
                                        ---------  ------    -------   -------     -------     -------
BALANCES, DECEMBER 31, 2000             2,516,872  $3,146    $10,491   $32,167        $880     $46,684
                                        =========  ======    =======   =======     =======     =======

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

NATURE OF OPERATIONS
         The company is a registered bank holding company, incorporated under the laws of the state of Pennsylvania. It is the Parent Company of First National Community Bank (the "bank") and it's wholly owned subsidiary FNCB Realty, Inc.
         The bank provides a variety of financial services to individuals and corporate customers through its eleven banking locations located in northeastern Pennsylvania. It provides a full range of commercial banking services which includes commercial, residential and consumer lending. Additionally, the bank provides to it's customers a variety of deposit products, including demand checking and interest-bearing deposit accounts.
         FNCB Realty, Inc.'s operating activities include the acquisition, holding, and disposition of certain real estate acquired in satisfaction of loan commitments owed by third party debtors to First National Community Bank.

PRINCIPLES OF CONSOLIDATION
         On July 1, 1998, the company acquired First National Community Bank in a business combination accounted for as a pooling of interests. The bank became the wholly owned subsidiary of the company through the exchange of 1,199,180 shares of its common stock for all of the outstanding stock of the bank.
         The company did not conduct business activities prior to the July 1, 1998 stock exchange. Accordingly, the Parent Company Only financial information included in Note 15 of these financial statements presents the company's results of operations and cash flows for the years ended December 31, 2000 and 1999 and for it's initial period of operations commencing July 1, 1998 and ending on December 31, 1998.
         The accompanying consolidated financial statements for 1998 are based on the assumption that the companies were combined for the full year, and the financial statements of prior years have been restated to give effect to the combination. All significant intercompany transactions and balances have been eliminated in consolidation.

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

LOANS
         Loans are stated at face value, net of unamortized loan fees and costs and the allowance for credit losses. Interest on all loans is recognized on the accrual basis, based upon the principal amount outstanding.
         Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest income in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest.

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

ADVERTISING COSTS
         Advertising costs are charged to operations in the year incurred and totaled $507,000, $468,000 and $341,000 in 2000, 1999 and 1998, respectively.

INCOME TAXES
         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
         The Company and its subsidiaries file a consolidated Federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with the Company as if they would have filed on a separate return basis.

CASH EQUIVALENTS
         For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

NET INCOME PER SHARE
         Basic earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Such shares amounted to 2,502,245 in 2000, 2,407,278 in 1999 and 2,398,360 in 1998 after giving retroactive effect to the 100% stock dividend declared in 1998.
         Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 2,518,846 in 2000, 2,407,278 in 1999 and 2,398,360 in 1998 after giving retroactive effect to the 100% stock dividend declared in 1998.

STOCK-BASED COMPENSATION
         The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued to employees since the options have an exercise price equal to the market value of the common stock on the day of the grant. Refer to Note 12 to the financial statements for the fair market disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation."

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

NEW FINANCIAL ACCOUNTING STANDARDS
         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999; earlier application is permitted. The company does not hold or issue derivative instruments as defined by SFAS 133. The adoption of SFAS 133 had no impact on the company.

2.  RESTRICTED CASH BALANCES:

The bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2000 was $75,000, which amount was satisfied through the restriction of vault cash. In addition, the bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2000, the amount of these balances was $1,135,000.

3.  SECURITIES:

         Securities   have  been  classified  in  the   consolidated   financial
statements according to management's intent. The carrying amount of securities and their approximate fair values (in thousands) at December 31 follow:

Available-for-sale Securities:

                                              Gross       Gross
                                           Unrealized   Unrealized      Net
                                Amortized    Holding      Holding     Carrying
                                   Cost        Gains      Losses        Value
                                ---------  ----------  -----------  -----------
    December 31, 2000
   -------------------
U.S. Treasury securities
  and obligations of U.S.
  government agencies            $ 16,341    $  253      $   99       $ 16,495
Obligations of state and
  political subdivisions           44,759     1,066         270         45,555
Mortgage-backed securities         80,727     1,173         753         81,147
Corporate debt securities           1,787        17          55          1,749
Equity securities                      10         0           0             10
                                ---------    ------      ------       --------
   Total                         $143,624    $2,509      $1,177       $144,956
                                =========    ======      ======       ========

    December 31, 1999
   -------------------
U.S. Treasury securities
 and obligations of U.S.
 government agencies              $20,479      $  0      $  731       $ 19,748
Obligations of state and
 political subdivisions            39,785       298       2,148         37,935
Mortgage-backed securities         81,561       160       3,958         77,763
Corporate debt securities           1,001         0          64            937
Equity securities                      10         0           0             10
                                 --------      ----      ------       --------
   Total                         $142,836      $458      $6,901       $136,393
                                 ========      ====      ======       ========

Held-to-maturity Securities:

                                              Gross       Gross
                                    Net     Unrealized  Unrealized
                                 Carrying     Holding     Holding        Fair
                                   Value       Gains       Losses        Value
                                 --------   ----------  -----------    --------
  December 31, 2000
 -------------------
U.S. Treasury securities
 and obligations of U.S.
 government agencies              $1,116        $ 0          $67         $1,049
Obligations of state and
 political subdivisions            1,221          0           66          1,155
                                  ------        ---         ----         ------
  Total                           $2,337        $ 0         $133         $2,204
                                  ======        ===         ====         ======

                                             Gross         Gross
                                   Net     Unrealized   Unrealized
                                Carrying    Holding       Holding         Fair
                                  Value      Gains        Losses         Value
                                --------   ----------   ----------     --------
  December 31, 1999
 -------------------
U.S. Treasury securities
 and obligations of U.S.
 government agencies             $1,037        $ 0          $156         $ 881
Obligations of state and
 political subdivisions           1,162          0           234           928
                                 ------        ---          ----         -----
  Total                          $2,199        $ 0          $390         $1,809
                                 ======        ===          ====         ======

The following table shows the amortized cost and approximate fair value of the bank's debt securities (in thousands) at December 31, 2000 using contracted maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Available-for-sale       Held-to-maturity
                                                  Net       Net
                                 Amortized     Carrying   Carrying       Fair
                                   Cost          Value      Value       Value
                                 ---------     --------   --------    --------
Amounts maturing in:
One Year or Less                  $   499      $    499    $    0       $    0
One Year through Five Years         1,499         1,516         0            0
After Five Years through Ten Years 13,449        13,609         0            0
After Ten Years                    47,440        48,175     2,337        2,204
Mortgage-backed Securities         80,727        81,147         0            0
                                 --------      --------    ------       ------
 Total                           $143,614      $144,946    $2,337       $2,204
                                 ========      ========    ======       ======


         Gross proceeds from the sale of securities for the years ended December 31, 2000, 1999, and 1998 were $49,347,000, $28,903,000, and $14,451,000, respectively with the gross realized gains being $71,000, $254,000, and $153,000, respectively, and gross realized losses being $179,000, $57,000, and $28,000, respectively.
         At December 31, 2000 and 1999, securities with a carrying amount of $68,144,000 and $85,399,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

4.   LOANS:


Major classifications of loans are summarized as follows:


                                                             (in thousands)
                                                          2000            1999
                                                       --------        --------
Real estate loans, secured by residential properties   $ 89,827        $ 95,339
Real estate loans, secured by nonfarm, nonresidential
   properties                                           156,234         134,690
Commercial and industrial loans                          79,483          61,337
Loans to individuals for household, family and other
   personal expenditures                                 62,504          65,075
Loans to state and political subdivisions                10,078           7,389
All other loans, including overdrafts                       249             128
                                                       --------        --------
  Gross loans                                           398,375         363,958
Less: Allowance for credit losses                        (5,250)         (4,714)
                                                       --------        --------
  Net loans                                            $393,125        $359,244
                                                       ========        ========



Changes in the allowance for credit losses were as follows:

                                               (in thousands)

                                    2000             1999              1998
Balance, beginning of year         $4,714            $4,283           $3,623
Recoveries credited to allowance      259               267               47
Provision for credit losses           970             1,020              920
TOTAL                               5,943             5,570            4,590
Losses charged to allowance           693               856              307
                                   ------            ------           ------
Balance, end of year               $5,250            $4,714           $4,283
                                   ======            ======           ======

Information   concerning  the  bank's  recorded  investment  in  nonaccrual  and restructured loans is as follows:

                                               (in thousands)
                                            2000           1999
                                            ----           ----
      Nonaccrual loans
       Impaired                             $  0           $  0
       Other                                 645            288
      Restructured loans                      72            283
                                            ----           ----
         Total                              $717           $571
                                            ====           ====


         The interest income that would have been earned in 2000, 1999 and 1998 on nonaccrual and restructured loans outstanding at December 31, 2000, 1999 and 1998 in accordance with their original terms approximated $61,000, $50,000 and $125,000. The interest income actually realized on such loans in 2000, 1999 and 1998 approximated $9,000, $23,000 and $51,000. As of December 31, 2000, there were no outstanding commitments to lend additional funds to borrowers of impaired, restructured or nonaccrual loans.

5.  BANK PREMISES AND EQUIPMENT:


Bank premises and equipment are summarized as follows:

                                                         (in thousands)

                                                        2000             1999
                                                       ------           ------
Land                                                   $ 1,036           $  783
Buildings                                                2,315            2,278
Furniture, fixtures and equipment                        5,194            4,366
Leasehold improvements                                   2,590            1,924
                                                       -------           ------
     Total                                              11,135            9,351
Less accumulated depreciation                            5,230            4,526
                                                       -------           ------
     Net                                               $ 5,905           $4,825
                                                       =======           ======

6.  DEPOSITS:

At December 31, 2000, time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows:

                                                    (in thousands)

                              Time Deposits
                                $100,000              Other
                                and Over          Time Deposits       Total
                               -----------        -------------     ---------
2001                            $70,311             $153,533        $223,844
2002                              2,574               41,874          44,448
2003                                118                9,593           9,711
2004                              2,060                4,544           6,604
2005 and Thereafter                 761                4,197           4,958
                                -------             --------        --------
     Total                      $75,824             $213,741        $289,565
                                =======             ========        ========

7.  BORROWED FUNDS:

Borrowed funds at December 31, 2000 and 1999 include the following (in thousands):

                                                2000               1999
                                              -------            --------
Treasury Tax and Loan  Demand Note            $   271             $   356
Federal Funds Purchased                             0               4,845
Other Short-Term Borrowings                         0               3,732
Borrowings under Lines of Credit               70,637              79,240
                                              -------             -------
       Total                                  $70,908             $88,173
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

The following table presents Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh") advances at the earlier of the callable date or maturity date (in thousands):

                                                    December 31, 2000
                                                                        Weighted
                                                                         Average
                                                 Amount           Interest Rate
   Within one year                               $35,955             6.15%
   After one year but within two years             2,627             6.42
   After two years but within three years         15,000             5.57
   After three years but within four years        10,087             5.51
   After four years but within five years          5,000             5.15
   After five years                                1,968             5.91
                                                 -------
                                                 $70,637
                                                 =======

The FHLB of Pittsburgh advances are comprised of $60,637,000 of fixed rate advances and $10,000,000 of variable rate borrowings. All advances are collateralized either under a blanket pledge agreement by one to four family mortgage loans or with mortgage-backed securities.

At December 31, 2000, the company had available from the FHLB of Pittsburgh an open line of credit for $51,540,000 which expires on October 18, 2001. The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request. At December 31, 2000 and 1999, the company had no borrowings under this credit line. In addition, at December 31, 2000, the company had available overnight repricing lines of credit with other correspondent banks totaling $24,000,000. At December 31, 1999, the company had $4,845,000 outstanding with correspondent banks. There were no borrowings under these lines at December 31, 2000 and 1998.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2000 and 1999 were $96,565,000 and $87,818,000, respectively.



8.  BENEFIT PLANS:


         The bank has a defined contribution profit sharing plan which covers all eligible employees. The bank's contribution to the plan is determined at management's discretion at the end of each year and funded. Contributions to the plan in 2000, 1999 and 1998 amounted to $300,000, $275,000, and $250,000, respectively.
         During 1994, the bank established an unfunded non-qualified deferred compensation plan covering all eligible bank officers and directors as defined by the plan. This plan provides eligible participants to elect to defer a portion of their compensation. At December 31, 2000, elective deferred compensation amounting to $823,000 plus $373,000 in accrued interest has been recorded as other liabilities in the accompanying balance sheet.

9.  INCOME TAXES:

The provision for income taxes included in the statement of income is comprised of the following components:

                                        2000              1999           1998
                                       ------            ------        -------
Current                                $2,080            $1,974         $1,884
Deferred                                 (419)             (218)          (306)
                                       ------            ------         ------
     TOTAL                             $1,661            $1,756         $1,578
                                       ======            ======         ======

         Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                 2000            1999
                                                ------          ------
Unrealized Holding Gains on Securities
   Available-for-Sale                           $    0          $2,191
Allowance for Credit Losses                      1,648           1,427
Deferred Compensation                              408             307
                                                ------          ------
   Gross Deferred Tax Asset                      2,056           3,925
                                                ------          ------

Unrealized Holding Losses on Securities
   Available-for-Sale                           $  453)         $    0
Deferred Loan Origination Fees                    (245)           (206)
Depreciation                                      (120)           (131)
Other                                              (11)            (22)
                                                ------          ------
   Gross Deferred Tax Liability                 $ (829)         $ (359)
                                                ------          ------
Deferred Tax Asset Valuation Allowance            (421)           (535)
                                                ------          ------
Net Deferred Tax  Assets                        $  806          $3,031
                                                ======          ======

         The provision for Income Taxes differs from the amount of income tax determined applying the applicable U.S. Statutory Federal Income Tax Rate to pre-tax income from continuing operations as a result of the following differences (in thousands):

                                             2000          1999         1998
                                           -------        ------      -------
Provision at Statutory Tax Rates           $ 2,612        $2,518      $2,273
Add (Deduct):
Tax Effects of Non-Taxable Interest Income  (1,030)         (902)       (828)
Non-Deductible Interest Expense                163           127         116
Other Items Net                                (84)           13          17
                                           -------        ------      ------
Provision for Income Taxes                 $ 1,661        $1,756      $1,578
                                           =======        ======      ======


         The net change in the valuation allowance for deferred tax asset was a decrease of $114,000 in 2000. The change relates to a decrease in the provision for income taxes to which this valuation relates.

10.  RELATED PARTY TRANSACTIONS:

At December 31, 2000 and 1999, certain officers and directors and/or companies were indebted to the bank in the aggregate amounts of $21,947,000 and $15,349,000. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The bank was also committed under standby letters of credit as described in Note 11.

During  2000,   $9,621,000  of  new  loans  were  made  and  repayments  totaled
$3,023,000.

11.  COMMITMENTS:

(a) Leases:

The following table shows branch operations from leased facilities:

                                            Date            Lease       Renewal
Branch           Address                   Opened        Expiration      Option
-------          -----------------------   ---------    -----------     --------

Fashion Mall     277 Scranton/Carbondale
                 Highway, Scranton         July 1988      May 2003       Three options of five
                                                                          years each with
                                                                          specified increases at
                                                                          the beginning of each
                                                                          option period

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

Daleville        Route 502 & 435,          April 2000     December 2009  Four options of five
                 Daleville                                                years each with
                                                                          specified increases at
                                                                          the beginning of each
                                                                          option period

Plains           27 North River Road       June 2000      October 2005   Four options of five
                 Plains                                                   years each with
                                                                          specified increases at
                                                                          the beginning of each
                                                                          option period

Back Mountain    169 North Memorial
                 Highway                   October 2000   September 2010 Four options of five
                 Shavertown                                               years each with
                                                                          specified increases at
                                                                          the beginning of each
                                                                          option period

         The bank also leases office space for certain administrative and operational functions. Such lease, which expires in 2003, provides the bank the option of renewal for four successive three year periods commencing January 1, 2004; and carries specified annual rental increases.
         At December 31, 2000, the bank was obligated under certain noncancelable leases for equipment with terms expiring over the next five years.

         The aforementioned leases have been treated as operating leases in the accompanying financial statements. Minimum future obligations under noncancelable operating leases in effect at December 31, 2000 are as follows (in thousands):

                                   FACILITIES                 EQUIPMENT
2001                                 $ 338                       $ 77
2002                                   342                         36
2003                                   175                         21
2004                                   156                         10
2005 and thereafter                    587                          0
                                    ------                       ----
     Total                          $1,598                       $144
                                    ======                       ====


Total rental expense under operating leases amounted to $398,000 in 2000, $361,000 in 1999, and $322,000 in 1998.





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

                                         2000                   1999
Commitments to extend credit           $70,866                $53,022
Standby letters of credit                8,530                  7,985


Outstanding commitments to extend credit and standby letters of credit issued to or on behalf of related parties amounted to $5,310,000 and $10,274,000 and $453,000 and $446,000 at December 31, 2000 and 1999, respectively.

(c)  Concentration of Credit Risk:

      Cash Concentrations: The bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds sold of $6,950,000 and $0; and due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $7,873,000 and $7,024,000 as of December 31, 2000 and 1999, respectively.

     Loan Concentrations: At December 31, 2000, 19% of the bank's commercial loan portfolio was concentrated in loans in the following four industries. Substantially all of these loans are secured by first mortgages on commercial properties. Floor plan loans to automobile dealers are secured by a first lien security interest in the vehicle inventories of the dealer.


                                                   In thousands        %
                                                   ------------       ----
o        Hotels                                      $20,612          5.2%
o        Automobile Dealers                           17,937          4.6
o        Shopping Centers/Retail Complexes            19,532          5.0
o        Office Complex/Units                         17,684          4.5

12.  STOCK OPTION PLANS:

         On August 30, 2000, the Corporation's board of directors adopted an Employee Stock Incentive Plan in which options may be granted to key officers and other employees of the Corporation. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 200,000 shares. Options and rights granted under the plan may be exercised six months after the date the options are awarded and expire ten years after the award date. Options granted during the year 2000 are not exercisable before receipt of shareholder approval and shall lapse upon failure to receive such approval. Effective August 30, 2000, options to purchase 25,000 shares of stock were granted under this plan and expire on August 30, 2010.

         The board of directors also adopted on August 30, 2000, the Independent Directors Stock Option Plan for members of the corporation's board of directors who are not officers or employees of the corporation or its subsidiaries. The aggregate number of shares issuable under the plan cannot exceed 100,000 shares and are exercisable from the date the awards are granted for a period of three years. Options granted during the year 2000 are not exercisable before receipt of shareholder approval and shall lapse upon failure to receive such approval. Effective August 30, 2000, options to purchase 24,000 shares of stock were granted under this plan and expire on August 30, 2003.


                                                                        Weighted
                                                   Independent       Average
                                      Employee       Director        Exercise
Year ended December 31, 2000       Stock Options   Stock Options      Prices
----------------------------       -------------   -------------     --------
Granted                                25,000          24,000         $28.55
                                       ------          ------         ------
Outstanding at December 31, 2000       25,000          24,000         $28.55
                                       ======          ======         ======

         The company measures stock based compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted during the year, the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards made in the year 2000, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:



                                            2000
                                        -----------
                Net income
                 As Reported            $6,020,000
                 Pro forma               5,612,000
                Earnings per share
                 As Reported:
                   Basic                      2.41
                   Diluted                    2.39
                 Pro forma:
                   Basic                      2.24
                   Diluted                    2.23


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year 2000: dividend yield of 2.46 percent; weighted-average risk-free interest rate of 6.32 percent; and expected volatility of 33 percent. The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years.

13.  REGULATORY MATTERS:


         The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the bank meets all capital adequacy requirements to which it is subject.
         As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the bank as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized" the bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                  (in thousands)
                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                            For Capital            Prompt Corrective
                                                   Actual               Adequacy Purposes:         Action Provisions:
                                            -----------------------     ----------------------     ----------------------
                                             Amount         Ratio        Amount        Ratio        Amount       Ratio
                                            -------        --------     --------      -------     ---------     -------
As of December 31, 2000:
   Total Capital
(to Risk Weighted Assets)                    $51,055       11.84%       >$34,492       >8.0%      >$43,115      >10.0%
   Tier I Capital
       (to Risk Weighted Assets)             $45,805       10.62%       >$17,246       >4.0%      >$25,869       >6.0%
   Tier I Capital
       (to Average Assets)                   $45,805        7.92%       >$17,359       >3.0%      >$28,931       >5.0%
As of December 31, 1999:
   Total Capital
       (to Risk Weighted Assets)             $46,021       12.05%       >$30,544       >8.0%      >$38,181      >10.0%
   Tier I Capital
       (to Risk Weighted Assets)             $41,307       10.82%       >$15,272       >4.0%      >$22,908       >6.0%
   Tier I Capital
       (to Average Assets)                   $41,307        7.62%       >$16,264       >3.0%      >$27,107       >5.0%

Banking Regulations also limit the amount of dividends that may be paid without prior approval of the bank's regulatory agency. Retained earnings against which dividends may be paid without prior approval of the federal banking regulators amounted to $13,152,000 at December 31, 2000, subject to the minimum capital ratio requirements noted above.




14.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL   INSTRUMENTS:

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


The estimated fair values of the bank's financial instruments (in thousands) are as follows:

                                                    December 31, 2000
                                               -----------------------------
                                               Carrying               Fair
                                                 Value                Value
                                               --------              -------
FINANCIAL ASSETS
     Cash and short term investments           $ 19,804             $ 19,804
     Interest-bearing balances with
     financial institutions                       3,359                3,387
     Securities                                 152,316              152,184
     Gross Loans                                398,375              400,508

FINANCIAL LIABILITIES
     Deposits                                  $460,418             $460,416
     Borrowed funds                              70,908               71,903

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Commitments to extend credit
      and standby  letters of credit                 $0                  $89


                                                    December 31, 1999
                                               -----------------------------
                                               Carrying                Fair
                                                 Value                 Value
                                               --------              --------
FINANCIAL ASSETS
     Cash and short term investments           $ 15,971               $15,971
     Interest-bearing balances
      with financial institutions                 2,874                 2,871
     Securities                                 146,528               146,138
     Gross Loans                                363,958               364,767

FINANCIAL LIABILITIES
     Deposits                                  $411,126              $410,847
     Borrowed funds                              88,173                86,441

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Commitments to extend credit
      and standby  letters of credit                 $0                  $129

15.   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY:

         Condensed parent company only financial information is as follows (in thousands):

  Condensed Balance Sheet December 31,                  2000       1999
                                                      -------    -------
  Assets:
    Cash                                              $   309    $    75
    Investment in Subsidiary (equity method)           46,326     36,909
    Other assets                                           49         71
                                                      -------    -------
  Total Assets                                        $46,684    $37,055
                                                      =======    =======

  Liabilities and Stockholders' Equity:
  Stockholders' equity                                $46,684    $37,055
                                                      =======    =======

Condensed Statement of Income for the years ending December 31, 2000 and 1999 and for the initial period of operations commencing July 1, 1998 and ending
 December 31, 1998                                2000      1999      1998
                                                 ------    ------    ------
Income:
Dividends from Subsidiary                        $1,775    $1,279    $1,155
Other Income                                          0         0         2
Equity in Undistributed Income of Subsidiary      4,285     4,429     1,367
                                                 ------    ------    ------
Total Income                                     $6,060    $5,708    $2,524
                                                 ------    ------    ------
Expenses                                             40        59        18
                                                 ------    ------    ------
Net Income                                       $6,020    $5,649    $2,506
                                                 ======    ======    ======


Condensed Statement of Cash Flows for the year ending December 31, 2000 and 1999 and for the initial period of operations commencing July 1, 1998 and ending December 31, 1998
                                                 2000         1999        1998
                                                ------       ------      ------
Cash Flows from Operating Activities:
Net income                                     $ 6,020      $ 5,649      $2,506
Adjustments to reconcile net income to net
 cash provided by operating activities:
Equity in undistributed income of subsidiary    (4,285)      (4,429)     (1,367)
Decrease (increase) in other assets                 22          (18)        (52)
                                               -------      -------      ------
Net Cash Provided by Operating Activities      $ 1,757      $ 1,202      $1,087

Cash Flows from Investing Activities:
Investment in subsidiary                       $     0      $(2,929)     $    0
                                               -------      -------      ------
Net Cash Used in Investing Activities          $     0      $(2,929)     $    0
                                               -------      -------      ------

Cash Flows from Financing Activities:
Cash dividends                                 $(2,202)     $(1,922)    $(1,055)
Proceeds from borrowings                             0            0         840
Repayment of borrowings                              0            0        (840)
Advances from subsidiary                             0            0          82
Repayment of advances from subsidiary                0            0         (82)
Payments to repurchase common stock               (272)           0           0
Proceeds from issuance of common stock
 net of stock issuance costs                       951        3,692           0
                                               -------      -------     -------
Net Cash Used in Financing Activities          $(1,523)     $ 1,770     $(1,055)

Increase in Cash                               $   234      $    43     $    32
Cash at Beginning of Period                         75           32           0
                                               -------      -------     -------
Cash at End of Period                          $   309      $    75     $    32
                                               =======      =======     =======

Non-cash investing and financing activities:
         On July 1, 1998, the company issued 1,199,180 shares of its common stock in exchange for all of the outstanding shares of the bank. The investment in subsidiary was recorded at $33,550,000 which equaled the Stockholders' Equity of the bank at the time of the exchange.
         In 1999, the company adopted a dividend reinvestment plan. Shares of stock issued in 2000 and 1999 were 23,365 shares and 20,147 shares, respectively, in lieu of paying cash dividends of $679,000 in 2000 and $763,000 in 1999.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

In thousands, except per share amounts

                                            Quarter Ending

                             March 31,   June 30,   September 30,  December 31,
             2000
Interest income               $10,171    $10,826       $11,119        $11,275
Interest expense                5,572      6,026         6,346          6,426
                              -------    -------       -------        -------
Net interest income             4,599      4,800         4,773          4,849
Provision for credit losses       180        180           180            430
Other income                      326        398           383            275
Other expenses                  2,808      2,879         2,942          3,123
Provision for income taxes        413        481           474            293
                              -------    -------       -------        -------
Net income                    $ 1,524    $ 1,658       $ 1,560        $ 1,278
                              =======    =======       =======        =======
Earnings per share:
   Basic                        $0.61      $0.66         $0.62          $0.52
                                =====      =====         =====          =====
   Diluted                      $0.61      $0.66         $0.62          $0.50
                                =====      =====         =====          =====

             1999
Interest income                $8,860     $9,589        $9,467         $9,952
Interest expense                4,877      4,991         4,983          5,374
                               ------     ------        ------         ------
Net interest income             3,983      4,598         4,484          4,578
Provision for credit losses       180        180           180            480
Other income                      516        334           303            424
Other expenses                  2,610      2,571         2,776          2,838
Provision for income taxes        393        547           454            362
                               ------     ------        ------         ------
Net income                     $1,316     $1,634        $1,377         $1,322
                               ======     ======        ======         ======
Basic and diluted earnings per
share                           $0.55      $0.68         $0.57          $0.55
                                =====      =====         =====          =====

     Exhibit E - Independent Auditors' Report


         INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of First National Community Bancorp, Inc.

         We have audited the accompanying consolidated balance sheets of First National Community Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.



         Demetrius & Company, L.L.C.

         Wayne, New Jersey
         January 18, 2001