Form 10-Q
period 2001-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2001-05-08
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

                                2,524,606 shares
                         (Outstanding at April 19, 2000)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                      Page No.
Part I - Consolidated Financial Statements

 Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         March 31, 2001 and December 31, 2000                               1

         Consolidated Statements of Income
         Three Months Ended March 31, 2001 and 2000
         YTD Ended March 31, 2001 and 2000                                  2

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000                       3-4

         Consolidated Statements of Changes in Stockholders' Equity
         Three Months Ended March 31, 2001                                  5

         Notes to Consolidated Financial Statements                       6-7

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     7-18

Part II - Other Information:                                               19

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                 20

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                March 31,             Dec. 31,
                                                  2001                  2000
                                               (UNAUDITED)            (AUDITED)
                                               -----------            ---------
ASSETS
 Cash and cash equivalents:
  Cash and due from banks                        $ 10,366             $ 12,854
  Federal funds sold                               16,400                6,950
                                                 --------             --------
   Total cash and cash equivalents                 26,766               19,804
 Interest-bearing balances with
  financial institutions                            3,755                3,359
 Securities:
  Available-for-sale, at fair value               162,613              144,956
  Held-to-maturity, at cost
   (fair value $1,745 on March 31, 2001
    and $2,204 on December 31, 2000)                1,818                2,337
  Federal Reserve Bank and FHLB stock, at cost      5,023                5,023
 Net loans                                        402,736              393,125
 Bank premises and equipment                        5,760                5,905
 Other assets                                       9,496                9,343
                                                 --------             --------
   Total Assets                                  $617,967             $583,852
                                                 ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
  Demand - non-interest bearing                  $ 43,106             $ 44,544
  Interest bearing demand                          91,183               83,463
  Savings                                          44,299               42,846
  Time ($100,000 and over)                         84,341               75,824
  Other time                                      218,715              213,741
                                                 --------             --------
   Total deposits                                 481,644              460,418
 Borrowed funds                                    80,948               70,908
 Other liabilities                                  6,786                5,842
                                                 --------             --------
   Total Liabilities                             $569,378             $537,168
 Shareholders' equity:
 Common Stock, $1.25 par value,
  Authorized: 20,000,000 shares at
   March 31, 2001, and December 31, 2000;
  Issued and outstanding: 2,524,606 shares
   at March 31, 2001 and 2,516,872 shares
   at December 31, 2000                          $  3,156             $  3,146
 Additional Paid-in Capital                        10,697               10,491
 Retained Earnings                                 33,294               32,167
 Accumulated Other Comprehensive Income             1,442                  880
                                                 --------             --------
   Total shareholders' equity                    $ 48,589             $ 46,684
                                                 --------             --------
   Total Liabilities and Shareholders' Equity    $617,967             $583,852
                                                 ========             ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                              Three Months Ending             Year-to-Date
                             ----------------------       ---------------------
                             March 31,    March 31,       March 31,   March 31,
                               2001         2000            2001        2000
                             ---------    ---------       ---------   ---------

Interest Income:
Loans                         $ 8,513      $ 7,594         $ 8,513     $ 7,594
Balances with banks                61           46              61          46
Investments                     2,671        2,520           2,671       2,520
Federal Funds Sold                132           11             132          11
                              -------      -------         -------     -------
 Total interest income         11,377       10,171          11,377      10,171
                              -------      -------         -------     -------

Interest Expense:
Deposits                        5,502        4,248           5,502       4,248
Borrowed Funds                  1,135        1,324           1,135       1,324
                              -------      -------         -------     -------
 Total interest expense         6,637        5,572           6,637       5,572
                              -------      -------         -------     -------

Net Interest Income
 before Loan Loss Provision     4,740        4,599           4,740       4,599
Provision for loan losses         180          180             180         180
                              -------      -------         -------     -------
Net interest income             4,560        4,419           4,560       4,419
                              -------      -------         -------     -------
Other Income:
Service charges                   242          217             242         217
Other Income                      226          119             226         119
Gain (Loss) on sale of:
 Securities                       194          (10)            194         (10)
                              -------      -------         -------     -------
  Total other income              662          326             662         326
                              -------      -------         -------     -------

Other expenses:
Salaries & benefits             1,562        1,446           1,562       1,446
Occupancy & equipment             320          268             320         268
Other                           1,243        1,094           1,243       1,094
                              -------      -------         -------     -------
  Total other expenses          3,125        2,808           3,125       2,808
                              -------      -------         -------     -------
Income before income taxes      2,097        1,937           2,097       1,937
Income tax expense                442          413             442         413
                              -------      -------         -------     -------
  NET INCOME                  $ 1,655      $ 1,524         $ 1,655     $ 1,524
                              =======      =======         =======     =======
Basic earnings per share      $  0.66      $  0.61         $  0.66     $  0.61
                              =======      =======         =======     =======
Diluted earnings per share    $  0.64      $  0.61         $  0.64     $  0.61
                              =======      =======         =======     =======
Weighted average number
 of shares                  2,518,333    2,494,741       2,518,333   2,494,741
                            =========    =========       =========   =========





                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                        March 31,     March 31,
                                                          2001          2000
                                                        ---------     ---------
                                                         (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received                                        $ 11,100      $ 9,699
Fees & Commissions Received                                   468          336
Interest Paid                                              (6,327)      (5,646)
Income Taxes Paid                                             (20)         (53)
Cash Paid to Suppliers & Employees                         (2,863)      (2,626)
                                                         --------      -------
Net Cash Provided (Used) by Operating
  Activities                                             $  2,358      $ 1,710
                                                         --------      -------

Cash Flows from Investing Activities:
Securities available for sale:
 Proceeds from Maturities                                 $     0      $     0
 Proceeds from Sales prior to maturity                     17,285        5,971
 Proceeds from Calls prior to maturity                      4,973        2,066
 Purchases                                                (38,583)     (17,864)
Securities held to maturity:
 Proceeds from Calls prior to maturity                        274            0
 Purchases                                                      0            0
Net (Increase) Decrease in Interest-Bearing Bank Balances    (396)           0
Net (Increase) Decrease in Loans to Customers              (9,791)     (14,349)
Capital Expenditures                                         (110)        (336)
                                                         --------     --------
Net Cash Provided (Used) by Investing
  Activities                                             $(26,348)    $(24,512)
                                                         --------     --------

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits,
 Money Market Demand, NOW Accounts,
 and Savings Accounts                                    $  7,734     $  7,395
Net Increase in Certificates of Deposit                    13,490        2,869
Net Increase (Decrease) in Borrowed Funds                  10,040        6,926
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment                                 216          216
Dividends Paid                                               (528)        (423)
                                                         --------     --------
Net Cash Provided (Used) by Financing
  Activities                                             $ 30,952     $ 16,983
                                                         --------     --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                       $  6,962     $ (5,819)
Cash & Cash Equivalents at Beginning of Year             $ 19,804     $ 15,971
                                                         --------     --------
CASH & CASH EQUIVALENTS AT END OF PERIOD                 $ 26,766     $ 10,152
                                                         ========     ========



                                   (Continued)

                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                           2001          2000
                                                         --------      --------
                                                         (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                               $  1,655     $  1,524
                                                         --------     --------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Amortization (Accretion), Net                                 (40)         (54)
Depreciation                                                  255          205
Provision for Probable Credit Losses                          180          180
Loss (Gain) on Sale of Investment Securities                 (194)          10
Increase (Decrease) in Taxes Payable                          420          360
Decrease (Increase) in Interest Receivable                   (236)        (418)
Increase (Decrease) in Interest Payable                       309          (74)
Decrease (Increase) in Prepaid Expenses
 and Other Assets                                            (206)        (198)
Increase (Decrease) in Accrued Expenses
 and Other Liabilities                                        215          175
                                                         --------     --------
  Total Adjustments                                      $    703     $    186
                                                         --------     --------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                             $  2,358     $  1,710
                                                         ========     ========














                        See notes to financial statements
                                       (4)


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                    For The Three Months Ended March 31, 2001
                        (In thousands, except share data)
                                   (UNAUDITED)

                                                                                                           ACCUM-
                                                                                                           ULATED
                                                                                                           OTHER
                                                                                                            COMP-
                                            COMP                                                           REHEN-
                                           PREHEN-        COMMON STOCK          ADD'L                       SIVE
                                            SIVE      -------------------      PAID-IN       RETAINED      INCOME/
                                           INCOME     SHARES       AMOUNT      CAPITAL       EARNINGS       (LOSS)        TOTAL
                                         ---------   ---------    --------    ---------      --------      -------       -------

BALANCES, DECEMBER 31, 2000                          2,516,872     $3,146      $10,491        $32,167        $ 880        $46,684
 Comprehensive Income:
  Net income for the period               $ 1,655                                               1,655                       1,655
  Other comprehensive income, net
   of tax:
    Unrealized gain on securities
    available-for-sale, net of
    deferred income taxes of $290             368
    Reclassification adjustment               194
                                          -------
  Total other comprehensive
   income, net of tax                         562                                                              562            562
                                          -------
 Comprehensive Income                     $ 2,217
 Issuance of Common Stock through
  Dividend Reinvestment                                  7,734         10          206                                        216
 Cash dividends paid, $0.21 per share                                                            (528)                       (528)
                                                    ----------     ------      -------        -------       ------        -------
BALANCES, MARCH 31, 2001                             2,524,606     $3,156      $10,697        $33,294       $1,442        $48,589
                                                    ----------     ------      -------        -------       ------        -------













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

     These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

     (2) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,518,333 and 2,494,741 for the periods ending March 31, 2001 and 2000, respectively.

     Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 2,567,333 and 2,494,741 for the periods ending March 31, 2001 and 2000, respectively.




















                                       (6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial review of First National Community Bancorp, Inc. (the "company") provides a comparison of the performance of the company for the periods ended March 31, 2001 and 2000. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

     The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services. The company operates 11 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At March 31, 2001, the company had 189 full-time equivalent employees.

     The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:

   Office                                   Date Opened
   ------                                   -----------
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

Summary:

     Net income for the three months ended March 31, 2001 amounted to $1,655,000, an increase of $131,000 or 9% compared to the same period of the previous year. This increase can be attributed to the $141,000 improvement in net interest income and earnings from securities sales which increased $204,000. Non-interest expenses increased $317,000, or 11%, over the same period of last year due primarily to costs associated with three new community offices. Operating income for the same period, after excluding the effect of securities sales and loan loss provisions, decreased $73,000 or 4%.

RESULTS OF OPERATIONS Net Interest Income:

     The Company's primary source of revenue is net interest income which totaled $4,740,000 and $4,599,000 for the first three months of 2001 and 2000, respectively. Year to date net interest margins (tax equivalent) decreased nineteen basis points from 3.73% reported in 2000 to 3.54% comprised of a twenty-three basis point increase in the yield earned on earning assets and a forty-six basis point increase in the cost of interest-bearing liabilities. The decision of the Federal Reserve to decrease interest rates by one hundred fifty basis points during the first quarter of 2001 had a more immediate impact on asset yields, thereby significantly impacting the first quarter margin.

     Earning assets increased $36 million to $595 million during the first three months of 2001 and now total 96.3% of total assets, an increase from the year-end level of 95.8%.
















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

                                            Three-months ended March 31, 2001
                                           ------------------------------------
                                            Average                      Yield/
                                            Balance       Interest        Cost
                                           ---------     ----------      ------
                                                  (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (taxable)                           $386,118        $32,994        8.54%
 Loans (tax-free) (1)                        17,645          1,757        9.96
 Investment securities (taxable)            119,086          8,291        6.96
 Investment securities (tax-free)(1)         44,948          3,628        8.07
 Time deposits with banks and
  federal funds sold                         13,138            773        5.89
                                           --------        -------        ----
Total interest-earning assets               580,935         47,443        8.17%
                                                           -------        ----
Non-interest earning assets                  26,126
                                           --------
Total Assets                               $607,061
                                           ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                  $428,926        $22,312        5.20%
 Borrowed funds                              80,747          4,539        5.62
                                           --------        -------        ----
Total interest-bearing liabilities          509,673         26,851        5.27%
                                                           -------        ----
Other liabilities and
  shareholders' equity                       97,388
                                           --------
Total Liabilities and
  Shareholders' Equity                     $607,061
                                           ========


Net interest income/rate spread                            $20,592        2.90%

Net yield on average interest-
  earning assets                                                          3.54%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                                      114%

     (1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                            Three-months ended March 31, 2000
                                            -----------------------------------
                                             Average                     Yield/
                                             Balance      Interest        Cost
                                            ---------     --------       ------
                                                  (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans (taxable)                             $356,774      $ 7,391        8.24%
 Loans (tax-free) (1)                          12,873          203        9.47
 Investment securities (taxable)              114,772        1,946        6.78
 Investment securities (tax-free) (1)          42,244          574        8.23
 Time deposits with banks and
  federal funds sold                            3,668           57        6.19
                                             --------      -------        ----
Total interest-earning assets                 530,331       10,171        7.94%
                                                           -------        ----
Non-interest earning assets                    17,409
                                             --------
Total Assets                                 $547,740
                                             ========

Liabilities and Shareholders' Equity:
 Interest-bearing liabilities:
 Deposits                                    $373,500      $ 4,248        4.57%
 Borrowed funds                                90,496        1,324        5.79
                                             --------      -------        ----
Total interest-bearing liabilities            463,996        5,572        4.81%
                                                           -------        ----
Other liabilities and
 shareholders' equity                          90,496
                                             --------
Total Liabilities and
 Shareholders' Equity                        $547,740
                                             ========

Net interest income/rate spread                            $ 4,599        3.13%

Net yield on average interest-
  earning assets                                                          3.73%

Interest-earning assets as a
  percentage of interest-
  bearing liabilities                                                      114%


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

                                                    Period Ended March 31,
                                                    (Dollars in thousands)
                                                          2001 vs 2000
                                              ---------------------------------
                                              Increase (Decrease)
                                                    Due to
                                              -------------------
                                              Rate         Volume        Total
                                              -----        ------       ------
Loans (taxable)                               $ 241         $ 592       $  833
Loans (tax-free)                                 14            73           87
Investment securities (taxable)                  50            76          126
Investment securities (tax-free)                (12)           37           25
Time deposits with banks and
  federal funds sold                              4           132          136
                                              -----         -----       ------
Total interest income                         $ 297         $ 910       $1,207
                                              -----         -----       ------

Deposits                                      $ 631         $ 623       $1,254
Borrowed funds                                  (46)         (143)        (189)
                                              -----         -----       ------
Total interest expense                        $ 585         $ 480       $1,065
                                              -----         -----       ------
Net change in net interest income             $(288)        $ 430       $  142
                                              =====         =====       ======


                                                    Period Ended March 31,
                                                    (Dollars in thousands)
                                                          2000 vs 1999
                                              ---------------------------------
                                              Increase (Decrease)
                                                    Due to
                                              -------------------
                                              Rate         Volume        Total
                                              -----        ------        ------
Loans (taxable)                               $ 232         $ 554        $  786
Loans (tax-free)                                 12             2            14
Investment securities (taxable)                 150           297           447
Investment securities (tax-free)                 (4)          113           109
Time deposits with banks and
  federal funds sold                              9           (54)          (45)
                                              -----         -----        ------
Total interest income                         $ 399         $ 912        $1,311
                                              -----         -----        ------

Deposits                                      $ 128         $ 208        $  336
Borrowed funds                                   63           295           358
                                              -----         -----        ------
Total interest expense                        $ 191         $ 503        $  694
                                              -----         -----        ------
Net change in net interest income             $ 208         $ 409        $  617
                                              =====         =====        ======




                                      (11)

Other Income and Expenses:

     Other income in the first three months of 2001 increased $336,000 in comparison to the same period of 2000. This increase can be attributed primarily to a $204,000 increase in the gain on the sale of securities. Excluding income from securities sales, other income increased $132,000 or 39%, during the first three months of 2001 as compared to the same period of last year. Income from service charges increased $25,000, or 12%, in comparison to the same period of last year while other fee income increased $107,000, or 90%. Gains on loan sales accounted for $56,000, or 51%, of the increase. New products and a larger deposit base also contributed to the increases.

     Other expenses increased $317,000 or 11% for the period ended March 31, 2001 compared to the same period of the previous year. Salaries and Benefits costs account for a majority of the increase, adding $116,000, or 8% in comparison to the first three months of 2000. Occupancy and equipment costs rose 19% while other operating expenses increased $149,000, or 14%. Included in the increase is $177,000 that can be attributed to three new community offices.

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

Provision for Income Taxes:

     The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                     2001           2000
                                                    ------         ------
Provision at statutory rate                         $ 716          $ 663
Add (Deduct):
 Tax effect of non-taxable interest income           (302)          (264)
 Non-deductible interest expense                       48             38
 Other items, net                                     (20)           (24)
                                                    -----          -----
Income tax expense                                  $ 442          $ 413
                                                    =====          =====










                                      (12)

Securities:

     Carrying amounts and approximate fair value of investment securities are summarized as follows:

                                    March 31, 2001         December 31, 2000
                                  ------------------     ----------------------
                                  Carrying     Fair      Carrying        Fair
                                   Amount      Value      Amount         Value
                                  --------    -------    --------       -------
                                           (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies              $ 13,246   $ 13,236     $ 17,611     $ 17,544
Obligations of state &
 political subdivisions             47,876     47,813       46,776       46,710
Mortgage-backed securities         101,530    101,530       81,147       81,147
Corporate debt securities            1,769      1,769        1,749        1,749
Equity securities                       10         10           10           10
                                  --------   --------     --------     --------
   Total                          $164,431   $164,358     $147,293     $147,160
                                  ========   ========     ========     ========

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2001 of the Company's Investment Securities classified as available-for-sale:

                                                 March  31, 2001
                                 ----------------------------------------------
                                             (Dollars in thousands)
                                               Gross        Gross
                                            Unrealized    Unrealized
                                 Amortized    Holding       Holding      Fair
                                    Cost       Gains        Losses       Value
                                 ---------  ----------    -----------   -------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:             $ 12,388     $  292         $ 16     $ 12,664
Obligations of state and
 political subdivisions:            45,766      1,129          255       46,640
Mortgage-backed securities:        100,479      1,327          276      101,530
Corporate debt securities:           1,785         31           47        1,769
Equity securities:                      10          0            0           10
                                  --------     ------         ----     --------
   Total                          $160,428     $2,779         $594     $162,613
                                  --------     ------         ----     --------









                                      (13)

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2001 of the Company's Investment Securities classified as held-to-maturity:

                                             March 31, 2001
                                 ----------------------------------------------
                                         (Dollars in thousands)
                                               Gross         Gross
                                             Unrealized    Unrealized
                                 Amortized    Holding        Holding      Fair
                                   Cost        Gains          Losses      Value
                                 ---------   ----------    ----------    ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:             $  582         $ 0           $ 10      $  572
Obligations of state and
 political subdivisions:           1,236           0             63       1,173
                                  ------         ---           ----      ------
   Total                          $1,818         $ 0           $ 73      $1,745
                                  ======         ===           ====      ======

     The following table shows the amortized cost and approximate fair value of the company's debt securities at March 31, 2001 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              Available-for-sale           Held-to-maturity
                            ----------------------       ---------------------
                            Amortized        Fair        Amortized       Fair
                              Cost           Value         Cost          Value
                            ---------       ------       ---------       -----
                            (Dollars in Thousands)       (Dollars in Thousands)
Amounts maturing in:
One year or less             $   499         $  503        $    0        $   0
After one year through
five years                     1,499          1,535             0            0
After five years through
ten years                     11,463         11,742             0            0
After ten years               46,478         47,293         1,818        1,745
Mortgage-backed securities   100,479        101,530             0            0
                            --------       --------        ------       ------
Total                       $160,418       $162,603        $1,818       $1,745
                            ========       ========        ======       ======

     Gross proceeds from the sale of investment securities for the periods ended March 31, 2001 and 2000 were $17,285,444 and $5,970,925 respectively with the gross realized gains being $296,935 and $2,401 respectively, and gross realized losses being $102,995 and $12,404, respectively.

     At March 31, 2001 and 2000, investment securities with a carrying amount of $68,473,389 and $102,675,995 respectively, were pledged as collateral to secure public deposits and for other purposes.




                                      (14)

Loans:

     The  following  table  sets  forth  detailed  information   concerning  the
composition of the company's loan portfolio as of the dates specified:

                                             March 31, 2001  December 31, 2000
                                            ---------------  -----------------
                                             Amount      %    Amount        %
                                            -------    ----  -------      ----
                                                (Dollars in thousands)

Real estate loans, secured by residential
  properties                                $ 83,694   24.5  $ 89,827      22.6
Real estate loans, secured by nonfarm,
  nonresidential properties                  165,953   38.1   156,234      39.2
Commercial & industrial loans                 78,545   18.6    79,483      20.0
Loans to individuals for household,
  family and other personal expenditures      61,532   16.4    62,504      15.7
Loans to state and political subdivisions     17,364    2.3    10,078       2.5
All other loans, including overdrafts            930    0.1       249       0.0
                                            --------  -----  --------     -----
Total Gross Loans                           $408,018  100.0  $398,375     100.0
Less: Allow. for Loan Losses                  (5,282)          (5,250)
                                            --------         --------
Net Loans                                   $402,736         $393,125
                                            ========         ========

     The following table sets forth certain information with respect to the company's allowance for loan losses and charge-offs:

                                                  Period Ended
                                           March 31,            Dec 31,
                                             2001                2000
                                           ---------            -------
                                            (Dollars in thousands)

Balance, January 1                          $5,250              $4,714
Recoveries Credited                             84                 259
Losses Charged                                 232                 693
Provision for Loan Losses                      180                 970
                                            ------              ------
Balance at End of Period                    $5,282              $5,250
                                            ======              ======









                                      (15)

     The following table presents information about the company's non-performing assets for the periods indicated:

                                         March 31, 2001    Dec 31, 2000
                                         --------------    ------------
                                             (Dollars in thousands)

Nonaccrual loans
  Impaired                                      $   0          $   0
  Other                                           668            645
Loans past due 90 days or more
 and still accruing                                24            224
                                                -----          -----
    Total non-performing loans                    692            869
Other Real Estate Owned                            25              0
                                                -----          -----
    Total non-performing assets                 $ 717          $ 869
                                                =====          =====

                                         March 31, 2001    Dec 31, 2000
                                         --------------    ------------
Non-performing loans as a
percentage of gross loans                        0.2%           0.2%

Non-performing assets as a
percentage of total assets                       0.1%           0.1%

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


Provision for Credit Losses:

     The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to


                                      (16)
examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first three months of 2001 and 2000, respectively. The ratio of the loan loss reserve to total loans at March 31, 2001 and 2000 was 1.29% and 1.29%, respectively.


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



                                      (17)

     The short-term liquidity position of the company is strong as evidenced by $26,776,000 in cash and cash equivalents and $2,774,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $10,228,000 or 6% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $12,000,000. The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.


     Capital Management A strong capital base is essential to the continued growth and profitability of the company and in that regard the maintenance of appropriate levels of capital is a management priority. The company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 13 to the year end audited financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.

     Total stockholders' equity increased $1,905,000 or 4% during the first three months of 2001 comprised of an increase in retained earnings in the amount of $1,127,000 after paying cash dividends, $216,000 from stock issued through Dividend Reinvestment and a $562,000 increase in other comprehensive income. During the same period of 2000, total stockholders' equity increased $1,558,000, or 4%, comprised of an increase in retained earnings of $1,101,000, after paying cash dividends and $216,000 from stock issued through Dividend Reinvestment and $241,000 increase in the market value of our securities available-for-sale. The total dividend payout during the first three months of 2001 and 2000 represents $.21 per share and $.17 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $1,343,000 and $1,317,000, respectively.

     The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2001, First National Community Bank met all capital requirements with a leverage ratio of 7.74% and core capital and total risk-based capital ratios of 10.30% and 11.46%, respectively.






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

                            Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date: May 7, 2001                       /s/ J. David Lombardi
     -----------------                  -------------------------------
                                        J. David Lombardi, President/
                                        Chief Executive Officer


Date: May 7, 2001                        /s/ William Lance
     -----------------                   ------------------------------
                                         William Lance, Treasurer/
                                         Principal Financial Officer


























                                      (20)