Form 10-Q
period 2001-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2001-08-14
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange
       Act of 1934
    For the transition period from _____________ to _____________

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

                                2,533,272 shares
                         (Outstanding at July 23, 2001)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                      Page No.
Part I - Consolidated Financial Statements

 Item 1.  Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          June 30, 2001 and December 31, 2000                               1

          Consolidated Statements of Income
          Three Months Ended June 30, 2001 and 2000
          YTD Ended June 30, 2001 and 2000                                  2

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2001 and 2000                         3-4

          Consolidated Statements of Changes in Stockholders' Equity
          Six Months Ended June 30, 2001                                    5

          Notes to Consolidated Financial Statements                      6-7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7-18

Part II - Other Information:                                               19

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities and Use of Proceeds

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                 20

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                 June 30,           Dec. 31,
                                                   2001               2000
                                                ----------         ---------
                                               (UNAUDITED)         (AUDITED)
ASSETS
 Cash and cash equivalents:
   Cash and due from banks                      $ 12,399            $ 12,854
   Federal funds sold                             18,500               6,950
                                                --------            --------
    Total cash and cash equivalents               30,899              19,804
 Interest-bearing balances with
  financial institutions                           3,557               3,359
 Securities:
   Available-for-sale, at fair value             181,030             144,956
   Held-to-maturity, at cost
   (fair value $1,749 on June 30, 2001
   and $2,204 on December 31, 2000)                1,843               2,337
 Federal Reserve Bank and FHLB stock, at cost      5,023               5,023
 Net loans                                       410,206             393,125
 Bank premises and equipment                       5,868               5,905
 Other assets                                     14,667               9,343
                                                --------            --------
    Total Assets                                $653,093            $583,852
                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
   Demand - non-interest bearing                $ 51,334            $ 44,544
   Interest bearing demand                        99,452              83,463
 Savings                                          46,101              42,846
 Time ($100,000 and over)                         89,516              75,824
 Other time                                      216,744             213,741
                                                --------            --------
   Total deposits                                503,147             460,418
 Borrowed funds                                   93,056              70,908
 Other liabilities                                 6,823               5,842
                                                --------            --------
    Total Liabilities                           $603,026            $537,168
                                                --------            --------
 Shareholders' equity:
 Common Stock, $1.25 par value,
 Authorized:
   20,000,000 shares at June 30, 2001,
   and December 31, 2000;
 Issued and outstanding:
   2,533,272 shares at June 30, 2001 and
   2,516,872 shares at December 31, 2000        $  3,167            $  3,146
 Additional Paid-in Capital                       10,959              10,491
 Retained Earnings                                34,585              32,167
 Accumulated Other Comprehensive Income            1,356                 880
                                                --------            --------
     Total shareholders' equity                 $ 50,067            $ 46,684
                                                --------            --------
     Total Liabilities and
     Shareholders' Equity                       $653,093            $583,852
                                                ========            ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                             Three Months Ending            Year-to-Date
                            ---------------------        ------------------
                            June 30,     June 30,       June 30,     June 30,
                              2001         2000           2001         2000
                            --------     --------       --------     -------

Interest Income:
Loans                        $ 8,412     $ 8,169         $16,925     $15,763
Balances with banks               63          47             124          93
Investments                    2,676       2,606           5,347       5,126
Federal Funds Sold               101           4             233          15
                             -------     -------         -------     -------
 Total interest income        11,252      10,826          22,629      20,997
                             -------     -------         -------     -------

Interest Expense:
Deposits                       5,334       4,644          10,836       8,892
Borrowed Funds                 1,164       1,382           2,299       2,706
                             -------     -------         -------     -------
 Total interest expense        6,498       6,026          13,135      11,598
                             -------     -------         -------     -------

Net Interest Income
 before Loan Loss Provision    4,754       4,800           9,494       9,399
Provision for loan losses        180         180             360         360
                             -------     -------         -------     -------
 Net interest income           4,574       4,620           9,134       9,039
                             -------     -------         -------     -------
Other Income:
Service charges                  278         260             520         477
Other Income                     350         116             576         235
 Gain (Loss) on sale of:
  Securities                      92          22             286          12
  Other Real Estate               79           0              79           0
                             -------     -------         -------     -------
   Total other income            799         398           1,461         724
                             -------     -------         -------     -------

Other expenses:
Salaries & benefits            1,540       1,436           3,102       2,882
Occupancy & equipment            528         500           1,096         985
Data processing expense          232         194             468         376
Other                            803         749           1,562       1,444
                             -------     -------         -------     -------
   Total other expenses        3,103       2,879           6,228       5,687
                             -------     -------         -------     -------
Income before income taxes     2,270       2,139           4,367       4,076
Income tax expense               449         481             891         894
                             -------     -------         -------     -------
NET INCOME                   $ 1,821     $ 1,658         $ 3,476     $ 3,182
                             =======     =======         =======     =======

Basic earnings per share     $  0.72     $  0.66         $  1.38     $  1.27
                             =======     =======         =======     =======
Diluted earnings per share   $  0.71     $  0.66         $  1.35     $  1.27
                             =======     =======         =======     =======
Weighted average number
  of shares                 2,526,152   2,501,189       2,522,264   2,497,965
                            =========   =========       =========   =========



                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                  June 30,      June 30,
                                                    2001          2000
                                                  --------      --------
                                                  (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
 Interest Received                                $ 22,504      $ 20,694
 Fees & Commissions Received                         1,096           712
 Interest Paid                                     (12,780)      (11,139)
 Income Taxes Paid                                    (951)       (1,097)
 Cash Paid to Suppliers & Employees                (10,428)       (4,975)
                                                  --------      --------
Net Cash Provided (Used) by Operating
  Activities                                      $   (559)     $  4,195
                                                  --------      --------

Cash Flows from Investing Activities:
 Securities available for sale:
  Proceeds from Maturities                        $      0      $      0
  Proceeds from Sales prior to maturity             21,408        14,297
  Proceeds from Calls prior to maturity             14,214         8,102
  Purchases                                        (70,520)      (24,931)
 Securities held to maturity:
  Proceeds from Calls prior to maturity                274             0
  Purchases                                              0             0
 Net (Increase) Decrease in
  Interest-Bearing Bank Balances                      (198)         (396)
 Net (Increase) Decrease in Loans to Customers     (17,362)      (22,647)
 Capital Expenditures                                 (468)       (1,071)
                                                  --------      --------
Net Cash Provided (Used) by Investing
  Activities                                      $(52,652)     $(26,646)
                                                  --------      --------

Cash Flows from Financing Activities:
 Net Increase (Decrease) in Demand Deposits,
  Money Market Demand, NOW Accounts, and
  Savings Accounts                                $ 26,033      $ 20,100
 Net Increase in Certificates of Deposit            16,694         6,706
 Net Increase (Decrease) in Borrowed Funds          22,148        (3,434)
 Net Proceeds from Issuance of Common Stock
  Through Dividend Reinvestment                        432           401
 Net Proceeds from Issuance of Common Stock -
  Stock Option Plans                                    57             0
 Dividends Paid                                     (1,058)         (849)
                                                  --------      --------
Net Cash Provided (Used) by Financing
  Activities                                      $ 64,306      $ 22,924
                                                  --------      --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                $ 11,095      $    473
Cash & Cash Equivalents at Beginning of Year      $ 19,804      $ 15,971
                                                  --------      --------
CASH & CASH EQUIVALENTS AT END OF PERIOD          $ 30,899      $ 16,444
                                                  ========      ========


                                   (Continued)
                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                   2001          2000
                                                ----------    ---------
                                                (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                        $ 3,476       $  3,182
                                                  -------       --------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
Amortization (Accretion), Net                          52           (133)
Depreciation                                          505            417
Provision for Probable Credit Losses                  360            360
Provision for Deferred Taxes                          (46)             0
Loss (Gain) on Sale of Investment Securities         (286)           (12)
Loss (Gain) on Sale of Other Real Estate              (78)             0
Increase (Decrease) in Taxes Payable                  (16)          (204)
Decrease (Increase) in Interest Receivable           (177)          (170)
Increase (Decrease) in Interest Payable               356            460
Decrease (Increase) in Prepaid Expenses
 and Other Assets                                  (5,346)          (124)
Increase (Decrease) in Accrued Expenses
 and Other Liabilities                                641            419
                                                  -------       --------
Total Adjustments                                 $(4,035)      $  1,013
                                                  -------       --------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                      $  (559)      $  4,195
                                                  =======       ========













                        See notes to financial statements
                                       (4)


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 2001
                        (In thousands, except share data)
                                   (UNAUDITED)


                                                                                                            ACCUM-
                                                                                                            ULATED
                                                                                                            OTHER
                                                                                                            COMP-
                                            COMP-                                                           REHEN-
                                           REHEN-       COMMON STOCK            ADD'L                        SIVE
                                            SIVE      -------------------      PAID-IN       RETAINED       INCOME/
                                           INCOME     SHARES       AMOUNT      CAPITAL       EARNINGS       (LOSS)        TOTAL
                                         ---------   ---------    --------     --------      ---------      --------     -------

BALANCES, DECEMBER 31, 2000                          2,516,872     $3,146       $10,491       $32,167         $ 880      $46,684
    Comprehensive Income:
     Net income for the period              3,476                                               3,476                      3,476
     Other comprehensive income, net
      of tax:
       Unrealized gain on securities
        available-for-sale, net of
        deferred income taxes of $246         190
       Reclassification adjustment            286
                                         --------
     Total other comprehensive
      income, net of tax                      476                                                               476          476
                                         --------
    Comprehensive Income                    3,952
    Issuance of Common Stock -
     Stock Option Plans                                  2,000          3            54                                       57
    Issuance of Common Stock through
     Dividend Reinvestment                              14,400         18           414                                      432
    Cash dividends paid, $0.42 per share                                                       (1,058)                    (1,058)
                                                      ---------    ------       -------       -------        ------      -------
BALANCES, JUNE 30, 2001                               2,533,272    $3,167       $10,959       $34,585        $1,356      $50,067
                                                      ---------    ------       -------       -------        ------      -------













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

     (2) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,522,264 and 2,497,965 for the periods ending June 30, 2001 and 2000, respectively.
     Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 2,571,076 and 2,497,965 for the periods ending June 30, 2001 and 2000, respectively.




















                                       (6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial review of First National Community Bancorp, Inc. (the "company") provides a comparison of the performance of the company for the periods ended June 30, 2001 and 2000. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

Background

     First National Community Bancorp, Inc. (the company) is a Pennsylvania Corporation, incorporated in 1997 and is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the bank). On November 2, 2000, the Federal Reserve Bank of Philadelphia approved the company's application to change its status to a financial holding company as a complement to the company's strategic objective. The bank is a wholly-owned subsidiary of the company.
     The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services. The company operates 11 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At June 30, 2001, the company had 191 full-time equivalent employees.
     The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:

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

Summary:
-------

     Net income for the six months ended June 30, 2001 amounted to $3,476,000, an increase of $294,000 or 9% compared to the same period of the previous year. This increase can be attributed to the $95,000 improvement in net interest income and earnings from securities sales which increased $274,000. Net gains from the sale of residential mortgage loans increased $236,000 over the 2000 level while income from the disposition of other real estate improved $79,000. Non-interest expenses increased $541,000, or 10%, over the same period of last year due primarily to costs associated with three new community offices. Operating income for the same period, after excluding the effect of securities sales and loan loss provisions, increased $20,000 or 1%.


RESULTS OF OPERATIONS

Net Interest Income:

     The Company's primary source of revenue is net interest income which totaled $9,494,000 and $9,399,000 for the first six months of 2001 and 2000, respectively. Year to date net interest margins (tax equivalent) decreased twenty-five basis points from 3.74% reported in 2000 to 3.49% comprised of a nine basis point decrease in the yield earned on earning assets and an eighteen basis point increase in the cost of interest-bearing liabilities. The decision of the Federal Reserve to decrease interest rates by two hundred seventy-five basis points during the first half of 2001 had a more immediate impact on asset yields, thereby significantly impacting the net interest margin.
     Earning assets increased $64 million to $623 million during the first six months of 2001 and now total 95.4% of total assets, a slight decrease from the year-end level of 95.8%.














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

                                            Six-months ended June 30, 2001
                                        --------------------------------------
                                         Average                        Yield/
                                         Balance       Interest          Cost
                                        --------       --------         ------
                                               (Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)                         $391,795        $16,357           8.33%
Loans (tax-free) (1)                      17,331            568           9.87
Investment securities (taxable)          122,712          4,119           6.71
Investment securities (tax-free)(1)       46,149          1,228           8.06
Time deposits with banks and
federal funds sold                        12,935            357           5.52
                                        --------        -------          -----
Total interest-earning assets            590,922         22,629           7.96%
                                                        -------          -----
Non-interest earning assets               26,655
                                        --------
Total Assets                            $617,577
                                        ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits                                $434,954        $10,836           5.02%
Borrowed funds                            83,007          2,299           5.51
                                        --------        -------          -----
Total interest-bearing liabilities       517,961         13,135           5.10%
                                                        -------          -----
Other liabilities and shareholders'
 equity                                   99,616
                                        --------
Total Liabilities and Shareholders'
 Equity                                 $617,577
                                        ========


Net interest income/rate spread                         $ 9,494           2.86%

Net yield on average interest-
earning assets                                                            3.49%

Interest-earning assets as a
percentage of interest-
bearing liabilities                                                        114%

     (1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                            Six-months ended June 30, 2000
                                         ------------------------------------
                                          Average                       Yield/
                                          Balance        Interest        Cost
                                         --------        --------       -----
                                                (Dollars in thousands)

Assets:
Interest-earning assets:
Loans (taxable)                          $365,072         $15,359         8.37%
Loans (tax-free) (1)                       12,747             404         9.50
Investment securities (taxable)           115,533           3,958         6.85
Investment securities (tax-free) (1)       42,591           1,168         8.31
Time deposits with banks and
 federal funds sold                         3,440             108         6.31
                                         --------         -------         ----
Total interest-earning assets             539,383          20,997         8.05%
                                                          -------         ----
Non-interest earning assets                17,815
                                         --------
Total Assets                             $557,198
                                         ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits                                 $380,228         $ 8,892         4.70%
Borrowed funds                             91,560           2,706         5.85
                                         --------         -------         ----
Total interest-bearing liabilities        471,788          11,598         4.92%
                                                          -------         ----
Other liabilities and shareholders'
 equity                                    85,410
                                         --------
Total Liabilities and Shareholders'
 Equity                                  $557,198
                                         ========


Net interest income/rate spread                           $ 9,399         3.13%

Net yield on average interest-
 earning assets                                                           3.74%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                       114%


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

                                                  Period Ended June 30,
                                                 (Dollars in thousands)
                                                       2001 vs 2000
                                         Increase (Decrease)
                                                Due to
                                         Rate         Volume         Total
                                        ------       --------       -------
Loans (taxable)                         $ (151)        $1,150        $  999
Loans (tax-free)                            21            143           164
Investment securities (taxable)            (90)           250           160
Investment securities (tax-free)           (37)            98            61
Time deposits with banks and
  federal funds sold                       (26)           274           248
                                        ------         ------        ------
Total interest income                   $ (283)        $1,915        $1,632
                                        ------         ------        ------

Deposits                                $  667         $1,277        $1,944
Borrowed funds                            (154)          (253)         (407)
                                        ------         ------        ------
Total interest expense                  $  513         $1,024        $1,537
                                        ------         ------        ------
Net change in net interest income       $ (796)        $  891        $   95
                                        ======         ======        ======



                                                  Period Ended June 30,
                                                 (Dollars in thousands)
                                                       2000 vs 1999
                                         Increase (Decrease)
                                                Due to
                                         Rate         Volume          Total
                                        ------        ------         -------
Loans (taxable)                         $  188        $1,347          $1,535
Loans (tax-free)                            24             0              24
Investment securities (taxable)            285           544             829
Investment securities (tax-free)            16           179             195
Time deposits with banks and
 federal funds sold                         14           (49)            (35)
                                        ------        ------          ------
Total interest income                   $  527        $2,021          $2,548
                                        ------        ------          ------

Deposits                                $  554        $  509          $1,063
Borrowed funds                             151           515             666
                                        ------        ------          ------
Total interest expense                  $  705        $1,024          $1,729
                                        ------        ------          ------
Net change in net interest income       $ (178)       $  997          $  819
                                        ======        ======          ======





                                      (11)

Other Income and Expenses:
-------------------------
     Other income in the first six months of 2001 increased $737,000 in comparison to the same period of 2000. This increase can be attributed primarily to a $274,000 increase in the gain on the sale of securities, a $236,000 increase in income from the sale of residential mortgage loans and a $79,000 gain on the sale of other real estate.
     Excluding income from asset sales, other income increased $147,000 or 21%, during the first six months of 2001 as compared to the same period of last year. Income from service charges increased $43,000, or 9%, in comparison to the same period of last year while other fee income increased $101,000, or 42%. New products and a larger deposit base also contributed to the increases.
     Other expenses increased $541,000 or 10% for the period ended June 30, 2001 compared to the same period of the previous year. Salaries and Benefits costs added $220,000, or 8% in comparison to the first six months of 2000. Occupancy and equipment costs rose 11%, data processing costs rose $92,000, or 24% and other operating expenses increased $118,000, or 8%. Included in the increase is $356,000 that can be attributed to three new community offices.

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

Provision for Income Taxes:
--------------------------
     The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                2001          2000
                                               ------        ------
Provision at statutory rate                    $1,494        $1,394
Add (Deduct):
 Tax effect of non-taxable interest income       (610)         (534)
 Non-deductible interest expense                   95            78
 Other items, net                                 (88)          (44)
                                               ------        ------
Income tax expense                             $  891        $  894
                                               ======        ======









                                      (12)

Securities:
     Carrying amounts and approximate fair value of investment securities are summarized as follows:
                                      June 30, 2001         December 31, 2000
                                  --------------------     -------------------
                                  Carrying        Fair     Carrying       Fair
                                   Amount        Value      Amount       Value
                                  --------      ------     --------     ------
                                            (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies              $ 12,370     $ 12,360     $ 17,611   $ 17,544
Obligations of state &
 political subdivisions             50,068       49,984       46,776     46,710
Mortgage-backed securities         118,636      118,636       81,147     81,147
Corporate debt securities            1,789        1,789        1,749      1,749
Equity securities                       10           10           10         10
                                  --------     --------     --------   --------
  Total                           $182,873     $182,779     $147,293   $147,160
                                  ========     ========     ========   ========

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2001 of the Company's Investment Securities classified as available-for-sale:

                                                  June 30, 2001
                                        ----------------------------------
                                              (Dollars in thousands)
                                              Gross          Gross
                                            Unrealized    Unrealized
                                 Amortized   Holding        Holding     Fair
                                   Cost       Gains          Losses     Value
                                ----------  ----------   -----------   --------

U.S. Treasury securities and
 obligations of U.S.
 government agencies:             $ 11,641    $  149         $ 12      $ 11,778
Obligations of state and
 political subdivisions:            48,102     1,138          423        48,817
Mortgage-backed securities:        117,439     1,487          290       118,636
Corporate debt securities:           1,783        47           41         1,789
Equity securities:                      10         0            0            10
                                  --------    ------         ----       -------
   Total                          $178,975    $2,821         $766      $181,030
                                  ========    ======         ====      ========











                                      (13)

     The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2001 of the Company's Investment Securities classified as held-to-maturity:

                                              June 30, 2001
                                     --------------------------------
                                         (Dollars in thousands)
                                                Gross        Gross
                                              Unrealized   Unrealized
                                  Amortized     Holding      Holding     Fair
                                    Cost         Gains        Losses     Value
                                 -----------  ----------   ---------    -------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:               $  592       $  0         $10        $  582
Obligations of state and
 political subdivisions:             1,251          0          84         1,167
                                    ------       ----         ---        ------
    Total                           $1,843       $  0         $94        $1,749
                                    ======       ====         ===        ======

     The following table shows the amortized cost and approximate fair value of the company's debt securities at June 30, 2001 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Available-for-sale          Held-to-maturity
                            -------------------          -----------------

                           Amortized        Fair        Amortized      Fair
                             Cost          Value          Cost         Value
                           ---------       -----        ---------      -----
                           (Dollars in Thousands)       (Dollars in Thousands)
Amounts maturing in:
One year or less             $ 1,003      $ 1,014        $    0      $    0
After one year through
 five years                    1,995        2,025             0           0
After five years through
 ten years                    11,791       12,131             0           0
After ten years               46,737       47,214         1,843       1,749
Mortgage-backed securities   117,439      118,636             0           0
                            --------     --------        ------      ------
  Total                     $178,965     $181,020        $1,843      $1,749
                            ========     ========        ======      ======

     Gross proceeds from the sale of investment securities for the periods ended June 30, 2001 and 2000 were $21,408,149 and $14,297,515 respectively with the gross realized gains being $418,785 and $41,961 respectively, and gross realized losses being $132,634 and $29,686, respectively.
     At June 30, 2001 and 2000, investment securities with a carrying amount of $84,322,599 and $89,754,565 respectively, were pledged as collateral to secure public deposits and for other purposes.




                                      (14)

Loans:
     The  following  table  sets  forth  detailed  information   concerning  the
composition of the company's loan portfolio as of the dates specified:

                                            June 30, 2001     December 31, 2000
                                            --------------    -----------------
                                             Amount     %       Amount      %
                                            -------   ----     -------    ----
                                                  (Dollars in thousands)

Real estate loans, secured by residential
  properties                               $ 75,982   18.3    $ 89,827    22.6
Real estate loans, secured by nonfarm,
  nonresidential properties                 172,596   41.5     156,234    39.2
Commercial & industrial loans                88,918   21.4      79,483    20.0
Loans to individuals for household,
  family and other personal expenditures     62,209   15.0      62,504    15.7
Loans to state and political subdivisions    15,517    3.7      10,078     2.5
All other loans, including overdrafts           318    0.1         249     0.0
                                           --------  -----    --------   -----
Total Gross Loans                          $415,540  100.0    $398,375   100.0
                                                     -----               -----
Less: Allow. for Loan Losses                 (5,334)            (5,250)
                                           --------           --------
Net Loans                                  $410,206           $393,125
                                           ========           ========

     The following table sets forth certain information with respect to the company's allowance for loan losses and charge-offs:

                                              Period Ended
                                      -----------------------------
                                      June 30,               Dec 31,
                                        2001                  2000
                                      --------              -------
                                          (Dollars in thousands)

Balance, January 1                    $5,250                 $4,714
Recoveries Credited                      141                    259
Losses Charged                           417                    693
Provision for Loan Losses                360                    970
                                      ------                 ------
Balance at End of Period              $5,334                 $5,250
                                      ======                 ======









                                      (15)

     The following table presents information about the company's non-performing assets for the periods indicated:

                                      June 30, 2001             Dec 31, 2000
                                      -------------             ------------
                                                (Dollars in thousands)

Nonaccrual loans
Impaired                                   $  0                      $  0
Other                                       457                       645
Loans past due 90 days or more
 and still accruing                         242                       224
                                           ----                      ----
Total non-performing loans                  699                       869
Other Real Estate Owned                       0                         0
                                           ----                      ----
Total non-performing assets                $699                      $869
                                           ====                      ====

                                      June 30, 2001             Dec 31, 2000
                                      -------------             ------------
Non-performing loans as a
percentage of gross loans                  0.2%                      0.2%
                                          ======                    ======

Non-performing assets as a
percentage of total assets                 0.1%                      0.1%
                                          ======                    ======

     Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of seven credits which are adequately secured by mortgages or UCC's on the property. Any loss recognized on these loans is expected to be minimal.
     Other real estate consists of property acquired through foreclosure. The property is carried at the lower of cost or the estimated fair value based on an independent appraisal.


Provision for Credit Losses:
---------------------------

     The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to


                                      (16)
examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first six months of 2001 and 2000, respectively. The ratio of the loan loss reserve to total loans at June 30, 2001 and 2000 was 1.28%.


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



                                      (17)

     The short-term liquidity position of the company is strong as evidenced by $30,899,000 in cash and cash equivalents and $2,774,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $6 million or 3% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $24 million.
     The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.


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

     Total stockholders' equity increased $3,383,000 or 7% during the first six months of 2001 comprised of an increase in retained earnings in the amount of $2,418,000 after paying cash dividends, $489,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $476,000 increase in other comprehensive income. During the same period of 2000, total stockholders' equity increased $3,174,000, or 9%, comprised of an increase in retained earnings of $2,333,000, after paying cash dividends and $401,000 from stock issued through Dividend Reinvestment and $440,000 increase in the market value of our securities available-for-sale. The total dividend payout during the first six months of 2001 and 2000 represents $.42 per share and $.34 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $2,907,000 and $2,734,000, respectively.

     The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2001, First National Community Bank met all capital requirements with a leverage ratio of 7.72% and core capital and total risk-based capital ratios of 10.28% and 11.42%, respectively.






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

Item 2 - Changes in Securities
                                      None

Item 3 - Defaults upon Senior Securities
                                      None

Item 4 - Submission of Matters to a Vote of Security Holders

     The 2001 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 16, 2001 at the Company's Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania, for the purpose of electing four Class C Directors to serve for a three-year term and to approve and adopt the Company's 2000 Stock Incentive Plan and the 2000 Independent Directors Stock Option Plan.
o The following Class C directors were elected to serve until 2004:
                  Joseph Coccia
                  William P. Conaboy
                  Dominick L. DeNaples
                  John P. Moses
o The Stock Option Plans were approved and ratified by the required number of shareholders.


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

                             Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date:     August 10, 2001                 /s/ J. David Lombardi
       -------------------               -----------------------------------
                                          J. David Lombardi, President/
                                          Chief Executive Officer


Date:     August 10, 2001                 /s/ William Lance
       -------------------               -----------------------------------
                                          William Lance, Treasurer/
                                          Principal Financial Officer


























                                      (20)