Form 10-Q
period 2001-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2001-11-07
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

                                2,541,102 shares
                        (Outstanding at October 26, 2001)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                      Page No.
Part I - Consolidated Financial Statements

 Item 1.  Consolidated Financial Statements

  Consolidated Statements of Financial Condition
  September 30, 2001 and December 31, 2000                                   1

  Consolidated Statements of Income
  Three Months Ended September 30, 2001 and 2000
  YTD Ended September 30, 2001 and 2000                                      2

  Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2001 and 2000                            3-4

  Consolidated Statements of Changes in Stockholders' Equity
  Nine Months Ended September 30, 2001                                       5

  Notes to Consolidated Financial Statements                               6-7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       7-18

Part II - Other Information:                                                19

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                  20

                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                               Sept. 30,             Dec. 31,
                                                 2001                  2000
                                             ------------           ---------
                                              (UNAUDITED)           (AUDITED)
ASSETS
Cash and cash equivalents:
 Cash and due from banks                       $ 11,064              $ 12,854
 Federal funds sold                                   0                 6,950
                                               --------              --------
  Total cash and cash equivalents                11,064                19,804
Interest-bearing balances with
 financial institutions                           3,458                 3,359
Securities:
 Available-for-sale, at fair value              200,428               144,956
 Held-to-maturity, at cost
  (fair value $1,779 on September 30, 2001
   and $2,204 on December 31, 2000)               1,869                 2,337
 Federal Reserve Bank and FHLB stock, at cost     5,438                 5,023
Net loans                                       427,248               393,125
Bank premises and equipment                       6,071                 5,905
Other assets                                     15,831                 9,343
                                               --------              --------
    Total Assets                               $671,407              $583,852
                                               ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
 Demand - non-interest bearing                 $ 48,306              $ 44,544
 Interest bearing demand                         94,830                83,463
 Savings                                         51,354                42,846
 Time ($100,000 and over)                        91,482                75,824
 Other time                                     222,282               213,741
                                               --------              --------
  Total deposits                                508,254               460,418
Borrowed funds                                  103,495                70,908
Other liabilities                                 6,317                 5,842
                                               --------              --------
    Total Liabilities                          $618,066              $537,168
                                               --------              --------
Shareholders' equity:
Common Stock, $1.25 par value,
 Authorized: 20,000,000 shares
 Issued and outstanding: 2,541,102 shares
 at Sept 30, 2001 and 2,516,872 shares at
 December 31, 2000                             $  3,176              $  3,146
Additional Paid-in Capital                       11,193                10,491
Retained Earnings                                35,916                32,167
Accumulated Other Comprehensive Income            3,056                   880
                                               --------              --------
Total shareholders' equity                     $ 53,341              $ 46,684
                                               --------              --------
Total Liabilities and Shareholders' Equity     $671,407              $583,852
                                               ========              ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                Three Months Ending         Year-to-Date
                                -------------------     --------------------
                                Sept 30,    Sept 30,    Sept 30,     Sept 30,
                                  2001        2000        2001         2000
                                -------     -------     -------      -------

Interest Income:
Loans                           $ 8,237     $ 8,390     $25,162      $24,153
Balances with banks                  58          61         182          154
Investments                       2,944       2,498       8,291        7,624
Federal Funds Sold                  102         170         335          185
                                -------     -------     -------      -------
 Total interest income           11,341      11,119      33,970       32,116
                                -------     -------     -------      -------

Interest Expense:
Deposits                          5,105       5,086      15,941       13,978
Borrowed Funds                    1,372       1,260       3,671        3,966
                                -------     -------     -------      -------
 Total interest expense           6,477       6,346      19,612       17,944
                                -------     -------     -------      -------

Net Interest Income
  before Loan Loss Provision      4,864       4,773      14,358       14,172
Provision for loan losses           180         180         540          540
                                -------     -------     -------      -------
  Net interest income             4,684       4,593      13,818       13,632
                                -------     -------     -------      -------
Other Income:
Service charges                     261         273         781          750
Other Income                        303         133         879          368
Gain (Loss) on sale of:
  Securities                        283         (23)        569          (11)
  Other Real Estate                  12           0          91            0
                                -------      ------     -------      -------
 Total other income                 859         383       2,320        1,107
                                -------      ------     -------      -------

Other expenses:
Salaries & benefits               1,553       1,504       4,655        4,386
Occupancy & equipment               517         497       1,613        1,482
Data processing expense             215         191         683          568
Other                               801         750       2,363        2,193
                                -------     -------     -------      -------
 Total other expenses             3,086       2,942       9,314        8,629
                                -------     -------     -------      -------

Income before income taxes        2,457       2,034       6,824        6,110
Income tax expense                  543         474       1,434        1,368
                                -------     -------     -------      -------

NET INCOME                      $ 1,914     $ 1,560     $ 5,390      $ 4,742
                                =======     =======     =======      =======

Basic earnings per share        $  0.76     $  0.62     $  2.13      $  1.90
                                =======     =======     =======      =======
Diluted earnings per share      $  0.74     $  0.62     $  2.09      $  1.89
                                =======     =======     =======      =======

Weighted average number
  of shares                    2,534,719   2,506,247   2,526,461    2,500,746
                               =========   =========   =========    =========


                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                     Sept 30,      Sept 30,
                                                       2001          2000
                                                     --------      --------
                                                     (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
 Interest Received                                   $ 33,855      $ 31,397
 Fees & Commissions Received                            1,660         1,118
 Interest Paid                                        (20,185)      (17,297)
 Income Taxes Paid                                     (1,576)       (1,678)
 Cash Paid to Suppliers & Employees                   (14,610)       (7,485)
                                                     --------      --------
Net Cash Provided (Used) by Operating Activities     $   (856)     $  6,055
                                                     --------      --------

Cash Flows from Investing Activities:
 Securities available for sale:
  Proceeds from Maturities                           $      0      $      0
  Proceeds from Sales prior to maturity                38,012        39,414
  Proceeds from Calls prior to maturity                25,786        12,254
  Purchases                                          (115,821)      (52,179)
 Securities held to maturity:
  Proceeds from Calls prior to maturity                   274             0
  Purchases                                                 0             0
 Net Increase in Interest-Bearing Bank Balances           (99)         (685)
 Net Increase in Loans to Customers                   (34,634)      (26,664)
 Capital Expenditures                                    (915)       (1,401)
                                                     --------      --------
Net Cash Used by Investing Activities                $(87,397)     $(29,261)
                                                     --------      --------

Cash Flows from Financing Activities:
 Net Increase in Demand Deposits, Money Market
  Demand, NOW Accounts, and Savings Accounts         $ 23,636      $ 18,669
 Net Increase in Certificates of Deposit               24,199        14,093
 Net Increase (Decrease) in Borrowed Funds             32,587        (7,570)
 Net Proceeds from Issuance of Common Stock
  Through Dividend Reinvestment                           675           390
 Net Proceeds from Issuance of Common Stock -
  Stock Option Plans                                       57             0
 Dividends Paid                                        (1,641)       (1,325)
                                                     --------      --------
Net Cash Provided by Financing Activities            $ 79,513      $ 24,257
                                                     --------      --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                   $ (8,740)     $  1,051
Cash & Cash Equivalents at Beginning of Year         $ 19,804      $ 15,971
                                                     --------      --------
CASH & CASH EQUIVALENTS AT END OF PERIOD             $ 11,064      $ 17,022
                                                     ========      ========




                                   (Continued)
                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                      2001          2000
                                                    --------      --------
                                                    (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                          $ 5,390        $ 4,742
                                                    -------        -------

Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating
 Activities:
  Amortization (Accretion), Net                         197           (190)
  Depreciation                                          749            653
  Provision for Probable Credit Losses                  540            540
  Provision for Deferred Taxes                          (85)             0
  Loss (Gain) on Sale of Investment Securities         (569)            11
  Loss (Gain) on Sale of Other Real Estate              (91)             0
  Increase (Decrease) in Taxes Payable                 (107)          (309)
  Decrease (Increase) in Interest Receivable           (313)          (529)
  Increase (Decrease) in Interest Payable              (572)           646
  Decrease (Increase) in Prepaid Expenses
   and Other Assets                                  (6,920)          (151)
  Increase (Decrease) in Accrued Expenses
   and Other Liabilities                                925            642
                                                    -------        -------
Total Adjustments                                   $(6,246)       $ 1,313
                                                    -------        -------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                        $  (856)       $ 6,055
                                                    =======        =======













                        See notes to financial statements
                                       (4)


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 2001
                        (In thousands, except share data)
                                   (UNAUDITED)
                                                                                                  ACCUM-
                                                                                                  ULATED
                                                                                                  OTHER
                                                                                                  COMP-
                                      COMP-                                                       REHEN-
                                     REHEN-       COMMON STOCK          ADD'L                     SIVE
                                      SIVE     -------------------     PAID-IN    RETAINED       INCOME/
                                     INCOME     SHARES     AMOUNT      CAPITAL    EARNINGS       (LOSS)        TOTAL
                                     -------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 2000                    2,516,872   $3,146      $10,491     $32,167       $  880      $46,684
 Comprehensive Income:
  Net income for the period           5,390                                          5,390                     5,390
  Other comprehensive income, net
  of tax:
   Unrealized gain on securities
   available-for-sale, net of
   deferred income taxes of
   $1,121                             1,607
   Reclassification adjustment          569
                                     ------
  Total other comprehensive
  income, net of tax                  2,176                                                       2,176        2,176
                                     ------
 Comprehensive Income                 7,566
                                     ------
 Issuance of Common Stock -
  Stock Option Plans                               2,000        3           54                                    57
 Issuance of Common Stock through
  Dividend Reinvestment                           22,230       27          648                                   675
 Cash dividends paid, $0.65 per share                                               (1,641)                   (1,641)
                                               ---------   ------      -------     -------       ------      -------
BALANCES, SEPTEMBER 30, 2001                   2,541,102   $3,176      $11,193     $35,916       $3,056      $53,341
                                               ---------   ------      -------     -------       ------      -------













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

          (2) Basicearnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,526,461 and 2,500,746 for the periods ending September 30, 2001 and 2000, respectively.
          Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 2,581,549 and 2,506,468 for the periods ending September 30, 2001 and 2000, respectively.




















                                       (6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "company") provides a comparison of the performance of the company for the periods ended September 30, 2001 and 2000. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services. The company operates 12 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At September 30, 2001, the company had 198 full-time equivalent employees.

The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:

   Office                                   Date Opened
   ------                                   -----------
   Main                                     October 1910
   Scranton                                 September 1980
   Dickson City                             December 1984
   Fashion Mall                             July 1988
   Wilkes-Barre                             July 1993
   Pittston Plaza                           April 1995
   Kingston                                 August 1996
   Exeter                                   November 1998
   Daleville                                April 2000
   Plains                                   June 2000
   Back Mountain                            October 2000
   Clarks Green                             October 2001




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

Summary:

Net income for the nine months ended September 30, 2001 amounted to $5,390,000, an increase of $648,000 or 14% compared to the same period of the previous year. This increase can be attributed to the $186,000 improvement in net interest income and earnings from securities sales which increased $580,000. Net gains from the sale of residential mortgage loans increased $294,000 over the 2000 level while income from the disposition of other real estate improved $91,000. Non-interest expenses increased $685,000, or 8%, over the same period of last year due primarily to costs associated with four new community offices. Operating income for the same period, after excluding the effect of securities sales and loan loss provisions, increased $68,000 or 1%.

RESULTS OF OPERATIONS

Net Interest Income:

The Company's primary source of revenue is net interest income which totaled $14,358,000 and $14,172,000 for the first nine months of 2001 and 2000, respectively. Year to date net interest margins (tax equivalent) decreased twenty-nine basis points from 3.72% reported in 2000 to 3.43% comprised of a thirty-seven basis point decrease in the yield earned on earning assets and a ten basis point increase in the cost of interest-bearing liabilities. The decision of the Federal Reserve to decrease interest rates by three hundred fifty basis points during the first nine months of 2001 had a more immediate impact on asset yields, thereby significantly impacting the net interest margin.

Earning assets increased $79 million to $639 million during the first nine months of 2001 and now total 95.1% of total assets, a slight decrease from the year-end level of 95.8%.














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

                                              Nine-months ended September 30,
                                            -----------------------------------
                                                           2001
                                            -----------------------------------
                                             Average                    Yield/
                                             Balance     Interest        Cost
                                             -------     --------       -----
                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (taxable)                            $397,689     $24,418         8.13%
 Loans (tax-free) (1)                         15,287         744         9.73
 Investment securities (taxable)             130,111       6,425         6.58
 Investment securities (tax-free)(1)          46,784       1,866         8.06
 Time deposits with banks and
  federal funds sold                          13,557         517         5.06
                                            --------     -------        -----
   Total interest-earning assets             603,428      33,970         7.76%
                                            --------     -------
Non-interest earning assets                   28,616
                                            --------
    Total Assets                            $632,044
                                            ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                   $441,328     $15,942         4.83%
 Borrowed funds                               88,527       3,670         5.47
                                            --------     -------        -----
  Total interest-bearing liabilities         529,855      19,612         4.94%
                                            --------     -------
Other liabilities and shareholders' equity   102,189
                                            --------
    Total Liabilities and
     Shareholders' Equity                   $632,044
                                            ========


Net interest income/rate spread                          $14,358         2.82%

Net yield on average interest-
   earning assets                                                        3.43%

Interest-earning assets as a
   percentage of interest-
   bearing liabilities                                                    114%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                              Nine-months ended September 30,
                                            ----------------------------------
                                                          2000
                                            ----------------------------------
                                            Average                     Yield/
                                            Balance      Interest        Cost
                                            -------      --------       ------
                                                   (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans (taxable)                            $369,106      $23,610        8.48%
 Loans (tax-free) (1)                         11,195          543        9.68
 Investment securities (taxable)             113,974        5,891        6.89
 Investment securities (tax-free) (1)         42,476        1,733        8.24
 Time deposits with banks and
  federal funds sold                           6,909          339        6.52
                                            --------      -------       -----
  Total interest-earning assets              543,660       32,116        8.13%
                                            --------      -------       -----
Non-interest earning assets                   19,094
                                            --------
    Total Assets                            $562,754
                                            ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                   $386,858       $13,978       4.84%
 Borrowed funds                               88,804         3,966       5.89
                                            --------       -------      -----
  Total interest-bearing liabilities         475,662        17,944       5.04%
                                                           -------      -----
Other liabilities and shareholders' equity    87,092
                                            --------
    Total Liabilities and
     Shareholders' Equity                   $562,754
                                            ========


Net interest income/rate spread                            $14,172       3.09%

Net yield on average interest-
 earning assets                                                          3.72%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                      114%


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

                                                 Period Ended September 30,
                                                   (Dollars in thousands)
                                                        2001 vs 2000
                                         Increase (Decrease)
                                              Due to
                                         Rate         Volume          Total
                                        ------       --------       ---------
Loans (taxable)                         $(1,069)      $1,877          $   808
Loans (tax-free)                              6          196              202
Investment securities (taxable)            (306)         839              533
Investment securities (tax-free)            (43)         176              133
Time deposits with banks and
 federal funds sold                        (143)         321              178
                                        -------       ------          -------
Total interest income                   $(1,555)      $3,409          $ 1,854
                                        -------       ------          -------

Deposits                                $   (15)      $1,979          $ 1,964
Borrowed funds                             (283)         (12)            (295)
                                        -------       ------          -------
Total interest expense                  $  (298)      $1,967          $ 1,669
                                        -------       ------          -------
Net change in net interest income       $(1,257)      $1,442          $   185
                                        =======       ======          =======



                                                 Period Ended September 30,
                                                   (Dollars in thousands)
                                                       2000 vs 1999
                                         Increase (Decrease)
                                               Due to
                                          Rate        Volume           Total
                                        --------     --------         -------
Loans (taxable)                         $  660        $1,971          $ 2,631
Loans (tax-free)                            27             3               30
Investment securities (taxable)            418           733            1,151
Investment securities (tax-free)            18           232              250
Time deposits with banks and
  federal funds sold                        71            67              138
                                        ------        ------          -------
Total interest income                   $1,194        $3,006          $ 4,200
                                        ------        ------          -------

Deposits                                $1,316        $  878           $2,194
Borrowed funds                             222           676              898
                                        ------        ------           ------
Total interest expense                  $1,538        $1,554           $3,092
                                        ------        ------           ------
Net change in net interest income       $ (344)       $1,452           $1,108
                                        ======        ======           ======





                                      (11)

Other Income and Expenses:
          Other income in the first nine months of 2001 increased $1,213,000 in comparison to the same period of 2000. This increase can be attributed primarily to a $580,000 increase in the gain on the sale of securities, a $294,000 increase in income from the sale of residential mortgage loans and a $91,000 gain on the sale of other real estate.
          Excluding income from asset sales, other income increased $243,000 or 22%, during the first nine months of 2001 as compared to the same period of last year. Income from service charges increased $31,000, or 4%, in comparison to the same period of last year while other fee income increased $212,000, or 57%. New products and a larger deposit base also contributed to the increases.
          Other expenses increased $685,000 or 8% for the period ended September 30, 2001 compared to the same period of the previous year. Salaries and Benefits costs added $269,000, or 6% in comparison to the first nine months of 2000. Occupancy and equipment costs rose 9%, data processing costs rose $115,000, or 20% and other operating expenses increased $170,000, or 8%. Included in the increase is $320,000 that can be attributed to three new community offices.

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

Provision for Income Taxes:
          The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                   2001          2000
                                                  ------        ------
Provision at statutory rate                       $2,334        $2,090
Add (Deduct):
Tax effect of non-taxable interest income           (887)         (774)
Non-deductible interest expense                      135           116
Other items, net                                    (148)          (64)
                                                  ------        ------
Income tax expense                                $1,434        $1,368
                                                  ======        ======











                                      (12)

Securities:
          Carrying amounts and approximate fair value of investment securities are summarized as follows:

                                  September 30, 2001       December 31, 2000
                                ----------------------   ----------------------
                                 Carrying       Fair      Carrying       Fair
                                  Amount        Value      Amount        Value
                                ---------      -------    --------      -------
                                           (Dollars in thousands)
U.S. Treasury securities and
   obligations of U.S.
   government agencies           $ 17,301     $ 17,280     $ 17,611    $ 17,544
Obligations of state &
   political subdivisions          51,999       51,930       46,776      46,710
Mortgage-backed securities        131,167      131,167       81,147      81,147
Corporate debt securities           1,820        1,820        1,749       1,749
Equity securities                      10           10           10          10
                                 --------     --------     --------    --------
Total                            $202,297     $202,207     $147,293    $147,160
                                 ========     ========     ========    ========

          The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2001 of the Company's Investment Securities classified as available-for-sale:

                                               September 30, 2001
                                 ---------------------------------------------
                                              (Dollars in thousands)
                                                 Gross       Gross
                                              Unrealized   Unrealized
                                  Amortized     Holding     Holding     Fair
                                    Cost         Gains       Losses     Value
                                 ----------    ---------   ---------  ---------
U.S. Treasury securities and
 obligations of U.S.
 government agencies              $ 16,473      $  226        $  0     $ 16,699
Obligations of state and
 political subdivisions             49,651       1,466         385       50,732
Mortgage-backed securities         127,881       3,292           6      131,167
Corporate debt securities            1,782          78          40        1,820
Equity securities                       10           0           0           10
                                  --------      ------        ----     --------
Total                             $195,797      $5,062        $431     $200,428
                                  ========      ======        ====     ========











                                      (13)

          The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2001 of the Company's Investment Securities classified as held-to-maturity:

                                               September 30, 2001
                                 ---------------------------------------------
                                            (Dollars in thousands)
                                                Gross         Gross
                                              Unrealized   Unrealized
                                 Amortized      Holding      Holding      Fair
                                    Cost         Gains        Losses      Value
                                 ---------    ----------   ----------    ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:             $  602          $ 0           $21      $  581
Obligations of state and
 political subdivisions:           1,267            0            69       1,198
                                  ------          ---           ---      ------
Total                             $1,869          $ 0           $90      $1,779
                                  ======          ===           ===      ======

          The following table shows the amortized cost and approximate fair value of the company's debt securities at September 30, 2001 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Available-for-sale            Held-to-maturity
                             ------------------            ----------------
                           Amortized         Fair        Amortized        Fair
                              Cost          Value           Cost          Value
                           ---------       -------       ---------       ------
                           (Dollars in Thousands)        (Dollars in Thousands)
Amounts maturing in:
One year or less            $  1,498      $  1,529         $    0        $    0
After one year through
 five years                    3,599         3,656              0             0
After five years through
 ten years                    11,286        11,692              0             0
After ten years               51,523        52,374          1,869         1,779
Mortgage-backed securities   127,881       131,167              0             0
                            --------      --------         ------        ------
  Total                     $195,787      $200,418         $1,869        $1,779
                            ========      ========         ======        ======

          Gross proceeds from the sale of investment securities for the periods ended September 30, 2001 and 2000 were $38,012,340 and $39,413,606 respectively with the gross realized gains being $727,455 and $60,347 respectively, and gross realized losses being $158,750 and $69,313, respectively.
          At September 30, 2001 and 2000, investment securities with a carrying amount of $93,445,333 and $82,836,182 respectively, were pledged as collateral to secure public deposits and for other purposes.




                                      (14)

Loans:
          The following table sets forth detailed information concerning the composition of the company's loan portfolio as of the dates specified:

                                       September 30, 2001     December 31, 2000
                                      --------------------   -------------------
                                        Amount        %        Amount        %
                                      ---------     -----    ---------     ----
                                             (Dollars in thousands)

Real estate loans, secured by
 residential properties                $ 76,539      17.7      $ 89,827    22.6
Real estate loans, secured by nonfarm,
 nonresidential properties              186,996      43.2       156,234    39.2
Commercial & industrial loans            92,757      21.5        79,483    20.0
Loans to individuals for household,
 family and other personal
 expenditures                            64,133       14.8       62,504    15.7
Loans to state and political
 subdivisions                            11,603        2.7       10,078     2.5
All other loans, including overdrafts       368        0.1          249     0.0
                                       --------      -----     --------   -----
Total Gross Loans                      $432,396      100.0     $398,375   100.0
                                                     -----                -----
 Less: Allow. for Loan Losses            (5,148)                 (5,250)
                                       --------                --------
Net Loans                              $427,248                $393,125
                                       ========                ========

          The following table sets forth certain information with respect to the company's allowance for loan losses and charge-offs:

                                                 Period Ended
                                     ----------------------------------
                                     Sept 30,                   Dec 31,
                                      2001                       2000
                                     -------                   --------
                                           (Dollars in thousands)

Balance, January 1                   $5,250                     $4,714
Recoveries Credited                     169                        259
Losses Charged                         (811)                      (693)
Provision for Loan Losses               540                        970
                                     ------                     ------
Balance at End of Period             $5,148                     $5,250
                                     ======                     ======









                                      (15)

          The  following   table  presents   information   about  the  company's
     non-performing assets for the periods indicated:

                                     Sept 30, 2001           Dec 31, 2000
                                     -------------           ------------
                                            (Dollars in thousands)

Nonaccrual loans
  Impaired                                $   0                  $   0
  Other                                     448                    645
Loans past due 90 days or more
 and still accruing                          94                    224
                                          -----                  -----
   Total non-performing loans               542                    869
                                          -----                  -----
Other Real Estate Owned                       0                      0
                                          -----                  -----
   Total non-performing assets            $ 542                  $ 869
                                          =====                  =====


                                     Sept 30, 2001           Dec 31, 2000
                                     -------------           ------------
Non-performing loans as a
 percentage of gross loans                 0.1%                    0.2%
                                          =====                   =====

Non-performing assets as a
 percentage of total assets                0.1%                    0.1%
                                          =====                   =====

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


Provision for Credit Losses:
---------------------------

          The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to


                                      (16)
     examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $60,000 was credited to the allowance for loan losses during the first nine months of 2001 and 2000, respectively. The ratio of the loan loss reserve to total loans at September 30, 2001 and 2000 was 1.19% and 1.25%, respectively.


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



                                      (17)

          The short-term liquidity position of the company is strong as evidenced by $11,064,000 in cash and cash equivalents and $3,458,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $10 million or 5% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $30 million.
          The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.


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

          Total stockholders' equity increased $6,657,000 or 14% during the first nine months of 2001 comprised of an increase in retained earnings in the amount of $3,749,000 after paying cash dividends, $732,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $2,176,000 increase in other comprehensive income. During the same period of 2000, total stockholders' equity increased $5,479,000, or 15%, comprised of an increase in retained earnings of $3,417,000, after paying cash dividends and $390,000 from stock issued through Dividend Reinvestment and $1,672,000 increase in the market value of our securities available-for-sale. The total dividend payout during the first nine months of 2001 and 2000 represents $.65 per share and $.53 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $4,481,000 and $3,807,000, respectively.

          The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2001, First National Community Bank met all capital requirements with a leverage ratio of 7.60% and core capital and total risk-based capital ratios of 10.12% and 11.16%, respectively.






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

                            Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date:  November 7, 2001                           /s/ J. David Lombardi
      ---------------------------                ----------------------------
                                                 J. David Lombardi, President/
                                                 Chief Executive Officer


Date:  November 7, 2001                           /s/ William Lance
      ---------------------------                ----------------------------
                                                 William Lance, Treasurer/
                                                 Principal Financial Officer


























                                      (20)