Form 10-K
period 2001-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2002-03-27
CIK 1035976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     [ X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001
                                       OR
     [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the transition period from __________ to __________
                          Commission File No.__________

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                    ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Pennsylvania                                    23-2900790
        ------------                                   ------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

                      102 E. Drinker St. Dunmore, PA 18512
                      -------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

     Registrant's telephone number, including area code    (570) 346-7667
                                                        -----------------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                              Name of Each Exchange
                    Title of Each Class on Which Registered
                                      NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $1.25 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The  aggregate   market  value  of  the  Company's  common  stock  held  by non-affiliates at March 25, 2002: $81,367,116.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
     State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
  2,566,786 shares of common stock

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's Annual Report to security holders for the Fiscal Year Ended December 31, 2001 are incorporated by reference.

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

                     Office                    Date Opened
                     ------                    -----------
                     Main                       October 1910
                     Scranton                   September 1980
                     Dickson City               December 1984
                     Fashion Mall               July 1988
                     Wilkes-Barre               July 1993
                     Pittston Plaza             April 1995
                     Kingston                   August 1996
                     Exeter                     November 1998
                     Daleville                  April 2000
                     Plains                     June 2000
                     Back Mountain              October 2000
                     Clarks Green               October 2001
                     Hanover Township           January 2002
                     Nanticoke                  Opening April 2002


          The bank provides many commercial banking services to individuals and businesses, including a wide variety of deposit instruments. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, home equity term loans and Lines of Credit and "Instant Money" overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. MasterCard and VISA personal credit cards are available through the Bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard and VISA processing services to its commercial customers, as well as Auto Cash Manager which is personal computer based and FNCBusiness Online, which is internet based. Both are menu driven products that allow our business customers to have direct access to their account information and the ability to perform certain daily transactions from their place of business. As a result of the bank's partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our INVEST representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via the internet and its ATM network. Automated teller machines are available at the following locations:

        Community Offices     Remote Locations
        Dunmore               Petro Truck Stop, 98 Grove St., Dupont
        Dickson City          Pit-Stop Emporium, RR1 I-81 Exit 60, Dalton
        Fashion Mall          Bill's Shursave Supermarket, Rt. 502, Daleville
        Pittston              Convenient Food Mart, 3021 N. Main Ave., Scranton
        Kingston
        Exeter
        Daleville
        Plains
        Back Mountain
        Clarks Green
        Hanover Township
        Nanticoke

          Additionally, to further enhance 24-hour banking services, Telephone Banking (Account Link), Loan by Phone, and Mortgage Link are available to customers. These services provide consumers the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone.
          As of December 31, 2001, industry concentrations exist within the following six industries. Loans and lines of credit to each of these industries were as follows:

     o        Hotels                                  $23,839,000
     o        Automobile Dealers                      $24,314,000
     o        Gas Stations/Related                    $14,519,000
     o        Shopping Centers/Retail Complexes       $32,262,000
     o        Office Complexes/Units                  $27,271,000
     o        Residential Subdivision/Related         $16,325,000

          First lien mortgages on the real estate, carefully selected dealers and a diverse group of borrowers provide security against undue risks in the portfolio.

     COMPETITION
          The bank is one of two financial institutions with principal offices in Dunmore. Primary competition in the Lackawanna County market comes from numerous commercial banks and savings and loan associations operating in the area. Our Luzerne County offices share many of the same competitors we face in Lackawanna County as well as several banks and savings & loans that are not in our Lackawanna County market. Deposit deregulation has intensified the competition for deposits among banks in recent years. Additional competition is derived from credit unions, finance companies, brokerage firms, insurance companies and retailers.

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


     EMPLOYEES
          As of December 31, 2001 the bank employed 228 persons, including 53 part-time employees.

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

        8     1625 Wyoming Avenue
              Exeter, PA                      Lease      Exeter Branch

        9     Route 502 & 435
              Daleville, PA                   Lease      Daleville Branch

        10    27 North River Road
              Plains, PA                      Lease      Plains Branch

        11    169 North Memorial Highway
              Shavertown, PA                  Lease      Back Mountain Branch

        12    269 E. Grove St.
              Clarks Green, PA                Own        Clarks Green Branch

        13    734 Sans Souci Parkway
              Hanover Township, PA            Lease      Hanover Township Branch

        14    194 South Market Street
              Nanticoke, PA                   Lease      Nanticoke Branch

        15    200 S. Blakely Street
              Dunmore, PA                     Lease      Administrative Center

        16    107-109 S. Blakely Street
              Dunmore, PA                     Own        Parking Lot

        17    114-116 S. Blakely Street
              Dunmore, PA                     Own        Parking Lot

        18    1708 Tripp Avenue
              Dunmore, PA                     Own        Parking Lot

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


                              MARKET PRICE
                              ------------            DIVIDENDS PAID
                           HIGH          LOW             PER SHARE
                           ----          ---          --------------
         QUARTER                  2001

           First          $33.00       $27.50             $  .21
           Second          34.45        31.25                .21
           Third           34.50        32.50                .23
           Fourth          36.00        30.50                .32
                                                         -------
                                                          $ 0.97

         QUARTER                  2000

           First          $37.00       $30.00             $  .17
           Second          33.00        29.50                .17
           Third           34.50        28.13                .19
           Fourth          30.00        27.88                .35
                                                          ------
                                                          $ 0.88

     MARKET MAKERS

     F.J. Morrissey                       Ryan, Beck and Co.
     1700 Market Street                   220 South Orange Avenue
     Suite 1420                           Livingston, NJ  07039
     Philadelphia, PA  19103              (973) 597-6000
     (215) 563-8500

     Monroe Securities                    RBC Dain Rauscher
     47 State Street                      3 Times Square
     Rochester, NY  14614                 24th Floor
     (716) 546-5560                       New York, NY  10036
                                          (866) 835-1422

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

     SHAREHOLDERS' INQUIRIES

               A copy of the company's Annual Report for the year ended December 31, 2001 on Form 10-K, as required to be filed with the Securities and Exchange Commission, may be obtained free of charge by writing to:

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


     INTERNET ADDRESS
     www.fncb.com


     E-MAIL ADDRESS
     fncb@fncb.com

     Item 6 - Selected Financial Data

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                           For the Years Ended December 31,
                                           --------------------------------
                                     2001          2000         1999        1998          1997
                                   -------------------------------------------------------------
   Total assets                      676,307      583,852      540,363     483,385       428,335
   Interest-bearing balances
    with financial institutions        3,161        3,359        2,874       2,478         1,586
   Securities                        194,109      152,316      146,528     131,830       121,367
   Net loans                         439,884      393,125      359,244     324,610       280,731
   Total deposits                    517,334      460,418      411,126     380,039       345,668
   Stockholders' equity               51,786       46,684       37,055      34,679        31,580

   Net interest income before
    provision for credit losses       19,233       19,021       17,643      15,445        14,580
   Provision for credit losses         1,220          970        1,020         920         1,110
   Other income                        3,151        1,382        1,577       1,583         1,628
   Other expenses                     12,683       11,752       10,795       9,423         8,839
   Income before income taxes          8,481        7,681        7,405       6,685         6,259
   Provision for income taxes          1,701        1,661        1,756       1,578         1,616
   Net income                          6,780        6,020        5,649       5,107         4,643
   Cash dividends paid                 2,455        2,202        1,922       1,703         1,396

   Per share data:
   Net income - basic (1)               2.68         2.41         2.35        2.13          1.94
   Net income - diluted (1)             2.61         2.39         2.35        2.13          1.94
   Cash dividends (2)                   0.97         0.88         0.80        0.71          0.58
   Book value (1)(3)                   20.46        18.66        15.39       14.46         13.17
   Weighted average number of
    shares outstanding             2,530,998    2,502,245    2,407,278   2,398,360     2,398,360

(1) Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 100% stock dividend declared in 1998 and the 10% stock dividend declared in 1997.

(2) Cash dividends per share have been restated to reflect to retroactive effect of the 100% stock dividend declared in 1998 and the 10% stock dividend declared in 1997.

(3) Reflects the effect of SFAS No. 115 in the amount of $536,000 in 2001, $880,000 in 2000, $(4,252,000) in 1999, $791,000 in 1998 and $1,097,000 in
     1997.


     Item 7 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

     The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2001, 2000 and 1999. The information presented below should be read in conjunction with the company's consolidated financial statements and accompanying notes appearing elsewhere in this report.

SUMMARY

Net Income was $6,780,000 in 2001 which was $760,000, or 13%, higher than the $6,020,000 earned in 2000. The 2000 earnings were $6,020,000 which was $371,000, or 7%, higher than the $5,649,000 earned in 1999. Basic earnings per share were $2.68, $2.41 and $2.35 in 2001, 2000 and 1999. The weighted average number of shares outstanding in 2001 was 2,530,998 while the weighted average number of shares in 2000 and 1999 were 2,502,245 and 2,407,278.

The increase over 2000 earnings was due primarily to the $ 1.8 million increase in other income. Included in this component of earnings is $604,000 of gains on the sale of securities, $315,000 from the disposition of other real estate and $298,000 from the sale of residential mortgage loans. Net interest income also improved over $200,000 in 2001 but these increases were partially offset by a $931,000 increase in operating expenses and a $250,000 increase in the provision for credit losses.

The improvement in earnings that was recognized in 2000 was due to the $1.4 million increase in net interest income which offset an increase in operating expenses and a reduction in other income. Loan growth and increases in money market deposits helped to improve net interest income through increased spread while investment activity also contributed to the improvement.

Return on assets for the years ended December 31, 2001, 2000 and 1999 was 1.05%, 1.06% and 1.09%. Return on equity was 13.50% in 2001, 14.88% in 2000 and 16.26%
in 1999.


NET INTEREST INCOME

Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company's operating income and as such is the primary determinant of profitability. Before providing for future credit losses, net interest income increased 1% in 2001. This minimal increase was the result of declining interest rates during the year and the resulting decrease in interest income earned on variable rate loans and investments. Changes in net interest income also occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

In 2001, tax-equivalent net interest income increased $427,000, or 2%. Sound pricing policies, aggressive growth strategies and effective asset-liability management techniques contributed to the improved earnings during a period of interest rate volatility.

Average loans increased $35 million, or 9%, over the 2000 balances, but the improvement in income earned was limited to $414,000, or 1%, as the rates earned on variable rate assets declined and new loans were added at historically low levels. Commercial loan balances increased by $52 million, or 21%, but earnings on these assets improved only 8% due to the high volume of variable rate loans. Average consumer loan balances decreased $17 million in 2001 due to the sale of almost $22 million of residential mortgages. The negative growth resulted in a $1.3 million decrease in interest income in comparison to last year. Falling interest rates contributed to the sixty-three basis point reduction in yields earned on loans, including a one hundred four basis point decrease in commercial loans.

Average securities increased $26 million, or 17%, from the 2000 total. A forty-three basis point reduction in yield limited the improvement in earnings to $1.1 million, or 10%. Average money market assets increased $6.5 million, resulting in a $176,000 increase in interest income.

Average interest-bearing deposits increased $55 million, or 14%, in 2001. Certificates of deposit increased $36 million while lower costing savings and interest-bearing transaction accounts grew $19 million. While the cost of time certificates were reduced forty-two basis points during the year, rate reductions on savings and money market accounts were limited, resulting in a thirty-three basis point reduction in the cost of deposits. Borrowed funds and other interest-bearing liabilities were $7 million higher on average but lower rates resulted in a forty-five basis point reduction in the overall cost of these liabilities.

As a result of the growth of the balance sheet and the reduction in yields earned and paid, the company's net interest margin decreased thirty-five basis points to 3.42%. Investment leveraging transactions also added to the profitability of the company in 2001, contributing over $1 million of pre-tax earnings. These transactions, which match assets with liabilities at various points of the interest rate cycle, provided a spread of approximately one hundred twenty-one basis points, thereby reducing the company's net interest margin. Exclusive of these transactions, the 2001 net interest margin would have been 3.68% compared to 4.07% in 2000.

During 2000, tax-equivalent net interest income increased $1.6 million, or 8%.

Average loans increased $31 million, or 9%, in 2000 resulting in an additional $3.9 million earned. Commercial loan growth accounted for 98% of the increase during the year as mortgage growth was limited due to the sale of over $9 million and installment loans decreased. Rising interest rates during 2000 resulted in a thirty-five basis point improvement in the yield earned on average loans.

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

Growth of the balance sheet was offset by a fourteen basis point decrease in the net interest income spread, resulting in a five basis point decrease in the net interest margin. Investment leveraging transactions contributed to the decreased margin but added over $400,000 to net income. Exclusive of investment leveraging transactions, the 2000 net interest margin would have been 4.07% compared to 4.10% in 1999.


                                 Yield Analysis
               (dollars in thousands-taxable equivalent basis)(1)
                                                2001                          2000                            1999
                                  -----------------------------   -----------------------------  -------------------------------
                                             Interest   Average              Interest   Average              Interest   Average
                                    Average   Income/  Interest    Average    Income/  Interest   Average    Income/   Interest
                                    Balance   Expense    Rate      Balance    Expense    Rate     Balance    Expense     Rate
                                  ----------------------------------------------------------------------------------------------

  ASSETS:
  Earning Assets:(2)
    Commercial loans-taxable       $281,930   $22,293    7.91       $233,337   $20,888    8.95      $203,276   $17,311    8.52
    Commercial loans-tax free        14,434     1,404    9.73         10,777     1,065    9.88        10,366       978    9.43
    Mortgage loans                   32,524     2,570    7.90         46,957     3,699    7.88        44,870     3,496    7.79
    Installment loans                90,331     7,379    8.17         92,769     7,580    8.17        94,363     7,529    7.98
                                   --------   -------   -----       --------   -------   -----      --------   -------   -----
    Total Loans                     419,219    33,646    8.03        383,840    33,232    8.66       352,875    29,314    8.31
                                   --------   -------   -----       --------   -------   -----      --------   -------   -----
    Securities-taxable              134,503     8,567    6.37        112,851     7,765    6.88       102,035     6,619    6.49
    Securities-tax free              47,492     3,819    8.04         42,998     3,525    8.20        37,342     3,040    8.14
                                   --------   -------   -----       --------   -------   -----      --------   -------   -----
    Total Securities                181,995    12,386    6.81        155,849    11,290    7.24       139,377     9,659    6.93
                                   --------   -------   -----       --------   -------   -----      --------   -------   -----
    Interest-bearing deposits         3,494       228    6.53          3,202       217    6.78         2,553       145    5.68
     with banks
    Federal funds sold                9,517       377    3.96          3,262       212    6.49         2,346       115    4.90
                                   --------   -------   -----       --------             -----      --------   -------   -----
    Total Money Market Assets        13,011       605    4.65          6,464       429    6.63         4,899       260    5.31
                                   --------   -------   -----       --------   -------   -----      --------   -------   -----
    Total Earning Assets            614,225    46,637    7.59        546,153    44,951    8.23       497,151    39,233    7.89
   Non-earning assets                35,349                           25,063                          24,658
   Allowance for credit losses       (5,284)                          (4,935)                         (4,469)
                                   --------                         --------                        --------
    Total Assets                   $644,290                         $566,281                        $517,340
                                   ========                         ========                        ========

  LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-Bearing Liabilities:
    Interest-bearing demand        $ 93,583   $ 2,549    2.72       $ 77,579   $ 2,194    2.83      $ 62,183    $1,490    2.40
    deposits
    Savings deposits                 46,892       951    2.03         44,116       964    2.19        45,716     1,020    2.23
    Time deposits over $100,000      86,540     4,474    5.17         75,307     4,480    5.95        68,800     3,494    5.08
    Other time deposits             220,940    12,594    5.70        195,621    11,686    5.97       184,229     9,937    5.39
                                   --------   -------   -----       --------   -------   -----      --------   -------   -----
     Total Interest-Bearing         447,955    20,568    4.59        392,623    19,324    4.92       360,928    15,941    4.42
       Deposits
    Borrowed funds and other
    Interest-bearing liabilities     91,793     5,061    5.51         84,682     5,046    5.96        75,803     4,284    5.65
                                   --------   -------   -----       --------             -----      --------   --------  -----
    Total Interest-Bearing          539,748    25,629    4.75        477,305    24,370    5.11       436,731    20,225    4.63
       Liabilities
    Demand deposits                  48,104                           43,774                          41,810
    Other liabilities                 6,503                            4,898                           4,191
    Stockholders' equity             49,935                           40,304                          34,608
                                   --------                         --------                        --------
    Total Liabilities and
       Stockholders' Equity        $644,290                         $566,281                        $517,340
                                   ========                         ========                        ========
                                              -------    -----                 -------   -----                 -------
    Net Interest Income Spread                $21,008     2.84                 $20,581    3.12                 $19,008    3.26
                                              =======    =====                 =======   =====                 =======   =====

    Net Interest Margin                                   3.42                             3.77                           3.82
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

                         Rate/Volume Variance Report(1)
                 (dollars in thousands-taxable equivalent basis)
                                 2001 vs 2000               2000 vs 1999
                          --------------------------  -------------------------
                                  Increase(Decrease)         Increase(Decrease)
                          --------------------------  -------------------------
                           Total   Due to   Due to     Total   Due to   Due to
                           Change  Volume    Rate      Change  Volume    Rate
                          --------------------------  -------------------------
Interest Income:
 Commercial loans-taxable  $1,405  $4,168  $(2,763)    $3,577   $2,573  $1,004
 Commercial loans-tax free    339     357      (18)        87       40      47
 Mortgage loans            (1,129) (1,137)       8        203      163      40
 Installment loans           (201)   (189)     (12)        51     (156)    207
                           ------  ------  -------     ------   ------  ------
  Total Loans                 414   3,199   (2,785)     3,918    2,620   1,298
                           ------  ------  -------     ------   ------  ------
 Securities-taxable           802   1,492     (690)     1,146      700     446
 Securities-tax free          294     368      (74)       485      461      24
                           ------  ------  -------     ------   ------  ------
  Total Securities          1,096   1,860     (764)     1,631    1,161     470
                           ------  ------  -------     ------   ------  ------
 Interest-bearing deposits
  with banks                   11      20       (9)        72       37      35
 Federal funds sold           165     403     (238)        97       45      52
                           ------  ------  -------     ------   ------  ------
  Total Money Market Assets   176     423     (247)       169       82      87
                           ------  ------  -------     ------   ------  ------
  Total Interest Income     1,686   5,482   (3,796)     5,718    3,863   1,855
                           ------  ------  -------     ------   ------  ------

Interest Expense:
 Interest-bearing
  demand deposits             355     449      (94)       704      369     335
 Savings deposits             (13)     61      (74)       (56)     (35)    (21)
 Time deposits over $100,000   (6)    669     (675)       986      330     656
 Other time deposits          908   1,514     (606)     1,749      614   1,135
                           ------  ------  -------     ------   ------  ------
  Total Interest-Bearing
   Deposits                 1,244   2,693   (1,449)     3,383    1,278   2,105
 Borrowed funds and other
  interest-bearing
  liabilities                  15     423     (408)       762      502     260
                           ------  ------  -------     ------   ------  ------
  Total Interest Expense    1,259   3,116   (1,857)     4,145    1,780   2,365
                           ------  ------  -------     ------   ------  ------
  Net Interest Income        $427  $2,366  $(1,939)    $2,305   $1,573  $2,083
                           ======  ======  =======     ======   ======  ======

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.



CURRENT YEAR

In 2001, tax-equivalent net interest income was $427,000 higher than the 2000 total. Growth of the balance sheet added $2.4 million to 2001 earnings as the $5.5 million of income earned on new loans and securities more than offset the $3.1 million cost of new deposits and borrowings. Loan growth added $3.2 million of income while new investments provided an additional $1.9 million. Interest expense due to new deposits increased $2.7 million. Declining interest rates negatively impacted earnings in 2001 as the yield on variable rate assets was reduced and new assets were added at historically low levels. Loan repricing reduced earnings by $2.8 million while the effect of rates on investments and money market assets resulted in $1 million of less income. The impact of falling rates on deposits lead to a $1.4 million reduction in cost while borrowed funds also cost $400,000 less than in 2000 due to rate reductions.

PRIOR YEAR

In 2000, tax-equivalent net interest income was $1.6 million more than the 1999 total. Growth of the balance sheet added over $2 million of net interest income in 2000 as earnings from new loans and investments exceeded the cost of the deposits and borrowed funds required to grow. Loan growth added $2.6 million in income and investment activities added $1.2 million while new funds added $1.8 million of interest expense. Rising interest rates had a positive effect on interest income, adding over $1.8 million, but this increase was offset by a $2.4 million increase in the cost of funds due to repricing. Certificate of deposit repricing accounted for 76% of the increased cost due to rate. Higher rates on money market deposits and rising costs on borrowed funds contributed to the remaining increase.

PROVISION FOR CREDIT LOSSES

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company's independent auditors. The provision for credit losses was $1,220,000 in 2001, $970,000 in 2000 and $1,020,000 in 1999. The ratio of the loan loss reserve to total loans was 1.26% at December 31, 2001 and 1.32% at December 31, 2000.

OTHER INCOME

  Other Income                                2001       2000         1999
  ------------                                ----       ----         ----
                                                    (in thousands)
  Service charges                           $1,059      $1,023       $  845
  Net gain/(loss) on the sale of securities    604        (108)         197
  Net gain on the sale of other real estate     91           0           23
  Other                                      1,397         467          512
                                            ------      ------       ------
  Total Other Income                        $3,151      $1,382       $1,577
                                            ======      ======       ======

The company's other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

During 2001, other income increased $1.8 million over the 2000 total. Security sales provided over $600,000 of net gains as management prepared for rising rates by shedding bonds with extension risk. The company also continued to shed interest rate risk through the sale of $22 million long-term, fixed-rate residential mortgage loans. The sale of these loans at rates ranging from 5.50% to 8.625% resulted in a gain of almost $300,000 in 2001.

Other income also improved due to earnings generated from the disposition of properties carried as other real estate and from earnings generated from the purchase of Bank Owned Life Insurance. The increase in service charges on deposits can be attributed to fees associated with automatic teller machines.

In 2000, service charges on deposits increased $178,000, or 21%, due to increased relationships and expanded services. Securities sales resulted in a $108,000 net loss in 2000 as management sold securities during the year in order to purchase investments which will benefit future periods. During the year, the company continued to shed interest-rate risk through the sale of long-term, fixed-rate mortgage loans. The $9 million of loans sold in 2000, at rates ranging from 5.75% to 8.75%, resulted in an $82,000 loss.



OTHER EXPENSES


      Other Expenses                      2001          2000            1999
                                          ----          ----            ----
                                                  (in thousands)
      Salary expense                    $ 4,985        $ 4,975         $ 4,297
      Employee benefit expense            1,171          1,177           1,121
      Occupancy expense                   1,178          1,087             993
      Equipment expense                     987            908             781
      Advertising expense                   491            507             468
      Data processing expense               925            796             689
      Other operating expense             2,946          2,602           2,446
                                        -------        -------         -------
      Total Other Expenses              $12,683        $11,752         $10,795
                                        =======        =======         =======

Total other expenses increased $931,000, or 8%, from the 2000 level. Employee costs rose $304,000, or 33% of the total while occupancy and equipment expenses increased $170,000. All other expenses increased $457,000, or 49% of the total increase. The company's overhead ratio, which measures non-interest expenses as a percentage of average assets, was reduced to 1.97% in 2001 compared to 2.08% in the prior year.

Salary and benefit costs represent almost one half of the company's non-interest expenses. Salaries increased $310,000, or 7%, in 2001 due to merit increases and the additional costs associated with new offices opened in 2000 and 2001. At December 31, 2001, the company had 201 full-time equivalent employees on staff which is an 8% increase over the 186 reported last year.

Occupancy expenses rose 8% in 2001 due to costs associated with new community offices. Equipment costs rose 9% due to depreciation and maintenance expense on new purchases. All other operating expenses increased 12% during the year. Much of the increase can be attributed to rising computer costs and expenses associated with new offices including office supplies and bank courier expense.

In 2000, total other expenses increased $957,000, or 9%, over the 1999 total. Employee costs increased $434,000, or 45% of the total increase. Occupancy and equipment costs rose $221,000, or 23% of the total. All other expenses increased 8% over the 1999 total, half of which was due to rising advertising and data processing costs. The company's overhead ratio was 2.08% in 2000 compared to 2.09% in 1999.

Salary and benefit costs comprised 50% of the company's total other expenses. Salaries rose $378,000, or 9%, in 2000 due to merit increases and costs associated with three new community offices. As of December 31, 2000, the company had 186 full-time equivalent employees on staff which was an 11% increase from the 168 reported in 1999. Employee benefit costs were limited to a 5% increase comprised of payroll taxes and profit sharing contributions. Health care costs remained flat as any increase in cost was recovered through employee contributions.

Occupancy costs rose $94,000 in 2000 due to the three new community offices. Equipment costs increased $127,000 over the prior year. Approximately one half of the increase in equipment costs was attributed to the new offices while the remaining increase was comprised of depreciation expense on new equipment.

All other operating expenses increased $302,000, or 8%, in 2000. Data processing costs increased $107,000 due to increased services and the growth of the company. Uncontrollable costs such as FDIC/OCC assessments and bank shares tax increased $90,000. Office supplies and advertising added another $80,000 to the increase.


PROVISION FOR INCOME TAXES

In 2001, federal income tax expense increased $40,000 over the 2000 total. Tax benefits derived from an increased level of tax-exempt income had a $142,000 positive effect while deferred tax items reduced the current year provision by $185,000. The company's effective tax rate for 2001 was 20.1% compared to 21.6% in 2000.

Federal income tax expense decreased $95,000 in 2000 in comparison to the 1999 total in spite of the $276,000 improvement in income before taxes. Benefits received from tax-exempt income had a $128,000 positive effect while deferred tax items reduced the 2000 provision by $61,000. The company's effective tax rate for 2000 was 21.6% compared to 23.7% in 1999.


FINANCIAL CONDITION

Total assets increased $92 million, or 16%, in 2001 compared to $43 million, or 8%, in 2000. Total deposits increased $57 million during the year and provided the funds for $47 million of new loan growth. The majority of the $42 million increase in securities was funded by a $31 million increase in borrowed funds. Total stockholders' equity increased 11%.

SECURITIES

The primary objectives in managing the company's securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

During 2001 total securities increased $42 million. Purchases in 2001 included $41 million of securities which were funded with structured borrowings, thereby providing a favorable spread between the rate earned on the securities and the cost of the borrowings. As of December 31, 2001, the company had $78 million of these leveraged transactions. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company's investment and asset/liability management policies.

The following table sets forth the carrying value of securities at the dates indicated:

                                                    December 31,
                                                    ------------
                                              2001       2000         1999
                                           ---------  ---------    ---------
                                                    (in thousands)
  U.S. Treasury securities and
   obligations of U.S. government agencies $ 10,453 $ 17,611 $ 20,785 Obligations of state and political
   subdivisions                              51,757      46,776       39,097
  Mortgage-backed securities                125,240      81,147       77,763
  Corporate debt securities                   1,212       1,749          937
  Equity securities                           5,447       5,033        7,946
                                           --------    --------     --------
         Total                             $194,109    $152,316     $146,528
                                           ========    ========     ========

The following table sets forth the maturities of securities at December 31, 2001 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.

                                                                                  Mortgage-
                                        Within     2 - 5     6 - 10      Over       Backed      No Fixed
                                       One Year    Years     Years     10 Years   Securities    Maturity     Total
                                       --------    -----     -----     --------   ----------    --------     -----

U.S. Treasury securities                 $1,507   $  500    $    0     $     0     $      0      $      0    $  2,007
     Yield                                 5.30%    5.52%                                                        5.35%
Obligations of U.S. government
 agencies                                          1,500     1,486       5,343                                  8,329
     Yield                                          5.23%     7.39%       5.89%                                  6.04%
Obligations of state and political
   subdivisions (1)                                  340     4,498      46,721                                 51,559
     Yield                                          9.51%     7.80%       7.55%                                  7.66%
Corporate debt securities                                      503         750                                  1,253
     Yield                                                    6.25%       4.56%                                  5.24%
Mortgage-backed securities                                                          124,702                   124,702
     Yield                                                                             6.43%                     6.43%
Equity securities (2)                                                                               5,447       5,447
     Yield                                                                                           6.43%       6.43%
                                         ------   ------    ------     -------     --------        ------    --------
Total maturities                         $1,507   $2,340    $6,487     $52,814     $124,702        $5,447    $193,297
                                         ======   ======    ======     =======     ========        ======    ========
     Weighted yield                       5.30%    5.92%     7.58%       7.34%        6.43%         6.45%       6.71%
                                          =====    =====     =====       =====        =====         =====       =====

     (1)Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 34% federal income tax rate.

     (2) Yield presented represents 2001 actual return.



  LOANS

Total loans increased $47 million, or 12%, in 2001. Real estate loans increased $28 million comprised of a $40 million increase in commercial mortgages and a $12 million reduction in residential mortgage loans. The decrease in residential mortgage loans is due to the sale of over $22 million of loan balances in 2001 to reduce the company's interest rate risk exposure and to create liquidity for future loan fundings. Commercial loans increased $15 million while the $4 million increase in other represents tax-free loans.

     Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:


                                Loans Outstanding
                                 (in thousands)
                              2001     2000      1999      1998      1997
                           --------  --------  --------  --------  --------
Commercial and Financial   $ 94,360  $ 79,483  $ 61,337  $ 49,796  $ 36,790
Real Estate                 274,255   246,061   230,029   211,554   190,266
Installment                  62,786    62,504    65,075    58,799    46,174
Other                        14,077    10,327     7,517     8,748    11,133
                           --------  --------  --------  --------  --------
   Total Loans Gross        445,478   398,375   363,958   328,897   284,363
   Unearned Discount              0         0         0        (4)      (10)
                           --------  --------  --------  --------  --------
   Total Loans              445,478   398,375   363,958   328,893   284,353
Allowance for Credit Losses  (5,594)   (5,250)   (4,714)   (4,283)   (3,623)
                           --------  --------  --------  --------  --------
   Net Loans               $439,884  $393,125  $359,244  $324,610  $280,730
                           ========  ========  ========  ========  ========


The following schedule shows the repricing distribution of loans outstanding as of December 31, 2001. Also provided are these amounts classified according to sensitivity to changes in interest rates.

                   Loans Outstanding - Repricing Distribution
                                 (in thousands)

                             Within       One to       Over Five
                            One Year    Five Years       Years        Total
                            --------    ----------     ---------     -------
Commercial and Financial   $ 62,505      $ 27,732       $ 4,123      $ 94,360
Real Estate                 107,493       126,551        40,211       274,255
Installment                   3,157        57,987         1,642        62,786
Other                         2,420         4,749         6,908        14,077
                           --------      --------       -------      --------
     Total                 $175,575      $217,019       $52,884      $445,478
                           ========      ========       =======      ========


Loans with predetermined
   interest rates          $ 11,230      $ 95,297       $45,591      $152,118
Loans with floating rates   164,345       121,722         7,293       293,360
                           --------      --------       -------      --------
     Total                 $175,575      $217,019       $52,884      $445,478
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

The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

                                  2001     2000     1999       1998      1997
                                  ----     ----     ----       ----      ----
                                              (in thousands)
Nonaccrual:
   Impaired                       $  0     $  0     $  0       $   0     $    0
   Other                           343      645      288         845        207
Loans past due 90 days or more
 and still accruing                426      224      498         452      1,224
Other Real Estate Owned             50        0        0           0          0
                                  ----     ----     ----      ------      -----
     Total Non-Performing Assets  $819     $869     $786      $1,297     $1,431
                                  ====     ====     ====      ======     ======

During 2001, total non-performing assets decreased $50,000. Nonaccrual loans decreased $302,000 as two credits which amounted to $356,000 at December 31, 2000 were paid off during the year. Management believes that any losses from loans currently carried as nonaccrual would be minimal. Loans past due over 90 days increased $202,000 from last year's low point and other real estate is comprised of one credit on which management expects full recovery in 2002.

In 2000, total non-performing assets increased $83,000 comprised of a $357,000 increase in nonaccrual loans and a $274,000 decrease in past due loans. The increase in nonaccrual loans was limited to three credits which were transferred to nonaccrual status in 2000.

On December 31, 2001, the company's ratio of nonaccrual loans to total loans was ..08 % compared to the .16% reported in 2000. We continue to rank well ahead of peer banks in measurements of delinquency. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.



ALLOWANCE FOR CREDIT LOSSES

The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years:


                          Loan Loss Reserve Allocation
                                 (in thousands)

                        12/31/01            12/31/00              12/31/99              12/31/98             12/31/97
                        --------            --------              --------              --------             --------
                           Percentage           Percentage            Percentage            Percentage           Percentage
                               of                   of                    of                    of                   of
                            Loans in             Loans in              Loans in              Loans in             Loans in
                              Each                 Each                  Each                  Each                 Each
                            Category             Category              Category              Category             Category
                            to Total             to Total              to Total              to Total             to Total
                  Amount     Loans      Amount    Loans       Amount    Loans       Amount     Loans      Amount   Loans
                  ------     -----      ------    -----       ------    -----       ------     -----      ------   -----
Commercial and
 Financial        $1,577       72%      $2,483      67%       $2,917      61%       $1,706       58%      $1,340      56%
Real Estate          138        7%         190      12%           89      13%          117       14%         118      20%
Installment          183       21%          98      21%           94      26%           92       28%          69      24%
Unallocated        3,696       -         2,479      -          1,614      -          2,368       -         2,096      -
                  ----------------      ---------------       ---------------       ----------------      ---------------
                  $5,594      100%      $5,250     100%       $4,714     100%       $4,283      100%      $3,623     100%
                  ================      ===============       ===============       ================      ===============


The following schedule presents an analysis of the allowance for credit losses for each of the last five years:

                                               (in thousands)
                                               --------------
                                           Years Ended December 31
                                           -----------------------
                                    2001     2000     1999    1998     1997
                                    ----     ----     ----    ----     ----
  Balance, January 1               $5,250   $4,714   $4,283  $3,623   $3,167
  Charge-Offs:
       Commercial and Financial       233       70      123      77      547
       Real Estate                    474      268      462      50        9
       Installment                    360      355      271     180      141
                                   ------   ------   ------  ------   ------
       Total Charge-Offs            1,067      693      856     307      697
                                   ------   ------   ------  ------   ------
  Recoveries on Charged-Off Loans:
       Commercial and Financial         6       10       23      11        8
       Real Estate                     20      122      154       1        0
       Installment                    165      127       90      35       35
                                   ------   ------   ------  ------   ------
       Total Recoveries               191      259      267      47       43
                                   ------   ------   ------  ------   ------
  Net Charge-Offs                     876      434      589     260      654
                                   ------   ------   ------  ------   ------
  Provision for Credit Losses       1,220      970    1,020     920    1,110
                                   ------   ------   ------  ------   ------
  Balance, December 31             $5,594   $5,250   $4,714  $4,283   $3,623
                                   ======   ======   ======  ======   ======

 Net Charge-Offs during the period
  as a percentage of average loans
  outstanding during the period      .21%     .11%     .17%    .09%     .24%
 Allowance for credit losses as a
  percentage of net loans
  outstanding at end of period      1.26%    1.32%    1.30%   1.30%     1.27%


Net charge-offs increased $442,000 in 2001 to .21% of average loans. The real estate charge-off's included a $340,000 commercial mortgage which management expects to partially recover in 2002. There were no losses realized in 2001 from loans classified as nonaccrual on December 31, 2000.


DEPOSITS

The primary source of funds to support the company's growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $57 million in 2001 including over $34 million in low-cost savings and demand accounts and $23 million in certificates of deposit.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                         Year Ended December 31,
                                2001             2000             1999
                                ----             ----             ----
                           Amount    Rate   Amount    Rate   Amount     Rate
                           ------    ----   ------    ----   ------     ----
                                           (in thousands)
  Noninterest bearing
   demand deposits         $48,104          $43,774          $41,810
  Interest-bearing
   demand deposits          93,583   2.72%   77,579   2.83%   62,183    2.40%
  Savings deposits          46,892   2.03%   44,116   2.19%   45,716    2.23%
  Time deposits            307,480   5.55%  270,928   5.97%  253,029    5.31%
                          --------         --------         --------
  Total                   $496,059         $436,397         $402,738
                          ========         ========         ========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2001, are summarized as follows:


                                Time Certificates
                                   Of Deposit
                                                            (in thousands)
          3 months or less                                       $51,605
          Over 3 through 6 months                                 14,142
          Over 6 through 12 months                                11,061
          Over 12 months                                          10,032
                                                                 -------
          Total                                                  $86,840
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


As a result of the significant growth the company has experienced in recent years, capital ratios, although well above the regulatory minimums, had been steadily decreasing. Based on management's intent to maintain a well-capitalized status as well as a desire to attract new shareholders, the company sold 75,000 shares of stock in 1999 which resulted in an increase of $2.9 million of Tier 1 capital. On May 17, 2000, stockholders voted to increase the number of authorized shares from to 5,000,000 to 20,000,000 shares.

The following schedules present information regarding the company's risk-based capital at December 31, 2001, 2000 and 1999 and selected other capital ratios.

                                CAPITAL ANALYSIS
                                 (in thousands)
                                             2001       2000          1999
                                             ----       ----          ----
  Tier I Capital:
       Shareholders' equity                $ 51,250   $ 45,805      $ 41,307
                                           --------   --------      --------
       Total Tier I Capital                $ 51,250   $ 45,805      $ 41,307
                                           --------   --------      --------
  Tier II Capital:
       Allowable portion of allowance
        for credit losses                  $  5,594   $  5,250      $  4,714
                                           --------   --------      --------
           Total Risk-Based Capital        $ 56,844   $ 51,055      $ 46,021
                                           ========   ========      ========
  Total Risk-Weighted Assets               $505,946   $431,150      $381,805
                                           ========   ========      ========


                                 CAPITAL RATIOS
                                   Regulatory
                                     Minimum      2001       2000       1999
                                     -------      ----       ----       ----
  Total Risk-Based Capital            8.00%      11.24%     11.84%     12.05%
  Tier I Risk-Based Capital           4.00%      10.13%     10.62%     10.82%
  Tier I Leverage Ratio               3.00%       7.56%      7.92%      7.62%
  Return on Assets                     N/A        1.05%      1.06%      1.09%
  Return on Equity*                    N/A       13.50%     14.88%     16.26%
  Equity to Assets Ratio*              N/A        7.66%      8.00%      6.86%
  Dividend Payout Ratio                N/A       36.21%     36.58%     34.02%

  * Includes the effect of SFAS 115 in the amount of $536,000 in 2001,$880,000 in 2000 and $(4,252,000) in 1999.

In 1999, the company sold stock in the form of a public offering, resulting in the issuance of 75,000 new shares and a $2.9 million increase in capital. During 1999, the company also implemented a Dividend Reinvestment Plan which resulted in the issuance of over 20,000 shares and an additional influx to capital of $763,000. The impact on capital in 2000 from the dividend reinvestment plan was 23,000 shares and a $679,000 increase, while the 2001 impact was 33,000 shares and a $1 million increase. During 2001, there were also 4,100 new shares issued as a result of plan participants exercising stock options. The increase in capital due to the new shares was $117,000.

In 2001, regulatory capital increased $5.4 million comprised of a $4.3 million increase in retained earnings after paying cash dividends of $2.5 million, a $1.0 million increase due to the company's dividend reinvestment plan and a $117,000 increase due to the issuance of shares from the company's stock option plans. As of December 31, 2001, there were 17,446,203 shares of stock available for future sale or stock dividends. The number of stockholders of record at December 31, 2001 was 1,003. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 13 to the financial statements for further discussion of capital requirements and dividend limitations.


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

o Our ability to continue to attract new deposits from our marketplace to meet the daily liquidity needs of the company.


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

The company's interest sensitivity at December 31, 2001 was essentially neutral within reasonable ranges; for example, an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

INTEREST RATE GAP

     The following schedule illustrates the company's interest rate gap position as of December 31, 2001 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.


                       Interest Rate Sensitivity Analysis
                             as of December 31, 2001
                                 (in thousands)

                                              Rate Sensitive
                             -------------------------------------------------------       Not
                             1 to 90    91 to 180  181 to 365    1 to 5      Beyond       Rate
                               Days        Days       Days        Years      5 Years    Sensitive      Total
                             -------    ---------  ----------    ------     --------    ----------    ---------
Commercial loans            $159,679     $ 5,501     $12,975    $130,254     $ 16,372    $       0     $324,781
Mortgage loans                 1,772       1,370       3,349      11,892       10,749            0       29,132
Installment loans             10,775       6,210      12,267      55,303        7,010            0       91,565
                            --------    --------     -------    --------     --------    ---------     --------
Total Loans                  172,226      13,081      28,591     197,449       34,131            0      445,478
                            --------    --------     -------    --------     --------    ---------     --------

Securities-taxable            12,282      10,112      20,054      59,290       35,992        6,260      143,990
Securities-tax free               90         489         276       8,380       40,884            0       50,119
                            --------    --------     -------    --------     --------    ---------     --------
Total Securities              12,372      10,601      20,330      67,670       76,876        6,260      194,109
                            --------    --------     -------    --------     --------    ---------     --------

Interest-bearing
 deposits with banks             792         198       2,171           0            0            0        3,161
Federal funds sold                 0           0           0           0            0            0            0
                            --------    --------     -------    --------     --------    ---------      -------
Total Money Market Assets        792         198       2,171           0            0            0        3,161
                            --------    --------     -------    --------     --------    ---------      -------

Total Earning Assets         185,390      23,880      51,092     265,119      111,007        6,260      642,748
Non-earning assets                 0           0           0           0            0       39,153       39,153
Allowance for credit losses        0           0           0           0            0       (5,594)      (5,594)
                            --------    --------     -------    --------     --------    ---------     --------

          Total Assets      $185,390     $23,880      $51,092   $265,119     $111,007    $  39,819     $676,307
                            ========    ========     ========   ========     ========    =========     ========


Interest-bearing
 demand deposits            $ 66,196     $     0           $0   $ 33,861     $      0    $       0     $100,057
Savings deposits                 553           0          793     50,078            0            0       51,424
Time deposits $100,000
 and over                     51,605      14,142       11,060      9,714          319            0       86,840
Other time deposits           46,485      43,894       66,416     68,882          418            0      226,095
                            --------    --------     --------   --------     --------     --------    ---------
Total Interest-Bearing
 Deposits                    164,839      58,036       78,269    162,535          737            0      464,416
                            --------    --------     --------   --------     --------     --------    ---------

Borrowed funds and other
 interest-bearing
 liabilities                   2,417         579       11,181     19,933       67,500            0      101,610
                            --------    --------     --------   --------     --------     --------    ---------

Total Interest-Bearing
 Liabilities                 167,256      58,615       89,450    182,468       68,237            0      566,026
Demand deposits                    0           0            0          0            0       52,918       52,918
Other liabilities                  0           0            0          0            0        5,577        5,577
Stockholders' equity               0           0            0          0            0       51,786       51,786
                            --------    --------     --------   --------     --------     --------     --------
Total Liabilities and
 Stockholders' Equity       $167,256     $58,615      $89,450   $182,468      $68,237     $110,281     $676,307
                            ========    ========     ========   ========     ========     ========     ========

Interest Rate
  Sensitivity gap           $ 18,134    $(34,735)    $(38,358)  $ 82,651      $42,770     $(70,462)
                            ========    ========     ========   ========     ========     ========

Cumulative gap              $ 18,134    $(16,601)    $(54,959)  $ 27,692      $70,462
                            ========    ========     ========   ========     ========


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


EARNINGS AT RISK

Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities reprice equally and simultaneously with market rates (i.e., savings rate). The ALCO looks at "earnings at risk" to determine income changes from a base case scenario under an increase and decrease of 200 basis points in the interest rate simulation model.


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

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2001 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2001 levels.

                                                RATES + 200       RATES -200
Earnings at risk:
   Percent change in net interest income            4.67%            (8.84)%

Economic value at risk
   Percent change in economic value of equity      (8.33)%           (1.12)%


Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company's policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.


LIQUIDITY

The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company's credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company's most liquid assets. At December 31, 2001 cash and cash equivalents totaled $15.7 million, compared to the December 31, 2000 level of $19.8 million. Financing activities provided $86.3 million and operating activities provided $7.7 million of cash and cash equivalents during the year while investing activities utilized $98.1 million. The cash flows provided by financing activities includes deposit growth while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

Core deposits, which represent the company's primary source of liquidity, averaged $409.5 million in 2001, an increase of $48.4 million, or 13%, from the $361.1 million average in 2000. This increase in average core deposits was supplemented with an $11.2 million increase in average jumbo certificates and a $7.1 million increase in average borrowed funds and other interest-bearing liabilities.

The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks and at the Federal Home Loan Bank of Pittsburgh. The Federal Reserve Discount Window also provides a funding source of last resort.

     Item 8 - Financial Statements and Supplementary Data

      The information required in Part II, Item 8 is incorporated by reference from the Company's Annual Report to security holders for the fiscal year ended December 31, 2001.

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

     Not Applicable

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

     Part III.

     Item 10 - Directors and Executive Officers of the Registrant

      A.     Identification of Directors of the Company:

                                                           Director Since
        Name                  Title          Term Expires    Company/Bank   Age

   Michael G. Cestone        Director             2003       1998/1988       39
   Michael J. Cestone, Jr.   Director
                             Secretary of
                              the Board
                              Of the Company
                              since 1998 and
                              of the Bank
                              since 1971          2002        1998/1969      70
   Joseph Coccia             Director             2004        1998/1998      47
   William P. Conaboy        Director             2004        1998/1998      43
   Dominick L. DeNaples      Director             2004        1998/1987      64
   Louis A. DeNaples         Director
                             Chairman of
                              the Board
                              of the Company
                              since 1998 and
                              of the Bank
                              since 1988          2002        1998/1972      61
   Joseph J. Gentile         Director             2002        1998/1989      71
   Joseph O. Haggerty        Director             2002        1998/1987      62
   J. David Lombardi         Director
                             President and
                              Chief Executive
                              Officer of the
                              Company since 1998
                              and of the Bank
                              since 1988          2003        1998/1986      53
   John P. Moses             Director             2004        1999/1999      55
   John R. Thomas            Director             2003        1998/1967      84

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

             B. Identification of Executive Officers of the Company

The following table sets forth selected information about the executive officers of the company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

                                                               Bank
                           Office and Position                Employee Age as of
       Name                 with the Company      Held Since   Since   02/28/02
 -----------------------   -------------------    ----------  -------  --------
  Louis A. DeNaples        Chairman of the Board     1998       (1)       61
  J. David Lombardi        President & Chief
                            Executive Officer        1998       1981      53
  Michael J. Cestone, Jr.  Secretary                 1998       (1)       70
  William S. Lance         Treasurer                 1998       1991      42

(1) Messrs. DeNaples and Cestone are non-management members of the Board of Directors of the Company.

                Identification of executive officers of the bank:


                                                                Bank      Age
                                                               Employee  as of
       Name             Office/Position with Bank   Held Since  Since   2/28/02
 --------------------   -------------------------   ---------- -------- --------
  Louis A. DeNaples     Chairman of the Board          1988      (1)       61
  J. David Lombardi     President and Chief
                         Executive Officer             1988      1981      53
  Gerard A. Champi      Executive Vice President
                        Retail Sales Division
                         Manager                       1998      1991      41
  Thomas P. Tulaney     Executive Vice President
                        Commercial Sales Division
                         Manager                       1998      1994      42
  Stephen J. Kavulich   First Senior Vice President
                        Loan Administration/
                         Compliance Division Manager   1998      1991      56
  William S. Lance      First Senior Vice President
                        Finance Control
                         Division Manager              1999      1991      42
  Michael J. Cestone, Jr.   Secretary                  1988      (1)       70

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




     E.      Business Experience:

   Michael G. Cestone        President, S. G. Mastriani Company
                              (General Contractor)
   Michael J. Cestone, Jr.   President, M. R. Co. (Real Estate Corporation)
                             C.E.O., S. G. Mastriani Company
   Joseph Coccia             President, Coccia Ford, Inc.
                             President, Coccia Lincoln Mercury, Inc.
   William P. Conaboy        Vice President, General Counsel, Allied Services
   Dominick L. DeNaples      President F & L Realty Corp.
                             Vice President, DeNaples Auto Parts, Inc.
                             Vice President, Keystone Landfill Inc.
   Louis A. DeNaples         President, DeNaples Auto Parts, Inc.
                             President, Keystone Landfill, Inc.
                             Vice President, F & L Realty Corp.
   Joseph J. Gentile         President, Dunmore Oil Co., Inc.
   Joseph O. Haggerty        Retired Superintendent, Dunmore School District
   William S. Lance          First Senior Vice President since 1999
                             Senior Vice President since 1994
   J. David Lombardi         President and Chief Executive Officer since 1988
   John P. Moses             Partner, Moses & Gelso, L.L.P., Attorneys at Law
   John R. Thomas            Chairman of the Board, Wesel Manufacturing Company
                              (design and manufacturing of precision machinery)

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

                                                                  SUMMARY COMPENSATION TABLE

                                     Annual Compensation                  Long - Term Compensation
                                --------------------------------- -------------------------- ---------------
                                                                            Awards              Payouts
                                                                  --------------------- --------------------
                                                                             Securities
                                                         Other                  Under-                All
                                                         Annual   Restricted    Lying                Other
         Name and                                        Compen-     Stock     Options/   LTIP      Compen-
        Principal                Salary(1)   Bonus(2)   sation(3)   Award(s)    SARs(4)  Payouts   sation(5)
         Position        Year       ($)         ($)        ($)         ($)       (#)       ($)       ($)
   -------------------- ------  ----------- ---------- ---------- ------------ -------- --------- ----------

   J. David Lombardi,
   President and Chief
   Executive Officer     2001    $199,000    $275,000      $-          $ 0       5,000     $ 0      $29,820
   of the Company and    2000     199,000     275,000       -            0       3,000       0       28,868
   the Bank              1999     179,000     250,000       -            0           0       0       25,604

   Thomas P. Tulaney,
   Executive Vice        2001     $97,500     $70,000      $-          $ 0       4,000     $ 0      $16,064
   President of the      2000      94,500      60,000       -            0       2,000       0       14,777
   Bank                  1999      92,000      50,000       -            0           0       0       14,164

   Gerard A. Champi,
   Executive Vice        2001     $90,000     $70,000      $-          $ 0       4,000     $ 0      $15,297
   President of the      2000      87,000      60,000       -            0       2,000       0       14,008
   Bank                  1999      84,500      50,000       -            0           0       0       13,359

   Stephen J.
   Kavulich,  First
   Senior Vice           2001     $74,000     $32,000      $-          $ 0       4,000     $ 0       $9,771
   President of the      2000      71,500      30,000       -            0       2,000       0        9,339
   Bank                  1999      69,000      27,000       -            0           0       0        9,228

   William S. Lance,
   First Senior Vice     2001     $73,250     $30,000      $-          $ 0       3,900     $ 0       $9,536
   President of the      2000      70,750      27,000       -            0       2,000       0        8,954
   Bank                  1999      66,750      23,000       -            0           0       0        8,557


1    Includes  directors'  fees of  $24,000  for  2001,  2000  and  1999 for Mr.
     Lombardi.

2 Cash bonuses are awarded at the conclusion of a fiscal year based upon the Board of Directors' subjective assessment of the Company's performance as compared to both budget and prior fiscal year performance, and the individual contributions of the officers involved.

3 The named executive officers did not receive perquisites or other personal benefits during 2001 which, in the aggregate, cost the Company the lesser of $50,000 or 10% of the named executive officers salary and bonus earned during the year. Perquisites and other personal benefits which were received by the named executives were valued based on their cost to the Company.

4 The amounts listed represent stock options granted to the persons listed in the form of qualified incentive stock options which were granted at the fair market value on the date of grant. As of February 28, 2002, all options are exercisable and expire ten years after the date on which the award is granted.

5 For Mr. Lombardi, includes $16,320, $16,368 and $16,096 contributed by the company pursuant to the Employees' Profit Sharing Plan for 2001, 2000 and 1999, respectively and includes a director's bonus of $8,500 in 2001 and $7,500 in each of 2000 and 1999, respectively. Also includes premiums paid to purchase additional life insurance in the amount of $5,000 in 2001 and 2000 and $2,008 in 1999. For Mr. Tulaney, Mr. Champi, Mr. Kavulich, and Mr.
     Lance,  represents  amounts  contributed  by the company to the  Employees'
     Profit Sharing Plan in the years shown.

     Option Grants in 2001

The following table shows the stock options granted to the person listed in 2001, and their potential value at the end of the option's term, assuming certain levels of appreciation of the company's common stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realizable Value
                                                                              At Assumed Annual Rates of
                                                                               Stock Price Appreciation
                                          Individual Grants                    For Option Term (1)
                        ------------------------------------------------------ ----------------------
                          Number of      Percent
                         Securities     of Total
                         Underlying    Options/SARs
                        Option/SARs     Granted To    Exercise Of
                           Granted     Employees In    Base Price  Expiration
          Name             (#) (2)      Fiscal Year      ($/Sh)       Date        5% ($)    10% ($)
          (a)                (b)             (c)           (d)         (e)         (f)        (g)
    ------------------- -------------- -------------  ------------ ----------- ---------- ----------
    J. David Lombardi       3,000          11.11%        $33.55     08/22/11     $63,300   $160,410

    Thomas P. Tulaney       2,000           7.41%        $33.55     08/22/11     $42,200   $106,940

    Gerard A. Champi        2,000           7.41%        $33.55     08/22/11     $42,200   $106,940

    Stephen J. Kavulich     2,000           7.41%        $33.55     08/22/11     $42,200   $106,940

    William S. Lance        2,000           7.41%        $33.55     08/22/11     $42,200   $106,940

(1) The dollar amounts under these columns are the result of calculations at the 5% and the 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the company's common stock price.
(2) All options outstanding become immediately exercisable in the event of a change in control.


Stock  Options and Stock  Appreciation  Rights  Exercised  in 2001 and  Year-End
Values

The following table reflects the number of stock options and stock appreciation rights exercised by the Named Executive Officers in 2001, the total gain realized upon exercise, the number of stock options held at the end of the year, and the realizable gain of the stock options that are "in-the-money." In-the-money stock options are stock options with exercise prices that are below the year-end stock price because the stock value increased since the date of the grant.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                           Number of Securities         Value of Unexercised
                                                          Underlying Unexercised       In-The-MoneyOptions/SARs
                                                         Options/SARs at Fiscal         At Fiscal Year-End (2)
                                                               Year-End  #                        ($)
                                                        ---------------------------  ----------------------------
                             Shares          Value
                           Acquired On     Realized
         Name              Exercise (#)     ($) (1)      Exercisable  Unexercisable   Exercisable   Unexercisable
         (a)                  (b)             (c)           (d)           (e)            (f)            (g)
----------------------   --------------  ------------   ------------  -------------  ------------   -------------
 J. David Lombardi            1,000         $4,850          2,000         3,000          $8,200           $0
 Thomas P. Tulaney                0              0          2,000         2,000          $8,200           $0
 Gerard A. Champi                 0              0          2,000         2,000          $8,200           $0
 Stephen J. Kavulich              0              0          2,000         2,000          $8,200           $0
 William S. Lance               100            470          1,900         2,000          $7,790           $0

(1) Based upon the difference between the closing price of the Common Stock on the date or dates of exercise and the exercise price or prices for the stock options or stock appreciation rights.
(2) Based upon the closing price of the Common Stock on December 31, 2001 of $32.65 per share. As of December 31, 2001, no stock appreciation rights were outstanding under the Plan.

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

This agreement provided for a base annual salary of $195,000 in 2002. Additional compensation by way of salary increases, bonuses or fringe benefits may be established from time to time by appropriate board action. The agreement does not preclude Mr. Lombardi from serving as a director of the company and the bank and receiving related fees.

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

     Compensation of Directors

Members of the bank's Board of Directors are compensated at a rate of $1,000 per board meeting, including four (4) compensated absences at full compensation, after which members are not paid for any unexcused absence. Excused absences are limited to non-attendance due to other bank business. The aggregate amount of such fees paid in 2001 was $275,000. In 2001, Michael J. Cestone, Jr. and John
R. Thomas were compensated $14,000, in the aggregate, for special services (respectively Secretary and Investment Advisor) rendered to the bank. All directors of the bank also received a bonus of $8,500 in 2001. During 2001, the Board of Directors of the company held five (5) meetings. Directors received no additional remuneration for attendance at meetings of the Board of Directors of the company. Members of the Bank's Senior Loan Committee do not receive a fee for attendance at Senior Loan Committee meetings. Members of the Audit Committee of both the company and the bank do not receive remuneration for attending Audit Committee meetings.

     Item 12- Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of February 28, 2002, regarding the beneficial ownership of Company Stock of each director and nominee, all directors and principal officers as a group, and all persons who own beneficially more than five percent of the outstanding common stock of the Company. Management knows of no persons, other than directors Louis A. DeNaples and Dominick L. DeNaples, who own beneficially more than five percent of the outstanding Company Stock. Unless otherwise listed, shares beneficially owned represent sole voting and investment power of the individuals named.

                                             Shares
                                          Beneficially
                                            Owned (1)       Percent of Class(2)
                                          ------------      -------------------
   Michael G. Cestone  (3)                    15,902                0.60%
   Michael J. Cestone, Jr.  (4)               40,392                1.53%
   Joseph Coccia (5)                          22,241                0.84%
   William P. Conaboy (6)                      6,252                0.24%
   Dominick L. DeNaples  (7)                 200,073                7.57%
   Louis A. DeNaples  (8)                    231,441                9.05%
   Joseph J. Gentile  (9)                    108,590                4.11%
   Joseph O. Haggerty (10)                     8,187                0.31%
   William S. Lance (11)                       4,904                0.19%
   J. David Lombardi  (12)                    34,828                1.32%
   John P. Moses (13)                          7,354                0.28%
   John R. Thomas  (14)                       40,896                1.55%
   All directors and principal
    officers as a group (12 persons)         721,060               27.59%

Note: As used throughout, the term "principal officers" refers to Executive Officers of the Company including President and Treasurer.

1. The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days after February 28, 2002. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, all shares are beneficially owned by the reporting person individually or jointly with his spouse. All numbers here have been rounded to the nearest whole number.
2. Percentages assume that all options exercisable within sixty days of February 28, 2002 have been exercised. Therefore, on a pro forma basis, 2,643,697 shares would be outstanding.
3. Includes 4,000 exercisable stock options, 906 shares held in street name and 200 shares held jointly with his children.
4. Includes 21,566 shares held in street name, 8,090 shares held individually by his spouse and 4,000 exercisable stock options.
5.   Includes 4,000 exercisable stock options.
6. Includes 4,000 exercisable stock options and 1,676 shares held in street name.
7. Includes 24,926 shares held jointly with his children and 4,000 exercisable stock options.
8. Includes 10,083 shares held jointly with his children and 2,302 shares held individually by his spouse.
9. Includes 38,523 shares held in street name, 22,073 shares held individually by his spouse and 4,000 exercisable stock options.
10.  Includes 4,000 exercisable stock options.
11.  Includes 3,900 exercisable stock options.
12. Includes 29,565 shares held in street name, 5,000 exercisable stock options and 105 shares held individually by his spouse.
13. Includes 4,956 shares held in street name and 2,000 exercisable stock options.
14. Includes 5,817 shares held individually by his spouse and 4,000 exercisable stock options.

     Item 13 - Certain Relationships and Related Transactions

Some of the directors and officers of the bank and the companies with which they are associated were customers of, and had banking transactions with, the bank in the ordinary course of its business during 2001 and the bank expects to have such banking transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and in the opinion of the Board of Directors of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

          Insider Trading Matters

               NONE

     Part IV.
     -------
     Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

          The information required in Item 14 is incorporated by reference from the Company's Annual Report to security holders for the fiscal year ended December 31, 2001:

     EXHIBIT A - Balance Sheet - December 31, 2001 and 2000

     EXHIBIT B - Statement of Income - December 31, 2001, 2000 and 1999

     EXHIBIT C - Statement of Cash Flows - December 31, 2001, 2000 and 1999

     EXHIBIT D - Statement of Changes in Stockholders' Equity - December 31,
                 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     1    Summary of Significant Accounting Policies

     2    Restricted Cash Balances

     3    Investment Securities
          December 31, 2001 and 2000

     4    Loans and Changes in Allowance for Loan Loss
          December 31, 2001 and 2000

     5    Bank Premises and Equipment
          December 31, 2001 and 2000

     6    Deposits

     7    Borrowed Funds
          December 31, 2001 and 2000

     8    Benefit Plans

     9    Income Taxes
          December 31, 2001, 2000 and 1999

    10    Related Party Transactions

    11    Commitments

    12    Stock Option Plans

    13    Regulatory Matters
          December 31, 2001 and 2000

    14    Disclosures about Fair Value of Financial Instruments
          December 31, 2001 and 2000

    15    Condensed Financial Information - Parent Company Only

    16    Selected Quarterly Financial Data
          2001 and 2000

     EXHIBIT E- Independent Auditor's Report

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.


                                           /s/ J. David Lombardi
                                           ---------------------------
                                           J. David Lombardi, President and
                                             Chief Executive Officer


                                           /s/ William Lance
                                           ----------------------------
                                           William Lance, Treasurer
                                             Principal Financial Officer



     DATE:  March 27, 2002
           -------------------------


          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Directors:


/s/Michael G. Cestone  March 27, 2002  /s/Joseph J. Gentile   March 27, 2002
---------------------  --------------  --------------------   ---------------
 Michael G. Cestone    Date            Joseph J. Gentile      Date


                                       /s/ Joseph O. Haggerty March 27, 2002
---------------------  ------------    --------------------   ---------------
 Michael J. Cestone, Jr.  Date         Joseph O. Haggerty     Date


/s/Joseph Coccia       March 27, 2002  /s/J. David Lombardi   March 27, 2002
---------------------  --------------  --------------------   ---------------
 Joseph Coccia         Date            J. David Lombardi      Date


/s/William P. Conaboy  March 27, 2002  /s/John P. Moses       March 27, 2002
---------------------  --------------  --------------------   ---------------
 William P. Conaboy    Date            John P. Moses          Date


/s/Dominick L. DeNaples March 27, 2002 /s/John R. Thomas      March 27, 2002
----------------------  -------------- -------------------    ---------------
 Dominick L. DeNaples   Date           John R. Thomas         Date


/s/Louis A. DeNaples    March 27, 2002
----------------------- --------------
 Louis A. DeNaples      Date

     Exhibit A - Balance Sheet


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 December 31, (in thousands, except share data)         2001         2000
                                                     ----------   ----------

 ASSETS
 Cash and cash equivalents:
 Cash and due from banks                              $ 15,652     $ 12,854
 Federal funds sold                                          0        6,950
                                                      --------     --------
  Total cash and cash equivalents                       15,652       19,804

 Interest-bearing balances
  with financial institutions                            3,161        3,359
 Securities:
  Available-for-sale, at fair value                    186,777      144,956
  Held-to-maturity, at cost
   (fair value $1,757 and $2,204)                        1,895        2,337
  Federal Reserve Bank and FHLB stock, at cost           5,437        5,023
 Net loans                                             439,884      393,125
 Bank premises and equipment                             6,599        5,905
 Accrued interest receivable                             3,365        3,467
 Other assets                                           13,537        5,876
                                                      --------     --------
    TOTAL ASSETS                                      $676,307     $583,852
                                                      ========     ========

 LIABILITIES
 Deposits:
  Demand                                              $ 52,918     $ 44,544
  Interest-bearing demand                              100,057       83,463
  Savings                                               51,424       42,846
  Time ($100,000 and over)                              86,840       75,824
  Other time                                           226,095      213,741
                                                      --------     --------
   Total deposits                                      517,334      460,418

 Borrowed funds                                        101,610       70,908
 Accrued interest payable                                3,563        4,326
 Other liabilities                                       2,014        1,516
                                                      --------     --------
   Total liabilities                                  $624,521     $537,168
                                                      --------     --------

 STOCKHOLDERS' EQUITY
 Common Stock ($1.25 par)
  Authorized:  20,000,000 shares
  Issued and outstanding:
   2,553,797 shares in 2001 and
   2,516,872 shares in 2000                           $  3,192     $  3,146
 Additional paid-in capital                             11,566       10,491
 Retained earnings                                      36,492       32,167
 Accumulated other comprehensive
  income (loss)                                            536          880
                                                      --------     --------
   Total stockholders' equity                           51,786       46,684
                                                      --------     --------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                             $676,307     $583,852
                                                      ========     ========


      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     Exhibit B - Statements of Income

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31,
 (in thousands, except per share data)      2001           2000         1999
                                           ------         ------       ------
INTEREST INCOME
 Interest and fees on loans               $33,169        $32,870      $28,982
                                          -------        -------      -------
 Interest and dividends on securities:
 U.S. Treasury and government agencies      8,021          7,207        6,048
 State and political subdivisions           2,521          2,363        2,017
 Other securities                             546            522          561
                                          -------        -------      -------
  Total interest and dividends
   on securities                           11,088         10,092        8,626
                                          -------        -------      -------
 Interest on balances with
  financial institutions                      228            217          145
 Interest on federal funds sold               377            212          115
                                          -------        -------      -------
    TOTAL INTEREST INCOME                  44,862         43,391       37,868
                                          -------        -------      -------

INTEREST EXPENSE
 Interest-bearing demand                    2,549          2,194        1,490
 Savings                                      951            964        1,020
 Time ($100,000 and over)                   4,474          4,480        3,494
 Other time                                12,594         11,686        9,937
 Interest on borrowed funds                 5,061          5,046        4,284
                                          -------        -------      -------
    TOTAL INTEREST EXPENSE                 25,629         24,370       20,225
                                          -------        -------      -------

 Net interest income before
  provision for credit losses              19,233         19,021       17,643
 Provision for credit losses                1,220            970        1,020
                                          -------        -------      -------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES               18,013         18,051       16,623
                                          -------        -------      -------

OTHER INCOME
 Service charges                            1,059          1,023          845
 Net gain/(loss) on the sale of securities    604           (108)         197
 Net gain on the sale of other real estate     91              0           23
 Other                                      1,397            467          512
                                          -------        -------      -------
  TOTAL OTHER INCOME                        3,151          1,382        1,577
                                          -------        -------      -------

OTHER EXPENSES
 Salaries and employee benefits             6,156          5,852        5,418
 Occupancy expense                          1,178          1,087          993
 Equipment expense                            987            908          781
 Data processing expense                      925            796          689
 Other operating expenses                   3,437          3,109        2,914
                                          -------        -------      -------
  TOTAL OTHER EXPENSES                     12,683         11,752       10,795
                                          -------        -------      -------

INCOME BEFORE INCOME TAXES                  8,481          7,681        7,405
Provision for income taxes                  1,701          1,661        1,756
                                          -------        -------      -------
NET INCOME                                $ 6,780        $ 6,020      $ 5,649
                                          =======        =======      =======
EARNINGS PER SHARE:
 Basic                                      $2.68          $2.41        $2.35
                                          =======        =======      =======
 Diluted                                    $2.61          $2.39        $2.35
                                          =======        =======      =======

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     Exhibit C - Statements of Cash Flows

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31, (in thousands)     2001      2000       1999
                                                   ------    ------     ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                 $45,456    $42,663    $37,503
Fees and commissions received                       2,456      1,490      1,358
Interest paid                                     (26,391)   (22,740)   (20,116)
Cash paid to suppliers and employees              (11,710)   (10,671)    (9,755)
Income taxes paid                                  (2,112)    (2,172)    (1,908)
                                                  -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           7,699      8,570      7,082
                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                             500          0      2,000
 Proceeds from sales prior to maturity             48,827     49,347     28,903
 Proceeds from calls prior to maturity             38,306     14,123     18,927
 Purchases                                       (130,384)   (61,393)   (70,517)
Securities held to maturity:
 Proceeds from calls prior to maturity                548          0        249
 Purchases                                              0          0     (1,622)
Net (increase)/decrease in
 interest-bearing bank balances                       198       (485)      (396)
Purchase of life insurance                         (6,500)         0     (1,500)
Net increase in loans to customers                (47,938)   (34,851)   (35,631)
Capital expenditures                               (1,692)    (1,983)      (806)
                                                 --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES             (98,135)   (35,242)   (60,393)
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits,
 money market demand, NOW accounts,
 and savings accounts                              33,545     20,335     17,835
Net increase in certificates of deposit            23,371     28,959     13,251
Net increase (decrease) in borrowed funds          30,702     17,266)    22,998
Proceeds from issuance of common stock
 net of stock issuance costs                        1,004        679      3,693
Proceeds from issuance of common stock
 - Stock Option Plans                                 117          0          0
Cash dividends paid                                (2,455)    (2,202)    (1,922)
                                                 --------    -------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          86,284     30,505     55,855
                                                 --------    -------   --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  (4,152)     3,833      2,544
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     19,804     15,971     13,427
                                                 --------    -------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $15,652    $19,804    $15,971
                                                 ========    =======   ========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
Net income                                   $6,780       $6,020        $5,649
                                           --------      -------       -------
Adjustments to reconcile net income
 to net cash Provided by operating
 activities:
Amortization and accretion, net                 492         (197)          (84)
Depreciation and amortization                   997          903           794
Provision for credit losses                   1,220          970         1,020
Provision for deferred taxes                   (393)        (419)         (218)
Loss/(Gain) on sale of securities              (604)          108         (197)
Gain on sale of other real estate               (91)            0          (23)
Increase (decrease) in interest payable        (762)        1,630          109
Increase (decrease) in taxes payable              0           (53)          53
Increase in accrued expenses
 and other liabilities                          498           255          356
(Increase) in prepaid expenses
 and other assets                              (540)         (117)        (597)
Decrease (increase) in interest receivable      102          (530)        (280)
                                           --------      --------      -------
 Total adjustments                              919         2,550        1,433
                                           --------      --------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $7,699        $8,570       $7,082
                                           ========      ========      =======

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit D - Statements of Changes in Stockholders' Equity

             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
  For the Years Ended December 31, 2001, 2000 and 1999 (in thousands, except share data)

                                                                                                                 ACCUM-
                                                                                                                 ULATED
                                                                                                                 OTHER
                                                                                                                  COMP-
                                                       COMP-                                                     REHEN-
                                                     REHEN-         COMMON STOCK          ADD'L                   SIVE
                                                       SIVE     --------------------     PAID-IN    RETAINED     INCOME/
                                                      INCOME     SHARES      AMOUNT      CAPITAL     EARNINGS    (LOSS)     TOTAL
                                                    ---------   ---------   --------    ---------   ---------   --------   -------
  BALANCES, DECEMBER 31, 1998                                   2,398,360    $2,998       $6,267      $24,622      $791    $34,678
   Comprehensive Income:
    Net income for the year                           $5,649                                            5,649                5,649
    Other comprehensive income, net of tax:
    Unrealized loss on securities available-
     for-sale, net of deferred income tax             (5,240)
     benefit of $2,598
    Reclassification adjustment for gain or
     loss included in income                             197
                                                     -------
   Total other comp. Loss, net of tax                 (5,043)                                                    (5,043)    (5,043)
                                                     -------
  Comprehensive Income                                  $606
                                                     =======
  Cash dividends paid, $0.80 per share                                                                 (1,922)              (1,922)
  Proceeds from sale of 75,000 shares of Common
   Stock, at $40.00, net of issuance costs                         75,000        94        2,836                             2,930
  Proceeds from issuance of Common Stock through
   dividend reinvestment                                           20,147        25          738                               763
                                                                ---------   -------      -------       -------  -------    -------
  BALANCES, DECEMBER 31, 1999                                   2,493,507    $3,117       $9,841       $28,349  $(4,252)   $37,055
   Comprehensive Income:
    Net income for the year                           $6,020                                             6,020               6,020
    Other comprehensive income, net of tax:
    Unrealized gain on securities
     available-for-sale, net of deferred income        5,240
     taxes of $2,644

    Reclassification adjustment for gain or
     loss included in income                             (108)
                                                      -------
   Total other comp. Gain, net of tax                   5,132                                                     5,132      5,132
                                                      -------
  Comprehensive Income                                $11,152
                                                      =======
  Cash dividends paid, $0.88 per share                                                                  (2,202)             (2,202)
  Repurchase of shares for reissuance through
   dividend reinvestment                                           (9,029)      (11)        (261)                             (272)
  Proceeds from issuance of Common Stock through
   dividend reinvestment                                           32,394        40          911                               951
                                                                ---------   -------      -------       -------    -----    -------
  BALANCES, DECEMBER 31, 2000                                   2,516,872    $3,146      $10,491       $32,167     $880    $46,684
   Comprehensive Income:
    Net income for the year                           $ 6,780                                            6,780               6,780
    Other comprehensive income, net of tax:
    Unrealized loss on securities
     available-for-sale, net of deferred income          (948)
     tax benefit of $177

    Reclassification adjustment for gain or
     loss included in income                              604
                                                      -------
   Total other comp. Gain, net of tax                    (344)                                                     (344)      (344)
                                                      -------
  Comprehensive Income                                $ 6,436
                                                      =======
  Cash dividends paid, $0.97 per share                                                                  (2,455)             (2,455)
  Proceeds from issuance of Common Stock-
   Stock option plans                                              4,100          5         112                                117
  Proceeds from issuance of Common Stock through
   dividend reinvestment                                          32,825         41         963                              1,004
                                                               ---------    -------     -------        -------    -----    -------
  BALANCES, DECEMBER 31, 2001                                  2,553,797     $3,192     $11,566        $36,492     $536    $51,786
                                                               =========    =======     =======        =======    =====    =======
  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

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

NATURE OF OPERATIONS
     The company is a registered bank holding company, incorporated under the laws of the state of Pennsylvania. It is the Parent Company of First National Community Bank (the "bank") and it's wholly owned subsidiary FNCB Realty, Inc.
     The bank provides a variety of financial services to individuals and corporate customers through its twelve banking locations located in northeastern Pennsylvania. It provides a full range of commercial banking services which includes commercial, residential and consumer lending. Additionally, the bank provides to it's customers a variety of deposit products, including demand checking and interest-bearing deposit accounts.
     FNCB Realty, Inc.'s operating activities include the acquisition, holding, and disposition of certain real estate acquired in satisfaction of loan commitments owed by third party debtors to the bank.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of First National Community Bancorp, Inc., the bank and its wholly owned subsidiary FNCB Realty, Inc.

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

SECURITIES
     Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.
     Investments in the Federal Reserve Bank and FHLB stock are carried at cost due to restrictions on their sale due to regulatory requirements.

LOANS
     Loans are stated at face value, net of unamortized loan fees and costs and the allowance for credit losses. Interest on all loans is recognized on the accrual basis, based upon the principal amount outstanding.
     Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When the interest accrual is discontinued, interest credited to income in the current year is reversed and the accrual of income from prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest.

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

ADVERTISING COSTS
     Advertising costs are charged to operations in the year incurred and totaled $491,000, $507,000 and $468,000 in 2001, 2000 and 1999, respectively.

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

NET INCOME PER SHARE
     Basic earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Such shares amounted to 2,530,998 in 2001, 2,502,245 in 2000 and 2,407,278 in 1999.
     Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 2,594,721 in 2001, 2,518,846 in 2000 and 2,407,278 in 1999.

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

DERIVATIVES
     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities and therefore, the adoption had no impact on the company's financial statements.

NEW FINANCIAL ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards No. 140 ("Statement 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces Statement of Financial Accounting Standards No. 125 ("Statement 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carries over most of Statement 125's provisions without change. Statement 140 elaborates on the qualifications necessary for special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral and adds disclosures for collateral, securitizations and retained interests in securitized assets. Statement 140 should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of Statement 140 and any changes in accounting for collateral became effective for fiscal years ending after December 15, 2000, such requirements did not have a material impact on First National Community Bancorp, Inc. as of December 31, 2001. The Company is evaluating the impact, if any, Statement 140 may have on its future Consolidated Financial Statements.
     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets. These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements become effective for the Company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. The company has not completed any business combinations as of December 31, 2001 and, Management cannot currently assess what effect the future adoption of these pronouncements will have on the Company's financial statements.
     In addition in June 2001, the FASB also issued Statement No. 143 Accounting for Asset Retirement Obligations effective for years beginning after June 15, 2002, and in August 2001 Statement No. 144 Accounting for Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. Management has reviewed the conclusions of Statements 143 and 144 in connection with the Company's current business plan and cannot currently assess what the effect the future adoption of these pronouncements will have on the Company's financial statements.


2.  RESTRICTED CASH BALANCES:

     The bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2001 was $75,000, which amount was satisfied through the restriction of vault cash.
     In addition, the bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2001, the amount of these balances was $485,000.

3.  SECURITIES:

     Securities have been classified in the consolidated financial statements according to management's intent. The carrying amount of securities and their approximate fair values (in thousands) at December 31 follow:

Available-for-sale Securities:

                                                 Gross       Gross
                                               Unrealized  Unrealized    Net
                                    Amortized    Holding     Holding   Carrying
                                      Cost        Gains      Losses      Value
           December 31, 2001        ---------   --------   ---------   --------
           -----------------
U.S. Treasury securities and
 obligations of U.S. government
 agencies                           $  9,722      $  120     $    2    $  9,840
Obligations of state and
 political subdivisions               50,277       1,012        814      50,475
Mortgage-backed securities           124,702       1,454        916     125,240
Corporate debt securities              1,254          13         55       1,212
Equity securities                         10           0          0          10
                                    --------      ------     ------    --------
                 Total              $185,965      $2,599     $1,787    $186,777
                                    ========      ======     ======    ========

           December 31, 2000
           -----------------
U.S. Treasury securities and
 obligations of U.S. government
 agencies                           $ 16,341      $  253     $   99    $ 16,495
Obligations of state and
 political subdivisions               44,759       1,066        270      45,555
Mortgage-backed securities            80,727       1,173        753      81,147
Corporate debt securities              1,787          17         55       1,749
Equity securities                         10           0          0          10
                                    --------      ------     ------    --------
                 Total              $143,624      $2,509     $1,177    $144,956
                                    ========      ======     ======    ========

Held-to-maturity Securities:

                                                   Gross      Gross
                                       Net      Unrealized  Unrealized
                                     Carrying     Holding     Holding     Fair
                                      Value        Gains      Losses     Value
           December 31, 2001         --------    ---------  ----------  -------
           -----------------
U.S. Treasury securities and
 obligations of U.S. government
 agencies                             $  613         $0         $ 13     $  600
Obligations of state and
 political subdivisions                1,282          0          125      1,157
                                      ------         --         ----     ------
                 Total                $1,895         $0         $138     $1,757
                                      ======         ==         ====     ======



                                                    Gross      Gross
                                        Net       Unrealized Unrealized
                                      Carrying     Holding    Holding     Fair
                                       Value        Gains      Losses    Value
           December 31, 2000          --------    ---------- ----------  ------
           -----------------
U.S. Treasury securities and
 obligations of U.S. government
 agencies                              $1,116        $ 0         $ 67    $1,049
Obligations of state and
 political subdivisions                 1,221          0           66     1,155
                                       ------        ---         ----    ------
                 Total                 $2,337        $ 0         $133    $2,204
                                       ======        ===         ====    ======

     The following table shows the amortized cost and approximate fair value of the bank's debt securities (in thousands) at December 31, 2001 using contracted maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Available-for-sale       Held-to-maturity
                                   ----------------------  --------------------
                                                    Net      Net
                                   Amortized     Carrying  Carrying      Fair
                                     Cost         Value      Value       Value
                                   ---------     --------  ---------    -------
Amounts maturing in:
One Year or Less                    $ 1,507      $ 1,537    $    0       $    0
One Year through Five Years           2,340        2,383         0            0
After Five Years through Ten Years    6,487        6,683         0            0
After Ten Years                      50,919       50,924     1,895        1,757
Mortgage-backed Securities          124,702      125,240         0            0
                                   --------     --------    ------       ------
                         Total     $185,955     $186,767    $1,895       $1,757
                                   ========     ========    ======       ======



     Gross proceeds from the sale of securities for the years ended December 31, 2001, 2000, and 1999 were $48,827,000, $49,347,000, and $28,903,000, respectively with the gross realized gains being $796,000, $71,000, and $254,000, respectively, and gross realized losses being $192,000, $179,000, and $57,000, respectively.
     At December 31, 2001 and 2000, securities with a carrying amount of $87,977,000 and $68,144,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

4.       LOANS:

Major classifications of loans are summarized as follows:

                                                    (in thousands)
                                                 2001            2000
                                                 ----            ----
Real estate loans,
 secured by residential properties            $ 82,403        $ 89,827
Real estate loans,
 secured by nonfarm,
 nonresidential properties                     191,852         156,234
Commercial and industrial loans                 94,360          79,483
Loans to individuals for household,
 family and other personal expenditures         62,786          62,504
Loans to state and political subdivisions       13,949          10,078
All other loans, including overdrafts              128             249
                                              --------        --------
       Gross loans                             445,478         398,375
Less: Allowance for credit losses               (5,594)         (5,250)
                                              --------        --------
       Net loans                              $439,884        $393,125
                                              ========        ========


Changes in the allowance for credit losses were as follows:

                                              (in thousands)
                                      2001              2000             1999
                                      ----              ----             ----
Balance, beginning of year           $5,250            $4,714           $4,283
Recoveries credited to allowance        191               259              267
Provision for credit losses           1,220               970            1,020
                                     ------            ------           ------
TOTAL                                 6,661             5,943            5,570
Losses charged to allowance           1,067               693              856
                                     ------            ------           ------
Balance, end of year                 $5,594            $5,250           $4,714
                                     ======            ======           ======

Information concerning the bank's recorded investment in nonaccrual and restructured loans is as follows:

                                         (in thousands)
                                       2001           2000
                                       ----           ----
           Nonaccrual loans
             Impaired                  $  0           $  0
             Other                      343            645
           Restructured loans             0             72
                                       ----           ----
             Total                     $343           $717
                                       ====           ====

     The interest income that would have been earned in 2001, 2000 and 1999 on nonaccrual and restructured loans outstanding at December 31, 2001, 2000 and 1999 in accordance with their original terms approximated $43,000, $61,000 and $50,000. The interest income actually realized on such loans in 2001, 2000 and 1999 approximated $6,000, $9,000 and $23,000. As of December 31, 2001, there were no outstanding commitments to lend additional funds to borrowers of impaired, restructured or nonaccrual loans.


5.  BANK PREMISES AND EQUIPMENT:


Bank premises and equipment are summarized as follows:

                                                   (in thousands)
                                              2001              2000
                                              ----              ----
Land                                        $ 1,036           $ 1,036
Buildings                                     2,977             2,315
Furniture, fixtures and equipment             5,696             5,194
Leasehold improvements                        2,609             2,590
                                            -------           -------
     Total                                   12,318            11,135
Less accumulated depreciation                 5,719             5,230
                                            -------           -------
     Net                                    $ 6,599           $ 5,905
                                            =======           =======


6.   DEPOSITS:

     At December 31, 2001 time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows:

                                          (in thousands)

                           Time Deposits
                             $100,000              Other
                             and Over          Time Deposits       Total
                           ------------        -------------     ---------
2002                         $76,808             $156,325        $233,133
2003                           3,201               40,914          44,115
2004                           4,953               13,903          18,856
2005                           1,262                7,001           8,263
2006 and Thereafter              616                7,952           8,568
                             -------             --------        --------
     Total                   $86,840             $226,095        $312,935
                             =======             ========        ========

7.   BORROWED FUNDS:

     Borrowed funds at December 31, 2001 and 2000 include the following (in thousands):

                                                   2001             2000
                                                 -------          -------
Treasury Tax and Loan  Demand Note              $    287           $ 271
Federal Funds Purchased                            1,170               0
Borrowings under Lines of Credit                 100,153          70,637
                                                --------         -------
       Total                                    $101,610         $70,908
                                                ========         =======

     Federal funds purchased represent primarily overnight borrowings providing for the short-term funding requirements of the company's banking subsidiary and generally mature within one business day of the transaction.

     The following table presents Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh") advances at their maturity dates (in thousands):

                                                     December 31, 2001
                                                                    Weighted
                                                                     Average
                                               Amount             Interest Rate
                                              -------             -------------
   Within one year                            $10,387                5.86%
   After one year but within two years              0                   -
   After two years but within three years       6,666                5.09
   After three years but within four years      5,000                5.46
   After four years but within five years      10,600                5.26
   After five years                            67,500                5.42
                                             --------
                                             $100,153
                                             ========

     All FHLB of Pittsburgh advances are fixed rate advances. All advances are collateralized either under a blanket pledge agreement by one to four family mortgage loans or with mortgage-backed securities.

     At December 31, 2001, the company had available from the FHLB of Pittsburgh an open line of credit for $88,412,000 which expires on December 30, 2002. The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request. At December 31, 2001 and 2000, the company had no borrowings under this credit line. In addition, at December 31, 2001, the company had available overnight repricing lines of credit with other correspondent banks totaling $24,000,000. At December 31, 2001, the company had $1,170,000 outstanding with correspondent banks. There were no borrowings under these lines at December 31, 2000.

     The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2001 and 2000 were $103,495,000 and $96,565,000, respectively.


8.  BENEFIT PLANS:

     The bank has a defined contribution profit sharing plan which covers all eligible employees. The bank's contribution to the plan is determined at management's discretion at the end of each year and funded. Contributions to the plan in 2001, 2000 and 1999 amounted to $330,000, $300,000, and $275,000, respectively.
     During 1994, the bank established an unfunded non-qualified deferred compensation plan covering all eligible bank officers and directors as defined by the plan. This plan provides eligible participants to elect to defer a portion of their compensation. At December 31, 2001, elective deferred compensation amounting to $1,025,000 plus $507,000 in accrued interest has been included in other liabilities in the accompanying balance sheet.


9.  INCOME TAXES:

     The provision for income taxes included in the statement of income is comprised of the following components:


                                 2001            2000           1999
                                 ----            ----           ----
Current                         $2,094          $2,080         $1,974
Deferred                          (393)           (419)          (218)
                                ------          ------         ------
     TOTAL                      $1,701          $1,661         $1,756
                                ======          ======         ======

         Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                   2001            2000
                                                   ----            ----
    Allowance for Credit Losses                   $1,824          $1,648
    Deferred Compensation                            521             408
                                                  ------          ------
       Gross Deferred Tax Asset                    2,345           2,056
                                                  ------          ------

    Unrealized Holding Gains on Securities
       Available-for-Sale                         $ (276)         $(453)
    Deferred Loan Origination Fees                  (219)          (245)
    Depreciation                                    (110)          (120)
    Other                                            (12)           (11)
                                                  ------          -----
       Gross Deferred Tax Liability               $ (617)         $(829)
                                                  ------          -----
    Deferred Tax Asset Valuation Allowance          (351)          (421)
                                                  ------  --      -----
    Net Deferred Tax  Assets                      $1,377          $ 806
                                                  ======          =====

     The provision for Income Taxes differs from the amount of income tax determined applying the applicable U.S. Statutory Federal Income Tax Rate to pre-tax income from continuing operations as a result of the following differences (in thousands):

                                              2001          2000          1999
                                              ----          ----          ----
 Provision at Statutory Tax Rates           $ 2,885        $ 2,612      $2,518
 Add (Deduct):
 Tax Effects of Non-Taxable Interest Income  (1,172)        (1,030)       (902)
 Non-Deductible Interest Expense                173            163         127
 Other Items Net                               (185)           (84)         13
                                            -------        -------      ------
 Provision for Income Taxes                 $ 1,701        $ 1,661      $1,756
                                            =======        =======      ======


     The net change in the valuation allowance for deferred tax asset was a decrease of $70,000 in 2001 and $114,000 in 2000. The changes relate to a decrease in the provision for income taxes to which this valuation relates.


10.  RELATED PARTY TRANSACTIONS:

     At December 31, 2001 and 2000, certain officers and directors and/or their affiliates were indebted to the bank in the aggregate amounts of $13,516,000 and $21,947,000. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. During 2001, $13,973,000 of new loans were made and repayments totaled $22,404,000. The bank was also committed under standby letters of credit as described in Note 11.

     Deposits from certain officers and directors and/or their affiliates held by the bank at December 31, 2001 amounted to $54,786,000.


11.  COMMITMENTS:

(a) Leases:

     At December 31, 2001, the bank was obligated under certain noncancelable operating leases with initial or remaining terms of one year or more. Minimum future obligations under noncancelable operating leases in effect at December 31, 2001 are as follows (in thousands):

                                            FACILITIES           EQUIPMENT
        2002                                  $  386                $ 90
        2003                                     203                  64
        2004                                     180                  45
        2005                                     178                  11
        2006 and thereafter                      585                   0
                                              ------                ----
             Total                            $1,532                $210
                                              ======                ====


     Total rental expense under operating leases amounted to $439,000 in 2001, $398,000 in 2000, and $361,000 in 1999.

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

                                                      2001        2000
                                                      ----        ----
     Commitments to extend credit                   $95,373     $70,866
     Standby letters of credit                       13,313       8,530


     Outstanding commitments to extend credit and standby letters of credit issued to or on behalf of related parties amounted to $10,696,000 and $5,310,000 and $377,000 and $453,000 at December 31, 2001 and 2000, respectively.

(c)  Concentration of Credit Risk:

     Cash Concentrations: The bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds sold of $0 and $6,950,000; and due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $135,000 and $7,873,000 as of December 31, 2001 and 2000, respectively.

     Loan Concentrations: At December 31, 2001, 31% of the bank's commercial loan portfolio was concentrated in loans in the following six industries. Substantially all of these loans are secured by first mortgages on commercial properties. Floor plan loans to automobile dealers are secured by a first lien security interest in the vehicle inventories of the dealer.


                                            In thousands           %
                                             ----------        -------
o        Hotels                               $23,839            5.4%
o        Automobile Dealers                    24,314            5.5
o        Gas Stations/Related                  14,519            3.3
o        Shopping Centers/Retail Complexes     32,262            7.3
o        Office Complex/Units                  27,271            6.2
o        Residential Subdivision/Related       16,325            3.7


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

     The Company measures stock compensation costs using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards made in the years 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been to the pro forma amounts indicated below:

                                                  Years Ended December 31,
                                                ----------------------------
                                                  2001                 2000
                                                  ----                 ----
                                                       (in thousands,
                                                    except per share data)
 Net Income                    As reported       $6,780              $6,020
                               Pro forma          6,498               5,612

 Basic Earnings per share      As reported        $2.68               $2.41
                               Pro forma           2.57                2.24

 Diluted Earnings per share    As reported        $2.61               $2.39
                               Pro forma           2.50                2.23






     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

                                      Years ended December 31,
                                      ------------------------
                                     2001                 2000
                                     ----                 ----
         Dividend yield              2.97%               2.46%
         Expected life               6.17 years          5.17 years
         Expected volatility          20%                 33%
         Risk-free interest rate     3.39%               6.32%


     A summary of the status of the Corporation's stock option plans is presented below:

                                     2001                       2000
                             ----------------------      --------------------
                                          Weighted                  Weighted
                                          Average                    Average
                                          Exercise                  Exercise
                             Shares        Price         Shares       Price
                             ------     -----------      ------    ----------
    Outstanding at the
     beginning of the year   49,000        $28.55             0
    Granted                  47,000         33.55        49,000       $28.55
    Exercised                (4,100)        28.55             0
    Forfeited                (2,000)        28.55             0
                             ------        ------        ------       ------
    Outstanding at the
     end of the year         89,900        $31.16        49,000       $28.55
                             ------        ------        ------       ------

    Options exercisable
     at year end             42,900        $28.55             -            -
    Weighted average
     fair value of options
     granted during the year                $9.07                     $10.14



     Information pertaining to options outstanding at December 31, 2001 is as follows:

                        Options Outstanding                Options Exercisable
                  -------------------------------------   ----------------------
                                Weighted
                                 Average       Weighted                Weighted
    Range of                    Remaining       Average                Average
   Exercise        Number      Contractual     Exercise     Number     Exercise
    Price        Outstanding       Life         Price    Exercisable    Price
--------------   -----------   -----------     --------- -----------   --------
 $28.55-$33.55     40,000        2.2 years      $31.05      20,000       $28.55
 $28.55-$33.55     49,900        9.2 years       31.25      22,900        28.55
                   ------                                   ------
                   89,900                                   42,900
                   ======                                   ======

13.  REGULATORY MATTERS:

     The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the bank as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized" the bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                            (in thousands)
                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                  Actual               Adequacy Purposes:        Action Provisions:
                                                  ------               -----------------         -----------------
                                           Amount         Ratio        Amount        Ratio       Amount        Ratio
                                           ------         -----        ------        -----       ------        -----
  As of December 31, 2001:
     Total Capital
         (to Risk Weighted Assets)            $56,844       11.24%       >$40,476      >8.0%       >$50,595     >10.0%
     Tier I Capital
         (to Risk Weighted Assets)            $51,250       10.13%       >$20,238      >4.0%       >$30,357     > 6.0%
     Tier I Capital
         (to Average Assets)                  $51,250        7.56%       >$20,343      >3.0%       >$33,905     > 5.0%
  As of December 31, 2000:
     Total Capital
         (to Risk Weighted Assets)            $51,055       11.84%       >$34,492      >8.0%       >$43,115     >10.0%
     Tier I Capital
         (to Risk Weighted Assets)            $45,805       10.62%       >$17,246      >4.0%       >$25,869     > 6.0%
     Tier I Capital
         (to Average Assets)                  $45,805        7.92%       >$17,359      >3.0%       >$28,931     > 5.0%


     Banking Regulations also limit the amount of dividends that may be paid without prior approval of the bank's regulatory agency. Retained earnings against which dividends may be paid without prior approval of the federal banking regulators amounted to $14,325,000 at December 31, 2001, subject to the minimum capital ratio requirements noted above.

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


     The  estimated  fair  values  of  the  bank's  financial   instruments  (in
thousands) are as follows:

                                                      December 31, 2001
                                               Carrying                Fair
                                                Value                  Value
FINANCIAL ASSETS
     Cash and short term investments            $15,652               $15,652
     Interest-bearing balances with financial
       institutions                               3,161                 3,197
     Securities                                 194,109               193,971
     Gross Loans                                445,478               451,808

FINANCIAL LIABILITIES
     Deposits                                  $517,334              $523,354
     Borrowed funds                             101,610               107,813

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Commitments  to extend  credit and
      standby  letters of credit                     $0                  $107


                                                       December 31, 2000
                                                Carrying                Fair
                                                  Value                 Value
FINANCIAL ASSETS
     Cash and short term investments            $ 19,804             $ 19,804
     Interest-bearing balances with financial
       institutions                                3,359                3,387
     Securities                                  152,316              152,184
     Gross Loans                                 398,375              400,508

FINANCIAL LIABILITIES
     Deposits                                   $460,418             $460,416
     Borrowed funds                               70,908               71,903

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Commitments  to extend  credit and
      standby  letters of credit                      $0                  $89

15.   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY:

     Condensed parent company only financial information is as follows (in thousands):

Condensed Balance Sheet December 31,                  2001       2000
                                                      ----       ----
  Assets:
    Cash                                           $   322    $   309
    Investment in Subsidiary (equity method)        51,427     46,326
    Other assets                                        37         49
                                                   -------    -------
Total Assets                                       $51,786    $46,684
                                                   =======    =======

  Liabilities and Stockholders' Equity:
  Stockholders' equity                             $51,786    $46,684
                                                   =======    =======

Condensed Statement of Income for the
 years ending December 31, 2001, 2000 and 1999     2001       2000       1999
                                                   ----       ----       ----
  Income:
    Dividends from Subsidiary                     $1,375     $1,775     $1,279
    Equity in Undistributed Income of Subsidiary   5,445      4,285      4,429
                                                  ------     ------     ------
  Total Income                                    $6,820     $6,060     $5,708
                                                  ------     ------     ------
  Expenses                                            40         40         59
                                                  ------     ------     ------
  Net Income                                      $6,780     $6,020     $5,649
                                                  ======     ======     ======

Condensed Statement of Cash Flows for the
 years ending December 31, 2001, 2000 and 1999
                                                   2001        2000        1999
                                                   ----        ----        ----
  Cash Flows from Operating Activities:
  Net income                                     $6,780      $6,020     $ 5,649
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Equity in undistributed income of subsidiary   (5,445)     (4,285)     (4,429)
  Decrease (increase) in other assets                12          22         (18)
                                                 ------      ------     -------
  Net Cash Provided by Operating Activities      $1,347      $1,757     $ 1,202
                                                 ------      ------     -------
  Cash Flows from Investing Activities:
  Investment in subsidiary                       $    0      $    0     $(2,929)
                                                 ------      ------     -------
  Net Cash Used in Investing Activities          $    0      $    0     $(2,929)
                                                 ------      ------     -------
  Cash Flows from Financing Activities:
  Cash dividends                                $(2,455)    $(2,202)    $(1,922)
  Payments to repurchase common stock                 0        (272)          0
  Proceeds from issuance of common stock
   net of stock issuance costs                    1,121         951       3,692
                                                -------     -------     -------
  Net Cash Used in Financing Activities         $(1,334)    $(1,523)    $ 1,770
                                                -------     -------     -------
  Increase in Cash                              $    13     $   234     $    43
  Cash at Beginning of Year                         309          75          32
                                                -------     -------     -------
  Cash at End of Year                           $   322     $   309     $    75
                                                =======     =======     =======

Non-cash investing and financing activities:
     In 1999, the company adopted a dividend reinvestment plan. Shares of stock issued in 2001, 2000 and 1999 were 32,825 shares, 23,365 shares and 20,147 shares, respectively, in lieu of paying cash dividends of $1,004,000 in 2001, $679,000 in 2000 and $763,000 in 1999.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

In thousands, except per share amounts

                                 Quarter Ending

                             March 31,    June 30,   September 30,  December 31,
             2001
Interest income              $11,377      $11,252       $11,341       $10,892
Interest expense               6,637        6,498         6,477         6,017
                             -------      -------       -------       -------
Net interest income            4,740        4,754         4,864         4,875
Provision for credit losses      180          180           180           680
Other income                     662          799           859           831
Other expenses                 3,125        3,103         3,086         3,369
Provision for income taxes       442          449           543           267
                             -------      -------       -------       -------
Net income                   $ 1,655      $ 1,821       $ 1,914       $ 1,390
                             =======      =======       =======       =======
Earnings per share:
   Basic                       $0.66        $0.72         $0.76         $0.54
                               =====        =====         =====         =====
   Diluted                     $0.64        $0.71         $0.74         $0.52
                               =====        =====         =====         =====

             2000
Interest income              $10,171      $10,826       $11,119       $11,275
Interest expense               5,572        6,026         6,346         6,426
                             -------      -------       -------       -------
Net interest income            4,599        4,800         4,773         4,849
Provision for credit losses      180          180           180           430
Other income                     326          398           383           275
Other expenses                 2,808        2,879         2,942         3,123
Provision for income taxes       413          481           474           293
                             -------      -------       -------       -------
Net income                   $ 1,524      $ 1,658       $ 1,560       $ 1,278
                             =======      =======       =======       =======
Earnings per share:
   Basic                       $0.61        $0.66         $0.62         $0.52
                               =====        =====         =====         =====
   Diluted                     $0.61        $0.66         $0.62         $0.50
                               =====        =====         =====         =====

     Exhibit E - Independent Auditors' Report


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of First National Community Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of First National Community Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits, in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Demetrius & Company, L.L.C.

Wayne, New Jersey
January 18, 2002