Form 10-Q
period 2002-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2002-05-09
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 2002

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

                      _____________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                                2,566,786 shares
                         (Outstanding at April 29, 2002)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                    Page No.
Part I - Consolidated Financial Statements

 Item 1.  Consolidated Financial Statements

  Consolidated Statements of Financial Condition
  March 31, 2002 and December 31, 2001                                    1

  Consolidated Statements of Income
  YTD Ended March 31, 2002 and 2001                                       2

  Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2002 and 2001                            3-4

  Consolidated Statements of Changes in Stockholders' Equity
  Three Months Ended March 31, 2002                                       5

  Notes to Consolidated Financial Statements                            6-7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    7-18

Part II - Other Information:                                             19

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                               20


                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                March 31,           Dec. 31,
                                                  2002                2001
                                              -----------          ----------
                                              (UNAUDITED)           (AUDITED)
ASSETS
Cash and cash equivalents:
 Cash and due from banks                       $ 10,597             $ 15,652
 Federal funds sold                               5,260                    0
                                               --------             --------
  Total cash and cash equivalents                15,857               15,652
Interest-bearing balances with
 financial institutions                           3,260                3,161
Securities:
 Available-for-sale, at fair value              202,590              186,777
 Held-to-maturity, at cost
  (fair value $1,738 on March 31, 2002
  and $1,757 on December 31, 2001)                1,921                1,895
 Federal Reserve Bank and FHLB stock, at cost     5,818                5,437
Net loans                                       443,622              439,884
Bank premises and equipment                       6,888                6,599
Other assets                                     18,063               16,902
                                               --------             --------
    Total Assets                               $698,019             $676,307
                                               ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
 Demand - non-interest bearing                 $ 52,764             $ 52,918
 Interest bearing demand                        108,950              100,057
 Savings                                         55,523               51,424
 Time ($100,000 and over)                        91,412               86,840
 Other time                                     222,314              226,095
                                               --------             --------
 Total deposits                                 530,963              517,334
Borrowed funds                                  108,918              101,610
Other liabilities                                 5,221                5,577
                                               --------             --------
    Total Liabilities                          $645,102             $624,521
                                               --------             --------

Shareholders' equity:
Common Stock, $1.25 par value,
 Authorized: 20,000,000 shares
 Issued and outstanding: 2,566,786 shares
 at March 31, 2002 and 2,553,797 shares
 at December 31, 2001                          $  3,208             $  3,192
Additional Paid-in Capital                       11,945               11,566
Retained Earnings                                37,860               36,492
Accumulated Other Comprehensive Income              (96)                 536
                                               --------             --------
    Total shareholders' equity                 $ 52,917             $ 51,786
                                               --------             --------
    Total Liabilities and Shareholders' Equity $698,019             $676,307
                                               ========             ========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                        Year-to-Date
                                              ---------------------------------
                                               March 31,              March 31,
                                                 2002                   2001
                                              ----------             ----------

Interest Income:
 Loans                                         $  7,712               $  8,513
 Balances with banks                                 41                     61
 Investments                                      2,884                  2,671
 Federal Funds Sold                                  48                    132
                                               --------               --------
    Total interest income                        10,685                 11,377
                                               --------               --------

Interest Expense:
 Deposits                                         4,039                  5,502
 Borrowed Funds                                   1,422                  1,135
                                               --------               --------
    Total interest expense                        5,461                  6,637
                                               --------               --------

Net Interest Income
 before Loan Loss Provision                       5,224                  4,740
Provision for loan losses                           325                    180
                                               --------               --------
Net interest income                               4,899                  4,560
                                               --------               --------
Other Income:
 Service charges                                    303                    242
 Other Income                                       250                    172
 Gain on sale of:
  Loans                                             104                     54
  Securities                                        236                    194
  Other Real Estate                                 180                      0
                                               --------               --------
    Total other income                            1,073                    662
                                               --------               --------

Other expenses:
 Salaries & benefits                              1,660                  1,562
 Occupancy & equipment                              621                    568
 Data processing expense                            240                    236
 Other                                              893                    759
                                               --------               --------
   Total other expenses                           3,414                  3,125
                                               --------               --------

Income before income taxes                        2,558                  2,097
Income tax expense                                  550                    442
                                               --------               --------
NET INCOME                                     $  2,008               $  1,655
                                               ========               ========

Basic earnings per share                       $   0.79               $   0.66
                                               ========               ========
Diluted earnings per share                     $   0.76               $   0.64
                                               ========               ========

Weighted average number of basic shares       2,556,962              2,518,333
                                              =========              =========
Weighted average number of diluted shares     2,645,395              2,567,333
                                              =========              =========

                        See notes to financial statements
                                       (2)

              FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                     March 31,     March 31,
                                                        2002          2001
                                                     ---------     ---------
                                                     (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
 Interest Received                                    $ 10,474      $ 11,100
 Fees & Commissions Received                               553           414
 Interest Paid                                          (6,112)       (6,327)
 Income Taxes Paid                                        (418)          (20)
 Cash Paid to Suppliers & Employees                     (3,451)       (2,863)
                                                      --------      --------
Net Cash Provided by Operating Activities             $  1,046      $  2,304
                                                      --------      --------

Cash Flows from Investing Activities:
 Securities available for sale:
  Proceeds from Sales prior to maturity               $ 15,092      $ 17,285
  Proceeds from Calls prior to maturity                  9,408         4,973
  Purchases                                            (41,661)      (38,583)
 Securities held to maturity:
  Proceeds from Calls prior to maturity                      0           274
 Net Increase in Interest-Bearing Bank Balances            (99)         (396)
 Net Increase in Loans to Customers                     (3,729)       (9,737)
 Capital Expenditures                                     (544)         (110)
                                                      --------      --------
Net Cash Used by Investing Activities                 $(21,533)     $(26,294)
                                                      --------      --------

Cash Flows from Financing Activities:
 Net Increase in Demand Deposits, Money Market
  Demand, NOW Accounts, and Savings Accounts          $ 12,839      $  7,734
 Net Increase in Certificates of Deposit                   790        13,490
 Net Increase in Borrowed Funds                          7,308        10,040
 Net Proceeds from Issuance of Common Stock
  Through Dividend Reinvestment                            271           216
 Net Proceeds from Issuance of Common Stock -
  Stock Option Plans                                       124             0
 Dividends Paid                                           (640)         (528)
                                                      --------      --------
Net Cash Provided by Financing Activities             $ 20,692      $ 30,952
                                                      --------      --------
Net Increase in Cash and
  Cash Equivalents                                    $    205      $  6,962
Cash & Cash Equivalents at Beginning of Year          $ 15,652      $ 19,804
                                                      --------      --------
CASH & CASH EQUIVALENTS AT END OF PERIOD              $ 15,857      $ 26,766
                                                      ========      ========





                                   (Continued)
                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                    2002          2001
                                                 ---------      --------
                                                  (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                       $  2,008       $  1,655
                                                 --------       --------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
   Amortization (Accretion), Net                      219            (40)
   Depreciation                                       255            255
   Provision for Probable Credit Losses               325            180
   Provision for Deferred Taxes                       (45)             0
   Loss (Gain) on Sale of Loans                      (104)           (54)
   Loss (Gain) on Sale of Investment Securities      (236)          (194)
   Loss (Gain) on Sale of Other Real Estate          (180)             0
   Increase (Decrease) in Taxes Payable                71            420
   Decrease (Increase) in Interest Receivable        (430)          (236)
   Increase (Decrease) in Interest Payable           (652)           309
   Decrease (Increase) in Prepaid Expenses
    and Other Assets                                 (411)          (206)
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                             226            215
                                                  -------        -------
Total Adjustments                                 $  (962)       $   649
                                                  -------        -------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                      $ 1,046        $ 2,304
                                                  =======        =======












                        See notes to financial statements
                                       (4)


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                    For The Three Months Ended March 31, 2002
                        (In thousands, except share data)
                                   (UNAUDITED)

                                                                                                             ACCUM-
                                                                                                             ULATED
                                                                                                             OTHER
                                                                                                             COMP-
                                           COMP-                                                             REHEN-
                                           REHEN-        COMMON STOCK           ADD'L                        SIVE
                                            SIVE     --------------------      PAID-IN       RETAINED        INCOME/
                                           INCOME     SHARES       AMOUNT      CAPITAL       EARNINGS        (LOSS)        TOTAL
                                         -----------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2001                          2,553,797     $3,192      $11,566         $36,492        $ 536        $51,786
 Comprehensive Income:
  Net income for the period                 2,008                                                2,008                       2,008
  Other comprehensive income, net
   of tax:
   Unrealized loss on securities
    available-for-sale, net of
    deferred income tax benefit
    of $792                                  (868)
   Reclassification adjustment                236
                                          -------
   Total other comprehensive
    income (loss), net of tax                (632)                                                             (632)          (632)
                                          -------
 Comprehensive Income                       1,376
                                          -------
 Issuance of Common Stock -
  Stock Option Plans                                     4,000          5          119                                         124
 Issuance of Common Stock through
  Dividend Reinvestment                                  8,989         11          260                                         271
 Cash dividends paid, $0.25 per share                                                             (640)                       (640)
                                                    ----------     ------      -------         -------        -----        -------
BALANCES, MARCH 31, 2002                             2,566,786     $3,208      $11,945         $37,860        $ (96)       $52,917
                                                    ----------     ------      -------         -------        -----        -------












                        See notes to financial statements
                                       (5)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank
(Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.
     These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 2001.
     (2) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,556,962 and 2,518,333 for the periods ending March 31, 2002 and 2001, respectively.
     Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 2,645,395 and 2,567,333 for the periods ending March 31, 2002 and 2001, respectively.




















                                       (6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "company") provides a comparison of the performance of the company for the periods ended March 31, 2002 and 2001. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services. As of March 31, 2002, the company had 13 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At March 31, 2002, the company had 201 full-time equivalent employees.

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

   Office                                   Date Opened
   Main                                     October 1910
   Scranton                                 September 1980
   Dickson City                             December 1984
   Fashion Mall                             July 1988
   Wilkes-Barre                             July 1993
   Pittston Plaza                           April 1995
   Kingston                                 August 1996
   Exeter                                   November 1998
   Daleville                                April 2000
   Plains                                   June 2000
   Back Mountain                            October 2000
   Clarks Green                             October 2001
   Hanover Township                         January 2002
   Nanticoke                                April 2002

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

Summary:

Net income for the three months ended March 31, 2002 amounted to $2,008,000, an increase of $353,000 or 21% compared to the same period of the previous year. This increase can be mainly attributed to the $339,000 improvement in net interest income and the $180,000 gain on the disposition of other real estate. Non-interest expenses increased $289,000, or 9%, over the same period of last year due to costs associated with two new community offices and increased operating expenses.

RESULTS OF OPERATIONS

Net Interest Income:

The Company's primary source of revenue is net interest income which totaled $5,224,000 and $4,740,000 (before the provision for credit losses) during the first three months of 2002 and 2001, respectively. Year to date net interest margins (tax equivalent) decreased twelve basis points from the 3.54% reported in 2001 to 3.42% comprised of a one hundred and forty basis point decrease in the yield earned on earning assets and a one hundred and forty-eight basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the year-to-date margin decreased two basis points when compared to the same three month period of last year.

Earning assets increased $25 million to $667 million during the first three months of 2002 and now total 95.5% of total assets, a slight increase from the year-end level of 94.9%.

















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

                                                 Three-months ended March 31,
                                               --------------------------------
                                                            2002
                                               --------------------------------
                                                Average                  Yield/
                                                Balance     Interest      Cost
                                               ---------   ----------    ------
                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (taxable)                               $428,835       $7,499      7.02%
 Loans (tax-free) (1)                            15,071          213      8.56
 Investment securities (taxable)                150,320        2,218      5.90
 Investment securities (tax-free)(1)             50,522          666      7.99
 Time deposits with banks and
  federal funds sold                             14,754           89      2.43
                                               --------      -------      ----
Total interest-earning assets                   659,502       10,685      6.77%
                                                             -------      ----
Non-interest earning assets                      34,462
                                               --------
    Total Assets                               $693,964
                                               ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                      $473,718      $ 4,039      3.46%
 Borrowed funds                                 108,025        1,422      5.27
                                               --------      -------      ----
    Total interest-bearing liabilities          581,743        5,461      3.79%
                                                             -------      ----
Other liabilities and shareholders' equity      112,221
                                               --------
    Total Liabilities and
     Shareholders' Equity                      $693,964
                                               ========

Net interest income/rate spread                              $ 5,224      2.98%

Net yield on average interest-
 earning assets                                                           3.42%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                       113%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                               Three-months ended March 31,
                                              ---------------------------------
                                                          2001
                                              ---------------------------------
                                              Average                    Yield/
                                              Balance      Interest       Cost
                                              -------      --------      ------
                                                  (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans (taxable)                             $386,118       $ 8,223       8.54%
 Loans (tax-free) (1)                          17,645           290       9.96
 Investment securities (taxable)              119,086         2,072       6.96
 Investment securities (tax-free) (1)          44,948           599       8.07
 Time deposits with banks and
  federal funds sold                           13,138           193       5.89
                                             --------       -------       ----
    Total interest-earning assets             580,935        11,377       8.17%
                                                            -------       ----
Non-interest earning assets                    26,126
                                             --------
    Total Assets                             $607,061
                                             ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                    $428,926       $ 5,502       5.20%
 Borrowed funds                                80,747         1,135       5.62
                                             --------       -------       ----
    Total interest-bearing liabilities        509,673         6,637       5.27%
                                                            -------       ----
Other liabilities and shareholders' equity     97,388
                                             --------
    Total Liabilities and
     Shareholders' Equity                    $607,061
                                             ========

Net interest income/rate spread                             $ 4,740       2.90%

Net yield on average interest-
 earning assets                                                           3.54%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                       114%


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

                                                   Period Ended March 31,
                                                   (Dollars in thousands)
                                                        2002 vs 2001
                                            Increase (Decrease)
                                                  Due to
                                            Rate         Volume          Total
                                           -------      -------          ------
Loans (taxable)                            $(1,687)      $  963        $  (724)
Loans (tax-free)                               (35)         (42)           (77)
Investment securities (taxable)                 (7)          74             67
Investment securities (tax-free)              (400)         546            146
Time deposits with banks and
 federal funds sold                           (125)          21           (104)
                                           -------       ------        -------
Total interest income                      $(2,254)      $1,562        $  (692)
                                           -------       ------        -------

Deposits                                   $(1,884)      $  421        $(1,463)
Borrowed funds                                 (96)         383            287
                                           -------       ------        -------
Total interest expense                     $(1,980)      $  804        $(1,176)
                                           -------       ------        -------
Net change in net interest income          $  (274)      $  758        $   484
                                           =======       ======        =======



                                                   Period Ended March 31,
                                                   (Dollars in thousands)
                                                        2001 vs 2000
                                            Increase (Decrease)
                                                  Due to
                                            Rate          Volume        Total
                                           -------       -------       -------
Loans (taxable)                             $  241        $  592        $  833
Loans (tax-free)                                14            73            87
Investment securities (taxable)                 50            76           126
Investment securities (tax-free)               (12)           37            25
Time deposits with banks and
  federal funds sold                             4           132           136
                                            ------        ------        ------
Total interest income                       $  297        $  910        $1,207
                                            ------        ------        ------

Deposits                                    $  631        $  623        $1,254
Borrowed funds                                 (46)         (143)         (189)
                                            ------        ------        ------
Total interest expense                      $  585        $  480        $1,065
                                            ------        ------        ------
Net change in net interest income           $ (288)       $  430        $  142
                                            ======        ======        ======




                                      (11)

Other Income and Expenses:

Other income in the first three months of 2002 increased $411,000 in comparison to the same period of 2001. This increase can be attributed primarily to a $180,000 gain on the sale of other real estate, a $50,000 increase in income from the sale of residential mortgage loans and a $42,000 increase in the gain from the sale of securities.

Excluding income from asset sales, other income increased $139,000 or 34%, during the first three months of 2002 as compared to the same period of last year. Income from service charges increased $61,000, or 25%, in comparison to the same period of last year while other fee income increased $78,000, or 45%. New products and a larger deposit base also contributed to the increases.

Other expenses increased $289,000 or 9% for the period ended March 31, 2002 compared to the same period of the previous year. Salaries and Benefits costs added $98,000, or 6% in comparison to the first three months of 2001. Occupancy and equipment costs rose 9%, data processing costs rose 2% and other operating expenses increased $134,000, or 18%. Included in the total increase is $42,000 that can be attributed to two new community offices.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                    2002          2001
                                                   -----         -----
Provision at statutory rate                        $ 873         $ 716
Add (Deduct):
 Tax effect of non-taxable interest income          (299)         (302)
 Non-deductible interest expense                      36            48
 Other items, net                                    (60)          (20)
                                                   -----         -----
Income tax expense                                 $ 550         $ 442
                                                   =====         =====








                                      (12)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows:

                                    March 31, 2002          December 31, 2001
                                 --------------------    ----------------------
                                 Carrying       Fair     Carrying         Fair
                                  Amount       Value      Amount          Value
                                 --------     ------     --------       -------
                                            (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies             $  19,592   $ 19,554    $ 10,453      $ 10,440
Obligations of state &
 political subdivisions             53,034     52,889      51,757        51,632
Mortgage-backed securities         131,428    131,428     125,240       125,240
Corporate debt securities              447        447       1,212         1,212
Equity securities                       10         10          10            10
                                  --------   --------    --------      --------
  Total                           $204,511   $204,328    $188,672      $188,534
                                  ========   ========    ========      ========

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2002 of the Company's Investment Securities classified as available-for-sale:

                                               March 31, 2002
                                -----------------------------------------------
                                           (Dollars in thousands)
                                               Gross         Gross
                                            Unrealized     Unrealized
                                 Amortized    Holding        Holding       Fair
                                    Cost       Gains         Losses       Value
                                 ---------  ----------    -----------    ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:            $ 19,244     $   79         $  353    $ 18,970
Obligations of state and
 political subdivisions:           51,674        958            896      51,736
Mortgage-backed securities:       131,309      1,073            955     131,427
Corporate debt securities:            499          0             52         447
Equity securities:                     10          0              0          10
                                 --------     ------         ------    --------
  Total                          $202,736     $2,110         $2,256    $202,590
                                 ========     ======         ======    ========









                                      (13)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2002 of the Company's Investment Securities classified as held-to-maturity:

                                               March 31, 2002
                                -----------------------------------------------
                                            (Dollars in thousands)
                                                Gross        Gross
                                             Unrealized    Unrealized
                                Amortized      Holding       Holding      Fair
                                   Cost         Gains         Losses      Value
                                ---------   -----------    -----------   ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:             $  623        $  0           $ 38      $  585
Obligations of state and
 political subdivisions:           1,298           0            145       1,153
                                  ------        ----           ----      ------
   Total                          $1,921        $  0           $183      $1,738
                                  ======        ====           ====      ======

The following table shows the amortized cost and approximate fair value of the company's debt securities at March 31, 2002 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Available-for sale           Held-to-maturity
                          -------------------------    -----------------------
                          Amortized          Fair      Amortized        Fair
                             Cost           Value         Cost          Value
                          ----------      ---------    ----------     --------
                            (Dollars in Thousands)      (Dollars in Thousands)
Amounts maturing in:
 One year or less            $  2,004     $  2,034        $    0        $   0
 After one year through
  five years                    3,840        3,808             0            0
 After five years through
  ten years                    11,519       11,467             0            0
 After ten years               54,054       53,844         1,921        1,738
 Mortgage-backed securities   131,309      131,427             0            0
                             --------     --------        ------       ------
   Total                     $202,526     $202,580        $1,921       $1,738
                             ========     ========        ======       ======

Gross proceeds from the sale of investment securities for the periods ended March 31, 2002 and 2001 were $15,092,457 and $17,285,444 respectively with the gross realized gains being $246,696 and $296,935 respectively, and gross realized losses being $10,802 and $102,995, respectively.

At March 31, 2002 and 2001, investment securities with a carrying amount of $100,572,808 and $68,473,389 respectively, were pledged as collateral to secure public deposits and for other purposes.




                                      (14)

Loans:

The following table sets forth detailed information concerning the composition of the company's loan portfolio as of the dates specified:

                                            March 31, 2002    December 31, 2001
                                            ----------------  -----------------
                                             Amount       %     Amount       %
                                            --------    -----  --------    ----
                                                    (Dollars in thousands)

Real estate loans, secured by residential
  properties                                $ 71,627     15.9   $ 82,403   18.5
Real estate loans, secured by nonfarm,
  nonresidential properties                  196,944     43.8    191,852   43.1
Commercial & industrial loans                 99,556     22.2     94,360   21.2
Loans to individuals for household,
  family and other personal expenditures      62,573     13.9     62,786   14.1
Loans to state and political subdivisions     18,789      4.2     13,949    3.1
All other loans, including overdrafts             76      0.0        128    0.0
                                            --------    -----   --------  -----
Total Gross Loans                           $449,565    100.0   $445,478  100.0
 Less: Allow. for Loan Losses                 (5,943)             (5,594)
                                            --------            --------
Net Loans                                   $443,622            $439,884
                                            ========            ========

The following table sets forth certain information with respect to the company's allowance for loan losses and charge-offs:

                                     Three months           Year to date
                                       Ended                   Ended
                                      March 31,                Dec 31,
                                        2002                    2001
                                     -------------         --------------
                                            (Dollars in thousands)

Balance, January 1                      $5,594                  $5,250
Recoveries Credited                         52                     191
Losses Charged                             (28)                 (1,067)
Provision for Loan Losses                  325                   1,220
                                        ------                  ------
Balance at End of Period                $5,943                  $5,594
                                        ======                  ======








                                      (15)

The following table presents information about the company's non-performing assets for the periods indicated:

                                        March 31, 2002    Dec 31, 2001
                                        --------------    -------------
                                            (Dollars in thousands)

Nonaccrual loans
 Impaired                                   $    0              $   0
 Other                                       1,650                343
Loans past due 90 days or more
 and still accruing                            310                426
                                            ------              -----
   Total non-performing loans                1,960                769
Other Real Estate Owned                          0                 50
                                            ------              -----
   Total non-performing assets              $1,960              $ 819
                                            ======              =====


                                         March 31, 2002    Dec 31, 2001
                                         --------------    ------------
Non-performing loans as a
 percentage of gross loans                   0.4%                0.2%
                                             ====                ====

Non-performing assets as a
 percentage of total assets                  0.3%                0.1%
                                             ====                =====

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of nine credits which are adequately secured by mortgages or UCC's on the property. Any loss recognized on these loans is expected to be minimal.

Other real estate consists of property acquired through foreclosure. The property is carried at the lower of cost or the estimated fair value based on an independent appraisal.


Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to


                                      (16)
examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first three months of 2002 with an extra $100,000 provision in March. A monthly provision of $60,000 was credited to the allowance for loan losses during the first three months of 2001. The ratio of the loan loss reserve to total loans at March 31, 2002 and 2001 was 1.32% and 1.29%, respectively.


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


                                      (17)

The short-term liquidity position of the company is strong as evidenced by $15,857,000 in cash and cash equivalents and $3,260,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $7,985,000 or 4% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $24 million.

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

Total stockholders' equity increased $1,131,000 or 2% during the first three months of 2002 comprised of an increase in retained earnings in the amount of $1,368,000 after paying cash dividends, $395,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $632,000 decrease in other comprehensive income. During the same period of 2001, total stockholders' equity increased $1,905,000, or 4%, comprised of an increase in retained earnings of $1,127,000, after paying cash dividends and $216,000 from stock issued through Dividend Reinvestment and a $562,000 increase in other comprehensive income. The total dividend payout during the first three months of 2002 and 2001 represents $.25 per share and $.21 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $1,763,000 and $1,343,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2002, First National Community Bank met all capital requirements with a leverage ratio of 7.59% and core capital and total risk-based capital ratios of 10.35% and 11.52%, respectively.






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

                             Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date:     April 24, 2002            /s/ J. David Lombardi
          --------------            -------------------------
                                    J. David Lombardi, President/
                                    Chief Executive Officer


Date:     April 24, 2002            /s/ William Lance
          --------------            -------------------------
                                    William Lance, Treasurer/
                                    Principal Financial Officer


























                                      (20)