Form 10-Q
period 2002-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2002-08-07
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934    For the quarterly period ended June 30, 2002

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

                                2,575,892 shares
                         (Outstanding at July 18, 2002)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                                      INDEX

                                                                       Page No.
Part I - Consolidated Financial Statements

 Item 1.  Consolidated Financial Statements

  Consolidated Statements of Financial Condition
  June 30, 2002 and December 31, 2001                                         1

  Consolidated Statements of Income
  Three Months Ended June 30, 2002 and 2001
  YTD Ended June 30, 2002 and 2001                                            2

  Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2002 and 2001                                   3-4

  Consolidated Statements of Changes in Stockholders' Equity
  Six Months Ended June 30, 2002                                              5

  Notes to Consolidated Financial Statements                                6-7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7-18

Part II - Other Information:                                                 19

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                   20


                                      (ii)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                 June 30,             Dec. 31,
                                                   2002                 2001
                                               -----------            ---------
                                               (UNAUDITED)            (AUDITED)
ASSETS
Cash and cash equivalents:
 Cash and due from banks                        $  16,092              $ 15,652
 Federal funds sold                                 9,850                     0

  Total cash and cash equivalents                  25,942                15,652
Interest-bearing balances with
 financial institutions                             3,557                 3,161
Securities:
 Available-for-sale, at fair value                196,516               186,777
 Held-to-maturity, at cost
  (fair value $1,855 on June 30, 2002
  and $1,757 on December 31, 2001)                  1,948                 1,895
 Federal Reserve Bank and FHLB stock, at cost       6,241                 5,437
Net loans                                         458,667               439,884
Bank premises and equipment                         7,004                 6,599
Other assets                                       17,001                16,902
                                                 --------              --------
   Total Assets                                  $716,876              $676,307
                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
 Demand - non-interest bearing                   $ 56,012              $ 52,918
 Interest bearing demand                          100,158               100,057
 Savings                                           56,699                51,424
 Time ($100,000 and over)                          96,721                86,840
 Other time                                       226,174               226,095

  Total deposits                                  535,764               517,334
Borrowed funds                                    117,972               101,610
Other liabilities                                   5,132                 5,577
                                                 --------              --------
   Total Liabilities                             $658,868              $624,521
                                                 --------              --------

Shareholders' equity:
Common Stock, $1.25 par value,
 Authorized:  20,000,000 shares
 Issued and outstanding:  2,575,892 shares
  at June 30, 2002 and 2,553,797 shares
  at December 31, 2001                           $  3,220              $  3,192
Additional Paid-in Capital                         12,216                11,566
Retained Earnings                                  39,232                36,492
Accumulated Other Comprehensive Income              3,340                   536
    Total shareholders' equity                   $ 58,008              $ 51,786
                                                 --------              --------
    Total Liabilities and Shareholders' Equity   $716,876              $676,307
                                                 ========              ========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See notes to financial statements
                                       (1)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                              Three Months Ended            Year-To-Date
                            -----------------------      ----------------------
                             June 30,      June 30,      June 30,      June 30,
                               2002          2001          2002          2001
                            ---------     ---------      --------      --------

Interest Income:
Loans                         $ 7,919       $ 8,412       $15,631       $16,925
Balances with banks                38            63            79           124
Investments                     2,964         2,676         5,848         5,347
Federal Funds Sold                 20           101            68           233
                              -------       -------       -------       -------
   Total interest income       10,941        11,252        21,626        22,629
                              -------       -------       -------       -------

Interest Expense:
Deposits                        3,778         5,334         7,817        10,836
Borrowed Funds                  1,545         1,164         2,967         2,299
   Total interest expense       5,323         6,498        10,784        13,135
                              -------       -------       -------       -------
Net Interest Income
 before Loan Loss Provision     5,618         4,754        10,842         9,494
Provision for loan losses         325           180           650           360
                              -------       -------       -------       -------

Net interest income             5,293         4,574        10,192         9,134

Other Income:
 Service charges                  340           278           643           520
 Other Income                     214           172           504           343
 Gain on sale of:
  Loans                            46           178           150           233
  Securities                       96            92           332           286
  Other Real Estate                 0            79           180            79
                              -------       -------       -------       -------
   Total other income             696           799         1,809         1,461
                              -------       -------       -------       -------

Other expenses:
 Salaries & benefits            1,760         1,540         3,420         3,102
 Occupancy & equipment            642           528         1,263         1,096
 Data processing expense          233           232           473           468
 Other                            815           803         1,748         1,562
                              -------       -------       -------       -------
  Total other expenses          3,450         3,103         6,904         6,228
                              -------       -------       -------       -------

Income before income taxes      2,539         2,270         5,097         4,367
Income tax expense                525           449         1,075           891
                              -------       -------       -------       -------
NET INCOME                    $ 2,014       $ 1,821       $ 4,022       $ 3,476
                              =======       =======       =======       =======

Basic earnings per share      $  0.78       $  0.72       $  1.57       $  1.38
                              =======       =======       =======       =======
Diluted earnings per share    $  0.76       $  0.71       $  1.52       $  1.35
                              =======       =======       =======       =======

Weighted average number
 of basic shares             2,568,487     2,526,152     2,562,756    2,522,264
                             =========     =========     =========    =========
Weighted average number
 of diluted shares           2,654,387     2,574,778     2,649,916    2,571,076
                             =========     =========     =========    =========

                        See notes to financial statements
                                       (2)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                      June 30,      June 30,
                                                        2002          2001
                                                      --------      --------
                                                      (Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
 Interest Received                                    $ 21,977       $ 22,504
 Fees & Commissions Received                             1,147            863
 Interest Paid                                         (11,474)       (12,780)
 Income Taxes Paid                                      (1,357)          (951)
 Cash Paid to Suppliers & Employees                     (6,372)        (5,428)
                                                      --------       --------
Net Cash Provided by Operating Activities             $  3,921       $  4,208
                                                      --------       --------

Cash Flows from Investing Activities:
 Securities available for sale:
  Proceeds from Sales prior to maturity                 33,975         21,408
  Proceeds from Calls prior to maturity                 19,244         14,214
  Proceeds from Maturities                                 500              0
  Purchases                                            (60,164)       (70,520)
 Securities held to maturity:
  Proceeds from Calls prior to maturity                      0            274
 Net Increase in Interest-Bearing Bank Balances           (396)          (198)
 Purchase of life insurance                                  0         (5,000)
 Net Increase in Loans to Customers                    (20,053)       (17,129)
 Capital Expenditures                                     (925)          (468)
                                                      --------       --------
Net Cash Used by Investing Activities                 $(27,819)      $(57,419)
                                                      --------       --------

Cash Flows from Financing Activities:
 Net Increase in Demand Deposits, Money Market
  Demand, NOW Accounts, and Savings Accounts          $  8,471       $ 26,033
 Net Increase in Certificates of Deposit                 9,959         16,694
 Net Increase in Borrowed Funds                         16,362         22,148
 Net Proceeds from Issuance of Common Stock
  Through Dividend Reinvestment                            554            432
 Net Proceeds from Issuance of Common Stock -
  Stock Option Plans                                       124             57
 Dividends Paid                                         (1,282)        (1,058)
                                                      --------       --------
Net Cash Provided by Financing Activities             $ 34,188       $ 64,306
                                                      --------       --------
Net Increase in Cash and Cash Equivalents             $ 10,290       $ 11,095
Cash & Cash Equivalents at Beginning of Year          $ 15,652       $ 19,804
                                                      --------       --------
CASH & CASH EQUIVALENTS AT END OF PERIOD              $ 25,942       $ 30,899
                                                      ========       ========



                                   (Continued)
                                       (3)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                     2002          2001
                                                    ------        ------
                                                   (Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

Net Income                                          $ 4,022       $ 3,476

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
   Amortization (Accretion), Net                        429            52
   Depreciation                                         520           505
   Provision for Probable Credit Losses                 650           360
   Provision for Deferred Taxes                         (90)          (46)
   Gain on Sale of Loans                               (150)         (233)
   Gain on Sale of Investment Securities               (332)         (286)
   Gain on Sale of Other Real Estate                   (180)          (78)
   Decrease in Taxes Payable                           (690)          (16)
   Increase in Interest Receivable                      (78)         (177)
   Increase (Decrease) in Interest Payable             (300)          356
   Increase in Prepaid Expenses
    and Other Assets                                   (425)         (346)
   Increase in Accrued Expenses
    and Other Liabilities                               545           641
                                                    -------       -------
Total Adjustments                                   $  (101)      $   732
                                                    -------       -------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                        $ 3,921       $ 4,208
                                                    =======       =======











                        See notes to financial statements
                                       (4)


             FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 2002
                        (In thousands, except share data)
                                   (UNAUDITED)

                                                                                                            ACCUM-
                                                                                                            ULATED
                                                                                                            OTHER
                                                                                                            COMP-
                                            COMP-                                                           REHEN-
                                           REHEN-        COMMON STOCK           ADD'L                        SIVE
                                            SIVE     --------------------      PAID-IN       RETAINED       INCOME/
                                           INCOME     SHARES       AMOUNT      CAPITAL       EARNINGS       (LOSS)        TOTAL
                                         -----------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2001                          2,553,797    $3,192      $11,566         $36,492      $  536        $51,786
 Comprehensive Income:
  Net income for the period                $ 4,022                                              4,022                      4,022
  Other comprehensive income, net
   of tax:
   Unrealized gain on securities
    available-for-sale, net of
    deferred income taxes
    of $1,445                               2,472
   Reclassification adjustment                332
                                           ------
   Total other comprehensive
    income, net of tax                      2,804                                                           2,804          2,804
                                           ------
 Comprehensive Income                       6,826
                                           ------
 Issuance of Common Stock -
  Stock Option Plans                                     4,000         5          119                                        124
 Issuance of Common Stock through
  Dividend Reinvestment                                 18,095        23          531                                        554
 Cash dividends paid, $0.50 per share                                                          (1,282)                    (1,282)
                                                    ----------    ------      -------         -------      ------        -------
BALANCES, JUNE 30, 2002                              2,575,892    $3,220      $12,216         $39,232      $3,340        $58,008
                                                    ----------    ------      -------         -------      ------        -------












                        See notes to financial statements
                                       (5)

                     FIRST NATIONAL COMMUNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank
(Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.
     These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 2001.
     (2) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,562,756 and 2,522,264 for the periods ending June 30, 2002 and 2001, respectively.
     Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 2,649,916 and 2,571,076 for the periods ending June 30, 2002 and 2001, respectively.




















                                       (6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the "company") provides a comparison of the performance of the company for the periods ended June 30, 2002 and 2001. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company's primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company's earnings as a result of its banking services. As of June 30, 2002, the company had 14 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At June 30, 2002, the company had 211 full-time equivalent employees.

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

Summary:

Net income for the six months ended June 30, 2002 amounted to $4,022,000, an increase of $546,000 or 16% compared to the same period of the previous year. This increase can be mainly attributed to the $1,348,000 improvement in net interest income before the provision for credit losses and the $348,000 increase in other income. Non-interest expenses increased $676,000, or 11%, over the same period of last year due to costs associated with three new community offices and increased operating expenses.

RESULTS OF OPERATIONS

Net Interest Income:

The Company's primary source of revenue is net interest income which totaled $10,842,000 and $9,494,000 (before the provision for credit losses) during the first six months of 2002 and 2001, respectively. Year to date net interest margins (tax equivalent) remained constant at 3.49% for 2002 and 2001 comprised of a one hundred and twenty-three basis point decrease in the yield earned on earning assets and a one hundred and forty-three basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the year-to-date margin increased fifteen basis points when compared to the same six month period of last year.

Earning assets increased $36 million to $677 million during the first six months of 2002 and now total 94.5% of total assets, a slight decrease from the year-end level of 94.9%.

















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

                                               Six-months ended June 30,
                                                         2002
                                             -------------------------------
                                             Average                   Yield/
                                             Balance     Interest      Cost
                                             -------     --------     -------
                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans (taxable)                            $434,235      $15,157       6.97%
 Loans (tax-free) (1)                         17,458          474       8.18
 Investment securities (taxable)             155,449        4,506       5.80
 Investment securities (tax-free)(1)          51,027        1,342       7.97
 Time deposits with banks and
  federal funds sold                          11,219          147       2.63
                                            --------      -------       ----
Total interest-earning assets                669,388       21,626       6.73%
                                                          -------       ----
Non-interest earning assets                   36,080
                                            --------
    Total Assets                            $705,468
                                            ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                   $476,901      $ 7,817       3.31%
 Borrowed funds                              113,562        2,967       5.20
                                            --------      -------       ----
    Total interest-bearing liabilities       590,463       10,784       3.67%
                                                          -------       ----
Other liabilities and shareholders' equity   115,005
                                            --------
    Total Liabilities and
     Shareholders' Equity                   $705,468
                                            ========

Net interest income/rate spread                           $10,842       3.06%

Net yield on average interest-
 earning assets                                                         3.49%

Interest-earning assets as a
 percentage of interest-
 bearing liabilities                                                     113%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.






                                       (9)

                                               Six-months ended June 30,
                                                         2001
                                           ----------------------------------
                                           Average                     Yield/
                                           Balance      Interest        Cost
                                           -------      --------       ------
                                                 (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans (taxable)                          $391,795      $16,357         8.33%
 Loans (tax-free) (1)                       17,331          568         9.87
 Investment securities (taxable)           122,712        4,119         6.71
 Investment securities (tax-free) (1)       46,149        1,228         8.06
 Time deposits with banks and
  federal funds sold                        12,935          357         5.52
                                          --------      -------         ----
    Total interest-earning assets          590,922       22,629         7.96%
                                                        -------         ----
Non-interest earning assets                 26,655
                                          --------
    Total Assets                          $617,577
                                          ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 Deposits                                 $434,954      $10,836        5.02%
 Borrowed funds                             83,007        2,299        5.51
                                          --------      -------        ----
    Total interest-bearing liabilities     517,961       13,135        5.10%
                                                        -------        ----
Other liabilities and shareholders' equity  99,616
                                          --------
    Total Liabilities and
     Shareholders' Equity                 $617,577
                                          ========

Net interest income/rate spread                         $ 9,494        2.86%

Net yield on average interest-
earning assets                                                         3.49%

Interest-earning assets as a
percentage of interest-
bearing liabilities                                                     114%


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

                                                     Period Ended June 30,
                                                    (Dollars in thousands)
                                                          2002 vs 2001
                                               --------------------------------
                                                Increase (Decrease)
                                                     Due to
                                               -------------------
                                                Rate        Volume      Total
                                               --------     ------     -------
Loans (taxable)                                $(3,108)     $1,908     $(1,200)
Loans (tax-free)                                   (98)          4         (94)
Investment securities (taxable)                   (716)      1,103         387
Investment securities (tax-free)                   (15)        129         114
Time deposits with banks and
 federal funds sold                               (164)        (46)       (210)
                                               -------      ------     -------
Total interest income                          $(4,101)     $3,098     $(1,003)
                                               -------      ------     -------

Deposits                                       $(3,844)     $  824     $(3,020)
Borrowed funds                                    (178)        846         668
                                               -------      ------     -------
Total interest expense                         $(4,022)     $1,670     $(2,352)
                                               -------      ------     -------
Net change in net interest income              $   (79)     $1,428     $ 1,349
                                               =======      ======     =======


                                                     Period Ended June 30,
                                                    (Dollars in thousands)
                                                          2001 vs 2000
                                               --------------------------------
                                                Increase (Decrease)
                                                     Due to
                                               --------------------
                                                Rate        Volume      Total
                                               --------     ------     -------
Loans (taxable)                                $  (151)     $1,150     $  999
Loans (tax-free)                                    21         143        164
Investment securities (taxable)                    (90)        250        160
Investment securities (tax-free)                   (37)         98         61
Time deposits with banks and
 federal funds sold                                (26)        274        248
                                                ------      ------     ------
Total interest income                           $ (283)     $1,915     $1,632
                                                ------      ------     ------

Deposits                                        $  667      $1,277     $1,944
Borrowed funds                                    (154)       (253)      (407)
                                                ------      ------     ------
Total interest expense                          $  513      $1,024     $1,537
                                                ------      ------     ------
Net change in net interest income               $ (796)     $  891     $   95
                                                ======      ======     ======




                                      (11)

Other Income and Expenses:

Other income in the first six months of 2002 increased $348,000 in comparison to the same period of 2001. This increase can be attributed primarily to an additional $101,000 gain from the sale of other real estate and a $46,000 increase in the gain from the sale of securities offset by an $83,000 decrease in the gain on sale of residential mortgages.

Excluding income from asset sales, other income increased $284,000 or 33%, during the first six months of 2002 as compared to the same period of last year. Income from service charges increased $123,000, or 24%, in comparison to the same period of last year while other fee income increased $161,000, or 47%. New products and a larger deposit base contributed to the increases.

Other expenses increased $676,000 or 11% for the period ended June 30, 2002 compared to the same period of the previous year. Salaries and Benefits costs added $318,000, or 10% in comparison to the first six months of 2001. Occupancy and equipment costs rose 15%, data processing costs rose 1% and other operating expenses increased $186,000, or 12%. Included in the total increase is $583,000 that can be attributed to three new community offices.

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

Provision for Income Taxes:
The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                      2002          2001
                                                     ------        ------
Provision at statutory rate                          $1,739        $1,494
Add (Deduct):
 Tax effect of non-taxable interest income             (617)         (610)
 Non-deductible interest expense                         73            95
 Other items, net                                      (120)          (88)
                                                     ------        ------
Income tax expense                                   $1,075        $  891
                                                     ======        ======









                                      (12)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows:
                                       June 30, 2002         December 31, 2001
                                    -------------------   ---------------------
                                    Carrying      Fair    Carrying       Fair
                                     Amount      Value     Amount        Value
                                    --------    ------    --------      ------
                                               (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies                $  8,809    $  8,801   $ 10,453    $ 10,440
Obligations of state &
 political subdivisions               54,656      54,571     51,757      51,632
Mortgage-backed securities           134,537     134,537    125,240     125,240
Corporate debt securities                452         452      1,212       1,212
Equity securities                         10          10         10          10
                                    --------    --------   --------    --------
  Total                             $198,464    $198,371   $188,672    $188,534
                                    ========    ========   ========    ========

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2002 of the Company's Investment Securities classified as available-for-sale:

                                                  June 30, 2002
                                    -------------------------------------------
                                            (Dollars in thousands)
                                                  Gross       Gross
                                                Unrealized  Unrealized
                                    Amortized    Holding      Holding     Fair
                                      Cost        Gains        Losses     Value
                                    ---------   ----------  ----------   ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:                $  8,074      $  103       $  2 $    8,175
Obligations of state and
 political subdivisions:               51,657       1,752         67     53,342
Mortgage-backed securities:           131,216       3,333         12    134,537
Corporate debt securities:                499           0         47        452
Equity securities:                         10           0          0         10
                                     --------      ------       ----   --------
  Total                              $191,456      $5,188       $128   $196,516
                                     ========      ======       ====   ========










                                      (13)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2002 of the Company's Investment Securities classified as held-to-maturity:

                                                 June 30, 2002
                                   --------------------------------------------
                                             (Dollars in thousands)
                                                Gross        Gross
                                              Unrealized   Unrealized
                                   Amortized    Holding      Holding      Fair
                                      Cost       Gains        Losses      Value
                                   ---------  ----------  -----------    ------
U.S. Treasury securities and
 obligations of U.S.
 government agencies:                $  634      $  0           $ 8      $  626
Obligations of state and
 political subdivisions:              1,314         0            85       1,229
                                     ------      ----           ---      ------
   Total                             $1,948      $  0           $93      $1,855
                                     ======      ====           ===      ======

The following table shows the amortized cost and approximate fair value of the company's debt securities at June 30, 2002 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               Available-for-sale           Held-to-maturity
                             ------------------------   -----------------------
                             Amortized          Fair    Amortized         Fair
                                Cost           Value       Cost          Value
                             ---------        -------   ---------       -------
                              (Dollars in Thousands)     (Dollars in Thousands)
Amounts maturing in:
 One year or less             $   999        $  1,018      $   0         $    0
 After one year through
  five years                    3,340           3,380          0              0
 After five years through
  ten years                     5,051           5,305          0              0
 After ten years               50,840          52,266      1,948          1,855
 Mortgage-backed securities   131,216         134,537          0              0
                             --------        --------     ------         ------
   Total                     $191,446        $196,506     $1,948         $1,855
                             ========        ========     ======         ======

Gross proceeds from the sale of investment securities for the periods ended June 30, 2002 and 2001 were $33,974,698 and $21,408,149 respectively with the gross realized gains being $342,664 and $418,785 respectively, and gross realized losses being $11,097 and $132,634, respectively.

At June 30, 2002 and 2001, investment securities with a carrying amount of $95,716,853 and $84,322,599 respectively, were pledged as collateral to secure public deposits and for other purposes.




                                      (14)

Loans:
The following table sets forth detailed information concerning the composition of the company's loan portfolio as of the dates specified:

                                               June 30, 2002   December 31, 2001
                                               --------------  -----------------
                                                Amount     %     Amount      %
                                               --------  ----- ---------   ----
                                                     (Dollars in thousands)

Real estate loans, secured by residential
  properties                                   $ 71,393   15.4   $ 82,403  18.5
Real estate loans, secured by nonfarm,
  nonresidential properties                     201,319   43.3    191,852  43.1
Commercial & industrial loans                   107,632   23.2     94,360  21.2
Loans to individuals for household,
  family and other personal expenditures         63,936   13.8     62,786  14.1
Loans to state and political subdivisions        20,222    4.3     13,949   3.1
All other loans, including overdrafts                43    0.0        128   0.0
                                               --------  -----   -------- -----
Total Gross Loans                              $464,545  100.0   $445,478 100.0
 Less: Allow. for Loan Losses                    (5,878)           (5,594)
                                               --------          --------
Net Loans                                      $458,667          $439,884
                                               ========          ========

The following table sets forth certain information with respect to the company's allowance for loan losses and charge-offs:

                                       Three months             Year to date
                                          Ended                     Ended
                                         June 30,                  Dec 31,
                                          2002                      2001
                                       ------------             ------------
                                               (Dollars in thousands)

Balance, January 1                        $5,594                    $5,250
Recoveries Credited                           77                       191
Losses Charged                              (443)                   (1,067)
Provision for Loan Losses                    650                     1,220
                                          ------                    ------
Balance at End of Period                  $5,878                    $5,594
                                          ======                    ======








                                      (15)

The following table presents information about the company's non-performing assets for the periods indicated:

                                June 30, 2002            Dec 31, 2001
                                -------------            ------------
                                        (Dollars in thousands)

Nonaccrual loans
 Impaired                           $    0                    $   0
 Other                                 378                      343
Loans past due 90 days or more
 and still accruing                    214                      426
                                    ------                    -----
  Total non-performing loans           592                      769
Other Real Estate Owned              1,000                       50
                                    ------                    -----
  Total non-performing assets       $1,592                    $ 819
                                    ======                    =====

                                June 30, 2002            Dec 31, 2001
                                -------------            ------------
Non-performing loans as a
 percentage of gross loans            0.1%                     0.2%
                                      ====                     ====

Non-performing assets as a
 percentage of total assets           0.2%                     0.1%
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

Other real estate consists of property acquired through foreclosure. The property is carried at the lower of cost or the estimated fair value based on an independent appraisal. At June 30, 2002, the balance of Other Real Estate consisted of one property which management believes will be disposed of during 2002 with no negative impact.


Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to
                                      (16)
examinations performed by regulatory authorities and the Company's independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first six months of 2002 with an extra $100,000 provision in March and June. A monthly provision of $60,000 was credited to the allowance for loan losses during the first six months of 2001. The ratio of the loan loss reserve to total loans at June 30, 2002 and 2001 was 1.27% and 1.28%, respectively.


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


                                      (17)

The short-term liquidity position of the company is strong as evidenced by $25,942,000 in cash and cash equivalents and $3,557,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $5,514,000 or 3% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $28 million. The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.


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

Total stockholders' equity increased $6,222,000 or 12% during the first six months of 2002 comprised of an increase in retained earnings in the amount of $2,740,000 after paying cash dividends, $678,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $2,804,000 increase in other comprehensive income. During the same period of 2001, total stockholders' equity increased $3,383,000, or 7%, comprised of an increase in retained earnings of $2,418,000, after paying cash dividends and $489,000 from stock issued through Dividend Reinvestment and a $476,000 increase in other comprehensive income. The total dividend payout during the first six months of 2002 and 2001 represents $.50 per share and $.42 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $3,418,000 and $2,907,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2002, First National Community Bank met all capital requirements with a leverage ratio of 7.62% and core capital and total risk-based capital ratios of 10.31% and 11.43%, respectively.






                                      (18)

Part II  Other Information

Item 1 - Legal Proceeding
     The Bank is not involved in any material pending legal proceedings, other than routine litigation incidental to the business.

Item 2 - Changes in Securities
     None

Item 3 - Defaults upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     The 2002 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 15, 2002 at the Company's Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania, for the purpose of electing four Class A Directors to serve for a three-year term.
o        The following Class A directors were elected to serve until 2005:
                  Michael J. Cestone, Jr.
                  Joseph J. Gentile
                  Joseph O. Haggerty
                  Louis A. DeNaples

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8 - K
     None
















                                      (19)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC



Date: August 5, 2002                  /s/ J. David Lombardi
      --------------                  ---------------------
                                      J. David Lombardi, President/
                                      Chief Executive Officer


Date: August 5, 2002                  /s/ William Lance
      --------------                  ---------------------
                                      William Lance, Treasurer/
                                      Principal Financial Officer


























                                      (20)