Form 10-Q/A
period 2002-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2002-08-23
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                         (AMENDMENT NO. 1 TO FORM 10-Q)

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

                                EXPLANATORY NOTE:

This amendment of First National Community Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2002, which was filed on August 7, 2002, is being made in order to file the certifications required under 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 as Exhibits
99.1 and 99.2.


Item 6 - Exhibits and Reports on Form 8-K (In part, as amended)

Exhibit 99.1 Certification of Principal  Executive Officer Pursuant to 18 U.S.C.
Section 1350

Exhibit 99.2 Certification of Principal  Financial Officer Pursuant to 18 U.S.C.
Section 1350



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.



Date:  August 23, 2002                      /s/ J. David Lombardi
                                            -----------------------------
                                            J. David Lombardi, President/
                                            Chief Executive Officer



Date:  August 23, 2002                      /s/ William S. Lance
                                            -----------------------------
                                            William Lance, Treasurer/
                                            Principal Financial Officer

                                  EXHIBIT 99.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350



In connection with the Quarterly Report of First National Community Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, J. David
Lombardi,  President/Chief  Executive  Officer,  certify,  pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 9.06 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.


                                        /s/ J. David Lombardi
                                        ----------------------
                                        J. David Lombardi
                                        President/
                                        Chief Executive Officer

Date:    August 7, 2002

                                  EXHIBIT 99.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350



In connection with the Quarterly Report of First National Community Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, William S. Lance, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 9.06 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.


                                        /s/ William S. Lance
                                        ----------------------
                                        William S. Lance
                                        Treasurer

Date:    August 7, 2002