Form 10-Q
period 2002-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2002-11-13
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File No.____________

First National Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

102 E. Drinker St. Dunmore, PA 18512
(Address of Principal Executive Offices)

(570) 346-7667
(Registrant’s Telephone Number, Including Area Code)

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

YES X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value
(Title of Class)

2,587,336 shares
(Outstanding at October 25, 2002)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

Page No.
Part I - Consolidated Financial Statements
Item 1. Consolidated Financial Statements
Consolidated Statements of Financial Condition
September 30, 2002 and December 31, 2001	1
Consolidated Statements of Income
Three Months Ended September 30, 2002 and 2001
YTD Ended September 30, 2002 and 2001	2
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001	3-4
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2002	5
Notes to Consolidated Financial Statements	6-7
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7-18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
Part II - Other Information:	19-20
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures	21
Certifications	22-25
Exhibits	26-27

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (Dollars in thousands)

	Sept. 30, 2002	Dec. 31, 2001
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,844	$15,652
Federal funds sold	3,200	0

Total cash and cash equivalents	21,044	15,652
Interest-bearing balances with
financial institutions	3,368	3,161
Securities:
Available-for-sale, at fair value	205,872	186,777
Held-to-maturity, at cost
(fair value $1,395 on September 30, 2002 and
$1,757 on December 31, 2001)	1,331	1,895
Federal Reserve Bank and FHLB stock, at cost	6,241	5,437
Net loans	465,424	439,884
Bank premises and equipment	6,901	6,599
Other assets	17,117	16,902

Total Assets	$727,298	$676,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand - non-interest bearing	$62,380	$52,918
Interest bearing demand	111,070	100,057
Savings	60,759	51,424
Time ($100,000 and over)	88,850	86,840
Other time	220,519	226,095

Total deposits	543,578	517,334
Borrowed funds	116,384	101,610
Other liabilities	5,812	5,577

Total Liabilities	$665,774	$624,521

Shareholders' equity:
Common Stock, $1.25 par value,
Authorized: 20,000,000 shares
Issued and outstanding:
2,587,336 shares at September 30, 2002 and
2,553,797 shares at December 31, 2001	$3,234	$3,192
Additional Paid-in Capital	12,556	11,566
Retained Earnings	40,613	36,492
Accumulated Other Comprehensive Income	5,121	536

Total shareholders' equity	$61,524	$51,786

Total Liabilities and Shareholders' Equity	$727,298	$676,307

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements
(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (Dollars in thousands, except per share amounts)

	Three Months Ended		Year-To-Date
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Interest Income:
Loans	$7,931	$8,237	$23,562	$25,162
Balances with banks	33	58	112	182
Investments	2,841	2,944	8,689	8,291
Federal Funds Sold	50	102	118	335

Total interest income	10,855	11,341	32,481	33,970

Interest Expense:
Deposits	3,607	5,105	11,424	15,941
Borrowed Funds	1,553	1,372	4,520	3,671

Total interest expense	5,160	6,477	15,944	19,612

Net Interest Income
before Loan Loss Provision	5,695	4,864	16,537	14,358
Provision for loan losses	325	180	975	540

Net interest income	5,370	4,684	15,562	13,818

Other Income:
Service charges	346	261	989	781
Other Income	291	238	795	581
Gain on sale of:
Loans	74	65	224	298
Securities	56	283	388	569
Other Real Estate	38	12	218	91

Total other income	805	859	2,614	2,320

Other expenses:
Salaries & benefits	1,781	1,553	5,201	4,655
Occupancy & equipment	629	517	1,892	1,613
Data processing expense	234	215	707	683
Other	904	801	2,652	2,363

Total other expenses	3,548	3,086	10,452	9,314

Income before income taxes	2,627	2,457	7,724	6,824
Income tax expense	550	543	1,625	1,434

NET INCOME	$2,077	$1,914	$6,099	$5,390

Basic earnings per share	$0.81	$0.76	$2.37	$2.13

Diluted earnings per share	$0.77	$0.74	$2.29	$2.09

Weighted average number of
basic shares	2,579,094	2,534,719	2,568,262	2,526,461

Weighted average number of
diluted shares	2,682,570	2,602,154	2,660,920	2,581,549

See notes to financial statements
(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	Sept 30, 2002	Sept 30, 2001
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$33,132	$33,855
Fees & Commissions Received	1,784	1,361
Interest Paid	(17,157)	(20,185)
Income Taxes Paid	(1,858)	(1,576)
Cash Paid to Suppliers & Employees	(9,588)	(8,110)

Net Cash Provided by Operating Activities	$6,313	$5,345

Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	38,248	38,012
Proceeds from Calls prior to maturity	30,793	25,786
Proceeds from Maturities	1,000	0
Purchases	(83,346)	(115,821)
Securities held to maturity:
Proceeds from Calls prior to maturity	643	274
Net Increase in Interest-Bearing Bank Balances	(207)	(99)
Purchase of life insurance	0	(6,500)
Net Increase in Loans to Customers	(27,024)	(34,335)
Capital Expenditures	(1,100)	(915)

Net Cash Used by Investing Activities	$(40,993)	$(93,598)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits,
Money Market Demand, NOW Accounts,
and Savings Accounts	$29,810	$23,636
Net Increase (Decrease) in Certificates
of Deposit	(3,566)	24,199
Net Increase in Borrowed Funds	14,774	32,587
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	850	675
Net Proceeds from Issuance of Common Stock-
Stock Option Plans	182	57
Dividends Paid	(1,978)	(1,641)

Net Cash Provided by Financing Activities	$40,072	$79,513

Net Increase in Cash and Cash Equivalents	$5,392	$(8,740)
Cash & Cash Equivalents at Beginning of Year	$15,652	$19,804

CASH & CASH EQUIVALENTS AT END OF PERIOD	$21,044	$11,064

(Continued)
(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Income	$6,099	$5,390

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	663	197
Depreciation	799	749
Provision for Probable Credit Losses	975	540
Provision for Deferred Taxes	(132)	(85)
Gain on Sale of Loans	(224)	(299)
Gain on Sale of Investment Securities	(388)	(569)
Gain on Sale of Other Real Estate	(218)	(91)
Decrease in Taxes Payable	(208)	(107)
Increase in Interest Receivable	(12)	(313)
Decrease in Interest Payable	(1,213)	(572)
Increase in Prepaid Expenses and
Other Assets	(630)	(420)
Increase in Accrued Expenses and
Other Liabilities	802	925

Total Adjustments	$214	$(45)

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$6,313	$5,345

See notes to financial statements
(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’EQUITY
For The Nine Months Ended September 30, 2002
(In thousands, except share data)
(UNAUDITED)

		COMMON STOCK
	COMP- REHEN- SIVE INCOME	SHARES	AMOUNT	ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUM- ULATED OTHER COMP- REHEN- SIVE INCOME/ (LOSS)	TOTAL
BALANCES, DECEMBER 31, 2001		2,553,797	$3,192	$11,566	$36,492	$536	$51,786
Comprehensive Income:
Net income for the period	$6,099				6,099		6,099
Other comprehensive income, net
of tax:
Unrealized gain on securities
available-for-sale, net of
deferred income taxes
of $2,362	4,197
Reclassification adjustment	388

Total other comprehensive income, net of tax	4,585					4,585	4,585

Comprehensive Income	10,684

Issuance of Common Stock -
Stock Option Plans		6,000	8	174			182
Issuance of Common Stock through Dividend Reinvestment		27,539	34	816			850
Cash dividends paid, $0.77 per share					(1,978)		(1,978)

BALANCES, SEPTEMBER 30, 2002		2,587,336	$3,234	$12,556	$40,613	$5,121	$61,524

See notes to financial statements
(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.

        These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2001.

     (2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 2,568,262 and 2,526,461 for the periods ending September 30, 2002 and 2001, respectively.

        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 2,660,920 and 2,581,549 for the periods ending September 30, 2002 and 2001, respectively.

(6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended September 30, 2002 and 2001. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

Background

        First National Community Bancorp, Inc. (the company) is a Pennsylvania Corporation, incorporated in 1997 and is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the bank). On November 2, 2000, the Federal Reserve Bank of Philadelphia approved the company’s application to change its status to a financial holding company as a complement to the company’s strategic objective. The bank is a wholly-owned subsidiary of the company.

        The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of September 30, 2002, the company had 14 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At September 30, 2002, the company had 204 full-time equivalent employees.

        The bank was established as a national banking association in 1910 as “The First National Bank of Dunmore.” Based upon shareholder approval received at a Special Shareholders’ Meeting held October 27, 1987, the bank changed its name to “First National Community Bank” effective March 1, 1988. The bank’s operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Fashion Mall	July 1988
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002

(7)

        The bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan and deposit instruments. As a result of the bank’s partnership with INVEST, our customers are able to access alternative products such as mutual funds, bonds, equities and annuities directly from our INVEST representatives.

        During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the Bank to manage, operate and liquidate properties acquired through foreclosure.

Summary:

        Net income for the nine months ended September 30, 2002 amounted to $6,099,000, an increase of $709,000 or 13% compared to the same period of the previous year. This increase can be mainly attributed to the $2,179,000 improvement in net interest income before the provision for credit losses and the $294,000 increase in other income. Non-interest expenses increased $1,138,000, or 12%, over the same period of last year due to costs associated with three new community offices and increased operating expenses.

RESULTS OF OPERATIONS

Net Interest Income:

        The Company’s primary source of revenue is net interest income which totaled $16,537,000 and $14,358,000 (before the provision for credit losses) during the first nine months of 2002 and 2001, respectively. Year to date net interest margins (tax equivalent) increased to 3.51% for 2002 compared to 3.43% in 2001 comprised of a one hundred and ten basis point decrease in the yield earned on earning assets and a one hundred and thirty-seven basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the year-to-date margin increased twenty-two basis points when compared to the same nine month period of last year.

        Earning assets increased $42 million to $683 million during the first nine months of 2002 and now total 94.0% of total assets, a slight decrease from the year-end level of 94.9%.

(8)

Yield/Cost Analysis

        The following tables set forth certain information relating to the Company’s Statement of Financial Condition and reflect the weighted average yield on assets and weighted average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing the annualized income or expense by the weighted average balance of assets or liabilities, respectively, for the periods shown:

	Nine-months ended September 30, 2002
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$437,570	$22,822	6.90%
Loans (tax-free) (1)	18,611	740	7.95
Investment securities (taxable)	155,044	6,654	5.72
Investment securities (tax-free)(1)	51,681	2,035	7.96
Time deposits with banks and
federal funds sold	12,565	230	2.43

Total interest-earning assets	675,471	32,481	6.66%

Non-interest earning assets	36,782

Total Assets	$712,253

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$479,427	$11,424	3.19%
Borrowed funds	114,812	4,520	5.19

Total interest-bearing liabilities	594,239	15,944	3.57%

Other liabilities and
shareholders' equity	118,014

Total Liabilities and
Shareholders' Equity	$712,253

Net interest income/rate spread		$16,537	3.09%
Net yield on average interest-
earning assets			3.51%
Interest-earning assets as a
percentage of interest-
bearing liabilities			114%

(1)     Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(9)

	Nine-months ended September 30, 2001
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$397,689	$24,418	8.13%
Loans (tax-free) (1)	15,287	744	9.73
Investment securities (taxable)	130,111	6,425	6.58
Investment securities (tax-free) (1)	46,784	1,866	8.06
Time deposits with banks and
federal funds sold	13,557	517	5.06

Total interest-earning assets	603,428	33,970	7.76%

Non-interest earning assets	28,616

Total Assets	$632,044

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$441,328	$15,942	4.83%
Borrowed funds	88,527	3,670	5.47

Total interest-bearing liabilities	529,855	19,612	4.94%

Other liabilities and
shareholders' equity	102,189

Total Liabilities and
Shareholders' Equity	$632,044

Net interest income/rate spread		$14,358	2.82%
Net yield on average interest-
earning assets			3.43%
Interest-earning assets as a
percentage of interest-
bearing liabilities			114%

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

	Period Ended September 30, (Dollars in thousands) 2002 vs 2001
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(4,102)	$2,506	$(1,596)
Loans (tax-free)	(166)	162	(4)
Investment securities (taxable)	(1,006)	1,236	230
Investment securities (tax-free)	(26)	195	169
Time deposits with banks and
federal funds sold	(251)	(37)	(288)

Total interest income	$(5,551)	$4,062	$(1,489)

Deposits	$(5,544)	$1,027	$(4,517)
Borrowed funds	(241)	1,090	849

Total interest expense	$(5,785)	$2,117	$(3,668)

Net change in net interest income	$234	$1,945	$2,179

	Period Ended September 30, (Dollars in thousands) 2001 vs 2000
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(1,069)	$1,877	$808
Loans (tax-free)	6	196	202
Investment securities (taxable)	(306)	839	533
Investment securities (tax-free)	(43)	176	133
Time deposits with banks and
federal funds sold	(143)	321	178

Total interest income	$(1,555)	$3,409	$1,854

Deposits	$(15)	$1,979	$1,964
Borrowed funds	(283)	(12)	(295)

Total interest expense	$(298)	$1,967	$1,669

Net change in net interest income	$(1,257)	$1,442	$185

(11)

Other Income and Expenses:

        Other income in the first nine months of 2002 increased $294,000 in comparison to the same period of 2001. Service charges and fees increased $422,000, or 31%, over the prior period. Income from service charges increased $208,000, or 27%, in comparison to the same period of last year while other fee income increased $214,000, or 37%. New products and a larger deposit base contributed to the increases. Net gains from the sale of assets are $128,000 less than last year.

        Other expenses increased $1,138,000 or 12% for the period ended September 30, 2002 compared to the same period of the previous year. Salaries and Benefits costs added $546,000, or 12% in comparison to the first nine months of 2001. Occupancy and equipment costs rose 17%, data processing costs rose 4% and other operating expenses increased $289,000, or 12%. Included in the total increase is $611,000 that can be attributed to three new community offices.

Other Comprehensive Income:

        The Company’s other comprehensive income includes unrealized holding gains (losses) on securities which it has classified as available-for-sale in accordance with FASB 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Provision for Income Taxes:

        The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2002	2001
Provision at statutory rate	$2,634	$2,334
Add (Deduct):
Tax effect of non-taxable interest income	(944)	(887)
Non-deductible interest expense	110	135
Other items, net	(175)	(148)

Income tax expense	$1,625	$1,434

(12)

Securities:

        Carrying amounts and approximate fair value of investment securities are summarized as follows:

	September 30, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies	$10,943	$10,943	$10,453	$10,440
Obligations of state &
political subdivisions	58,161	58,225	51,757	51,632
Mortgage-backed securities	137,654	137,654	125,240	125,240
Corporate debt securities	435	435	1,212	1,212
Equity securities	10	10	10	10

Total	$207,203	$207,267	$188,672	$188,534

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2002 of the Company’s Investment Securities classified as available-for-sale:

	September 30, 2002
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and
obligations of U.S.
government agencies:	$10,650	$293	$0	$10,943
Obligations of state and
political subdivisions:	53,377	3,460	7	56,830
Mortgage-backed securities:	133,577	4,156	79	137,654
Corporate debt securities:	499	0	64	435
Equity securities:	10	0	0	10

Total	$198,113	$7,909	$150	$205,872

(13)

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2002 of the Company’s Investment Securities classified as held-to-maturity:

	September 30, 2002
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and
political subdivisions:	$1,331	$64	$0	$1,395

Total	$1,331	$64	$0	$1,395

        The following table shows the amortized cost and approximate fair value of the company’s debt securities at September 30, 2002 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)		(Dollars in Thousands)
Amounts maturing in:
One year or less	$500	$508	$0	$0
After one year through
five years	6,859	7,046
After five years through
ten years	5,421	5,743
After ten years	51,746	54,911	1,331	1,395
Mortgage-backed securities	133,577	137,654	0	0

Total	$198,103	$205,862	$1,331	$1,395

        Gross proceeds from the sale of investment securities for the periods ended September 30, 2002 and 2001 were $38,248,221 and $38,012,340 respectively with the gross realized gains being $405,191 and $727,455 respectively, and gross realized losses being $17,258 and $158,750, respectively.

        At September 30, 2002 and 2001, investment securities with a carrying amount of $106,046,734 and $93,445,333 respectively, were pledged as collateral to secure public deposits and for other purposes.

(14)

Loans:

        The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

	September 30, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans, secured by
residential properties	$73,494	15.6	$82,403	18.5
Real estate loans, secured by
nonfarm, nonresidential properties	203,665	43.2	191,852	43.1
Commercial & industrial loans	107,863	22.9	94,360	21.2
Loans to individuals for household,
family and other personal
expenditures	64,518	13.7	62,786	14.1
Loans to state and political
subdivisions	21,205	4.5	13,949	3.1
All other loans, including overdrafts	830	0.1	128	0.0

Total Gross Loans	$471,575	100.0	$445,478	100.0

Less: Allow. for Loan Losses	(6,151)		(5,594)

Net Loans	$465,424		$439,884

        The following table sets forth certain information with respect to the company’s allowance for loan losses and charge-offs:

	Nine months Ended Sept 30, 2002	Year to date Ended Dec 31, 2001
	(Dollars in thousands)
Balance, January 1	$5,594	$5,250
Recoveries Credited	119	191
Losses Charged	(537)	(1,067)
Provision for Loan Losses	975	1,220

Balance at End of Period	$6,151	$5,594

(15)

        The following table presents information about the company’s non-performing assets for the periods indicated:

	Sept 30, 2002	Dec 31, 2001
	(Dollars in thousands)
Nonaccrual loans
Impaired	$0	$0
Other	373	343
Loans past due 90 days or more
and still accruing	1,608	426

Total non-performing loans	1,981	769

Other Real Estate Owned	1,000	50

Total non-performing assets	$2,981	$819

	Sept 30, 2002	Dec 31, 2001

Non-performing loans as a
percentage of gross loans	0.4%	0.2%

Non-performing assets as a
percentage of total assets	0.4%	0.1%

        Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of nine credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal.

        Other real estate consists of property acquired through foreclosure. The property is carried at the lower of cost or the estimated fair value based on an independent appraisal. At September 30, 2002, the balance of Other Real Estate consisted of one property which management believes will be disposed of during 2002 with no negative impact.

Provision for Credit Losses:

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first nine months of 2002 with an extra $100,000 provision in March, June and

(16)

September.     A monthly provision of $60,000 was credited to the allowance for loan losses during the first nine months of 2001. The ratio of the loan loss reserve to total loans at September 30, 2002 and 2001 was 1.30% and 1.19%, respectively.

Asset/Liability Management, Interest Rate Sensitivity and Inflation

        The major objectives of the company’s asset and liability management are to (1) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges, (2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. First National Community Bank manages these objectives through its Senior Management and Asset and Liability Management Committees. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the Bank’s earnings sensitivity to changes in these rates.

        The company analyzes its interest sensitivity position to manage the risk associated with interest rate movements through the use of gap analysis and simulation modeling. Because of the limitations of the gap reports, the bank uses simulation modeling to project future net interest income streams incorporating the current “gap” position, the forecasted balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios.

        Economic conditions affect financial institutions, as they do other businesses, in a number of ways. Rising inflation affects all businesses through increased operating costs but affects banks primarily through the manner in which they manage their interest sensitive assets and liabilities in a rising rate environment. Economic recession can also have a material effect on financial institutions as the assets and liabilities affected by a decrease in interest rates must be managed in a way that will maximize the largest component of a bank’s income, that being net interest income. Recessionary periods may also tend to decrease borrowing needs and increase the uncertainty inherent in the borrowers’ ability to pay previously advanced loans. Additionally, reinvestment of investment portfolio maturities can pose a problem as attractive rates are not as available. Management closely monitors the interest rate risk of the balance sheet and the credit risk inherent in the loan portfolio in order to minimize the effects of fluctuations caused by changes in general economic conditions.

Liquidity

        The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the bank’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.

(17)

        The short-term liquidity position of the company is strong as evidenced by $21,044,000 in cash and cash equivalents and $3,368,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $13,000,000 or 6% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $30 million.

        The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.

Capital Management

        A strong capital base is essential to the continued growth and profitability of the company and in that regard the maintenance of appropriate levels of capital is a management priority. The company’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 13 to the year end audited financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.

        Total stockholders’ equity increased $9,738,000 or 19% during the first nine months of 2002 comprised of an increase in retained earnings in the amount of $4,121,000 after paying cash dividends, $1,032,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $4,585,000 increase in other comprehensive income. During the same period of 2001, total stockholders’ equity increased $6,657,000, or 14%, comprised of an increase in retained earnings of $3,749,000, after paying cash dividends and $732,000 from stock issued through Dividend Reinvestment and a $2,176,000 increase in other comprehensive income. The total dividend payout during the first nine months of 2002 and 2001 represents $.77 per share and $.65 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $5,153,000 and $4,481,000, respectively.

        The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2002, First National Community Bank met all capital requirements with a leverage ratio of 7.81% and core capital and total risk-based capital ratios of 10.50% and 11.64%, respectively.

(18)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no significant change in the Company's exposure to market risk during the first nine months of 2002. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantiative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2001.

ITEM 4 - CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when needed.
        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II Other Information

Item 1 — Legal Proceeding

        The Bank is not involved in any material pending legal proceedings, other than routine litigation incidental to the business.

Item 2 — Changes in Securities

      None

Item 3 — Defaults upon Senior Securities

      None

Item 4 — Submission of Matters to a Vote of Security Holders

      None

Item 5 — Other Information

      None

(19)

Item 6 — Exhibits and Reports on Form 8 — K

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350 As added by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350 As added by Section 906 of the Sarbanes-Oxley Act of 2002

(20)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date: November 4, 2002	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

Date: November 4, 2002	By: /s/ William Lance
William Lance Principal Financial Officer

(21)

CERTIFICATION

I, J. David Lombardi, President and Chief Executive Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of First National Community Bancorp, Inc.

2.     Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(22)

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that would significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

(23)

CERTIFICATION

I, William Lance, Principal Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of First National Community Bancorp, Inc.

2.     Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(24)

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that would significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	By: /s/ William Lance
William Lance Principal Financial Officer

(25)

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of First National Community Bancorp, Inc. (the “Company”) for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, J. David Lombardi, President/Chief Executive Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 4, 2002	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

(26)

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of First National Community Bancorp, Inc. (the “Company”) for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, William Lance, Principal Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 4, 2002	By: /s/ William Lance
William Lance Principal Financial Officer

(27)