Form 10-K
period 2002-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2003-03-26
CIK 1035976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No.__________

FIRST NATIONAL COMMUNITY BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

102 E. Drinker St., Dunmore, PA (Address of Principal Executive Offices)	18512 (Zip Code)

Registrant's telephone number, including area code     (570) 346-7667

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $1.25 par value
(Title of Class)

        Indicate  by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes X  No ___

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliateswas approximately $85,004,436 at June 28, 2002.

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

        State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.      5,207,676 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to security holders for the Fiscal Year Ended December 31, 2002 are incorporated by reference.

FIRST NATIONAL COMMUNITY BANCORP, INC.

Part I.

Item 1 – Business

CORPORATE PROFILE

The Business of First National Community Bancorp, Inc.

THE COMPANY

        First National Community Bancorp, Inc. (the “company”) is a Pennsylvania business, incorporated in 1997 and is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the “bank”). On November 2, 2000, the Federal Reserve Bank of Philadelphia approved the company’s application to change its status to a financial holding company as a complement to the company’s strategic objective. The bank is a wholly-owned subsidiary of the company.

        The company’s primary activity consists of owning and operating the bank, which provides customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services.

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

        The bank provides many commercial banking services to individuals and businesses, including a wide variety of deposit instruments including Image Checking and E-Statement. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, home equity term loans and lines of credit and “Instant Money” overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. MasterCard and VISA personal credit cards are available through the bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard and VISA processing services to its commercial customers, as well as our Cash Management service which can be accessed with Auto Cash Manager which is personal computer based and FNCBusiness Online, which is Internet based. Both are menu driven products that allow our business customers to have direct access to their account information and the ability to perform internal and external transfers, 24 hours a day, 7 days a week, from their place of business. As a result of the bank’s partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our INVEST representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via the Internet and its ATM network. Automated teller machines are available at the following locations:

Community Offices
Dunmore	Exeter
Scranton	Daleville
Dickson City	Plains
Fashion Mall	Back Mountain
Wilkes-Barre	Clarks Green
Pittston	Hanover Township
Kingston	Nanticoke

Remote Locations
Petro Truck Stop, 98 Grove St., Dupont
Pit-Stop Emporium, RR1 I-81 Exit 60, Dalton
Bill's Shursave Supermarket, Rt. 502, Daleville
Convenient Food Mart, 3021 N. Main Ave., Scranton

        Additionally, to further enhance 24-hour banking services, Telephone Banking (Account Link), Loan by Phone, and Mortgage Link are available to customers. These services provide consumers the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone.

        As of December 31, 2002, industry concentrations exist within the following five industries. Loans and lines of credit to each of these industries were as follows:

Shopping Centers/Complexes	$40,982,000
Office Complexes/Units	$30,992,000
Hotels	$28,996,000
Land Subdivision	$24,286,000
Automobile Dealers	$20,968,000

        First lien mortgages on the real estate and a diverse group of borrowers, including carefully selected automobile dealers, provide security against undue risks in the portfolio.

COMPETITION

        The bank is one of two financial institutions with principal offices in Dunmore. Primary competition in the Lackawanna County market comes from numerous commercial banks and savings and loan associations operating in the area. Our Luzerne County offices share many of the same competitors we face in Lackawanna County as well as several banks and savings and loans that are not in our Lackawanna County market. Deposit deregulation has intensified the competition for deposits among banks in recent years. Additional competition is derived from credit unions, finance companies, brokerage firms, insurance companies and retailers.

SUPERVISION AND REGULATION

        The company is subject to certain annual reporting requirements regarding its business operations. As a registered financial holding company under the Bank Holding Company Act of 1956, as amended, the company is subject to the supervision and examination by the Federal Reserve Board.

        The bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, which includes regular examinations of the bank’s records and operations. As a member of the Federal Deposit Insurance Corporation (FDIC), the bank’s depositors’ accounts are insured up to $100,000 per depositor. To obtain this protection for its depositors, the bank pays an assessment and is subject to the regulations of the FDIC. The bank is also a member of the Federal Reserve System and as such is subject to the rules promulgated by the Federal Reserve Board.

        Financial Services Modernization Legislation. - In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

        In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

        The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

        To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that First National Community Bancorp, Inc. faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than First National Community Bancorp, Inc. has.

        USA Patriot Act of 2001 — In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

        IMLAFATA — As part of the USA Patriot Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including First National Community Bancorp, Inc., to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. First National Community Bancorp, Inc. is also barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. First National Community Bancorp, Inc. has in place a Bank Secrecy Act compliance program.

        Sarbanes-Oxley Act of 2002 — On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

        The Act is the most far-reaching U.S. securities legislation enacted in decades. The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. Due to the SEC’s extensive role in implementing rules relating to many of the Act’s new requirements, the final scope of these requirements remains to be determined.

        The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

        The Act addresses, among other matters:

  audit committees for all reporting companies;
  certification of financial statements by the chief executive officer and the chief financial officer;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  a prohibition on insider trading during pension plan black out periods;
  disclosure of off-balance sheet transactions;
  a prohibition on personal loans to directors and officers; expedited filing requirements for Form 4‘s;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  “real time” filing of periodic reports;
  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.

        The Act contains provisions that were effective upon enactment on July 30, 2002 and provisions that will be phased in for up to one year after enactment. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

        Regulation W — Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. First National Community Bancorp, Inc. is considered to be an affiliate of First National Community Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

  to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and
  to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

        In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

  a loan or extension of credit to an affiliate;
  a purchase of, or an investment in, securities issued by an affiliate;
  a purchase of assets from an affiliate, with some exceptions;
  the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
  the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

        Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

EMPLOYEES

        As of December 31, 2002 the bank employed 236 persons, including 52 part-time employees.

AVAILABLE INFORMATION

         The company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission. You may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains and Internet site that contain reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The company’s web site address is http://www.fncb.com. The company makes available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, we will provide electronic or paper copies of the company’s filings free of charge upon request.

Item 2 - Properties

Property	Location	Ownership	Type of Use
1	102 East Drinker Street Dunmore, PA	Own	Main Office
2	419-421 Spruce Street Scranton, PA	Own	Scranton Branch
3	934 Main Avenue Dickson City, PA	Own	Dickson City Branch
4	277 Scranton/Carbondale Highway Scranton, PA	Lease	Fashion Mall Branch
5	23 West Market Street Wilkes-Barre, PA	Lease	Wilkes-Barre Branch
6	1700 N. Township Blvd. Pittston, PA	Lease	Pittston Plaza Branch
7	754 Wyoming Avenue Kingston, PA	Lease	Kingston Branch
8	1625 Wyoming Avenue Exeter, PA	Lease	Exeter Branch
9	Route 502 & 435 Daleville, PA	Lease	Daleville Branch
10	27 North River Road Plains, PA	Lease	Plains Branch
11	169 North Memorial Highway Shavertown, PA	Lease	Back Mountain Branch
12	269 E. Grove St. Clarks Green, PA	Own	Clarks Green Branch
13	734 Sans Souci Parkway Hanover Township, PA	Lease	Hanover Township Branch
14	194 South Market Street Nanticoke, PA	Own	Nanticoke Branch
15	200 S. Blakely Street Dunmore, PA	Lease	Administrative Center
16	107-109 S. Blakely Street Dunmore, PA	Own	Parking Lot
17	114-116 S. Blakely Street Dunmore, PA	Own	Parking Lot
18	1708 Tripp Avenue Dunmore, PA	Own	Parking Lot

Item 3 — Legal Proceedings

         Neither the company nor its subsidiaries are involved in any material pending legal proceedings, other than routine litigation incidental to the business nor does the company know of any proceedings contemplated by governmental authorities.

Item 4 — Submission of Matters to a Vote of Security Holders

        Not Applicable

Part II.

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

INVESTOR INFORMATION

MARKET PRICES OF STOCK AND DIVIDENDS PAID

        The company’s common stock is not actively traded. The principal market area for the company’s stock is northeastern Pennsylvania. First National Community Bancorp, Inc. is listed in the Over-The-Counter (OTC) Bulletin Board Stocks under the symbol “FNCB”. Quarterly market highs and lows and dividends paid for each of the past two years are presented below. These prices represent actual transactions. The company expects that comparable cash dividends will be paid in the future.

	MARKET PRICE
	HIGH		LOW		DIVIDENDS PAID PER SHARE

QUARTER		20	02
First	$16.50			$15.20	$.125
Second	17.50			15.40	.125
Third	17.13			15.55	.135
Fourth	19.50			16.63	.165

					$0.550
QUARTER		20	01
First	$16.50			$13.75	$.105
Second	17.23			15.63	.105
Third	17.25			16.25	.115
Fourth	18.00			15.25	.160

					$0.485

        * Share and per share information includes the retroactive effect of the 100% stock dividend paid January 31, 2003.

MARKET MAKERS

F.J. Morrissey 1700 Market Street Suite 1420 Philadelphia, PA 19103 (215) 563-8500	Ryan, Beck and Co. 220 South Orange Avenue Livingston, NJ 07039 (973) 597-6000

Monroe Securities 47 State Street Rochester, NY 14614 (716) 546-5560	RBC Dain Rauscher 3 Times Square 24th Floor New York, NY 10036 (866) 835-1422

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-9982

Shareholder questions regarding stock ownership should be directed to the Investor Relations Department at Registrar and Transfer Company at 1-800-368-5948.

DIVIDEND CALENDAR

        Dividends on the company’s common stock, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15. Record dates for dividends are customarily March 1, June 1, September 1, and December 1.

SHAREHOLDERS’ INQUIRIES

        A copy of the company’s Annual Report for the year ended December 31, 2002 on Form 10-K, as required to be filed with the Securities and Exchange Commission, may be obtained free of charge by writing to:

Treasurer
First National Community Bancorp, Inc.
102 East Drinker Street
Dunmore, PA 18512

INTERNET ADDRESS
www.fncb.com

E-MAIL ADDRESS
fncb@fncb.com

Item 6 – Selected Financial Data

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	For the Years Ended December 31,
	2002	2001	2000	1999	1998

Total assets	$735,327	$676,307	$583,852	$540,363	$483,385
Interest-bearing balances with financial institutions	3,368	3,161	3,359	2,874	2,478
Securities	205,492	194,109	152,316	146,528	131,830
Net loans	487,976	439,884	393,125	359,244	324,610
Total deposits	540,475	517,334	460,418	411,126	380,039
Stockholders' equity	62,843	51,786	46,684	37,055	34,678
Net interest income before provision for credit losses	22,060	19,233	19,021	17,643	15,445
Provision for credit losses	1,400	1,220	970	1,020	920
Other income	3,676	3,151	1,382	1,577	1,583
Other expenses	14,248	12,683	11,752	10,795	9,423
Income before income taxes	10,088	8,481	7,681	7,405	6,685
Provision for income taxes	2,063	1,701	1,661	1,756	1,578
Net income	8,025	6,780	6,020	5,649	5,107
Cash dividends paid	$2,832	$2,455	$2,202	$1,922	$1,703
Per share data:
Net income - basic (1)	$1.56	$1.34	$1.20	$1.17	$1.07
Net income - diluted (1)	$1.50	$1.31	$1.20	$1.17	$1.07
Cash dividends (2)	$0.55	$0.49	$0.44	$0.40	$0.36
Book value (1)(3)	$12.21	$10.23	$9.33	$7.70	$7.23
Weighted average number of shares outstanding-basic (1)	5,148,126	5,061,996	5,004,490	4,814,556	4,796,720
Weighted average number of shares outstanding-diluted (1)	5,353,427	5,189,441	5,037,692	4,814,556	4,796,720

(1)	Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 100% stock dividends declared in 2002 and 1998.

(2)	Cash dividends per share have been restated to reflect to retroactive effect of the 100% stock dividends declared in 2002 and 1998.

(3)	Reflects the effect of SFAS No. 115 in the amount of $4,838,000 in 2002, $536,000 in 2001, $880,000 in 2000, $(4,252,000) in 1999, and $791,000 in 1998.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2002, 2001 and 2000. The information presented below should be read in conjunction with the company’s consolidated financial statements and accompanying notes appearing elsewhere in this report.

SUMMARY

        Net Income was $8,025,000 in 2002 which was $1,245,000, or 18%, higher than the $6,780,000 earned in 2001. The $6,780,000 earned in 2001 was $760,000, or 13%, higher than the $6,020,000 earned in 2000. Basic earnings per share were $1.56, $1.34 and $1.20 in 2002, 2001 and 2000. The weighted average number of shares outstanding in 2002 was 5,148,126 while the weighted average number of shares in 2001 and 2000 were 5,061,996 and 5,004,490.

        The earnings improvement recognized in 2002 includes a $2.8 million, or 15%, increase in net interest income before the provision for credit losses, a $359,000, or 17%, increase in fee income and a $166,000 increase in net gains from the sale of assets. Growth also contributed to a $1.6 million, or 12%, increase in operating expenses, a $180,000 increase in the credit loss provision and a $362,000 increase in federal income tax expense.

        The increase in 2001 over 2000 earnings was due primarily to the $1.8 million increase in other income. Included in this component of earnings is $604,000 of gains on the sale of securities, $315,000 from the disposition of other real estate and $298,000 from the sale of residential mortgage loans. Net interest income also improved over $200,000 in 2001 but these increases were partially offset by a $931,000 increase in operating expenses and a $250,000 increase in the provision for credit losses.

        Return on assets for the years ended December 31, 2002, 2001 and 2000 was 1.12%, 1.05% and 1.06%. Return on equity was 13.96% in 2002, 13.50% in 2001 and 14.88% in 2000.

NET INTEREST INCOME

        Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company’s operating income and as such is the primary determinant of profitability. Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Before providing for future credit losses, net interest income increased 15% in 2002 due to growth in loans and securities combined with the positive effect of repricing on interest sensitive assets and liabilities. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

        In 2002, tax-equivalent net interest income improved $2,977,000, or 14%, over the prior period. Growth in loans and securities contributed to increased earnings while deposit liabilities repriced downward.

        Average loans increased $43 million, or 10%, in 2002, but a decrease in the average yield earned resulted in a $1.7 million reduction in interest income. Commercial loan balances increased $52 million on average, but earnings decreased $362,000 as the continued low rate environment reduced the yield earned. Residential mortgage loan balances decreased $10 million on average as most new production loans were sold upon origination. Earnings on mortgage loans were $828,000 lower than in 2001 due to the reduced balances and lower interest rates. Other consumer loan balances increased $1 million in 2002, but earnings decreased $461,000 due to the lower yields earned.

        Average securities increased $24 million during the year, but the improvement in earnings was limited to $138,000 due to the seventy-three basis point reduction in the average yield earned. Money market assets were $2 million lower this year, resulting in a $340,000 decrease in earnings.

        Average interest-bearing deposits increased $32 million, or 7%, in 2002. Low cost savings and demand balances increased $21 million during the year, but the reduction in rates lead to a $951,000 decrease in the cost of these deposits. Certificates of deposit grew $11 million on average, but repricing resulted in a $5 million decrease in the interest expense. Borrowed funds and other interest-bearing liabilities increased $24 million, resulting in an additional $1 million of interest expense.

        Growth of the balance sheet combined with a twenty-seven basis point improvement in the net interest income spread contributed to an improvement in the net interest margin from the 3.42% reported in 2001 to 3.53%. Investment leveraging transactions continued to add to the profitability of the company in 2002, contributing $1 million to pre-tax income at an average spread of 101 basis points. Exclusive of these transactions, the 2002 net interest margin would have improved twenty-six basis points to 3.94%.

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

        As a result of the growth of the balance sheet and the reduction in yields earned and paid, the company’s net interest margin decreased thirty-five basis points to 3.42%. Investment leveraging transactions also added to the profitability of the company in 2001, contributing over $1 million of pre-tax earnings. These transactions, which match assets with liabilities at various points of the interest rate cycle, provided a spread of approximately one hundred twenty-one basis points, thereby reducing the company’s net interest margin. Exclusive of these transactions, the 2001 net interest margin would have been 3.68% compared to 4.07% in 2000.

Yield Analysis
(dollars in thousands-taxable equivalent basis)(1)

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate

ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$329,175	$21,810	6.63%	$281,930	$22,293	7.91%	$233,337	$20,888	8.95%
Commercial loans-tax free	19,250	1,525	7.92%	14,434	1,404	9.73%	10,777	1,065	9.88%
Mortgage loans	22,307	1,742	7.81%	32,524	2,570	7.90%	46,957	3,699	7.88%
Installment loans	91,296	6,918	7.58%	90,331	7,379	8.17%	92,769	7,580	8.17%

Total Loans	462,028	31,995	6.92%	419,219	33,646	8.03%	383,840	33,232	8.66%

Securities-taxable	153,831	8,383	5.45%	134,503	8,567	6.37%	112,851	7,765	6.88%
Securities-tax free	52,119	4,141	7.95%	47,492	3,819	8.04%	42,998	3,525	8.20%

Total Securities	205,950	12,524	6.08%	181,995	12,386	6.81%	155,849	11,290	7.24%

Interest-bearing deposits with banks	3,380	138	4.08%	3,494	228	6.53%	3,202	217	6.78%
Federal funds sold	7,659	127	1.66%	9,517	377	3.96%	3,262	212	6.49%

Total Money Market Assets	11,039	265	2.40%	13,011	605	4.65%	6,464	429	6.63%

Total Earning Assets	679,017	44,784	6.60%	614,225	46,637	7.59%	546,153	44,951	8.23%
Non-earning assets	43,898			35,349			25,063
Allowance for credit losses	(5,995)			(5,284)			(4,935)

Total Assets	$716,920			$644,290			$566,281

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$104,968	$1,750	1.67%	$93,583	$2,549	2.72%	$77,579	$2,194	2.83%
Savings deposits	56,878	799	1.40%	46,892	951	2.03%	44,116	964	2.19%
Time deposits over $100,000	93,501	2,750	2.94%	86,540	4,474	5.17%	75,307	4,480	5.95%
Other time deposits	224,820	9,414	4.19%	220,940	12,594	5.70%	195,621	11,686	5.97%

Total Interest-Bearing Deposits	480,167	14,713	3.06%	447,955	20,568	4.59%	392,623	19,324	4.92%
Borrowed funds and other
Interest-bearing liabilities	116,220	6,086	5.24%	91,793	5,061	5.51%	84,682	5,046	5.96%

Total Interest-Bearing Liabilities	596,387	20,799	3.49%	539,748	25,629	4.75%	477,305	24,370	5.11%
Demand deposits	57,926			48,104			43,774
Other liabilities	5,382			6,503			4,898
Stockholders' equity	57,225			49,935			40,304

Total Liabilities and
Stockholders' Equity	$716,920			$644,290			$566,281

Net Interest Income Spread		$23,985	3.11%		$21,008	2.84%		$20,581	3.12%

Net Interest Margin			3.53%			3.42%			3.77%

(1)	In this schedule and other schedules presented on a tax-equivalent basis, income that is exempt from federal income taxes, i.e. interest on state and municipal securities, has been adjusted to a taxable equivalent basis using a 34% federal income tax rate.

(2)	Excludes non-performing loans.

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

Rate/Volume Variance Report(1)
(dollars in thousands-taxable equivalent basis)

	2002 vs 2001			2001 vs 2000

		Increase (Decrease)		Increase(Decrease)

	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate

Interest Income:
Commercial loans-taxable	$ (483)	$ 3,769	$(4,252)	$ 1,405	$ 4,168	$(2,763)
Commercial loans-tax free	121	469	(348)	339	357	(18)
Mortgage loans	(828)	(807)	(21)	(1,129)	(1,137)	8
Installment loans	(461)	61	(522)	(201)	(189)	(12)

Total Loans	(1,651)	3,492	(5,143)	414	3,199	(2,785)

Securities-taxable	(184)	1,234	(1,418)	802	1,492	(690)
Securities-tax free	322	372	(50)	294	368	(74)

Total Securities	138	1,606	(1,468)	1,096	1,860	(764)

Interest-bearing deposits with banks	(90)	(8)	(82)	11	20	(9)
Federal funds sold	(250)	(74)	(176)	165	403	(238)

Total Money Market Assets	(340)	(82)	(258)	176	423	(247)

Total Interest Income	(1,853)	5,016	(6,869)	1,686	5,482	(3,796)

Interest Expense:
Interest-bearing demand deposits	(799)	277	(1,076)	355	449	(94)
Savings deposits	(152)	200	(352)	(13)	61	(74)
Time deposits over $100,000	(1,724)	360	(2,084)	(6)	669	(675)
Other time deposits	(3,180)	221	(3,401)	908	1,514	(606)

Total Interest-Bearing Deposits	(5,855)	1,058	(6,913)	1,244	2,693	(1,449)
Borrowed funds and other
interest-bearing liabilities	1,025	1,347	(322)	15	423	(408)

Total Interest Expense	(4,830)	2,405	(7,235)	1,259	3,116	(1,857)

Net Interest Income	$ 2,977	$ 2,611	$ 366	$ 427	$ 2,366	$(1,939)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

CURRENT YEAR

        In 2002, tax-equivalent net interest income increased $3 million over the prior year. Balance sheet growth added $2.6 million as the $5 million of income earned on new loans and securities exceeded the $2.4 million cost of new deposits and borrowings. Repricing also provided $366,000 of additional earnings as the continued low rate environment of 2002 provided the opportunity for interest-bearing liabilities to reset to current levels. Interest income was also negatively impacted by the repricing, but to a lesser extent than interest expense.

        Loan growth added $3.5 million to interest income, due to the $4.2 million increase from commercial loans. This increase was offset by the $5.1 million decrease in earnings caused by the repricing of variable rate loans and growth at lower than historical levels. New investment securities provided $1.6 million of additional income less the $1.5 million decrease due to repricing. Income from money market assets decreased $82,000 due to balances and $258,000 due to repricing.

        New deposits added $1.1 million of interest expense, but repricing reduced this cost by $6.9 million. An increase in borrowed funds cost $1.3 million but repricing and new low-cost borrowings lead to a $322,000 decrease in this area of funding.

PRIOR YEAR

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

PROVISION FOR CREDIT LOSSES

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company’s independent auditors. The provision for credit losses was $1,400,000 in 2002, $1,220,000 in 2001 and $970,000 in 2000. The ratio of the loan loss reserve to total loans was 1.24% at December 31, 2002 and 1.26% at December 31, 2001.

OTHER INCOME

Other Income	2002	2001	2000

	(in thousands)
Service charges	$1,371	$1,059	$1,023
Net gain/(loss) on the sale of securities	366	604	(108)
Net gain/(loss) on the sale of loans	339	298	(77)
Net gain on the sale of other real estate	454	91	0
Other	1,146	1,099	544

Total Other Income	$3,676	$3,151	$1,382

        The company’s other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

        In 2002, service charges on deposits improved $312,000, or 30%, due to the growth of the assessable deposit base. Net gains from the sale of other real estate increased $363,000 in 2002 as several of these non-earning assets were disposed of profitably. The decrease recorded in net gains on the sale of securities can be attributed to less activity and the portfolio management performed in the fourth quarter of 2001. The company also continued to shed interest-rate risk by selling over $32 million of the low rate residential mortgage loans that were originated during this low rate environment. A net gain of $339,000 was recognized on these sales.

        During 2001, other income increased $1.8 million over the 2000 total. Security sales provided over $600,000 of net gains as management prepared for rising rates by shedding bonds with extension risk. The company also shed interest rate risk through the sale of $22 million long-term, fixed-rate residential mortgage loans. The sale of these loans at rates ranging from 5.50% to 8.625% resulted in a gain of almost $300,000 in 2001. Other income also improved due to earnings generated from the disposition of properties carried as other real estate and from earnings generated from the purchase of Bank Owned Life Insurance. The increase in service charges on deposits can be attributed to fees associated with automatic teller machines.

OTHER EXPENSES

Other Expenses	2002	2001	2000

	(in thousands)
Salary expense	$5,569	$4,985	$4,675
Employee benefit expense	1,421	1,171	1,177
Occupancy expense	1,388	1,178	1,087
Equipment expense	1,161	987	908
Advertising expense	604	491	507
Data processing expense	941	925	796
Other operating expenses	3,164	2,946	2,602

Total Other Expenses	$14,248	$12,683	$11,752

        During 2002, total other expenses increased $1,565,000, or 12%, over the prior year. Employee costs rose $834,000 which was over 50% of the increase. Occupancy and equipment costs rose $384,000 and all other expenses increased $347,000, or 8%. The company’s overhead ratio, which measures non-interest expense as a percentage of average assets, was 1.99% in 2002 compared to 1.97% in 2001.

        Salary and benefits costs comprised 49% of the company’s total other expenses in 2002. Salaries increased $584,000, or 12% which includes $248,000 attributed to new community offices opened in 2002 and 2001. The $250,000 increase in benefit costs also includes $45,000 due to the new offices as well as increases due to rising health insurance costs, payroll related benefits and a $45,000 increased contribution to the employees’ profit sharing plan. At December 31, 2002, the company had 210 full-time equivalent employees on staff, a 5% increase over the 201 reported last year.

        Occupancy expenses increased $210,000 in 2002 due to the $166,000 of expenses associated with the new offices. Equipment costs rose $174,000, also due to the branch expansion. All other operating expenses rose $347,000, or 8%, due to increased advertising expenses and costs associated with the new offices.

        In 2001, total other expenses increased $931,000, or 8%, from the 2000 level. Employee costs rose $304,000, or 33% of the total while occupancy and equipment expenses increased $170,000. All other expenses increased $457,000, or 49% of the total increase. The company’s overhead ratio was reduced to 1.97% in 2001 compared to 2.08% in the prior year.

        Salary and benefit costs were almost one half of the company’s non-interest expenses. Salaries increased $310,000, or 7%, in 2001 due to merit increases and the additional costs associated with new offices opened in 2000 and 2001. At December 31, 2001, the company had 201 full-time equivalent employees on staff compared to the 186 reported at December 31, 2000.

        Occupancy expenses rose 8% in 2001 due to costs associated with new community offices. Equipment costs rose 9% due to depreciation and maintenance expense on new purchases. All other operating expenses increased 12% during the year. Much of the increase was attributed to rising computer costs and expenses associated with new offices including office supplies and bank courier expense.

PROVISION FOR INCOME TAXES

        Federal income tax expense increased $362,000 compared to the prior period. The $1.6 million improvement in income before tax resulted in a $545,000 increase in the book tax provision. Benefits received from tax-exempt income had a $100,000 positive effect compared to last year while other deferred tax items decreased book income tax by $95,000. The company’s effective tax rate was 20.5% in 2002 and 20.1% in 2001.

        In 2001, federal income tax expense increased $40,000 over the 2000 total. Tax benefits derived from an increased level of tax-exempt income had a $142,000 positive effect while deferred tax items reduced the provision by $185,000. The company’s effective tax rate for 2001 was 20.1% compared to 21.6% in 2000.

FINANCIAL CONDITION

        Total assets increased $59 million, or 9%, in 2002 compared to the $92 million, or 16%, increase recorded last year. Liquidity generated from $23 million of new deposits, $25 million of new borrowings and $11 million of new capital provided funding for $48 million of net loan growth and an $11 million increase in the securities portfolio.

SECURITIES

        The primary objectives in managing the company’s securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

        Total securities increased $11 million in 2002. The continued low rate environment resulted in $47 million of principal being returned in the form of calls or prepayments while an additional $40 million of bonds were sold prior to maturity. In order to fulfill the objective of the securities portfolio and to remain fully invested, over $94 million of new purchases were added during 2002.

        New purchases included $20 million of securities which were funded with structured borrowings, thereby providing a favorable spread between the rate earned on the securities and the cost of the borrowings. As of December 31, 2002, the company had $92 million of these leveraged transactions outstanding. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company’s investment and asset/liability management policies.

        The following table sets forth the carrying value of securities at the dates indicated:

	December 31,
	2002	2001	2000

	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$13,029	$10,453	$17,611
Obligations of state and political subdivisions	57,864	51,757	46,776
Mortgage-backed securities	127,424	125,240	81,147
Corporate debt securities	425	1,212	1,749
Equity securities	6,750	5,447	5,033

Total	$205,492	$194,109	$152,316

        The following table sets forth the maturities of securities at December 31, 2002 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.

	Within One Year	2 - 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total

U.S. Treasury securities	$500	$501	$0	$0	$0	$0	$1,001
Yield	5.50%	2.04%					3.77%
Obligations of U.S. government agencies		7,000	1,039	3,599			11,638
Yield		3.66%	5.15%	4.45%			4.04%
Obligations of state and political subdivisions (1)		1,357	2,992	50,767			55,116
Yield		7.28%	8.01%	7.61%			7.62%
Corporate debt securities				500			500
Yield				2.49%			2.49%
Mortgage-backed securities					123,156		123,156
Yield					5.71%		5.71%
Equity securities (2)						6,750	6,750
Yield						3.67%	3.67%

Total maturities	$500	$8,858	$4,031	$54,866	$123,156	$6,750	$198,161

Weighted yield	5.50%	4.13%	7.27%	7.35%	5.71%	3.67%	6.05%

(1)Yields	on state and municipal securities have been adjusted to a tax-equivalent basis using a 34% federal income tax rate.

(2)	Yield presented represents 2002 actual return.

LOANS

        Total loans increased $49 million, or 11%, in 2002. Real estate loans increased $21 million comprised of a $29 million increase in commercial mortgages and an $8 million reduction in residential mortgage loans. The decrease in residential mortgage loans is due to the sale of over $32 million of loan balances in 2002 to reduce the company's interest rate risk exposure and to create liquidity for future loan fundings. Commercial loans increased $21 million while the $6 million increase in other loans represents tax-free loans.

        Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:

	Loans Outstanding (in thousands)
	2002	2001	2000	1999	1998

Commercial and Financial	$115,651	$94,360	$79,483	$61,337	$49,796
Real Estate	294,864	274,255	246,061	230,029	211,554
Installment	63,258	62,786	62,504	65,075	58,799
Other	20,343	14,077	10,327	7,517	8,748

Total Loans Gross	494,116	445,478	398,375	363,958	328,897
Unearned Discount	0	0	0	0	(4)

Total Loans	494,116	445,478	398,375	363,958	328,893
Allowance for Credit Losses	(6,140)	(5,594)	(5,250)	(4,714)	(4,283)

Net Loans	$487,976	$439,884	$393,125	$359,244	$324,610

        The following schedule shows the repricing distribution of loans outstanding as of December 31, 2002. Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding - Repricing Distribution
(in thousands)

	Within One Year	One to Five Years	Over Five Years	Total

Commercial and Financial	$89,572	$23,001	$3,078	$115,651
Real Estate	144,123	100,582	50,159	294,864
Installment	3,051	57,665	2,542	63,258
Other	7,875	7,653	4,815	20,343

Total	$244,621	$188,901	$60,594	$494,116

Loans with predetermined interest rates	$24,091	$85,432	$54,136	$163,659
Loans with floating rates	220,530	103,469	6,458	330,457

Total	$244,621	$188,901	$60,594	$494,116

ASSET QUALITY

        The company manages credit risk through the application of policies and procedures designed to foster sound underwriting and credit monitoring practices, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond the company’s control.

        The company’s risk management committee meets quarterly or more often as required and makes recommendations to the board of directors regarding provisions for credit losses. The committee reviews individual problem credits and ensures that ample reserves are established considering both general allowances and specific allocations.

        The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

	2002	2001	2000	1999	1998

	(in thousands)
Nonaccrual:
Impaired	$0	$0	$0	$0	$0
Other	37	343	645	288	845
Loans past due 90 days or more and still accruing	299	426	224	498	452
Other Real Estate Owned	0	50	0	0	0

Total Non-Performing Assets	$336	$819	$869	$786	$1,297

        In 2002, total non-performing assets decreased $483,000. Nonaccrual loans decreased $306,000 as $223,000 of the balances carried at December 31, 2001 were charged off and $80,000 were paid in full. Management believes that any losses resulting from the $37,000 of loans currently carried as nonaccrual would be minimal. Loans past due over 90 days decreased $127,000 in 2002, while the $50,000 carried as other real estate owned at December 31, 2001 was recovered in full during 2002.

        During 2001, total non-performing assets decreased $50,000. Nonaccrual loans decreased $302,000 as two credits which amounted to $356,000 at December 31, 2000 were paid off during the year. Loans past due over 90 days increased $202,000 from 2000 and other real estate was comprised of one credit.

        On December 31, 2002, the company’s ratio of nonaccrual loans to total loans was .01% compared to the .08% reported in 2001. We continue to rank well ahead of peer banks in measurements of delinquency. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

        The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years:

Loan Loss Reserve
Allocation (in thousands)

	12/31/02		12/31/01		12/31/00		12/31/99		12/31/98

	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans

Commercial and
Financial	$4,154	76%	$1,577	72%	$2,483	67%	$2,917	61%	$1,706	58%
Real Estate	44	5%	138	7%	190	12%	89	13%	117	14%
Installment	210	19%	183	21%	98	21%	94	26%	92	28%
Unallocated	1,732	--	3,696	--	2,479	--	1,614	--	2,368	--

	$6,140	100%	$5,594	100%	$5,250	100%	$4,714	100%	$4,283	100%

The following schedule presents an analysis of the allowance for credit losses for each of the last five years:

	(in thousands) Years Ended December 31
	2002	2001	2000	1999	1998

Balance, January 1	$5,594	$5,250	$4,714	$4,283	$3,623
Charge-Offs:
Commercial and Financial	256	233	70	123	77
Real Estate	455	474	268	462	50
Installment	307	360	355	271	180

Total Charge-Offs	1,018	1,067	693	856	307

Recoveries on Charged-Off Loans:
Commercial and Financial	2	6	10	23	11
Real Estate	10	20	122	154	1
Installment	152	165	127	90	35

Total Recoveries	164	191	259	267	47

Net Charge-Offs	854	876	434	589	260

Provision for Credit Losses	1,400	1,220	970	1,020	920

Balance, December 31	$6,140	$5,594	$5,250	$4,714	$4,283

Net Charge-Offs during the period as a
percentage of average loans outstanding
during the period	.18%	.21%	.11%	.17%	.09%
Allowance for credit losses as a percentage of
net loans outstanding at end of period	1.24%	1.26%	1.32%	1.30%	1.30%

        Net charge-offs decreased in 2002 to .18% of average loans. The real estate charge-off’s include a $200,000 loss that was subsequently transferred to other real estate owned and recovered through the sale of the property in 2002 and a $170,000 loan which management believes will be partially recovered in 2003. The installment charge-off’s include $264,000 of indirect auto loans of which $143,000 was recovered through sales in 2002. In 2002, $223,000 of balances carried as nonaccrual on December 31, 2001 were charged-off.

DEPOSITS

        The primary source of funds to support the company’s growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $23 million in 2002 including over $20 million in low-cost savings and demand accounts and $3 million in time deposits.

        The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31,
	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(dollars in thousands)
Noninterest bearing demand deposits	$57,926		$48,104		$43,774
Interest-bearing demand deposits	104,968	1.67%	93,583	2.72%	77,579	2.83%
Savings deposits	56,878	1.40%	46,892	2.03%	44,116	2.19%
Time deposits	318,321	3.82%	307,480	5.55%	270,928	5.97%

Total	$538,093		$496,059		$436,397

        Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2002, are summarized as follows:

Time Certificates Of Deposit (in thousands)
3 months or less	$39,179
Over 3 through 6 months	13,323
Over 6 through 12 months	15,026
Over 12 months	15,460

Total	$82,988

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

        The following schedules present information regarding the company’s risk-based capital at December 31, 2002, 2001 and 2000 and selected other capital ratios.

CAPITAL ANALYSIS
(in thousands)

	December 31,
	2002	2001	2000

Tier I Capital:
Shareholders' equity	$58,005	$51,250	$45,805

Total Tier I Capital	$58,005	$51,250	$45,805

Tier II Capital:
Allowable portion of allowance for credit losses	$6,140	$5,594	$5,250

Total Risk-Based Capital	$64,145	$56,844	$51,055

Total Risk-Weighted Assets	$549,300	$505,946	$431,150

CAPITAL RATIOS

	Regulatory Minimum	2002	2001	2000

Total Risk-Based Capital	8.00%	11.68%	11.24%	11.84%
Tier I Risk-Based Capital	4.00%	10.56%	10.13%	10.62%
Tier I Leverage Ratio	4.00%	8.09%	7.56%	7.92%
Return on Assets	N/A	1.12%	1.05%	1.06%
Return on Equity*	N/A	13.96%	13.50%	14.88%
Equity to Assets Ratio*	N/A	8.55%	7.66%	8.00%
Dividend Payout Ratio	N/A	35.29%	36.21%	36.58%

* Includes the effect of SFAS 115 in the amount of $4,838,000 in 2002, $536,000 in 2001 and $880,000 in 2000.

        During 1999, the company implemented a Dividend Reinvestment Plan which has resulted in an influx to capital of $3.7 million to date. The company also adopted stock option plans for directors and senior officers. New capital generated from the exercise of stock options is $441,000 at December 31, 2002. In November 2002, the company declared a 100% stock dividend which was payable January 31, 2003. As a result of this stock dividend, 2,603,838 new shares were issued on the payable date.

        In 2002, regulatory capital increased $6.7 million comprised of a $5.2 million increase in retained earnings after paying cash dividends of $2.8 million, a $1.2 million increase due to the company’s dividend reinvestment plan and a $324,000 increase due to the issuance of shares from the company’s stock option plans. As of December 31, 2002, there were 14,199,980 shares of stock available for future sale or stock dividends. The number of shareholders of record at December 31, 2002 was 1,090. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 13 to the financial statements for further discussion of capital requirements and dividend limitations.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

ASSET AND LIABILITY MANAGEMENT

        The major objectives of the company’s asset and liability management are to:

  manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges, ensure adequate liquidity and funding,
  maintain a strong capital base, and
  maximize net interest income opportunities.

The company manages these objectives through its Senior Management and Asset and Liability Management Committees (ALCO). Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the company’s earnings sensitivity to changes in these rates.

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

        The company’s interest sensitivity at December 31, 2002 was essentially neutral within reasonable ranges; for example, an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

INTEREST RATE GAP

        The following schedule illustrates the company’s interest rate gap position as of December 31, 2002 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.

Interest Rate Sensitivity Analysis
as of December 31, 2002
(in thousands)

	Rate Sensitive

	1 to 90 Days	91 to 180 Days	181 to 365 Days	1 to 5 Years	Beyond 5 Years	Not Rate Sensitive	Total

Commercial loans	$217,052	$4,160	$16,921	$113,822	$25,275	$0	$377,230
Mortgage loans	1,353	732	2,106	11,373	6,086	0	21,650
Installment loans	17,105	5,781	11,440	54,178	6,732	0	95,236

Total Loans	235,510	10,673	30,467	179,373	38,093	0	494,116

Securities-taxable	17,003	13,930	32,559	45,970	35,530	6,750	151,742
Securities-tax free	1,713	640	1,029	16,225	34,143	0	53,750

Total Securities	18,716	14,570	33,588	62,195	69,673	6,750	205,492

Interest-bearing deposits with banks	792	396	2,180	0	0	0	3,368
Federal funds sold	0	0	0	0	0	0	0

Total Money Market Assets	792	396	2,180	0	0	0	3,368

Total Earning Assets	255,018	25,639	66,235	241,568	107,766	6,750	702,976
Non-earning assets	0	0	0	0	0	38,491	38,491
Allowance for credit losses	0	0	0	0	0	(6,140)	(6,140)

Total Assets	$255,018	$25,639	$66,235	$241,568	$107,766	$39,101	$735,327

Interest-bearing demand deposits	$105,142	$0	$0	$0	$0	$0	$105,142
Savings deposits	57,572	504	774	0	0	0	58,850
Time deposits $100,000 and over	39,179	13,323	15,026	15,141	319	0	82,988
Other time deposits	40,361	39,238	51,459	101,422	417	0	232,897

Total Interest-Bearing Deposits	242,254	53,065	67,259	116,563	736	0	479,877

Borrowed funds and other
Interest-bearing liabilities	14,755	1,749	3,557	26,113	80,734	0	126,908

Total Interest-Bearing Liabilities	257,009	54,814	70,816	142,676	81,470	0	606,785
Demand deposits	0	0	0	0	0	60,598	60,598
Other liabilities	0	0	0	0	0	5,101	5,101
Stockholders' equity	0	0	0	0	0	62,843	62,843

Total Liabilities and Stockholders'
Equity	$257,009	$54,814	$70,816	$142,676	$81,470	$128,542	$735,327

Interest Rate Sensitivity gap	$(1,991)	$(29,175)	$(4,581)	$98,892	$26,296	$(89,441)

Cumulative gap	$(1,991)	$(31,166)	$(35,747)	$63,145	$89,441

EARNINGS AT RISK AND ECOMONIC VALUE AT RISK SIMULATIONS

        The company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static gap analysis. Although it will continue to measure its static gap position, the company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet. The ALCO is responsible for focusing on “earnings at risk” and “economic value at risk”, and how both relate to the risk-based capital position when analyzing the interest rate risk.

EARNINGS AT RISK

        Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities reprice equally and simultaneously with market rates (i.e., savings rate). The ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in the interest rate simulation model.

ECONOMIC VALUE AT RISK

        Earnings at risk simulation measures the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the company’s existing assets and liabilities. The ALCO examines this ratio monthly utilizing an increase and decrease of 200 basis points in the interest rate simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

        The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2002 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2002 levels.

	RATES + 200	RATES - 200
Earnings at risk:
Percent change in net interest income	10.46%	(22	.09)%
Economic value at risk:
Percent change in economic value of equity	.68%	10.74%

        Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company’s policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

        The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company’s most liquid assets. At December 31, 2002 cash and cash equivalents totaled $15.5 million, compared to the December 31, 2001 level of $15.7 million. Financing activities provided $47.2 million and operating activities provided $8.8 million of cash and cash equivalents during the year while investing activities utilized $56.1 million. The cash flows provided by financing activities includes increases in deposits and borrowed funds while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

        Core deposits, which represent the company’s primary source of liquidity, averaged $445 million in 2002, an increase of $35 million, or 9%, from the $410 million average in 2001. This increase in average core deposits was supplemented with a $7 million increase in average jumbo certificates and a $24 million increase in average borrowed funds and other interest-bearing liabilities.

        The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks and at the Federal Home Loan Bank of Pittsburgh. The Federal Reserve Discount Window also provides a funding source of last resort.

Item 8 — Financial Statements and Supplementary Data

        The information required in Part II, Item 8 is incorporated by reference from the Company’s Annual Report to security holders for the fiscal year ended December 31, 2002.

Balance Sheet	Exhibit A
Statement of Income	Exhibit B
Statement of Cash Flows	Exhibit C
Statement of Changes in Equity	Exhibit D

        Additional references are made in Part IV, Item 16 of this Form 10-K.

Item 9- Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable

FIRST NATIONAL COMMUNITY BANCORP, INC.

Part III.

Item 10 — Directors and Executive Officers of the Registrant

    A.        Identification of Directors of the Company:

Name	Title	Term Expires	Director Since Company/Bank	Age

Michael G. Cestone	Director	2003	1998/1988	40

Michael J. Cestone, Jr	Director Secretary of the Board Of the Company since 1998 and of the Bank since 1971	2005	1998/1969	71

Joseph Coccia	Director	2004	1998/1998	48

William P. Conaboy	Director	2004	1998/1998	44

Michael T. Conahan	Director	2003	2003/2003	50

Dominick L. DeNaples	Director	2004	1998/1987	65

Louis A. DeNaples	Director Chairman of the Board of the Company since 1998 and of the Bank since 1988	2005	1998/1972	62

Joseph J. Gentile	Director	2005	1998/1989	72

Joseph O. Haggerty	Director	2005	1998/1987	63

J. David Lombardi	Director President and Chief Executive Officer of the Company since 1998 and of the Bank since 1988	2003	1998/1986	54

John P. Moses	Director	2004	1999/1999	56

John R. Thomas	Director	2003	1998/1967	85

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

B.     Identification of Executive Officers of the Company

The following table sets forth selected information about the executive officers of the company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

Name	Office and Position with the Company	Held Since	Bank Employee Since	Age as of February 28, 2003

Louis A. DeNaples	Chairman of the Board	1998	(1)	62
J. David Lombardi	President & Chief Executive Officer	1998	1981	54
Michael J. Cestone, Jr	Secretary	1998	(1)	71
William S. Lance	Treasurer	1998	1991	43

(1)	Messrs. DeNaples and Cestone are non-management members of the Board of Directors of the Company.

Identification	of executive officers of the bank:

Name	Office/Position with Bank	Held Since	Bank Employee Since	Age as of February 28, 2003

Louis A. DeNaples	Chairman of the Board	1988	(1)	62

J. David Lombardi	President and Chief Executive Officer	1988	1981	54

Gerard A. Champi	Executive Vice President Retail Sales Division Manager	1998	1991	42

Thomas P. Tulaney	Executive Vice President Commercial Sales Division Manager	1998	1994	43

Stephen J. Kavulich	First Senior Vice President Loan Administration/Compliance Division Manager	1998	1991	57

William S. Lance	First Senior Vice President Finance Control Division Manager	1999	1991	43

Michael J. Cestone, Jr	Secretary	1988	(1)	71

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

E.	Business Experience:

Michael G. Cestone	President, S. G. Mastriani Company (General Contractor)

Michael J. Cestone, Jr	President, M. R. Co. (Real Estate Corporation) C.E.O., S. G. Mastriani Company

Joseph Coccia	President, Coccia Ford, Inc. President, Coccia Lincoln Mercury, Inc.

William P. Conaboy	Vice President, General Counsel, Allied Services

Michael T. Conahan	President Judge, Luzerne County Court of Common Pleas

Dominick L. DeNaples	President F & L Realty Corp. Vice President, DeNaples Auto Parts, Inc. Vice President, Keystone Landfill Inc.

Louis A. DeNaples	President, DeNaples Auto Parts, Inc. President, Keystone Landfill, Inc. Vice President, F & L Realty Corp.

Joseph J. Gentile	President, Dunmore Oil Co., Inc.

Joseph O. Haggerty	Retired Superintendent, Dunmore School District

William S. Lance	First Senior Vice President since 1999 Senior Vice President since 1994

J. David Lombardi	President and Chief Executive Officer since 1988

John P. Moses	Partner, Moses & Gelso, L.L.P., Attorneys at Law

John R. Thomas	Retired Executive Former Chairman of the Board, Wesel Manufacturing Company (design and manufacturing of precision machinery)

F.        Involvement in Certain Legal Proceedings:

        No officer or director is involved in legal proceedings pursuant to this item.

G.     Promoters and Control Persons:

        NONE

Item 11 — Executive Compensation

Summary Compensation Table

        The following table sets forth all cash compensation paid by the company for services rendered in all capacities during each of the last three fiscal years to the Chief Executive Officer of the Company and to all Executive Officers whose salary and bonus exceed $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Other Annual Compen- sation(3) ($)	Restricted Stock Award(s) ($)	Securities Under- Lying Options/ SARs(4) (#)	LTIP Payouts ($)	All Other Compen- Sation(5) ($)

J. David Lombardi,
President and Chief
Executive Officer of	2002	$219,000	$300,000	$-	$0	6,000	$0	$34,800
the Company and the	2001	199,000	275,000	-	0	6,000	0	29,820
Bank	2000	199,000	275,000	-	0	6,000	0	28,868

Thomas P. Tulaney,	2002	$100,500	$80,000	$-	$0	4,000	$0	$17,764
Executive Vice	2001	97,500	70,000	-	0	4,000	0	16,064
President of the Bank	2000	94,500	60,000	-	0	4,000	0	14,777

Gerard A. Champi,	2002	$93,000	$80,000	$-	$0	4,000	$0	$16,982
Executive Vice	2001	90,000	70,000	-	0	4,000	0	15,297
President of the Bank	2000	87,000	60,000	-	0	4,000	0	14,008

Stephen J
Kavulich, First	2002	$76,500	$35,000	$-	$0	4,000	$0	$10,563
Senior Vice	2001	74,000	32,000	-	0	4,000	0	9,771
President of the Bank	2000	71,500	30,000	-	0	4,000	0	9,339

William S. Lance,
First Senior Vice President of the Bank	2002	$76,250	$34,000	$-	$0	4,000	$0	$10,432
	2001	73,250	30,000	-	0	4,000	0	9,536
	2000	70,750	27,000	-	0	4,000	0	8,954

1 Includes directors' fees of $24,000 for 2002, 2001 and 2000 for Mr. Lombardi.

2 Cash bonuses are awarded at the conclusion of a fiscal year based upon the Board of Directors’ subjective assessment of the Company’s performance as compared to both budget and prior fiscal year performance, and the individual contributions of the officers involved.

3 The named executive officers did not receive perquisites or other personal benefits during 2002 which, in the aggregate, cost the Company the lesser of $50,000 or 10% of the named executive officers salary and bonus earned during the year. Perquisites and other personal benefits which were received by the named executives were valued based on their cost to the Company.

4 The amounts listed represent stock options granted to the persons listed in the form of qualified incentive stock options which were granted at the fair market value on the date of grant. As of March 28, 2003, (the record date) all options are exercisable and expire ten years after the date on which the award is granted. All awards have been adjusted to reflect the retroactive effect of the 100% stock dividend paid January 31, 2003.

5 For Mr. Lombardi, includes $19,800, $16,320 and $16,368 contributed by the company pursuant to the Employees’ Profit Sharing Plan for 2002, 2001 and 2000, respectively and includes a director’s bonus of $10,000 in 2002, $8,500 in 2001 and $7,500 in 2000, respectively. Also includes premiums paid to purchase additional life insurance in the amount of $5,000 in 2002, 2001 and 1999. For Mr. Tulaney, Mr. Champi, Mr. Kavulich, and Mr. Lance, represents amounts contributed by the company to the Employees’ Profit Sharing Plan in the years shown.

Option Grants in 2002

        The following table shows the stock options granted to the person listed in 2002, and their potential value at the end of the option’s term, assuming certain levels of appreciation of the company’s common stock.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term (1)

Name (a)	Number of Securities Underlying Option/SARs Granted (#) (2) (b)	Percent of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)	5% ($) (f)	10% ($) (g)

J. David Lombardi	6,000	9.52%	$15.985	08/28/12	$60,312	$152,856

Thomas P. Tulaney	4,000	6.35%	$15.985	08/28/12	$40,208	$101,904

Gerard A. Champi	4,000	6.35%	$15.985	08/28/12	$40,208	$101,904

Stephen J. Kavulich	4,000	6.35%	$15.985	08/28/12	$40,208	$101,904

William S. Lance	4,000	6.35%	$15.985	08/28/12	$40,208	$101,904

(1)     The dollar amounts under these columns are the result of calculations at the 5% and the 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the company’s common stock price.

(2)     All options outstanding become immediately exercisable in the event of a change in control.

(3)     All options have been restated to reflect the retroactive effect of the 100% stock dividend paid January 31, 2003.

Stock Options and Stock Appreciation Rights Exercised in 2002 and Year-End Values

        The following table reflects the number of stock options and stock appreciation rights exercised by the Named Executive Officers in 2002, the total gain realized upon exercise, the number of stock options held at the end of the year, and the realizable gain of the stock options that are “in-the-money.” In-the-money stock options are stock options with exercise prices that are below the year-end stock price because the stock value increased since the date of the grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End #		Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End (2) ($)

Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized ($) (1) (c)	Exercisable (d)	Unexercisable (e)	Exercisable (f)	Unexercisable (g)

J. David Lombardi	0	$0	10,000	6,000	$29,750	$16,590
Thomas P. Tulaney	0	0	8,000	4,000	$25,800	$11,060
Gerard A. Champi	0	0	8,000	4,000	$25,800	$11,060
Stephen J. Kavulich	0	0	8,000	4,000	$25,800	$11,060
William S. Lance	0	0	7,800	4,000	$24,905	$11,060

(1)     Based upon the difference between the closing price of the Common Stock on the date or dates of exercise and the exercise price or prices for the stock options or stock appreciation rights.

(2) Based upon the closing price of the Common Stock on December 31, 2002 of $18.75 per share, as adjusted for the 100% stock dividend paid January 31, 2003. As of December 31, 2002, no stock appreciation rights were outstanding under the Plan.

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

        This agreement provided for a base annual salary of $200,000 in 2003. Additional compensation by way of salary increases, bonuses or fringe benefits may be established from time to time by appropriate board action. The agreement does not preclude Mr. Lombardi from serving as a director of the company and the bank and receiving related fees.

        The Agreement may be terminated by the company with or without “just cause” (“just cause” is defined in the agreement), or upon death, permanent disability, or normal retirement of Mr. Lombardi, or, upon the termination of Mr. Lombardi’s employment by resignation or otherwise. In the event employment is terminated with “just cause”, Mr. Lombardi shall receive salary payment at his then effective base salary as if his employment had not been terminated for a period of three (3) months, excluding bonuses or fringe or supplemental payments theretofore authorized by the Board of Directors. In the event that the termination of employment is occasioned by the company without just cause, Mr. Lombardi shall continue to receive each month for a period of two (2) years from the effective date of termination; (1) his monthly base salary payments from the bank at the rate in effect on the date of the termination; (2) his monthly Board of Directors fee; and (3) one (1/12th) twelfth of the average of the bonuses paid to him over the preceding three (3) years; all computed as if his employment had not been terminated.

        In the event that there is a “change in control” (as defined in the Agreement) and as a result thereof Mr. Lombardi’s employment is terminated or his duties or authority are substantially diminished or he is removed from the office of Chief Executive Officer of the reorganized employer, Mr. Lombardi may terminate his employment by giving notice to the bank within sixty (60) days of the occurance in the “change of control”. Upon such termination, the company is obligated to pay Mr. Lombardi the total sum of the following: (1) three (3) times his then annual base salary which was in effect as of the date of the change in control; (2) three (3) times his then annual Board of Director’s fee; and (3) three (3) times the average of his bonuses for the prior three (3) years.

        Subsequent to termination, Mr. Lombardi shall not accept employment in any office or branch of any financial institution or subsidiary in Lackawanna County for a period of three (3) years, unless such severance was made by the company “without just cause”.

Compensation of Directors

        Members of the bank’s Board of Directors are compensated at a rate of $1,000 per board meeting, including four (4) compensated absences at full compensation, after which members are not paid for any unexcused absence. Excused absences are limited to non-attendance due to other bank business. The aggregate amount of such fees paid in 2002 was $259,000. In 2002, Michael J. Cestone, Jr. and John R. Thomas were compensated $14,000, in the aggregate, for special services (respectively Secretary and Investment Advisor) rendered to the bank. All directors of the bank also received a bonus of $10,000 in 2002. During 2002, the Board of Directors of the company held five (5) meetings. Directors received no additional remuneration for attendance at meetings of the Board of Directors of the company. Members of the Bank’s Senior Loan Committee do not receive a fee for attendance at Senior Loan Committee meetings. Members of the Audit Committee of both the company and the bank do not receive remuneration for attending Audit Committee meetings.

Item 12- Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information, as of February 28, 2003, regarding the beneficial ownership of Company Stock of each director and nominee, all directors and principal officers as a group, and all persons who own beneficially more than five percent of the outstanding common stock of the Company. Management knows of no persons, other than directors Louis A. DeNaples and Dominick L. DeNaples, who own beneficially more than five percent of the outstanding Company Stock. Unless otherwise listed, shares beneficially owned represent sole voting and investment power of the individuals named.

	Shares Beneficially Owned (1)	Percent of Class(2)

Michael G. Cestone (3)	36,564	0.67%
Michael J. Cestone, Jr. (4)	84,784	1.55%
Joseph Coccia (5)	49,766	0.91%
William P. Conaboy (6)	12,545	0.23%
Michael T. Conahan (7)	800	0.02%
Dominick L. DeNaples (8)	424,261	7.76%
Louis A. DeNaples (9)	500,452	9.15%
Joseph J. Gentile (10)	204,206	3.74%
Joseph O. Haggerty (11)	16,669	0.30%
William S. Lance (12)	13,878	0.25%
J. David Lombardi (13)	68,575	1.25%
John P. Moses (14)	18,736	0.34%
John R. Thomas (15)	84,202	1.54%
All directors and principal officers as a group (13 persons)	1,515,438	27.73%

Note: As used throughout, the term “principal officers” refers to Executive Officers of the Company including President and Treasurer.

1.

The securities “beneficially owned” by an individual are determined in accordance with the definitions of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission and may include securities owned by or for the individual’s spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days after February 28, 2003. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, all shares are beneficially owned by the reporting person individually or jointly with his spouse. All numbers here have been rounded to the nearest whole number.

2.	Percentages assume that all options exercisable within sixty days of February 28, 2002 have been exercised. Therefore, on a pro forma basis, 5,466,476 shares would be outstanding.

3.	Includes 12,000 exercisable stock options, 1,812 shares held in street name and 400 shares held jointly with his children.

4.	Includes 43,132 shares held in street name, 16,180 shares held individually by his spouse and 12,000 exercisable stock options.

5.	Includes 12,000 exercisable stock options.

6.	Includes 8,000 exercisable stock options and 3,352 shares held in street name.

7.	Includes 800 shares held in street name.

8.	Includes 51,608 shares held jointly with his children and 12,000 exercisable stock options.

9.	Includes 20,877 shares held jointly with his children, 4,000 exercisable stock options, 5,400 shares held in street name and 4,606 shares held individually by his spouse.

10.	Includes 14,000 shares held in street name, 44,146 shares held individually by his spouse and 12,000 exercisable stock options.

11.	Includes 8,000 exercisable stock options.

12.	Includes 11,800 exercisable stock options.

13.	Includes 50,030 shares held in street name, 16,000 exercisable stock options and 217 shares held individually by his spouse.

14.	Includes 9,912 shares held in street name and 8, 000 exercisable stock options.

15.	Includes 12,044 shares held individually by his spouse and 12,000 exercisable stock options.

Equity Compensation Plan Information

        The following table summarizes our equity compensation plan information as of December 31, 2002. Information is included for both equity compensation plans approved by First National Community Bancorp, Inc. shareholders and equity compensation plans not approved by First National Community Bancorp, Inc. shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1) (2) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of shares available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)

Equity compensation plans
approved by First
National Community
Bancorp, Inc. shareholders	258,800	$15.81	323,100

Equity compensation plans
not approved by First
National Community
Bancorp, Inc. shareholders	0	0	0

Totals	258,800	$15.81	323,100

(1)	The number of shares to be issued upon exercise of outstanding options includes any options will become exercisable within sixty (60) days after December 31, 2002.

(2)

All share and per share information has been restated to reflect the retroactive effect of the 100% stock dividend paid January 31, 2003. The company’s equity compensation plans include the 2000 Independent Directors Stock Option Plan and the 2000 Employee Stock Incentive Plan which were approved by shareholders on May 16, 2001.

Item 13 — Certain Relationships and Related Transactions

        Some of the directors and officers of the company and bank and the companies with which they are associated were customers of, and had banking transactions with, the bank in the ordinary course of its business during 2002 and the bank expects to have such banking transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and in the opinion of the Board of Directors of the company, do not involve more than a normal risk of collectibility or present other unfavorable features.

         Insider Trading Matters

        NONE

Item 14 – Controls and Procedures

        Within 90 days prior to the date of this Form 10-K, First National Community Bancorp, Inc. carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, First National Community Bancorp Inc.‘s disclosure controls and procedures are effective in timely alerting them to material information relating to First National Community Bancorp, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in First National Community Bancorp, Inc.‘s internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date First National Community Bancorp, Inc. carried out its evaluation.

        The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 15 – Principal Accountant Fees and Services

        Demetrius & Company, L.L.C., Certified Public Accountants, of Wayne, New Jersey, has been appointed as the company’s independent auditor for the fiscal year ending December 31, 2003. Services for 2003 will include an audit and opinion on the company’s consolidated financial statements as well as a review of the schedules to be included in the company’s Form 10-K filing with the Securities and Exchange Commission. All professional services rendered by Demetrius & Company, L.L.C. will be furnished at customary rates and terms after Audit Committee approval. Demetrius & Company, L.L.C. served as the company’s independent auditors for the 2002 fiscal year.

        Robert Rossi & Co., Olyphant, PA, has been retained as assistant auditor and as such will perform all audit procedures necessary for the purpose of assisting the lead auditor in their expression of an opinion on the company’s financial statements. In addition to performing customary audit services, Robert Rossi & Co. will assist the company with the preparation of its federal and state tax returns, and will provide assistance in connection with regulatory matters, charging the company for such services at its customary hourly billing rates. Robert Rossi & Co. was retained in the same capacity during 2002. These non-audit services are approved by the company’s and the bank’s Boards of Directors after the Boards review the nature and expense associated with such services and their conclusion that there is no effect on the independence of the accountants.

        Aggregate fees billed to the corporation and the bank by Demetrius & Company, L.L.C. and Robert Rossi & Co., the independent accountants, for services rendered during the year ended December 31, 2002, were as follows:

Audit Fees	$40,350
Audit Related Fees	$ 4,300
Tax Fees	$ 2,500
All Other Fees	$ 4,000

Part IV.

Item 16 — Exhibits, Financial Statement Schedules and Reports on Form 8-K
     The information required in Item 16 is incorporated by reference from the Company’s Annual Report to security holders for the fiscal year ended December 31, 2002

        Form 8-K was filed on December 3, 2002 regarding a 100% stock dividend.

EXHIBIT A — Balance Sheet — December 31, 2002 and 2001

EXHIBIT B — Statement of Income — December 31, 2002, 2001 and 2000

EXHIBIT C — Statement of Cash Flows — December 31, 2002, 2001 and 2000

EXHIBIT D — Statement of Changes in Stockholders’ Equity — December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

1      Summary of Significant Accounting Policies
2      Restricted Cash Balances
3      Investment Securities — December 31, 2002 and 2001
4      Loans and Changes in Allowance for Loan Loss — December 31, 2002 and 2001
5      Bank Premises and Equipment - December 31, 2002 and 2001
6      Deposits
7      Borrowed Funds - December 31, 2002 and 2001
8      Benefit Plans
9      Income Taxes - December 31, 2002, 2001 and 2000
10     Related Party Transactions
11     Commitments
12     Stock Option Plans
13     Regulatory Matters - December 31, 2002 and 2001
14     Disclosures about Fair Value of Financial Instruments - December 31, 2002 and 2001
15     Condensed Financial Information - Parent Company Only
16     Selected Quarterly Financial Data — 2002 and 2001
17     Subsequent Event

EXHIBIT E — Independent Auditor’s Report

EXHIBIT	99.1 – Certification Pursuant to 18 U.S.C. Section 1350 As added by Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT	99.2 – Certification Pursuant to 18 U.S.C. Section 1350 As added by Section 906 of the Sarbanes-Oxley Act of 2002

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ J. David Lombardi

J. David Lombardi, President and Chief Executive Officer

/s/ William Lance

William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

/s/ Linda D'Amario

Linda D'Amario Comptroller

DATE: March 26, 2003

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael G. Cestone	March 26, 2003	/s/ Louis A. DeNaples	March 26, 2003

Michael G. Cestone	Date	Louis A. DeNaples	Date

		/s/Joseph J. Gentile	March 26, 2003

Michael J. Cestone, Jr.	Date	Joseph J. Gentile	Date

/s/Joseph Coccia	March 26, 2003	/s/Joseph O. Haggerty	March 26, 2003

Joseph Coccia	Date	Joseph O. Haggerty	Date

/s/William P. Conaboy	March 26, 2003	/s/J. David Lombardi	March 26, 2003

William P. Conaboy	Date	J. David Lombardi	Date

/s/Michael T. Conahan	March 26, 2003	/s/John P. Moses	March 26, 2003

Michael T. Conahan	Date	John P. Moses	Date

/s/Dominick L. DeNaples	March 26, 2003	/s/John R. Thomas	March 26, 2003

Dominick L. DeNaples	Date	John R. Thomas	Date

CERTIFICATION

I, J. David Lombardi, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of First National Community Bancorp, Inc.

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that would significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. David Lombardi

J. David Lombardi, President and Chief Executive Officer

Date: March 26, 2003

CERTIFICATION

I, William Lance, Principal Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of First National Community Bancorp, Inc.

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	the registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that would significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William Lance

William Lance, Treasurer and Principal Financial Officer and Principal Accounting Officer

Date: March 26, 2003

Exhibit A – Balance Sheet

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share data)	2002	2001

ASSETS
Cash and cash equivalents	$15,498	$15,652
Interest-bearing balances with financial institutions	3,368	3,161
Securities:
Available-for-sale, at fair value	197,405	186,777
Held-to-maturity, at cost (fair value $1,306 and $1,757)	1,347	1,895
Federal Reserve Bank and FHLB stock, at cost	6,740	5,437
Net loans	487,976	439,884
Bank premises and equipment	7,102	6,599
Accrued interest receivable	3,308	3,365
Other assets	12,583	13,537

TOTAL ASSETS	$735,327	$676,307

LIABILITIES
Deposits:
Demand	$60,598	$52,918
Interest-bearing demand	105,142	100,057
Savings	58,850	51,424
Time ($100,000 and over)	82,988	86,840
Other time	232,897	226,095

Total deposits	540,475	517,334
Borrowed funds	126,908	101,610
Accrued interest payable	2,376	3,563
Other liabilities	2,725	2,014

Total liabilities	$672,484	$624,521

STOCKHOLDERS' EQUITY
Common Stock ($1.25 par)
Authorized: 20,000,000 shares
Issued and outstanding: 5,207,676 shares in 2002 and
5,107,594 shares in 2001	$6,510	$6,384
Additional paid-in capital	13,065	11,566
Retained earnings	38,430	33,300
Accumulated other comprehensive income (loss)	4,838	536

Total stockholders' equity	62,843	51,786

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$735,327	$676,307

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit B – Statements of Income

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31, (in thousands, except per share data)	2002	2001	2000

INTEREST INCOME
Interest and fees on loans	$31,477	$33,169	$32,870

Interest and dividends on securities:
U.S. Treasury and government agencies	8,043	8,021	7,207
State and political subdivisions	2,734	2,521	2,363
Other securities	340	546	522

Total interest and dividends on securities	11,117	11,088	10,092

Interest on balances with financial institutions	138	228	217
Interest on federal funds sold	127	377	212

TOTAL INTEREST INCOME	42,859	44,862	43,391

INTEREST EXPENSE
Interest-bearing demand	1,750	2,549	2,194
Savings	799	951	964
Time ($100,000 and over)	2,750	4,474	4,480
Other time	9,414	12,594	11,686
Interest on borrowed funds	6,086	5,061	5,046

TOTAL INTEREST EXPENSE	20,799	25,629	24,370

Net interest income before provision for credit losses	22,060	19,233	19,021
Provision for credit losses	1,400	1,220	970

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	20,660	18,013	18,051

OTHER INCOME
Service charges	1,371	1,059	1,023
Net gain/(loss) on the sale of securities	366	604	(108)
Net gain/(loss) on the sale of loans	339	298	(77)
Net gain on the sale of other real estate	454	91	0
Other	1,146	1,099	544

TOTAL OTHER INCOME	3,676	3,151	1,382

OTHER EXPENSES
Salaries and employee benefits	6,990	6,156	5,852
Occupancy expense	1,388	1,178	1,087
Equipment expense	1,161	987	908
Advertising expense	604	491	507
Data processing expense	941	925	796
Other operating expenses	3,164	2,946	2,602

TOTAL OTHER EXPENSES	14,248	12,683	11,752

INCOME BEFORE INCOME TAXES	10,088	8,481	7,681
Provision for income taxes	2,063	1,701	1,661

NET INCOME	$8,025	$6,780	$6,020

EARNINGS PER SHARE:
Basic	$1.56	$1.34	$1.20

Diluted	$1.50	$1.31	$1.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit C – Statements of Cash Flows

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2002	2001	2000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$44,085	$45,456	$42,663
Fees and commissions received	2,517	2,158	1,567
Interest paid	(21,987)	(26,391)	(22,740)
Cash paid to suppliers and employees	(13,253)	(11,710)	(10,671)
Income taxes paid	(2,579)	(2,112)	(2,172)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,783	7,401	8,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities	1,000	500	0
Proceeds from sales prior to maturity	40,088	48,827	49,347
Proceeds from calls prior to maturity	46,916	38,306	14,123
Purchases	(94,313)	(130,384)	(61,393)
Securities held to maturity:
Proceeds from calls prior to maturity	643	548	0
Net (increase)/decrease in interest-bearing bank balances	(207)	198	(485)
Purchase of life insurance	0	(6,500)	0
Net increase in loans to customers	(48,649)	(47,640)	(34,928)
Capital expenditures	(1,584)	(1,692)	(1,983)

NET CASH USED IN INVESTING ACTIVITIES	(56,106)	(97,837)	(35,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, money market demand,
NOW accounts, and savings accounts	20,191	33,545	20,335
Net increase in certificates of deposit	2,950	23,371	28,959
Net increase (decrease) in borrowed funds	25,298	30,702	(17,266)
Proceeds from issuance of common stock net of stock issuance costs	1,238	1,004	679
Proceeds from issuance of common stock - Stock Option Plans	324	117	0
Cash dividends paid	(2,832)	(2,455)	(2,202)

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,169	86,284	30,505

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(154)	(4,152)	3,833
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,652	19,804	15,971

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,498	$15,652	$19,804

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income	$8,025	$6,780	$6,020

Adjustments to reconcile net income to net cash
Provided by operating activities:
Amortization and accretion, net	1,169	492	(197)
Depreciation and amortization	1,082	997	903
Provision for credit losses	1,400	1,220	970
Provision for deferred taxes	(528)	(393)	(419)
Loss/(Gain) on sale of securities	(366)	(604)	108
Loss/(Gain) on sale of loans	(339)	(298)	77
Gain on sale of other real estate	(454)	(91)	0
Increase (decrease) in interest payable	(1,189)	(762)	1,630
Increase (decrease) in taxes payable	0	0	(53)
Increase in accrued expenses and other liabilities	399	498	255
(Increase) in prepaid expenses and other assets	(473)	(540)	(117)
Decrease (increase) in interest receivable	57	102	(530)

Total adjustments	758	621	2,627

NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,783	$7,401	$8,647

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit D – Statements of Changes in Stockholders’ Equity

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2001, 2000 and 1999 (in thousands, except share data)

		COMMON STOCK

	COMP- REHEN- SIVE INCOME	SHARES	AMOUNT	ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUM ULATED OTHER COMP- REHENSIVE INCOME/ (LOSS)	TOTAL

BALANCES, DEC 31, 1999		4,987,014	$6,234	$9,841	$25,232	$(4,252)	$37,055
Comprehensive Income:
Net income for the year	$6,020				6,020		6,020
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of deferred income taxes of $2,644	5,240
Reclassification adjustment for gain or loss included in income	(108)

Total other comp. gain, net of tax	5,132					5,132	5,132

Comprehensive Income	$11,152

Cash dividends paid, $0.44 per share					(2,202)		(2,202)
Repurchase of shares for reissuance through dividend reinvestment		(18,058)	(23)	(261)	12		(272)
Proceeds from issuance of Common Stock through dividend reinvestment		64,788	81	911	(41)		951

BALANCES, DEC 31, 2000		5,033,744	$6,292	$10,491	$29,021	$880	$46,684
Comprehensive Income:
Net income for the year	$6,780				6,780		6,780
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $177	(948)
Reclassification adjustment for gain or loss included in income	604

Total other comp. gain, net of tax	(344)					(344)	(344)

Comprehensive Income	$6,436

Cash dividends paid, $0.49 per share					(2,455)		(2,455)
Proceeds from issuance of Common Stock- Stock option plans		8,200	10	112	(5)		117
Proceeds from issuance of Common Stock through dividend reinvestment		65,650	82	963	(41)		1,004

BALANCES, DEC 31, 2001		5,107,594	$6,384	$11,566	$33,300	$536	$51,786
Comprehensive Income:
Net income for the year	$8,025				8,025		8,025
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of deferred income taxes of $2,216	3,936
Reclassification adjustment for gain or loss included in income	366

Total other comp. gain, net of tax	4,302					4,302	4,302

Comprehensive Income	$12,327

Cash dividends paid, $0.55 per share					(2,832)		(2,832)
Proceeds from issuance of Common Stock- Stock option plans		22,000	28	310	(14)		324
Proceeds from issuance of Common Stock through dividend reinvestment		78,082	98	1,189	(49)		1,238

BALANCES, DEC 31, 2002		5,207,676	$6,510	$13,065	$38,430	$4,838	$62,843

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements:

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The accounting and reporting policies that affect the more significant elements of First National Community Bancorp, Inc.‘s (the “company”) financial statements are summarized below. They have been followed on a consistent basis and are in accordance with generally accepted accounting principles and conform to general practice within the banking industry.

NATURE OF OPERATIONS

        The company is a registered bank holding company, incorporated under the laws of the state of Pennsylvania. It is the parent company of First National Community Bank (the “bank”) and it’s wholly owned subsidiary FNCB Realty, Inc.

        The bank provides a variety of financial services to individuals and corporate customers through its fourteen banking locations located in northeastern Pennsylvania. It provides a full range of commercial banking services which includes commercial, residential and consumer lending. Additionally, the bank provides to it’s customers a variety of deposit products, including demand checking and interest-bearing deposit accounts.

        FNCB Realty, Inc.‘s operating activities include the acquisition, holding, and disposition of certain real estate acquired in satisfaction of loan commitments owed by third party debtors to the bank.

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

SECURITIES

        Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Securities transactions are accounted for on a settlement date basis. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders’ equity. Cost of securities sold is recognized using the specific identification method.

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

LOAN IMPAIRMENT

        The Bank applies the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, in it’s evaluation of the loan portfolio. SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral, net of disposal costs, if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

ALLOWANCE FOR CREDIT LOSSES

        The allowance for credit losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Amounts are charged off after giving due consideration to such factors as the customer’s financial condition, underlying collateral and guarantees, and general and industry economic conditions. Changes in the allowance relating to impaired loans are charged or credited to the provision for credit losses.

LOAN FEES

        Loan origination and commitment fees, as well as certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield. The bank is generally amortizing these amounts over the life of the related loans except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated. For these mortgage loans, the net deferred fees are amortized over an estimated average life of 7.5 years. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

ADVERTISING COSTS

        Advertising costs are charged to operations in the year incurred and totaled $604,000, $491,000 and $507,000 in 2002, 2001 and 2000, respectively.

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

NET INCOME PER SHARE

        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Such shares amounted to 5,148,126 in 2002, 5,061,996 in 2001 and 5,004,490 in 2000.

        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 5,351,898 in 2002, 5,189,441 in 2001 and 5,037,692 in 2000.

        All share and per share information has been adjusted to reflect the retroactive effect of the 100% stock dividend paid on January 31, 2003. Please refer to Note 17 to the financial statements for subsequent event information.

STOCK-BASED COMPENSATION

        The company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, no compensation expense is recognized for stock options issued to employees since the options have an exercise price equal to the market value of the common stock on the day of the grant. Refer to Note 12 to the financial statements for the fair market disclosure required by Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-based Compensation.

SEGMENT REPORTING

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 applies to fiscal years beginning after December 15, 1997.

        First National Community Bancorp, Inc. is a one bank holding company operating primarily in northeastern Pennsylvania. The primary purpose of the company is the delivery of financial services within its market by means of a branch network located in Lackawanna and Luzerne counties. Each of the company’s entities are part of the same reporting segment, whose operating results are regularly reviewed by management. Therefore, consolidated financial statements, as presented, fairly reflect the operating results of the financial services segment of our business.

NEW FINANCIAL ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. These statements were effective July 1, 2001 for business combinations completed on or after that date. These statements become effective for the company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. The company has not completed any business combinations as of December 31, 2001 and, management cannot currently assess what effect the future adoption of these pronouncements will have on the company’s financial statements.

        In addition in June 2001, the FASB also issued Statement No. 143, Accounting for Asset Retirement Obligations effective for years beginning after June 15, 2002, and in August 2001 Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. Management has reviewed the conclusions of Statements 143 and 144 in connection with the company’s current business plan and cannot currently assess what the effect the future adoption of these pronouncements will have on the company’s financial statements.

        The FASB has also issued in 2002 its Statement No. 147, Acquisitions of Certain Financial Institutions. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in the acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The effective date was October 1, 2002. As noted above, the company has not completed any business combinations, including acquisitions of less-than whole financial institutions and accordingly Management cannot currently assess the effect future adoption of this Statement will have.

        In December 2002, the FASB issued Statement No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. Certain provisions are effective for fiscal years ending after December 15, 2002 and those pertaining to condensed financial statements for interim periods beginning after December 15, 2002. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Finally, this statement amends the disclosure requirements of Accounting Principles Board (APB) Opinion No. 28 relating to Interim Financial Reporting. If the intrinsic method is used to account for options granted then it would require disclosure about the effects in the interim financial information similar to the pro forma information on options now disclosed in annual reports. The company is evaluating the various alternatives permitted by this pronouncement and accordingly has not yet implemented it.

2.     RESTRICTED CASH BALANCES:

        The bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2002 was $75,000, which amount was satisfied through the restriction of vault cash.

In addition, the bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2002, the amount of these balances was $810,000.

3. SECURITIES:

        Securities have been classified in the consolidated financial statements according to management’s intent. The carrying amount of securities and their approximate fair values (in thousands) at December 31 follow:

Available-for-sale Securities:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Carrying Value

December 31, 2002
U.S. Treasury securities and obligations
of U.S. government agencies	$12,639	$390	$0	$13,029
Obligations of state and political
subdivisions	53,769	2,760	12	56,517
Mortgage-backed securities	123,156	4,299	31	127,424
Corporate debt securities	500	0	75	425
Equity securities	10	0	0	10

Total	$190,074	$7,449	$118	$197,405

December 31, 2001
U.S. Treasury securities and obligations
of U.S. government agencies	$9,722	$120	$2	$9,840
Obligations of state and political
subdivisions	50,277	1,012	814	50,475
Mortgage-backed securities	124,702	1,454	916	125,240
Corporate debt securities	1,254	13	55	1,212
Equity securities	10	0	0	10

Total	$185,965	$2,599	$1,787	$186,777

Held-to-maturity Securities:

	Net Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

December 31, 2002
Obligations of state and political
subdivisions	$1,347	$0	$41	$1,306

Total	$1,347	$0	$41	$1,306

December 31, 2001
U.S. Treasury securities and obligations
of U.S. government agencies	$613	$0	$13	$600
Obligations of state and political
subdivisions	1,282	0	125	1,157

Total	$1,895	$0	$138	$1,757

The following table shows the amortized cost and approximate fair value of the company’s debt securities (in thousands) at December 31, 2002 using contracted maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Net Carrying Value	Net Carrying Value	Fair Value

Amounts maturing in:
One Year or Less	$500	$504	$0	$0
One Year through Five Years	8,858	9,057	0	0
After Five Years through Ten Years	4,031	4,295	0	0
After Ten Years	53,519	56,115	1,347	1,306
Mortgage-backed Securities	123,156	127,424	0	0

Total	$190,064	$197,395	$1,347	$1,306

        Gross proceeds from the sale of securities for the years ended December 31, 2002, 2001, and 2000 were $40,088,000, $48,827,000, and $49,347,000, respectively with the gross realized gains being $405,000, $796,000, and $71,000, respectively, and gross realized losses being $39,000, $192,000, and $179,000, respectively.

        At December 31, 2002 and 2001, securities with a carrying amount of $93,615,000 and $87,977,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

4. LOANS:

Major classifications of loans are summarized as follows:

	(in thousands)
	2002	2001

Real estate loans, secured by residential properties	$78,575	$82,403
Real estate loans, secured by nonfarm, nonresidential properties	216,289	191,852
Commercial and industrial loans	115,651	94,360
Loans to individuals for household, family and other personal expenditures	63,258	62,786
Loans to state and political subdivisions	20,256	13,949
All other loans, including overdrafts	87	128

Gross loans	494,116	445,478

Less: Allowance for credit losses	(6,140)	(5,594)

Net loans	$487,976	$439,884

Changes in the allowance for credit losses were as follows:

	(in thousands)
	2002	2001	2000

Balance, beginning of year	$5,594	$5,250	$4,714
Recoveries credited to allowance	164	191	259
Provision for credit losses	1,400	1,220	970

TOTAL	7,158	6,661	5,943
Losses charged to allowance	1,018	1,067	693

Balance, end of year	$6,140	$5,594	$5,250

Information concerning the bank’s recorded investment in nonaccrual and restructured loans is as follows:

	(in thousands)
	2002	2001

Nonaccrual loans
Impaired	$0	$0
Other	37	343
Restructured loans	0	0

Total	$37	$343

        The interest income that would have been earned in 2002, 2001 and 2000 on nonaccrual and restructured loans outstanding at December 31, 2002, 2001 and 2000 in accordance with their original terms approximated $4,000, $43,000 and $61,000. The interest income actually realized on such loans in 2002, 2001 and 2000 approximated $0, $6,000 and $9,000. As of December 31, 2002, there were no outstanding commitments to lend additional funds to borrowers of impaired, restructured or nonaccrual loans.

5.     BANK PREMISES AND EQUIPMENT:

        Bank premises and equipment are summarized as follows:

	(in thousands)
	2002	2001

Land	$1,286	$1,036
Buildings	2,989	2,977
Furniture, fixtures and equipment	5,932	5,696
Leasehold improvements	3,358	2,609

Total	13,565	12,318

Less accumulated depreciation	6,463	5,719

Net	$7,102	$6,599

6. DEPOSITS:

At December 31, 2002 time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows:

	(in thousands)
	Time Deposits $100,000 and Over	Other Time Deposits	Total

2003	$67,528	$131,059	$198,587
2004	8,702	59,033	67,735
2005	2,287	15,232	17,519
2006	1,306	9,932	11,238
2007 and Thereafter	3,165	17,641	20,806

Total	$82,988	$232,897	$315,885

7.     BORROWED FUNDS:

Borrowed funds at December 31, 2002 and 2001 include the following (in thousands):

	2002	2001

Treasury Tax and Loan Demand Note	$1,040	$287
Federal Funds Purchased	11,985	1,170
Borrowings under Lines of Credit	113,883	100,153

Total	$126,908	$101,610

Federal funds purchased represent primarily overnight borrowings providing for the short-term funding requirements of the company’s banking subsidiary and generally mature within one business day of the transaction.

The following table presents Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh”) advances at their maturity dates (in thousands):

	December 31, 2002
	Amount	Weighted Average Interest Rate

Within one year	$0	-
After one year but within two years	6,539	5.08%
After two years but within three years	12,063	4.46%
After three years but within four years	8,395	5.26%
After four years but within five years	4,399	4.71%
After five years	82,487	5.24%

	$113,883

All FHLB of Pittsburgh advances are fixed rate advances. All advances are collateralized either under a blanket pledge agreement by one to four family mortgage loans or with mortgage-backed securities.

At December 31, 2002, the company had available from the FHLB of Pittsburgh an open line of credit for $96,470,000 which expires on December 5, 2003. The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request. In addition, at December 31, 2002, the company had available overnight repricing lines of credit with other correspondent banks totaling $20,000,000. At December 31, 2002 and 2001, the company had $11,985,000 and $1,170,000 outstanding with correspondent banks.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2002 and 2001 were $129,941,000 and $103,495,000, respectively.

8.     BENEFIT PLANS:

        The bank has a defined contribution profit sharing plan which covers all eligible employees. The bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded. Contributions to the plan in 2002, 2001 and 2000 amounted to $375,000, $330,000, and $300,000, respectively.

        The bank has an unfunded non-qualified deferred compensation plan covering all eligible bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. At December 31, 2002, elective deferred compensation amounting to $1,285,000 plus $658,000 in accrued interest has been included in other liabilities in the accompanying balance sheet.

9.     INCOME TAXES:

The provision for income taxes included in the statement of income is comprised of the following components:

	2002	2001	2000

Current	$2,591	$2,094	$2,080
Deferred	(528)	(393)	(419)

TOTAL	$2,063	$1,701	$1,661

        Deferred tax assets (liabilities) are comprised of the following at December 31:

	2002	2001

Allowance for Credit Losses	$2,088	$1,824
Deferred Compensation	661	521

Gross Deferred Tax Asset	2,749	2,345

Unrealized Holding Gains on Securities Available-for-Sale	$(2,493)	$(276)
Deferred Loan Origination Fees	(150)	(219)
Depreciation	(167)	(110)
Other	0	(12)

Gross Deferred Tax Liability	$(2,810)	$(617)

Deferred Tax Asset Valuation Allowance	(251)	(351)

Net Deferred Tax Assets/(Liabilities)	$(312)	$1,377

        The provision for Income Taxes differs from the amount of income tax determined applying the applicable U.S. Statutory Federal Income Tax Rate to pre-tax income from continuing operations as a result of the following differences (in thousands):

	2002	2001	2000

Provision at Statutory Tax Rates	$3,430	$2,885	$2,612
Add (Deduct):
Tax Effects of Non-Taxable Interest Income	(1,272)	(1,172)	(1,030)
Non-Deductible Interest Expense	145	173	163
Other Items Net	(240)	(185)	(84)

Provision for Income Taxes	$2,063	$1,701	$1,661

        The net change in the valuation allowance for deferred tax asset was a decrease of $100,000 in 2002 and $70,000 in 2001. The changes relate to a decrease in the provision for income taxes to which this valuation relates.

10.     RELATED PARTY TRANSACTIONS:

        At December 31, 2002 and 2001, certain officers and directors and/or their affiliates were indebted to the bank in the aggregate amounts of $21,959,000 and $13,516,000. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. During 2002, $19,497,000 of new loans were made and repayments totaled $11,054,000. The bank was also committed under standby letters of credit as described in Note 11.

        Deposits from certain officers and directors and/or their affiliates held by the bank at December 31, 2002 and 2001 amounted to $57,870,000 and $54,786,000.

11. COMMITMENTS:

(a)     Leases:

        At December 31, 2002, the company was obligated under certain noncancelable operating leases with initial or remaining terms of one year or more. Minimum future obligations under noncancelable operating leases in effect at December 31, 2002 are as follows (in thousands):

	FACILITIES	EQUIPMENT

2003	$331	$101
2004	310	82
2005	319	29
2006	163	11
2007 and thereafter	420	7

Total	$1,543	$230

Total rental expense under operating leases amounted to $492,000 in 2002, $439,000 in 2001, and $398,000 in 2000.

(b)     Financial Instruments with Off-Balance Sheet Risk:

        The bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet. The bank’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

        Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

	2002	2001

Commitments to extend credit	$92,284	$95,373
Standby letters of credit	22,639	13,313

        Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.

        Letters of credit and financial guarantees are agreements whereby the company guarantees the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation of the creditworthiness of each customer. The credit exposure assumed in issuing letters of credit is essentially equal to that in other lending activities.

        Outstanding commitments to extend credit and standby letters of credit issued to or on behalf of related parties amounted to $11,686,000 and $10,696,000 and $362,000 and $377,000 at December 31, 2002 and 2001, respectively.

(c)     Concentration of Credit Risk:

        Cash Concentrations: The bank maintains cash balances at several correspondent banks. The aggregate cash balances represent due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $456,000 and $135,000 as of December 31, 2002 and 2001, respectively.

        Loan Concentrations: At December 31, 2002, 30% of the bank’s commercial loan portfolio was concentrated in loans in the following five industries. Substantially all of these loans are secured by first mortgages on commercial properties. Floor plan loans to automobile dealers are secured by a first lien security interest in the vehicle inventories of the dealer.

	In thousands	%

Shopping Centers/Complexes	$40,982	8.4%
Office Complexes/Units	30,992	6.4
Hotels	28,996	5.9
Land Subdivision	24,286	5.0
Automobile Dealers	20,968	4.3

(d)     Other:

        The company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the company.

12.     STOCK OPTION PLANS:

On August 30, 2000, the company’s board of directors adopted an Employee Stock Incentive Plan in which options may be granted to key officers and other employees of the company. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 400,000 shares (subject to adjustment). Options and rights granted under the plan may be exercised six months after the date the options are awarded and expire ten years after the award date.

The board of directors also adopted on August 30, 2000, the Independent Directors Stock Option Plan for members of the company’s board of directors who are not officers or employees of the company or its subsidiaries. The aggregate number of shares issuable under the plan cannot exceed 200,000 shares (subject to adjustment) and are exercisable six months from the date the awards are granted for a period of three years.

The company measures stock compensation costs using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards made in the years 2002 and 2001, consistent with the provisions of SFAS No. 123, the company’s net earnings and earnings per share would have been to the pro forma amounts indicated below:

		Years Ended December 31,
		2002	2001

		(in thousands, except per share data)
Net Income	As reported	$8,025	$6,780
	Pro forma	7,617	6,498

Basic Earnings per share	As reported	$1.56	$1.34
	Pro forma	1.48	1.28

Diluted Earnings per share	As reported	$1.50	$1.31
	Pro forma	1.42	1.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

	Years ended December 31,
	2002		2001

Dividend yield	2.93%		2.97%
Expected life	5.98	years	6.17	years
Expected volatility		20%		20%
Risk-free interest rate	1.70%		3.39%

A summary of the status of the company’s stock option plans is presented below:

	2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	179,800	$15.58	98,000	$14.28
Granted	103,000	15.99	94,000	16.78
Exercised	(22,000)	14.73	(8,200)	14.28
Forfeited	(2,000)	16.78	(4,000)	14.28

Outstanding at the end of the year	258,800	$15.81	179,800	$15.58

Options exercisable at year end	155,800	$15.69	85,800	$14.28
Weighted average fair value of options
granted during the year		$5.99		$4.54

Information pertaining to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$14.28-$16.78	104,000	1.8 years	$15.80	64,000	$15.68
$14.28-$16.78	154,800	8.8 years	15.81	91,800	15.69

	258,800			155,800

13.     REGULATORY MATTERS:

        The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the bank as “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well Capitalized” the bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

	(in thousands)
	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital
(to Risk Weighted Assets)	$64,145	11.68%	>$43,944	>8.0%	>$54,930	>10.0%
Tier I Capital
(to Risk Weighted Assets)	$58,005	10.56%	>$21,972	>4.0%	>$32,958	>6.0%
Tier I Capital
(to Average Assets)	$58,005	8.09%	>$28,678	>4.0%	>$35,847	>5.0%
As of December 31, 2001:
Total Capital
(to Risk Weighted Assets)	$56,844	11.24%	>$40,476	>8.0%	>$50,595	>10.0%
Tier I Capital
(to Risk Weighted Assets)	$51,250	10.13%	>$20,238	>4.0%	>$30,357	>6.0%
Tier I Capital
(to Average Assets)	$51,250	7.56%	>$27,124	>4.0%	>$33,905	>5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the bank’s regulatory agency. Retained earnings against which dividends may be paid without prior approval of the federal banking regulators amounted to $16,167,000 at December 31, 2002, subject to the minimum capital ratio requirements noted above.

14.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial Instruments, (SFAS 107) requires annual disclosure of estimated fair value of on-and off-balance sheet financial instruments.

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

The estimated fair values of the bank’s financial instruments (in thousands) are as follows:

	December 31, 2002

	Carrying Value	Fair Value

FINANCIAL ASSETS
Cash and short term investments	$15,498	$15,498
Interest-bearing balances with financial institutions	3,368	3,377
Securities	205,492	205,451
Gross Loans	494,116	503,329
FINANCIAL LIABILITIES
Deposits	$540,475	$544,618
Borrowed funds	126,908	135,617
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of	$0	$158
credit
	December 31, 2001

	Carrying Value	Fair Value

FINANCIAL ASSETS
Cash and short term investments	$15,652	$15,652
Interest-bearing balances with financial institutions	3,161	3,197
Securities	194,109	193,971
Gross Loans	445,478	451,808
FINANCIAL LIABILITIES
Deposits	$517,334	$523,354
Borrowed funds	101,610	107,813
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of
credit	$0	$107

15.     CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

Condensed parent company only financial information is as follows (in thousands):

Condensed Balance Sheet December 31,	2002	2001

Assets:
Cash	$182	$322
Investment in Subsidiary (equity method)	62,656	51,427
Other assets	5	37

Total Assets	$62,843	$51,786

Liabilities and Stockholders' Equity:
Stockholders' equity	$62,843	$51,786

Condensed Statement of Income for the years ending December 31, 2002, 2001 and 2000	2002	2001	2000

Income:
Dividends from Subsidiary	$1,125	$1,375	$1,775
Equity in Undistributed Income of Subsidiary	6,926	5,445	4,285

Total Income	$8,051	$6,820	$6,060

Expenses	26	40	40

Net Income	$8,025	$6,780	$6,020

Condensed Statement of Cash Flows for the years ending December 31, 2002, 2001 and 2000	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$8,025	$6,780	$6,020
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(6,926)	(5,445)	(4,285)
Decrease in other assets	31	12	22

Net Cash Provided by Operating Activities	$1,130	$1,347	$1,757

Cash Flows from Financing Activities:
Cash dividends	$(2,832)	$(2,455)	$(2,202)
Payments to repurchase common stock	0	0	(272)
Proceeds from issuance of common stock net of stock issuance costs	1,562	1,121	951

Net Cash Used in Financing Activities	$(1,270)	$(1,334)	$(1,523)

Increase (decrease) in Cash	$(140)	$13	$234
Cash at Beginning of Year	322	309	75

Cash at End of Year	$182	$322	$309

Non-cash investing and financing activities:

        In 1999, the company adopted a dividend reinvestment plan. Shares of stock issued in 2002, 2001 and 2000 were 78,082 shares, 65,650 shares and 46,730 shares, respectively, in lieu of paying cash dividends of $1,238,000 in 2002, $1,004,000 in 2001 and $679,000 in 2000.

16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

In thousands, except per share amounts

	Quarter Ending
	March 31,	June 30,	September 30,	December 31,

2002
Interest income	$10,685	$10,941	$10,855	$10,378
Interest expense	5,461	5,323	5,160	4,855

Net interest income	5,224	5,618	5,695	5,523
Provision for credit losses	325	325	325	425
Other income	1,114	696	805	1,061
Other expenses	3,455	3,450	3,548	3,795
Provision for income taxes	550	525	550	438

Net income	$2,008	$2,014	$2,077	$1,926

Earnings per share:
Basic	$0.39	$0.39	$0.41	$0.37

Diluted	$0.38	$0.38	$0.38	$0.36

2001
Interest income	$11,377	$11,252	$11,341	$10,892
Interest expense	6,637	6,498	6,477	6,017

Net interest income	4,740	4,754	4,864	4,875
Provision for credit losses	180	180	180	680
Other income	662	799	859	831
Other expenses	3,125	3,103	3,086	3,369
Provision for income taxes	442	449	543	267

Net income	$1,655	$1,821	$1,914	$1,390

Earnings per share:
Basic	$0.33	$0.36	$0.38	$0.27

Diluted	$0.32	$0.36	$0.37	$0.26

17.     SUBSEQUENT EVENT

        On November 27, 2002, the company’s Board of Directors declared a 100% stock dividend on the company’s outstanding common stock payable on January 31, 2003. As a result of the dividend, all shareholders will receive one additional share of stock for each share owned.

        All share and per share information includes the retroactive effect of the 100% stock dividend paid January 31, 2003.

Exhibit E – Independent Auditors’ Report

INDEPENDENT AUDITORS' REPORT

        To the Board of Directors and Stockholders of First National Community Bancorp, Inc.

We have audited the accompanying balance sheets of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Demetrius & Company, L.L.C.

Wayne, New Jersey January 17, 2003

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-K of First National Community Bancorp, Inc. (the “Company”) for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, J. David Lombardi, President/Chief Executive Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1.        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2.     To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

/s/ J. David Lombardi

J. David Lombardi, President and Chief Executive Officer

Date: March 26, 2003

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-K of First National Community Bancorp, Inc. (the “Company”) for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, William Lance, Principal Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1.        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2.     To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

/s/ William Lance

William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

DATE: March 26, 2003