Form 10-Q
period 2003-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2003-05-09
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File No.____________

First National Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

YES X       NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value
(Title of Class)

5,227,316 shares
(Outstanding at April 21, 2003)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

Page No.
Part I - Consolidated Financial Statements
Item 1. Consolidated Financial Statements
Consolidated Statements of Financial Condition
March 31, 2003 and December 31, 2002	1
Consolidated Statements of Income
YTD Ended March 31, 2003 and 2002	2
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2003 and 2002	3-4
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2003	5
Notes to Consolidated Financial Statements	6-7
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7-18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
Part II - Other Information:	20
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures	21
Certifications	22-25
Exhibits	26-27

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31, 2003 (UNAUDITED)	Dec. 31, 2002 (AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$16,647	$15,498
Federal funds sold	12,640	0

Total cash and cash equivalents	29,287	15,498
Interest-bearing balances with financial institutions	3,467	3,368
Securities:
Available-for-sale, at fair value	223,065	197,405
Held-to-maturity, at cost
(fair value $1,348 on March 31, 2003 and
$1,306 on December 31, 2002)	1,364	1,347
Federal Reserve Bank and FHLB stock, at cost	7,116	6,740
Net loans	475,597	487,976
Bank premises and equipment	7,642	7,102
Other assets	16,576	15,891

Total Assets	$764,114	$735,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand - non-interest bearing	$61,746	$60,598
Interest bearing demand	109,211	105,142
Savings	65,632	58,850
Time ($100,000 and over)	95,534	82,988
Other time	237,140	232,897
Total deposits	569,263	540,475

Borrowed funds	124,821	126,908
Other liabilities	5,860	5,101

Total Liabilities	$699,944	$672,484

Shareholders' equity:
Common Stock, $1.25 par value,
Authorized: 20,000,000 shares
Issued and outstanding:
5,223,316 shares at March 31, 2003 and
5,207,676 shares at December 31, 2002	$6,529	$6,510
Additional Paid-in Capital	13,426	13,065
Retained Earnings	39,936	38,430
Accumulated Other Comprehensive Income	4,279	4,838

Total shareholders' equity	$64,170	$62,843

Total Liabilities and Shareholders' Equity	$764,114	$735,327

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Year-To-Date
	March 31, 2003	March 31, 2002
Interest Income:
Loans	$7,558	$7,712
Balances with banks	25	41
Investments	2,594	2,884
Federal Funds Sold	14	48

Total interest income	10,191	10,685

Interest Expense:
Deposits	3,073	4,039
Borrowed Funds	1,535	1,422

Total interest expense	4,608	5,461

Net Interest Income
before Loan Loss Provision	5,583	5,224
Provision for loan losses	325	325

Net interest income	5,258	4,899

Other Income:
Service charges	351	303
Other Income	264	250
Gain on sale of:
Loans	273	104
Securities	204	236
Other Real Estate	96	180

Total other income	1,188	1,073

Other expenses:
Salaries & benefits	1,804	1,660
Occupancy & equipment	666	621
Advertising expense	135	128
Data processing expense	252	240
Other	768	765

Total other expenses	3,625	3,414

Income before income taxes	2,821	2,558
Income tax expense	586	550

NET INCOME	$2,235	$2,008

Basic earnings per share	$0.43	$0.39

Diluted earnings per share	$0.41	$0.38

Weighted average number of
basic shares	5,210,960	5,113,923

Weighted average number of
diluted shares	5,469,204	5,290,790

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	March 31, 2003	March 31, 2002
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$10,294	$10,474
Fees & Commissions Received	615	553
Interest Paid	(4,626)	(6,112)
Income Taxes Paid	0	(418)
Cash Paid to Suppliers & Employees	(3,322)	(3,451)

Net Cash Provided by Operating Activities	$2,961	$1,046

Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	4,700	15,092
Proceeds from Calls prior to maturity	16,986	9,408
Proceeds from Maturities	500	0
Purchases	(49,221)	(41,661)
Net Increase in Interest-Bearing Bank Balances	(99)	(99)
Net Decrease (Increase) in Loans to Customers	12,423	(3,729)
Capital Expenditures	(813)	(544)

Net Cash Used by Investing Activities	$(15,524)	$(21,533)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$11,998	$12,839
Net Increase (Decrease) in Certificates of Deposit	16,789	790
Net Increase (Decrease) in Borrowed Funds	(2,086)	7,308
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	349	271
Net Proceeds from Issuance of Common Stock -
Stock Option Plans	31	124
Dividends Paid	(729)	(640)

Net Cash Provided by Financing Activities	$26,352	$20,692

Net Increase in Cash and Cash Equivalents	$13,789	$205
Cash & Cash Equivalents at Beginning of Year	$15,498	$15,652

CASH & CASH EQUIVALENTS AT END OF PERIOD	$29,287	$15,857

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Income	$2,235	$2,008

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	339	219
Depreciation	273	255
Provision for Probable Credit Losses	325	325
Provision for Deferred Taxes	(63)	(45)
Gain on Sale of Loans	(273)	(104)
Gain on Sale of Investment Securities	(204)	(236)
Gain on Sale of Other Real Estate	(96)	(180)
Increase in Taxes Payable	541	71
Increase in Interest Receivable	(235)	(430)
Decrease in Interest Payable	(20)	(652)
Increase in Prepaid Expenses and Other Assets	(411)	(411)
Increase in Accrued Expenses and Other Liabilities	550	226

Total Adjustments	$726	$(962)

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$2,961	$1,046

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2003
(In thousands, except share data)
(UNAUDITED)

	COMP- REHEN- SIVE INCOME	COMMON STOCK SHARES AMOUNT		ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUM- ULATED OTHER COMP- REHEN- SIVE INCOME/ (LOSS)	TOTAL
BALANCES, DECEMBER 31, 2002		5,207,676	$6,510	$13,065	$38,430	$4,838	$62,843
Comprehensive Income:
Net income for the period	$2,235				2,235		2,235
Other comprehensive income, net
of tax:
Unrealized loss on securities
available-for-sale, net of
deferred income tax benefit
of $288	(763)
Reclassification adjustment	204

Total other comprehensive
income, net of tax	(559)				(559)		(559)

Comprehensive Income	$1,676

Issuance of Common Stock -
Stock Option Plans		2,000	2	29			31
Issuance of Common Stock
through Dividend Reinvestment		13,640	17	332			349
Cash dividends paid, $0.14 per share					(729)		(729)

BALANCES, MARCH 31, 2003		5,223,316	$6,529	$13,426	$39,936	$4,279	$64,170

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

        These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2002.

     (2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 5,210,960 and 5,113,923 for the periods ending March 31, 2003 and 2002, respectively.

        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 5,469,204 and 5,290,790 for the periods ending March 31, 2003 and 2002, respectively.

    (3)        During the first quarter of calendar 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. Under the prospective method of adoption selected by the company, stock-based compensation cost will be recognized using the fair value method for all awards granted, modified or settled on or after that effective date. For the quarters ended March 31, 2003 and 2002 there was no activity in stock-based compensation, accordingly, the adoption of this method had no affect on net income as reported or pro forma net income.

(6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended March 31, 2003 and 2002. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

        The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of March 31, 2003, the company had 14 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At March 31, 2003, the company had 202 full-time equivalent employees.

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

Summary:

        Net income for the three months ended March 31, 2003 amounted to $2,235,000, an increase of $227,000 or 11% compared to the same period of the previous year. This increase can be attributed to the $359,000 improvement in net interest income and the $115,000 increase in other income. Non-interest expenses increased $211,000, or 6%, over the same period of last year due primarily to an increase in Salaries & Benefits of $144,000.

RESULTS OF OPERATIONS
Net Interest Income:

        The Company’s primary source of revenue is net interest income which totaled $5,583,000 and $5,224,000 (before the provision for credit losses) during the first three months of 2003 and 2002, respectively. Year to date net interest margins (tax equivalent) increased slightly to 3.44% for 2003 compared to 3.42% in 2002 comprised of a sixty nine basis point decrease in the yield earned on earning assets and a seventy six basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the year-to-date margin increased seven basis points when compared to the same three month period of last year.

        Earning assets increased $27 million to $723 million during the first three months of 2003 and now total 94.6% of total assets, a slight decrease from the year-end level of 94.9%.

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

	Three-months ended March 31, 2003
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$466,774	$7,328	6.30%
Loans (tax-free) (1)	18,535	230	7.50
Investment securities (taxable)	155,475	1,880	4.84
Investment securities (tax-free)(1)	54,906	714	7.88
Time deposits with banks and
federal funds sold	7,903	38	1.96

Total interest-earning assets	703,593	10,190	6.08%

Non-interest earning assets	40,960

Total Assets	$744,553

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$492,059	$3,073	2.53%
Borrowed funds	122,310	1,534	5.02

Total interest-bearing liabilities	614,369	4,607	3.03%

Other liabilities and shareholders' equity	130,184

Total Liabilities and Shareholders' Equity	$744,553

Net interest income/rate spread		$5,583	3.05%
Net yield on average interest-
earning assets			3.44%
Interest-earning assets as a
percentage of interest-
bearing liabilities			115%

(1)     Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(9)

	Three-months ended March 31, 2002
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$428,835	$7,499	7.02%
Loans (tax-free) (1)	15,071	213	8.56
Investment securities (taxable)	150,320	2,218	5.90
Investment securities (tax-free) (1)	50,522	666	7.99
Time deposits with banks and
federal funds sold	14,754	89	2.43

Total interest-earning assets	659,502	10,685	6.77%

Non-interest earning assets	34,462

Total Assets	$693,964

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$473,718	$4,039	3.46%
Borrowed funds	108,025	1,422	5.27

Total interest-bearing liabilities	581,743	5,461	3.79%

Other liabilities and shareholders' equity	112,221

Total Liabilities and Shareholders' Equity	$693,964

Net interest income/rate spread		$5,224	2.98%
Net yield on average interest-
earning assets			3.42%
Interest-earning assets as a
percentage of interest-
bearing liabilities			113%

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

	Period Ended March 31, (Dollars in thousands) 2003 vs 2002 Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(777)	$606	$(171)
Loans (tax-free)	(32)	49	17
Investment securities (taxable)	(414)	76	(338)
Investment securities (tax-free)	(10)	58	48
Time deposits with banks and federal funds sold	(23)	(28)	(51)

Total interest income	$(1,256)	$761	$(495)

Deposits	$(1,119)	$153	$(966)
Borrowed funds	(76)	188	112

Total interest expense	$(1,195)	$341	$(854)

Net change in net interest income	$(61)	$420	$359

	Period Ended March 31, (Dollars in thousands) 2002 vs 2001 Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(1,687)	$963	$(724)
Loans (tax-free)	(35)	(42)	(77)
Investment securities (taxable)	(7)	74	67
Investment securities (tax-free)	(400)	546	146
Time deposits with banks and federal funds sold	(125)	21	(104)

Total interest income	$(2,254)	$1,562	$(692)

Deposits	$(1,884)	$421	$(1,463)
Borrowed funds	(96)	383	287

Total interest expense	$(1,980)	$804	$(1,176)

Net change in net interest income	$(274)	$758	$484

(11)

Other Income and Expenses:

        Other income in the first three months of 2003 increased $115,000 in comparison to the same period of 2002. Service charges and fees increased $62,000, or 11%, over the prior period. Income from service charges increased $48,000, or 16%, in comparison to the same period of last year while other fee income increased $14,000, or 6%. New products and a larger deposit base contributed to the increases. Net gains from the sale of assets increased $53,000 from last year.

        Other expenses increased $211,000 or 6% for the period ended March 31, 2003 compared to the same period of the previous year. Salaries and Benefits costs added $144,000, or 9% in comparison to the first three months of 2002. Occupancy and equipment costs rose 7%, advertising costs rose 5%, data processing costs rose 5% and other operating expenses increased $3,000.

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

Provision for Income Taxes:

        The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2003	2002
Provision at statutory rate	$961	$873
Add (Deduct):
Tax effect of non-taxable interest income	(321)	(299)
Non-deductible interest expense	31	36
Other items, net	(85)	(60)

Income tax expense	$586	$550

(12)

Securities:

        Carrying amounts and approximate fair value of investment securities are summarized as follows:

	March 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies	$14,942	$14,942	$13,029	$13,029
Obligations of state &
political subdivisions	60,004	59,988	57,864	57,823
Mortgage-backed securities	146,051	146,051	127,424	127,424
Corporate debt securities	3,422	3,422	425	425
Equity securities	10	10	10	10

Total	$224,429	$224,413	$198,752	$198,711

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2003 of the Company’s Investment Securities classified as available-for-sale:

	March 31, 2003
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and
obligations of U.S.
government agencies:	$14,639	$317	$14	$14,942
Obligations of state and
political subdivisions:	55,685	2,985	30	58,640
Mortgage-backed securities:	142,747	3,494	190	146,051
Corporate debt securities:	3,500	0	78	3,422
Equity securities:	10	0	0	10

Total	$216,581	$6,796	$312	$223,065

(13)

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2003 of the Company’s Investment Securities classified as held-to-maturity:

	March 31, 2003
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and
political subdivisions:	$1,364	$2	$18	$1,348

Total	$1,364	$2	$18	$1,348

        The following table shows the amortized cost and approximate fair value of the company’s debt securities at March 31, 2003 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)		(Dollars in Thousands)
Amounts maturing in:
One year or less	$0	$0	$0	$0
After one year through
five years	10,368	10,537	0	0
After five years through
ten years	5,030	5,311	0	0
After ten years	58,426	61,157	1,364	1,348
Mortgage-backed securities	142,747	146,050	0	0

Total	$216,571	$223,055	$1,364	$1,348

        Gross proceeds from the sale of investment securities for the periods ended March 31, 2003 and 2002 were $4,699,566 and $15,092,457 respectively with the gross realized gains being $204,392 and $246,696 respectively, and gross realized losses being $0 and $10,802, respectively.

        At March 31, 2003 and 2002, investment securities with a carrying amount of $64,241,436 and $100,572,808 respectively, were pledged as collateral to secure public deposits and for other purposes.

(14)

Loans:

        The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

	March 31, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans, secured by residential
properties	$73,253	15.2	$78,575	15.9
Real estate loans, secured by nonfarm,
nonresidential properties	214,791	44.6	216,289	43.8
Commercial & industrial loans	113,296	23.5	115,651	23.4
Loans to individuals for household,
family and other personal expenditures	63,139	13.1	63,258	12.8
Loans to state and political subdivisions	17,430	3.6	20,256	4.1
All other loans, including overdrafts	81	0.0	87	0.0

Total Gross Loans	$481,990	100.0	$494,116	100.0

Less: Allow. for Loan Losses	(6,393)		(6,140)

Net Loans	$475,597		$487,976

        The following table sets forth certain information with respect to the company’s allowance for loan losses and charge-offs:

	Three months Ended March 31, 2003	Year to date Ended Dec 31, 2002
	(Dollars in thousands)
Balance, January 1	$6,140	$5,594
Recoveries Credited	30	164
Losses Charged	(102)	(1,018)
Provision for Loan Losses	325	1,400

Balance at End of Period	$6,393	$6,140

(15)

        The following table presents information about the company’s non-performing assets for the periods indicated:

	March 31, 2003	Dec 31, 2002

	(Dollars in thousands)
Nonaccrual loans
Impaired	$0	$0
Other	542	37
Loans past due 90 days or more
and still accruing	188	299
Total non-performing loans	730	769

Other Real Estate Owned	0	0

Total non-performing assets	$730	$1,105

	March 31, 2003	Dec 31, 2002
Non-performing loans as a
percentage of gross loans	0.2%	0.2%

Non-performing assets as a
percentage of total assets	0.1%	0.2%

        Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of fourteen credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal.

Provision for Credit Losses:

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first three months of 2003 with an extra $100,000 provision in January. A monthly provision of $75,000 was credited to the allowance for loan losses during the first three months of 2002 with an extra $100,000 provision in March. The ratio of the loan loss reserve to total loans at March 31, 2003 and 2002 was 1.33% and 1.32%, respectively.

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

        The short-term liquidity position of the company is strong as evidenced by $29,287,000 in cash and cash equivalents and $3,467,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $9,000,000 or 4% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $60 million.

        The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.

(17)

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

        Total stockholders’ equity increased $1,327,000 or 2% during the first three months of 2003 comprised of an increase in retained earnings in the amount of $1,506,000 after paying cash dividends, $380,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $559,000 decrease in other comprehensive income. During the same period of 2002, total stockholders’ equity increased $1,131,000, or 2%, comprised of an increase in retained earnings of $1,368,000, after paying cash dividends and $395,000 from stock issued through Dividend Reinvestment offset by a $632,000 decrease in other comprehensive income. The total dividend payout during the first three months of 2003 and 2002 represents $.14 per share and $.125 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $1,886,000 and $1,763,000, respectively.

        The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2003, First National Community Bank met all capital requirements with a leverage ratio of 8.08% and core capital and total risk-based capital ratios of 10.85% and 12.01%, respectively.

(18)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no significant change in the Company’s exposure to market risk during the first nine months of 2002. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2001.

ITEM 4. – CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this Form 10-Q, First National Community Bancorp, Inc. carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, First National Community Bancorp Inc.‘s disclosure controls and procedures are effective in timely alerting them to material information relating to First National Community Bancorp, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in First National Community Bancorp, Inc.‘s internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date First National Community Bancorp, Inc. carried out its evaluation.

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

(19)

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

Date: May 9, 2003

/s/ William Lance

William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

DATE: May 9, 2003

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

Date: May 9, 2003

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

DATE: May 9, 2003

(25)

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of First National Community Bancorp, Inc. (the “Company”) for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, J. David Lombardi, President/Chief Executive Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 9, 2003

(26)

EXHIBIT 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of First National Community Bancorp, Inc. (the “Company”) for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, William Lance, Principal Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

DATE: May 9, 2003

(27)