Form 10-Q
period 2003-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2003-08-06
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File No.____________

First National Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $1.25 par value
(Title of Class)

5,227,718 shares
(Outstanding at July 17, 2003)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

Page No.
Part I - Consolidated Financial Statements
Item 1. Consolidated Financial Statements
Consolidated Statements of Financial Condition
June 30, 2003 and December 31, 2002	1
Consolidated Statements of Income
Three Months Ended June 30, 2003 and 2002
YTD Ended June 30, 2003 and 2002	2
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002	3-4
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2003	5
Notes to Consolidated Financial Statements	6-7
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7-18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
Part II - Other Information:	20
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures	21
Certifications	22-25
Exhibits	26-27

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2003 (UNAUDITED)	Dec. 31, 2002 (AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,992	$15,498
Federal funds sold	0	0

Total cash and cash equivalents	19,992	15,498
Interest-bearing balances with financial institutions	3,368	3,368
Securities:
Available-for-sale, at fair value	220,959	197,405
Held-to-maturity, at cost
(fair value $1,415 on June 30, 2003 and
$1,306 on December 31, 2002)	1,381	1,347
Federal Reserve Bank and FHLB stock, at cost	7,037	6,740
Net loans	500,928	487,976
Bank premises and equipment	7,836	7,102
Other assets	16,719	15,891

Total Assets	$778,220	$735,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand - non-interest bearing	$67,006	$60,598
Interest bearing demand	116,394	105,142
Savings	66,832	58,850
Time ($100,000 and over)	91,984	82,988
Other time	231,611	232,897

Total deposits	573,827	540,475
Borrowed funds	131,995	126,908
Other liabilities	5,790	5,101

Total Liabilities	$711,612	$672,484

Shareholders' equity:
Common Stock, $1.25 par value,
Authorized: 20,000,000 shares
Issued and outstanding:
5,277,718 shares at June 30, 2003 and
5,207,676 shares at December 31, 2002	$6,597	$6,510
Additional Paid-in Capital	14,328	13,065
Retained Earnings	41,507	38,430
Accumulated Other Comprehensive Income	4,176	4,838

Total shareholders' equity	$66,608	$62,843

Total Liabilities and Shareholders' Equity	$778,220	$735,327

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Year-To-Date
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest Income:
Loans	$7,588	$7,919	$15,146	$15,631
Balances with banks	24	38	49	79
Investments	2,523	2,964	5,117	5,848
Federal Funds Sold	28	20	42	68

Total interest income	10,163	10,941	20,354	21,626

Interest Expense:
Deposits	2,935	3,778	6,008	7,817
Borrowed Funds	1,531	1,545	3,066	2,967

Total interest expense	4,466	5,323	9,074	10,784

Net Interest Income
before Loan Loss Provision	5,697	5,618	11,280	10,842
Provision for loan losses	325	325	650	650

Net interest income	5,372	5,293	10,630	10,192

Other Income:
Service charges	374	340	725	643
Other Income	276	214	540	504
Gain on sale of:
Loans	116	46	389	150
Securities	451	96	655	332
Other Real Estate	0	0	96	180

Total other income	1,217	696	2,405	1,809

Other expenses:
Salaries & benefits	1,805	1,760	3,609	3,420
Occupancy & equipment	642	642	1,308	1,263
Advertising expense	135	120	270	248
Data processing expense	254	233	506	473
Other	829	695	1,597	1,500

Total other expenses	3,665	3,450	7,290	6,904

Income before income taxes	2,924	2,539	5,745	5,097
Income tax expense	618	525	1,204	1,075

NET INCOME	$2,306	$2,014	$4,541	$4,022

Basic earnings per share	$0.44	$0.39	$0.87	$0.78

Diluted earnings per share	$0.42	$0.38	$0.83	$0.76

Weighted average number of
basic shares	5,244,435	5,136,974	5,227,790	5,125,512

Weighted average number of
diluted shares	5,482,147	5,308,774	5,475,711	5,299,832

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	June 30, 2003	June 30, 2002
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$20,926	$21,977
Fees & Commissions Received	1,265	1,147
Interest Paid	(9,025)	(11,474)
Income Taxes Paid	(1,359)	(1,357)
Cash Paid to Suppliers & Employees	(6,311)	(6,372)

Net Cash Provided by Operating Activities	$5,496	$3,921

Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	30,220	33,975
Proceeds from Calls prior to maturity	35,534	19,244
Proceeds from Maturities	500	500
Purchases	(91,192)	(60,164)
Net Increase in Interest-Bearing Bank Balances	0	(396)
Net Increase in Loans to Customers	(13,116)	(20,053)
Capital Expenditures	(1,274)	(925)

Net Cash Used by Investing Activities	$(39,328)	$(27,819)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$25,641	$8,471
Net Increase in Certificates of Deposit	7,711	9,959
Net Increase in Borrowed Funds	5,088	16,362
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	712	554
Net Proceeds from Issuance of Common Stock -
Stock Option Plans	638	124
Dividends Paid	(1,464)	(1,282)

Net Cash Provided by Financing Activities	$38,326	$34,188

Net Increase in Cash and Cash Equivalents	$4,494	$10,290
Cash & Cash Equivalents at Beginning of Year	$15,498	$15,652

CASH & CASH EQUIVALENTS AT END OF PERIOD	$19,992	$25,942

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
	(Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Income	$4,540	$4,022

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	704	429
Depreciation	540	520
Provision for Probable Credit Losses	650	650
Provision for Deferred Taxes	(124)	(90)
Gain on Sale of Loans	(390)	(150)
Gain on Sale of Investment Securities	(655)	(332)
Gain on Sale of Other Real Estate	(96)	(180)
Increase in Taxes Payable	(140)	(690)
Increase in Interest Receivable	(132)	(78)
Increase (decrease) in Interest Payable	50	(300)
Increase in Prepaid Expenses and Other Assets	(543)	(425)
Increase in Accrued Expenses and Other Liabilities	1,092	545

Total Adjustments	$956	$(101)

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$5,496	$3,921

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2003
(In thousands, except share data)
(UNAUDITED)

	COMP- REHEN- SIVE INCOME	COMMON STOCK SHARES AMOUNT		ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUM- ULATED OTHER COMP- REHEN- SIVE INCOME/ (LOSS)	TOTAL
BALANCES, DECEMBER 31, 2002		5,207,676	$6,510	$13,065	$38,430	$4,838	$62,843
Comprehensive Income:
Net income for the period	$4,541				4,541		4,541
Other comprehensive income,
net of tax:
Unrealized loss on securities
available-for-sale, net of
deferred income tax benefit
of $288	(1,317)
Reclassification adjustment	655

Total other comprehensive
income, net of tax	(662)					(662)	(662)

Comprehensive Income	3,879

Issuance of Common Stock -
Stock Option Plans		42,800	53	585			638
Issuance of Common Stock
through Div. Reinvestment		27,242	34	678			712
Cash dividends paid,
$0.28 per share					(1,464)		(1,464)

BALANCES, JUNE 30, 2003		5,277,718	$6,597	$14,328	$41,507	$4,176	$66,608

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

     (2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 5,227,790 and 5,125,512 for the periods ending June 30, 2003 and 2002, respectively.

        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 5,475,711 and 5,299,832 for the periods ending June 30, 2003 and 2002, respectively.

    (3)        During the first quarter of calendar 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. Under the prospective method of adoption selected by the company, stock-based compensation cost will be recognized using the fair value method for all awards granted, modified or settled on or after that effective date. For the quarters ended June 30, 2003 and 2002 there was no activity in stock-based compensation, accordingly, the adoption of this method had no affect on net income as reported or pro forma net income.

(6)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended June 30, 2003 and 2002. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

        The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of June 30, 2003, the company had 14 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At June 30, 2003, the company had 219 full-time equivalent employees.

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

Summary:

        Net income for the six months ended June 30, 2003 amounted to $4,541,000, an increase of $519,000 or 13% compared to the same period of the previous year. This increase can be attributed to the $438,000 improvement in net interest income and the $596,000 increase in other income. Non-interest expenses increased $386,000, or 6%, over the same period of last year due primarily to an increase in Salaries & Benefits of $189,000.

        Net income for the quarter ended June 30, 2003 amounted to $2,306,000, an increase of $292,000, or 15% compared to the same period of the previous year. This increase can be attributed to the $521,000 improvement in other income, which includes a $425,000 increase in gains from the sale of loans and investments. Non-interest expenses increased $215,000, or 6%, over the same period of last year due primarily to an increase in other expenses of $134,000.

RESULTS OF OPERATIONS

Net Interest Income:

        The Company’s primary source of revenue is net interest income which totaled $11,280,000 and $10,842,000 (before the provision for credit losses) during the first six months of 2003 and 2002, respectively. Net interest income for the quarters ended June 30, 2003 and June 30, 2002 amounted to $5,697,000 and $5,618,000, respectively. Year to date net interest margins (tax equivalent) decreased slightly to 3.41% for 2003 compared to 3.49% in 2002 comprised of a seventy six basis point decrease in the yield earned on earning assets and a seventy four basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the year-to-date margin decreased seven basis points when compared to the same six-month period of last year.

        Earning assets increased $38 million to $733 million during the first six months of 2003 and now total 94.2% of total assets, a slight decrease from the year-end level of 94.9%.

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

	Six-months ended June 30, 2003
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$470,259	$14,696	6.24%
Loans (tax-free) (1)	17,985	450	7.53
Investment securities (taxable)	159,942	3,687	4.61
Investment securities (tax-free)(1)	55,024	1,429	7.87
Time deposits with banks and
federal funds sold	10,430	92	1.76

Total interest-earning assets	713,640	20,354	5.97%

Non-interest earning assets	41,541

Total Assets	$755,181

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$498,230	$6,008	2.43%
Borrowed funds	123,155	3,066	4.95

Total interest-bearing liabilities	621,385	9,074	2.93%

Other liabilities and shareholders' equity	133,796

Total Liabilities and Shareholders' Equity	$755,181

Net interest income/rate spread		$11,280	3.03%
Net yield on average interest-
earning assets			3.41%
Interest-earning assets as a
percentage of interest-
bearing liabilities			115%

(1)     Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(9)

	Six-months ended June 30, 2002
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$434,235	$15,157	6.97%
Loans (tax-free) (1)	17,458	474	8.18
Investment securities (taxable)	155,449	4,506	5.80
Investment securities (tax-free) (1)	51,027	1,342	7.97
Time deposits with banks and
federal funds sold	11,219	147	2.63

Total interest-earning assets	669,388	21,626	6.73%

Non-interest earning assets	36,080

Total Assets	$705,468

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$476,901	$7,817	3.31%
Borrowed funds	113,562	2,967	5.20

Total interest-bearing liabilities	590,463	10,784	3.67%

Other liabilities and shareholders' equity	115,005

Total Liabilities and Shareholders' Equity	$705,468

Net interest income/rate spread		$10,842	3.06%
Net yield on average interest-
earning assets			3.49%
Interest-earning assets as a
percentage of interest-
bearing liabilities			113%

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

	Period Ended June 30, (Dollars in thousands) 2003 vs 2002 Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(1,560)	$1,099	$(461)
Loans (tax-free)	(38)	14	(24)
Investment securities (taxable)	(941)	122	(819)
Investment securities (tax-free)	(18)	105	87
Time deposits with banks and federal funds sold	(51)	(4)	(55)

Total interest income	$(2,608)	$1,336	$(1,272)

Deposits	$(2,117)	$308	$(1,809)
Borrowed funds	(151)	250	99

Total interest expense	$(2,268)	$558	$(1,710)

Net change in net interest income	$(340)	$778	$438

	Period Ended June 30, (Dollars in thousands) 2002 vs 2001 Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(3,108)	$1,908	$(1,200)
Loans (tax-free)	(98)	4	(94)
Investment securities (taxable)	(716)	1,103	387
Investment securities (tax-free)	(15)	129	114
Time deposits with banks and federal funds sold	(164)	(46)	(210)

Total interest income	$(4,101)	$3,098	$(1,003)

Deposits	$(3,844)	$824	$(3,020)
Borrowed funds	(178)	846	668

Total interest expense	$(4,022)	$1,670	$(2,352)

Net change in net interest income	$(79)	$1,428	$1,349

(11)

Other Income and Expenses:

        Other income in the first six months of 2003 increased $596,000 in comparison to the same period of 2002. Service charges and fees increased $118,000, or 10%, over the prior period. Income from service charges increased $82,000, or 13%, in comparison to the same period of last year while other fee income increased $36,000, or 7%. New products and a larger deposit base contributed to the increases. Net gains from the sale of assets increased $478,000 from last year.

        On a quarterly basis, other income for the second quarter of 2003 increased $521,000 in comparison to the same period of 2002. Service charges and fees increased $96,000, or 17%, over the prior period. Income from service charges increased $34,000, or 10%, in comparison to the same period of last year while other fee income increased $62,000, or 29%. Net gains from the sale of assets increased $425,000 over the second quarter of 2002.

        Other expenses increased $386,000 or 6% for the period ended June 30, 2003 compared to the same period of the previous year. Salaries and Benefits costs added $189,000, or 6% in comparison to the first six months of 2002. Occupancy and equipment costs rose 4%, advertising costs rose 9%, data processing costs rose 7% and other operating expenses increased $97,000, or 6%.

        Other expenses for the second quarter of 2003 increased $215,000 in comparison to the same period of 2002. Salaries and benefits costs added $45,000, or 3% in comparison to the second quarter of 2002. Advertising costs rose 13%, data processing costs rose 9% and other operating expenses increased 19% due primarily to increases in postage of $23,000 and state taxes paid of $42,000.

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

Provision for Income Taxes:

        The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2003	2002
Provision at statutory rate	$1,960	$1,739
Add (Deduct):
Tax effect of non-taxable interest income	(639)	(617)
Non-deductible interest expense	61	73
Other items, net	(178)	(120)

Income tax expense	$1,204	$1,075

(12)

Securities:

        Carrying amounts and approximate fair value of investment securities are summarized as follows:

	June 30, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies	$16,408	$16,408	$13,029	$13,029
Obligations of state &
political subdivisions	60,419	60,453	57,864	57,823
Mortgage-backed securities	139,061	139,061	127,424	127,424
Corporate debt securities	6,442	6,442	425	425
Equity securities	10	10	10	10

Total	$222,340	$222,374	$198,752	$198,711

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2003 of the Company’s Investment Securities classified as available-for-sale:

	June 30, 2003
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and
obligations of U.S.
government agencies:	$16,074	$334	$0	$16,408
Obligations of state and
political subdivisions:	54,776	4,272	10	59,038
Mortgage-backed securities:	137,273	2,318	530	139,061
Corporate debt securities:	6,500	0	58	6,442
Equity securities:	10	0	0	10

Total	$214,633	$6,924	$598	$220,959

(13)

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2003 of the Company’s Investment Securities classified as held-to-maturity:

	June 30, 2003
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and
political subdivisions:	$1,381	$34	$0	$1,415

Total	$1,381	$34	$0	$1,415

        The following table shows the amortized cost and approximate fair value of the company’s debt securities at June 30, 2003 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)		(Dollars in Thousands)
Amounts maturing in:
One year or less	$0	$0	$0	$0
After one year through
five years	11,787	12,013	0	0
After five years through
ten years	7,608	7,919	0	0
After ten years	57,954	61,956	1,381	1,415
Mortgage-backed securities	137,273	139,061	0	0

Total	$214,622	$220,949	$1,381	$1,415

        Gross proceeds from the sale of investment securities for the periods ended June 30, 2003 and 2002 were $30,219,548 and $33,974,698 respectively with the gross realized gains being $796,768 and $342,664 respectively, and gross realized losses being $142,115 and $11,097, respectively.

        At June 30, 2003 and 2002, investment securities with a carrying amount of $60,292,786 and $95,716,853 respectively, were pledged as collateral to secure public deposits and for other purposes.

(14)

Loans:

        The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

	June 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans, secured by residential
properties	$77,024	15.2	$78,575	15.9
Real estate loans, secured by nonfarm,
nonresidential properties	225,574	44.4	216,289	43.8
Commercial & industrial loans	122,550	24.1	115,651	23.4
Loans to individuals for household,
family and other personal expenditures	64,223	12.7	63,258	12.8
Loans to state and political subdivisions	18,126	3.6	20,256	4.1
All other loans, including overdrafts	90	0.0	87	0.0

Total Gross Loans	$507,587	100.0	$494,116	100.0

Less: Allow. for Loan Losses	(6,659)		(6,140)

Net Loans	$500,928		$487,976

        The following table sets forth certain information with respect to the company’s allowance for loan losses and charge-offs:

	Six months Ended June 30, 2003	Year to date Ended Dec 31, 2002
	(Dollars in thousands)
Balance, January 1	$6,140	$5,594
Recoveries Credited	129	164
Losses Charged	(260)	(1,018)
Provision for Loan Losses	650	1,400

Balance at End of Period	$6,659	$6,140

(15)

        The following table presents information about the company’s non-performing assets for the periods indicated:

	June 30, 2003	Dec 31, 2002

	(Dollars in thousands)
Nonaccrual loans
Impaired	$0	$0
Other	539	37
Loans past due 90 days or more
and still accruing	213	299

Total non-performing loans	752	769

Other Real Estate Owned	0	0

Total non-performing assets	$752	$1,105

	June 30, 2003	Dec 31, 2002
Non-performing loans as a
percentage of gross loans	0.1%	0.2%

Non-performing assets as a
percentage of total assets	0.1%	0.2%

        Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of seven credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal.

Provision for Credit Losses:

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first six months of 2003 with an extra $100,000 provision in January and April. A monthly provision of $75,000 was credited to the allowance for loan losses during the first six months of 2002 with an extra $100,000 provision in March and June. The ratio of the loan loss reserve to total loans at June 30, 2003 and 2002 was 1.31% and 1.27%, respectively.

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

        The short-term liquidity position of the company is strong as evidenced by $19,992,000 in cash and cash equivalents and $3,368,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $13.5 million or 6% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $40 million.

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

        Total stockholders’ equity increased $3,765,000 or 6% during the first six months of 2003 comprised of an increase in retained earnings in the amount of $3,077,000 after paying cash dividends, $1,350,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $662,000 decrease in other comprehensive income. During the same period of 2002, total stockholders’ equity increased $6,222,000, or 12%, comprised of an increase in retained earnings of $2,740,000, after paying cash dividends and $678,000 from stock issued through Dividend Reinvestment and a $2,804,000 increase in other comprehensive income. The total dividend payout during the first three months of 2003 and 2002 represents $.14 per share and $.125 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $4,427,000 and $3,418,000, respectively.

        The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2003, First National Community Bank met all capital requirements with a leverage ratio of 8.14% and core capital and total risk-based capital ratios of 10.60% and 11.73%, respectively.

(18)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no significant change in the Company’s exposure to market risk during the first six months of 2003. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2002.

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

      None

Item 3 — Defaults upon Senior Securities

      None

Item 4 — Submission of Matters to a Vote of Security Holders

        The 2003 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 14, 2003 at the Company’s Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania, for the purpose of electing four Class B Directors to serve for a three-year term.

        The following Class B directors were elected to serve until 2006:

           Michael G. Cestone
            Michael T. Conahan
           J. David Lombardi
           John R. Thomas

Item 5 — Other Information

      None

Item 6 — Exhibits and Reports on Form 8 — K

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 As added by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 As added by Section 906 of the Sarbanes-Oxley Act of 2002

        Form 8-K was filed on April 14, 2003 regarding First National Community Bancorp, Inc. regarding the First Quarter Earnings

        Form 8-K was filed on May 21, 2003 regarding First National Community Bancorp, Inc. regarding the Second Quarter Dividend

(20)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

/s/ J. David Lombardi

J. David Lombardi, President and Chief Executive Officer

Date: July 30, 2003

/s/ William Lance

William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

Date: July 30, 2003

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

DATE: July 30, 2003

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

DATE: July 30, 2003

(25)

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of First National Community Bancorp, Inc. (the “Company”) for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, J. David Lombardi, President/Chief Executive Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: July 30, 2003

(26)

EXHIBIT 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of First National Community Bancorp, Inc. (the “Company”) for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, William Lance, Principal Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

DATE: July 30, 2003

(27)