Form 10-Q/A
period 2003-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2003-08-12
CIK 1035976

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

Common Stock, $1.25 par value
(Title of Class)

5,227,718 shares
(Outstanding at July 17, 2003)

EXPLANATORY NOTE:

This amendment of First National Community Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2003, which was filed on August 6, 2003, is being made in order to file the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act.

        Item 6 – Exhibits and Reports on Form 8-K (In part, as amended)

Exhibit	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit	31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit	32 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ J. David Lombardi

J. David Lombardi, President and Chief Executive Officer

Date: August 11, 2003

/s/ William Lance

William Lance, Treasurer Principal Financial Officer

Date: August 11, 2003

EXHIBIT 31.1

CERTIFICATIONS

I, J. David Lombardi, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First National Community Bancorp, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ J. David Lombardi

J. David Lombardi, President and Chief Executive Officer

Date: August 11, 2003

EXHIBIT 31.2

CERTIFICATIONS

I, William Lance, Principal Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First National Community Bancorp, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ William Lance

William Lance, Treasurer Principal Financial Officer

Date: August 11, 2003

EXHIBIT 32

Chief Executive Officer & Chief Financial Officer Certification

        In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 by First National Community Bancorp, Inc., each of the undersigned hereby certifies that:

1.     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of First National Community Bancorp, Inc.

/s/ J. David Lombardi

J. David Lombardi, President and Chief Executive Officer

/s/ William Lance

William Lance, Treasurer Principal Financial Officer

Date: August 11, 2003