Form 10-Q
period 2003-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2003-11-07
CIK 1035976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File No.____________

First National Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $1.25 par value
(Title of Class)

5,307,242 shares
(Outstanding at October 10, 2003)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

Page No.
Part I - Consolidated Financial Statements

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Condition
September 30, 2003 and December 31, 2002	1

Consolidated Statements of Income
Three Months Ended September 30, 2003 and 2002
YTD Ended September 30, 2003 and 2002	2

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002	3-4

Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2003	5

Notes to Consolidated Financial Statements	6-8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	9-20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

Part II - Other Information:	22

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures	23

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	Sept. 30, 2003 (UNAUDITED)	Dec. 31, 2002 (AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$23,328	$15,498
Federal funds sold	0	0
Total cash and cash equivalents	23,328	15,498

Interest-bearing balances with financial institutions	3,168	3,368
Securities:
Available-for-sale, at fair value	211,227	197,405
Held-to-maturity, at cost
(fair value $1,363 on September 30, 2003 and
$1,306 on December 31, 2002)	1,398	1,347
Federal Reserve Bank and FHLB stock, at cost	7,824	6,740
Net loans	529,650	487,976
Bank premises and equipment	8,369	7,102
Other assets	17,380	15,891

Total Assets	$802,344	$735,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand - non-interest bearing	$72,637	$60,598
Interest bearing demand	122,867	105,142
Savings	70,519	58,850
Time ($100,000 and over)	110,109	82,988
Other time	209,933	232,897

Total deposits	586,065	540,475
Borrowed funds	143,344	126,908
Other liabilities	5,920	5,101

Total Liabilities	$735,329	$672,484

Shareholders' equity:
Common Stock, $1.25 par value,
Authorized: 20,000,000 shares
Issued and outstanding:
5,307,242 shares at September 30, 2003 and
5,207,676 shares at December 31, 2002	$6,634	$6,510
Additional Paid-in Capital	14,903	13,065
Retained Earnings	42,779	38,430
Accumulated Other Comprehensive Income	2,699	4,838

Total shareholders' equity	$67,015	$62,843

Total Liabilities and Shareholders' Equity	$802,344	$735,327

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Year-To-Date
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Interest Income:
Loans	$7,770	$7,931	$22,916	$23,562
Balances with banks	20	33	69	112
Investments	2,360	2,841	7,477	8,689
Federal Funds Sold	0	50	42	118

Total interest income	10,150	10,855	30,504	32,481

Interest Expense:
Deposits	2,654	3,607	8,662	11,424
Borrowed Funds	1,559	1,553	4,625	4,520

Total interest expense	4,213	5,160	13,287	15,944

Net Interest Income
before Loan Loss Provision	5,937	5,695	17,217	16,537
Provision for loan losses	225	325	875	975

Net interest income	5,712	5,370	16,342	15,562

Other Income:
Service charges	433	346	1,158	989
Other Income	338	291	878	795
Gain on sale of:
Loans	42	74	431	224
Securities	27	56	682	388
Other Real Estate	0	38	96	218

Total other income	840	805	3,245	2,614

Other expenses:
Salaries & benefits	1,923	1,781	5,532	5,201
Occupancy & equipment	671	629	1,979	1,892
Advertising expense	135	130	405	378
Data processing expense	285	234	791	707
Other	904	774	2,501	2,274

Total other expenses	3,918	3,548	11,208	10,452

Income before income taxes	2,634	2,627	8,379	7,724
Income tax expense	515	550	1,719	1,625

NET INCOME	$2,119	$2,077	$6,660	$6,099

Basic earnings per share	$0.40	$0.40	$1.27	$1.18

Diluted earnings per share	$0.39	$0.39	$1.21	$1.15

Weighted average number of
basic shares	5,298,363	5,158,188	5,247,338	5,136,524

Weighted average number of
diluted shares	5,500,963	5,365,140	5,482,795	5,321,840

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	Sept. 30, 2003	Sept. 30, 2002
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$31,581	$33,132
Fees & Commissions Received	2,036	1,784
Interest Paid	(13,394)	(17,157)
Income Taxes Paid	(1,859)	(1,858)
Cash Paid to Suppliers & Employees	(9,737)	(9,588)

Net Cash Provided by Operating Activities	$8,627	$6,313

Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	36,507	38,248
Proceeds from Calls prior to maturity	62,213	30,793
Proceeds from Maturities	500	1,000
Purchases	(117,806)	(83,346)
Securities held to maturity:
Proceeds from Calls prior to maturity	0	643
Net (Increase)/Decrease in Interest-Bearing Bank Balances	200	(207)
Net Increase in Loans to Customers	(42,022)	(27,024)
Capital Expenditures	(2,066)	(1,100)

Net Cash Used by Investing Activities	$(62,474)	$(40,993)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$41,433	$29,810
Net Increase/(Decrease) in Certificates of Deposit	4,157	(3,566)
Net Increase in Borrowed Funds	16,436	14,774
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	1,108	850
Net Proceeds from Issuance of Common Stock -
Stock Option Plans	854	182
Dividends Paid	(2,311)	(1,978)

Net Cash Provided by Financing Activities	$61,677	$40,072

Net Increase in Cash and Cash Equivalents	$7,830	$5,392
Cash & Cash Equivalents at Beginning of Year	$15,498	$15,652

CASH & CASH EQUIVALENTS AT END OF PERIOD	$23,328	$21,044

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Income	$6,660	$6,099

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	1,070	663
Depreciation	799	799
Provision for Probable Credit Losses	875	975
Provision for Deferred Taxes	(182)	(132)
Gain on Sale of Loans	(431)	(224)
Gain on Sale of Investment Securities	(682)	(388)
Gain on Sale of Other Real Estate	(96)	(218)
Increase in Taxes Payable	(67)	(208)
Decrease (increase) in Interest Receivable	6	(12)
Decrease in Interest Payable	(106)	(1,213)
Increase in Prepaid Expenses and Other Assets	(524)	(630)
Increase in Accrued Expenses and Other Liabilities	1,305	802

Total Adjustments	$1,967	$214

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$8,627	$6,313

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2003
(In thousands, except share data)
(UNAUDITED)

	COMP- REHEN- SIVE INCOME	COMMON STOCK SHARES AMOUNT		ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUM- ULATED OTHER COMP- REHEN- SIVE INCOME/ (LOSS)	TOTAL
BALANCES, DECEMBER 31, 2002		5,207,676	$6,510	$13,065	$38,430	$4,838	$62,843
Comprehensive Income:
Net income for the period	$6,660				6,660		6,660
Other comprehensive income,
net of tax:
Unrealized loss on securities
available-for-sale, net of
deferred income tax benefit
of $1,102	(2,821)
Reclassification adjustment	682

Total other comprehensive
income, net of tax	(2,139)					(2,139)	(2,139)

Comprehensive Income	4,521

Issuance of Common Stock -
Stock Option Plans		56,800	71	783			854
Issuance of Common Stock
through Div. Reinvestment		42,766	53	1,055			1,108
Cash dividends paid,
$0.44 per share					(2,311)		(2,311)

BALANCES, SEPTEMBER 30, 2003		5,307,242	$6,634	$14,903	$42,779	$2,699	$67,015

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

(2)     Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 5,247,338 and 5,136,524 for the periods ending September 30, 2003 and 2002, respectively.

        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 5,482,795 and 5,321,840 for the periods ending September 30, 2003 and 2002, respectively.

(3)     On August 30, 2000, the Corporation’s board of directors adopted an Employee Stock Incentive Plan in which options may be granted to key officers and other employees of the Corporation. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 400,000 shares. Options and rights granted under the plan may be exercised six months after the date the options are awarded and expire ten years after the award date.

        The board of directors also adopted on August 30, 2000, the Independent Directors Stock Option Plan for members of the corporation’s board of directors who are not officers or employees of the corporation or its subsidiaries. The aggregate number of shares issuable under the plan cannot exceed 200,000 shares and are exercisable six months from the date the awards are granted for a period of three years.

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

(6)

Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards made in the years 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been to the pro forma amounts indicated below:

Nine months ended September 30,
	2003	2002
(dollars in thousands, except per share data)
Net Income
As reported	$ 6,660	$ 6,099
Pro forma	$ 6,660	$ 5,957
Basic Earnings per share
As reported	$ 1.27	$ 1.18
Pro forma	$ 1.27	$ 1.16
Diluted Earnings per share
As reported	$ 1.21	$ 1.15
Pro forma	$ 1.21	$ 1.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

	Nine months ended September 30,
	2003	2002
Dividend yield	--	3.15%
Expected life	--	7.3 y	ears
Expected volatility	--		20%
Risk-free interest rate	--	1.70%

(*)     There have been no stock option awards granted in 2003.

(7)

A summary of the status of the Corporation’s stock option plans is presented below:

	Nine months ended September 30,
	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	258,800	$15.806	179,800	$15.582
Granted	0		103,000	15.985
Exercised	(56,800)	15.030	(12,000)	15.108
Forfeited	0		0

Outstanding at the end of the period	202,000	16.024	270,800	15.756

Options exercisable at September 30,	202,000	16.024	167,800	15.616

Weighted average fair value of options granted during the period		--		2.08

Information pertaining to options outstanding at September 30, 2003 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.275-$16.775	62,000	1.5 years	$16.35	62,000	$16.35
$14.275-$16.775	140,000	8.1 years	15.88	140,000	15.88

	202,000			202,000

(8)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial review of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended September 30, 2003 and 2002. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

        The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of September 30, 2003, the company had 14 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At September 30, 2003, the company had 215 full-time equivalent employees.

        The bank was established as a national banking association in 1910 as “The First National Bank of Dunmore.” Based upon shareholder approval received at a Special Shareholders’ Meeting held October 27, 1987, the bank changed its name to “First National Community Bank” effective March 1, 1988. The bank’s operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Fashion Mall	July 1988
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003

(9)

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

Summary:

        Net income for the nine months ended September 30, 2003 amounted to $6,660,000, an increase of $561,000 or 9% compared to the same period of the previous year. This increase can be attributed to the $780,000 improvement in net interest income and the $631,000 increase in other income. Non-interest expenses increased $756,000, or 7%, over the same period of last year due primarily to an increase in Salaries & Benefits of $331,000 and other costs associated with a new community office.

        Net income for the quarter ended September 30, 2003 amounted to $2,119,000, an increase of $42,000, or 2% compared to the same period of the previous year. This increase can be attributed to the $342,000 improvement in net interest income. Non-interest expenses increased $370,000, or 10%, over the same period of last year due primarily to an increase in Salaries & Benefits of $142,000 and other costs associated with a new community office.

RESULTS OF OPERATIONS

Net Interest Income:

        The Company’s primary source of revenue is net interest income which totaled $17,217,000 and $16,537,000 (before the provision for credit losses) during the first nine months of 2003 and 2002, respectively. Net interest income for the quarters ended September 30, 2003 and September 30, 2002 amounted to $5,937,000 and $5,695,000, respectively. Year to date net interest margins (tax equivalent) decreased ten basis points to 3.41% for 2003 compared to 2002 comprised of an eighty basis point decrease in the yield earned on earning assets and a seventy six basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2003 margin would be 3.79% which is nine basis points lower than the 3.88% recorded during the first nine months of last year.

        Earning assets increased $60 million to $755 million during the first nine months of 2003 and now total 94.1% of total assets, a slight decrease from the year-end level of 94.9%.

(10)

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

	Nine-months ended September 30, 2003
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$480,370	$22,232	6.12%
Loans (tax-free) (1)	18,355	684	7.44
Investment securities (taxable)	161,866	5,337	4.39
Investment securities (tax-free)(1)	54,956	2,140	7.87
Time deposits with banks and
federal funds sold	8,080	111	1.83

Total interest-earning assets	723,627	30,504	5.86%

Non-interest earning assets	41,021

Total Assets	$764,648

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$501,475	$8,662	2.31%
Borrowed funds	126,604	4,625	4.82

Total interest-bearing liabilities	628,079	13,287	2.81%

Other liabilities and shareholders' equity	136,569

Total Liabilities and Shareholders' Equity	$764,648

Net interest income/rate spread		$17,217	3.04%
Net yield on average interest-
earning assets			3.41%
Interest-earning assets as a
percentage of interest-
bearing liabilities			115%

(1)     Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(11)

	Nine-months ended September 30, 2002
	Average Balance	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Loans (taxable)	$437,570	$22,822	6.90%
Loans (tax-free) (1)	18,611	740	7.95
Investment securities (taxable)	155,044	6,654	5.72
Investment securities (tax-free) (1)	51,681	2,035	7.96
Time deposits with banks and
federal funds sold	12,565	230	2.43

Total interest-earning assets	675,471	32,481	6.66%

Non-interest earning assets	36,782

Total Assets	$712,253

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$479,427	$11,424	3.19%
Borrowed funds	114,812	4,520	5.19

Total interest-bearing liabilities	594,239	15,944	3.57%

Other liabilities and shareholders' equity	118,014

Total Liabilities and Shareholders' Equity	$712,253

Net interest income/rate spread		$16,537	3.09%
Net yield on average interest-
earning assets			3.51%
Interest-earning assets as a
percentage of interest-
bearing liabilities			114%

(1)     Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(12)

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

	Period Ended September 30, (Dollars in thousands) 2003 vs 2002 Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(2,705)	$2,115	$(590)
Loans (tax-free)	(47)	(10)	(57)
Investment securities (taxable)	(1,598)	281	(1,317)
Investment securities (tax-free)	(24)	129	105
Time deposits with banks and federal funds sold	(62)	(56)	(118)

Total interest income	$(4,436)	$2,459	$(1,977)

Deposits	$(3,176)	$414	$(2,762)
Borrowed funds	(359)	464	105

Total interest expense	$(3,535)	$878	$(2,657)

Net change in net interest income	$(901)	$1,581	$680

	Period Ended September 30, (Dollars in thousands) 2002 vs 2001 Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(4,102)	$2,506	$(1,596)
Loans (tax-free)	(166)	162	(4)
Investment securities (taxable)	(1,006)	1,236	230
Investment securities (tax-free)	(26)	195	169
Time deposits with banks and federal funds sold	(251)	(37)	(288)

Total interest income	$(5,551)	$4,062	$(1,489)

Deposits	$(5,544)	$1,027	$(4,517)
Borrowed funds	(241)	1,090	849

Total interest expense	$(5,785)	$2,117	$(3,668)

Net change in net interest income	$234	$1,945	$2,179

(13)

Other Income and Expenses:

        Other income in the first nine months of 2003 increased $631,000 in comparison to the same period of 2002. Service charges and fees increased $252,000, or 14%, over the prior period. Income from service charges increased $169,000, or 17%, in comparison to the same period of last year while other fee income increased $83,000, or 10%. New products and a larger deposit base contributed to the increases. Net gains from the sale of assets increased $379,000 from last year.

        On a quarterly basis, other income for the third quarter of 2003 increased $35,000 in comparison to the same period of 2002. Service charges and fees increased $134,000, or 21%, over the prior period. Income from service charges increased $87,000, or 25%, in comparison to the same period of last year while other fee income increased $47,000, or 16%. Net gains from the sale of assets decreased $99,000 compared to the third quarter of 2002.

        Other expenses increased $756,000 or 7% for the period ended September 30, 2003 compared to the same period of the previous year. Salaries and Benefits costs added $331,000, or 6% in comparison to the first nine months of 2002. Occupancy and equipment costs rose 5%, advertising costs rose 7%, data processing costs rose 12% and other operating expenses increased $227,000, or 10%.

        Other expenses for the third quarter of 2003 increased $370,000 in comparison to the same period of 2002. Salaries and Benefits costs added $142,000, or 8% in comparison to the third quarter of 2002. Occupancy and equipment costs rose 7%, advertising costs rose 4%, data processing costs rose 22% and other operating expenses increased 17%.

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

Provision for Income Taxes:

        The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2003	2002
Provision at statutory rate	$2,859	$2,634
Add (Deduct):
Tax effect of non-taxable interest income	(960)	(944)
Non-deductible interest expense	88	110
Other items, net	(268)	(175)

Income tax expense	$1,719	$1,625

(14)

Securities:

        Carrying amounts and approximate fair value of investment securities are summarized as follows:

	September 30, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies	$15,187	$15,187	$13,029	$13,029
Obligations of state and
political subdivisions	59,383	59,348	57,864	57,823
Mortgage-backed securities	125,041	125,041	127,424	127,424
Corporate debt securities	13,004	13,004	425	425
Equity securities	10	10	10	10

Total	$212,625	$212,590	$198,752	$198,711

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2003 of the Company’s Investment Securities classified as available-for-sale:

	September 30, 2003
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and
obligations of U.S.
government agencies:	$15,029	$202	$44	$15,187
Obligations of state and
political subdivisions:	54,726	3,279	20	57,985
Mortgage-backed securities:	124,249	1,724	932	125,041
Corporate debt securities:	13,123	4	123	13,004
Equity securities:	10	0	0	10

Total	$207,137	$5,209	$1,119	$211,227

(15)

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2003 of the Company’s Investment Securities classified as held-to-maturity:

	September 30, 2003
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and
political subdivisions:	$1,398	$0	$35	$1,363

Total	$1,398	$0	$35	$1,363

        The following table shows the amortized cost and approximate fair value of the company’s debt securities at September 30, 2003 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)		(Dollars in Thousands)
Amounts maturing in:
One year or less	$500	$505	$0	$0
After one year through
five years	12,218	12,455	0	0
After five years through
ten years	6,819	6,952	0	0
After ten years	63,340	66,264	1,398	1,363
Mortgage-backed securities	124,250	125,041	0	0

Total	$207,127	$211,217	$1,398	$1,363

        Gross proceeds from the sale of investment securities for the periods ended September 30, 2003 and 2002 were $36,506,955 and $38,248,221 respectively with the gross realized gains being $869,842 and $405,191 respectively, and gross realized losses being $187,820 and $17,258, respectively.

        At September 30, 2003 and 2002, investment securities with a carrying amount of $60,277,072 and $106,046,734 respectively, were pledged as collateral to secure public deposits and for other purposes.

(16)

Loans:

        The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

	September 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans, secured by residential
properties	$91,979	17.2	$78,575	15.9
Real estate loans, secured by nonfarm,
nonresidential properties	235,337	43.9	216,289	43.8
Commercial & industrial loans	119,187	22.2	115,651	23.4
Loans to individuals for household,
family and other personal expenditures	69,687	13.0	63,258	12.8
Loans to state and political subdivisions	20,043	3.7	20,256	4.1
All other loans, including overdrafts	149	0.0	87	0.0

Total Gross Loans	$536,382	100.0	$494,116	100.0

Less: Allow. for Loan Losses	(6,732)		(6,140)

Net Loans	$529,650		$487,976

        The following table sets forth certain information with respect to the company’s allowance for loan losses and charge-offs:

	Nine months Ended Sept. 30, 2003	Year to date Ended Dec. 31, 2002
	(Dollars in thousands)
Balance, January 1	$6,140	$5,594
Recoveries Credited	182	164
Losses Charged	(465)	(1,018)
Provision for Loan Losses	875	1,400

Balance at End of Period	$6,732	$6,140

(17)

        The following table presents information about the company’s non-performing assets for the periods indicated:

	Sept. 30, 2003	Dec 31, 2002

	(Dollars in thousands)
Nonaccrual loans
Impaired	$0	$0
Other	603	37
Loans past due 90 days or more
and still accruing	295	299

Total non-performing loans	898	336

Other Real Estate Owned	0	0

Total non-performing assets	$898	$336

	Sept. 30, 2003	Dec 31, 2002
Non-performing loans as a
percentage of gross loans	0.2%	0.1%

Non-performing assets as a
percentage of total assets	0.1%	0.05%

        Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of twelve credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal, except for one credit totaling $384,000 on which full recovery is doubtful.

Provision for Credit Losses:

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first nine months of 2003 with an extra $100,000 provision in January and April. A monthly provision of $75,000 was credited to the allowance for loan losses during the first nine months of 2002 with an extra $100,000 provision in March, June, and September. The ratio of the loan loss reserve to total loans at September 30, 2003 and 2002 was 1.26% and 1.30%, respectively.

(18)

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

        The short-term liquidity position of the company is strong as evidenced by $23,328,000 in cash and cash equivalents and $3,168,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $15 million or 7% of the portfolio maturing or expected to be called within one year and expected cash flow from principal reductions approximating an additional $60 million.

        The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.

(19)

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

        Total stockholders’ equity increased $4,172,000 or 7% during the first nine months of 2003 comprised of an increase in retained earnings in the amount of $4,349,000 after paying cash dividends, $1,962,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $2,139,000 decrease in other comprehensive income. During the same period of 2002, total stockholders’ equity increased $9,738,000, or 19%, comprised of an increase in retained earnings of $4,121,000, after paying cash dividends and $1,032,000 from stock issued through Dividend Reinvestment and a $4,585,000 increase in other comprehensive income. The total dividend payout during the first nine months of 2003 and 2002 represents $.44 per share and $.385 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $6,311,000 and $5,153,000, respectively.

        The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2003, First National Community Bank met all capital requirements with a leverage ratio of 8.19% and core capital and total risk-based capital ratios of 10.50% and 11.61%, respectively.

(20)

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no significant change in the Company’s exposure to market risk during the first nine months of 2003. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2002.

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

(21)

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

Form 8-K was filed on July 8, 2003 for First National Community Bancorp, Inc. regarding the Second Quarter Earnings.

Form 8-K was filed on August 28, 2003 for First National Community Bancorp, Inc. regarding the Third Quarter Dividend.

(22)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

/s/ J. David Lombardi

J. David Lombardi, President and Chief Executive Officer

Date: October 24, 2003

/s/ William Lance

William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

Date: October 24, 2003

(23)