Form 10-K
period 2003-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2004-03-15
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X   No  ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes X     No ___

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $146,456,675 at June 30, 2003.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:     5,352,835 shares of common stock as of March 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2004 are incorporated by reference into Part III of this report. Portions of the Registrant’s Annual Report to security holders for the Fiscal Year Ended December 31, 2003 are incorporated by reference into Part IV of this report.

FIRST NATIONAL COMMUNITY BANCORP, INC.

Part I.

Item 1 – Business

CORPORATE PROFILE

The Business of First National Community Bancorp, Inc.

THE COMPANY

        First National Community Bancorp, Inc. (the “company”) is a Pennsylvania business, incorporated in 1997 and is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the “bank”). On November 2, 2000, the Federal Reserve Bank of Philadelphia approved the company’s application to change its status to a financial holding company as a complement to the company’s strategic objectives. The bank is a wholly-owned subsidiary of the company.

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

THE BANK

        The bank was established as a national banking association in 1910 as “The First National Bank of Dunmore.” Based upon shareholder approval received at a Special Shareholders’ Meeting held October 27, 1987, the bank changed its name to “First National Community Bank” effective March 1, 1988. The bank’s operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:

Office	Date Opened

Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Fashion Mall	July 1988
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004

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

Community Offices
Dunmore	Daleville
Scranton	Plains
Dickson City	Back Mountain
Fashion Mall	Clarks Green
Wilkes-Barre	Hanover Township
Pittston	Nanticoke
Kingston	Hazleton
Exeter	Route 315

Remote Locations
Petro Truck Stop, 98 Grove St., Dupont
Bill's Shursave Supermarket, Rt. 502, Daleville
Convenient Food Mart, 3021 N. Main Ave., Scranton
Kwik Joe's, 620 N. Blakely St., Dunmore, PA

        Additionally, to further enhance 24-hour banking services, Telephone Banking (Account Link), Loan by Phone, and Mortgage Link are available to customers. These services provide consumers the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone.

        As of December 31, 2003, industry concentrations exist within the following six industries. Loans and lines of credit to each of these industries were as follows:

Shopping Centers/Complexes	$39,633,000
Hotels	$27,488,000
Land Subdivision	$26,581,000
Automobile Dealers	$25,058,000
Restaurants	$24,820,000
Office Complexes/Units	$22,463,000

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

        Financial Services Modernization Legislation. — In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

        In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

EMPLOYEES

        As of December 31, 2003 the bank employed 255 persons, including 55 part-time employees.

AVAILABLE INFORMATION

        The company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission. You may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contain reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The company’s web site address is http://www.fncb.com. The company makes available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, we will provide electronic or paper copies of the company’s filings free of charge upon request.

Item 2 - Properties

Property	Location	Ownership	Type of Use
1	102 East Drinker Street Dunmore, PA	Own	Main Office
2	419-421 Spruce Street Scranton, PA	Own	Scranton Branch
3	934 Main Avenue Dickson City, PA	Own	Dickson City Branch
4	277 Scranton/Carbondale Highway Scranton, PA	Lease	Fashion Mall Branch
5	23 West Market Street Wilkes-Barre, PA	Lease	Wilkes-Barre Branch
6	1700 N. Township Blvd. Pittston, PA	Lease	Pittston Plaza Branch
7	754 Wyoming Avenue Kingston, PA	Lease	Kingston Branch
8	1625 Wyoming Avenue Exeter, PA	Lease	Exeter Branch
9	Route 502 & 435 Daleville, PA	Lease	Daleville Branch
10	27 North River Road Plains, PA	Lease	Plains Branch
11	169 North Memorial Highway Shavertown, PA	Lease	Back Mountain Branch
12	269 E. Grove St. Clarks Green, PA	Own	Clarks Green Branch
13	734 Sans Souci Parkway Hanover Township, PA	Lease	Hanover Township Branch
14	194 South Market Street Nanticoke, PA	Own	Nanticoke Branch
15	200 S. Blakely Street Dunmore, PA	Lease	Administrative Center
16	330-352 West Broad Street Hazleton, PA	Own	Hazleton Branch
17	40 Highway 315 Pittston, PA	Own	Route 315 Branch
18	107-109 S. Blakely Street Dunmore, PA	Own	Parking Lot
19	114-116 S. Blakely Street Dunmore, PA	Own	Parking Lot
20	1708 Tripp Avenue Dunmore, PA	Own	Parking Lot

Item 3 — Legal Proceedings

        Neither the company nor its subsidiaries are involved in any material pending legal proceedings, other than routine litigation incidental to the business nor does the company know of any proceedings contemplated by governmental authorities.

Item 4 — Submission of Matters to a Vote of Security Holders

        Not Applicable

Part II.

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

INVESTOR INFORMATION

MARKET PRICES OF STOCK AND DIVIDENDS PAID

        The company’s common stock is not actively traded. The principal market area for the company’s stock is northeastern Pennsylvania. First National Community Bancorp, Inc. is listed in the Over-The-Counter (OTC) Bulletin Board Stocks under the symbol “FNCB”. On March 10, 2004, there were approximately 1200 holders of record of the company’s common stock. Quarterly market highs and lows and dividends paid for each of the past two years are presented below. These prices represent actual transactions. The company expects that comparable cash dividends will be paid in the future.

	MARKET PRICE
	HIGH		LOW		DIVIDENDS PAID PER SHARE

QUARTER		20	03
First	$27.80			$19.30	$.14
Second	32.00			27.00	.14
Third	28.00			25.50	.16
Fourth	29.50			25.50	.18

					$0.62
QUARTER		20	02
First	$16.50			$15.20	$.125
Second	17.50			15.40	.125
Third	17.13			15.55	.135
Fourth	19.50			16.63	.165

					$0.550

        * Share and per share information includes the retroactive effect of the 100% stock dividend paid January 31, 2003.

MARKET MAKERS

F.J. Morrissey 1700 Market Street Suite 1420 Philadelphia, PA 19103 (215) 563-8500	Ryan, Beck and Co. 220 South Orange Avenue Livingston, NJ 07039 (973) 597-6000

Monroe Securities 47 State Street Rochester, NY 14614 (716) 546-5560	RBC Dain Rauscher 1211 Avenue of the Americas 32nd Floor New York, NY 10036 (866) 835-1422

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-9982

Shareholder questions regarding stock ownership should be directed to the Investor Relations Department at Registrar and Transfer Company at 1-800-368-5948.

DIVIDEND CALENDAR

        Dividends on the company’s common stock, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15. Record dates for dividends are customarily on or about March 1, June 1, September 1, and December 1.

SHAREHOLDERS’ INQUIRIES

        A copy of the company’s Annual Report for the year ended December 31, 2003 on Form 10-K, as required to be filed with the Securities and Exchange Commission, may be obtained free of charge by writing to:

Treasurer
First National Community Bancorp, Inc.
102 East Drinker Street
Dunmore, PA 18512

INTERNET ADDRESS
www.fncb.com

E-MAIL ADDRESS
fncb@fncb.com

Item 6 – Selected Financial Data

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

Total assets	$816,303	$735,327	$676,307	$583,852	$540,363
Interest-bearing balances with financial institutions	2,673	3,368	3,161	3,359	2,874
Securities	211,353	205,492	194,109	152,316	146,528
Net loans	552,197	487,976	439,884	393,125	359,244
Total deposits	602,069	540,475	517,334	460,418	411,126
Stockholders' equity	68,738	62,843	51,786	46,684	37,055
Net interest income before provision for credit losses	23,295	22,060	19,233	19,021	17,643
Provision for credit losses	1,200	1,400	1,220	970	1,020
Other income	4,184	3,676	3,151	1,382	1,577
Other expenses	15,483	14,248	12,683	11,752	10,795
Income before income taxes	10,796	10,088	8,481	7,681	7,405
Provision for income taxes	2,159	2,063	1,701	1,661	1,756
Net income	8,637	8,025	6,780	6,020	5,649
Cash dividends paid	$3,267	$2,832	$2,455	$2,202	$1,922
Per share data:
Net income - basic (1)	$1.64	$1.56	$1.34	$1.20	$1.17
Net income - diluted (1)	$1.57	$1.50	$1.31	$1.20	$1.17
Cash dividends (2)	$0.62	$0.55	$0.49	$0.44	$0.40
Book value (1)(3)	$13.06	$12.21	$10.23	$9.33	$7.70
Weighted average number of shares outstanding-basic (1)	5,264,489	5,148,126	5,061,996	5,004,490	4,814,556
Weighted average number of shares outstanding-diluted (1)	5,493,595	5,353,427	5,189,441	5,037,692	4,814,556

(1)	Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 100% stock dividend paid January 31, 2003. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2)	Cash dividends per share have been restated to reflect to retroactive effect of the 100% stock dividend paid January 31, 2003.

(3)	Reflects the effect of SFAS No. 115 in the amount of $2,635,000 in 2003, $4,838,000 in 2002, $536,000 in 2001, $880,000 in 2000 and $(4,252,000) in 1999.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,”and similar expressions are intended to identify such forward-looking statements.

        The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation (a) the effects of future economic conditions on the Company and its customers; (b) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (c) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (d) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; (e) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (f) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; (g) technological changes; (h) acquisitions and integration of acquired businesses; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; and (j) acts of war or terrorism. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

        The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2003, 2002 and 2001. The information presented below should be read in conjunction with the company’s consolidated financial statements and accompanying notes appearing elsewhere in this report.

SUMMARY

        Net Income was $8,637,000 in 2003 which was $612,000, or 8%, higher than the $8,025,000 earned in 2002. The $8,025,000 earned in 2002 was $1,245,000, or 18%, higher than the $6,780,000 earned in 2001. Basic earnings per share were $1.64, $1.56 and $1.34 in 2003, 2002 and 2001. The weighted average number of shares outstanding in 2003 was 5,264,489 while the weighted average number of shares in 2002 and 2001 were 5,148,126 and 5,061,996.

        The increase reported in 2003 over the 2002 earnings was due primarily to the $1.2 million improvement in net interest income before providing for credit losses. Total other income also improved $508,000 in comparison to the prior year as service charges and fees improved $359,000, or 14%, and gains from the sale of loans, securities and other real estate increased $149,000. The provision for credit losses was $200,000 lower than the 2002 level, also contributing to the improved earnings. These increases were offset partially by a $1.2 million increase in total expenses and $96,000 of additional book tax expense.

        The earnings improvement recognized in 2002 as compared to 2001 includes a $2.8 million, or 15%, increase in net interest income before the provision for credit losses, a $359,000, or 17%, increase in fee income and a $166,000 increase in net gains from the sale of assets. Growth also contributed to a $1.6 million, or 12%, increase in operating expenses, a $180,000 increase in the credit loss provision and a $362,000 increase in federal income tax expense.

        Return on assets for the years ended December 31, 2003, 2002 and 2001 was 1.11%, 1.12% and 1.05%. Return on equity was 13.15% in 2003, 13.96% in 2002 and 13.50% in 2001.

NET INTEREST INCOME

        Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company’s operating income and as such is the primary determinant of profitability. Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Before providing for future credit losses, net interest income increased $1,235,000 in 2003 due to growth in loans and securities combined with the positive effect of repricing on interest sensitive assets and liabilities. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

        During 2003, tax-equivalent net interest income increased $1,250,000, or 5%, over the 2002 level. Significant loan growth had a major impact on the improved earnings. Effective asset-liability management techniques also contributed to the earnings improvement as sound pricing policies limited compression in the net interest margin during a year which saw interest rates reach decade old lows.

        Average loans increased $49 million, or 11%, over the 2002 level, but earnings on the portfolio decreased $786,000 as rates earned on variable rate assets declined and new growth was added at historically low levels. Commercial loan balances increased by $41 million, or 12%, but earnings on these assets decreased $82,000 due to repricing and new growth rates. Average consumer loans increased $7.5 million in 2003 due primarily to growth in home equity loans and an increase in the indirect auto portfolio. Falling interest rates also had a significant impact on consumer loan income as earnings from the portfolio was $704,000 lower than the year before. Overall, the yield earned on total loans declined eighty-one basis points in 2003 which resulted in $786,000 less earnings on $49 million more loans.

        Total securities were $10 million higher than the 2002 average balance. Falling interest rates also had a negative impact on the securities portfolio as the low rates of 2003 lead to record mortgage-refinancing activity, resulting in an acceleration of principal prepayments on securities. As these monies are reinvested at current rates, earnings compression occurs. During 2003, the yield earned on average securities was eighty-five basis points lower than in 2002, contributing to the $1.2 million reduction in interest income. Money market assets were also impacted by falling rates combined with a planned reduction in this lowest yielding asset. A $4 million decrease in average money market assets and a fifty-seven basis point drop in the rate earned on these assets lead to a $140,000 decrease in interest income.

        Average interest-bearing deposits increased $25 million in 2003 due primarily to growth in lower costing demand and savings balances. Interest rate reductions had a positive impact on the company’s earnings in this area as the eighty-five basis point decrease in the cost of deposits resulted in a $3.5 million reduction in interest expense. Borrowed funds and other interest-bearing liabilities were $15 million higher on average than last year, but a fifty basis point reduction in the cost of these funds limited the increased expense to $151,000.

        As a result of the growth of the balance sheet combined with a reduction in the yields earned and paid, the company’s net interest margin decreased nine basis points from the 3.53% reported in 2002 to 3.44%. Another factor affecting the company’s net interest margin are investment leveraging transactions which match assets with liabilities at various points in the interest rate cycles. These transactions provided over $700,000 of net interest income in 2003, but the interest spread of seventy-nine basis points had a negative impact on the company’s net interest margin. Exclusive of these transactions, the 2003 margin would have been 3.82% which is twelve basis points lower than the comparable 3.94% recorded in 2002.

        In 2002, tax-equivalent net interest income improved $2,977,000, or 14%, over the prior period. Growth in loans and securities contributed to increased earnings while deposit liabilities repriced downward.

        Average loans increased $43 million, or 10%, in 2002, but a decrease in the average yield earned resulted in a $1.7 million reduction in interest income. Commercial loan balances increased $52 million on average, but earnings decreased $362,000 as the continued low rate environment reduced the yield earned. Residential mortgage loan balances decreased $10 million on average as most new loans were sold upon origination. Earnings on mortgage loans were $828,000 lower than in 2001 due to the reduced balances and lower interest rates. Other consumer loan balances increased $1 million in 2002, but earnings decreased $461,000 due to the lower yields earned.

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

Yield Analysis
(dollars in thousands-taxable equivalent basis)(1)

	2003			2002			2001

	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate

ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$371,296	$21,869	5.89%	$329,175	$21,810	6.63%	$281,930	$22,293	7.91%
Commercial loans-tax free	18,412	1,384	7.52%	19,250	1,525	7.92%	14,434	1,404	9.73%
Mortgage loans	20,869	1,435	6.88%	22,307	1,742	7.81%	32,524	2,570	7.90%
Installment loans	100,287	6,521	6.50%	91,296	6,918	7.58%	90,331	7,379	8.17%

Total Loans	510,864	31,209	6.11%	462,028	31,995	6.92%	419,219	33,646	8.03%

Securities-taxable	161,089	6,989	4.34%	153,831	8,383	5.45%	134,503	8,567	6.37%
Securities-tax free	55,234	4,322	7.83%	52,119	4,141	7.95%	47,492	3,819	8.04%

Total Securities	216,323	11,311	5.23%	205,950	12,524	6.08%	181,995	12,386	6.81%

Interest-bearing deposits with banks	3,285	82	2.50%	3,380	138	4.08%	3,494	228	6.53%
Federal funds sold	3,528	43	1.22%	7,659	127	1.66%	9,517	377	3.96%

Total Money Market Assets	6,813	125	1.83%	11,039	265	2.40%	13,011	605	4.65%

Total Earning Assets	734,000	42,645	5.81%	679,017	44,784	6.60%	614,225	46,637	7.59%
Non-earning assets	48,542			43,898			35,349
Allowance for credit losses	(6,625)			(5,995)			(5,284)

Total Assets	$775,917			$716,920			$644,290

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$116,196	$1,097	0.94%	$104,968	$1,750	1.67%	$93,583	$2,549	2.72%
Savings deposits	66,974	599	0.89%	56,878	799	1.40%	46,892	951	2.03%
Time deposits over $100,000	95,090	2,199	2.31%	93,501	2,750	2.94%	86,540	4,474	5.17%
Other time deposits	226,592	7,278	3.21%	224,820	9,414	4.19%	220,940	12,594	5.70%

Total Interest-Bearing Deposits	504,852	11,173	2.21%	480,167	14,713	3.06%	447,955	20,568	4.59%
Borrowed funds and other Interest-bearing liabilities	131,616	6,237	4.74%	116,220	6,086	5.24%	91,793	5,061	5.51%

Total Interest-Bearing Liabilities	636,468	17,410	2.74%	596,387	20,799	3.49%	539,748	25,629	4.75%
Demand deposits	68,273			57,926			48,104
Other liabilities	5,763			5,382			6,503
Stockholders' equity	65,413			57,225			49,935

Total Liabilities and
Stockholders' Equity	$775,917			$716,920			$644,290

Net Interest Income Spread		$25,235	3.07%		$23,985	3.11%		$21,008	2.84%

Net Interest Margin			3.44%			3.53%			3.42%

(1)	In this schedule and other schedules presented on a tax-equivalent basis, income that is exempt from federal income taxes, i.e. interest on state and municipal securities, has been adjusted to a tax-equivalent basis using a 34% federal income tax rate.

(2)	Excludes non-performing loans.

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

Rate/Volume Variance Report(1)
(dollars in thousands-taxable equivalent basis)

	2003 vs 2002			2002 vs 2001

		Increase(Decrease)			Increase(Decrease)

	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate

Interest Income:
Commercial loans-taxable	$59	$2,803	$(2,744)	$(483)	$3,769	$(4,252)
Commercial loans-tax free	(141)	(66)	(75)	121	469	(348)
Mortgage loans	(307)	(112)	(195)	(828)	(807)	(21)
Installment loans	(397)	596	(993)	(461)	61	(522)

Total Loans	(786)	3,221	(4,007)	(1,651)	3,492	(5,143)

Securities-taxable	(1,394)	392	(1,786)	(184)	1,234	(1,418)
Securities-tax free	181	247	(66)	322	372	(50)

Total Securities	(1,213)	639	(1,852)	138	1,606	(1,468)

Interest-bearing deposits with banks	(56)	(4)	(52)	(90)	(8)	(82)
Federal funds sold	(84)	(68)	(16)	(250)	(74)	(176)

Total Money Market Assets	(140)	(72)	(68)	(340)	(82)	(258)

Total Interest Income	(2,139)	3,788	(5,927)	(1,853)	5,016	(6,869)

Interest Expense:
Interest-bearing demand deposits	(653)	182	(835)	(799)	277	(1,076)
Savings deposits	(200)	137	(337)	(152)	200	(352)
Time deposits over $100,000	(551)	47	(598)	(1,724)	360	(2,084)
Other time deposits	(2,136)	79	(2,215)	(3,180)	221	(3,401)

Total Interest-Bearing Deposits	(3,540)	445	(3,985)	(5,855)	1,058	(6,913)
Borrowed funds and other
interest-bearing liabilities	151	806	(655)	1,025	1,347	(322)

Total Interest Expense	(3,389)	1,251	(4,640)	(4,830)	2,405	(7,235)

Net Interest Income	$1,250	$2,537	$(1,287)	$2,977	$2,611	$366

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

CURRENT YEAR

        In 2003, tax-equivalent net interest income was $1,250,000 higher than the 2002 total. Growth of the balance sheet added $2.5 million to earnings in 2003 as the $3.8 million of income earned on new loans and securities more than offset the $1.3 million cost of new deposits and borrowings. Loan growth added $3.2 million of income while new securities and money market assets provided an additional $567,000. Interest expense increased $445,000 due to deposit growth while the additional borrowed funds cost $806,000. Repricing and growth at historically low levels had a negative impact on earnings in 2003. The reduced yield on loans resulted in a $4 million decrease due to rate while income from investment securities and money market assets decreased $1.9 million from the 2002 level. Interest expense was also impacted by falling rates but to a lesser extent as rate reductions on lower costing demand and savings balances were limited. Interest on deposits decreased $4.0 million in 2003 and the cost of borrowed funds decreased $655,000 due to the lower cost of newly originated borrowings.

PRIOR YEAR

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

PROVISION FOR CREDIT LOSSES

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company’s independent auditors. The provision for credit losses was $1,200,000 in 2003, $1,400,000 in 2002, and $1,220,000 in 2001. The ratio of the loan loss reserve to total loans was 1.18% at December 31, 2003 and 1.24% at December 31, 2002.

OTHER INCOME

Other Income	2003	2002	2001

	(in thousands)
Service charges	$1,575	$1,371	$1,059
Net gain on the sale of securities	657	366	604
Net gain on the sale of loans	555	339	298
Net gain on the sale of other real estate	96	454	91
Other	1,301	1,146	1,099

Total Other Income	$4,184	$3,676	$3,151

        The company’s other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

        During 2003, other income increased $508,000, or 14%, over the prior year. Service charges on deposits improved by $204,000, or 15%, due primarily to an increase in assessable accounts as well as revisions to the fee schedule. Other fee income improved $155,000 in 2003 comprised of an $89,000 increase in letter of credit fees, a $35,000 increase in merchant credit card processing and a $31,000 net increase in all other fees. Gains from asset sales totaled $1.3 million in 2003 which was $149,000 higher than the 2002 total. Investment securities were sold to restructure the portfolio while long-term, fixed-rate residential mortgage loans were sold to minimize interest rate risk.

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

OTHER EXPENSES

Other Expenses	2003	2002	2001

	(in thousands)
Salary expense	$6,061	$5,569	$4,985
Employee benefit expense	1,580	1,421	1,171
Occupancy expense	1,471	1,388	1,178
Equipment expense	1,193	1,161	987
Directors fees	464	372	376
Advertising expense	575	604	491
Data processing expense	1,116	941	925
Other operating expenses	3,023	2,792	2,570

Total Other Expenses	$15,483	$14,248	$12,683

        In 2003, total other expenses increased $1.2 million, or 9%, from the 2002 level. Employee costs increased $651,000, or 53% of the total while occupancy and equipment costs rose $115,000. All other expenses increased $469,000, or 38% of the total increase. The company’s overhead ratio was 2.00% in 2003 compared to 1.99% in 2002.

        Salary and benefit costs comprise approximately one-half of the company’s non-interest expense. Salaries increased $492,000 in 2003, including a $182,000 expense for stock options which reflects the early adoption of SFAS No. 148 “Accounting for Stock Based Compensation”. Please refer to Note 12 to the financial statements for a complete disclosure of stock-based compensation. Exclusive of stock-based compensation, salaries increased $310,000, or 6%, due to merit increases and the additional costs associated with expansion. At December 31, 2003, the company had 227 full-time equivalent employees on staff compared to the 210 reported on December 31, 2002.

        Occupancy and equipment costs increased 6% and 3%, respectively, due primarily to costs associated with a new community office. All other operating expenses increased $469,000, or 10%. Much of the increase was attributed to rising data processing costs and expenses associated with a new office.

        During 2002, total other expenses increased $1,565,000, or 12%, over the prior year. Employee costs rose $834,000 which was over 50% of the increase. Occupancy and equipment costs rose $384,000 and all other expenses increased $347,000, or 8%. The company’s overhead ratio, which measures non-interest expense as a percentage of average assets, was 1.99% in 2002 compared to 1.97% in 2001.

        Salary and benefit costs comprised 49% of the company’s total other expenses in 2002. Salaries increased $584,000, or 12% which includes $248,000 attributed to new community offices opened in 2002 and 2001. The $250,000 increase in benefit costs also includes $45,000 due to the new offices as well as increases due to rising health insurance costs, payroll related benefits and a $45,000 increased contribution to the employees’ profit sharing plan. At December 31, 2002, the company had 210 full-time equivalent employees on staff, a 5% increase over the 201 reported in 2001.

        Occupancy expenses increased $210,000 in 2002 due to the $166,000 of expenses associated with the new offices. Equipment costs rose $174,000, also due to the branch expansion. All other operating expenses rose $347,000, or 8%, due to increased advertising expenses and costs associated with the new offices.

PROVISION FOR INCOME TAXES

        During 2003, federal income tax expense increased $96,000 over the 2002 total. The increased expense at the statutory rate due to the earnings improvement was $241,000 but this was reduced by benefits received from tax-exempt income, a reduction in non-deductible interest expense and an increased benefit from other deferred tax items. The company’s effective tax rate was 20.0% in 2003 compared to 20.5% last year.

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

FINANCIAL CONDITION

        Total assets increased $81 million, or 11%, in 2003 compared to the $59 million, or 9%, increase recorded last year. Liquidity generated from $62 million of new deposits, $14 million of new borrowings and $6 million of capital growth provided funding for $64 million of net loan growth and a $6 million increase in the securities portfolio.

SECURITIES

        The primary objectives in managing the company’s securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income. Please refer to Note 3 for a complete disclosure of securities.

        Total securities increased $6 million in 2003. The continued low rate environment resulted in $80 million of principal being returned in the form of calls or prepayments while an additional $51 million of bonds were sold prior to maturity. In order to fulfill the objective of the securities portfolio and to remain fully invested, over $141 million of new purchases were added during 2003.

        New purchases included $30 million of securities which were funded with structured borrowings, thereby providing a favorable spread between the rate earned on the securities and the cost of the borrowings. As of December 31, 2003, the company had $88 million of these leveraged transactions outstanding. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company’s investment and asset/liability management policies. Other security purchases include bonds which will provide book income at current market rates with minimal extension risk in order to reduce the risk of rising rates. Investment sales were executed to shed the portfolio of high-risk bonds, low earning bonds and bonds which had been reduced in size by principal prepayments to below portfolio parameters.

        The following table sets forth the carrying value of securities at the dates indicated:

	December 31,

	2003	2002	2001

	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$17,771	$13,029	$10,453
Obligations of state and political subdivisions	61,539	57,864	51,757
Mortgage-backed securities	110,278	127,424	125,240
Corporate debt securities	13,021	425	1,212
Equity securities	8,744	6,750	5,447

Total	$211,353	$205,492	$194,109

        The following table sets forth the maturities of securities at December 31, 2003 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.

	Within One Year	2 - 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total

U.S. Treasury securities	$500	$508	$0	$0	$0	$0	$1,008
Yield	2.03%	1.86%					1.94%
Obligations of U.S. government
agencies		5,205	10,396	1,023			16,624
Yield		3.33%	3.55%	4.91%			3.57%
Obligations of state and political
subdivisions (1)		1,464	3,817	52,661			57,942
Yield		6.82%	6.94%	7.52%			7.47%
Corporate debt securities			1,621	11,500			13,121
Yield			4.83%	2.78%			3.03%
Mortgage-backed securities					109,922		109,922
Yield					4.91%		4.91%
Equity securities (2)						8,744	8,744
Yield						1.19%	1.19%

Total maturities	$500	$7,177	$15,834	$65,184	$109,922	$8,744	$207,361

Weighted yield	2.03%	3.94%	4.50%	6.64%	4.91%	1.19%	5.24%

(1)Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 34% federal income tax rate.

(2) Yield presented represents 2003 actual return.

LOANS

        Total loans increased $65 million, or 13%, in 2003. Real estate loans increased $43 million comprised of a $28 million increase in commercial mortgages, an $8 million increase in other loans secured by real estate, a $4 million increase in home equity loans and a $3 million increase in residential mortgage loans. The increase in residential mortgage loans is net of the sale of over $34 million of loan balances in 2003 to reduce the company's interest rate risk exposure and to create liquidity for future loan fundings. Commercial loans increased $17 million while the $2 million increase in other loans represents loans to state and municipal entities.

        Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:

Loans Outstanding (in thousands)
	2003	2002	2001	2000	1999

Commercial and Financial	$132,319	$115,651	$94,360	$79,483	$61,337
Real Estate	337,423	294,864	274,255	246,061	230,029
Installment	66,981	63,258	62,786	62,504	65,075
Other	22,052	20,343	14,077	10,327	7,517

Total Loans Gross	558,775	494,116	445,478	398,375	363,958
Allowance for Credit Losses	(6,578)	(6,140)	(5,594)	(5,250)	(4,714)

Net Loans	$552,197	$487,976	$439,884	$393,125	$359,244

        The following schedule shows the repricing distribution of loans outstanding as of December 31, 2003. Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding - Repricing Distribution (in thousands)
	Within One Year	One to Five Years	Over Five Years	Total

Commercial and Financial	$113,595	$16,869	$1,855	$132,319
Real Estate	209,208	73,934	54,281	337,423
Installment	2,769	60,789	3,423	66,981
Other	7,151	6,887	8,014	22,052

Total	$332,723	$158,479	$67,573	$558,775

Loans with predetermined interest rates	$6,896	$86,329	$57,413	$150,638
Loans with floating rates	325,827	72,150	10,160	408,137

Total	$332,723	$158,479	$67,573	$558,775

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

        The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

	2003	2002	2001	2000	1999

	(in thousands)
Nonaccrual:
Impaired	$0	$0	$0	$0	$0
Other	844	37	343	645	288
Loans past due 90 days or more and still accruing	622	299	426	224	498
Other Real Estate Owned	0	0	50	0	0

Total Non-Performing Assets	$1,466	$336	$819	$869	$786

        During 2003, total non-performing assets increased $1.1 million due to an $807,000 increase in nonaccrual loans and a $323,000 increase in loans past due over ninety days. Management believes that of the loans currently carried as nonaccrual, loss potential only exists on $444,000 of the balances and that the majority is secured by collateral, resulting in minimal exposure. Any loss realized on these loans and past due loans would be limited to any collateral deficiency upon disposition. The balance of other real estate owned on December 31, 2003 was $0.

        In 2002, total non-performing assets decreased $483,000. Nonaccrual loans decreased $306,000 as $223,000 of the balances carried at December 31, 2001 were charged off and $80,000 were paid in full. Loans past due over 90 days decreased $127,000 in 2002, while the $50,000 carried as other real estate owned at December 31, 2001 was recovered in full during 2002.

        On December 31, 2003, the company’s ratio of nonaccrual loans to total loans was .15% compared to the .01% reported in 2002. We continue to rank well ahead of peer banks in measurements of delinquency. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

        The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years:

Loan Loss Reserve Allocation (in thousands)
	12/31/03		12/31/02		12/31/01		12/31/00		12/31/99

	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans

Commercial and Financial	$4,449	76%	$4,154	76%	$1,577	72%	$2,483	67%	$2,917	61%
Real Estate	53	4%	44	5%	138	7%	190	12%	89	13%
Installment	259	20%	210	19%	183	21%	98	21%	94	26%
Unallocated	1,817	--	1,732	--	3,696	--	2,479	--	1,614	--

	$6,578	100%	$6,140	100%	$5,594	100%	$5,250	100%	$4,714	100%

The following schedule presents an analysis of the allowance for credit losses for each of the last five years (in thousands):

	Years Ended December 31
	2003	2002	2001	2000	1999

Balance, January 1	$6,140	$5,594	$5,250	$4,714	$4,283
Charge-Offs:
Commercial and Financial	314	256	233	70	123
Real Estate	109	455	474	268	462
Installment	579	307	360	355	271

Total Charge-Offs	1,002	1,018	1,067	693	856

Recoveries on Charged-Off Loans:
Commercial and Financial	13	2	6	10	23
Real Estate	7	10	20	122	154
Installment	220	152	165	127	90

Total Recoveries	240	164	191	259	267

Net Charge-Offs	762	854	876	434	589

Provision for Credit Losses	1,200	1,400	1,220	970	1,020

Balance, December 31	$6,578	$6,140	$5,594	$5,250	$4,714

Net Charge-Offs during the period as
a percentage of average loans
outstanding during the period	.15%	.18%	.21%	.11%	.17%
Allowance for credit losses as a
percentage of net loans
outstanding at end of period	1.18%	1.24%	1.26%	1.32%	1.30%

Net charge-offs decreased in 2003 to ..15% of average loans. The commercial and mortgage loan charge-off’s include writedowns on credits incurred in the normal course of business. The installment charge-off’s include $438,000 of indirect auto loans of which $210,000 was recovered through sales in 2003. In 2003, $9,000 of balances carried as nonaccrual on December 31, 2002 were charged-off. There were no charge-off’s incurred on any loans carried as nonaccrual on December 31, 2003.

DEPOSITS

        The primary source of funds to support the company’s growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $62 million in 2003 comprised of $76 million in low-cost savings and demand accounts and a $14 million reduction in time deposit balances.

        The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31,

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(dollars in thousands)
Noninterest bearing demand deposits	$68,273		$57,926		$48,104
Interest-bearing demand deposits	116,196	0.94%	104,968	1.67%	93,583	2.72%
Savings deposits	66,974	0.89%	56,878	1.41%	46,892	2.03%
Time deposits	321,682	2.95%	318,321	3.82%	307,480	5.55%

Total	$573,125		$538,093		$496,059

        Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003, 2002 and 2001 are summarized as follows:

	December 31, 2003	December 31, 2002	December 31, 2001

	(in thousands)
3 months or less	$41,316	$39,179	$51,605
Over 3 through 6 months	13,933	13,323	14,142
Over 6 through 12 months	20,199	15,026	11,061
Over 12 months	15,927	15,460	10,032

Total	$91,375	$82,988	$86,840

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

        The following schedules present information regarding the company’s risk-based capital at December 31, 2003, 2002 and 2001 and selected other capital ratios.

CAPITAL ANALYSIS
(in thousands)
	December 31,

	2003	2002	2001

Tier I Capital:
Shareholders' equity	$66,103	$58,005	$51,250

Total Tier I Capital	$66,103	$58,005	$51,250

Tier II Capital:
Allowable portion of allowance for
credit losses	$6,578	$6,140	$5,594

Total Risk-Based Capital	$72,681	$64,145	$56,844

Total Risk-Weighted Assets	$633,762	$549,300	$505,946

CAPITAL RATIOS
	Regulatory Minimum	2003	2002	2001

Total Risk-Based Capital	8.00%	11.47%	11.68%	11.24%
Tier I Risk-Based Capital	4.00%	10.43%	10.56%	10.13%
Tier I Leverage Ratio	4.00%	8.52%	8.09%	7.56%
Return on Assets	N/A	1.11%	1.12%	1.05%
Return on Equity*	N/A	13.15%	13.96%	13.50%
Equity to Assets Ratio*	N/A	8.42%	8.55%	7.66%
Dividend Payout Ratio	N/A	37.83%	35.29%	36.21%

        * Includes the effect of SFAS 115 in the amount of $2,635,000 in 2003, $4,838,000 in 2002 and $536,000 in 2001.

        During 1999, the company implemented a Dividend Reinvestment Plan which has resulted in an influx to capital of $5.3 million to date. The company also adopted stock option plans for directors and senior officers. New capital generated from the exercise of stock options is $1.4 million at December 31, 2003. In November 2002, the company declared a 100% stock dividend which was paid January 31, 2003. As a result of this stock dividend, 2,603,838 new shares were issued on the payable date.

        In 2003, regulatory capital increased $8.1 million comprised of a $5.4 million increase in retained earnings after paying cash dividends of $3.3 million, a $1.6 million increase due to the company’s dividend reinvestment plan and a $1.1 million increase due to the issuance of shares from the company’s stock option plans. As of December 31, 2003, there were 14,170,180 shares of stock available for future sale or stock dividends. The number of shareholders of record at December 31, 2003 was 1,176. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 13 to the financial statements for further discussion of capital requirements and dividend limitations.

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

        As of this writing, the company was not aware of any pronouncements or legislation other than those previously discussed that could have a material impact on the results of operations.

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

        The company’s interest sensitivity at December 31, 2003 was essentially neutral within reasonable ranges; for example, an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

INTEREST RATE GAP

        The following schedule illustrates the company’s interest rate gap position as of December 31, 2003 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.

Interest Rate Sensitivity Analysis as of December 31, 2003 (in thousands)
	Rate Sensitive

	1 to 90 Days	91 to 180 Days	181 to 365 Days	1 to 5 Years	Beyond 5 Years	Not Rate Sensitive	Total

Commercial loans	$302,305	$4,668	$13,148	$80,682	$24,810	$0	$425,613
Mortgage loans	1,741	835	3,118	9,258	9,307	0	24,259
Installment loans	20,939	6,009	12,291	61,224	8,440	0	108,903

Total Loans	324,985	11,512	28,557	151,164	42,557	0	558,775

Securities-taxable	8,599	8,146	14,055	88,402	26,748	8,744	154,694
Securities-tax free	1,671	935	0	24,413	29,640	0	56,659

Total Securities	10,270	9,081	14,055	112,815	56,388	8,744	211,353

Interest-bearing deposits with banks	990	198	1,485	0	0	0	2,673
Federal funds sold	0	0	0	0	0	0	0

Total Money Market Assets	990	198	1,485	0	0	0	2,673

Total Earning Assets	336,245	20,791	44,097	263,979	98,945	8,744	772,801
Non-earning assets	0	0	0	0	0	50,080	50,080
Allowance for credit losses	0	0	0	0	0	(6,578)	(6,578)

Total Assets	$336,245	$20,791	$44,097	$263,979	$98,945	$52,246	$816,303

Interest-bearing demand deposits	$138,021	$0	$0	$0	$0	$0	$138,021
Savings deposits	87,137	561	798	0	0	0	88,496
Time deposits $100,000 and over	41,316	13,933	20,199	14,679	1,248	0	91,375
Other time deposits	49,700	33,594	48,173	73,419	5,373	0	210,259

Total Interest-Bearing Deposits	316,174	48,088	69,170	88,098	6,621	0	528,151

Borrowed funds and other
Interest-bearing liabilities	21,679	5,373	4,415	38,619	70,335	0	140,421

Total Interest-Bearing Liabilities	337,853	53,461	73,585	126,717	76,956	0	668,572
Demand deposits	0	0	0	0	0	73,918	73,918
Other liabilities	0	0	0	0	0	5,075	5,075
Stockholders' equity	0	0	0	0	0	68,738	68,738

Total Liabilities and Stockholders' Equity	$337,853	$53,461	$73,585	$126,717	$76,956	$147,731	$816,303

Interest Rate Sensitivity gap	$(1,608)	$(32,670)	$(29,488)	$137,262	$21,989	$(95,485)

Cumulative gap	$(1,608)	$(34,278)	$(63,766)	$73,496	$95,485

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

ECONOMIC VALUE AT RISK

        Earnings at risk simulation measures the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the company’s existing assets and liabilities. The ALCO examines this ratio monthly utilizing a rate shock of +200 basis points in the interest rate simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

        The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2003 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2003 levels.

	RATES + 200	RATES - 200
Earnings at risk:
Percent change in net interest income	3.69%	(.47)%
Economic value at risk:
Percent change in economic value of equity	(23.97)%	6.00%

        Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company’s policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

        The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company’s most liquid assets. At December 31, 2003 cash and cash equivalents totaled $23.3 million, compared to the December 31, 2002 level of $15.5 million. Financing activities provided $74.4 million and operating activities provided $10.1 million of cash and cash equivalents during the year while investing activities utilized $76.7 million. The cash flows provided by financing activities includes increases in deposits and borrowed funds while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

        Core deposits, which represent the company’s primary source of liquidity, averaged $478 million in 2003, an increase of $33 million, or 7%, from the $445 million average in 2002. This increase in average core deposits was supplemented with a $2 million increase in average jumbo certificates and a $15 million increase in average borrowed funds and other interest-bearing liabilities.

        The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks and at the Federal Home Loan Bank of Pittsburgh. The Federal Reserve Discount Window also provides a funding source of last resort.

Item 8 — Financial Statements and Supplementary Data

        The information required in Part II, Item 8 is incorporated by reference from the Company’s Annual Report to security holders for the fiscal year ended December 31, 2003.

Balance Sheet	Exhibit A
Statement of Income	Exhibit B
Statement of Cash Flows	Exhibit C
Statement of Changes in Equity	Exhibit D
Notes to Consolidated Financial Statements
Independent Auditor’s Report	Exhibit E

Additional references are made in Part IV, Item 16 of this Form 10-K.

Item 9- Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable

Item 9A – Controls and Procedures

        Within 90 days prior to the date of this Form 10-K, First National Community Bancorp, Inc. carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, First National Community Bancorp Inc.‘s disclosure controls and procedures are effective in timely alerting them to material information relating to First National Community Bancorp, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in First National Community Bancorp, Inc.‘s internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date First National Community Bancorp, Inc. carried out its evaluation. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

FIRST NATIONAL COMMUNITY BANCORP, INC.

Part III.

Item 10 - Directors and Executive Officers of the Registrant

        Information regarding directors, nominees, principal officers, audit committees and audit committee financial experts required by this item is set forth under the captions “Information as to Nominees and Directors”, “Principal Officers of the Company”, “Principal Officers of the Bank”, “Audit Committee Financial Expert” and “Audit Committee” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2004 and is incorporated herein by reference.

        The Corporation’s Code of Ethics for Senior Financial Officers is filed with this report as Exhibit 99–P.

Item 11 — Executive Compensation

        The information required by this item is set forth under the captions “Executive Compensation”, “Option Grants in 2003”, “Compensation of Direcors”, “Employment Agreement”, “Compensation Report of the Board of Directors”, and “Stock Performance Graph and Table” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2004 and is incorporated herein by reference.

Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item regarding security ownership of beneficial owners and management is set forth under the captions “Beneficial Ownership by Directors, Principal Officers and Nominees ” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2004 and is incorporated herein by reference.

         Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2003 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2004 and is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions

         The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2004 and is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

         The information required by this item is set forth under the caption “Independent Auditors” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2004 and is incorporated herein by reference.

Part IV.

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The information required in Item 15 is incorporated by reference from the Company’s Annual Report to security holders for the fiscal year ended December 31, 2003.

EXHIBIT A — Balance Sheet — December 31, 2003 and 2002

EXHIBIT B - Statement of Income - December 31, 2003, 2002 and 2001

EXHIBIT C — Statement of Cash Flows — December 31, 2003, 2002 and 2001

EXHIBIT D — Statement of Changes in Stockholders’ Equity — December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

1	Summary of Significant Accounting Policies
2	Restricted Cash Balances
3	Investment Securities —December 31, 2003 and 2002
4	Loans and Changes in Allowance for Loan Loss - December 31, 2003 and 2002
5	Bank Premises and Equipment - December 31, 2003 and 2002
6	Deposits
7	Borrowed Funds - December 31, 2003 and 2002
8	Benefit Plans
9	Income Taxes - December 31, 2003, 2002 and 2001
10	Related Party Transactions
11	Commitments
12	Stock Option Plans
13	Regulatory Matters - December 31, 2003 and 2002
14	Disclosures about Fair Value of Financial Instruments - December 31, 2003 and 2002
15	Condensed Financial Information - Parent Company Only
16	Selected Quarterly Financial Data — 2003 and 2002

EXHIBIT E — Independent Auditor’s Report

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Form 8-K filed 10/23/03 Regarding Third Quarter Earnings

Form 8-K filed 11/28/03 Regarding Fourth Quarter Dividend

EXHIBIT  31.1 – Certification of Chief Executive Officer

EXHIBIT  31.2 – Certification of Chief Financial Officer

EXHIBIT  32.1 – Section 1350 Certification –Chief Executive Officer

EXHIBIT  32.2 – Section 1350 Certification –Chief Financial Officer

EXHIBIT  99.P – Code of Ethics

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

DATE: March 10, 2004

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael G. Cestone	March 10, 2004	/s/ Louis A. DeNaples	March 10, 2004

Michael G. Cestone	Date	Louis A. DeNaples	Date

/s/ Michael J. Cestone, Jr.	March 10, 2004	/s/ Joseph J. Gentile	March 10, 2004

Michael J. Cestone, Jr.	Date	Joseph J. Gentile	Date

/s/ Joseph Coccia	March 10, 2004	/s/ Joseph O. Haggerty	March 10, 2004

Joseph Coccia	Date	Joseph O. Haggerty	Date

/s/ William P. Conaboy	March 10, 2004	/s/ J. David Lombardi	March 10, 2004

William P. Conaboy	Date	J. David Lombardi	Date

/s/ Michael T. Conahan	March 10, 2004	/s/ John P. Moses	March 10, 2004

Michael T. Conahan	Date	John P. Moses	Date

/s/ Dominick L. DeNaples	March 10, 2004	/s/ John R. Thomas	March 10, 2004

Dominick L. DeNaples	Date	John R. Thomas	Date

Exhibit A – Balance Sheet

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share data)	2003	2002

ASSETS
Cash and cash equivalents	$23,290	$15,498
Interest-bearing balances with financial institutions	2,673	3,368
Securities:
Available-for-sale, at fair value	201,204	197,405
Held-to-maturity, at cost (fair value $1,442 and $1,306)	1,415	1,347
Federal Reserve Bank and FHLB stock, at cost	8,734	6,740
Net loans	552,197	487,976
Bank premises and equipment	8,758	7,102
Accrued interest receivable	3,458	3,308
Other assets	14,574	12,583

TOTAL ASSETS	$816,303	$735,327

LIABILITIES
Deposits:
Demand	$73,918	$60,598
Interest-bearing demand	138,021	105,142
Savings	88,496	58,850
Time ($100,000 and over)	91,375	82,988
Other time	210,259	232,897

Total deposits	602,069	540,475
Borrowed funds	140,421	126,908
Accrued interest payable	2,031	2,376
Other liabilities	3,044	2,725

Total liabilities	$747,565	$672,484

STOCKHOLDERS' EQUITY
Common Stock ($1.25 par)
Authorized: 20,000,000 shares
Issued and outstanding: 5,331,835 shares in 2003 and
5,207,676 shares in 2002	$6,665	$6,510
Additional paid-in capital	15,638	13,065
Retained earnings	43,800	38,430
Accumulated other comprehensive income (loss)	2,635	4,838

Total stockholders' equity	68,738	62,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$816,303	$735,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit B – Statements of Income

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31, (in thousands, except per share data)	2003	2002	2001

INTEREST INCOME
Interest and fees on loans	$30,738	$31,477	$33,169

Interest and dividends on securities:
U.S. Treasury and government agencies	6,534	8,043	8,021
State and political subdivisions	2,853	2,734	2,521
Other securities	455	340	546

Total interest and dividends on securities	9,842	11,117	11,088

Interest on balances with financial institutions	82	138	228
Interest on federal funds sold	43	127	377

TOTAL INTEREST INCOME	40,705	42,859	44,862

INTEREST EXPENSE
Interest-bearing demand	1,097	1,750	2,549
Savings	599	799	951
Time ($100,000 and over)	2,199	2,750	4,474
Other time	7,278	9,414	12,594
Interest on borrowed funds	6,237	6,086	5,061

TOTAL INTEREST EXPENSE	17,410	20,799	25,629

Net interest income before provision for credit losses	23,295	22,060	19,233
Provision for credit losses	1,200	1,400	1,220

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	22,095	20,660	18,013

OTHER INCOME
Service charges	1,575	1,371	1,059
Net gain/(loss) on the sale of securities	657	366	604
Net gain/(loss) on the sale of loans	555	339	298
Net gain on the sale of other real estate	96	454	91
Other	1,301	1,146	1,099

TOTAL OTHER INCOME	4,184	3,676	3,151

OTHER EXPENSES
Salaries and employee benefits	7,641	6,990	6,156
Occupancy expense	1,471	1,388	1,178
Equipment expense	1,193	1,161	987
Directors Fees	464	372	376
Advertising expense	575	604	491
Data processing expense	1,116	941	925
Other operating expenses	3,023	2,792	2,570

TOTAL OTHER EXPENSES	15,483	14,248	12,683

INCOME BEFORE INCOME TAXES	10,796	10,088	8,481
Provision for income taxes	2,159	2,063	1,701

NET INCOME	$8,637	$8,025	$6,780

EARNINGS PER SHARE:
Basic	$1.64	$1.56	$1.34

Diluted	$1.57	$1.50	$1.31

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit C – Statements of Cash Flows

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2003	2002	2001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$41,847	$44,085	$45,456
Fees and commissions received	2,876	2,517	2,158
Interest paid	(17,755)	(21,987)	(26,391)
Cash paid to suppliers and employees	(14,152)	(13,253)	(11,710)
Income taxes paid	(2,759)	(2,579)	(2,112)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,057	8,783	7,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities	500	1,000	500
Proceeds from sales prior to maturity	51,282	40,088	48,827
Proceeds from calls prior to maturity	80,258	46,916	38,306
Purchases	(141,876)	(94,313)	(130,384)
Securities held to maturity:
Proceeds from calls prior to maturity	0	643	548
Net (increase)/decrease in interest-bearing bank balances	695	(207)	198
Purchase of life insurance	0	0	(6,500)
Net increase in loans to customers	(64,771)	(48,649)	(47,640)
Capital expenditures	(2,740)	(1,584)	(1,692)

NET CASH USED IN INVESTING ACTIVITIES	(76,652)	(56,106)	(97,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, money market demand,
NOW accounts, and savings accounts	75,846	20,191	33,545
Net increase/(decrease) in certificates of deposit	(14,252)	2,950	23,371
Net increase in borrowed funds	13,513	25,298	30,702
Proceeds from issuance of common stock net of stock issuance costs	1,565	1,238	1,004
Proceeds from issuance of common stock - Stock Option Plans	982	324	117
Cash dividends paid	(3,267)	(2,832)	(2,455)

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,387	47,169	86,284

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	7,792	(154)	(4,152)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,498	15,652	19,804

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,290	$15,498	$15,652

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income	$8,637	$8,025	$6,780

Adjustments to reconcile net income to net cash
Provided by operating activities:
Amortization and accretion, net	1,293	1,169	492
Depreciation and amortization	1,085	1,082	997
Stock based compensation - stock option plans	181	0	0
Provision for credit losses	1,200	1,400	1,220
Provision for deferred taxes	(323)	(528)	(393)
Gain on sale of securities	(657)	(366)	(604)
Gain on sale of loans	(555)	(339)	(298)
Gain on sale of other real estate	(96)	(454)	(91)
Decrease in interest payable	(345)	(1,189)	(762)
Increase in accrued expenses and other liabilities	632	399	498
Increase in prepaid expenses and other assets	(845)	(473)	(540)
Decrease (increase) in interest receivable	(150)	57	102

Total adjustments	1,420	758	621

NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,057	$8,783	$7,401

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit D – Statements of Changes in Stockholders’ Equity

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2003, 2002 and 2001 (in thousands, except share data)

	COMP- REHEN- SIVE INCOME	COMMON SHARES	STOCK AMOUNT	ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMP- REHENSIVE INCOME/ (LOSS)	TOTAL

BALANCES, DECEMBER 31, 2000		5,033,744	$6,292	$10,491	$29,021	$ 880	$46,684
Comprehensive Income:
Net income for the year	$6,780				6,780		6,780
Other comprehensive income, net of tax:
Unrealized loss on securities
available-for-sale, net of deferred income
tax benefit of $177	(948)
Reclassification adjustment for gain or
loss included in income	604

Total other comp. gain, net of tax	(344)					(344)	(344)

Comprehensive Income	$6,436

Cash dividends paid, $0.49 per share					(2,455)		(2,455)
Proceeds from issuance of Common Stock-
Stock option plans		8,200	10	112	(5)		117
Proceeds from issuance of Common Stock
through dividend reinvestment		65,650	82	963	(41)		1,004

BALANCES, DECEMBER 31, 2001		5,107,594	$6,384	$11,566	$33,300	$536	$51,786
Comprehensive Income:
Net income for the year	$8,025				8,025		8,025
Other comprehensive income, net of tax:
Unrealized gain on securities
available-for-sale, net of deferred
income taxes of $2,216	3,936
Reclassification adjustment for gain or
loss included in income	366

Total other comp. gain, net of tax	4,302					4,302	4,302

Comprehensive Income	$12,327

Cash dividends paid, $0.55 per share					(2,832)		(2,832)
Proceeds from issuance of Common Stock-
Stock option plans		22,000	28	310	(14)		324
Proceeds from issuance of Common Stock
through dividend reinvestment		78,082	98	1,189	(49)		1,238

BALANCES, DECEMBER 31, 2002		5,207,676	$6,510	$13,065	$38,430	$4,838	$62,843
Comprehensive Income:
Net income for the year	$8,637				8,637		8,637
Other comprehensive income, net of tax:
Unrealized loss on securities
available-for-sale, net of deferred
income tax benefit of $1,135	(2,860)
Reclassification adjustment for gain or
loss included in income	657

Total other comp. gain, net of tax	(2,203)					(2,203)	(2,203)

Comprehensive Income	$6,434

Cash dividends paid, $0.62 per share					(3,267)		(3,267)
Stock based compensation - Stock Option Plans				181			181
Proceeds from issuance of Common Stock-
Stock option plans		64,800	81	901			982
Proceeds from issuance of Common Stock through dividend
reinvestment		59,359	74	1,491			1,565

BALANCES, DECEMBER 31, 2003		5,331,835	$6,665	$15,638	$43,800	$2,635	$68,738

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

NATURE OF OPERATIONS

        The company is a registered financial holding company, incorporated under the laws of the state of Pennsylvania. It is the parent company of First National Community Bank (the “bank”) and it’s wholly owned subsidiary FNCB Realty, Inc.

        The bank provides a variety of financial services to individuals and corporate customers through its sixteen banking locations located in northeastern Pennsylvania. It provides a full range of commercial banking services which includes commercial, residential and consumer lending. Additionally, the bank provides to it’s customers a variety of deposit products, including demand checking and interest-bearing deposit accounts.

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

ADVERTISING COSTS

        Advertising costs are charged to operations in the year incurred and totaled $575,000, $604,000 and $491,000 in 2003, 2002 and 2001, respectively.

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

NET INCOME PER SHARE

        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Such shares amounted to 5,264,489 in 2003, 5,148,126 in 2002 and 5,061,996 in 2001.

        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 5,493,595 in 2003, 5,353,427 in 2002 and 5,189,441 in 2001.

        All share and per share information has been adjusted to reflect the retroactive effect of the 100% stock dividend paid on January 31, 2003.

STOCK-BASED COMPENSATION

        As of January 1, 2003 the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to apply the prospective method as permitted by SFAS No. 148. Accordingly all options granted on and after January 1, 2003 are charged against income at their fair value. Those issued prior to adoption are accounted for on the intrinsic method in accordance with Accounting Principles Board Opinion (APB) No. 25. Refer to the table in Note 12 to the financial statements illustrating the effect on the earnings for the three years presented.

BANK OWNED LIFE INSURANCE

        Bank owned life insurance policies (BOLI) are carried at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance costs, is recorded as non-interest income.

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

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes related to an underlying asset, liability or equity security of the guaranteed party. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. FIN 45 also expands the disclosure to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. Guarantees for standby letters of credit entered into by the Company are disclosed in Note 11. The Company does not expect the requirements of FIN 45 to have a material impact on its results of operations, financial position or liquidity.

2.     RESTRICTED CASH BALANCES:

        The bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2003 was $75,000, which amount was satisfied through the restriction of vault cash.

        In addition, the bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2003, the amount of these balances was $1,175,000.

3.     SECURITIES:

        Securities have been classified in the consolidated financial statements according to management’s intent. The carrying amount of securities and their approximate fair values (in thousands) at December 31 follow:

Available-for-sale Securities:

December 31, 2003	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Carrying Value

U.S. Treasury securities and
obligations of U.S. government
agencies	$17,632	$186	$47	$17,771
Obligations of state and political
subdivisions	56,527	3,631	34	60,124
Mortgage-backed securities	109,922	1,212	856	110,278
Corporate debt securities	13,121	4	104	13,021
Equity securities	10	0	0	10

Total	$197,212	$5,033	$1,041	$201,204

December 31, 2002
U.S. Treasury securities and
obligations of U.S. government
agencies	$12,639	$390	$0	$13,029
Obligations of state and political
subdivisions	53,769	2,760	12	56,517
Mortgage-backed securities	123,156	4,299	31	127,424
Corporate debt securities	500	0	75	425
Equity securities	10	0	0	10

Total	$190,074	$7,449	$118	$197,405

Held-to-maturity Securities:

December 31, 2003	Net Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Obligations of state and political
subdivisions	$1,415	$27	$0	$1,442

Total	$1,415	$27	$0	$1,442

December 31, 2002	Net Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Obligations of state and political
subdivisions	$1,347	$0	$41	$1,306

Total	$1,347	$0	$41	$1,306

The following table shows the amortized cost and approximate fair value of the company’s debt securities (in thousands) at December 31, 2003 using contracted maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity

	Amortized Cost	Net Carrying Value	Net Carrying Value	Fair Value

Amounts maturing in:
One Year or Less	$500	$503	$0	$0
One Year through Five Years	7,177	7,366	0	0
After Five Years through Ten Years	15,834	15,956	0	0
After Ten Years	63,769	67,091	1,415	1,442
Mortgage-backed Securities	109,922	110,278	0	0

Total	$197,202	$201,194	$1,415	$1,442

        Gross proceeds from the sale of securities for the years ended December 31, 2003, 2002, and 2001 were $51,282,000, $40,088,000, and $48,827,000, respectively with the gross realized gains being $999,000, $405,000, and $796,000, respectively, and gross realized losses being $342,000, $39,000, and $192,000, respectively.

        At December 31, 2003 and 2002, securities with a carrying amount of $76,692,000 and $93,615,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

4.     LOANS:

Major classifications of loans are summarized as follows:

	(in thousands)

	2003	2002

Real estate loans, secured by residential properties	$93,055	$78,575
Real estate loans, secured by nonfarm, nonresidential properties	244,368	216,289
Commercial and industrial loans	132,319	115,651
Loans to individuals for household, family and other personal expenditures	66,981	63,258
Loans to state and political subdivisions	21,734	20,256
All other loans, including overdrafts	318	87

Gross loans	558,775	494,116
Less: Allowance for credit losses	(6,578)	(6,140)

Net loans	$552,197	$487,976

Changes in the allowance for credit losses were as follows:

	(in thousands)
	2003	2002	2001

Balance, beginning of year	$6,140	$5,594	$5,250
Recoveries credited to allowance	240	164	191
Provision for credit losses	1,200	1,400	1,220

TOTAL	7,580	7,158	6,661
Losses charged to allowance	1,002	1,018	1,067

Balance, end of year	$6,578	$6,140	$5,594

Information concerning the bank’s recorded investment in nonaccrual and restructured loans is as follows:

	(in thousands)
	2003	2002

Nonaccrual loans
Impaired	$0	$0
Other	844	37
Restructured loans	0	0

Total	$844	$37

        The interest income that would have been earned in 2003, 2002 and 2001 on nonaccrual and restructured loans outstanding at December 31, 2003, 2002 and 2001 in accordance with their original terms approximated $65,000, $4,000 and $43,000. The interest income actually realized on such loans in 2003, 2002 and 2001 approximated $15,000, $0 and $6,000. As of December 31, 2003, there were no outstanding commitments to lend additional funds to borrowers of impaired, restructured or nonaccrual loans.

5.     BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are summarized as follows:

	(in thousands)
	2003	2002

Land	$1,386	$1,286
Buildings	4,585	2,989
Furniture, fixtures and equipment	6,380	5,932
Leasehold improvements	3,183	3,358

Total	15,534	13,565
Less accumulated depreciation	6,776	6,463

Net	$8,758	$7,102

6.     DEPOSITS:

At December 31, 2003 time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows:

	(in thousands)
	Time Deposits $100,000 and Over	Other Time Deposits	Total

2004	$75,448	$131,466	$206,914
2005	6,393	34,459	40,852
2006	2,173	14,956	17,129
2007	5,300	16,796	22,096
2008 and Thereafter	2,061	12,582	14,643

Total	$91,375	$210,259	$301,634

7.     BORROWED FUNDS:

Borrowed funds at December 31, 2003 and 2002 include the following (in thousands):

	2003	2002

Treasury Tax and Loan Demand Note	$324	$1,040
Federal Funds Purchased	0	11,985
Borrowings under Lines of Credit	140,097	113,883

Total	$140,421	$126,908

Federal funds purchased represent primarily overnight borrowings providing for the short-term funding requirements of the company’s banking subsidiary and generally mature within one business day of the transaction. During 2003, the average outstanding balance on these credit lines amounted to $3,504,000 and the average rate paid in 2003 was 1.35%.

The following table presents Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh”) advances at their maturity dates (in thousands):

	December 31, 2003
	Amount	Weighted Average Interest Rate

Within one year	$6,405	5.08%
After one year but within two years	8,742	4.73
After two years but within three years	22,072	2.24
After three years but within four years	3,462	4.71
After four years but within five years	27,250	4.86
After five years	72,166	4.96

	$140,097	4.50%

The FHLB of Pittsburgh advances include $5 million which are immediately adjustable, $11 million which reset quarterly and $124 million with fixed rates. All advances are collateralized either under a blanket pledge agreement by one to four family mortgage loans or with mortgage-backed securities. In addition, the company is required to purchase stock based upon the amount of advances outstanding.

At December 31, 2003, the company had available from the FHLB of Pittsburgh an open line of credit for $76,331,000 which expires on December 15, 2004. The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request. In addition, at December 31, 2003, the company had available overnight repricing lines of credit with other correspondent banks totaling $25,000,000. At December 31, 2003 and 2002, the company had $0 and $11,985,000 outstanding with correspondent banks.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2003 and 2002 were $160,368,000 and $129,941,000, respectively.

8.     BENEFIT PLANS:

        The bank has a defined contribution profit sharing plan which covers all eligible employees. The bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded. Contributions to the plan in 2003, 2002 and 2001 amounted to $420,000, $375,000, and $330,000, respectively.

        The bank has an unfunded non-qualified deferred compensation plan covering all eligible bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. At December 31, 2003, elective deferred compensation amounting to $1,586,000 plus $850,000 in accrued interest has been included in other liabilities in the accompanying balance sheet.

9.     INCOME TAXES:

The provision for income taxes included in the statement of income is comprised of the following components (in thousands):

	2003	2002	2001

Current	$2,482	$2,591	$2,094
Deferred	(323)	(528)	(393)

Total	$2,159	$2,063	$1,701

        Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2003	2002

Allowance for Credit Losses	$2,236	$2,088
Deferred Compensation	828	661
Stock Based Compensation	62	0

Gross Deferred Tax Asset	3,126	2,749

Unrealized Holding Gains on Securities
Available-for-Sale	$(1,357)	$(2,493)
Deferred Loan Origination Fees	(230)	(150)
Depreciation	(253)	(167)

Gross Deferred Tax Liability	$(1,840)	$(2,810)

Deferred Tax Asset Valuation Allowance	(140)	(251)

Net Deferred Tax Assets/(Liabilities)	$1,146	$(312)

        The provision for Income Taxes differs from the amount of income tax determined applying the applicable U.S. Statutory Federal Income Tax Rate to pre-tax income from continuing operations as a result of the following differences (in thousands):

	2003	2002	2001

Provision at Statutory Tax Rates	$3,671	$3,430	$2,885
Add (Deduct):
Tax Effects of Non-Taxable Interest Income	(1,280)	(1,272)	(1,172)
Non-Deductible Interest Expense	115	145	173
Other Items Net	(347)	(240)	(185)

Provision for Income Taxes	$2,159	$2,063	$1,701

        The net change in the valuation allowance for deferred tax asset was a decrease of $111,000 in 2003 and $100,000 in 2002. The changes relate to a decrease in the provision for income taxes to which this valuation relates.

10.     RELATED PARTY TRANSACTIONS:

At December 31, 2003 and 2002, certain officers and directors and/or their affiliates were indebted to the bank in the aggregate amounts of $25,147,000 and $21,959,000. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. During 2003, $42,899,000 of new loans were made and repayments totaled $39,711,000. The bank was also committed under standby letters of credit as described in Note 11.

Deposits from certain officers and directors and/or their affiliates held by the bank at December 31, 2003 and 2002 amounted to $51,171,000 and $57,870,000.

11.     COMMITMENTS:

(a)     Leases:

        At December 31, 2003, the company was obligated under certain noncancelable operating leases with initial or remaining terms of one year or more. Minimum future obligations under noncancelable operating leases in effect at December 31, 2003 are as follows (in thousands):

	FACILITIES	EQUIPMENT

2004	$410	$107
2005	413	52
2006	257	25
2007	247	20
2008 and thereafter	375	9

Total	$1,702	$213

Total rental expense under operating leases amounted to $490,000 in 2003, $492,000 in 2002, and $439,000 in 2001.

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

        Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

	2003	2002

Commitments to extend credit	$103,987	$92,284
Standby letters of credit	35,668	22,639

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

        Outstanding commitments to extend credit and standby letters of credit issued to or on behalf of related parties amounted to $10,824,000 and $11,686,000 and $362,000 and $362,000 at December 31, 2003 and 2002, respectively.

(c)     Concentration of Credit Risk:

        Cash Concentrations: The bank maintains cash balances at several correspondent banks. The aggregate cash balances represent due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $944,000 and $456,000 as of December 31, 2003 and 2002, respectively.

        Loan Concentrations: At December 31, 2003, 39% of the bank’s commercial loan portfolio was concentrated in loans in the following six industries. Substantially all of these loans are secured by first mortgages on commercial properties. Floor plan loans to automobile dealers are secured by a first lien security interest in the vehicle inventories of the dealer.

	In thousands	%

Shopping Centers/Complexes	$39,633	9.3%
Hotels	27,488	6.5
Land Subdivision	26,581	6.2
Automobile Dealers	25,058	5.9
Restaurants	24,820	5.8
Office Complexes/Units	22,463	5.3

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

Prior to 2003, the Company measured stock compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost was recognized for stock option awards granted in 2002, 2001 and 2000. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to awards made in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123.

	Year Ended December 31,
	2003	2002	2001

Net income, as reported	$8,637	$8,025	$6,780

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	120	0	0

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(120)	(149)	(176)

Pro forma net income	$8,637	$7,876	$6,604

Basic Earnings per share:
As reported	$1.64	$1.56	$1.34
Pro forma	$1.64	$1.53	$1.30

Diluted Earnings per share:
As reported	$1.57	$1.50	$1.31
Pro forma	$1.57	$1.47	$1.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

	Year Ended December 31,
	2003	2002	2001

Dividend yield	2.18%	2.93%	2.97%
Expected life	10 years	5.98 years	6.17 years
Expected volatility	21.8%	20%	20%
Risk-free interest rate	.96%	1.70%	3.39%

A summary of the status of the company’s stock option plans is presented below:

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the
beginning of the year	258,800	$15.806	179,800	$15.582	98,000	$14.275
Granted	35,000	27.520	103,000	15.985	94,000	16.775
Exercised	(64,800)	15.161	(22,000)	14.730	(8,200)	14.275
Forfeited	0	0	(2,000)	16.775	(4,000)	14.275

Outstanding at the end of
the year	229,000	$17.779	258,800	$15.806	179,800	$15.582

Options exercisable at
year end	194,000	$16.021	155,800	$15.687	85,800	$14.275

Weighted average fair
value of options granted
during the year		$5.19		$2.19		$2.83

Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$15.985-$16.775	58,000	1.2 years	$16.366	58,000	$16.366
$14.275-$27.520	171,000	8.3 years	18.258	136,000	15.875

	229,000			194,000

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

        Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the bank as “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well Capitalized” the bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

(in thousands)
	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital	$72,681	11.47%	>$50,701	>8.0%	>$63,376	>10.0%
(to Risk Weighted Assets)
Tier I Capital	$66,103	10.43%	>$25,350	>4.0%	>$38,026	>6.0%
(to Risk Weighted Assets)
Tier I Capital	$66,103	8.52%	>$31,037	>4.0%	>$38,797	>5.0%
(to Average Assets)

As of December 31, 2002:
Total Capital	$64,145	11.68%	>$43,944	>8.0%	>$54,930	>10.0%
(to Risk Weighted Assets)
Tier I Capital	$58,005	10.56%	>$21,972	>4.0%	>$32,958	>6.0%
(to Risk Weighted Assets)
Tier I Capital	$58,005	8.09%	>$28,678	>4.0%	>$35,847	>5.0%
(to Average Assets)

Banking regulations also limit the amount of dividends that may be paid without prior approval of the bank’s regulatory agency. Retained earnings against which dividends may be paid without prior approval of the federal banking regulators amounted to $18,154,000 at December 31, 2003, subject to the minimum capital ratio requirements noted above.

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

The estimated fair values of the bank’s financial instruments (in thousands) are as follows:

	December 31, 2003

	Carrying Value	Fair Value

FINANCIAL ASSETS
Cash and short term investments	$23,290	$23,290
Interest-bearing balances with financial institutions	2,673	2,672
Securities	211,353	211,380
Gross Loans	558,775	565,310
FINANCIAL LIABILITIES
Deposits	$602,069	$603,976
Borrowed funds	140,421	148,910
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters
of credit	$0	$280

	December 31, 2002

	Carrying Value	Fair Value

FINANCIAL ASSETS
Cash and short term investments	$15,498	$15,498
Interest-bearing balances with financial institutions	3,368	3,377
Securities	205,492	205,451
Gross Loans	494,116	503,329
FINANCIAL LIABILITIES
Deposits	$540,475	$544,618
Borrowed funds	126,908	135,617
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters
of credit	$0	$158

15.     CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

Condensed parent company only financial information is as follows (in thousands):

Condensed Balance Sheet December 31,	2003	2002

Assets:
Cash	$243	$182
Investment in Subsidiary (equity method)	68,495	62,656
Other assets	0	5

Total Assets	$68,738	$62,843

Liabilities and Stockholders' Equity:
Stockholders' equity	$68,738	$62,843

Condensed Statement of Income for the years ending December 31, 2003, 2002 and 2001	2003	2002	2001

Income:
Dividends from Subsidiary	$800	$1,125	$1,375
Equity in Undistributed Income of Subsidiary	7,861	6,926	5,445

Total Income	$8,661	$8,051	$6,820

Expenses	24	26	40

Net Income	$8,637	$8,025	$6,780

Condensed Statement of Cash Flows for the years ending December 31, 2003, 2002 and 2001	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$8,637	$8,025	$6,780
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(7,861)	(6,926)	(5,445)
Decrease in other assets	5	31	12

Net Cash Provided by Operating Activities	$781	$1,130	$1,347

Cash Flows from Financing Activities:
Cash dividends	$(3,267)	$(2,832)	$(2,455)
Proceeds from issuance of common stock net of stock issuance costs	2,547	1,562	1,121

Net Cash Used in Financing Activities	$(720)	$(1,270)	$(1,334)

Increase (decrease) in Cash	$61	$(140)	$13
Cash at Beginning of Year	182	322	309

Cash at End of Year	$243	$182	$322

Non-cash investing and financing activities:

        In 1999, the company adopted a dividend reinvestment plan. Shares of stock issued in 2003, 2002 and 2001 were 59,359 shares, 78,082 shares and 65,650 shares, respectively, in lieu of paying cash dividends of $1,565,000 in 2003, $1,238,000 in 2002 and $1,004,000 in 2001.

16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

In thousands, except per share amounts

	Quarter Ending

	March 31,	June 30,	September 30,	December 31,

2003
Interest income	$10,191	$10,163	$10,150	$10,201
Interest expense	4,608	4,466	4,213	4,123

Net interest income	5,583	5,697	5,937	6,078
Provision for credit losses	325	325	225	325
Other income	1,188	1,217	840	939
Other expenses	3,625	3,665	3,918	4,275
Provision for income taxes	586	618	515	440

Net income	$2,235	$2,306	$2,119	$1,977

Earnings per share:
Basic	$0.43	$0.44	$0.40	$0.37

Diluted	$0.41	$0.42	$0.39	$0.35

2002
Interest income	$10,685	$10,941	$10,855	$10,378
Interest expense	5,461	5,323	5,160	4,855

Net interest income	5,224	5,618	5,695	5,523
Provision for credit losses	325	325	325	425
Other income	1,114	696	805	1,061
Other expenses	3,455	3,450	3,548	3,795
Provision for income taxes	550	525	550	438

Net income	$2,008	$2,014	$2,077	$1,926

Earnings per share:
Basic	$0.39	$0.39	$0.41	$0.37

Diluted	$0.38	$0.38	$0.38	$0.36

Exhibit E – Independent Auditors’ Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of First National Community Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Demetrius & Company, L.L.C.

Wayne, New Jersey January 22, 2004