Form 10-Q
period 2004-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2004-05-03
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File No.____________

First National Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $1.25 par value
(Title of Class)

5,369,674 shares
(Outstanding at April 14, 2004)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

Page No.
Part I - Financial Information

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Condition
March 31, 2004 and December 31, 2003	1

Consolidated Statements of Income
Three Months Ended March 31, 2004 and 2003	2

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003	3-4

Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2004	5

Notes to Consolidated Financial Statements	6-8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	9-20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

Part II - Other Information:	22

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures	23

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31, 2004 (UNAUDITED)	Dec. 31, 2003 (AUDITED)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,111	$23,290
Federal funds sold	5,825	0

Total cash and cash equivalents	19,936	23,290
Interest-bearing balances with financial institutions	1,980	2,673
Securities:
Available-for-sale, at fair value	217,944	201,204
Held-to-maturity, at cost
(fair value $1,451 on March 31, 2004 and
$1,442 on December 31, 2003)	1,432	1,415
Federal Reserve Bank and FHLB stock, at cost	8,016	8,734
Net loans	552,931	552,197
Bank premises and equipment	8,841	8,758
Other assets	17,854	18,032

Total Assets	$828,934	$816,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand - non-interest bearing	$73,620	$73,918
Interest bearing demand	137,959	138,021
Savings	75,570	88,496
Time ($100,000 and over)	98,368	91,375
Other time	222,223	210,259

Total deposits	607,740	602,069
Borrowed funds	143,505	140,421
Other liabilities	5,756	5,075

Total Liabilities	$757,001	$747,565

Shareholders' equity:
Common Stock, $1.25 par value,
Authorized: 20,000,000 shares
Issued and outstanding:
5,369,674 shares at March 31, 2004 and
5,331,835 shares at December 31, 2003	$6,712	$6,665
Additional Paid-in Capital	16,384	15,638
Retained Earnings	45,275	43,800
Accumulated Other Comprehensive Income	3,562	2,635

Total shareholders' equity	$71,933	$68,738

Total Liabilities and Shareholders' Equity	$828,934	$816,303

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended

	March 31, 2004	March 31, 2003

Interest Income:
Loans	$7,630	$7,558
Balances with banks	10	25
Investments	2,369	2,594
Federal Funds Sold	10	14

Total interest income	10,019	10,191

Interest Expense:
Deposits	2,469	3,073
Borrowed Funds	1,580	1,535

Total interest expense	4,049	4,608

Net Interest Income
before Loan Loss Provision	5,970	5,583
Provision for loan losses	225	325

Net interest income	5,745	5,258

Other Income:
Service charges	396	351
Other Income	321	264
Gain on sale of:
Loans	296	273
Securities	320	204
Other Real Estate	26	96

Total other income	1,359	1,188

Other expenses:
Salaries & benefits	2,106	1,804
Occupancy & equipment	714	666
Advertising expense	150	135
Data processing expense	313	252
Other	895	768

Total other expenses	4,178	3,625

Income before income taxes	2,926	2,821
Income tax expense	595	586

NET INCOME	$2,331	$2,235

Basic earnings per share	$0.44	$0.43

Diluted earnings per share	$0.42	$0.41

Weighted average number of
basic shares	5,344,806	5,210,960

Weighted average number of
diluted shares	5,562,466	5,469,204

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	March 31, 2004	March 31, 2003

	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$10,216	$10,294
Fees & Commissions Received	716	615
Interest Paid	(4,001)	(4,626)
Income Taxes Paid	(239)	0
Cash Paid to Suppliers & Employees	(3,953)	(3,322)

Net Cash Provided by Operating Activities	$2,739	$2,961

Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	10,397	4,700
Proceeds from Calls prior to maturity	13,503	16,986
Proceeds from Maturities	0	500
Purchases	(38,373)	(49,221)
Net (Increase)/Decrease in Interest-Bearing Bank Balances	693	(99)
Net Decrease (Increase) in Loans to Customers	(637)	12,423
Capital Expenditures	(367)	(813)

Net Cash Used by Investing Activities	$(14,784)	$(15,524)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$(13,287)	$11,998
Net Increase/(Decrease) in Certificates of Deposit	18,957	16,789
Net Increase (Decrease) in Borrowed Funds	3,084	(2,086)
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	427	349
Net Proceeds from Issuance of Common Stock -
Stock Option Plans	366	31
Dividends Paid	(856)	(729)

Net Cash Provided by Financing Activities	$8,691	$26,352

Net Increase/(Decrease) in Cash and Cash Equivalents	$(3,354)	$13,789
Cash & Cash Equivalents at Beginning of Year	$23,290	$15,498

CASH & CASH EQUIVALENTS AT END OF PERIOD	$19,936	$29,287

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	2004	2003

	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net Income	$2,331	$2,235

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	160	339
Depreciation	283	273
Stock Based Compensation - Stock Option Plans	45	0
Provision for Probable Credit Losses	225	325
Provision for Deferred Taxes	(64)	(63)
Gain on Sale of Loans	(296)	(273)
Gain on Sale of Investment Securities	(320)	(204)
Gain on Sale of Other Real Estate	(26)	(96)
Increase in Taxes Payable	34	541
Decrease (Increase) in Interest Receivable	37	(235)
Decrease in Interest Payable	48	(20)
Increase in Prepaid Expenses and Other Assets	(273)	(411)
Increase in Accrued Expenses and Other Liabilities	555	550

Total Adjustments	$408	$726

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$2,739	$2,961

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2004
(In thousands, except share data)
(UNAUDITED)

	COMP- REHEN- SIVE INCOME	COMMON SHARES	STOCK AMOUNT	ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUM- ULATED OTHER COMP- REHEN- SIVE INCOME/ (LOSS)	TOTAL

BALANCES, DECEMBER 31, 2003		5,331,835	$6,665	$15,638	$43,800	$2,635	$68,738
Comprehensive Income:
Net income for the period	2,331				2,331		2,331
Other comprehensive income, net
of tax:
Unrealized gain on securities
available-for-sale, net of
deferred income taxes
of $478	607
Reclassification adjustment	320

Total other comprehensive income, net of tax	927					927	927

Comprehensive Income	3,258

Issuance of Common Stock -
Stock Option Plans		23,000	29	337			366
Issuance of Common Stock through
Dividend Reinvestment		14,839	18	409			427
Cash dividends paid, $0.16 per share					(856)		(856)

BALANCES, MARCH 31, 2004		5,369,674	$6,712	$16,384	$45,275	$3,562	$71,933

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

        These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2003.

    (2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 5,344,806 and 5,210,960 for the periods ending March 31, 2004 and 2003, respectively.

        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 5,562,466 and 5,469,204 for the periods ending March 31, 2004 and 200.3, respectively.

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

(6)

Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards made in the years 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003

	(dollars in thousands, except per share data)
Net Income
As reported	$2,331	$2,235
Pro forma	$2,331	$2,235
Basic Earnings per share
As reported	$0.44	$0.43
Pro forma	$0.44	$0.43
Diluted Earnings per share
As reported	$0.42	$0.41
Pro forma	$0.42	$0.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

Three months ended March 31,
	2004	2003

Dividend yield	--	--
Expected life	--	--
Expected volatility	--	--
Risk-free interest rate	--	--

(*)     There were no stock option awards granted during the first quarter of 2004 or 2003.

(7)

A summary of the status of the Corporation’s stock option plans is presented below:

	Three months ended March 31,

	2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the period	229,000	$17.78	258,800	$15.81
Granted	0		0
Exercised	(23,000)	15.88	(2,000)	16.78
Forfeited	0		0

Outstanding at the end of the period	206,000	17.99	256,800	15.80

Options exercisable at March 31,	171,000	16.04	256,800	15.80

Weighted average fair value of
options granted during the period		--		--

Information pertaining to options outstanding at March 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$15.985-$16.775	44,000	1.0 years	$16.27	44,000	$16.27
$14.275-$27.520	162,000	8.1 years	18.46	127,000	15.96

	206,000			171,000

(8)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended March 31, 2004 and 2003. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

        The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of March 31, 2004, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At March 31, 2004, the company had 227 full-time equivalent employees.

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

(9)

        The bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan, deposit instruments and investment options. As a result of the bank’s partnership with INVEST, our customers are able to access alternative products such as mutual funds, bonds, equities and annuities directly from the INVEST representatives.

        During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the Bank to manage, operate and liquidate properties acquired through foreclosure.

Summary:

        Net income for the three months ended March 31, 2004 amounted to $2,331,000, an increase of $96,000 or 4% compared to the same period of the previous year. This increase can be attributed to the $487,000 improvement in net interest income and the $171,000 increase in other income. Non-interest expenses increased $553,000, or 15%, over the same period of last year due primarily to an increase in Salaries & Benefits of $302,000 and other costs associated with two new community offices.

RESULTS OF OPERATIONS

Net Interest Income:

        The Company’s primary source of revenue is net interest income which totaled $5,970,000 and $5,583,000 (before the provision for credit losses) during the first three months of 2004 and 2003, respectively. The year to date net interest margin (tax equivalent) decreased twelve basis points to 3.32% in 2004 compared to 2003 comprised of a sixty eight basis point decrease in the yield earned on earning assets and a sixty one basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2004 margin would be 3.44% which is thirty-seven basis points lower than the 3.81% recorded during the first three months of last year.

        Earning assets increased $21 million to $789 million during the first three months of 2004 and now total 95.2% of total assets, an increase from the year-end level of 94.1%.

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

	Three-months ended March 31,

	2004

	Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$535,450	$7,356	5.46%
Loans (tax-free) (1)	22,612	274	7.27
Investment securities (taxable)	154,719	1,652	4.27
Investment securities (tax-free)(1)	56,363	717	7.71
Time deposits with banks and
federal funds sold	6,336	20	1.25

Total interest-earning assets	775,480	10,019	5.40%

Non-interest earning assets	42,851

Total Assets	$818,331

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$526,306	$2,469	1.89%
Borrowed funds	141,436	1,580	4.42

Total interest-bearing liabilities	667,742	4,049	2.42%

Other liabilities and shareholders' equity	150,589

Total Liabilities and Shareholders' Equity	$818,331

Net interest income/rate spread		$5,970	2.98%
Net yield on average interest-
earning assets			3.32%
Interest-earning assets as a
percentage of interest-
bearing liabilities			116%

(1)     Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(11)

	Three-months ended March 31,

	2003

	Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$466,774	$7,328	6.30%
Loans (tax-free) (1)	18,535	230	7.50
Investment securities (taxable)	155,475	1,880	4.84
Investment securities (tax-free) (1)	54,906	714	7.88
Time deposits with banks and
federal funds sold	7,903	38	1.96

Total interest-earning assets	703,593	10,190	6.08%

Non-interest earning assets	40,960

Total Assets	$744,553

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$492,059	$3,073	2.53%
Borrowed funds	122,310	1,534	5.02

Total interest-bearing liabilities	614,369	4,607	3.03%

Other liabilities and shareholders' equity	130,184

Total Liabilities and Shareholders' Equity	$744,553

Net interest income/rate spread		$5,583	3.05%
Net yield on average interest-
earning assets			3.44%
Interest-earning assets as a
percentage of interest-
bearing liabilities			115%

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

	Period Ended March 31, (Dollars in thousands) 2004 vs 2003

	Increase (Decrease) Due to

	Rate	Volume	Total

Loans (taxable)	$(1,072)	$1,100	$28
Loans (tax-free)	(8)	52	44
Investment securities (taxable)	(230)	2	(228)
Investment securities (tax-free)	(16)	19	3
Time deposits with banks and federal funds sold	(9)	(9)	(18)

Total interest income	$(1,335)	$1,164	$(171)

Deposits	$(625)	$21	$(604)
Borrowed funds	(196)	242	46

Total interest expense	$(821)	$263	$(558)

Net change in net interest income	$(514)	$901	$387

	Period Ended March 31, (Dollars in thousands) 2003 vs 2002

	Increase (Decrease) Due to

	Rate	Volume	Total

Loans (taxable)	$(777)	$606	$(171)
Loans (tax-free)	(32)	49	17
Investment securities (taxable)	(414)	76	(338)
Investment securities (tax-free)	(10)	58	48
Time deposits with banks and federal funds sold	(23)	(28)	(51)

Total interest income	$(1,256)	$761	$(495)

Deposits	$(1,119)	$153	$(966)
Borrowed funds	(76)	188	112

Total interest expense	$(1,195)	$341	$(854)

Net change in net interest income	$(61)	$420	$359

(13)

Other Income and Expenses:

        Other income in the first three months of 2004 increased $171,000 in comparison to the same period of 2003. Service charges and fees increased $102,000, or 17%, over the prior period. Income from service charges increased $45,000, or 13%, in comparison to the same period of last year while other fee income increased $57,000, or 22%. A larger deposit base and fee schedule adjustments contributed to the increases. Net gains from the sale of assets increased $69,000 from last year.

        Other expenses increased $553,000 or 15% for the period ended March 31, 2004 compared to the same period of the previous year. Salaries and Benefits costs added $302,000, or 17% in comparison to the first three months of 2003. Occupancy and equipment costs rose 7%, advertising costs rose 11%, data processing costs rose 24% and other operating expenses increased $127,000, or 17%. New community offices which opened in October, 2003 and February, 2004 contributed to the majority of the increased costs.

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

Provision for Income Taxes:

        The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2004	2003

Provision at statutory rate	$997	$961
Add (Deduct):
Tax effect of non-taxable interest income	(356)	(321)
Non-deductible interest expense	27	31
Other items, net	(73)	(85)

Income tax expense	$595	$586

(14)

Securities:

        Carrying amounts and approximate fair value of investment securities are summarized as follows:

	March 31, 2004		December 31, 2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies	$22,052	$22,052	$17,771	$17,771
Obligations of state &
political subdivisions	60,930	60,949	61,539	61,566
Mortgage-backed securities	120,272	120,272	110,278	110,278
Corporate debt securities	16,112	16,112	13,021	13,021
Equity securities	10	10	10	10

Total	$219,376	$219,395	$202,619	$202,646

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2004 of the Company’s Investment Securities classified as available-for-sale:

	March 31, 2004

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies:	$21,703	$349	$0	$22,052
Obligations of state and
political subdivisions:	55,268	4,246	16	59,498
Mortgage-backed securities:	119,447	1,224	399	120,272
Corporate debt securities:	16,118	23	29	16,112
Equity securities:	10	0	0	10

Total	$212,546	$5,842	$444	$217,944

(15)

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2004 of the Company’s Investment Securities classified as held-to-maturity:

	March 31, 2004

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(Dollars in thousands)
Obligations of state and
political subdivisions:	$1,432	$20	$1	$1,451

Total	$1,432	$20	$1	$1,451

        The following table shows the amortized cost and approximate fair value of the company’s debt securities at March 31, 2004 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in Thousands)		(Dollars in Thousands)
Amounts maturing in:
One year or less	$500	$502	$0	$0
After one year through
five years	13,384	13,810	0	0
After five years through
ten years	14,640	14,853	0	0
After ten years	64,564	68,498	1,432	1,451
Mortgage-backed securities	119,448	120,271	0	0

Total	$212,536	$217,934	$1,432	$1,451

        Gross proceeds from the sale of investment securities for the periods ended March 31, 2004 and 2003 were $10,397,201 and $4,699,566 respectively with the gross realized gains being $322,653 and $204,392 respectively, and gross realized losses being $2,567 and $0, respectively.

        At March 31, 2004 and 2003, investment securities with a carrying amount of $61,565,140 and $64,241,436 respectively, were pledged as collateral to secure public deposits and for other purposes.

(16)

Loans:

        The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

	March 31, 2004		December 31, 2003

	Amount	%	Amount	%

	(Dollars in thousands)

Real estate loans, secured by residential
properties	$82,828	14.8	$93,055	16.6
Real estate loans, secured by nonfarm,
nonresidential properties	249,403	44.6	244,368	43.7
Commercial & industrial loans	135,630	24.2	132,319	23.7
Loans to individuals for household,
family and other personal expenditures	67,779	12.1	66,981	12.0
Loans to state and political subdivisions	23,706	4.2	21,734	3.9
All other loans, including overdrafts	364	0.1	318	0.1

Total Gross Loans	$559,710	100.0	$558,775	100.0

Less: Allow. for Loan Losses	(6,779)		(6,578)

Net Loans	$552,931		$552,197

        The following table sets forth certain information with respect to the company’s allowance for loan losses and charge-offs:

	Three months Ended March 31, 2004	Year to date Ended Dec. 31, 2003

	(Dollars in thousands)
Balance, January 1	$6,578	$6,140
Recoveries Credited	47	240
Losses Charged	(71)	(1,002)
Provision for Loan Losses	225	1,200

Balance at End of Period	$6,779	$6,578

(17)

        The following table presents information about the company’s non-performing assets for the periods indicated:

	March 31, 2004	Dec 31, 2003

	(Dollars in thousands)
Nonaccrual loans
Impaired	$0	$0
Other	714	844
Loans past due 90 days or more
and still accruing	828	622

Total non-performing loans	1,542	1,466

Other Real Estate Owned	0	0

Total non-performing assets	$1,542	$1,466

	March 31, 2004	Dec 31, 2003

Non-performing loans as a
percentage of gross loans	0.3%	0.3%

Non-performing assets as a
percentage of total assets	0.2%	0.2%

        Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of ten credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal, except for one credit totaling $375,000 on which full recovery is doubtful.

Provision for Credit Losses:

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first three months of 2004. A monthly provision of $75,000 was credited to the allowance for loan losses during the first three months of 2003 with an extra $100,000 provision in January. The ratio of the loan loss reserve to total loans at March 31, 2004 and 2003 was 1.21% and 1.33%, respectively.

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

        The short-term liquidity position of the company is strong as evidenced by $19,936,000 in cash and cash equivalents and $1,980,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $45 million or 21% of the portfolio maturing expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

        Total stockholders’ equity increased $3,195,000 or 5% during the first three months of 2004 comprised of an increase in retained earnings in the amount of $1,475,000 after paying cash dividends, $793,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $927,000 increase in other comprehensive income. During the same period of 2003, total stockholders’ equity increased $1,327,000, or 2%, comprised of an increase in retained earnings of $1,506,000, after paying cash dividends and $380,000 from stock issued through Dividend Reinvestment offset by a $559,000 decrease in other comprehensive income. The total dividend payout during the first three months of 2004 and 2003 represents $.16 per share and $.14 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $2,268,000 and $1,886,000, respectively.

        The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2004, First National Community Bank met all capital requirements with a leverage ratio of 8.34% and core capital and total risk-based capital ratios of 10.52% and 11.56%, respectively.

(20)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no significant change in the Company’s exposure to market risk during the first three months of 2004. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2003.

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

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity

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

      None

Item 6 — Exhibits and Reports on Form 8 — K

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Form 8-K was filed on February 24, 2004 for First National Community Bancorp, Inc. regarding 2003 Earnings.

Form 8-K was filed on February 26, 2004 for First National Community Bancorp, Inc. regarding the First Quarter Dividend.

(22)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

/s/ J. David Lombardi

J. David Lombardi, President/ Chief Executive Officer

Date: April 28, 2004

/s/ William Lance

William Lance, Treasurer/ Principal Financial Officer

Date: April 28, 2004

(23)