Form 10-Q
period 2004-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2004-07-30
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File No.____________

First National Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $1.25 par value
(Title of Class)

5,399,907 shares
(Outstanding at July 9, 2004)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

	Page No

Part I - Financial Information

Item 1. Consolidated Financial Statements
Consolidated Statements of Financial Condition
June 30, 2004 and December 31, 2003	1
Consolidated Statements of Income
Three Months Ended June 30, 2004 and 2003
Six Months Ended June 30, 2004 and 2003	2
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003	3-	4
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2004	5
Notes to Consolidated Financial Statements	6-	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	9-	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

Part II - Other Information:	22

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures	23

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2004 (UNAUDITED)	Dec. 31, 2003 (AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,302	$23,290
Federal funds sold	0	0

Total cash and cash equivalents	18,302	23,290
Interest-bearing balances with financial institutions	1,980	2,673
Securities:
Available-for-sale, at fair value	192,967	201,204
Held-to-maturity, at cost
(fair value $1,382 on June 30, 2004 and
$1,442 on December 31, 2003)	1,450	1,415
Federal Reserve Bank and FHLB stock, at cost	8,403	8,734
Net loans	602,093	552,197
Bank premises and equipment	8,916	8,758
Other assets	22,552	18,032

Total Assets	$856,663	$816,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand - non-interest bearing	$73,547	$73,918
Interest bearing demand	150,766	138,021
Savings	81,330	88,496
Time ($100,000 and over)	95,394	91,375
Other time	218,337	210,259

Total deposits	619,374	602,069
Borrowed funds	161,623	140,421
Other liabilities	6,351	5,075

Total Liabilities	$787,348	$747,565

Shareholders' equity:
Common Stock, $1.25 par value,
Authorized: 20,000,000 shares
Issued and outstanding:
5,399,657 shares at June 30, 2004 and
5,331,835 shares at December 31, 2003	$6,750	$6,665
Additional Paid-in Capital	17,025	15,638
Retained Earnings	46,805	43,800
Accumulated Other Comprehensive Income	(1,265)	2,635

Total shareholders' equity	$69,315	$68,738

Total Liabilities and Shareholders' Equity	$856,663	$816,303

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Interest Income:
Loans	$7,866	$7,588	$15,496	$15,146
Balances with banks	9	24	19	49
Investments	2,278	2,523	4,647	5,117
Federal Funds Sold	3	28	13	42

Total interest income	10,156	10,163	20,175	20,354

Interest Expense:
Deposits	2,455	2,935	4,924	6,008
Borrowed Funds	1,654	1,531	3,234	3,066

Total interest expense	4,109	4,466	8,158	9,074

Net Interest Income
before Loan Loss Provision	6,047	5,697	12,017	11,280
Provision for loan losses	225	325	450	650

Net interest income	5,822	5,372	11,567	10,630

Other Income:
Service charges	512	374	908	725
Other Income	313	276	634	540
Gain on sale of:
Loans	26	116	323	389
Securities	550	451	870	655
Other Real Estate	0	0	25	96

Total other income	1,401	1,217	2,760	2,405

Other expenses:
Salaries & benefits	2,074	1,805	4,180	3,609
Occupancy & equipment	699	642	1,413	1,308
Advertising expense	150	135	300	270
Data processing expense	315	254	628	506
Other	914	829	1,809	1,597

Total other expenses	4,152	3,665	8,330	7,290

Income before income taxes	3,071	2,924	5,997	5,745
Income tax expense	679	618	1,274	1,204

NET INCOME	$2,392	$2,306	$4,723	$4,541

Basic earnings per share	$0.44	$0.44	$0.88	$0.87

Diluted earnings per share	$0.43	$0.42	$0.85	$0.83

Weighted average number of
basic shares	5,378,857	5,244,435	5,361,832	5,227,790

Weighted average number of
diluted shares	5,578,312	5,482,147	5,570,389	5,475,711

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	June 30, 2004	June 30, 2003

	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$20,763	$20,926
Fees & Commissions Received	1,543	1,265
Interest Paid	(7,968)	(9,025)
Income Taxes Paid	(939)	(1,359)
Cash Paid to Suppliers & Employees	(7,137)	(6,311)

Net Cash Provided by Operating Activities	$6,262	$5,496

Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	33,413	30,220
Proceeds from Calls prior to maturity	22,696	35,534
Proceeds from Maturities	0	500
Purchases	(53,078)	(91,192)
Net (Increase)/Decrease in Interest-Bearing Bank Balances	693	0
Purchase of Life Insurance	(2,500)	0
Net Decrease (Increase) in Loans to Customers	(49,997)	(13,116)
Capital Expenditures	(737)	(1,274)

Net Cash Used by Investing Activities	$(49,510)	$(39,328)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$5,207	$25,641
Net Increase/(Decrease) in Certificates of Deposit	12,098	7,711
Net Increase (Decrease) in Borrowed Funds	21,201	5,088
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	855	712
Net Proceeds from Issuance of Common Stock -
Stock Option Plans	617	638
Dividends Paid	(1,718)	(1,464)

Net Cash Provided by Financing Activities	$38,260	$38,326

Net Increase/(Decrease) in Cash and Cash Equivalents	$(4,988)	$4,494
Cash & Cash Equivalents at Beginning of Year	$23,290	$15,498

CASH & CASH EQUIVALENTS AT END OF PERIOD	$18,302	$19,992

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net Income	$4,723	$4,541

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	463	703
Depreciation	579	540
Stock Based Compensation - Stock Option Plans	90	0
Provision for Probable Credit Losses	450	650
Provision for Deferred Taxes	(128)	(124)
Gain on Sale of Loans	(323)	(390)
Gain on Sale of Investment Securities	(870)	(655)
Gain on Sale of Other Real Estate	(25)	(96)
Increase (Decrease) in Taxes Payable	77	(140)
Decrease (Increase) in Interest Receivable	125	(132)
Decrease in Interest Payable	190	50
Increase in Prepaid Expenses and Other Assets	(8)	(543)
Increase in Accrued Expenses and Other Liabilities	919	1,092

Total Adjustments	$1,539	$955

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$6,262	$5,496

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2004
(In thousands, except share data)
(UNAUDITED)

	COMP- REHEN- SIVE INCOME	COMMON SHARES	STOCK AMOUNT	ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUM- ULATED OTHER COMP- REHEN- SIVE INCOME/ (LOSS)	TOTAL

BALANCES, DECEMBER 31, 2003		5,331,835	$6,665	$15,638	$43,800	$2,635	$68,738
Comprehensive Income:
Net income for the period	4,723				4,723		4,723
Other comprehensive income, net
of tax:
Unrealized loss on securities
available-for-sale, net of
deferred income tax
benefit of $2,009	(4,770)
Reclassification adjustment	870

Total other comprehensive loss, net of tax	(3,900)					(3,900)	(3,900)

Comprehensive Income	823

Issuance of Common Stock -
Stock Option Plans		37,982	48	569			617
Issuance of Common Stock through
Dividend Reinvestment		29,840	37	818			855
Cash dividends paid, $0.32 per share					(1,718)		(1,718)

BALANCES, JUNE 30, 2004		5,399,657	$6,750	$17,025	$46,805	$(1,265)	$69,315

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.

        These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2003.

    (2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 5,361,832 and 5,227,790 for the periods ending June 30, 2004 and 2003, respectively.

        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 5,570,389 and 5,475,711 for the periods ending June 30, 2004 and 2003, respectively.

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

(6)

Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards made in the years 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been the pro forma amounts indicated below:

	Six months ended June 30,
	2004	2003

	(dollars in thousands, except per share data)
Net Income
As reported	$4,723	$4,541
Pro forma	$4,723	$4,541
Basic Earnings per share
As reported	$0.88	$0.87
Pro forma	$0.88	$0.87
Diluted Earnings per share
As reported	$0.85	$0.83
Pro forma	$0.85	$0.83

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

Six months ended June 30,
	2004	2003

Dividend yield	--	--
Expected life	--	--
Expected volatility	--	--
Risk-free interest rate	--	--

(*)     There were no stock option awards granted during the first half of 2004 or 2003.

(7)

A summary of the status of the Corporation’s stock option plans is presented below:

	Six months ended June 30,

	2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the period	229,000	$17.78	258,800	$15.81
Granted	0		0
Exercised	(37,982)	16.23	(42,800)	14.93
Forfeited	0		0

Outstanding at the end of the period	191,018	18.09	216,000	15.98

Options exercisable at June 30,	191,018	18.09	216,000	15.98

Weighted average fair value of
options granted during the period		--		--

Information pertaining to options outstanding at June 30, 2004 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$15.985-$16.775	29,018	1.1 years	$ 16.01	29,018	$16.01
$14.275-$27.520	162,000	7.8 years	18.46	162,000	18.46

	191,018			191,018

(8)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended June 30, 2004 and 2003. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

        The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of June 30, 2004, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At June 30, 2004, the company had 238 full-time equivalent employees.

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

Summary:

        Net income for the six months ended June 30, 2004 amounted to $4,723,000, an increase of $182,000 or 4% compared to the same period of the previous year. This increase can be attributed to the $937,000 improvement in net interest income and the $355,000 increase in other income. Non-interest expenses increased $1,040,000, or 14%, over the same period of last year due primarily to an increase in Salaries & Benefits of $571,000 and other costs associated with two new community offices.

        Net income for the quarter ended June 30, 2004 amounted to $2,392,000, an increase of $86,000 or 4% compared to the same period of the previous year. This increase can be attributed to the $450,000 improvement in net interest income and the $184,000 increase in other income. Non-interest expenses increased $487,000, or 13% over the same period of last year due primarily to an increase in Salaries & Benefits of $269,000 and other costs associated with two new community offices.

RESULTS OF OPERATIONS

Net Interest Income:

        The Company’s primary source of revenue is net interest income which totaled $12,017,000 and $11,280,000 (before the provision for credit losses) during the first six months of 2004 and 2003, respectively. The year to date net interest margin (tax equivalent) decreased fourteen basis points to 3.27% in 2004 compared to 2003 comprised of a sixty four basis point decrease in the yield earned on earning assets and a fifty four basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2004 margin would be 3.49% which is twenty-eight basis points lower than the 3.77% recorded during the first six months of last year.

        Earning assets increased $47 million to $815 million during the first six months of 2004 and now total 95.2% of total assets, an increase from the year-end level of 94.1%.

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

	Six-months ended June 30,

	2004

	Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$544,400	$14,888	5.43%
Loans (tax-free) (1)	25,814	607	7.05
Investment securities (taxable)	162,463	3,302	4.06
Investment securities (tax-free)(1)	52,457	1,345	7.77
Time deposits with banks and
federal funds sold	4,827	32	1.33

Total interest-earning assets	789,961	20,174	5.33%

Non-interest earning assets	42,222

Total Assets	$832,183

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$532,890	$4,923	1.86%
Borrowed funds	148,945	3,234	4.30

Total interest-bearing liabilities	681,835	8,157	2.39%

Other liabilities and shareholders' equity	150,348

Total Liabilities and Shareholders' Equity	$832,183

Net interest income/rate spread		$12,017	2.94%
Net yield on average interest-
earning assets			3.27%
Interest-earning assets as a
percentage of interest-
bearing liabilities			116%

(1)     Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(11)

	Six Months ended June 30,

	2003

	Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$470,259	$14,696	6.24%
Loans (tax-free) (1)	17,985	450	7.53
Investment securities (taxable)	159,942	3,687	4.61
Investment securities (tax-free) (1)	55,024	1,429	7.87
Time deposits with banks and
federal funds sold	10,430	92	1.76

Total interest-earning assets	713,640	20,354	5.97%

Non-interest earning assets	41,541

Total Assets	$755,181

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$498,230	$6,008	2.43%
Borrowed funds	123,155	3,066	4.95

Total interest-bearing liabilities	621,385	9,074	2.93%

Other liabilities and shareholders' equity	133,796

Total Liabilities and Shareholders' Equity	$755,181

Net interest income/rate spread		$11,280	3.03%
Net yield on average interest-
earning assets			3.41%
Interest-earning assets as a
percentage of interest-
bearing liabilities			115%

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

	Period Ended June 30, (Dollars in thousands) 2004 vs 2003

	Increase (Decrease) Due to

	Rate	Volume	Total

Loans (taxable)	$(3,330)	$3,522	$192
Loans (tax-free)	(42)	200	158
Investment securities (taxable)	(411)	26	(385)
Investment securities (tax-free)	(18)	(67)	(85)
Time deposits with banks and federal funds sold	(15)	(44)	(59)

Total interest income	$(3,816)	$3,637	$(179)

Deposits	$(1,137)	$53	$(1,084)
Borrowed funds	(475)	643	168

Total interest expense	$(1,612)	$696	$(916)

Net change in net interest income	$(2,204)	$2,941	$737

	Period Ended June 30, (Dollars in thousands) 2003 vs 2002

	Increase (Decrease) Due to

	Rate	Volume	Total

Loans (taxable)	$(1,560)	$1,099	$(461)
Loans (tax-free)	(38)	14	(24)
Investment securities (taxable)	(941)	122	(819)
Investment securities (tax-free)	(18)	105	87
Time deposits with banks and federal funds sold	(51)	(4)	(55)

Total interest income	$(2,608)	$1,336	$(1,272)

Deposits	$(2,117)	$308	$(1,809)
Borrowed funds	(151)	250	99

Total interest expense	$(2,268)	$558	$(1,710)

Net change in net interest income	$(340)	$778	$438

(13)

Other Income and Expenses:

        Other income in the first six months of 2004 increased $355,000 in comparison to the same period of 2003. Service charges and fees increased $277,000, or 22%, over the prior period. Income from service charges increased $183,000, or 25%, in comparison to the same period of last year while other fee income increased $94,000, or 17%. A larger deposit base and new fee based services contributed to the increase. Net gains from the sale of assets increased $78,000 from last year.

        On a quarterly basis, other income for the second quarter of 2004 increased $184,000 in comparison to the same period of 2003. Service charges and fees increased $175,000, or 27%, over the prior period. Income from service charges increased $138,000, or 37%, in comparison to the same period of last year while other fee income increased $37,000, or 13%. Net gains from asset sales increased $9,000 over the second quarter of 2003.

        Other expenses increased $1,040,000 or 14% for the period ended June 30, 2004 compared to the same period of the previous year. Salaries and Benefits costs added $571,000, or 16% in comparison to the first six months of 2004. Occupancy and equipment costs rose 8%, advertising costs rose 11%, data processing costs rose 24% and other operating expenses increased $212,000, or 13%. New community offices which opened in October, 2003 and February, 2004 contributed to the majority of the increased costs.

        Other expenses for the second quarter of 2004 increased $487,000 in comparison to the same period of 2003. Salaries and benefits costs added $269,000, or 15% in comparison to the second quarter of 2003. Advertising costs rose 11%, data processing costs rose 24% and other operating expenses increased $85,000, or 10%.

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

Provision for Income Taxes:

        The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2004	2003

Provision at statutory rate	$2,046	$1,960
Add (Deduct):
Tax effect of non-taxable interest income	(702)	(639)
Non-deductible interest expense	53	61
Other items, net	(123)	(178)

Income tax expense	$1,274	$1,204

(14)

Securities:

        Carrying amounts and approximate fair value of investment securities are summarized as follows:

	June 30, 2004		December 31, 2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies	$26,840	$26,840	$17,771	$17,771
Obligations of state &
political subdivisions	48,230	48,162	61,539	61,566
Mortgage-backed securities	103,492	103,492	110,278	110,278
Corporate debt securities	15,845	15,845	13,021	13,021
Equity securities	10	10	10	10

Total	$194,417	$194,349	$202,619	$202,646

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2004 of the Company’s Investment Securities classified as available-for-sale:

	June 30, 2004

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies:	$27,513	$1	$674	$26,840
Obligations of state and
political subdivisions:	45,162	1,722	104	46,780
Mortgage-backed securities:	106,082	291	2,881	103,492
Corporate debt securities:	16,116	17	288	15,845
Equity securities:	10	0	0	10

Total	$194,883	$2,031	$3,947	$192,967

(15)

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2004 of the Company’s Investment Securities classified as held-to-maturity:

	June 30, 2004

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(Dollars in thousands)
Obligations of state and
political subdivisions:	$1,450	$0	$68	$1,382

Total	$1,450	$0	$68	$1,382

        The following table shows the amortized cost and approximate fair value of the company’s debt securities at June 30, 2004 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in Thousands)		(Dollars in Thousands)
Amounts maturing in:
One year or less	$500	$501	$0	$0
After one year through
five years	11,444	11,313	0	0
After five years through
ten years	14,507	14,163	0	0
After ten years	62,339	63,488	1,450	1,382
Mortgage-backed securities	106,083	103,492	0	0

Total	$194,873	$192,957	$1,450	$1,382

        Gross proceeds from the sale of investment securities for the periods ended June 30, 2004 and 2003 were $33,412,709 and $30,219,548 respectively with the gross realized gains being $930,255 and $796,768 respectively, and gross realized losses being $60,503 and $142,115, respectively.

        At June 30, 2004 and 2003, investment securities with a carrying amount of $94,623,326 and $60,292,786 respectively, were pledged as collateral to secure public deposits and for other purposes.

(16)

Loans:

        The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

	June 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(Dollars in thousands)
Real estate loans, secured by residential
properties	$93,524	15.4	$93,055	16.6
Real estate loans, secured by nonfarm,
nonresidential properties	282,114	46.3	244,368	43.7
Commercial & industrial loans	132,439	21.8	132,319	23.7
Loans to individuals for household,
family and other personal expenditures	70,558	11.6	66,981	12.0
Loans to state and political subdivisions	30,097	4.9	21,734	3.9
All other loans, including overdrafts	148	0.0	318	0.1

Total Gross Loans	$608,880	100.0	$558,775	100.0
Less: Allow. for Loan Losses	(6,787)		(6,578)

Net Loans	$602,093		$552,197

        The following table sets forth certain information with respect to the company’s allowance for loan losses and charge-offs:

	Six months Ended June 30, 2004	Year to date Ended Dec. 31, 2003

	(Dollars in thousands)
Balance, January 1	$6,578	$6,140
Recoveries Credited	92	240
Losses Charged	(333)	(1,002)
Provision for Loan Losses	450	1,200

Balance at End of Period	$6,787	$6,578

(17)

        The following table presents information about the company’s non-performing assets for the periods indicated:

	June 30, 2004	Dec 31, 2003

	(Dollars in thousands)
Nonaccrual loans
Impaired	$0	$0
Other	466	844
Loans past due 90 days or more
and still accruing	915	622

Total non-performing loans	1,381	1,466

Other Real Estate Owned	0	0

Total non-performing assets	$1,381	$1,466

	June 30, 2004	Dec 31, 2003

Non-performing loans as a
percentage of gross loans	0.2%	0.3%

Non-performing assets as a
percentage of total assets	0.2%	0.2%

        Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of six credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal, except for one credit totaling $370,000 on which full recovery is doubtful.

Provision for Credit Losses:

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first six months of 2004. A monthly provision of $75,000 was credited to the allowance for loan losses during the first six months of 2003 with an extra $100,000 provision in January and April. The ratio of the loan loss reserve to total loans at June 30, 2004 and 2003 was 1.11% and 1.31%, respectively.

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

        The short-term liquidity position of the company is strong as evidenced by $18,302,000 in cash and cash equivalents and $1,980,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $25 million or 13% of the portfolio maturing expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

        Total stockholders’ equity increased $577,000 or 1% during the first six months of 2004 comprised of an increase in retained earnings in the amount of $3,005,000 after paying cash dividends, $1,472,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $3,900,000 decrease in other comprehensive income. During the same period of 2003, total stockholders’ equity increased $3,765,000, or 6%, comprised of an increase in retained earnings of $3,077,000, after paying cash dividends and $1,350,000 from stock issued through Dividend Reinvestment offset by a $662,000 decrease in other comprehensive income. The total dividend payout during the first six months of 2004 and 2003 represents $.32 per share and $.28 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $4,477,000 and $4,427,000, respectively.

        The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2004, First National Community Bank met all capital requirements with a leverage ratio of 8.31% and core capital and total risk-based capital ratios of 10.18% and 11.16%, respectively.

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

      None

Item 3 — Defaults upon Senior Securities

      None

Item 4 — Submission of Matters to a Vote of Security Holders

        The 2004 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 19, 2004 at the Company’s Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania, for the purpose of electing four Class C Directors to serve for a three year term and to ratify the Audit Committee’s selection of Demetrius & Company, L.L.C., Certified Public Accountants of Wayne, New Jersey, as the auditors of the company for the year ending December 31, 2004.

        The following Class C directors were elected to serve until 2007:

Joseph Coccia
William P. Conaboy
Dominick L. DeNaples
John P. Moses

Item 5 — Other Information

      None

Item 6 — Exhibits and Reports on Form 8 — K

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

        Form 8-K was filed on April 14, 2004 for First National Community Bancorp, Inc. regarding the First Quarter Earnings.

        Form 8-K was filed on May 26, 2004 for First National Community Bancorp, Inc. regarding the Second Quarter Dividend.

(22)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

/s/ J. David Lombardi

J. David Lombardi, President/ Chief Executive Officer

Date: July 21, 2004

/s/ William Lance

William Lance, Treasurer/ Principal Financial Officer

Date: July 21, 2004

(23)