Form 10-Q
period 2004-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2004-11-03
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File No.____________

First National Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $1.25 par value
(Title of Class)

10,854,850 shares
(Outstanding at October 20, 2004)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

	Page No

Part I - Financial Information

Item 1. Consolidated Financial Statements
Consolidated Statements of Financial Condition
September 30, 2004 and December 31, 2003	1
Consolidated Statements of Income
Three Months Ended September 30, 2004 and 2003
Nine Months Ended September 30, 2004 and 2003	2
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003	3-	4
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2004	5
Notes to Consolidated Financial Statements	6-	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8-	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

Part II - Other Information:	21

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures	22

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	Sept. 30, 2004 (UNAUDITED)	Dec. 31, 2003 (AUDITED)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,033	$23,290
Federal funds sold	11,275	0

Total cash and cash equivalents	30,308	23,290
Interest-bearing balances with financial institutions	1,980	2,673
Securities:
Available-for-sale, at fair value	207,301	201,204
Held-to-maturity, at cost
(fair value $1,548 on September 30, 2004 and
$1,442 on December 31, 2003)	1,468	1,415
Federal Reserve Bank and FHLB stock, at cost	8,409	8,734
Net loans	618,527	552,197
Bank premises and equipment	8,994	8,758
Other assets	21,561	18,032

Total Assets	$898,548	$816,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand - non-interest bearing	$81,985	$73,918
Interest bearing demand	189,310	138,021
Savings	82,603	88,496
Time ($100,000 and over)	103,199	91,375
Other time	213,221	210,259

Total deposits	670,318	602,069
Borrowed funds	146,516	140,421
Other liabilities	7,068	5,075

Total Liabilities	$823,902	$747,565

Shareholders' equity:
Common Stock, $1.25 par value,
Authorized: 20,000,000 shares
Issued and outstanding:
10,846,850 shares at September 30, 2004 and
10,663,670 shares at December 31, 2003	$13,559	$13,330
Additional Paid-in Capital	17,701	15,638
Retained Earnings	41,358	37,135
Accumulated Other Comprehensive Income	2,028	2,635

Total Shareholders' Equity	$74,646	$68,738

Total Liabilities and Shareholders' Equity	$898,548	$816,303

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All share and per share information includes the retroactive effect of the 100% stock dividend paid September 30, 2004.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Interest Income:
Loans	$8,484	$7,770	$23,980	$22,916
Balances with banks	12	20	31	69
Investments	2,171	2,360	6,818	7,477
Federal Funds Sold	18	0	31	42

Total interest income	10,685	10,150	30,860	30,504

Interest Expense:
Deposits	2,627	2,654	7,551	8,662
Borrowed Funds	1,638	1,559	4,872	4,625

Total interest expense	4,265	4,213	12,423	13,287

Net Interest Income
before Loan Loss Provision	6,420	5,937	18,437	17,217
Provision for loan losses	225	225	675	875

Net interest income	6,195	5,712	17,762	16,342

Other Income:
Service charges	510	433	1,418	1,158
Other Income	384	338	1,018	878
Gain on sale of:
Loans	143	42	466	431
Securities	7	27	877	682
Other Real Estate	0	0	25	96

Total other income	1,044	840	3,804	3,245

Other expenses:
Salaries & benefits	2,171	1,923	6,351	5,532
Occupancy & equipment	694	671	2,107	1,979
Advertising expense	150	135	450	405
Data processing expense	316	285	944	791
Other	976	904	2,785	2,501

Total other expenses	4,307	3,918	12,637	11,208

Income before income taxes	2,932	2,634	8,929	8,379
Income tax expense	628	515	1,902	1,719

NET INCOME	$2,304	$2,119	$7,027	$6,660

Basic earnings per share	$0.21	$0.20	$0.65	$0.63

Diluted earnings per share	$0.21	$0.19	$0.63	$0.61

Weighted average number of
basic shares	10,809,682	10,596,726	10,752,545	10,494,676

Weighted average number of
diluted shares	11,186,046	11,001,926	11,155,977	10,965,590

All share and per share information includes the retroactive effect of the 100% stock dividend paid September 30, 2004.

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	Sept. 30, 2004	Sept. 30, 2003

	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$31,450	$31,581
Fees & Commissions Received	2,437	2,036
Interest Paid	(12,211)	(13,394)
Income Taxes Paid	(1,589)	(1,859)
Cash Paid to Suppliers & Employees	(10,919)	(9,737)

Net Cash Provided by Operating Activities	$9,168	$8,627

Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	58,514	36,507
Proceeds from Calls prior to maturity	26,365	62,213
Proceeds from Maturities	500	500
Purchases	(91,919)	(117,806)
Net Decrease in Interest-Bearing Bank Balances	693	200
Purchase of Bank Owned Life Insurance	(2,500)	0
Net Increase in Loans to Customers	(66,514)	(42,022)
Capital Expenditures	(1,120)	(2,066)

Net Cash Used by Investing Activities	$(75,981)	$(62,474)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$53,462	$41,433
Net Increase in Certificates of Deposit	14,786	4,157
Net Increase in Borrowed Funds	6,095	16,436
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	1,386	1,108
Net Proceeds from Issuance of Common Stock -
Stock Option Plans	792	854
Dividends Paid	(2,690)	(2,311)

Net Cash Provided by Financing Activities	$73,831	$61,677

Net Increase in Cash and Cash Equivalents	$7,018	$7,830
Cash & Cash Equivalents at Beginning of Year	$23,290	$15,498

CASH & CASH EQUIVALENTS AT END OF PERIOD	$30,308	$23,328

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Income	$7,027	$6,660

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	672	1,070
Depreciation	884	799
Stock Based Compensation - Stock Option Plans	135	0
Provision for Probable Credit Losses	675	875
Provision for Deferred Taxes	(192)	(182)
Gain on Sale of Loans	(465)	(431)
Gain on Sale of Investment Securities	(877)	(682)
Gain on Sale of Other Real Estate	(25)	(96)
Increase (Decrease) in Taxes Payable	119	(67)
Decrease/(Increase) in Interest Receivable	(82)	6
Increase/(Decrease) in Interest Payable	212	(106)
Increase in Prepaid Expenses and Other Assets	(443)	(524)
Increase in Accrued Expenses and Other Liabilities	1,528	1,305

Total Adjustments	$2,141	$1,967

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$9,168	$8,627

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2004
(In thousands, except share data)
(UNAUDITED)

	COMP- REHEN- SIVE INCOME	COMMON SHARES	STOCK AMOUNT	ADD'L PAID-IN CAPITAL	RETAINED EARNINGS	ACCUM- ULATED OTHER COMP- REHEN- SIVE INCOME/ (LOSS)	TOTAL

BALANCES, DECEMBER 31, 2003		10,663,670	$13,330	$15,638	$37,135	$2,635	$68,738
Comprehensive Income:
Net income for the period	7,027				7,027		7,027
Other comprehensive income, net
of tax:
Unrealized loss on securities
available-for-sale, net of
deferred income tax benefit
of $313	(1,484)
Reclassification adjustment	877

Total other comprehensive income,
net of tax	(607)					(607)	(607)

Comprehensive Income	6,420

Issuance of Common Stock -
Stock Option Plans		96,500	121	731	(60)		792
Issuance of Common Stock through
Dividend Reinvestment		86,680	108	1,332	(54)		1,386
Cash dividends paid, $0.25 per share					(2,690)		(2,690)

BALANCES, SEPTEMBER 30, 2004		10,846,850	$13,559	$17,701	$41,358	$2,028	$74,646

All share and per share information includes the retroactive effect of the 100% stock dividend paid September 30, 2004.

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

        These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2003.

    (2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 10,752,545 and 10,494,676 for the periods ending September 30, 2004 and 2003, respectively, after giving retroactive effect to the 100% stock dividend paid September 30, 2004.

    (3)        Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 11,155,977 and 10,965,590 for the periods ending September 30, 2004 and 2003, respectively, after giving retroactive effect to the 100% stock dividend paid September 30, 2004.

    (4)        During the first quarter of calendar 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. Under the prospective method of adoption selected by the company, stock-based compensation cost will be recognized using the fair value method for all awards granted, modified or settled on or after that effective date.

(6)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

Nine months ended September 30,
	2004	2003

Dividend yield	--	--
Expected life	--	--
Expected volatility	--	--
Risk-free interest rate	--	--

(*)     There were no stock option awards granted during the first three quarters of 2004 or 2003.

A summary of the status of the Corporation’s stock option plans is presented below:

	Nine months ended September 30,

	2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the period	458,000	$8.889	517,600	$7.903
Granted	0		0
Exercised	(96,500)	8.198	(113,600)	7.515
Forfeited	0		0

Outstanding at the end of the period	361,500	9.074	404,000	8.012

Options exercisable at September 30,	361,500	9.074	404,000	8.012

Weighted average fair value of
options granted during the period		---		---

Information pertaining to options outstanding at September 30, 2004 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$7.9925-$7.9925	56,000	0.9 years	$7.993	56,000	$7.993
$7.1375-$13.760	305,500	7.6 years	9.272	305,500	9.272

	361,500			361,500

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended September 30, 2004 and 2003. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

        The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of September 30, 2004, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At September 30, 2004, the company had 233 full-time equivalent employees.

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

(8)

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

Summary:

        Net income for the nine months ended September 30, 2004 amounted to $7,027,000, an increase of $367,000 or 6% compared to the same period of the previous year. This increase can be attributed to the $1,420,000 improvement in net interest income and the $559,000 increase in other income. Non-interest expenses increased $1,429,000, or 13%, over the same period of last year due primarily to an increase in Salaries & Benefits of $819,000 and other costs associated with two new community offices.

        Net income for the quarter ended September 30, 2004 amounted to $2,304,000, an increase of $185,000 or 9% compared to the same period of the previous year. This increase can be attributed to the $483,000 improvement in net interest income and the $204,000 increase in other income. Non-interest expenses increased $389,000, or 10% over the same period of last year due primarily to an increase in Salaries & Benefits of $248,000 and other costs associated with two new community offices.

RESULTS OF OPERATIONS

Net Interest Income:

        The Company’s primary source of revenue is net interest income which totaled $18,437,000 and $17,217,000 (before the provision for credit losses) during the first nine months of 2004 and 2003, respectively. The year to date net interest margin (tax equivalent) decreased thirteen basis points to 3.28% in 2004 compared to 2003 comprised of a fifty three basis point decrease in the yield earned on earning assets and a forty two basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2004 margin would be 3.49% which is thirty basis points lower than the 3.79% recorded during the first nine months of last year.

        Earning assets increased $82 million to $852 million during the first nine months of 2004 and now total 94.8% of total assets, an increase from the year-end level of 94.1%.

(9)

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

	Nine-months ended September 30,

	2004

	Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$557,623	$23,013	5.44%
Loans (tax-free) (1)	27,559	967	6.99
Investment securities (taxable)	161,074	4,893	4.04
Investment securities (tax-free)(1)	50,131	1,925	7.76
Time deposits with banks and
federal funds sold	5,496	62	1.49

Total interest-earning assets	801,883	30,860	5.33%

Non-interest earning assets	42,559

Total Assets	$844,442

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$544,255	$7,551	1.85%
Borrowed funds	148,361	4,872	4.31

Total interest-bearing liabilities	692,616	12,423	2.39%

Other liabilities and shareholders' equity	151,826

Total Liabilities and Shareholders' Equity	$844,442

Net interest income/rate spread		$18,437	2.95%
Net yield on average interest-
earning assets			3.28%
Interest-earning assets as a
percentage of interest-
bearing liabilities			116%

(1) Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Nine Months ended September 30,

	2003

	Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$480,370	$22,232	6.12%
Loans (tax-free) (1)	18,355	684	7.44
Investment securities (taxable)	161,866	5,337	4.39
Investment securities (tax-free) (1)	54,956	2,140	7.87
Time deposits with banks and
federal funds sold	8,080	111	1.83

Total interest-earning assets	723,627	30,504	5.86%

Non-interest earning assets	41,021

Total Assets	$764,648

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$501,475	$8,662	2.31%
Borrowed funds	126,604	4,625	4.82

Total interest-bearing liabilities	628,079	13,287	2.81%

Other liabilities and shareholders' equity	136,569

Total Liabilities and Shareholders' Equity	$764,648

Net interest income/rate spread		$17,217	3.04%
Net yield on average interest-
earning assets			3.41%
Interest-earning assets as a
percentage of interest-
bearing liabilities			115%

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

	Period Ended September 30, (Dollars in thousands) 2004 vs 2003

	Increase (Decrease) Due to

	Rate	Volume	Total

Loans (taxable)	$(3,003)	$3,784	$781
Loans (tax-free)	(64)	347	283
Investment securities (taxable)	(355)	(89)	(444)
Investment securities (tax-free)	(27)	(188)	(215)
Time deposits with banks and federal funds sold	(11)	(38)	(49)

Total interest income	$(3,460)	$3,816	$356

Deposits	$(1,249)	$138	$(1,111)
Borrowed funds	(548)	795	247

Total interest expense	$(1,797)	$933	$(864)

Net change in net interest income	$(1,663)	$2,883	$1,220

	Period Ended June 30, (Dollars in thousands) 2003 vs 2002

	Increase (Decrease) Due to

	Rate	Volume	Total

Loans (taxable)	$(2,705)	$2,115	$(590)
Loans (tax-free)	(47)	(10)	(57)
Investment securities (taxable)	(1,598)	281	(1,317)
Investment securities (tax-free)	(24)	129	105
Time deposits with banks and federal funds sold	(62)	(56)	(118)

Total interest income	$(4,436)	$2,459	$(1,977)

Deposits	$(3,176)	$414	$(2,762)
Borrowed funds	(359)	464	105

Total interest expense	$(3,535)	$878	$(2,657)

Net change in net interest income	$(901)	$1,581	$680

(12)

Other Income and Expenses:

        Other income in the first nine months of 2004 increased $559,000 in comparison to the same period of 2003. Service charges and fees increased $400,000, or 20%, over the prior period. Income from service charges increased $260,000, or 22%, in comparison to the same period of last year while other fee income increased $140,000, or 16%. A larger deposit base and new fee based services contributed to the increase. Net gains from the sale of assets increased $159,000 from last year.

        On a quarterly basis, other income for the third quarter of 2004 increased $204,000 in comparison to the same period of 2003. Service charges and fees increased $123,000, or 16%, over the prior period. Income from service charges increased $77,000, or 18%, in comparison to the same period of last year while other fee income increased $46,000, or 14%. Net gains from asset sales increased $81,000 over the third quarter of 2003.

        Other expenses increased $1,429,000 or 13% for the period ended September 30, 2004 compared to the same period of the previous year. Salaries and Benefits costs added $819,000, or 15% in comparison to the first nine months of 2004. Occupancy and equipment costs rose 6%, advertising costs rose 11%, data processing costs rose 19% and other operating expenses increased $284,000, or 11%. New community offices which opened in October, 2003 and February, 2004 contributed to the majority of the increased costs.

        Other expenses for the third quarter of 2004 increased $389,000 in comparison to the same period of 2003. Salaries and benefits costs added $248,000, or 13% in comparison to the third quarter of 2003. Occupancy and equipment costs rose 3%, advertising costs rose 11%, data processing costs rose 11% and other operating expenses increased $72,000, or 8%.

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

Provision for Income Taxes:

        The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2004	2003

Provision at statutory rate	$3,049	$2,859
Add (Deduct):
Tax effect of non-taxable interest income	(1,040)	(960)
Non-deductible interest expense	80	88
Other items, net	(187)	(268)

Income tax expense	$1,902	$1,719

(13)

Securities:

        Carrying amounts and approximate fair value of investment securities are summarized as follows:

	September 30, 2004		December 31, 2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies	$24,060	$24,060	$17,771	$17,771
Obligations of state &
political subdivisions	50,708	50,788	61,539	61,566
Mortgage-backed securities	114,914	114,914	110,278	110,278
Corporate debt securities	19,077	19,077	13,021	13,021
Equity securities	10	10	10	10

Total	$208,769	$208,849	$202,619	$202,646

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2004 of the Company’s Investment Securities classified as available-for-sale:

	September 30, 2004

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies:	$24,054	$60	$54	$24,060
Obligations of state and
political subdivisions:	45,957	3,324	41	49,240
Mortgage-backed securities:	115,065	542	693	114,914
Corporate debt securities:	19,143	25	91	19,077
Equity securities:	10	0	0	10

Total	$204,229	$3,951	$879	$207,301

(14)

        The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2004 of the Company’s Investment Securities classified as held-to-maturity:

	September 30, 2004

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(Dollars in thousands)
Obligations of state and
political subdivisions:	$1,468	$80	$0	$1,548

Total	$1,468	$80	$0	$1,548

        The following table shows the amortized cost and approximate fair value of the company’s debt securities at September 30, 2004 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in Thousands)		(Dollars in Thousands)
Amounts maturing in:
One year or less	$0	$0	$0	$0
After one year through
five years	4,477	4,568	0	0
After five years through
ten years	17,985	17,980	0	0
After ten years	66,692	69,829	1,468	1,548
Mortgage-backed securities	115,065	114,914	0	0

Total	$204,219	$207,291	$1,468	$1,548

        Gross proceeds from the sale of investment securities for the periods ended September 30, 2004 and 2003 were $58,514,395 and $36,506,955 respectively with the gross realized gains being $1,111,088 and $869,842 respectively, and gross realized losses being $233,900 and $187,820, respectively.

        At September 30, 2004 and 2003, investment securities with a carrying amount of $121,971,794 and $60,277,072 respectively, were pledged as collateral to secure public deposits and for other purposes.

(15)

Loans:

        The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

	September 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(Dollars in thousands)
Real estate loans, secured by residential
properties	$92,120	14.7	$93,055	16.6
Real estate loans, secured by nonfarm,
nonresidential properties	294,070	47.1	244,368	43.7
Commercial & industrial loans	135,852	21.7	132,319	23.7
Loans to individuals for household,
family and other personal expenditures	71,404	11.4	66,981	12.0
Loans to state and political subdivisions	31,538	5.1	21,734	3.9
All other loans, including overdrafts	222	0.0	318	0.1

Total Gross Loans	$625,206	100.0	$558,775	100.0
Less: Allow. for Loan Losses	(6,679)		(6,578)

Net Loans	$618,527		$552,197

        The following table sets forth certain information with respect to the company’s allowance for loan losses and charge-offs:

	Nine months Ended Sept. 30, 2004	Year to date Ended Dec. 31, 2003

	(Dollars in thousands)
Balance, January 1	$6,578	$6,140
Recoveries Credited	170	240
Losses Charged	(744)	(1,002)
Provision for Loan Losses	675	1,200

Balance at End of Period	$6,679	$6,578

(16)

        The following table presents information about the company’s non-performing assets for the periods indicated:

	Sept. 30, 2004	Dec. 31, 2003

	(Dollars in thousands)
Nonaccrual loans
Impaired	$0	$0
Other	475	844
Loans past due 90 days or more
and still accruing	647	622

Total non-performing loans	1,122	1,466
Other Real Estate Owned	0	0

Total non-performing assets	$1,122	$1,466

	Sept. 30, 2004	Dec. 31, 2003

Non-performing loans as a
percentage of gross loans	0.2%	0.3%

Non-performing assets as a
percentage of total assets	0.1%	0.2%

        Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of five credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal, except for one credit totaling $2900,000 on which full recovery is doubtful.

Provision for Credit Losses:

        The provision for credit losses varies from year to year based on management’s evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $75,000 was credited to the allowance for loan losses during the first nine months of 2004. A monthly provision of $75,000 was credited to the allowance for loan losses during the first nine months of 2003 with an extra $100,000 provision in January and April. The ratio of the loan loss reserve to total loans at September 30, 2004 and 2003 was 1.07% and 1.26%, respectively.

(17)

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

        The short-term liquidity position of the company is strong as evidenced by $30,308,000 in cash and cash equivalents and $1,980,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $35 million or 13% of the portfolio maturing expected to provide cash flow within one year through maturities, projected calls or principal reductions.

        The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.

(18)

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

        Total stockholders’ equity increased $5,908,000 or 9% during the first nine months of 2004 comprised of an increase in retained earnings in the amount of $4,337,000 after paying cash dividends, $2,178,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $607,000 decrease in other comprehensive income. During the same period of 2003, total stockholders’ equity increased $4,172,000, or 7%, comprised of an increase in retained earnings of $4,349,000, after paying cash dividends and $1,962,000 from stock issued through Dividend Reinvestment offset by a $2,139,000 decrease in other comprehensive income. The total dividend payout during the first nine months of 2004 and 2003 represents $.25 per share and $.22 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $6,515,000 and $6,311,000, respectively.

        The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2004, First National Community Bank met all capital requirements with a leverage ratio of 8.33% and core capital and total risk-based capital ratios of 10.08% and 11.01%, respectively.

(19)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no significant change in the Company’s exposure to market risk during the first nine months of 2004. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2003.

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

(20)

Part II Other Information

Item 1 — Legal Proceedings
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

        Form 8-K was filed on July 20, 2004 for First National Community Bancorp, Inc. regarding the Second Quarter Earnings.

        Form 8-K was filed on August 25, 2004 for First National Community Bancorp, Inc. regarding the Third Quarter Dividend and 100% Stock Dividend.

(21)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

/s/ J. David Lombardi

J. David Lombardi, President/ Chief Executive Officer

Date: November 2, 2004

/s/ William Lance

William Lance, Treasurer/ Principal Financial Officer

Date: November 2, 2004

(22)