Form 10-K
period 2004-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2005-03-16
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.__________

FIRST NATIONAL COMMUNITY BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

  Pennsylvania            23-2900790

(State or Other Jurisdiction of              (I.R.S. Employer

Incorporation or Organization)            Identification No.)

102 E. Drinker St., Dunmore, PA          18512

(Address of Principal Executive Offices)            (Zip Code)

Registrant’s telephone number, including area code	(570) 346-7667

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

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $369,876,505 at June 30, 2004.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,944,225 shares of common stock as of March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2005 are incorporated by reference into Part III of this report. Portions of the Registrant’s Annual Report to security holders for the Fiscal Year Ended December 31, 2004 are incorporated by reference into Part IV of this report.

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

                 The bank provides many commercial banking services to individuals and businesses, including a wide variety of deposit instruments including Image Checking and E-Statement. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, jumbo mortgages, home equity term loans and lines of credit and “Instant Money” overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. MasterCard and VISA personal credit cards are available through the bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard and VISA processing services to its commercial customers, as well as our Cash Management service which can be accessed through FNCBusiness Online, which is Internet based. FNCBusiness Online is a menu driven product that allows our business customers to have direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. As a result of the bank’s partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our INVEST representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via the Internet and its ATM network. Automated teller machines are available at the following locations:

Community Offices	Remote Locations
Dunmore	Petro Truck Stop, 98 Grove St., Dupont
Scranton	Bill’s Shursave Supermarket, Rt. 502, Daleville
Dickson City	Joe’s Kwik Mart, 620 N. Blakely St., Dunmore
Fashion Mall	Joe’s Kwik Mart, Rts 940 and I-380, Pocono Summit
Wilkes-Barre	Joe’s Kwik Mart, RR1, Newfoundland
Pittston	Joe’s Kwik Mart, Providence Rd. and Main Ave., Scranton
Kingston	Hess Gas Station, 5128 Milford Road, East Stroudsburg
Exeter
Daleville
Plains
Back Mountain
Clarks Green
Hanover Township
Nanticoke
Hazleton
Route 315

Additionally, to further enhance 24-hour banking services, Telephone Banking (Account Link), Loan by Phone, and Mortgage Link are available to customers. These services provide consumers the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone. Also, in our efforts to continually provide consumers the best possible service, the bank implemented in 2004 a Bounce Protection service which provides consumers with an added level of protection against unanticipated cash flow emergencies and account reconciliation errors.

As of December 31, 2004, industry concentrations exist within the following eight industries. Loans and lines of credit to each of these industries were as follows:

		Amount	% of Regulatory Capital
•	Shopping Centers/Complexes	$36,914,000	45%
•	Hotels	$33,510,000	41%
•	Restaurants	$29,827,000	36%
•	Land Subdivision	$27,874,000	34%
•	Automobile Dealers	$24,818,000	30%
•	Office Complexes/Units	$21,292,000	26%
•	General Government	$20,797,000	25%
•	Gas Stations	$20,137,000	25%

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

SUPERVISION AND REGULATION

The company is subject to the Securities Exchange Act of 1934 (“1934 Act”) and must file quarterly and annual reports with the U.S. Securities and Exchange Commission regarding its business operations. As a registered financial holding company under the Bank Holding Company Act of 1956, as amended, the company is subject to the supervision and examination by the Federal Reserve Board.

The bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, which includes regular examinations of the bank’s records and operations. As a member of the Federal Deposit Insurance Corporation (FDIC), the bank’s depositors’ accounts are insured up to $100,000 per ownership category. To obtain this protection for its depositors, the bank pays an assessment and is subject to the regulations of the FDIC. The bank is also a member of the Federal Reserve System and as such is subject to the rules promulgated by the Federal Reserve Board.

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

USA Patriot Act of 2001 - In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

IMLAFATA - As part of the USA Patriot Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including First National Community Bancorp, Inc., to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. First National Community Bancorp, Inc. is also barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. First National Community Bancorp, Inc. has in place a Bank Secrecy Act compliance program.

Sarbanes-Oxley Act of 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

The Act addresses, among other matters:
•	audit committees for all reporting companies;
•	certification of financial statements by the chief executive officer and the chief financial officer;
•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;
•	disclosure of off-balance sheet transactions;
•	a prohibition on personal loans to directors and officers; expedited filing requirements for Form 4’s;
•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
•	“real time” filing of periodic reports;
•	the formation of a public accounting oversight board;
•	auditor independence; and
•	various increased criminal penalties for violations of securities laws.

The Act contains provisions that were effective upon enactment on July 30, 2002 and provisions that will be phased in for up to one year after enactment. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W - Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal

Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. First National Community Bancorp, Inc. is considered to be an affiliate of First National Community Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and
•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;
•	a purchase of, or an investment in, securities issued by an affiliate;
•	a purchase of assets from an affiliate, with some exceptions;
•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•

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

EMPLOYEES

As of December 31, 2004 the bank employed 264 persons, including 55 part-time employees.

AVAILABLE INFORMATION

The company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission. You may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The company’s web site address is http://www.fncb.com. The company makes available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, we will provide electronic or paper copies of the company’s filings free of charge upon request. A copy of the company’s Annual Report on Form 10-K for the year ended December 31, 2004 may be obtained without charge from our website at www.fncb.com or via email at fncb@fncb.com. Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Treasurer, 102 East Drinker Street, Dunmore, PA 18512.

Item 2 - Properties

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	277 Scranton/Carbondale Highway
	Scranton, PA	Lease	Fashion Mall Branch

5	23 West Market Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

16	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

17	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

18	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

19	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

20	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

21	Rt. 209
	Marshalls Creek, PA	Own	Land

Item 3 - Legal Proceedings

Neither the company nor its subsidiaries are involved in any material pending legal proceedings, other than routine litigation incidental to the business nor does the company know of any proceedings contemplated by governmental authorities.

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Part II.

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

INVESTOR INFORMATION

MARKET PRICES OF STOCK AND DIVIDENDS PAID

The company’s common stock is not actively traded. The principal market area for the company’s stock is northeastern Pennsylvania, although shares are held by residents of other states across the country. First National Community Bancorp, Inc. is listed in the Over-The-Counter (OTC) Bulletin Board Stocks under the symbol “FNCB”. Quarterly market highs and lows and dividends paid for each of the past two years are presented below. These prices represent actual transactions. The company expects that comparable cash dividends will be paid in the future.

	MARKET PRICE		DIVIDENDS PAID PER SHARE
	HIGH	LOW
QUARTER	2004

First	$16.25	$14.25	$ .08
Second	17.13	14.95	.08
Third	20.88	15.50	.09
Fourth	25.15	20.00	.11
			$ 0.36

QUARTER	2003

First	$13.90	$ 9.65	$ .07
Second	16.00	13.50	.07
Third	14.00	12.75	.08
Fourth	14.75	12.75	.09
			$ 0.31

*	Share and per share information includes the retroactive effect of the 100% stock dividends paid September 30,

2004, which resulted in the issuance of 5,423,425 new shares, and January 31, 2003.

MARKET MAKERS

F.J. Morrissey	Ryan, Beck and Co.
1700 Market Street	220 South Orange Avenue
Suite 1420	Livingston, NJ 07039
Philadelphia, PA 19103	(973) 597-6000
(215) 563-8500

Monroe Securities	RBC Dain Rauscher
47 State Street	1211 Avenue of the Americas
Rochester, NY 14614	32nd Floor
(716) 546-5560	New York, NY 10036
(866) 835-1422

TRANSFER AGENT

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016-9982

Shareholder questions regarding stock ownership should be directed to the Investor Relations Department at Registrar and Transfer Company at 1-800-368-5948.

DIVIDEND CALENDAR

Dividends on the company’s common stock, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15. Record dates for dividends are customarily on or about March 1, June 1, September 1, and December 1. As of March 11, 2005, the latest practicable date, there were 1,285 shareholders.

Item 6 – Selected Financial Data

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Total assets	$907,491	$816,303	$735,327	$676,307	$583,852
Interest-bearing balances with financial institutions	1,980	2,673	3,368	3,161	3,359
Securities	231,831	211,353	205,492	194,109	152,316
Net loans	625,792	552,197	487,976	439,884	393,125
Total deposits	671,713	602,069	540,475	517,334	460,418
Stockholders' equity	75,723	68,738	62,843	51,786	46,684

Net interest income before provision for credit losses	25,269	23,295	22,060	19,233	19,021
Provision for credit losses	1,400	1,200	1,400	1,220	970
Other income	4,789	4,184	3,676	3,151	1,382
Other expenses	17,399	15,483	14,248	12,683	11,752
Income before income taxes	11,259	10,796	10,088	8,481	7,681
Provision for income taxes	1,996	2,159	2,063	1,701	1,661
Net income	9,263	8,637	8,025	6,780	6,020
Cash dividends paid	$3,885	$3,267	$2,832	$2,455	$2,202

Per share data:
Net income - basic (1)	$0.86	$0.82	$0.78	$0.67	$0.60
Net income - diluted (1)	$0.83	$0.79	$0.75	$0.65	$0.60
Cash dividends (2)	$0.36	$0.31	$0.28	$0.24	$0.22
Book value (1)(3)	$7.02	$6.53	$6.10	$5.12	$4.66
Weighted average number of shares outstanding–basic (1)	10,780,407	10,528,978	10,296,251	10,123,991	10,008,979
Weighted average number of shares outstanding-diluted (1)	11,172,587	10,987,190	10,706,854	10,378,882	10,075,383

(1) Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 100% stock dividends paid September 30, 2004 and January 31, 2003. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2) Cash dividends per share have been restated to reflect to retroactive effect of the 100% stock dividends paid September 30, 2004 and January 31, 2003.

(3) Reflects the effect of SFAS No. 115 in the amount of $1,030,000 in 2004, $2,635,000 in 2003, $4,838,000 in 2002, $536,000 in 2001 and $880,000 in 2000.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation (a) the effects of future economic conditions on the Company and its customers; (b) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (c) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (d) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; (e) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (f) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; (g) technological changes; (h) acquisitions and integration of acquired businesses; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; and (j) acts of war or terrorism. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that are filed periodically with the SEC.

The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2004, 2003 and 2002. The information presented below should be read in conjunction with the company’s consolidated financial statements and accompanying notes appearing elsewhere in this report.

SUMMARY

Net Income totaled $9,263,000 in 2004 which was $626,000, or 7%, higher than the $8,637,000 earned in 2003. The $8,637,000 earned in 2003 was $612,000, or 8%, higher than the $8,025,000 earned in 2002. Basic earnings per share were $.86, $.82 and $.78 in 2004, 2003 and 2002. The weighted average number of shares outstanding in 2004 was 10,780,407 while the weighted average number of shares in 2003 and 2002 were 10,528,978 and 10,296,251.

The earnings improvement recognized in 2004 as compared to 2003 includes a $2.0 million, or 8%, increase in net interest income before the provision for credit losses, a $543,000, or 19%, increase in fee income and a $62,000 increase in net gains from the sale of assets. Growth and increased costs contributed to a $1.9 million, or 12%, increase in operating expenses and $200,000 of additional credit loss provisions. Federal income tax expense decreased $163,000 in comparison to 2003.

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

Return on assets for the years ended December 31, 2004, 2003 and 2002 was 1.08%, 1.11% and 1.12%. Return on equity was 12.86% in 2004, 13.15% in 2003 and 13.96% in 2002.

NET INTEREST INCOME

Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company’s operating income and as such is the primary determinant of profitability. Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Before providing for future credit losses, net interest income increased $1,974,000 in 2004 due to growth in loans and deposits and the positive effect of the spread earned on interest sensitive assets and liabilities. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

In 2004, tax-equivalent net interest income increased $2.0 million, or 8%, over the 2003 level. Growth of the balance sheet again proved positive, adding $3.7 million to net interest income, while the impact of repricing reduced earnings by $1.7 million. Increased income due to loan growth was the primary contributor to the improvement.

Average loans outstanding increased $86 million, or 17%, in 2004, resulting in a $2.5 million improvement in earnings. Commercial volume contributed $4.6 million of improved earnings and retail growth added $669,000. However, growth and repricing at lower than historic interest rate levels led to a .47% decrease in the yield earned on the portfolio, reducing income by $2.8 million due to rates.

Average securities were $3.0 million lower in 2004 as liquidity was utilized to fund the significant level of loan growth. The lower balances combined with a .34% decrease in the yield earned reduced interest income by $870,000 from the 2003 level. Money market balances and rates were also lower in 2004, and earnings on this category decreased $19,000 from the prior year total.

Average interest-bearing deposits grew $55 million, or 11%, in 2004. Interest-bearing demand balances increased $48 million due to additional municipal relationships and internal reclassification of accounts while average savings deposits increased $13 million. This growth in lower costing demand and savings balances, combined with a $6 million reduction in certificate of deposit balances led to a .35% reduction in the cost of deposits and a $742,000 decrease in interest expense. Average borrowed funds increased $17 million in 2004 but a .34% reduction in the cost of these balances limited the increase in interest expense to $292,000.

Overall, growth of the balance sheet offset a .04% decrease in the net interest spread, resulting in the $2.0 million improvement in net interest income. The net interest margin was reduced .10% in 2004 as much of the growth was recorded at historically low interest rate levels. Investment leveraging transactions continued to add to the profitability of the company in 2004, contributing over $900,000 to pre-tax earnings, but the average spread earned on the transaction of 1.29% contributed to the reduced margin. Exclusive of these transactions, the net interest margin in 2004 would have been 3.56% compared to 3.82% in 2003.

During 2003, tax-equivalent net interest income increased $1,250,000, or 5%, over the 2002 level. Significant loan growth had a major impact on the improved earnings. Effective asset-liability management techniques also contributed to the earnings improvement as sound pricing policies limited compression in the net interest margin during a year which saw interest rates reach decade old lows.

Average loans increased $49 million, or 11%, over the 2002 level, but earnings on the portfolio decreased $786,000 as rates earned on variable rate assets declined and new growth was added at historically low levels. Commercial loan balances increased by $41 million, or 12%, but earnings on these assets decreased $82,000 due to repricing and new growth rates. Average consumer loans increased $7.5 million in 2003 due primarily to growth in home equity loans and an increase in the indirect auto portfolio. Falling interest rates also had a significant impact on consumer loan income as earnings from the portfolio was $704,000 lower than the year before. Overall, the yield earned on total loans declined .81% in 2003 which resulted in $786,000 less earnings on $49 million more loans.

Total securities were $10 million higher than the 2002 average balance. Falling interest rates also had a negative impact on the securities portfolio as the low rates of 2003 lead to record mortgage-refinancing activity, resulting in an acceleration of principal prepayments on securities. As these monies are reinvested at current rates, earnings compression occurs. During 2003, the yield earned on average securities was .85% lower than in 2002, contributing to the $1.2 million reduction in interest income. Money market assets were also impacted by falling rates combined with a planned reduction in this lowest yielding asset. A $4 million decrease in average money market assets and a .57% drop in the rate earned on these assets lead to a $140,000 decrease in interest income.

Average interest-bearing deposits increased $25 million in 2003 due primarily to growth in lower costing demand and savings balances. Interest rate reductions had a positive impact on the company’s earnings in this area as the .85% decrease in the cost of deposits resulted in a $3.5 million reduction in interest expense. Borrowed funds and other interest-bearing liabilities were $15 million higher on average than last year, but a .50% reduction in the cost of these funds limited the increased expense to $151,000.

As a result of the growth of the balance sheet combined with a reduction in the yields earned and paid, the company’s net interest margin decreased .09% from the 3.53% reported in 2002 to 3.44%. Another factor affecting the company’s net interest margin are investment leveraging transactions which match assets with liabilities at various points in the interest rate cycles. These transactions provided over $700,000 of net interest income in 2003, but the interest spread of .79% had a negative impact on the company’s net interest margin. Exclusive of these transactions, the 2003 margin would have been 3.82% which is .12% lower than the comparable 3.94% recorded in 2002.

Yield Analysis
(dollars in thousands-taxable equivalent basis)(1)
	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$435,758	$24,076	5.53%	$371,296	$21,869	5.89%	$329,175	$21,810	6.63%
Commercial loans-tax free	28,348	2,004	7.07%	18,412	1,384	7.52%	19,250	1,525	7.92%
Mortgage loans	21,863	1,372	6.28%	20,869	1,435	6.88%	22,307	1,742	7.81%
Installment loans	110,560	6,212	5.62%	100,287	6,521	6.50%	91,296	6,918	7.58%
Total Loans	596,529	33,664	5.64%	510,864	31,209	6.11%	462,028	31,995	6.92%
Securities-taxable	163,782	6,617	4.04%	161,089	6,989	4.34%	153,831	8,383	5.45%
Securities-tax free	49,586	3,824	7.71%	55,234	4,322	7.83%	52,119	4,141	7.95%
Total Securities	213,368	10,441	4.89%	216,323	11,311	5.23%	205,950	12,524	6.08%
Interest-bearing deposits with banks	2,063	44	2.13%	3,285	82	2.50%	3,380	138	4.08%
Federal funds sold	4,121	62	1.50%	3,528	43	1.22%	7,659	127	1.66%
Total Money Market Assets	6,184	106	1.70%	6,813	125	1.83%	11,039	265	2.40%
Total Earning Assets	816,081	44,211	5.42%	734,000	42,645	5.81%	679,017	44,784	6.60%
Non-earning assets	49,980			48,542			43,898
Allowance for credit losses	(6,848)			(6,625)			(5,995)
Total Assets	$859,213			$775,917			$716,920

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$163,826	$1,605	0.98%	$116,196	$1,097	0.94%	$104,968	$1,750	1.67%
Savings deposits	80,112	599	0.75%	66,974	599	0.89%	56,878	799	1.40%
Time deposits over $100,000	99,584	2,102	2.11%	95,090	2,199	2.31%	93,501	2,750	2.94%
Other time deposits	216,453	6,125	2.83%	226,592	7,278	3.21%	224,820	9,414	4.19%
Total Interest-Bearing Deposits	559,975	10,431	1.86%	504,852	11,173	2.21%	480,167	14,713	3.06%
Borrowed funds and other
Interest-bearing liabilities	148,309	6,529	4.40%	131,616	6,237	4.74%	116,220	6,086	5.24%
Total Interest-Bearing Liabilities	708,284	16,960	2.39%	636,468	17,410	2.74%	596,387	20,799	3.49%
Demand deposits	72,700			68,273			57,926
Other liabilities	6,224			5,763			5,382
Stockholders' equity	72,005			65,413			57,225
Total Liabilities and
Stockholders' Equity	$859,213			$775,917			$716,920

Net Interest Income Spread		$27,251	3.03%		$25,235	3.07%		$23,985	3.11%

Net Interest Margin			3.34%			3.44%			3.53%

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

Rate/Volume Variance Report(1)
(in thousands-taxable equivalent basis)

	2004 vs 2003			2003 vs 2002
		Increase(Decrease)			Increase(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate

Interest Income:
Commercial loans-taxable	$2,207	$3,881	$(1,674)	$59	$2,803	$(2,744)
Commercial loans-tax free	620	753	(133)	(141)	(66)	(75)
Mortgage loans	(63)	68	(131)	(307)	(112)	(195)
Installment loans	(309)	601	(910)	(397)	596	(993)
Total Loans	2,455	5,303	(2,848)	(786)	3,221	(4,007)
Securities-taxable	(372)	24	(396)	(1,394)	392	(1,786)
Securities-tax free	(498)	(442)	(56)	181	247	(66)
Total Securities	(870)	(418)	(452)	(1,213)	639	(1,852)
Interest-bearing deposits with banks	(38)	(30)	(8)	(56)	(4)	(52)
Federal funds sold	19	7	12	(84)	(68)	(16)
Total Money Market Assets	(19)	(23)	4	(140)	(72)	(68)
Total Interest Income	1,566	4,862	(3,296)	(2,139)	3,788	(5,927)

Interest Expense:
Interest-bearing demand deposits	508	401	107	(653)	182	(835)
Savings deposits	0	115	(115)	(200)	137	(337)
Time deposits over $100,000	(97)	70	(167)	(551)	47	(598)
Other time deposits	(1,153)	(265)	(888)	(2,136)	79	(2,215)
Total Interest-Bearing Deposits	(742)	321	(1,063)	(3,540)	445	(3,985)
Borrowed funds and other interest-bearing liabilities	292	791	(499)	151	806	(655)
Total Interest Expense	(450)	1,112	(1,562)	(3,389)	1,251	(4,640)
Net Interest Income	$2,016	$3,750	$(1,734)	$1,250	$2,537	$(1,287)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

CURRENT YEAR

In 2004, tax-equivalent net interest income increased $2.0 million from the 2003 total. Balance sheet growth added $3.7 million as the $4.8 million of income attributed to growth more than offset the $1.1 million of interest expense associated with increased deposits and borrowed funds. Repricing and growth at historically low interest rate levels had a negative impact on net interest income in 2004, resulting in a $1.7 million reduction when compared to 2003 totals.

Loan growth added $5.3 million to earnings in 2004, due primarily to the $4.6 million of interest income generated from commercial loan growth. Growth during the first half of 2004 was originated at low interest rates, however, which resulted in a $1.8 million decrease due to repricing. Retail growth contributed $669,000 of interest income, but this increase was negated by a $1.0 million negative variance due to repricing. Interest income from the securities portfolio was down $870,000 from 2003 due to reduced balances and lower rates while earnings from money market assets were $19,000 lower in 2004. Overall, interest income improved $1.5 million comprised of a $4.8 million increase due to volume and a $3.3 million negative variance due to rate.

New deposits added $321,000 of interest expense in 2004, but the effect of interest rates reduced interest expense by $1.0 million compared to last year primarily due to repricing on certificates of deposit. New borrowings added $791,000 of additional interest expense but lower interest rates reduced the cost by $499,000 compared to 2003. Overall, interest expense was $450,000 lower in 2004 as the $1.6 million positive offset due to pricing more than offset the $1.1 million increase due to growth.

PRIOR YEAR

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company's independent auditors. The provision for credit losses was $1,400,000 in 2004, $1,200,000 in 2003 and $1,400,000 in 2002. The ratio of the loan loss reserve to total loans was 1.12% at December 31, 2004 and 1.18% at December 31, 2003.

OTHER INCOME

Other Income	2004	2003	2002
	(in thousands)
Service charges	$1,929	$1,575	$1,371
Net gain on the sale of securities	846	657	366
Net gain on the sale of loans	499	555	339
Net gain on the sale of other real estate	25	96	454
Other	1,490	1,301	1,146
Total Other Income	$4,789	$4,184	$3,676

The company’s other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

In 2004, service charges on deposits increased $354,000, or 22%, from the 2003 total. Approximately $270,000 of this increase can be attributed to new overdraft privilege fees associated with the BOUNCE Protection program. Net gains from the sale of assets totaled $1.4 million in 2004, a $62,000 increase from the 2003 total, as securities and loans were sold to shed interest rate risk. Other income improved $189,000 in 2004 due primarily to increased fees collected on outstanding letters of credit. In total, other income improved $605,000, or 14%, in 2004.

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

OTHER EXPENSES

Other Expenses	2004	2003	2002
	(in thousands)
Salary expense	$ 6,905	$ 6,061	$ 5,569
Employee benefit expense	1,787	1,580	1,421
Occupancy expense	1,556	1,471	1,388
Equipment expense	1,257	1,193	1,161
Directors fees	468	464	372
Advertising expense	650	575	604
Data processing expense	1,309	1,116	941
Bank shares tax	583	410	342
Other operating expenses	2,884	2,613	2,450
Total Other Expenses	$17,399	$15,483	$14,248

During 2004, total other expenses increased $1.9 million, or 12%, from the 2003 total. Employee costs rose $1.1 million, which was over 50% of the increase. Occupancy and equipment costs rose $149,000 while all other expenses increased $716,000, or 14%. The company’s overhead ratio, which measures non-interest expense as a percentage of average assets, was 2.02% in 2004 compared to 2.00% in 2003. A significant portion of the increased costs can be attributed to two new community offices which opened in October 2003 and February 2004.

Salary and benefit costs accounted for 50% of total operating expenses in 2004. Salaries increased $844,000, or 14% in 2004, which includes $148,000 attributed to two new community offices. The $207,000 increase in benefit costs also includes $30,000 due to the new offices, a $60,000 increase in the company’s contribution to the employee’s profit sharing plan and a higher level of payroll related taxes. At December 31, 2004, the company had 236 full-time equivalent employees on staff, a 4% increase over the 227 reported on December 31, 2003.

The increase in occupancy and equipment costs includes $128,000 due to the new offices while other significant increases include a $193,000 increase in data processing costs and a $173,000 increase in bank shares tax expense.

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

PROVISION FOR INCOME TAXES

Federal income tax expense decreased $163,000 compared to last year. The $463,000 increase in income before taxes added $157,000 to the book provision while benefits received from tax-exempt income and other permanent differences had a $320,000 positive effect compared to 2003. Deferred tax items also contributed to the lower book provision. The company’s effective tax rate was 17.7% in 2004 and 20.0% in 2003.

During 2003, federal income tax expense increased $96,000 over the 2002 total. The increased expense at the statutory rate due to the earnings improvement was $241,000 but this was reduced by benefits received from tax-exempt income, a reduction in non-deductible interest expense and an increased benefit from other deferred tax items. The company’s effective tax rate was 20.0% in 2003 compared to 20.5% in 2002.

FINANCIAL CONDITION

Total assets increased $91 million, or 11%, during 2004 to $907 million which surpassed the $81 million increase recorded in 2003. Loan growth of $74 million and a $20 million increase in securities was funded by a $70 million increase in total deposits and a $14 million increase in borrowed funds. A reduced level of cash and cash equivalents and increased capital from retained earnings funded all other balance sheet growth.

SECURITIES

The primary objectives in managing the company’s securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

Total securities increased $20 million during 2004. While interest rates remained low during the first half of the year, the forecast of higher rates and the ultimate action of the Federal Reserve to raise rates resulted in a slowdown in the amount of principal returned in the form of calls or prepayments. The forecast of higher rates also contributed to the sale of $68 million of securities during the year as the portfolio was positioned for rising rates. In order to fulfill the objectives of the securities portfolio and to remain fully invested, over $125 million of new purchases were added during 2004.

New purchases included $13 million of securities which were funded with structured borrowings, thereby providing a favorable spread between the rate earned on the securities and the cost of the borrowings. As of December 31, 2004, the company had $67 million of these leveraged transactions outstanding. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company’s investment and asset/liability management policies. Other security purchases include bonds which will provide book income at current market rates with minimal extension risk in order to reduce the risk of rising rates. Investment sales were executed to shed the portfolio of bonds purchased for declining rates, low earning bonds and bonds which had been reduced in size by principal prepayments to below portfolio parameters.

The following table sets forth the carrying value of securities at the dates indicated:

	December 31,
	2004	2003	2002
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$31,770	$ 17,771	$ 13,029
Obligations of state and political subdivisions	55,955	61,539	57,864
Mortgage-backed securities	117,050	110,278	127,424
Corporate debt securities	18,983	13,021	425
Equity securities	8,073	8,744	6,750
Total	$231,831	$211,353	$205,492

The following table sets forth the maturities of securities at December 31, 2004 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.

	Within One Year	2 - 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total
U.S. Treasury securities	$ 0	$1,002	$ 0	$ 0	$ 0	$ 0	$ 1,002
Yield		2.43%					2.43%
Obligations of U.S. government agencies	5,029	4,026	16,985	4,916			30,956
Yield	2.28%	3.66%	3.50%	3.47%			3.32%
Obligations of state and political subdivisions (1)		1,450	5,275	46,388			53,113
Yield		6.81%	6.57%	7.43%			7.33%
Corporate debt securities			1,611	17,527			19,138
Yield			4.83%	4.22%			4.27%
Mortgage-backed securities					117,986		117,986
Yield					4.58%		4.58%
Equity securities (2)						8,073	8,073
Yield						3.87%	3.87%
Total maturities	$5,029	$6,478	$23,871	$68,831	$117,986	$8,073	$230,268
Weighted yield	2.28%	4.17%	4.27%	6.33%	4.58%	3.87%	4.98%

(1)Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 34% federal income tax rate.
(2)Yield presented represents 2004 actual return

LOANS

Total loans increased $74 million, or 13%, in 2004. Almost 90% of the growth recorded during the year was real estate related, including a $62 million increase in commercial mortgages and a $3 million increase in home equity loans. Residential mortgage loans decreased $1 million during the year as $30 million of loan balances were sold in the secondary market to reduce the company’s interest rate risk exposure and to secure funding for anticipated loan originations. The increase in other loans represents loans to state and municipal entities and includes a local issue funded in 2004 for $7 million. Installment loan balances grew $2 million in 2004 while other commercial loan balances decreased $1 million as payments offset new growth.

Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:

Loans Outstanding (in thousands)
	2004	2003	2002	2001	2000
Commercial and Financial	$130,937	$132,319	$ 115,651	$ 94,360	$ 79,483
Real Estate	402,792	337,423	294,864	274,255	246,061
Installment	69,027	66,981	63,258	62,786	62,504
Other	30,136	22,052	20,343	14,077	10,327
Total Loans Gross	632,892	558,775	494,116	445,478	398,375
Allowance for Credit Losses	(7,100)	(6,578)	(6,140)	(5,594)	(5,250)
Net Loans	$625,792	$552,197	$487,976	$439,884	$393,125

The following schedule shows the repricing distribution of loans outstanding as of December 31, 2004. Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding - Repricing Distribution (in thousands)
	Within One Year	One to Five Years	Over Five Years	Total
Commercial and Financial	$107,666	$20,332	$2,939	$130,937
Real Estate	259,782	82,440	60,570	402,792
Installment	2,363	63,355	3,309	69,027
Other	5,770	6,841	17,525	30,136
Total	$375,581	$172,968	$84,343	$632,892

Loans with predetermined interest rates	$23,212	$94,682	$67,542	$185,436
Loans with floating rates	352,369	78,286	16,801	447,456
Total	$375,581	$172,968	$84,343	$632,892

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

The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

	2004	2003	2002	2001	2000
	(in thousands)
Nonaccrual:
Impaired	$ 0	$ 0	$ 0	$ 0	$ 0
Other	303	844	37	343	645
Loans past due 90 days or more and still accruing	539	622	299	426	224
Other Real Estate Owned	0	0	0	50	0
Total Non-Performing Assets	$842	$1,466	$336	$819	$869

In 2004, total non-performing assets decreased $624,000. Nonaccrual loans decreased $541,000 as $255,000 of the balances carried on December 31, 2003 were charged-off in 2004 and $296,000 were paid in full. A total of $53,000 of the charged-off balances has subsequently been recovered by the company. Management believes that of the loans currently carried as nonaccrual, loss potential is minimal. Loans past due over ninety days decreased $83,000 during the year. The balance of other real estate owned on December 31, 2004 was $0.

During 2003, total non-performing assets increased $1.1 million due to an $807,000 increase in nonaccrual loans and a $323,000 increase in loans past due over ninety days. Management reported that of the loans carried as nonaccrual, loss potential only existed on $444,000 of the balances. Any loss realized on the nonaccrual loans and past due loans would be limited to any collateral deficiency upon disposition. The balance of other real estate owned on December 31, 2003 was $0.

On December 31, 2004, the company’s ratio of nonaccrual loans to total loans was .05% compared to the .15% reported in 2003. We continue to rank well ahead of peer banks in measurements of delinquency. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years (in thousands):

Loan Loss Reserve Allocation
(in thousands)
	12/31/04		12/31/03		12/31/02			12/31/01	12/31/00
		Percentage of Loans in Each Category to Total Loans		Percentage of Loans in Each Category to Total Loans		Percentage of Loans in Each Category to Total Loans		Percentage of Loans in Each Category to Total Loans		Percentage of Loans in Each Category to Total Loans

	Amount		Amount		Amount		Amount		Amount
Commercial and Financial	$3,041	79%	$4,449	76%	$4,154	76%	$1,577	72%	$2,483	67%
Real Estate	44	3%	53	4%	44	5%	138	7%	190	12%
Installment	272	18%	259	20%	210	19%	183	21%	98	21%
Unallocated	3,743	-	1,817	-	1,732	-	3,696	-	2,479	-
	$7,100	100%	$6,578	100%	$6,140	100%	$5,594	100%	$5,250	100%

The following schedule presents an analysis of the allowance for credit losses for each of the last five years (in thousands):

	Years Ended December 31
	2004	2003	2002	2001	2000
Balance, January 1	$6,578	$6,140	$5,594	$5,250	$4,714
Charge-Offs:
Commercial and Financial	293	314	256	233	70
Real Estate	412	109	455	474	268
Installment	423	579	307	360	355
Total Charge-Offs	1,128	1,002	1,018	1,067	693
Recoveries on Charged-Off Loans:
Commercial and Financial	51	13	2	6	10
Real Estate	66	7	10	20	122
Installment	133	220	152	165	127
Total Recoveries	250	240	164	191	259
Net Charge-Offs	878	762	854	876	434
Provision for Credit Losses	1,400	1,200	1,400	1,220	970
Balance, December 31	$7,100	$6,578	$6,140	$5,594	$5,250

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	.15%	.15%	.18%	.21%	.11%
Allowance for credit losses as a percentage of net loans outstanding at end of period	1.12%	1.18%	1.24%	1.26%	1.32%

Net charge-offs increased $116,000 in 2004 but remained stable as a percentage of average loans. The installment loan charge-offs include $289,000 of indirect auto loans of which $121,000 was recovered through sale during the year. All other charge-off’s include writedowns on credits incurred in the normal course of business. During 2004,

$255,000 of the balances carried as nonaccrual on December 31, 2003 were charged-off of which $43,000 was recovered later in the year. The company’s ratio of net charge-off’s to average loans is comparable to its national peer group while the ratio of the allowance for credit losses to net loans is adequate considering delinquent balances.

DEPOSITS

The primary source of funds to support the company’s growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $70 million in 2004 comprised of $63 million in lower costing savings and demand accounts and a $7 million increase in time deposit balances.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$72,700		$68,273		$57,926
Interest-bearing demand deposits	163,826	0.98%	116,196	0.94%	104,968	1.67%
Savings deposits	80,112	0.75%	66,974	0.89%	56,878	1.41%
Time deposits	316,037	2.60%	321,682	2.95%	318,321	3.82%
Total	$632,675		$573,125		$538,093

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2004, are summarized as follows:

Time Certificates Of Deposit
(in thousands)
3 months or less	$ 50,126
Over 3 through 6 months	10,736
Over 6 through 12 months	13,532
Over 12 months	19,931
Total	$94,325

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

The following schedules present information regarding the company’s risk-based capital at December 31, 2004, 2003 and 2002 and selected other capital ratios.

CAPITAL ANALYSIS (in thousands)
	December 31,
	2004	2003	2002
Tier I Capital:
Shareholders’ equity	$ 74,693	$ 66,103	$ 58,005
Total Tier I Capital	$ 74,693	$ 66,103	$ 58,005
Tier II Capital:
Allowable portion of allowance for credit losses	$ 7,100	$ 6,578	$ 6,140
Total Risk-Based Capital	$ 81,793	$ 72,681	$ 64,145
Total Risk-Weighted Assets	$728,681	$633,762	$549,300

CAPITAL RATIOS
	Regulatory Minimum	2004	2003	2002
Total Risk-Based Capital	8.00%	11.22%	11.47%	11.68%
Tier I Risk-Based Capital	4.00%	10.25%	10.43%	10.56%
Tier I Leverage Ratio	4.00%	8.69%	8.52%	8.09%
Return on Assets	N/A	1.08%	1.11%	1.12%
Return on Equity*	N/A	12.86%	13.15%	13.96%
Equity to Assets Ratio*	N/A	8.34%	8.42%	8.55%
Dividend Payout Ratio	N/A	41.95%	37.83%	35.29%

* Includes the effect of SFAS 115 in the amount of $1,030,000 in 2004, $2,635,000 in 2003 and $4,838,000 in 2002.

During 1999, the company implemented a Dividend Reinvestment Plan which has resulted in an influx to capital of $7.4 million to date. The company also adopted stock option plans for directors and senior officers. New capital generated from the exercise of stock options is $2.5 million at December 31, 2004. In November 2002, the company declared a 100% stock dividend which was payable January 31, 2003. As a result of this stock dividend, 2,603,838 new shares were issued on the payable date. The company also paid a 100% stock dividend on September 30, 2004 which resulted in the issuance of 5,423,425 new shares.

In 2004, regulatory capital increased $8.6 million comprised of a $5.4 million increase in retained earnings after paying cash dividends of $3.9 million, a $2.1 million increase due to the company’s dividend reinvestment plan and a $1.1 million increase due to the issuance of shares from the company’s stock option plans. As of December 31, 2004, there were 8,111,410 shares of stock available for future sale or stock dividends. The number of shareholders of record at December 31, 2004 was 1,246. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 13 to the financial statements for further discussion of capital requirements and dividend limitations.

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

While we are optimistic about the prospect of continued growth and earnings improvement, any forward-looking statements by their nature are subject to assumptions, risks and uncertainties. Actual results could vary from those implied for a variety of reasons including:

• A change in interest rates which is more immediate or more significant than anticipated.
• The demand for new loans and the ability of borrowers to repay outstanding debt.
• The timing of expansion plans could be altered by forces beyond our control such as weather or regulatory approvals.
• Our ability to continue to attract new deposits from our marketplace to meet the daily liquidity needs of the company.

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

The company’s interest sensitivity at December 31, 2004 was essentially neutral within reasonable ranges; for example, an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

INTEREST RATE GAP

The following schedule illustrates the company’s interest rate gap position as of December 31, 2004 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.

Interest Rate Sensitivity Analysis
as of December 31, 2004
(in thousands)

			Rate Sensitive			Not
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Rate
	Days	Days	Days	Years	5 Years	Sensitive	Total

Commercial loans	$350,837	$5,134	$11,593	$ 95,520	$ 37,040	$ 0	$500,124
Mortgage loans	595	800	2,995	12,620	3,321	0	20,331
Installment loans	24,973	6,196	12,358	59,566	9,344	0	112,437
Total Loans	376,405	12,130	26,946	167,706	49,705	0	632,892

Securities-taxable	26,418	11,725	15,651	77,605	40,456	8,073	179,928
Securities-tax free	0	420	0	24,005	27,478	0	51,903
Total Securities	26,418	12,145	15,651	101,610	67,934	8,073	231,831

Interest-bearing deposits with banks	297	198	1,485	0	0	0	1,980
Federal funds sold	1,700	0	0	0	0	0	1,700
Total Money Market Assets	1,997	198	1,485	0	0	0	3,680

Total Earning Assets	404,820	24,473	44,082	269,316	117,639	8,073	868,403
Non-earning assets	0	0	0	0	0	46,188	46,188
Allowance for credit losses	0	0	0	0	0	(7,100)	(7,100)

Total Assets	$404,820	$24,473	$44,082	$269,316	$117,639	$47,161	$907,491

Interest-bearing demand deposits	$217,669	$ 0	$ 0	$ 0	$ 0	$ 0	$217,669
Savings deposits	85,630	574	789	0	0	0	86,993
Time deposits $100,000 and over	50,127	10,736	13,532	18,508	1,422	0	94,325
Other time deposits	34,947	27,933	49,914	87,983	13,291	0	214,068
Total Interest-Bearing Deposits	388,373	39,243	64,235	106,491	14,713	0	613,055

Borrowed funds and other interest-bearing liabilities	28,325	1,717	8,491	46,439	69,095	0	154,067

Total Interest-Bearing Liabilities	416,698	40,960	72,726	152,930	83,808	0	767,122
Demand deposits	0	0	0	0	0	58,658	58,658
Other liabilities	0	0	0	0	0	5,988	5,988
Stockholders' equity	0	0	0	0	0	75,723	75,723

Total Liabilities and Stockholders' Equity	$416,698	$40,960	$72,726	$152,930	$83,808	$140,369	$907,491

Interest Rate Sensitivity gap	$(11,878)	$(16,487)	$(28,644)	$116,386	$33,831	$(93,208)

Cumulative gap	$(11,878)	$(28,365)	$(57,009)	$59,377	$93,208

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

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2004 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2004 levels.

	RATES + 200	RATES - 200
Earnings at risk:
Percent change in net interest income	9.31%	(7.98)%

Economic value at risk:
Percent change in economic value of equity	(24.70)%	13.76%

        Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company’s policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company’s most liquid assets. At December 31, 2004 cash and cash equivalents totaled $15.3 million, compared to the December 31, 2003 level of $23.3 million. Financing activities provided $82.4 million and operating activities provided $11.4 million of cash and cash equivalents during the year while investing activities utilized $101.8 million. The cash flows provided by financing activities includes increases in deposits and borrowed funds while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

Core deposits, which represent the company’s primary source of liquidity, averaged $533 million in 2004, an increase of $55 million, or 12%, from the $478 million average in 2003. This increase in average core deposits was supplemented with a $5 million increase in average jumbo certificates and a $17 million increase in average borrowed funds and other interest-bearing liabilities.

The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks and at the Federal Home Loan Bank of Pittsburgh. The Federal Reserve Discount Window also provides an additional funding source.

Item 8 - Financial Statements and Supplementary Data

The information required in Part II, Item 8 is incorporated by reference from the Company’s Annual Report to security holders for the fiscal year ended December 31, 2004.

Balance Sheet	Exhibit A
Statement of Income	Exhibit B
Statement of Cash Flows	Exhibit C
Statement of Changes in Stockholders’ Equity and Comprehensive Income	Exhibit D
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	Exhibit E

Additional references are made in Part IV, Item 16 of this Form 10-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable

Item 9A. – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer along with the company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.

Changes in Internal Controls over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are, reasonably likely to materially affect, the company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of First National Community Bancorp, Inc. (the “Company”) is responsible for (1) the preparation of the accompanying financial statements; (2) establishing and maintaining internal controls over financial reporting; and (3) the assessment of the effectiveness of internal control over financial reporting. The Securities and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The company’s internal control over financial reporting is supported by written policies and procedures. All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance that the objectives of the control system are met. Therefore, no evaluation of controls can provide absolute assurance that all control issues and misstatements due to error or fraud, if any, within the company have been detected. Additionally, any system of controls is subject to the risk that controls may become inadequate due to changes in conditions or that compliance with policies or procedures may deteriorate.

As of December 31, 2004, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, has been audited by Demetrius and Company, L.L.C., the independent registered public accounting firm that audited the company’s financial statements for the period covered. A copy of the Demetrius and Company, L.L.C. report is included in this annual report.

/s/ J. David Lombardi	/s/ William S. Lance
J. David Lombardi	William S. Lance
President and Chief Executive Officer	Principal Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First National Community Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of First National Community Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First National Community Bancorp, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 21, 2005 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey

January 21, 2005

Item 9B. – Other Information

None

FIRST NATIONAL COMMUNITY BANCORP, INC.

Part III.

Item 10 - Directors and Executive Officers of the Registrant

Information regarding directors, nominees, principal officers, audit committees and audit committee financial experts required by this item is set forth under the captions “Information as to Nominees and Directors”, “Principal Officers of the Company”, “Principal Officers of the Bank”, “Audit Committee Financial Expert”, “Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 18, 2005 and is incorporated herein by reference.

The company has adopted a Code of Ethics that applies to directors, officers and employees of the company and the bank. A copy of the Code of Ethics was included as an exhibit to the company’s Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission. A request for the Company’s Code of Ethics can be made either in writing to William Lance, First National Community Bancorp, Inc., 102 East Drinker Street, Dunmore, Pennsylvania, 18512 or by email at fncb@fncb.com.

Item 11 - Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation”, “Option Grants in 2004”, “Compensation of Directors”, “Employment Agreement”, “Compensation Report of the Board of Directors”, and “Stock Performance Graph and Table” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 18, 2005 and is incorporated herein by reference.

Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the caption “Beneficial Ownership by Directors, Principal Officers and Nominees” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 18, 2005 and is incorporated herein by reference.

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2004 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 18, 2005 and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 18, 2005 and is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Auditors” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 18, 2005 and is incorporated herein by reference.

Part IV.

Item 15 - Exhibits and Financial Statement Schedules

The information required in Item 15 is incorporated by reference from the Company’s Annual Report to security holders for the fiscal year ended December 31, 2004.

EXHIBIT A - Balance Sheet - December 31, 2004 and 2003

EXHIBIT B - Statement of Income - December 31, 2004, 2003 and 2002

EXHIBIT C - Statement of Cash Flows - December 31, 2004, 2003 and 2002

EXHIBIT D - Statement of Changes in Stockholders’ Equity and Comprehensive Income – December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

1	Summary of Significant Accounting Policies
2	Restricted Cash Balances
3	Investment Securities - December 31, 2004 and 2003
4	Loans and Changes in Allowance for Loan Loss - December 31, 2004 and 2003
5	Bank Premises and Equipment - December 31, 2004 and 2003
6	Deposits
7	Borrowed Funds - December 31, 2004 and 2003
8	Benefit Plans
9	Income Taxes - December 31, 2004, 2003 and 2002
10	Related Party Transactions
11	Commitments
12	Stock Option Plans
13	Regulatory Matters - December 31, 2004 and 2003
14	Disclosures about Fair Value of Financial Instruments - December 31, 2004 and 2003
15	Condensed Financial Information – Parent Company Only
16	Selected Quarterly Financial Data - 2004 and 2003

EXHIBIT E – Report of Independent Registered Public Accounting Firm

Exhibit 10.1	1999 Dividend Reinvestment and Stock Purchase Plan

Exhibit 10.2	2000 Stock Incentive Plan

Exhibit 10.3	2000 Independent Directors Stock Option Plan

Exhibit 10.4	Non-qualified Deferred Compensation Plan

Exhibit 14	The Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification – Chief Executive Officer

Exhibit 32.2	Section 1350 Certification – Chief Financial Officer

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

DATE: March 16, 2005

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael G. Cestone	March 16, 2005	/s/ Louis A. DeNaples	March 16, 2005

Michael G. Cestone	Date	Louis A. DeNaples	Date

		/s/ Joseph J. Gentile	March 16, 2005

Michael J. Cestone, Jr.	Date	Joseph J. Gentile	Date

/s/ Joseph Coccia	March 16, 2005	/s/ Joseph O. Haggerty	March 16, 2005

Joseph Coccia	Date	Joseph O. Haggerty	Date

		/s/ J. David Lombardi	March 16, 2005

William P. Conaboy	Date	J. David Lombardi	Date

/s/ Michael T. Conahan	March 16, 2005	/s/ John P. Moses	March 16, 2005

Michael T. Conahan	Date	John P. Moses	Date

/s/ Dominick L. DeNaples	March 16, 2005

Dominick L. DeNaples	Date	John R. Thomas	Date

Exhibit A – Balance Sheet

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share data)	2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,653	$23,290
Federal funds sold	1,700	0
Total cash and cash equivalents	15,353	23,290
Interest-bearing balances with financial institutions	1,980	2,673
Securities:
Available-for-sale, at fair value	222,282	201,204
Held-to-maturity, at cost (fair value $1,542 and $1,442)	1,486	1,415
Federal Reserve Bank and FHLB stock, at cost	8,063	8,734
Net loans	625,792	552,197
Bank premises and equipment	10,054	8,758
Accrued interest receivable	3,984	3,458
Other assets	18,497	14,574
TOTAL ASSETS	$907,491	$816,303

LIABILITIES
Deposits:
Demand	$58,658	$73,918
Interest-bearing demand	217,669	138,021
Savings	86,993	88,496
Time ($100,000 and over)	94,325	91,375
Other time	214,068	210,259
Total deposits	671,713	602,069
Borrowed funds	154,067	140,421
Accrued interest payable	1,534	2,031
Other liabilities	4,454	3,044
Total liabilities	$831,768	$747,565

STOCKHOLDERS' EQUITY
Common Stock ($1.25 par)
Authorized: 20,000,000 shares Issued and outstanding: 10,898,942 shares in 2004 and 10,663,670 shares in 2003	$13,624	$13,330
Additional paid-in capital	18,671	15,638
Retained earnings	42,398	37,135
Accumulated other comprehensive income	1,030	2,635
Total stockholders' equity	75,723	68,738
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$907,491	$816,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit B – Statements of Income

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31, (in thousands, except per share data)	2004	2003	2002
INTEREST INCOME
Interest and fees on loans	$32,982	$30,738	$31,477
Interest and dividends on securities:
U.S. Treasury and government agencies	5,788	6,534	8,043
State and political subdivisions	2,524	2,853	2,734
Other securities	829	455	340
Total interest and dividends on securities	9,141	9,842	11,117
Interest on balances with financial institutions	44	82	138
Interest on federal funds sold	62	43	127
TOTAL INTEREST INCOME	42,229	40,705	42,859
INTEREST EXPENSE
Interest-bearing demand	1,605	1,097	1,750
Savings	599	599	799
Time ($100,000 and over)	2,102	2,199	2,750
Other time	6,125	7,278	9,414
Interest on borrowed funds	6,529	6,237	6,086
TOTAL INTEREST EXPENSE	16,960	17,410	20,799
Net interest income before provision for credit losses	25,269	23,295	22,060
Provision for credit losses	1,400	1,200	1,400
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	23,869	22,095	20,660
OTHER INCOME
Service charges	1,929	1,575	1,371
Net gain on the sale of securities	846	657	366
Net gain on the sale of loans	499	555	339
Net gain on the sale of other real estate	25	96	454
Other	1,490	1,301	1,146
TOTAL OTHER INCOME	4,789	4,184	3,676
OTHER EXPENSES
Salaries and employee benefits	8,692	7,641	6,990
Occupancy expense	1,556	1,471	1,388
Equipment expense	1,257	1,193	1,161
Directors Fees	468	464	372
Advertising expense	650	575	604
Data processing expense	1,309	1,116	941
Bank shares tax	583	410	342
Other operating expenses	2,884	2,613	2,450
TOTAL OTHER EXPENSES	17,399	15,483	14,248
INCOME BEFORE INCOME TAXES	11,259	10,796	10,088
Provision for income taxes	1,996	2,159	2,063
NET INCOME	$9,263	$8,637	$8,025
EARNINGS PER SHARE:
BASIC	$0.86	$0.82	$0.78
DILUTED	$0.83	$0.79	$0.75

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit C – Statements of Cash Flows

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, (in thousands)	2004	2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$42,633	$41,847	$44,085
Fees and commissions received	3,419	2,876	2,517
Interest paid	(17,457)	(17,755)	(21,987)
Cash paid to suppliers and employees	(15,019)	(14,152)	(13,253)
Income taxes paid	(2,189)	(2,759)	(2,579)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,387	10,057	8,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities	500	500	1,000
Proceeds from sales prior to maturity	67,933	51,282	40,088
Proceeds from calls prior to maturity	33,866	80,258	46,916
Purchases	(125,292)	(141,876)	(94,313)
Securities held to maturity:
Proceeds from calls prior to maturity	0	0	643
Net (increase)/decrease in interest-bearing bank balances	693	695	(207)
Purchase of bank owned life insurance	(2,500)	0	0
Net increase in loans to customers	(74,470)	(64,771)	(48,649)
Capital expenditures	(2,489)	(2,740)	(1,584)

NET CASH USED IN INVESTING ACTIVITIES	(101,759)	(76,652)	(56,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, money market demand, NOW accounts, and savings accounts	62,884	75,846	20,191
Net increase/(decrease) in certificates of deposit	6,759	(14,252)	2,950
Net increase in borrowed funds	13,646	13,513	25,298
Proceeds from issuance of common stock net of stock issuance costs	2,060	1,565	1,238
Proceeds from issuance of common stock - Stock Option Plans	971	982	324
Cash dividends paid	(3,885)	(3,267)	(2,832)

NET CASH PROVIDED BY FINANCING ACTIVITIES	82,435	74,387	47,169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,937)	7,792	(154)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	23,290	15,498	15,652

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,353	$23,290	$15,498

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$9,263	$8,637	$8,025

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	931	1,293	1,169
Depreciation and amortization	1,192	1,085	1,082
Stock based compensation - stock option plans	181	181	0
Provision for credit losses	1,400	1,200	1,400
Provision for deferred taxes	(405)	(323)	(528)
Gain on sale of securities	(846)	(657)	(366)
Gain on sale of loans	(499)	(555)	(339)
Gain on sale of other real estate	(25)	(96)	(454)
Decrease in interest payable	(497)	(345)	(1,189)
Increase in accrued expenses and other liabilities	1,410	632	399
Increase in prepaid expenses and other assets	(192)	(845)	(473)
Decrease (increase) in interest receivable	(526)	(150)	57

Total adjustments	2,124	1,420	758

NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,387	$10,057	$8,783

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Exhibit D – Statements of Changes in Stockholders’ Equity and Comprehensive Income

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002 (in thousands, except share data)
	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED	ACCUMULATED OTHER COMP-REHENSIVE INCOME/
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2001		10,215,188	$12,768	$11,566	$26,916	$536	$51,786
Comprehensive Income:
Net income for the year	$8,025				8,025		8,025
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of deferred income taxes of $2,216	3,936
Reclassification adjustment for gain or loss included in income	366
Total other comp. gain, net of tax	4,302					4,302	4,302
Comprehensive Income	$12,327
Cash dividends paid, $0.275 per share					(2,832)		(2,832)
Proceeds from issuance of Common Stock- Stock option plans		44,000	56	310	(42)		324
Proceeds from issuance of Common Stock through dividend reinvestment		156,164	196	1,189	(147)		1,238
BALANCES, DECEMBER 31, 2002		10,415,352	$13,020	$13,065	$31,920	$4,838	$62,843
Comprehensive Income:
Net income for the year	$8,637				8,637		8,637
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $1,135	(2,860)

Reclassification adjustment for gain or loss included in income	657
Total other comp. loss, net of tax	(2,203)					(2,203)	(2,203)
Comprehensive Income	$6,434
Cash dividends paid, $0.31 per share					(3,267)		(3,267)
Stock based compensation – Stock Option Plans				181			181
Proceeds from issuance of Common Stock- Stock option plans		129,600	162	901	(81)		982
Proceeds from issuance of Common Stock through dividend reinvestment		118,718	148	1,491	(74)		1,565
BALANCES, DECEMBER 31, 2003		10,663,670	$13,330	$15,638	$37,135	$2,635	$68,738
Comprehensive Income:
Net income for the year	$9,263				9,263		9,263
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $826	(2,451)

Reclassification adjustment for gain or loss included in income	846
Total other comp. loss, net of tax	(1,605)					(2,203)	(2,203)
Comprehensive Income	$7,658
Cash dividends paid, $0.36 per share					(3,885)		(3,885)
Stock based compensation – Stock Option Plans				181			181
Proceeds from issuance of Common Stock- Stock option plans		119,500	149	883	(61)		971
Proceeds from issuance of Common Stock through dividend reinvestment		115,772	145	1,969	(54)		2,060
BALANCES, DECEMBER 31, 2004		10,898,942	$13,624	$18,671	$42,398	$1,030	$75,723
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements:

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies that affect the more significant elements of First National Community Bancorp, Inc.’s (the “company”) financial statements are summarized below. They have been followed on a consistent basis and are in accordance with generally accepted accounting principles and conform to general practice within the banking industry.

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

FNCB Realty, Inc.’s operating activities include the acquisition, holding, and disposition of certain real estate acquired in satisfaction of loan commitments owed by third party debtors to the bank.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First National Community Bancorp, Inc., the bank and it’s wholly owned subsidiary FNCB Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

LOAN IMPAIRMENT

The Bank applies the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, in it’s evaluation of the loan portfolio. SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral, net of disposal costs, if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred and totaled $650,000, $575,000 and $604,000 in 2004, 2003 and 2002, respectively.

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

NET INCOME PER SHARE

Basic earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Such shares amounted to 10,780,407 in 2004, 10,528,978 in 2003 and 10,296,251 in 2002.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted-average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 11,172,587 in 2004, 10,987,190 in 2003 and 10,706,854 in 2002.

All share and per share information has been adjusted to reflect the retroactive effect of the 100% stock dividends paid on September 30, 2004 and January 31, 2003.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This statement had no effect on the company’s consolidated financial statements.

2.	RESTRICTED CASH BALANCES:

The bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2004 was $75,000, which amount was satisfied through the restriction of vault cash.

In addition, the bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2004, the amount of these balances was $800,000.

3.	SECURITIES:

Securities have been classified in the consolidated financial statements according to management’s intent. The carrying amount of securities and their approximate fair values (in thousands) at December 31 follow:

Available-for-sale Securities:

		Gross	Gross
		Unrealized	Unrealized	Net
	Amortized	Holding	Holding	Carrying
	Cost	Gains	Losses	Value
December 31, 2004
U.S. Treasury securities and obligations of U.S. government agencies	$ 31,958	$ 6	$ 194	$ 31,770
Obligations of state and political subdivisions	51,627	2,899	57	54,469
Mortgage-backed securities	117,986	183	1,119	117,050
Corporate debt securities	19,138	17	172	18,983
Equity securities	10	0	0	10
Total	$220,719	$3,105	$1,542	$222,282

December 31, 2003
U.S. Treasury securities and obligations of U.S. government agencies	$ 17,632	$ 186	$ 47	$ 17,771
Obligations of state and political subdivisions	56,527	3,631	34	60,124
Mortgage-backed securities	109,922	1,212	856	110,278
Corporate debt securities	13,121	4	104	13,021
Equity securities	10	0	0	10
Total	$197,212	$5,033	$1,041	$201,204

Held-to-maturity Securities:

		Gross	Gross
	Net	Unrealized	Unrealized
	Carrying	Holding	Holding	Fair
	Value	Gains	Losses	Value
December 31, 2004
Obligations of state and political subdivisions	$1,486	$ 56	$ 0	$1,542
Total	$1,486	$ 56	$ 0	$1,542

		Gross	Gross
	Net	Unrealized	Unrealized
	Carrying	Holding	Holding	Fair
	Value	Gains	Losses	Value
December 31, 2003
Obligations of state and political subdivisions	$1,415	$ 27	$ 0	$1,442
Total	$1,415	$ 27	$ 0	$1,442

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$ 25,779	$ 194	$ 0	$ 0	$ 25,779	$ 194
Obligations of state and political subdivisions	2,888	36	402	21	3,290	57
Mortgage-backed securities	73,133	839	13,488	280	86,621	1,119
Corporate debt securities	5,927	101	2,040	71	7,967	172
	$107,727	$1,170	$15,930	$372	$123,657	$1,542

Management evaluates securities for other-than-temporary impairment on a monthly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, the sixty-two debt securities with unrealized losses have depreciated 1.2% from their amortized cost basis. The maturity of these securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, other governments or corporations; whether downgrades by bond rating agencies have occurred; and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The following table shows the amortized cost and approximate fair value of the company's debt securities (in thousands) at December 31, 2004 using contracted maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
		Net	Net
	Amortized	Carrying	Carrying	Fair
	Cost	Value	Value	Value
Amounts maturing in:
One Year or Less	$ 5,029	$ 5,028	$ 0	$ 0
One Year through Five Years	6,478	6,522	0	0
After Five Years through Ten Years	23,871	23,748	0	0
After Ten Years	67,345	69,924	1,486	1,542
Mortgage-backed Securities	117,986	117,050	0	0
Total	$220,709	$222,272	$1,486	$1,542

Gross proceeds from the sale of securities for the years ended December 31, 2004, 2003, and 2002 were $67,933,000, $51,282,000, and $40,088,000, respectively with the gross realized gains being $1,152,000, $999,000, and $405,000, respectively, and gross realized losses being $306,000, $342,000, and $39,000, respectively.

At December 31, 2004 and 2003, securities with a carrying amount of $132,900,000 and $76,692,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

4.	LOANS:

Major classifications of loans are summarized as follows:

	(in thousands)
	2004	2003
Real estate loans, secured by residential properties	$ 93,888	$ 93,055
Real estate loans, secured by nonfarm, nonresidential properties	308,904	244,368
Commercial and industrial loans	130,937	132,319
Loans to individuals for household, family and other personal expenditures	69,027	66,981
Loans to state and political subdivisions	29,774	21,734
All other loans, including overdrafts	362	318
Gross loans	632,892	558,775
Less: Allowance for credit losses	(7,100)	(6,578)
Net loans	$625,792	$552,197

Changes in the allowance for credit losses were as follows:

	(in thousands)
	2004	2003	2002
Balance, beginning of year	$6,578	$6,140	$5,594
Recoveries credited to allowance	250	240	164
Provision for credit losses	1,400	1,200	1,400
TOTAL	8,228	7,580	7,158
Losses charged to allowance	1,128	1,002	1,018
Balance, end of year	$7,100	$6,578	$6,140

Information concerning the bank’s recorded investment in nonaccrual and restructured loans is as follows:

	(in thousands)
	2004	2003
Nonaccrual loans
Impaired	$ 0	$ 0
Other	303	844
Restructured loans	0	0
Total	$303	$844

The interest income that would have been earned in 2004, 2003 and 2002 on nonaccrual and restructured loans outstanding at December 31, 2004, 2003 and 2002 in accordance with their original terms approximated $42,000, $65,000 and $4,000. The interest income actually realized on such loans in 2004, 2003 and 2002 approximated $13,000, $15,000 and $0. As of December 31, 2004, there were no outstanding commitments to lend additional funds to borrowers of impaired, restructured or nonaccrual loans.

5.	BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are summarized as follows:

	(in thousands)
	2004	2003
Land	$ 1,386	$ 1,386
Buildings	4,622	4,585
Furniture, fixtures and equipment	7,867	6,380
Leasehold improvements	3,717	3,183
Total	17,592	15,534
Less accumulated depreciation	7,538	6,776
Net	$10,054	$ 8,758

6.	DEPOSITS:

At December 31, 2004 time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows:

	(in thousands)

	Time Deposits $100,000 and Over	Other Time Deposits	Total
2005	$74,394	$111,813	$186,207
2006	6,462	38,709	45,171
2007	6,823	31,704	38,527
2008	1,038	9,270	10,308
2009 and Thereafter	5,608	22,572	28,180
Total	$94,325	$214,068	$308,393

7.	BORROWED FUNDS:

Borrowed funds at December 31, 2004 and 2003 include the following (in thousands):

	2004	2003
Treasury Tax and Loan Demand Note	$ 325	$ 324
Borrowings under Lines of Credit	153,742	140,097
Total	$154,067	$140,421

During 2004, the average outstanding balance on these credit lines amounted to $1,774,000 and the average rate paid in 2004 was 1.42%.

The following table presents Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh”) advances at their maturity dates (in thousands):

	December 31, 2004
	Amount	Weighted Average Interest Rate
Within one year	$ 15,293	3.49%
After one year but within two years	22,624	2.76
After two years but within three years	2,480	4.71
After three years but within four years	28,727	4.79
After four years but within five years	9,452	4.77
After five years	75,166	4.75
	$153,742	4.34%

The FHLB of Pittsburgh advances include $16 million which reset quarterly and $138 million with fixed rates. All advances are collateralized either under a blanket pledge agreement by one to four family mortgage loans or with mortgage-backed securities. In addition, the company is required to purchase stock based upon the amount of advances outstanding.

At December 31, 2004, the company had available from the FHLB of Pittsburgh an open line of credit for $20,496,000 which expires on December 14, 2005. The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request. In addition, at December 31, 2004, the company had available overnight repricing lines of credit with other correspondent banks totaling $25,000,000. At December 31, 2004 and 2003, the company had no borrowings outstanding with correspondent banks.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2004 and 2003 were $163,469,000 and $160,368,000, respectively.

8.	BENEFIT PLANS:

The bank has a defined contribution profit sharing plan which covers all eligible employees. The bank's contribution to the plan is determined at management's discretion at the end of each year and funded. Contributions to the plan in 2004, 2003 and 2002 amounted to $480,000, $420,000, and $375,000, respectively.

The bank has an unfunded non-qualified deferred compensation plan covering all eligible bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. At December 31, 2004, elective deferred compensation amounting to $1,975,000 plus $1,103,000 in accrued interest has been included in other liabilities in the accompanying balance sheet.

9.	INCOME TAXES:

The provision for income taxes included in the statement of income is comprised of the following components (in thousands):

	2004	2003	2002
Current	$2,401	$2,482	$2,591
Deferred	(405)	(323)	(528)
TOTAL	$1,996	$2,159	$2,063

The components of the net deferred tax asset, included in other assets, at December 31 are as follows (in thousands):

	2004	2003
Allowance for Credit Losses	$ 2,414	$ 2,236
Deferred Compensation	1,047	828
Stock Based Compensation	122	62
Gross Deferred Tax Asset	3,583	3,126

Unrealized Holding Gains on Securities Available-for-Sale	$(531)	$(1,357)
Deferred Loan Origination Fees	(252)	(230)
Depreciation	(367)	(253)
Gross Deferred Tax Liability	$(1,150)	$(1,840)
Deferred Tax Asset Valuation Allowance	(56)	(140)
Net Deferred Tax Assets	$ 2,377	$ 1,146

The provision for Income Taxes differs from the amount of income tax determined applying the applicable U.S. Statutory Federal Income Tax Rate to pre-tax income from continuing operations as a result of the following differences (in thousands):

	2004	2003	2002
Provision at Statutory Tax Rates	$3,828	$3,671	$3,430
Add (Deduct):
Tax Effects of Non-Taxable Interest Income	(1,308)	(1,280)	(1,272)
Non-Deductible Interest Expense	109	115	145
Other Items Net	(633)	(347)	(240)
Provision for Income Taxes	$1,996	$2,159	$2,063

The net change in the valuation allowance for deferred tax asset was a decrease of

$84,000 in 2004 and $111,000 in 2003. The changes relate to a decrease in the provision for income taxes to which this valuation relates.

10.	RELATED PARTY TRANSACTIONS:

At December 31, 2004 and 2003, certain officers and directors and/or their affiliates were indebted to the bank in the aggregate amounts of $21,477,000 and $25,147,000. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. During 2004, $79,303,000 of new loans were made and repayments totaled $82,973,000. The bank was also committed under standby letters of credit as described in Note 11.

Deposits from certain officers and directors and/or their affiliates held by the bank at December 31, 2004 and 2003 amounted to $62,352,000 and $51,171,000.

11.	COMMITMENTS:

(a) Leases:

At December 31, 2004, the company was obligated under certain noncancelable operating leases with initial or remaining terms of one year or more. Minimum future obligations under noncancelable operating leases in effect at December 31, 2004 are as follows (in thousands):

	FACILITIES	EQUIPMENT
2005	$ 413	$102
2006	258	79
2007	247	66
2008	174	28
2009 and thereafter	197	4
Total	$1,289	$279

Total rental expense under operating leases amounted to $540,000 in 2004, $490,000 in 2003, and $492,000 in 2002.

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

Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

	2004	2003
Commitments to extend credit	$131,320	$103,987
Standby letters of credit	39,812	35,668

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

Outstanding commitments to extend credit and standby letters of credit issued to or on behalf of related parties amounted to $11,833,000 and $10,824,000 and $2,076,000 and $362,000 at December 31, 2004 and 2003, respectively.

(c) Concentration of Credit Risk:

Cash Concentrations: The bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds sold of $1,700,000 and $0; and due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $500,000 and $944,000 as of December 31, 2004 and 2003, respectively.

Loan Concentrations: At December 31, 2004, 43% of the bank’s commercial loan portfolio was concentrated in loans in the following eight industries. Substantially all of these loans are secured by first mortgages on commercial properties. Floor plan loans to automobile dealers are secured by a first lien security interest in the vehicle inventories of the dealer.

	In thousands	%
Shopping Centers/Complexes	$36,419	7.3%
Hotels	33,510	6.7
Restaurants	29,827	6.0
Land Subdivision	27,874	5.6
Automobile Dealers	24,818	5.0
Office Complexes/Units	21,292	4.3
General Government	20,797	4.1
Gas Stations	20,137	4.0

(d) Other:

The company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the company.

12.	STOCK OPTION PLANS:

On August 30, 2000, the Corporation’s board of directors adopted an Employee Stock Incentive Plan in which options may be granted to key officers and other employees of the Corporation. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 800,000 shares. Options and rights granted under the plan may be exercised six months after the date the options are awarded and expire ten years after the award date.

The board of directors also adopted on August 30, 2000, the Independent Directors Stock Option Plan for members of the corporation’s board of directors who are not officers or employees of the corporation or its subsidiaries. The aggregate number of shares issuable under the plan cannot exceed 400,000 shares and are exercisable six months from the date the awards are granted for a period of three years.

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

Prior to 2003, the Company measured stock compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost was recognized for stock option awards granted in 2002. The following table illustrates the effect on net income (in thousands) and earnings per share if the fair value based method had been applied to awards made in 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123.

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$9,263	$8,637	$8,025

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	120	120	0

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120)	(120)	(149)

Pro forma net income	$9,263	$8,637	$7,876

Basic Earnings per share: As reported Pro forma	$0.86 $0.86	$0.82 $0.82	$0.78 $0.76

Diluted Earnings per share: As reported Pro forma	$0.83 $0.83	$0.79 $0.79	$0.75 $0.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	1.53%	2.18%	2.93%
Expected life	10 years	10 years	5.98 years
Expected volatility	25.6%	21.8%	20.0%
Risk-free interest rate	4.43%	.96%	1.70%

A summary of the status of the company’s stock option plans is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	458,000	$ 8.889	517,600	$ 7.903	359,600	$7.791
Granted	21,700	22.980	70,000	13.760	206,000	7.993
Exercised	(119,500)	8.126	(129,600)	7.580	(44,000)	7.365
Forfeited	0	0	0	0	(4,000)	8.388
Outstanding at the end of the year	360,200	$9.992	458,000	$8.889	517,600	$7.903
Options exercisable at year end	338,500	$9.159	388,000	$8.011	311,600	$7.844
Weighted average fair value of options granted during the year		$8.42		$2.60		$1.09

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.9925-$7.9925	56,000	0.7 years	$ 7.9925	56,000	$ 7.9925
$7.1375-$22.9800	304,200	7.6 years	10.3600	282,500	9.3900
	360,200			338,500

13.	REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the bank as “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well Capitalized” the bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

(in thousands)

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$81,793	11.22%	>$58,294	>8.0%	>$72,868	>10.0%
Tier I Capital (to Risk Weighted Assets)	$74,693	10.25%	>$29,147	>4.0%	>$43,721	>6.0%
Tier I Capital (to Average Assets)	$74,693	8.69%	>$34,369	>4.0%	>$42,961	>5.0%
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$72,681	11.47%	>$50,701	>8.0%	>$63,376	>10.0%
Tier I Capital (to Risk Weighted Assets)	$66,103	10.43%	>$25,350	>4.0%	>$38,026	>6.0%
Tier I Capital (to Average Assets)	$66,103	8.52%	>$31,037	>4.0%	>$38,797	>5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the bank's regulatory agency. Retained earnings against which dividends may be paid without prior approval of the federal banking regulators amounted to $19,826,000 at December 31, 2004, subject to the minimum capital ratio requirements noted above.

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

The estimated fair values of the bank's financial instruments (in thousands) are as follows:

	December 31, 2004
	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and short term investments	$ 15,353	$ 15,353
Interest-bearing balances with financial institutions	1,980	1,975
Securities	231,831	231,887
Gross Loans	632,892	632,989

FINANCIAL LIABILITIES
Deposits	$671,713	$672,030
Borrowed funds	154,067	156,541

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of credit	$0	$322

	December 31, 2003
	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and short term investments	$ 23,290	$ 23,290
Interest-bearing balances with financial institutions	2,673	2,672
Securities	211,353	211,380
Gross Loans	558,775	565,310

FINANCIAL LIABILITIES
Deposits	$602,069	$603,976
Borrowed funds	140,421	148,910

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of credit	$0	$280

15.	CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

Condensed parent company only financial information is as follows (in thousands):

Condensed Balance Sheet December 31,	2004	2003
Assets:
Cash	$ 381	$ 243
Investment in Subsidiary (equity method)	75,342	68,495
Total Assets	$75,723	$68,738
Liabilities and Stockholders’ Equity:
Stockholders’ equity	$75,723	$68,738

Condensed Statement of Income for the years ending December 31, 2004, 2003 and 2002	2004	2003	2002
Income:
Dividends from Subsidiary	$1,025	$ 800	$1,125
Equity in Undistributed Income of Subsidiary	8,270	7,861	6,926
Total Income	$9,295	$8,661	$8,051
Expenses	32	24	26
Net Income	$9,263	$8,637	$8,025

Condensed Statement of Cash Flows for the years ending December 31, 2004, 2003 and 2002	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$9,263	$8,637	$8,025
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(8,270)	(7,861)	(6,926)
Decrease in other assets	0	5	31
Net Cash Provided by Operating Activities	$ 993	$ 781	$1,130
Cash Flows from Financing Activities:
Cash dividends	$(3,885)	$(3,267)	$(2,832)
Proceeds from issuance of common stock net of stock issuance costs	3,030	2,547	1,562
Net Cash Used in Financing Activities	$(855)	$(720)	$(1,270)
Increase (decrease) in Cash	$ 138	$ 61	$ (140)
Cash at Beginning of Year	243	182	322
Cash at End of Year	$ 381	$ 243	$ 182

Non-cash investing and financing activities:

In 1999, the company adopted a dividend reinvestment plan. Shares of stock issued in 2004, 2003 and 2002 were 115,772 shares, 118,718 shares and 156,164 shares, respectively, in lieu of paying cash dividends of $2,060,000 in 2004, $1,565,000 in 2003 and $1,238,000 in 2002.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

In thousands, except per share amounts

	Quarter Ending
	March 31,	June 30,	September 30,	December 31,
2004
Interest income	$10,019	$10,156	$10,685	$11,369
Interest expense	4,049	4,109	4,265	4,537
Net interest income	5,970	6,047	6,420	6,832
Provision for credit losses	225	225	225	725
Other income	1,359	1,401	1,044	985
Other expenses	4,178	4,152	4,307	4,762
Provision for income taxes	595	679	628	94
Net income	$ 2,331	$ 2,392	$ 2,304	$ 2,236
Earnings per share:
Basic	$0.22	$0.22	$0.21	$0.21
Diluted	$0.21	$0.22	$0.21	$0.19

2003
Interest income	$10,191	$10,163	$10,150	$10,201
Interest expense	4,608	4,466	4,213	4,123
Net interest income	5,583	5,697	5,937	6,078
Provision for credit losses	325	325	225	325
Other income	1,188	1,217	840	939
Other expenses	3,625	3,665	3,918	4,275
Provision for income taxes	586	618	515	440
Net income	$ 2,235	$ 2,306	$ 2,119	$ 1,977
Earnings per share:
Basic	$0.22	$0.22	$0.20	$0.18
Diluted	$0.21	$0.21	$0.20	$0.17

Exhibit E – Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First National Community Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of First National Community Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of First National Community Bancorp, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Demetrius & Company, L.L.C.

Wayne, New Jersey

January 21, 2005