Form 10-K/A
period 2004-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2005-03-30
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY STATEMENT:

This amendment to First National Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31,2004, is being filed to include the appropriate Report of Independent Registered Public Accounting Firm in Item 9A - Controls and Procedures and in Exhibit E - Report of Independent Registered Public Accounting Firm. No revisions have been made to the financial statements or any other disclosures contained in the Annual Report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First National Community Bancorp, Inc.

We have audited management³s assessment, included in the accompanying Management³s Report on Internal Control over Financial Reporting, that First National Community Bancorp, Inc. maintained effective internal control over financial reporting as of December31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Community Bancorp, Inc.³s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management³s assessment and an opinion on the effectiveness of the company³s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management³s assessment, testing and evaluating the design and operating effectiveness of internal control,. and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company³s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company³s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management³s assessment that First National Community Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control–lntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First National Community Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders³ equity and comprehensive income, and cash flows of First National Community Bancorp, Inc., and our report dated January 21, 2005 expressed an unqualified opinion.

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

DATE: March 30, 2005

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael G. Cestone	March 30, 2005	/s/ Louis A. DeNaples	March 30, 2005

Michael G. Cestone	Date	Louis A. DeNaples	Date

		/s/ Joseph J. Gentile	March 30, 2005

Michael J. Cestone, Jr.	Date	Joseph J. Gentile	Date

/s/ Joseph Coccia	March 30, 2005	/s/ Joseph O. Haggerty	March 30, 2005

Joseph Coccia	Date	Joseph O. Haggerty	Date

/s/ William P. Conaboy	March 30, 2005	/s/ J. David Lombardi	March 30, 2005

William P. Conaboy	Date	J. David Lombardi	Date

/s/ Michael T. Conahan	March 30, 2005	/s/ John P. Moses	March 30, 2005

Michael T. Conahan	Date	John P. Moses	Date

/s/ Dominick L. DeNaples	March 30, 2005

Dominick L. DeNaples	Date	John R. Thomas	Date

Exhibit A – Balance Sheet

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share data)	2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,653	$23,290
Federal funds sold	1,700	0
Total cash and cash equivalents	15,353	23,290
Interest-bearing balances with financial institutions	1,980	2,673
Securities:
Available-for-sale, at fair value	222,282	201,204
Held-to-maturity, at cost (fair value $1,542 and $1,442)	1,486	1,415
Federal Reserve Bank and FHLB stock, at cost	8,063	8,734
Net loans	625,792	552,197
Bank premises and equipment	10,054	8,758
Accrued interest receivable	3,984	3,458
Other assets	18,497	14,574
TOTAL ASSETS	$907,491	$816,303

LIABILITIES
Deposits:
Demand	$58,658	$73,918
Interest-bearing demand	217,669	138,021
Savings	86,993	88,496
Time ($100,000 and over)	94,325	91,375
Other time	214,068	210,259
Total deposits	671,713	602,069
Borrowed funds	154,067	140,421
Accrued interest payable	1,534	2,031
Other liabilities	4,454	3,044
Total liabilities	$831,768	$747,565

STOCKHOLDERS' EQUITY
Common Stock ($1.25 par)
Authorized: 20,000,000 shares Issued and outstanding: 10,898,942 shares in 2004 and 10,663,670 shares in 2003	$13,624	$13,330
Additional paid-in capital	18,671	15,638
Retained earnings	42,398	37,135
Accumulated other comprehensive income	1,030	2,635
Total stockholders' equity	75,723	68,738
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$907,491	$816,303

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