Form 10-Q
period 2005-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2005-05-09
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

           (570) 346-7667

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value

(Title of Class)

10,982,060 shares

(Outstanding at April 27, 2005)

FIRST NATIONAL COMMUNITY BANCORP, INC.
INDEX
Page No.

Part I - Financial Statements

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition
	March 31, 2005 (unaudited) and December 31, 2004	1
	Consolidated Statements of Income
	Three Months Ended March 31, 2005 (unaudited)
	and March 31, 2004 (unaudited)	2
	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2005 (unaudited)
	and March 31, 2004 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity
	Three Months Ended March 31, 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations		8-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

Part II - Other Information:	21

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6.	Exhibits

Signatures	22

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

March 31,	Dec. 31,
2005	2004
(UNAUDITED)	(AUDITED)

ASSETS

Cash and cash equivalents:

Cash and due from banks	$15,155	$13,653
Federal funds sold	1,775	1,700
Total cash and cash equivalents	16,930	15,353
Interest-bearing balances with financial institutions	1,980	1,980

Securities:

Available-for-sale, at fair value	219,069	222,282
Held-to-maturity, at cost
(fair value $1,523 on March 31, 2005 and
$1,542 on December 31, 2004)	1,505	1,486
Federal Reserve Bank and FHLB stock, at cost	7,951	8,063
Net loans	631,189	625,792
Bank premises and equipment	10,024	10,054
Other assets	24,083	22,481
Total Assets	$912,731	$907,491

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Deposits:

Demand – non-interest bearing	$ 68,172	$ 58,658
Interest bearing demand	209,302	217,669
Savings	77,357	86,993
Time ($100,000 and over)	106,918	94,325
Other time	215,702	214,068
Total deposits	677,451	671,713
Borrowed funds	152,187	154,067
Other liabilities	6,599	5,988
Total Liabilities	$836,237	$831,768

Shareholders' equity:

Common Stock, $1.25 par value,

Authorized: 20,000,000 shares
Issued and outstanding:
10,975,843 shares at March 31, 2005 and
10,898,942 shares at December 31, 2004	$13,720	$13,624
Additional Paid-in Capital	19,627	18,671
Retained Earnings	44,019	42,398
Accumulated Other Comprehensive Income (Loss)	(872)	1,030
Total shareholders' equity	$ 76,494	$ 75,723
Total Liabilities and Shareholders’ Equity	$912,731	$907,491

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

Three Months Ended
March 31,	March 31,
2005	2004

Interest Income:

Loans	$ 9,289	$ 7,630
Balances with banks	13	10
Investments	2,454	2,369
Federal Funds Sold	7	10
Total interest income	11,763	10,019

Interest Expense:

Deposits	3,001	2,469
Borrowed Funds	1,724	1,580
Total interest expense	4,725	4,049

Net Interest Income

before Loan Loss Provision	7,038	5,970
Provision for credit losses	240	225
Net interest income	6,798	5,745

Other Income:

Service charges	503	396
Other Income	392	321
Gain on sale of:
Loans	89	296
Securities	52	320
Other Real Estate	0	26
Total other income	1,036	1,359

Other expenses:

Salaries & benefits	2,257	2,106
Occupancy & equipment	768	714
Advertising expense	165	150
Data processing expense	357	313
Bank Shares Tax	143	122
Other	833	773
Total other expenses	4,523	4,178
Income before income taxes	3,311	2,926
Income tax expense	705	595
NET INCOME	$ 2,606	$2,331
Basic earnings per share	$0.24	$0.22
Diluted earnings per share	$0.23	$0.21

Weighted average number of

basic shares	10,932,594	10,689,612

Weighted average number of

diluted shares	11,262,807	11,124,932

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

March 31,	March 31,
2005	2004
(Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:

Cash Flows From Operating Activities:

Interest Received	$ 11,909	$ 10,216
Fees & Commissions Received	894	716
Interest Paid	(4,572)	(4,001)
Income Taxes Paid	(425)	(239)
Cash Paid to Suppliers & Employees	(4,542)	(3,953)
Net Cash Provided by Operating Activities	$3,264	$2,739

Cash Flows from Investing Activities:

Securities available for sale:
Proceeds from Sales prior to maturity	2,626	10,397
Proceeds from Calls prior to maturity	4,691	13,503
Proceeds from Maturities	5,000	0
Purchases	(12,090)	(38,373)
Net (Increase)/Decrease in Interest-Bearing Bank Balances	0	693
Net Decrease (Increase) in Loans to Customers	(5,548)	(637)
Capital Expenditures	(291)	(367)
Net Cash Used by Investing Activities	$ (5,612)	$(14,784)

Cash Flows from Financing Activities:

Net Increase (Decrease) in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$ (8,489)	$(13,287)
Net Increase/(Decrease) in Certificates of Deposit	14,227	18,957
Net Increase (Decrease) in Borrowed Funds	(1,880)	3,084
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	604	427
Net Proceeds from Issuance of Common Stock –
Stock Option Plans	448	366
Dividends Paid	(985)	(856)
Net Cash Provided by Financing Activities	$3,925	$ 8,691
Net Increase/(Decrease) in Cash and Cash Equivalents	$1,577	$ (3,354)
Cash & Cash Equivalents at Beginning of Year	$ 15,353	$ 23,290
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 16,930	$ 19,936

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

2005	2004
(Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES:

Net Income	$ 2,606	$ 2,331

Adjustments to Reconcile Net Income to

Net Cash Provided by Operating Activities:

Amortization (Accretion), Net	250	160
Depreciation	321	283
Stock Based Compensation – Stock Option Plans	0	45
Provision for Probable Credit Losses	240	225
Provision for Deferred Taxes	(58)	(64)
Gain on Sale of Loans	(89)	(296)
Gain on Sale of Investment Securities	(52)	(320)
Gain on Sale of Other Real Estate	0	(26)
Increase in Taxes Payable	164	34
Decrease (Increase) in Interest Receivable	(104)	37
Decrease in Interest Payable	153	48
Increase in Prepaid Expenses and Other Assets	(460)	(273)
Increase in Accrued Expenses and Other Liabilities	293	555
Total Adjustments	$ 658	$ 408

NET CASH PROVIDED BY OPERATING

ACTIVITIES	$ 3,264	$ 2,739

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2005
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2004		10,898,942	$13,624	$18,671	$42,398	$1,030	$75,723
Comprehensive Income:
Net income for the period	2,606				2,606		2,606
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $980	(1,954)
Reclassification adjustment	52
Total other comprehensive income, net of tax	(1,902)					(1,902)	(1,902)
Comprehensive Income	704
Issuance of Common Stock – Stock Option Plans		56,283	70	378			448
Issuance of Common Stock through Dividend Reinvestment		20,618	26	578			604
Cash dividends paid, $0.09 per share					(985)		(985)
BALANCES, MARCH 31, 2005		10,975,843	$13,720	$19,627	$44,019	$(872)	$76,494

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 2004.

(2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 10,932,594 and 10,689,612 for the periods ending March 31, 2005 and 2004, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 11,262,807 and 11,124,932 for the periods ending March 31, 2005 and 2004, respectively.

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

(6)

There were no stock option awards granted during the first quarters of 2005 or 2004.

A summary of the status of the Corporation’s stock option plans is presented below:

	Three months ended March 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	360,200	$ 9.99	458,000	$ 8.89
Granted	0		0
Exercised	(56,283)	7.95	(46,000)	7.94
Forfeited	0		0
Outstanding at the end of the period	303,917	10.37	412,000	9.00

Options exercisable at March 31,	282,217	9.40	342,000	8.02
Weighted average fair value of options granted during the period		---		---

Information pertaining to options outstanding at March 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.9925-$7.9925	22,217	0.4 years	$ 7.99	22,217	$ 7.99
$7.1375-$22.980	281,700	7.4 years	10.55	260,000	9.52
	303,917			282,217

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended March 31, 2005 and 2004. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of March 31, 2005, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At March 31, 2005, the company had 230 full-time equivalent employees.

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

Summary:

Net income for the three months ended March 31, 2005 amounted to $2,606,000, an increase of $275,000 or 12% compared to the same period of the previous year. This increase can be attributed to the $1,053,000 improvement in net interest income. Other income decreased $323,000 due to a reduced level of asset sales. Other expenses increased $345,000, or 8%, over the same period of last year due primarily to an increase in Salaries & Benefits of $151,000.

RESULTS OF OPERATIONS

Net Interest Income:

The Company’s primary source of revenue is net interest income which totaled $7,038,000 and $5,970,000 (before the provision for credit losses) during the first three months of 2005 and 2004, respectively. The year to date net interest margin (tax equivalent) increased sixteen basis points to 3.48% in 2005 compared to 2004 comprised of a twenty-eight basis point increase in the yield earned on earning assets and a seven basis point increase in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2005 margin would be 3.65% which is twenty-one basis points higher than the 3.44% recorded during the first three months of last year.

Earning assets increased $5 million to $872 million during the first three months of 2005 and total 95.5% of total assets, equivalent to the year-end level.

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

Three-months ended March 31,
2005
Average		Yield/
Balance	Interest	Cost
(Dollars in thousands)

Assets:

Interest-earning assets:

Loans (taxable)	$604,316	$ 8,945	5.93%
Loans (tax-free) (1)	30,121	344	6.92
Investment securities (taxable)	174,579	1,789	4.10
Investment securities (tax-free)(1)	54,017	665	7.46
Time deposits with banks and
federal funds sold	3,234	20	2.55
Total interest-earning assets	866,267	11,763	5.68%
Non-interest earning assets	45,155
Total Assets	$911,422

Liabilities and Shareholders' Equity:

Interest-bearing liabilities:
Deposits	$608,181	$ 3,001	2.00%
Borrowed funds	157,250	1,724	4.39
Total interest-bearing liabilities	765,431	4,725	2.49%
Other liabilities and shareholders' equity	145,991
Total Liabilities and Shareholders' Equity	$911,422

Net interest income/rate spread	$ 7,038	3.19%

Net yield on average interest-

earning assets	3.48%

Interest-earning assets as a

percentage of interest-

bearing liabilities	113%

(1)        Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

Three Months ended March 31,
2004
Average		Yield/
Balance	Interest	Cost
(Dollars in thousands)

Assets:

Interest-earning assets:

Loans (taxable)	$555,450	$ 7,356	5.46%
Loans (tax-free) (1)	22,612	274	7.27
Investment securities (taxable)	154,719	1,652	4.27
Investment securities (tax-free) (1)	56,363	717	7.71
Time deposits with banks and
federal funds sold	6,336	20	1.25
Total interest-earning assets	775,480	10,019	5.40%
Non-interest earning assets	42,851
Total Assets	$818,331

Liabilities and Shareholders' Equity:

Interest-bearing liabilities:

Deposits	$526,306	$ 2,469	1.89%
Borrowed funds	141,436	1,580	4.42
Total interest-bearing liabilities	667,742	4,049	2.42%
Other liabilities and shareholders' equity	150,589
Total Liabilities and Shareholders' Equity	$818,331

Net interest income/rate spread	$ 5,970	2.98%

Net yield on average interest-

earning assets	3.32%

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

Period Ended March 31,
	(Dollars in thousands)
	2005 vs 2004
Increase (Decrease)
	Due to
Rate	Volume		Total
Loans (taxable)	$704	$ 886	$1,590
Loans (tax-free)	(17)	86	69
Investment securities (taxable)	(75)	212	137
Investment securities (tax-free)	(22)	(30)	(52)
Time deposits with banks and federal funds sold	7	(6)	1
Total interest income	$597	$1,148	$1,745

Deposits	$147	$384	$531
Borrowed funds	(32)	177	145
Total interest expense	$115	$561	$676
Net change in net interest income	$482	$587	$1,069

Period Ended March 31,
	(Dollars in thousands)
	2004 vs 2003
	Increase (Decrease)
	Due to
Rate		Volume	Total
Loans (taxable)	$(1,072)	$1,100	$28
Loans (tax-free)	(8)	52	44
Investment securities (taxable)	(230)	2	(228)
Investment securities (tax-free)	(16)	19	3
Time deposits with banks and federal funds sold	(9)	(9)	(18)
Total interest income	$(1,335)	$1,164	$(171)

Deposits	$(625)	$21	$(604)
Borrowed funds	(196)	242	46
Total interest expense	$(821)	$263	$(558)
Net change in net interest income	$(514)	$901	$ 387

(12)

Other Income and Expenses:

Other income in the first three months of 2005 decreased $323,000 in comparison to the same period of 2004. Service charges and fees increased $178,000, or 25%, over the prior period. Income from service charges increased $107,000, or 27%, in comparison to the same period of last year while other fee income increased $71,000, or 22%. A larger deposit base and new fee based services contributed to the increase. Net gains from the sale of assets decreased $501,000 from last year.

Other expenses increased $345,000 or 8% for the period ended March 31, 2005 compared to the same period of the previous year. Salaries and Benefits costs added $151,000, or 7% in comparison to the first three months of 2004. Occupancy and equipment costs rose 8%, advertising costs rose 10%, data processing costs rose 14%, bank shares tax expense rose 17% and other operating expenses increased $60,000, or 8%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2005	2004
Provision at statutory rate	$1,128	$ 997

Add (Deduct):

Tax effect of non-taxable interest income	(361)	(356)
Non-deductible interest expense	36	27
Tax benefit from stock options exercised	(89)	0
Deferred tax benefits	(15)	(79)
Other items, net	6	6
Income tax expense	$ 705	$ 595

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows:

March 31, 2005	December 31, 2004
Carrying	Fair	Carrying	Fair
Amount	Value	Amount	Value
(Dollars in thousands)

U.S. Treasury securities and

obligations of U.S.

government agencies	$26,405	$26,405	$ 31,770	$ 31,770

Obligations of state &

political subdivisions	58,213	58,231	55,955	56,011
Mortgage-backed securities	116,033	116,033	117,050	117,050
Corporate debt securities	18,923	18,923	18,983	18,983
Equity securities and mutual funds	1,000	1,000	10	10
Total	$220,574	$220,592	$223,768	$223,824

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2005 of the Company’s Investment Securities classified as available-for-sale:

March 31, 2005
	Gross	Gross
	Unrealized	Unrealized
Amortized	Holding	Holding	Fair
Cost	Gains	Losses	Value
(Dollars in thousands)

U.S. Treasury securities and

obligations of U.S.

government agencies:	$26,884	$0	$479	$26,405

Obligations of state and

political subdivisions:	54,559	2,359	210	56,708
Mortgage-backed securities:	118,802	66	2,835	116,033
Corporate debt securities:	19,134	98	309	18,923
Equity securities and mutual funds:	1,010	0	10	1,000
Total	$220,389	$2,523	$3,843	$219,069

(14)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2005 of the Company’s Investment Securities classified as held-to-maturity:

March 31, 2005
	Gross	Gross
	Unrealized	Unrealized
Amortized	Holding	Holding	Fair
Cost	Gains	Losses	Value
(Dollars in thousands)

Obligations of state and

political subdivisions:	$ 1,504	$ 19	$0	$ 1,523
Total	$ 1,504	$ 19	$0	$ 1,523

The following table shows the amortized cost and approximate fair value of the company’s debt securities at March 31, 2005 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available- for sale			Held-to-maturity
Amortized	Fair	Amortized	Fair
Cost	Value	Cost	Value
(Dollars in Thousands)		(Dollars in Thousands)

Amounts maturing in:

One year or less	$0	$0	$0	$0

After one year through

five years	7,462	7,299	0	0

After five years through

ten years	23,566	23,414	0	0
After ten years	69,549	71,323	1,504	1,523
Mortgage-backed securities	118,802	116,033	0	0
Total	$219,379	$218,069	$1,504	$1,523

Gross proceeds from the sale of investment securities for the periods ended March 31, 2005 and 2004 were $2,625,593 and $10,397,201 respectively with the gross realized gains being $57,838 and $322,653 respectively, and gross realized losses being $5,413 and $2,567, respectively.

At March 31, 2005 and 2004, investment securities with a carrying amount of $142,298,403 and $61,565,140 respectively, were pledged as collateral to secure public deposits and for other purposes.

(15)

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

     March 31, 2005                        December 31, 2004

Amount	%	Amount	%
(Dollars in thousands)

Real estate loans, secured by residential

properties	$ 98,679	15.5	$ 93,888	14.8

Real estate loans, secured by nonfarm,

nonresidential properties	312,786	49.0	308,904	48.8
Commercial & industrial loans	128,381	20.1	130,937	20.7

Loans to individuals for household,

family and other personal expenditures	68,371	10.7	69,027	10.9
Loans to state and political subdivisions	30,157	4.7	29,774	4.7
All other loans, including overdrafts	126	0.0	362	0.1
Total Gross Loans	$ 638,500	100.0	$ 632,892	100.0
Less: Allow. for Credit Losses	(7,311)		(7,100)
Net Loans	$ 631,189	$ 625,792

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs:

Three months	Year to date
Ended	Ended
March 31,	Dec. 31,
2005	2004
(Dollars in thousands)

Balance, January 1	$ 7,100	$ 6,578
Recoveries Credited	73	250
Losses Charged	(102)	(1,128)
Provision for Credit Losses	240	1,400
Balance at End of Period	$ 7,311	$ 7,100

(16)

The following table presents information about the company’s non-performing assets for the periods indicated:

March 31, 2005	Dec 31, 2004
(Dollars in thousands)

Nonaccrual loans

Impaired	$0	$0
Other	292	303

Loans past due 90 days or more

and still accruing	640	539
Total non-performing loans	932	842
Other Real Estate Owned	0	0
Total non-performing assets	$932	$842

March 31, 2005	Dec 31, 2004

Non-performing loans as a

percentage of gross loans	0.1%	0.1%

Non-performing assets as a

percentage of total assets	0.1%	0.1%

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

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $80,000 was credited to the allowance during the first three months of 2005. A monthly provision of $75,000 was credited to the allowance during the first three months of 2004. The ratio of the loan loss reserve to total loans at March 31, 2005 and 2004 was 1.15% and 1.21%, respectively.

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

The short-term liquidity position of the company is strong as evidenced by $16,930,000 in cash and cash equivalents and $1,980,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $24 million or 10% of the portfolio maturing expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity increased $771,000 or 1% during the first three months of 2005 comprised of an increase in retained earnings in the amount of $1,621,000 after paying cash dividends, $1,052,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $1,902,000 decrease in other comprehensive income. During the same period of 2004, total stockholders' equity increased $3,195,000, or 5%, comprised of an increase in retained earnings of $1,475,000, after paying cash dividends and $793,000 from stock issued through Dividend Reinvestment and a $927,000 increase in other comprehensive income. The total dividend payout during the first three months of 2005 and 2004 represents $.09 per share and $.08 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $2,673,000 and $2,268,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2005, First National Community Bank met all capital requirements with a leverage ratio of 8.42% and core capital and total risk-based capital ratios of 10.44% and 11.43%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first three months of 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2004.

(19)

ITEM 4. – CONTROLS AND PROCEDURES

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

As of March 31, 2005, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of March 31, 2005.

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are, reasonably likely to materially affect, the company’s internal controls over financial reporting.

(20)

Part II Other Information

Item 1 - Legal Proceeding

The Bank is not involved in any material pending legal proceedings,

other than routine litigation incidental to the business.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	May 9, 2005	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	May 9, 2005	/s/ William Lance
William Lance, Treasurer/
Principal Financial Officer

(22)