Form 10-Q
period 2005-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2005-08-05
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

Common Stock, $1.25 par value

(Title of Class)

11,012,883 shares

(Outstanding at July 20, 2005)

FIRST NATIONAL COMMUNITY BANCORP, INC.
INDEX
Page No.

Part I - Financial Statements

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition
	June 30, 2005 (unaudited) and December 31, 2004	1
	Consolidated Statements of Income
	Three Months Ended June 30, 2005 and 2004 (unaudited)
	Six Months Ended June 30, 2005 and 2004 (unaudited)	2
	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2005 and 2004 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity
	Six Months Ended June 30, 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

Part II - Other Information:	21-22

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures	23

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

June 30,	Dec. 31,
2005	2004
(UNAUDITED)	(AUDITED)

ASSETS

Cash and cash equivalents:

Cash and due from banks	$21,911	$13,653
Federal funds sold	0	1,700
Total cash and cash equivalents	21,911	15,353
Interest-bearing balances with financial institutions	1,980	1,980

Securities:

Available-for-sale, at fair value	221,038	222,282
Held-to-maturity, at cost
(fair value $1,652 on June 30, 2005 and
$1,542 on December 31, 2004)	1,523	1,486
Federal Reserve Bank and FHLB stock, at cost	7,871	8,063
Net loans	668,639	625,792
Bank premises and equipment	9,971	10,054
Other assets	22,401	22,481
Total Assets	$955,334	$907,491

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Deposits:

Demand – non-interest bearing	$ 70,367	$ 58,658
Interest bearing demand	188,343	217,669
Savings	85,064	86,993
Time ($100,000 and over)	138,037	94,325
Other time	213,025	214,068
Total deposits	694,836	671,713
Borrowed funds	171,730	154,067
Other liabilities	7,461	5,988
Total Liabilities	$874,027	$831,768

Shareholders' equity:

Common Stock, $1.25 par value,

Authorized: 50,000,000 shares at June 30, 2005
and 20,000,000 shares at December 31, 2004
Issued and outstanding:
11,012,883 shares at June 30, 2005 and
10,898,942 shares at December 31, 2004	$13,766	$13,624
Additional Paid-in Capital	20,270	18,671
Retained Earnings	45,809	42,398
Accumulated Other Comprehensive Income	1,462	1,030
Total shareholders' equity	$ 81,307	$ 75,723
Total Liabilities and Shareholders’ Equity	$955,334	$907,491

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended	Six Months Ended
June 30,	June 30,	June 30,	June 30,
2005	2004	2005	2004

Interest Income:

Loans	$ 10,113	$ 7,866	$ 19,402	$ 15,496
Balances with banks	14	9	27	19
Investments	2,561	2,278	5,015	4,647
Federal Funds Sold	14	3	21	13
Total interest income	12,702	10,156	24,465	20,175

Interest Expense:

Deposits	3,465	2,455	6,466	4,924
Borrowed Funds	1,770	1,654	3,494	3,234
Total interest expense	5,235	4,109	9,960	8,158

Net Interest Income

before Loan Loss Provision	7,467	6,047	14,505	12,017
Provision for credit losses	240	225	480	450
Net interest income	7,227	5,822	14,025	11,567

Other Income:

Service charges	571	512	1,074	908
Other Income	373	313	765	634
Gain / (Loss) on sale of:
Loans	51	26	140	323
Securities	(97)	550	(45)	870
Other Real Estate	14	0	14	25
Total other income	912	1,401	1,948	2,760

Other expenses:

Salaries & benefits	2,303	2,074	4,560	4,180
Occupancy & equipment	729	699	1,497	1,413
Advertising expense	165	150	330	300
Data processing expense	352	315	709	628
Bank Shares Tax	143	122	286	243
Other	919	792	1,752	1,566
Total other expenses	4,611	4,152	9,134	8,330
Income before income taxes	3,528	3,071	6,839	5,997
Income tax expense	748	679	1,453	1,274
NET INCOME	$ 2,780	$2,392	$5,386	$ 4,723

Basic earnings per share	$0.25	$0.22	$0.49	$0.44
Diluted earnings per share	$0.25	$0.21	$0.48	$0.42

Weighted average number of

basic shares	10,989,941	10,757,714	10,961,426	10,723,664

Weighted average number of

diluted shares	11,283,773	11,156,624	11,273,348	11,140,778

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

June 30,	June 30,
2005	2004
(Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:

Cash Flows From Operating Activities:

Interest Received	$ 24,835	$ 20,763
Fees & Commissions Received	1,839	1,543
Interest Paid	(9,285)	(7,968)
Income Taxes Paid	(1,275)	(939)
Cash Paid to Suppliers & Employees	(7,929)	(7,137)
Net Cash Provided by Operating Activities	$8,185	$6,262

Cash Flows from Investing Activities:

Securities available for sale:
Proceeds from Sales prior to maturity	16,050	33,413
Proceeds from Calls prior to maturity	9,007	22,696
Proceeds from Maturities	5,000	0
Purchases	(28,500)	(53,078)
Net Decrease in Interest-Bearing Bank Balances	0	693
Purchase of bank owned life insurance	0	(2,500)
Net Increase in Loans to Customers	(43,174)	(49,997)
Capital Expenditures	(563)	(737)
Net Cash Used by Investing Activities	$(42,180)	$(49,510)

Cash Flows from Financing Activities:

Net Increase (Decrease) in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$ (19,545)	$ 5,207
Net Increase in Certificates of Deposit	42,669	12,098
Net Increase in Borrowed Funds	17,663	21,201
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	1,180	855
Net Proceeds from Issuance of Common Stock –
Stock Option Plans	561	617
Dividends Paid	(1,975)	(1,718)
Net Cash Provided by Financing Activities	$ 40,553	$ 38,260

Net Increase/(Decrease) in Cash and Cash Equivalents	$6,558	$ (4,988)
Cash & Cash Equivalents at Beginning of Year	$ 15,353	$ 23,290
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 21,911	$ 18,302

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

2005	2004
(Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES:

Net Income	$ 5,386	$ 4,723

Adjustments to Reconcile Net Income to

Net Cash Provided by Operating Activities:

Amortization (Accretion), Net	450	463
Depreciation	646	579
Stock Based Compensation – Stock Option Plans	0	90
Provision for Probable Credit Losses	480	450
Provision for Deferred Taxes	(117)	(128)
Gain on Sale of Loans	(140)	(323)
Loss (Gain) on Sale of Investment Securities	45	(870)
Gain on Sale of Other Real Estate	(14)	(25)
Increase in Taxes Payable	120	77
Decrease (Increase) in Interest Receivable	(80)	125
Decrease in Interest Payable	675	190
Decrease (Increase) in Prepaid Expenses and Other Assets	56	(8)
Increase in Accrued Expenses and Other Liabilities	678	919
Total Adjustments	$ 2,799	$ 1,539

NET CASH PROVIDED BY OPERATING

ACTIVITIES	$ 8,185	$ 6,262

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2005
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2004		10,898,942	$13,624	$18,671	$42,398	$1,030	$75,723
Comprehensive Income:
Net income for the period	5,386				5,386		5,386
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of deferred income taxes of $222	477
Reclassification adjustment	(45)
Total other comprehensive income, net of tax	432					432	432
Comprehensive Income	5,818
Issuance of Common Stock – Stock Option Plans		70,500	88	473			561
Issuance of Common Stock through Dividend Reinvestment		43,441	54	1,126			1,180
Cash dividends paid, $0.18 per share					(1,975)		(1,975)
BALANCES, JUNE 30, 2005		11,012,883	$13,766	$20,270	$45,809	$1,462	$81,307

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 2004.

(2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 10,961,426 and 10,723,664 for the periods ending June 30, 2005 and 2004, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 11,273,348 and 11,140,778 for the periods ending June 30, 2005 and 2004, respectively.

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

(6)

There were no stock option awards granted during the first half of 2005 or 2004.

A summary of the status of the Corporation’s stock option plans is presented below:

	Six months ended June 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	360,200	$ 9.99	458,000	$ 8.89
Granted	0		0
Exercised	(70,500)	7.96	(75,964)	8.12
Forfeited	0		0
Outstanding at the end of the period	289,700	10.49	382,036	9.04

Options exercisable at June 30,	289,700	10.49	382,036	9.04
Weighted average fair value of options granted during the period		---		---

Information pertaining to options outstanding at June 30, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.9925-$7.9925	8,000	0.2 years	$ 7.99	8,000	$ 7.99
$7.1375-$22.980	281,700	7.2 years	10.55	281,700	10.55
	289,700			289,700

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended June 30, 2005 and 2004. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of June 30, 2005, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At June 30, 2005, the company had 240 full-time equivalent employees.

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

Summary:

Net income for the six months ended June 30, 2005 amounted to $5,386,000, an increase of $663,000 or 14% compared to the same period of the previous year. This increase can be attributed to the $2,458,000 improvement in net interest income. Other income decreased $812,000 due to a reduced level of asset sales. Other expenses increased $804,000, or 10%, over the same period of last year due primarily to an increase in Salaries & Benefits of $380,000 and a $186,000 increase in other operating expenses.

Net income for the three months ended June 30, 2005 amounted to $2,780,000, an increase of $388,000 or 16% compared to the same period of the previous year. This increase can be attributed to the $1,405,000 improvement in net interest income. Other income decreased $489,000 due to a reduced level of asset sales. Other expenses increased $459,000, or 11%, over the same period of last year due primarily to an increase in Salaries & Benefits of $229,000 and a $127,000 increase in other operating expenses.

RESULTS OF OPERATIONS

Net Interest Income:

The Company’s primary source of revenue is net interest income which totaled $14,505,000 and $12,017,000 (before the provision for credit losses) during the first six months of 2005 and 2004, respectively. The year to date net interest margin (tax equivalent) increased twenty-six basis points to 3.53% in 2005 compared to 2004 comprised of a forty-eight basis point increase in the yield earned on earning assets and a twenty basis point increase in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2005 margin would be 3.70% which is twenty-one basis points higher than the 3.49% recorded during the first six months of last year.

Earning assets increased $40 million to $906 million during the first six months of 2005 and total 94.9% of total assets, a slight decrease from the year-end level of 95.5%.

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

Six-months ended June 30,
2005
Average		Yield/
Balance	Interest	Cost
(Dollars in thousands)

Assets:

Interest-earning assets:

Loans (taxable)	$609,833	$18,703	6.10%
Loans (tax-free) (1)	32,048	699	6.92
Investment securities (taxable)	175,718	3,647	4.15
Investment securities (tax-free)(1)	55,696	1,368	7.44
Time deposits with banks and
federal funds sold	3,498	48	2.73
Total interest-earning assets	876,793	24,465	5.81%
Non-interest earning assets	44,599
Total Assets	$921,392

Liabilities and Shareholders' Equity:

Interest-bearing liabilities:
Deposits	$614,860	$ 6,466	2.12%
Borrowed funds	156,885	3,494	4.43
Total interest-bearing liabilities	771,745	9,960	2.59%
Other liabilities and shareholders' equity	149,647
Total Liabilities and Shareholders' Equity	$921,392

Net interest income/rate spread	$14,505	3.22%

Net yield on average interest-

earning assets	3.53%

Interest-earning assets as a

percentage of interest-

bearing liabilities	114%

(1)        Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

Six Months ended June 30,
2004
Average		Yield/
Balance	Interest	Cost
(Dollars in thousands)

Assets:

Interest-earning assets:

Loans (taxable)	$544,400	$14,889	5.43%
Loans (tax-free) (1)	25,814	607	7.05
Investment securities (taxable)	162,463	3,302	4.06
Investment securities (tax-free) (1)	52,457	1,345	7.77
Time deposits with banks and
federal funds sold	4,827	32	1.33
Total interest-earning assets	789,961	20,175	5.33%
Non-interest earning assets	42,222
Total Assets	$832,183

Liabilities and Shareholders' Equity:

Interest-bearing liabilities:

Deposits	$532,890	$ 4,924	1.86%
Borrowed funds	148,945	3,234	4.30
Total interest-bearing liabilities	681,835	8,158	2.39%
Other liabilities and shareholders' equity	150,348
Total Liabilities and Shareholders' Equity	$832,183

Net interest income/rate spread	$12,017	2.94%

Net yield on average interest-

earning assets	3.27%

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

Period Ended June 30,
	(Dollars in thousands)
	2005 vs 2004
	Increase (Decrease)
	Due to
Rate		Volume	Total
Loans (taxable)	$ 2,008	$ 1,806	$3,814
Loans (tax-free)	(12)	104	92
Investment securities (taxable)	81	264	345
Investment securities (tax-free)	(60)	83	23
Time deposits with banks and federal funds sold	23		(7) 16
Total interest income	$ 2,040	$ 2,250	$ 4,290

Deposits	$ 1,172	$370	$ 1,542
Borrowed funds	88	172	260
Total interest expense	$ 1,260	$542	$ 1,802
Net change in net interest income	$780	$ 1,708	$ 2,488

Period Ended June 30,
	(Dollars in thousands)
	2004 vs 2003
	Increase (Decrease)
	Due to
Rate		Volume	Total
Loans (taxable)	$(3,330)	$ 3,522	$192
Loans (tax-free)	(42)	200	158
Investment securities (taxable)	(411)	26	(385)
Investment securities (tax-free)	(18)	(67)	(85)
Time deposits with banks and federal funds sold	(15)	(44)	(59)
Total interest income	$(3,816)	$ 3,637	$(179)

Deposits	$(1,137)	$53	$(1,084)
Borrowed funds	(475)	643	168
Total interest expense	$(1,612)	$696	$(916)
Net change in net interest income	$(2,204)	$ 2,941	$737

(12)

Other Income and Expenses:

Other income in the first six months of 2005 decreased $812,000 in comparison to the same period of last year. Service charges and fees increased $297,000, or 19%, over the prior period. Income from service charges increased $166,000, or 18%, in comparison to the same period of last year while other fee income increased $131,000, or 21%. A larger deposit base and new fee based services contributed to the increase. Net gains from the sale of assets decreased $1,109,000 from last year due to a reduced volume of sales and the impact of rising interest rates.

On a quarterly basis, other income for the second quarter of 2004 decreased $489,000 in comparison to the same quarter of 2004. Service charges and fees increased $119,000, or 14%, over the prior period. Income from service charges increased $59,000, or 12%, in comparison to the same period of last year while other fee income increased $60,000, or 19%. Net gains from asset sales decreased $608,000 when compared to the second quarter of 2004 due to a reduced volume of sales and the impact of rising interest rates.

Other expenses increased $804,000 or 10% for the period ended June 30, 2005 compared to the same period of the previous year. Salaries and Benefits costs added $380,000, or 9% in comparison to the first six months of 2004 due to increased staffing and merit increases. Occupancy and equipment costs rose 6%, advertising costs rose 10%, data processing costs rose 13%, bank shares tax expense rose 18% and other operating expenses increased $186,000, or 12%.

Other expenses for the second quarter of 2005 increased $459,000, or 11% in comparison to the same period of 2004. Salaries and Benefits costs increased $229,000, or 11%. Advertising costs rose 10%, data processing costs rose 12%, bank shares tax expense rose 17%, and other operating expenses increased 16%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2005	2004
Provision at statutory rate	$ 2,332	$ 2,046

Add (Deduct):

Tax effect of non-taxable interest income	(739)	(702)
Non-deductible interest expense	79	53
Tax benefit from stock options exercised	(204)	0
Deferred tax benefits	(30)	(128)
Other items, net	15	5
Income tax expense	$ 1,453	$ 1,274

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows:

June 30, 2005		December 31, 2004
Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)

U.S. Treasury securities and

obligations of U.S.

government agencies	$ 29,653	$ 29,653	$ 31,770	$ 31,770

Obligations of state &

political subdivisions	61,944	62,073	55,955	56,011
Mortgage-backed securities	109,933	109,933	117,050	117,050
Corporate debt securities	20,014	20,014	18,983	18,983
Equity securities and mutual funds	1,017	1,017	10	10
Total	$ 222,561	$ 222,690	$ 223,768	$ 223,824

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2005 of the Company’s Investment Securities classified as available-for-sale:

June 30, 2005
	Gross	Gross
	Unrealized	Unrealized
Amortized Cost	Holding Gains	Holding Losses	Fair Value
(Dollars in thousands)

U.S. Treasury securities and

obligations of U.S.

government agencies:	$ 29,783	$45	$175	$ 29,653

Obligations of state and

political subdivisions:	57,319	3,138	36	60,421
Mortgage-backed securities:	110,613	199	879	109,933
Corporate debt securities:	20,098	60	144	20,014
Equity securities and mutual funds:	1,010	7	0	1,017
Total	$218,823	$3,449	$1,234	$221,038

(14)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2005 of the Company’s Investment Securities classified as held-to-maturity:

June 30, 2005
	Gross	Gross
	Unrealized	Unrealized
Amortized Cost	Holding Gains	Holding Losses	Fair Value
(Dollars in thousands)

Obligations of state and

political subdivisions:	$1,523	$129	$ 0	$1,652
Total	$1,523	$129	$ 0	$1,652

The following table shows the amortized cost and approximate fair value of the company’s debt securities at June 30, 2005 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available- for sale			Held-to-maturity
Amortized	Fair	Amortized	Fair
Cost	Value	Cost	Value
(Dollars in Thousands)		(Dollars in Thousands)

Amounts maturing in:

One year or less	$ 0	$ 0	$0	$0

After one year through

five years	9,925	9,923	0	0

After five years through

ten years	26,629	26,767	0	0
After ten years	70,646	73,398	1,523	1,652
Mortgage-backed securities	110,613	109,933	0	0
Total	$ 217,813	$ 220,021	$ 1,523	$ 1,652

Gross proceeds from the sale of investment securities for the periods ended June 30, 2005 and 2004 were $16,050,060 and $33,412,709 respectively with the gross realized gains being $102,191 and $930,255 respectively, and gross realized losses being $146,844 and $60,503, respectively.

At June 30, 2005 and 2004, investment securities with a carrying amount of $142,105,045 and $94,623,326 respectively, were pledged as collateral to secure public deposits and for other purposes.

(15)

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

        June 30, 2005                                  December 31, 2004

Amount	%	Amount	%
(Dollars in thousands)

Real estate loans, secured by residential

properties	$101,875	15.1	$ 93,888	14.8

Real estate loans, secured by nonfarm,

nonresidential properties	341,841	50.5	308,904	48.8
Commercial & industrial loans	131,050	19.4	130,937	20.7

Loans to individuals for household,

family and other personal expenditures	69,653	10.3	69,027	10.9
Loans to state and political subdivisions	31,696	4.7	29,774	4.7
All other loans, including overdrafts	317	0.0	362	0.1
Total Gross Loans	$676,432	100.0	$632,892	100.0
Less: Allow. for Credit Losses	(7,793)		(7,100)
Net Loans	$668,639	$625,792

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs:

Six months	Year to date
Ended	Ended
June 30,	Dec. 31,
2005	2004
(Dollars in thousands)

Balance, January 1	$7,100	$6,578
Recoveries Credited	416	250
Losses Charged	(203)	(1,128)
Provision for Credit Losses	480	1,400
Balance at End of Period	$7,793	$7,100

(16)

The following table presents information about the company’s non-performing assets for the periods indicated:

June 30, 2005	Dec 31, 2004
(Dollars in thousands)

Nonaccrual loans

Impaired	$0	$0
Other	262	303

Loans past due 90 days or more

and still accruing	456	539
Total non-performing loans	718	842
Other Real Estate Owned	0	0
Total non-performing assets	$718	$842

June 30, 2005	Dec 31, 2004

Non-performing loans as a

percentage of gross loans	0.1%	0.1%

Non-performing assets as a

percentage of total assets	0.1%	0.1%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans are comprised of four credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $80,000 was credited to the allowance during the first six months of 2005. A monthly provision of $75,000 was credited to the allowance during the first six months of 2004. The ratio of the loan loss reserve to total loans at June 30, 2005 and 2004 was 1.15% and 1.11%, respectively.

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

The short-term liquidity position of the company is strong as evidenced by $21,911,000 in cash and cash equivalents and $1,980,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $36 million or 16% of the portfolio maturing expected to provide cash flow within one year through maturities, projected calls or principal reductions.

The company has historically relied on its retail deposits as a source of funds, although decreases in large commercial relationships during the first half of 2005 have resulted in a temporary reliance on time deposits over $100,000. The bank attempts to manage its liquidity position to maximize net interest income, and will therefore sell Federal funds to invest excess

(18)

cash or borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.

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

Total stockholders' equity increased $5,584,000 or 7% during the first six months of 2005 comprised of an increase in retained earnings in the amount of $3,411,000 after paying cash dividends, $1,741,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $432,000 increase in other comprehensive income. During the same period of 2004, total stockholders' equity increased $577,000, or 1%, comprised of an increase in retained earnings of $3,005,000, after paying cash dividends and $1,472,000 from stock issued through Dividend Reinvestment offset by a $3,900,000 decrease in other comprehensive income. The total dividend payout during the first six months of 2005 and 2004 represents $.18 per share and $.16 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $5,152,000 and $4,477,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2005, First National Community Bank met all capital requirements with a leverage ratio of 8.53% and core capital and total risk-based capital ratios of 10.28% and 11.29%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first six months of 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2004.

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

As of June 30, 2005, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2005.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 18, 2005 at the Company’s Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania.

The following matters were voted upon at the Annual Meeting of Shareholders:

1.	The election of four Class A Directors to serve for a three-year term.
	The following Class A directors were elected to serve until 2008:
		Votes For	Votes Against
	Michael J. Cestone, Jr.	9,489,287	124,655
	Louis A. DeNaples	9,569,490	44,451
	Joseph J. Gentile	9,539,107	74,835
	Joseph O. Haggerty	9,603,501	10,441

2.          A proposal to ratify the Audit Committee’s selection of Demetrius & Company, L.L.C., Certified Public Accountants of Wayne, New Jersey, as the auditors of the company for the year ending December 31, 2005

	Votes For	Votes Against
Auditors	9,593,649	2,493

3.          A proposal to approve and adopt a proposed amendment to Article Fifth of the company’s Articles of Incorporation to increase the company’s number of authorized shares of common stock, par value $1.25 per share, from 20,000,000 to 50,000,000 shares.

	Votes For	Votes Against
Shares of Stock	9,400,131	197,112

Item 5 - Other Information

None

(21)

Item 6 - Exhibits

Exhibit 3.1	Amendment to Article Fifth of the company’s Articles of Incorporation
Exhibit 3.2	Amendment to the company’s By-Laws
Exhibit 31.1	Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act

(22)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	August 3, 2005	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	August 3, 2005	/s/ William Lance
William Lance, Treasurer/
Principal Financial Officer

(23)