Form 10-Q
period 2005-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2005-11-01
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

Common Stock, $1.25 par value

(Title of Class)

11,049,495 shares

(Outstanding at October 17, 2005)

FIRST NATIONAL COMMUNITY BANCORP, INC.
INDEX
Page No.

Part I - Financial Statements

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition
	September 30, 2005 (unaudited) and December 31, 2004	1
	Consolidated Statements of Income
	Three Months Ended September 30, 2005 and 2004 (unaudited)
	Nine Months Ended September 30, 2005 and 2004 (unaudited)	2
	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2005 and 2004 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity
	Nine Months Ended September 30, 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

Part II - Other Information:	21

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6.	Exhibits

Signatures	22

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

Sept. 30,	Dec. 31,
2005	2004
(UNAUDITED)	(AUDITED)

ASSETS

Cash and cash equivalents:

Cash and due from banks	$17,447	$13,653
Federal funds sold	28,850	1,700
Total cash and cash equivalents	46,297	15,353
Interest-bearing balances with financial institutions	2,178	1,980

Securities:

Available-for-sale, at fair value	224,258	222,282
Held-to-maturity, at cost
(fair value $1,622 on September 30, 2005 and
$1,542 on December 31, 2004)	1,542	1,486
Federal Reserve Bank and FHLB stock, at cost	7,180	8,063
Net loans	688,273	625,792
Bank premises and equipment	9,933	10,054
Other assets	23,740	22,481
Total Assets	$1,003,401	$907,491

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Deposits:

Demand – non-interest bearing	$73,008	$ 58,658
Interest bearing demand	261,767	217,669
Savings	79,622	86,993
Time ($100,000 and over)	139,061	94,325
Other time	214,962	214,068
Total deposits	768,420	671,713
Borrowed funds	143,910	154,067
Other liabilities	8,315	5,988
Total Liabilities	$ 920,645	$831,768

Shareholders' equity:

Common Stock, $1.25 par value,

Authorized: 50,000,000 shares at September 30, 2005
and 20,000,000 shares at December 31, 2004
Issued and outstanding:
11,049,495 shares at September 30, 2005 and
10,898,942 shares at December 31, 2004	$13,812	$13,624
Additional Paid-in Capital	20,976	18,671
Retained Earnings	47,744	42,398
Accumulated Other Comprehensive Income	224	1,030
Total shareholders' equity	$ 82,756	$ 75,723
Total Liabilities and Shareholders’ Equity	$1,003,401	$907,491

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
2005	2004	2005	2004

Interest Income:

Loans	$ 11,262	$ 8,484	$ 30,664	$ 23,980
Balances with banks		20	12	47	31
Investments	2,445	2,171		7,460	6,818
Federal Funds Sold	207	18		228	31
Total interest income	13,934	10,685	38,399		30,860

Interest Expense:

Deposits	4,201	2,627	10,667	7,551
Borrowed Funds	1,725	1,638	5,219	4,872
Total interest expense	5,926	4,265	15,886	12,423

Net Interest Income

before Loan Loss Provision	8,008	6,420	22,513	18,437
Provision for credit losses	390	225	870	675
Net interest income	7,618	6,195	21,643	17,762

Other Income:

Service charges	565	510	1,639	1,418
Other Income	402	384	1,167	1,018
Gain / (Loss) on sale of:
Loans	75	143	215	466
Securities	(80)	7	(125)	877
Other Real Estate	0	0	14	25
Total other income	962	1,044	2,910	3,804

Other expenses:

Salaries & benefits	2,404	2,171	6,964	6,351
Occupancy & equipment	706	694	2,203	2,107
Advertising expense	165	150	495	450
Data processing expense	363	316	1,072	944
Other	1,081	976	3,119	2,785
Total other expenses	4,719	4,307	13,853	12,637
Income before income taxes	3,861	2,932	10,700	8,929
Income tax expense	825	628	2,278	1,902
NET INCOME	$ 3,036	$2,304	$8,422	$ 7,027

Basic earnings per share	$0.28	$0.21	$0.77	$0.65
Diluted earnings per share	$0.27	$0.21	$0.75	$0.63

Weighted average number of

basic shares	11,021,734	10,809,682	10,981,749	10,752,545

Weighted average number of

diluted shares	11,307,124	11,186,046	11,284,730	11,155,977

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

Sept. 30,	Sept. 30,
2005	2004
(Dollars in thousands)

INCREASE (DECREASE) IN CASH EQUIVALENTS:

Cash Flows From Operating Activities:

Interest Received	$ 38,788	$ 31,450
Fees & Commissions Received	2,806	2,437
Interest Paid	(14,681)	(12,211)
Income Taxes Paid	(2,250)	(1,589)
Cash Paid to Suppliers & Employees	(12,384)	(10,919)
Net Cash Provided by Operating Activities	$ 12,279	$ 9,168

Cash Flows from Investing Activities:

Securities available for sale:
Proceeds from Sales prior to maturity	19,810	58,514
Proceeds from Calls prior to maturity	16,361	26,365
Proceeds from Maturities	5,000	500
Purchases	(44,301)	(91,919)
Net (Increase)/Decrease in Interest-Bearing Bank Balances	(198)	693
Purchase of bank owned life insurance	0	(2,500)
Net Increase in Loans to Customers	(63,123)	(66,514)
Capital Expenditures	(852)	(1,120)
Net Cash Used by Investing Activities	$ (67,303)	$ (75,981)

Cash Flows from Financing Activities:

Net Increase in Demand Deposits, Money Market
Demand, NOW Accounts, and Savings Accounts	$ 51,077	$ 53,462
Net Increase in Certificates of Deposit	45,630	14,786
Net Increase/(Decrease) in Borrowed Funds	(10,156)	6,095
Net Proceeds from Issuance of Common Stock
Through Dividend Reinvestment	1,829	1,386
Net Proceeds from Issuance of Common Stock –
Stock Option Plans	664	792
Dividends Paid	(3,076)	(2,690)
Net Cash Provided by Financing Activities	$ 85,968	$ 73,831

Net Increase/(Decrease) in Cash and Cash Equivalents	$ 30,944	$7,018
Cash & Cash Equivalents at Beginning of Year	$ 15,353	$ 23,290
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 46,297	$ 30,308

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

2005	2004
(Dollars in thousands)

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES:

Net Income	$ 8,422	$ 7,027

Adjustments to Reconcile Net Income to

Net Cash Provided by Operating Activities:

Amortization (Accretion), Net	634	672
Depreciation	973	884
Stock Based Compensation – Stock Option Plans	0	135
Provision for Probable Credit Losses	870	675
Provision for Deferred Taxes	(175)	(192)
Gain on Sale of Loans	(215)	(465)
Loss (Gain) on Sale of Investment Securities	125	(877)
Gain on Sale of Other Real Estate	(14)	(25)
Increase in Taxes Payable	29	119
Increase in Interest Receivable	(244)	(82)
Increase in Interest Payable	1,204	212
Increase in Prepaid Expenses and Other Assets	(424)	(443)
Increase in Accrued Expenses and Other Liabilities	1,094	1,528
Total Adjustments	$ 3,857	$ 2,141

NET CASH PROVIDED BY OPERATING

ACTIVITIES	$ 12,279	$ 9,168

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2005
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2004		10,898,942	$13,624	$18,671	$42,398	$1,030	$75,723
Comprehensive Income:
Net income for the period	8,422				8,422		8,422
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $415	(681)
Reclassification adjustment	(125)
Total other comprehensive income, net of tax	(806)					(806)	(806)
Comprehensive Income	7,616
Issuance of Common Stock – Stock Option Plans		81,000	101	563			664
Issuance of Common Stock through Dividend Reinvestment		69,553	87	1,742			1,829
Cash dividends paid, $0.28 per share					(3,076)		(3,076)
BALANCES, SEPTEMBER 30, 2005		11,049,495	$13,812	$20,976	$47,744	$224	$82,756

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 2004.

(2)           Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 10,981,749 and 10,752,545 for the periods ending September 30, 2005 and 2004, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 11,284,730 and 11,155,977 for the periods ending September 30, 2005 and 2004, respectively.

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

(6)

There were no stock option awards granted during the first three quarters of 2005 or 2004.

A summary of the status of the Corporation’s stock option plans is presented below:

	Nine months ended September 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	360,200	$ 9.99	458,000	$ 8.89
Granted	0		0
Exercised	(81,000)	8.20	(96,500)	8.20
Forfeited	0		0
Outstanding at the end of the period	279,200	10.51	361,500	9.07

Options exercisable at September 30,	279,200	10.51	361,500	9.07
Weighted average fair value of options granted during the period		---		---

Information pertaining to options outstanding at September 30, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.1375-$22.980	279,200	6.9 years	10.51	279,200	10.51

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended September 30, 2005 and 2004. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of September 30, 2005, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At September 30, 2005, the company had 231 full-time equivalent employees.

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

Summary:

Net income for the nine months ended September 30, 2005 amounted to $8,422,000, an increase of $1,395,000 or 20% compared to the same period of the previous year. This increase can be attributed to the $3,881,000 improvement in net interest income. Other income decreased $894,000 due to a reduced level of asset sales. Other expenses increased $1,216,000, or 10%, over the same period of last year due primarily to an increase in Salaries & Benefits of $613,000 and a $334,000 increase in other operating expenses. The company’s overhead ratio improved from 1.99% to 1.97%.

Net income for the three months ended September 30, 2005 amounted to $3,036,000, an increase of $732,000 or 32% compared to the same period of the previous year. This increase can be attributed to the $1,423,000 improvement in net interest income. Other income decreased $82,000 due to a reduced level of asset sales. Other expenses increased $412,000, or 10%, over the same period of last year due primarily to an increase in Salaries & Benefits of $233,000 and a $105,000 increase in other operating expenses.

RESULTS OF OPERATIONS

Net Interest Income:

The Company’s primary source of revenue is net interest income which totaled $22,513,000 and $18,437,000 (before the provision for credit losses) during the first nine months of 2005 and 2004, respectively. The year to date net interest margin (tax equivalent) increased twenty-eight basis points to 3.56% in 2005 compared to 2004 comprised of a fifty-nine basis point increase in the yield earned on earning assets and a thirty basis point increase in the cost of interest-bearing liabilities, reflecting the impact of Federal Reserve interest rate increases during 2005. Excluding investment leveraging transactions, the 2005 margin would be 3.73% which is twenty-four basis points higher than the 3.49% recorded during the first nine months of last year.

Earning assets increased $93 million to $960 million during the first nine months of 2005 and total 95.7% of total assets, a slight increase from the year-end level of 95.5%.

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

Nine-months ended September 30,
2005
Average		Yield/
Balance	Interest	Cost
(Dollars in thousands)

Assets:

Interest-earning assets:

Loans (taxable)	$625,492	$29,608	6.26%
Loans (tax-free) (1)	30,426	1,056	6.93
Investment securities (taxable)	171,776	5,371	4.16
Investment securities (tax-free)(1)	56,774	2,089	7.43
Time deposits with banks and
federal funds sold	10,823	275	3.35
Total interest-earning assets	895,291	38,399	5.92%
Non-interest earning assets	44,636
Total Assets	$939,927

Liabilities and Shareholders' Equity:

Interest-bearing liabilities:
Deposits	$632,598	$10,667	2.25%
Borrowed funds	154,208	5,219	4.46
Total interest-bearing liabilities	786,806	15,886	2.69%
Other liabilities and shareholders' equity	153,121
Total Liabilities and Shareholders' Equity	$939,927

Net interest income/rate spread	$22,513	3.23%

Net yield on average interest-

earning assets	3.56%

Interest-earning assets as a

percentage of interest-

bearing liabilities	114%

(1)           Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

Nine Months ended September 30,
2004
Average	Yield/
Balance	Interest	Cost
(Dollars in thousands)

Assets:

Interest-earning assets:

Loans (taxable)	$557,623	$23,013	5.44%
Loans (tax-free) (1)	27,559	967	6.99
Investment securities (taxable)	161,074	4,893	4.04
Investment securities (tax-free) (1)	50,131	1,925	7.76
Time deposits with banks and
federal funds sold	5,496	62	1.49
Total interest-earning assets	801,883	30,860	5.33%
Non-interest earning assets	42,559
Total Assets	$844,442

Liabilities and Shareholders' Equity:

Interest-bearing liabilities:

Deposits	$544,255	$ 7,551	1.85%
Borrowed funds	148,361	4,872	4.31
Total interest-bearing liabilities	692,616	12,423	2.39%
Other liabilities and shareholders' equity	151,826
Total Liabilities and Shareholders' Equity	$844,442

Net interest income/rate spread	$18,437	2.95%

Net yield on average interest-

earning assets	3.28%

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

Period Ended September 30,
	(Dollars in thousands)
	2005 vs 2004
	Increase (Decrease)
	Due to
	Rate	Volume	Total
Loans (taxable)	$3,779	$2,816	$6,595
Loans (tax-free)	(7)	96	89
Investment securities (taxable)	158	321	479
Investment securities (tax-free)	(92)	255	163
Time deposits with banks and federal funds sold	49	164	213
Total interest income	$3,887	$3,652	$7,539

Deposits	$2,335	$781	$3,116
Borrowed funds	155	192	347
Total interest expense	$2,490	$973	$3,463
Net change in net interest income	$1,397	$2,679	$4,076

Period Ended September 30,
	(Dollars in thousands)
	2004 vs 2003
	Increase (Decrease)
	Due to
Rate		Volume	Total
Loans (taxable)	$(3,003)	$3,784	$781
Loans (tax-free)	(64)	347	283
Investment securities (taxable)	(355)	(89)	(444)
Investment securities (tax-free)	(27)	(188)	(215)
Time deposits with banks and federal funds sold	(11)	(38)	(49)
Total interest income	$(3,460)	$3,816	$356

Deposits	$(1,249)	$138	$(1,111)
Borrowed funds	(548)	795	247
Total interest expense	$(1,797)	$933	$ (864)
Net change in net interest income	$(1,663)	$2,883	$ 1,220

(12)

Other Income and Expenses:

Other income in the first nine months of 2005 decreased $894,000 in comparison to the same period of last year. Service charges and fees increased $370,000, or 15%, over the prior period. Income from service charges increased $221,000, or 16%, in comparison to the same period of last year while other fee income increased $149,000, or 15%. A larger deposit base and new fee based services contributed to the increase. Net gains from the sale of assets decreased $1,264,000 from last year due to a reduced volume of sales and the impact of rising interest rates.

On a quarterly basis, other income for the third quarter of 2005 decreased $82,000 in comparison to the same quarter of 2004. Service charges and fees increased $73,000, or 8%, over the prior period. Income from service charges increased $55,000, or 11%, in comparison to the same period of last year while other fee income increased $18,000, or 5%. Net gains from asset sales decreased $155,000 when compared to the third quarter of 2004 due to a reduced volume of sales and the impact of rising interest rates.

Other expenses increased $1,216,000 or 10% for the period ended September 30, 2005 compared to the same period of the previous year. Salaries and Benefits costs added $613,000, or 10% in comparison to the first nine months of 2004 due to increased staffing and merit increases. Occupancy and equipment costs rose 5%, advertising costs rose 10%, data processing costs rose 14%, and other operating expenses increased $334,000, or 12%.

Other expenses for the third quarter of 2005 increased $412,000, or 10% in comparison to the same period of 2004. Salaries and Benefits costs increased $233,000, or 11%. Advertising costs rose 10%, data processing costs rose 15%, and other operating expenses increased 11%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2005	2004
Provision at statutory rate	$3,648	$3,049

Add (Deduct):

Tax effect of non-taxable interest income	(1,124)	(1,040)
Non-deductible interest expense	126	80
Tax benefit from stock options exercised	(349)	0
Deferred tax benefits	(45)	(252)
Other items, net	22	65
Income tax expense	$2,278	$1,902

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows:

September 30, 2005		December 31, 2004
Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)

U.S. Treasury securities and

obligations of U.S.

government agencies	$ 39,437	$ 39,437	$ 31,770	$ 31,770

Obligations of state &

political subdivisions	62,794	62,874	55,955	56,011
Mortgage-backed securities	102,540	102,540	117,050	117,050
Corporate debt securities	20,019	20,019	18,983	18,983
Equity securities and mutual funds	1,010	1,010	10	10
Total	$225,800	$225,880	$223,768	$223,824

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2005 of the Company’s Investment Securities classified as available-for-sale:

September 30, 2005
	Gross	Gross
	Unrealized	Unrealized
Amortized Cost	Holding Gains	Holding Losses	Fair Value
(Dollars in thousands)

U.S. Treasury securities and

obligations of U.S.

government agencies:	$ 39,729	$18	$310	$ 39,437

Obligations of state and

political subdivisions:	58,962	2,443	153	61,252
Mortgage-backed securities:	104,123	48	1,631	102,540
Corporate debt securities:	20,095	106	182	20,019
Equity securities and mutual funds:	1,010	0	0	1,010
Total	$223,919	$2,615	$2,276	$224,258

(14)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2005 of the Company’s Investment Securities classified as held-to-maturity:

September 30, 2005
	Gross	Gross
	Unrealized	Unrealized
Amortized Cost	Holding Gains	Holding Losses	Fair Value
(Dollars in thousands)
political subdivisions:	$1,542	$80	$ 0	$1,622
Total	$1,542	$80	$ 0	$1,622

The following table shows the amortized cost and approximate fair value of the company’s debt securities at September 30, 2005 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available- for sale		Held-to-maturity
Amortized	Fair	Amortized	Fair
Cost	Value	Cost	Value
(Dollars in Thousands)		(Dollars in Thousands)

Amounts maturing in:

One year or less	$ 0	$ 0	$0	$0

After one year through

five years	8,815	8,782	0	0

After five years through

ten years	36,846	36,817	0	0
After ten years	73,125	75,109	1,542	1,622
Mortgage-backed securities	104,123	102,540	0	0
Total	$ 222,909	$ 223,248	$ 1,542	$ 1,622

Gross proceeds from the sale of investment securities for the periods ended September 30, 2005 and 2004 were $19,810,349 and $58,514,395 respectively with the gross realized gains being $102,191 and $1,111,088 respectively, and gross realized losses being $226,897 and $233,900, respectively.

At September 30, 2005 and 2004, investment securities with a carrying amount of $168,996,262 and $121,971,794 respectively, were pledged as collateral to secure public deposits and for other purposes.

(15)

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified:

September 30, 2005                            December 31, 2004

Amount	%	Amount	%
(Dollars in thousands)

Real estate loans, secured by residential

properties	$104,580	15.1	$ 93,888	14.8

Real estate loans, secured by nonfarm,

nonresidential properties	356,800	50.5	308,904	48.8
Commercial & industrial loans	131,736	19.4	130,937	20.7

Loans to individuals for household,

family and other personal expenditures	73,695	10.3	69,027	10.9
Loans to state and political subdivisions	29,388	4.7	29,774	4.7
All other loans, including overdrafts	189	0.0	362	0.1
Total Gross Loans	$696,388	100.0	$632,892	100.0
Less: Allow. for Credit Losses	(8,115)		(7,100)
Net Loans	$688,273	$625,792

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs:

Nine months	Year to date
Ended	Ended
Sept. 30,	Dec. 31,
2005	2004
(Dollars in thousands)

Balance, January 1	$7,100	$6,578
Recoveries Credited	544	250
Losses Charged	(399)	(1,128)
Provision for Credit Losses	870	1,400
Balance at End of Period	$8,115	$7,100

(16)

The following table presents information about the company’s non-performing assets for the periods indicated:

Sept. 30, 2005	Dec 31, 2004
(Dollars in thousands)

Nonaccrual loans

Impaired	$0	$0
Other	259	303

Loans past due 90 days or more

and still accruing	595	539
Total non-performing loans	854	842
Other Real Estate Owned	0	0
Total non-performing assets	$854	$842

Sept. 30, 2005	Dec 31, 2004

Non-performing loans as a

percentage of gross loans	0.1%	0.1%

Non-performing assets as a

percentage of total assets	0.1%	0.1%

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

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $80,000 was credited to the allowance during the first nine months of 2005 with an extra $150,000 provision during July. A monthly provision of $75,000 was credited to the allowance during the first nine months of 2004. The ratio of the loan loss reserve to total loans at September 30, 2005 and 2004 was 1.17% and 1.07%, respectively.

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

The short-term liquidity position of the company is strong as evidenced by $46,297,000 in cash and cash equivalents and $2,178,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $33 million or 14% of the portfolio maturing expected to provide cash flow within one year through maturities, projected calls or principal reductions.

The company has historically relied on its retail deposits as a source of funds, although the majority of the deposit growth recorded during the first three quarters of 2005 represents an increase in municipal relationships. The growth in jumbo certificates includes municipal deposits, brokered CD’s and internal transfers. The bank attempts to manage its liquidity position tightly to maximize net interest income, and will therefore sell Federal funds to invest

(18)

excess cash or borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances and the Federal Reserve Discount Window.

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

Total stockholders' equity increased $7,033,000 or 9% during the first nine months of 2005 comprised of an increase in retained earnings in the amount of $5,346,000 after paying cash dividends, $2,493,000 from stock issued through Dividend Reinvestment and Stock Option Plans and an $806,000 decrease in other comprehensive income. During the same period of 2004, total stockholders' equity increased $5,908,000, or 9%, comprised of an increase in retained earnings of $4,337,000, after paying cash dividends and $2,178,000 from stock issued through Dividend Reinvestment offset by a $607,000 decrease in other comprehensive income. The total dividend payout during the first nine months of 2005 and 2004 represents $.28 per share and $.25 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $7,839,000 and $6,515,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2005, First National Community Bank met all capital requirements with a leverage ratio of 8.43% and core capital and total risk-based capital ratios of 10.32% and 11.34%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2004.

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

As of September 30, 2005, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of September 30, 2005.

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	October 31, 2005	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	October 31, 2005	/s/ William Lance
William Lance, Treasurer/
Principal Financial Officer

(22)