Form 10-K
period 2005-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2006-03-15
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $1.25 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ____No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.   Yes _____No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.            (Check one)

Large Accelerated Filer _____	Accelerated Filer	X	Non-Accelerated Filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).            Yes X   No _____

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $283,581,737 at June 30, 2005.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,103,182 shares of common stock as of March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2006 are incorporated by reference into Part III of this report.

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

                The bank provides many commercial banking services to individuals and businesses, including a wide variety of deposit instruments including Image Checking and E-Statement. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, jumbo mortgages, home equity term loans and lines of credit and "Instant Money" overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. VISA personal credit cards are available through the bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard and VISA processing services to its commercial customers, as well as our Cash Management service which can be accessed through FNCBusiness Online, which is Internet based. FNCBusiness Online is a menu driven product that allows our business customers to have direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. As a result of the bank’s partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our INVEST representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via the Internet and its ATM network. Automated teller machines are available at the following locations:

Community Offices	Remote Locations
Dunmore	Petro Truck Stop, 98 Grove St., Dupont
Scranton	Bill’s Shursave Supermarket, Rt. 502, Daleville
Dickson City	Joe’s Kwik Mart, 620 N. Blakely St., Dunmore
Fashion Mall	Joe’s Kwik Mart, Rts 940 and I-380, Pocono Summit
Wilkes-Barre	Joe’s Kwik Mart, Route 6, Honesdale
Pittston	Joe’s Kwik Mart, Providence Rd. and Main Ave., Scranton
Kingston	Hess Gas Station, 5128 Milford Road, East Stroudsburg
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

As of December 31, 2005, industry concentrations exist within the following five industries. Loans and lines of credit to each of these industries were as follows:

	Amount	% of Regulatory Capital
Shopping Centers/Complexes	$36,906,000	40%
Land Subdivision	$36,370,000	39%
Hotels	$32,698,000	35%
Restaurants	$31,886,000	34%
Automobile Dealers	$25,853,000	28%

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

EMPLOYEES

As of December 31, 2005 the bank employed 260 persons, including 45 part-time employees.

AVAILABLE INFORMATION

The company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission. You may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The company’s web site address is http://www.fncb.com. The company makes available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, we will provide electronic or paper copies of the company’s filings free of charge upon request. A copy of the company’s Annual Report on Form 10-K for the year ended December 31, 2005 may be obtained without charge from our website at www.fncb.com or via email at fncb@fncb.com. Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Treasurer, 102 East Drinker Street, Dunmore, PA 18512.

Item 1A. – Risk Factors

The Company Is Subject To Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject To Lending Risk

As of December 31, 2005, approximately 51% of the Company’s loan portfolio consisted of commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Company’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At December 31, 2005, its allowance for loan losses totaled $7.5 million, representing 1.05% of its total loans.

Although the Company believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to the relatively recent origination of many of these loans. The Company can give you no assurance that its non-performing loans will not increase or that its non-performing or delinquent loans will not adversely affect its future performance.

In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge-offs. Any increase in its allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on its results of operations and financial condition.

The Company’s Profitability Depends Significantly On Economic Conditions In The Commonwealth of Pennsylvania specifically in Lackawanna and Luzerne County

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lackawanna and Luzerne County markets. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

There is no assurance that the Company will be able to successfully compete with others for business.

The Company competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than the Company does, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock, interest and principal on debt when applicable, and normal operating expenditures. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain non-bank subsidiaries may pay to the Company. Also, its right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company May Not Be Able To Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company does not currently have employment agreements or non-competition agreements with any of its senior officers other than with President and Chief Executive Officer Lombardi.

The Company Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Trading Volume In The Company’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

The Company’s common stock is traded on the Over-the-Counter (OTC) Bulletin Board; the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

Item 1B. – Unresolved Staff Comments

Not Applicable

Item 2 - Properties

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	277 Scranton/Carbondale Highway
	Scranton, PA	Lease	Fashion Mall Branch

5	23 West Market Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street

	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

16	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

17	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

18	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

19	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

20	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

21	Rt. 209 (Milford Road)
	Marshalls Creek, PA	Own	Land

22	Rt. 940
	Blakeslee, PA	Own	Land

23	Corner of Kane & McConnell Sts.
	Stroudsburg, PA	Own	Land

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

These prices represent actual transactions. The company expects that comparable cash dividends will be paid in the future.

	MARKET PRICE		DIVIDENDS PAID PER SHARE
	HIGH	LOW
QUARTER	2005

First	$31.82	$22.73	$ .08
Second	28.80	23.41	.08
Third	26.82	23.55	.09
Fourth	25.00	23.45	.12
			$ 0.37

QUARTER	2004

First	$14.77	$12.95	$ .07
Second	15.57	13.59	.07
Third	18.98	14.09	.09
Fourth	22.86	18.18	.10
			$ 0.33

* Share and per share information includes the retroactive effect of the 10% stock dividend paid March 31, 2006 and the 100% stock dividend paid September 30, 2004.

MARKET MAKERS

The following firms are known to make a market in the company’s stock:

Monroe Securities	RBC Dain Rauscher	Ryan, Beck and Co.
47 State Street	1211 Avenue of the Americas	220 South Orange Avenue
Rochester, NY 14614	32nd Floor	Livingston, NJ 07039
(716) 546-5560	New York, NY 10036	(973) 597-6000
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

General market information may also be obtained from INVEST representatives at (570) 348-4921.

Item 6 – Selected Financial Data

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Total assets	$1,008,089	$907,491	$816,303	$735,327	$676,307
Interest-bearing balances with financial institutions	2,178	1,980	2,673	3,368	3,161
Securities	238,223	231,831	211,353	205,492	194,109
Net loans	707,248	625,792	552,197	487,976	439,884
Total deposits	750,666	671,713	602,069	540,475	517,334
Stockholders' equity	84,419	75,723	68,738	62,843	51,786

Net interest income before provision for credit losses	30,950	25,269	23,295	22,060	19,233
Provision for credit losses	1,860	1,400	1,200	1,400	1,220
Other income	3,904	4,789	4,184	3,676	3,151
Other expenses	18,943	17,399	15,483	14,248	12,683
Income before income taxes	14,051	11,259	10,796	10,088	8,481
Provision for income taxes	2,826	1,996	2,159	2,063	1,701
Net income	11,225	9,263	8,637	8,025	6,780
Cash dividends paid	$4,513	$3,885	$3,267	$2,832	$2,455

Per share data:
Net income - basic (1)	$0.93	$0.78	$0.75	$0.71	$0.61
Net income - diluted (1)	$0.90	$0.75	$0.71	$0.68	$0.59
Cash dividends (2)	$0.37	$0.33	$0.28	$0.25	$0.22
Book value (1)(3)	$6.98	$6.39	$5.93	$5.55	$4.65
Weighted average number of shares outstanding–basic (1)	12,100,305	10,858,448	11,581,876	11,325,876	11,136,390
Weighted average number of shares outstanding-diluted (1)	12,429,988	12,289,846	12,085,909	11,777,539	11,416,770

(1) Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 10% stock dividend paid March 31, 2006 and the 100% stock dividends paid September 30, 2004 and January 31, 2003. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2) Cash dividends per share have been restated to reflect to retroactive effect of the 10% stock dividend paid March 31, 2006 and the 100% stock dividends paid September 30, 2004 and January 31, 2003.

(3) Reflects the effect of SFAS No. 115 in the amount of $(524,000) in 2005, $1,030,000 in 2004, $2,635,000 in 2003, $4,838,000 in 2002 and $536,000 in 2001.

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

The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2005, 2004 and 2003. The information presented below should be read in conjunction with the company’s consolidated financial statements and accompanying notes appearing elsewhere in this report.

SUMMARY

Net Income was $11,225,000 in 2005 which was $1,926,000, or 21%, higher than the $9,263,000 earned in 2004. The $9,263,000 earned in 2004 was $626,000, or 7%, higher than the $8,637,000 earned in 2003. Basic earnings per share were $.93, $.78 and, $.75 in 2005, 2004 and 2003. The weighted average number of shares outstanding in 2005 was 12,100,305 while the weighted average number of shares in 2004 and 2003 were 11,858,448 and 11,581,876.

The improvement in earnings recorded in 2005 was due primarily to the $5.7 million increase in net interest income before providing for credit losses, as balance sheet growth and interest rate increases had a positive impact on earnings. Income from service charges and fees also increased $511,000 over the 2004 level, but a $1.4 million decrease in gains on asset sales, a $1.5 million increase in operating expenses and a $460,000 increase in the provision for credit losses offset a portion of the 22% increase in operating income. Federal income tax expense increased $830,000 due to the increased earnings.

The increase recognized in 2004 as compared to 2003 includes a $2.0 million, or 8%, increase in net interest income before the provision for credit losses, a $543,000, or 19%, increase in fee income and a $62,000 increase in net gains from the sale of assets. Growth and increased costs contributed to a $1.9 million, or 12%, increase in operating expenses and $200,000 of additional credit loss provisions. Federal income tax expense decreased $163,000 in comparison to 2003.

Return on assets for the years ended December 31, 2005, 2004 and 2003 was 1.18%, 1.08% and 1.11%. Return on equity was 13.96% in 2005, 12.86% in 2004, and 13.15% in 2003.

NET INTEREST INCOME

Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company’s operating income and as such is the primary determinant of profitability. Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Before providing for future credit losses, net interest income increased $5,681,000 in 2005 due to growth in loans and deposits and the positive effect of the spread earned on interest sensitive assets and liabilities. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

During 2005, tax-equivalent net interest income increased $5,890,000, or 22%, over the 2004 level. Significant loan growth combined with a 2.00% increase in the prime lending rate had a major impact on the improved earnings. Effective asset-liability management techniques also contributed to the earnings improvement as sound pricing policies enabled the company to increase the net interest margin from the 3.34% recorded in 2004 to 3.64%.

Average loans increased $71 million, or 12%, over the 2004 level and the average yield earned on total loans improved .88% in 2005, resulting in a $9.8 million increase in earnings from the portfolio. Commercial lending once again provided the majority of the growth, adding over $64 million of balances on average and $9.4 million of the earnings improvement. Average consumer loans outstanding increased $6.9 million in 2005 due primarily to growth in indirect auto loans and home equity lending.

Average investment securities were $18 million higher than the prior year, and the higher yields recorded on new purchases contributed to a .13% increase in the average yield earned, resulting in $1.2 million of additional interest income. Money market assets also benefited from Federal Reserve interest rate increases, as $255,000 of additional earnings were derived from a $4 million increase in average balances.

Deposit growth was significant in 2005, due primarily to increased municipal relationships and positive fluctuations in existing commercial accounts. Average interest-bearing deposit balances grew $84.5 million in 2005. Municipal growth contributed to a $56.5 million increase in interest-bearing demand balances and also factored into the .61% increase in the cost of these funds. Time deposits greater than $100,000 increased $27 million on average as commercial customers took advantage of rising interest rates and moved monies into these higher earning deposits. Overall, the company’s cost of deposits increased .53% in 2005, resulting in a $5 million increase in interest expense. Borrowed funds and other interest-bearing liabilities increased $4 million on average, and this growth combined with a .15% increase in the cost of these borrowings added $422,000 of interest expense in 2005.

As a result, the positive growth of the balance sheet combined with effective pricing strategies led to improvement in the net interest margin from the 3.34% reported in 2004 to 3.64% in 2005. Another factor affecting the company’s net interest margin is investment leveraging transactions which match assets with liabilities at various points in the interest rate cycles. These transactions provided over $700,000 of net interest income in 2005, but the interest spread of 1.22% had a negative impact on the company’s net interest margin. Exclusive of these transactions, the 2005 margin would have been 3.82% which is .26% higher than the comparable 3.56% recorded in 2004.

In 2004, tax-equivalent net interest income increased $2.0 million, or 8%, over the 2003 level. Growth of the balance sheet proved positive, adding $3.7 million to net interest income, while the impact of repricing reduced earnings by $1.7 million. Increased income due to loan growth was the primary contributor to the improvement.

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

Yield Analysis
(dollars in thousands-taxable equivalent basis)(1)
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$498,014	$33,343	6.70%	$435,758	$24,076	5.53%	$371,296	$21,869	5.89%
Commercial loans-tax free	30,208	2,141	7.09%	28,348	2,004	7.07%	18,412	1,384	7.52%
Mortgage loans	22,576	1,483	6.57%	21,863	1,372	6.28%	20,869	1,435	6.88%
Installment loans	116,767	6,538	5.60%	110,560	6,212	5.62%	100,287	6,521	6.50%
Total Loans	667,565	43,505	6.52%	596,529	33,664	5.64%	510,864	31,209	6.11%
Securities-taxable	173,529	7,330	4.22%	163,782	6,617	4.04%	161,089	6,989	4.34%
Securities-tax free	58,119	4,302	7.40%	49,586	3,824	7.71%	55,234	4,322	7.83%
Total Securities	231,648	11,632	5.02%	213,368	10,441	4.89%	216,323	11,311	5.23%
Interest-bearing deposits with banks	2,059	70	3.40%	2,063	44	2.13%	3,285	82	2.50%
Federal funds sold	8,246	291	3.53%	4,121	62	1.50%	3,528	43	1.22%
Total Money Market Assets	10,305	361	3.50%	6,184	106	1.70%	6,813	125	1.83%
Total Earning Assets	909,518	55,498	6.10%	816,081	44,211	5.42%	734,000	42,645	5.81%
Non-earning assets	52,003			49,980			48,542
Allowance for credit losses	(7,748)			(6,848)			(6,625)
Total Assets	$953,773			$859,213			$775,917

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$220,373	$3,499	1.59%	$163,826	$1,605	0.98%	$116,196	$1,097	0.94%
Savings deposits	81,889	868	1.06%	80,112	599	0.75%	66,974	599	0.89%
Time deposits over $100,000	126,855	3,863	3.05%	99,584	2,102	2.11%	95,090	2,199	2.31%
Other time deposits	215,338	7,176	3.33%	216,453	6,125	2.83%	226,592	7,278	3.21%
Total Interest-Bearing Deposits	644,465	15,406	2.39%	559,975	10,431	1.86%	504,852	11,173	2.21%
Borrowed funds and other
Interest-bearing liabilities	152,748	6,951	4.55%	148,309	6,529	4.40%	131,616	6,237	4.74%
Total Interest-Bearing Liabilities	797,213	22,357	2.80%	708,284	16,960	2.39%	636,468	17,410	2.74%
Demand deposits	68,572			72,700			68,273
Other liabilities	7,574			6,224			5,763
Stockholders' equity	80,414			72,005			65,413
Total Liabilities and
Stockholders' Equity	$953,773			$859,213			$775,917

Net Interest Income Spread		$33,141	3.30%		$27,251	3.03%		$25,235	3.07%

Net Interest Margin			3.64%			3.34%			3.44%

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

Rate/Volume Variance Report(1)
(in thousands-taxable equivalent basis)

	2005 vs 2004			2004 vs 2003
		Increase(Decrease)			Increase(Decrease)
	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate

Interest Income:
Commercial loans-taxable	$9,267	$3,552	$5,715	$2,207	$3,881	$(1,674)
Commercial loans-tax free	137	132	5	620	753	(133)
Mortgage loans	111	45	66	(63)	68	(131)
Installment loans	326	362	(36)	(309)	601	(910)
Total Loans	9,841	4,091	5,750	2,455	5,303	(2,848)
Securities-taxable	713	394	319	(372)	24	(396)
Securities-tax free	478	658	(180)	(498)	(442)	(56)
Total Securities	1,191	1,052	139	(870)	(418)	(452)
Interest-bearing deposits with banks	26	0	26	(38)	(30)	(8)
Federal funds sold	229	62	167	19	7	12
Total Money Market Assets	255	62	193	(19)	(23)	4
Total Interest Income	11,287	5,205	6,082	1,566	4,862	(3,296)

Interest Expense:
Interest-bearing demand deposits	1,894	648	1,246	508	401	107
Savings deposits	269	14	255	0	115	(115)
Time deposits over $100,000	1,761	579	1,182	(97)	70	(167)
Other time deposits	1,051	(25)	1,076	(1,153)	(265)	(888)
Total Interest-Bearing Deposits	4,975	1,216	3,759	(742)	321	(1,063)
Borrowed funds and other interest-bearing liabilities	422	195	227	292	791	(499)
Total Interest Expense	5,397	1,411	3,986	(450)	1,112	(1,562)
Net Interest Income	$5,890	$3,794	$2,096	$2,016	$3,750	$(1,734)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

CURRENT YEAR

In 2005, tax-equivalent net interest income was $5.9 million higher than the 2004 total. Growth of the balance sheet added $3.8 million to earnings in 2005 as the $5.2 million of income earned on new loans and securities more than offset the $1.4 million cost of new deposits and borrowings. Loan growth added $4.1 million of income while new securities and money market assets provided an additional $1.1 million. Interest expense increased $1.2 million due to deposit growth while additional borrowings cost $200,000. Interest rate increases and repricing to current levels also had a positive impact on earnings in 2005. The increased yield on loans resulted in a $5.7 million increase due to rate while income from investment securities and money market assets increased $330,000 from the 2004 level. Interest expense was also impacted by rising rates but to a lesser extent, resulting in a $4.0 million increase in interest expense. Interest on deposits increased $3.8 million in 2005 while the cost of borrowed funds increased $227,000.

PRIOR YEAR

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company's independent auditors. The provision for credit losses was $1,860,000 in 2005, $1,400,000 in 2004, and $1,200,000 in 2003. The ratio of the loan loss reserve to total loans was 1.05% at December 31, 2005 and 1.12% at December 31, 2004.

OTHER INCOME

Other Income	2005	2004	2003
	(in thousands)
Service charges	$2,240	$1,929	$1,575
Net gain/(loss) on the sale of securities	(250)	846	657
Net gain on the sale of loans	210	499	555
Net gain on the sale of other real estate	14	25	96
Other	1,690	1,490	1,301
Total Other Income	$3,904	$4,789	$4,184

The company’s other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

During 2005, other income decreased $885,000 compared to the prior year due to a $1.4 million negative variance in income generated from the sale of assets. Income from securities sales decreased $1.1 million to a $250,000 net loss in 2005 as rising interest rates led to portfolio restructuring which is expected to have a positive impact on future periods. Residential mortgage loan sales to shed long-term interest rate risk continued in 2005, but rising interest rates also contributed to a $289,000 decrease from the prior year in this area. Service charge income improved $311,000, or 16%, in 2005 due to increased overdraft privilege fees and income from automated teller machines. All other income improved $200,000 in 2005 due primarily to earnings from our relationship with INVEST Financial Corp. and check card processing.

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

OTHER EXPENSES

Other Expenses	2005	2004	2003
	(in thousands)
Salary expense	$ 7,775	$ 6,905	$ 6,061
Employee benefit expense	1,877	1,787	1,580
Occupancy expense	1,676	1,556	1,471
Equipment expense	1,293	1,257	1,193
Directors fees	528	468	464
Advertising expense	706	650	575
Data processing expense	1,435	1,309	1,116
Bank shares tax	473	583	410
Other operating expenses	3,180	2,884	2,613
Total Other Expenses	$18,943	$17,399	$15,483

In 2005, total other expenses increased $1.5 million, or 9%, from the 2004 level. Employee costs increased $960,000, or 62% of the total while occupancy and equipment costs rose $156,000. All other expenses increased $428,000, or 28% of the total increase. The company’s overhead ratio was 1.99% in 2005 compared to 2.02% in 2004.

Salary and benefit costs comprise approximately one-half of the company’s non-interest expense. Salaries increased $870,000 in 2005 including a $492,000 increase in regular salaries and a $287,000 increase in expenses due to FAS 91 salary deferrals. The increase in regular salaries was due to merit increases and staff additions while the additional FAS 91 expense reflects a decrease in the number of loan closings recorded during the year and the deferred costs associated with the loan closings. Stock based compensation and incentive compensation also added $91,000 to the salary expense variance in 2005. Employee benefit costs increased $90,000 over the 2004 level due to the company’s increased contribution to the Employees’ Profit Sharing Plan and payroll taxes associated with the increased level of salaries. At December 31, 2005, the company had 238 full-time equivalent employees on staff compared to the 236 reported on December 31, 2004

Occupancy and equipment costs increased 8% and 3%, respectively, due primarily to increased maintenance expenses. All other operating expenses increased $428,000, or 7%. Much of the increase was attributed to rising data processing costs and the increased cost of goods and services.

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

PROVISION FOR INCOME TAXES

Federal income tax expense increased $830,000 compared to last year. The $2.8 million increase in income before taxes added $949,000 to the book provision while benefits received from tax-exempt income and other permanent differences had a $119,000 positive effect compared to 2004. The company’s effective tax rate was 20.1% in 2005 and 17.7% in 2004.

In 2004, federal income tax expense decreased $163,000 compared to the 2003 total. The increased expense at the statutory rate due to the earnings improvement was $157,000 but this was reduced by benefits received from tax-exempt income, and other permanent differences. Deferred tax items also contributed to the lower book provision. The company’s effective tax rate was 17.7% in 2004 compared to 20.0% in 2003.

FINANCIAL CONDITION

Total assets increased $101 million, or 11%, during 2005 and broke through the $1 billion barrier, ending the year at $1,008,089,000. Loan growth of $82 million and a $6 million increase in securities was funded by a $79 million increase in total deposits and a $10 million increase in borrowed funds.

SECURITIES

The primary objectives in managing the company’s securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

Total securities increased $6 million in 2005. Growth of the portfolio was limited as much of the liquidity generated in the form of new deposits was required to fund new loans. Also, due to significant growth recorded in municipal deposit relationships, an emphasis was placed on adding securities which would provide eligible collateral for those deposits. Municipal bonds and eligible U.S. Agency securities were added to meet collateral needs, while holdings of mortgage-backed securities were reduced through principal prepayments and sales.

New purchases included $5 million of securities which were funded with structured borrowings, thereby providing a favorable spread between the rate earned on the securities and the cost of the borrowings. As of December 31, 2005, the company had $58 million of these leveraged transactions outstanding. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company’s investment and asset/liability management policies. Other security purchases include bonds which will provide book income at current market rates with minimal extension risk in order to reduce the risk of rising rates and securities structured to perform well in declining rates, providing a hedge against either scenario. Investment sales were executed to shed the portfolio of low earning bonds and bonds which had been reduced in size by principal prepayments to below portfolio parameters.

The following table sets forth the carrying value of securities at the dates indicated:

	December 31,
	2005	2004	2003
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,175	$ 31,770	$ 17,771
Obligations of state and political subdivisions	65,226	55,955	61,539
Collateralized mortgage obligations	47,368	56,345	53,971
Mortgage-backed securities	48,682	60,705	56,307
Corporate debt securities	20,008	18,983	13,021
Equity securities	8,764	8,073	8,744
Total	$238,223	$231,831	$211,353

The following table sets forth the maturities of securities at December 31, 2005 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.

	Within One Year	2 - 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total
U.S. Treasury securities	$ 0	$1,003	$ 0	$ 0	$ 0	$ 0	$ 1,003
Yield		4.32%					4.32%
Obligations of U.S. government agencies		4,982	32,873	9,728			47,583
Yield		3.23%	4.65%	4.41%			4.45%
Obligations of state and political subdivisions (1)		1,790	7,256	54,185			63,231
Yield		6.71%	6.43%	7.04%			6.96%
Corporate debt securities		973	1,600	17,519			20,092
Yield		3.83%	4.83%	5.51%			5.38%
Collateralized mortgage obligations					48,624		48,624
Yield					4.34%		4.34%
Mortgage-backed securities					49,694		49,694
Yield					4.83%		4.83%
Equity securities (2)						8,791	8,791
Yield						3.25%	3.25%
Total maturities	$ 0	$8,748	$41,729	$81,432	$98,318	$8,791	$239,018
Weighted yield	0%	4.14%	4.97%	6.40%	4.59%	3.25%	5.21%

(1)     Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 34% federal income tax rate.

(2)	Yield presented represents 2005 actual return.

LOANS

Total loans increased $82 million, or 13% in 2005. Real estate loans again contributed significantly to the growth, as evidenced by the $76 million increase in this segment of the portfolio. Commercial mortgages provided $62 million of the growth in 2005 while residential mortgage balances increased $5 million, home equity lending added over $1 million and other real estate secured loans increased $8 million. The growth in residential mortgage loans was recorded after accounting for the sale of over $18 million of loan balances in 2005 to reduce the company’s exposure to interest rate risk and to secure funding for additional loan originations. Installment loans outstanding increased $4 million due to growth in the company’s indirect lending portfolio which benefited from dealer incentives and employee pricing programs instituted in 2005. Other commercial loan balances increased $2 million during the year as new growth replaced portfolio runoff.

Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:

Loans Outstanding (in thousands)
	2005	2004	2003	2002	2001
Commercial and Financial	$132,838	$130,937	$132,319	$115,651	$94,360
Real Estate	478,582	402,792	337,423	294,864	274,255
Installment	73,217	69,027	66,981	63,258	62,786
Other	30,139	30,136	22,052	20,343	14,077
Total Loans Gross	714,776	632,892	558,775	494,116	445,478
Allowance for Credit Losses	(7,528)	(7,100)	(6,578)	(6,140)	(5,594)
Net Loans	$707,248	$625,792	$552,197	$487,976	$439,884

The following schedule shows the repricing distribution of loans outstanding as of December 31, 2005. Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding - Repricing Distribution (in thousands)
	Within One Year	One to Five Years	Over Five Years	Total
Commercial and Financial	$99,397	$30,928	$2,513	$132,838
Real Estate	320,368	96,549	61,665	478,582
Installment	2,437	64,738	6,042	73,217
Other	8,484	5,252	16,403	30,139
Total	$430,686	$197,467	$86,623	$714,776

Loans with predetermined interest rates	$22,152	$107,078	$69,119	$198,349
Loans with floating rates	408,534	90,389	17,504	516,427
Total	$430,686	$197,467	$86,623	$714,776

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

The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

	2005	2004	2003	2002	2001
	(in thousands)
Nonaccrual:
Impaired	$ 0	$ 0	$ 0	$ 0	$ 0
Other	70	303	844	37	343
Loans past due 90 days or more and still accruing	721	539	622	299	426
Other Real Estate Owned	0	0	0	0	50
Total Non-Performing Assets	$791	$842	$1,466	$336	$819

During 2005, total non-performing assets decreased $51,000. Nonaccrual loans decreased $233,000 during the year and are now limited to $70,000. Scheduled payments combined with a $186,000 charge-off of loans classified as nonaccrual on December 31, 2004 account for the reduction. Any future loss resulting from loans classified as nonaccrual on December 31, 2005 would be minimal. Loans past due over ninety days increased $182,000 during the year. The carrying balance of other real estate owned on December 31, 2005 was $0.

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

On December 31, 2005, the company’s ratio of nonaccrual loans to total loans was .01% compared to the .05% reported in 2004. We continue to rank well ahead of peer banks in measurements of delinquency. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years (in thousands):

Loan Loss Reserve Allocation
(in thousands)
	12/31/05		12/31/04		12/31/03		12/31/02		12/31/01
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Commercial and Financial	$6,933	79%	$4,028	79%	$5,303	76%	$4,840	76%	$1,933	72%
Real Estate	55	4%	44	3%	53	4%	44	5%	138	7%
Installment	427	17%	292	18%	276	20%	244	19%	194	21%
Unallocated	113	-	2,736	-	946	-	1,012	-	3,329	-
	$7,528	100%	$7,100	100%	$6,578	100%	$6,140	100%	$5,594	100%

The following schedule presents an analysis of the allowance for credit losses for each of the last five years (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance, January 1	$7,100	$6,578	$6,140	$5,594	$5,250
Charge-Offs:
Commercial and Financial	64	293	314	256	233
Real Estate	1,523	412	109	455	474
Installment	435	423	579	307	360
Total Charge-Offs	2,022	1,128	1,002	1,018	1,067
Recoveries on Charged-Off Loans:
Commercial and Financial	257	51	13	2	6
Real Estate	108	66	7	10	20
Installment	225	133	220	152	165
Total Recoveries	590	250	240	164	191
Net Charge-Offs	1,432	878	762	854	876
Provision for Credit Losses	1,860	1,400	1,200	1,400	1,220
Balance, December 31	$7,528	$7,100	$6,578	$6,140	$5,594

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	.21%	.15%	.15%	.18%	.21%
Allowance for credit losses as a percentage of net loans outstanding at end of period	1.05%	1.12%	1.18%	1.24%	1.26%

Net charge-offs total $1.4 million in 2005 due primarily to a deterioration in one large relationship. Based on management’s evaluation of the borrower’s ability to make future payments and the value of the underlying collateral, a $1.0 million charge-off was recommended and processed in the fourth quarter. As a result of this charge-off, the company determined that additional provisions were necessary to maintain the strength of the reserve and provided an additional $750,000 in December. Other activity is consistent with prior periods and includes writedowns on credits incurred in the normal course of business. The installment loan charge-offs include $389,000 of indirect auto loans, of which $219,000 was recovered in 2005 through sales of the vehicles. During 2005, $186,000 of the balance carried as nonaccrual on December 31, 2004 was charged-off. The company’s ratio of net charge-off’s to average loans is comparable to its national peer groups while the ratio of the allowance for credit losses to total loans is adequate considering current delinquency levels.

DEPOSITS

The primary source of funds to support the company’s growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $79 million in 2005 comprised of $39 million in lower costing savings and demand accounts and a $40 million increase in time deposit balances.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$68,572		$72,700		$68,273
Interest-bearing demand deposits	220,373	1.59%	163,826	0.98%	116,196	0.94%
Savings deposits	81,899	1.06%	80,112	0.75%	66,974	0.89%
Time deposits	342,193	3.23%	316,037	2.60%	321,682	2.95%
Total	$713,037		$632,675		$573,125

Maturities of time deposits of $100,000 or more outstanding at December 31, 2005, are summarized as follows (in thousands):

3 months or less	$ 75,950
Over 3 through 6 months	9,278
Over 6 through 12 months	25,276
Over 12 months	21,131
Total	$131,635

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

The following schedules present information regarding the company’s risk-based capital at December 31, 2005, 2004 and 2003 and selected other capital ratios.

CAPITAL ANALYSIS (in thousands)
	December 31,
	2005	2004	2003
Tier I Capital:
Shareholders’ equity	$ 84,943	$ 74,693	$ 66,103
Total Tier I Capital	$ 84,943	$ 74,693	$ 66,103
Tier II Capital:
Allowable portion of allowance for credit losses	$ 7,528	$ 7,100	$ 6,578
Total Risk-Based Capital	$ 92,471	$ 81,793	$ 72,681
Total Risk-Weighted Assets	$819,339	$728,681	$633,762

CAPITAL RATIOS
	Regulatory Minimum	2005	2004	2003
Total Risk-Based Capital	8.00%	11.29%	11.22%	11.47%
Tier I Risk-Based Capital	4.00%	10.37%	10.25%	10.43%
Tier I Leverage Ratio	4.00%	8.91%	8.69%	8.52%
Return on Assets	N/A	1.18%	1.08%	1.11%
Return on Equity*	N/A	13.96%	12.86%	13.15%
Equity to Assets Ratio*	N/A	8.37%	8.34%	8.42%
Dividend Payout Ratio	N/A	40.20%	41.95%	37.83%

* Includes the effect of SFAS 115 in the amount of $(524,000) in 2005, $1,030,000 in 2004, and $2,635,000 in 2003.

During 1999, the company implemented a Dividend Reinvestment Plan which has resulted in an influx to capital of $10.0 million to date. The company also adopted stock option plans for directors and senior officers. New capital generated from the exercise of stock options is $3.2 million at December 31, 2005. In February 2006, the company declared a 10% stock dividend payable March 31, 2006, resulting in the issuance of 1,108,068 new shares. The company has also paid 100% stock dividends on September 30, 2004 and January 31, 2003 which resulted in 5,423,425 and 2,603,838 new shares respectively. At the 2005 Annual Meeting, shareholders approved management’s proposal to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

In 2005, regulatory capital increased $10.2 million comprised of a $6.7 million increase in retained earnings after paying cash dividends of $4.5 million, a $2.6 million increase due to the company’s dividend reinvestment plan and a $.9 million increase due to the issuance of shares from the company’s stock option plans. As of December 31, 2005, there were 36,837,986 shares of stock available for future sale or stock dividends. The number of shareholders of record at December 31, 2005 was 1,408. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 13 to the financial statements for further discussion of capital requirements and dividend limitations.

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

The company’s interest sensitivity at December 31, 2005 was essentially neutral within reasonable ranges; for example, an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

INTEREST RATE GAP

The following schedule illustrates the company’s interest rate gap position as of December 31, 2005 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.

Interest Rate Sensitivity Analysis
as of December 31, 2005
(in thousands)

			Rate Sensitive			Not
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Rate
	Days	Days	Days	Years	5 Years	Sensitive	Total

Commercial loans	$401,191	$10,802	$19,969	$106,630	$ 27,904	$ 0	$566,496
Mortgage loans	619	730	2,751	16,169	4,958	0	25,227
Installment loans	17,413	6,972	14,663	73,775	10,230	0	123,053
Total Loans	419,223	18,504	37,383	196,574	43,092	0	714,776

Securities-taxable	16,098	13,460	12,525	72,448	51,671	8,791	174,993
Securities-tax free	1,370	420	500	28,575	32,365	0	63,230
Total Securities	17,468	13,880	13,025	101,023	84,036	8,791	238,223

Interest-bearing deposits with banks	0	297	1,881	0	0	0	2,178
Federal funds sold	0	0	0	0	0	0	0
Total Money Market Assets	0	297	1,881	0	0	0	2,178

Total Earning Assets	436,691	32,681	52,289	297,597	127,128	8,791	955,177
Non-earning assets	0	0	0	0	0	60,440	60,440
Allowance for credit losses	0	0	0	0	0	(7,528)	(7,528)

Total Assets	$436,691	$32,681	$52,289	$297,597	$127,128	$61,703	$1,008,089

Interest-bearing demand deposits	$239,590	$ 0	$ 0	$ 0	$ 0	$ 0	$239,590
Savings deposits	85,634	641	753	0	0	0	87,028
Time deposits $100,000 and over	75,950	9,278	25,276	19,953	1,178	0	131,635
Other time deposits	56,621	24,411	36,163	89,152	10,715	0	217,062
Total Interest-Bearing Deposits	457,795	34,330	62,192	109,105	11,893	0	675,315

Borrowed funds and other interest-bearing liabilities	39,865	4,652	2,398	60,192	56,998	0	164,105

Total Interest-Bearing Liabilities	497,660	38,982	64,590	169,297	68,891	0	839,420
Demand deposits	0	0	0	0	0	75,351	75,351
Other liabilities	0	0	0	0	0	8,899	8,899
Stockholders' equity	0	0	0	0	0	84,419	84,419

Total Liabilities and Stockholders' Equity	$497,660	$38,982	$64,590	$169,297	$68,891	$168,669	$1,008,089

Interest Rate Sensitivity gap	$(60,969)	$(6,301)	$(12,301)	$128,300	$58,237	$(106,966)

Cumulative gap	$(60,969)	$(67,270)	$(79,571)	$48,729	$106,966

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

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2005 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2005 levels.

	RATES + 200	RATES - 200
Earnings at risk:
Percent change in net interest income	6.92%	(16.66)%

Economic value at risk:
Percent change in economic value of equity	(8.05)%	(2.24)%

       Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company’s policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company’s most liquid assets. At December 31, 2005 cash and cash equivalents totaled $21.9 million, compared to the December 31, 2004 level of $15.3 million. Financing activities provided $87.8 million and operating activities provided $16.2 million of cash and cash equivalents during the year while investing activities utilized $97.5 million. The cash flows provided by financing activities includes increases in deposits and borrowed funds while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

Core deposits, which represent the company’s primary source of liquidity, averaged $586 million in 2005, an increase of $53 million, or 10%, from the $533 million average in 2004. This increase in average core deposits was supplemented with a $27 million increase in average jumbo certificates and a $4 million increase in average borrowed funds and other interest-bearing liabilities.

The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks and at the Federal Home Loan Bank of Pittsburgh. The Federal Reserve Discount Window also provides an additional funding source.

Item 8 - Financial Statements and Supplementary Data

The information required by this item is set forth on pages 36-49 of the Company’s 2005 Annual Report to Shareholders, which pages are included as Exhibit 13 hereto, and incorporated herin by reference.

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

As of December 31, 2005, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, has been audited by Demetrius and Company, L.L.C., the independent registered public accounting firm that audited the company’s financial statements for the period covered. A copy of the Demetrius and Company, L.L.C. report is included in this annual report.

/s/ J. David Lombardi	/s/ William Lance
J. David Lombardi	William S. Lance
President and Chief Executive Officer	Principal Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First National Community Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First National Community Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Community Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control,. and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First National Community Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—lntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First National Community Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of First National Community Bancorp, Inc., and our report dated January 23, 2006 expressed an unqualified opinion.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey

January 23, 2006

Item 9B. – Other Information

None

FIRST NATIONAL COMMUNITY BANCORP, INC.

Part III.

Item 10 - Directors and Executive Officers of the Registrant

Information regarding directors, nominees, principal officers, audit committees and audit committee financial experts required by this item is set forth under the captions “Information as to Nominees and Directors”, “Principal Officers of the Company”, “Principal Officers of the Bank”, “Audit Committee Financial Expert”, “Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 17, 2006 and is incorporated herein by reference.

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

Item 11 - Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation”, “Option Grants in 2005”, “Compensation of Directors”, “Employment Agreement”, “Compensation Report of the Board of Directors”, and “Stock Performance Graph and Table” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the caption “Beneficial Ownership by Directors, Principal Officers and Nominees” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2005 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Auditors” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Part IV.

Item 15 – Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Stockholders’ Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3.	The following Exhibits are filed herewith or incorporated by reference:

EXHIBIT 3.1	Articles of Incorporation

EXHIBIT 3.2	By –laws

EXHIBIT 10.1	Dividend Reinvestment Plan – filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.2	Stock Incentive Plan - filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.3	Stock Option Plan - filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.4	Deferred Compensation Plan - filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 13	Annual Report

EXHIBIT 14	Code of Ethics

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Chief Financial Officer

EXHIBIT 32.1	Section 1350 Certification – Chief Executive Officer

EXHIBIT 32.2	Section 1350 Certification – Chief Financial Officer

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

/s/ Linda D’Amario
Linda D’Amario
Comptroller

DATE: March 15, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael G. Cestone	March 15, 2006	/s/ Louis A. DeNaples	March 15, 2006
Michael G. Cestone	Date	Louis A. DeNaples	Date

		/s/ Joseph J. Gentile	March 15, 2006
Michael J. Cestone, Jr.	Date	Joseph J. Gentile	Date

/s/ Joseph Coccia	March 15, 2006	/s/ Joseph O. Haggerty	March 15, 2006
Joseph Coccia	Date	Joseph O. Haggerty	Date

/s/ William P. Conaboy	March 15, 2006	/s/ J. David Lombardi	March 15, 2006
William P. Conaboy	Date	J. David Lombardi	Date

/s/ Michael T. Conahan	March 15, 2006	/s/ John P. Moses	March 15, 2006
Michael T. Conahan	Date	John P. Moses	Date

/s/ Dominick L. DeNaples	March 15, 2006
Dominick L. DeNaples	Date	John R. Thomas	Date