Form 10-Q
period 2006-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2006-05-03
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No.____________

First National Community Bancorp, Inc. (Exact Name of Registrant as Specified in Its Charter)
Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2900790 (I.R.S. Employer Identification Number)
102 E. Drinker St. Dunmore, PA (Address of Principal Executive Offices)	18512 (Zip Code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	_____	Accelerated Filer	X	Non-Accelerated Filer	______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value

(Title of Class)

12,250,211 shares

(Outstanding at April 24, 2006)

FIRST NATIONAL COMMUNITY BANCORP, INC.

	INDEX
		Page No.
Part I - Financial Statements

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition
	March 31, 2006 (unaudited) and December 31, 2005	1
	Consolidated Statements of Income
	Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)	2
	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity
	Three Months Ended March 31, 2006 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II - Other Information:		19-21

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures		22

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2006	Dec. 31, 2005
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 16,825	$ 21,880
Federal funds sold	0	0
Total cash and cash equivalents	16,825	21,880
Interest-bearing balances with financial institutions	2,178	2,178
Securities:
Available-for-sale, at fair value	225,442	228,881
Held-to-maturity, at cost (fair value $1,673 on March 31, 2006 and $1,648 on December 31, 2005)	1,580	1,561
Federal Reserve Bank and FHLB stock, at cost	7,875	7,781
Net loans	727,045	707,248
Bank premises and equipment	10,641	10,620
Other assets	29,305	27,940
Total Assets	$1,020,891	$1,008,089

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 73,435	$ 75,351
Interest bearing demand	248,450	239,590
Savings	73,883	87,028
Time ($100,000 and over)	152,027	131,635
Other time	225,633	217,062
Total deposits	773,428	750,666
Borrowed funds	151,592	164,105
Other liabilities	9,932	8,899
Total Liabilities	$ 934,952	$ 923,670
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 12,243,911 shares at March 31, 2006 and 12,188,750 shares at December 31, 2005	$ 15,305	$ 15,236
Additional Paid-in Capital	49,236	46,792
Retained Earnings	23,255	22,915
Accumulated Other Comprehensive Income (Loss)	(1,857)	(524)
Total shareholders' equity	$ 85,939	$ 84,419
Total Liabilities and Shareholders’ Equity	$1,020,891	$1,008,089

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All share and per share information includes the retroactive effect of the 10% stock dividend paid March 31, 2006.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Interest Income:
Loans	$ 12,657	$ 9,289
Balances with banks	23	13
Investments	2,678	2,454
Federal Funds Sold	5	7
Total interest income	15,363	11,763
Interest Expense:
Deposits	5,243	3,001
Borrowed Funds	1,831	1,724
Total interest expense	7,074	4,725
Net Interest Income before Loan Loss Provision	8,289	7,038
Provision for credit losses	270	240
Net interest income	8,019	6,798
Other Income:
Service charges	634	503
Other Income	400	392
Gain on sale of:
Loans	61	89
Securities	(1)	52
Other Real Estate	33	0
Total other income	1,127	1,036
Other expenses:
Salaries & benefits	2,514	2,257
Occupancy & equipment	752	768
Directors fees	150	117
Advertising expense	180	165
Data processing expense	366	357
Bank Shares Tax	141	143
Other	826	716
Total other expenses	4,929	4,523
Income before income taxes	4,217	3,311
Income tax expense	1,023	705
NET INCOME	$ 3,194	$ 2,606

Basic earnings per share	$ 0.26	$ 0.22
Diluted earnings per share	$ 0.25	$ 0.21

Weighted average number of basic shares	12,216,508	12,025,853
Weighted average number of diluted shares	12,529,706	12,389,088

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	March 31,	March 31,
	2006	2005
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 15,665	$ 11,909
Fees & Commissions Received	1,033	894
Interest Paid	(6,424)	(4,572)
Income Taxes Paid	(719)	(425)
Cash Paid to Suppliers & Employees	(5,262)	(4,542)
Net Cash Provided by Operating Activities	$ 4,293	$ 3,264
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$ 6,196	$ 2,626
Proceeds from Calls prior to maturity	5,688	4,691
Proceeds from Maturities	0	5,000
Purchases	(10,811)	(12,090)
Net Increase in Loans to Customers	(19,972)	(5,548)
Capital Expenditures	(358)	(291)
Net Cash Used by Investing Activities	$(19,257)	$ (5,612)
Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$ (6,202)	$(8,489)
Net Increase in Certificates of Deposit	28,964	14,227
Net Decrease in Borrowed Funds	(12,512)	(1,880)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	707	604
Net Proceeds from Issuance of Common Stock – Stock Option Plans	179	448
Dividends Paid	(1,221)	(985)
Cash dividends paid in lieu of fractional shares – 10% stock dividend	(6)	0
Net Cash Provided by Financing Activities	$ 9,909	$ 3,925
Net Increase/(Decrease) in Cash and Cash Equivalents	$ (5,055)	$ 1,577
Cash & Cash Equivalents at Beginning of Year	$ 21,880	$ 15,353
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 16,825	$ 16,930

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 3,194	$ 2,606
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	233	250
Depreciation	336	321
Provision for Probable Credit Losses	270	240
Provision for Deferred Taxes	(76)	(58)
Gain on Sale of Loans	(61)	(89)
Loss/(Gain) on Sale of Investment Securities	1	(52)
Gain on Sale of Other Real Estate	(33)	0
Increase in Taxes Payable	214	164
Decrease (Increase) in Interest Receivable	69	(104)
Decrease in Interest Payable	650	153
Increase in Prepaid Expenses and Other Assets	(672)	(460)
Increase in Accrued Expenses and Other Liabilities	168	293
Total Adjustments	$ 1,099	$ 658
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 4,293	$ 3,264

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2006
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2005		12,188,750	$15,236	$46,792	$22,915	$(524)	$84,419
Comprehensive Income:
Net income for the period	3,194				3,194		3,194
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $686	(2,202)
Reclassification adjustment for gain or loss included in income (tax effect of $295)	869
Total other comprehensive income, net of tax	(1,333)					(1,333)	(1,333)
Comprehensive Income	1,861
Issuance of Common Stock – Stock Option Plans		22,500	28	151			179
Issuance of Common Stock through Dividend Reinvestment		27,861	35	672			707
Cash dividends paid, $0.11 per share					(1,221)		(1,221)
10% stock dividend (adjustment for new shares and price difference)		4,800	6	1,621	(1,627)		0
Cash dividends paid in lieu of fractional shares					(6)		(6)
BALANCES, MARCH 31, 2006		12,243,911	$15,305	$49,236	$23,255	$(1,857)	$85,939

All share and per share information includes the retroactive effect of the 10% stock dividend paid March 31, 2006.

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)            The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of First National Community Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 2005.

(2)           Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 12,216,508 and 12,025,853 for the periods ending March 31, 2006 and 2005, respectively, after giving retroactive effect to the 10% stock dividend paid March 31, 2006.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 12,529,706 and 12,389,088 for the periods ending March 31, 2006 and 2005, respectively, after giving retroactive effect to the 10% stock dividend paid March 31, 2006.

(3)           On February 22, 2006, the company’s Board of Directors declared a 10% stock dividend payable March 31, 2006 to shareholders of record on March 20, 2006. As a result of the announcement, the company’s December 31, 2005 financial statements were adjusted to reflect the retroactive effect of the stock dividend based on the number of shares outstanding and the market value of the shares on December 31, 2005. The issuance of additional shares of stock through the exercise of stock options and the reinvestment of first quarter dividends necessitated an adjustment of capital based on the actual number of shares and the market value on March 20, 2006, the record date. This adjustment is reflected in the Consolidated Statement of Changes in Stockholders’ Equity included in this Form 10-Q for the period ended March 31, 2006.

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

There were no stock option awards granted during the first quarters of 2006 or 2005.

(6)

A summary of the status of the Corporation’s stock option plans is presented below:

	Three months ended March 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	332,920	$10.80	396,220	$ 9.08
Granted	0		0
Exercised	(22,500)	7.95	(61,911)	7.23
Forfeited	0		0
Outstanding at the end of the period	310,420	11.06	334,309	9.43

Options exercisable at March 31,	282,370	9.76	310,439	8.55
Weighted average fair value of options granted during the period		---		---

Information pertaining to options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.49-$24.14	310,420	6.8 years	$11.06	282,370	$ 9.76

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended March 31, 2006 and 2005. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of March 31, 2006, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At March 31, 2006, the company had 237 full-time equivalent employees.

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

Summary:

Net income for the three months ended March 31, 2006 amounted to $3,194,000, an increase of $588,000 or 23% compared to the same period of the previous year. This increase can be attributed to the $1,221,000 improvement in net interest income. Other income increased $91,000 due to an increase in service charges. Other expenses increased $406,000, or 9%, over the same period of last year due primarily to an increase in Salaries & Benefits of $257,000.

RESULTS OF OPERATIONS

Net Interest Income:

The Company’s primary source of revenue is net interest income which totaled $8,289,000 and $7,038,000 (before the provision for credit losses) during the first three months of 2006 and 2005, respectively. The year to date net interest margin (tax equivalent) increased eighteen basis points to 3.66% in 2006 compared to 2005 comprised of a ninety-four basis point increase in the yield earned on earning assets and an eighty-nine basis point increase in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2006 margin would be 3.81% which is sixteen basis points higher than the 3.65% recorded during the first three months of last year.

Earning assets increased $18 million to $974 million during the first three months of 2006 and total 95.4% of total assets, a slight increase from the 94.8% at year-end.

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

	Three-months ended March 31,
	2006
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$692,825	$12,286	7.11%
Loans (tax-free) (1)	30,456	371	7.37
Investment securities (taxable)	173,590	1,889	4.35
Investment securities (tax-free)(1)	66,106	789	7.24
Time deposits with banks and federal funds sold	2,601	28	4.32
Total interest-earning assets	965,578	15,363	6.62%
Non-interest earning assets	48,633
Total Assets	$1,014,211
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$689,538	$ 5,243	3.08%
Borrowed funds	157,474	1,831	4.65
Total interest-bearing liabilities	847,012	7,074	3.38%
Other liabilities and shareholders' equity	167,199
Total Liabilities and Shareholders' Equity	$1,014,211

Net interest income/rate spread		$ 8,289	3.24%

Net yield on average interest-earning assets			3.66%

Interest-earning assets as a percentage of interest-bearing liabilities			114%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Three-months ended March 31,
	2005
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$604,316	$ 8,945	5.93%
Loans (tax-free) (1)	30,121	344	6.92
Investment securities (taxable)	174,579	1,789	4.10
Investment securities (tax-free)(1)	54,017	665	7.46
Time deposits with banks and federal funds sold	3,234	20	2.55
Total interest-earning assets	866,267	11,763	5.68%
Non-interest earning assets	45,155
Total Assets	$911,422
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$608,181	$ 3,001	2.00%
Borrowed funds	157,250	1,724	4.39
Total interest-bearing liabilities	765,431	4,725	2.49%
Other liabilities and shareholders' equity	145,991
Total Liabilities and Shareholders' Equity	$911,422

Net interest income/rate spread		$ 7,038	3.19%

Net yield on average interest-earning assets			3.48%

Interest-earning assets as a percentage of interest-bearing liabilities			113%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(11)

Rate Volume Analysis

The table below sets forth certain information regarding the changes in the components of net interest income for the periods indicated. For each category of interest earning asset and interest bearing liability, information is provided on changes attributed to: (1) changes in rate (change in rate multiplied by current volume); (2) changes in volume (change in volume multiplied by old rate); (3) the total. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate (in thousands).

	Period Ended March 31, 2006 vs 2005
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$2,013	$1,328	$3,341
Loans (tax-free)	23	4	27
Investment securities (taxable)	108	(8)	100
Investment securities (tax-free)	(25)	149	124
Time deposits with banks and federal funds sold	11	(3)	8
Total interest income	$2,130	$1,470	$3,600

Deposits	$1,818	$ 424	$2,242
Borrowed funds	104	3	107
Total interest expense	$1,922	$ 427	$2,349
Net change in net interest income	$ 208	$1,043	$1,251

	Period Ended March 31, 2005 vs 2004
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$704	$ 886	$1,590
Loans (tax-free)	(17)	86	69
Investment securities (taxable)	(75)	212	137
Investment securities (tax-free)	(22)	(30)	(52)
Time deposits with banks and federal funds sold	7	(6)	1
Total interest income	$597	$1,148	$1,745

Deposits	$147	$ 384	$ 531
Borrowed funds	(32)	177	145
Total interest expense	$115	$ 561	$ 676
Net change in net interest income	$482	$ 587	$1,069

(12)

Other Income and Expenses:

Other income in the first three months of 2006 increased $91,000 in comparison to the same period of 2005. Service charges and fees increased $139,000, or 16%, over the prior period. Income from service charges increased $131,000, or 26%, in comparison to the same period of last year while other fee income increased $8,000, or 2%. A larger deposit base and new fee based services contributed to the increase. Net gains from the sale of assets decreased $48,000 from last year due primarily to a reduction in securities sales.

Other expenses increased $406,000 or 9% for the period ended March 31, 2006 compared to the same period of the previous year. Salaries and Benefits costs added $257,000, or 11% in comparison to the first three months of 2005. Occupancy and equipment costs decreased 2%, directors fees increased 28%, advertising costs rose 9%, data processing costs rose 3%, bank shares tax expense decreased 1% and other operating expenses increased $110,000, or 15%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2006	2005
Provision at statutory rate	$1,436	$1,128
Add (Deduct):
Tax effect of non-taxable interest income	(446)	(361)
Non-deductible interest expense	57	36
Tax benefit from stock options exercised	(30)	(89)
Deferred tax benefits	0	(15)
Other items, net	6	6
Income tax expense	$1,023	$705

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	March 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$ 47,780	$ 47,780	$ 48,175	$ 48,175
Obligations of state & political subdivisions	70,050	70,143	65,226	65,313
Collateralized mortgage obligations	46,547	46,547	47,368	47,368
Mortgage-backed securities	41,778	41,778	48,682	48,682
Corporate debt securities	19,877	19,877	20,008	20,008
Equity securities and mutual funds	990	990	983	983
Total	$227,022	$227,115	$230,442	$230,529

(13)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2006 of the Company’s Investment Securities classified as available-for-sale (in thousands):

	March 31, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 48,554	$ 0	$ 774	$ 47,780
Obligations of state and political subdivisions:	67,017	1,817	364	68,470
Collateralized mortgage obligations:	48,249	0	1,702	46,547
Mortgage-backed securities:	43,337	0	1,559	41,778
Corporate debt securities:	20,088	119	330	19,877
Equity securities and mutual funds:	1,010	0	20	990
Total	$228,255	$1,936	$4,749	$225,442

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2006 of the Company’s Investment Securities classified as held-to-maturity (dollars in thousands):

March 31, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,580	$ 93	$ 0	$ 1,673
Total	$ 1,580	$ 93	$ 0	$ 1,673

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at March 31, 2006 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 0	$ 0	$ 0	$ 0
After one year through five years	11,657	11,505	0	0
After five years through ten years	38,627	38,240	0	0
After ten years	85,375	86,382	1,580	1,673
Collateralized mortgage obligations	42,171	40,777	0	0
Mortgage-backed securities	49,415	47,548	0	0
Total	$227,245	$224,452	$1,580	$1,673

Gross proceeds from the sale of investment securities for the periods ended March 31, 2006 and 2005 were $6,196,266 and $2,625,593 respectively with the gross realized gains being $27,900 and $57,838 respectively, and gross realized losses being $28,736 and $5,413, respectively.

At March 31, 2006 and 2005, investment securities with a carrying amount of $169,531,975 and $142,298,403 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$110,793	15.5	$111,137	15.6
Real estate loans, secured by nonfarm, nonresidential properties	384,181	49.0	367,445	51.4
Commercial & industrial loans	134,504	20.1	132,838	18.6
Loans to individuals for household, family and other personal expenditures	73,066	10.7	73,217	10.2
Loans to state and political subdivisions	31,872	4.7	29,971	4.2
All other loans, including overdrafts	250	0.0	168	0.0
Total Gross Loans	$734,666	100.0	$714,776	100.0
Less: Allow. for Credit Losses	(7,622)		(7,528)
Net Loans	$727,044		$707,248

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Three months Ended March 31, 2006	Year to date Ended Dec. 31, 2005
Balance, January 1	$7,528	$7,100
Recoveries Credited	118	590
Losses Charged	(294)	(2,022)
Provision for Credit Losses	270	1,860
Balance at End of Period	$7,622	$7,528

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	March 31, 2006	Dec 31, 2005
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	764	70
Loans past due 90 days or more and still accruing	690	721
Total non-performing loans	1,454	791
Other Real Estate Owned	0	0
Total non-performing assets	$1,454	$791

Non-performing loans as a percentage of gross loans	0.2%	0.1%
Non-performing assets as a percentage of total assets	0.1%	0.1%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at March 31, 2006 were comprised of four credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the Company’s independent accountants. A monthly provision of $90,000 was credited to the allowance during the first three months of 2006. A monthly provision of $80,000 was credited to the allowance during the first three months of 2005. The ratio of the loan loss reserve to total loans at March 31, 2006 and 2005 was 1.04% and 1.15%, respectively.

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

The short-term liquidity position of the company is strong as evidenced by $16,825,000 in cash and cash equivalents and $2,178,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $29 million or 12% of the portfolio maturing expected to provide cash flow within one year through maturities, projected calls or principal reductions.

The company has relied primarily on its retail deposits as a source of funds. The bank is primarily a seller of Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include repurchase agreements, Federal Home Loan Bank advances, the Federal Reserve Discount Window and the Brokered CD market.

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

Total stockholders' equity increased $1,520,000 or 2% during the first three months of 2006 comprised of an increase in retained earnings in the amount of $1,967,000 after paying cash dividends, $886,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $1,333,000 decrease in other comprehensive income. During the same period of 2005, total stockholders' equity increased $771,000, or 1%, comprised of an increase in retained earnings of $1,621,000, after paying cash dividends and $1,052,000 from stock issued through Dividend Reinvestment offset by a $1,902,000 decrease in other comprehensive income. The total dividend payout during the first three months of 2006 and 2005 represents $.11 per share and $.08 per share, respectively, after adjusting for the retroactive effect of the 10% stock dividend paid March 31, 2006. Excluding the impact due to securities valuation, increases in core equity amounted to $2,853,000 and $2,673,000, respectively.

(17)

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2006, First National Community Bank met all capital requirements with a leverage ratio of 8.63% and core capital and total risk-based capital ratios of 10.50% and 11.41%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first three months of 2006. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2005.

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

As of March 31, 2006, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of March 31, 2006.

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

The Company Is Subject To Lending Risk

As of March 31, 2006, approximately 52% of the Company’s loan portfolio consisted of commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Company’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At March 31, 2006, its allowance for loan losses totaled $7.6 million, representing 1.04% of its total loans.

(19)

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

(20)

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	May 3, 2006	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	May 3, 2006	/s/ William Lance
William Lance, Treasurer/
Principal Financial Officer

(22)