Form 10-Q
period 2006-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2006-08-08
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 333-24121

First National Community Bancorp, Inc. (Exact Name of Registrant as Specified in Its Charter)
Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2900790 (I.R.S. Employer Identification Number)
102 E. Drinker St. Dunmore, PA (Address of Principal Executive Offices)	18512 (Zip Code)
(570) 346-7667 (Registrant’s Telephone Number, Including Area Code)
_______________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Common Stock, $1.25 par value

(Title of Class)

12,288,721 shares

(Outstanding at July 31, 2006)

FIRST NATIONAL COMMUNITY BANCORP, INC.

	INDEX
			Page No.
Part I - Financial Information

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition June 30, 2006 (unaudited) and December 31, 2005		1
	Consolidated Statements of Income Three Months Ended June 30, 2006 and June 30, 2005 (unaudited) Six Months Ended June 30, 2006 and June 30, 2005 (unaudited)		2
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2006 and June 30, 2005 (unaudited)		3-4
	Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2006 (unaudited)		5
	Notes to Consolidated Financial Statements		6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		18

Item 4.	Controls and Procedures		18

Part II - Other Information:			19

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

	Signatures		20

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2006	Dec. 31, 2005
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 19,332	$ 21,880
Federal funds sold	0	0
Total cash and cash equivalents	19,332	21,880
Interest-bearing balances with financial institutions	1,881	2,178
Securities:
Available-for-sale, at fair value	222,829	228,881
Held-to-maturity, at cost (fair value $1,656 on June 30, 2006 and $1,648 on December 31, 2005)	1,600	1,561
Federal Reserve Bank and FHLB stock, at cost	7,352	7,781
Net loans	752,771	707,248
Bank premises and equipment	10,559	10,620
Other assets	30,240	27,940
Total Assets	$1,046,564	$1,008,089

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 74,341	$ 75,351
Interest bearing demand	234,056	239,590
Savings	72,968	87,028
Time ($100,000 and over)	158,921	131,635
Other time	249,478	217,062
Total deposits	789,764	750,666
Borrowed funds	158,313	164,105
Other liabilities	11,369	8,899
Total Liabilities	$ 959,446	$ 923,670
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 12,287,621 shares at June 30, 2006 and 12,188,750 shares at December 31, 2005	$ 15,360	$ 15,236
Additional Paid-in Capital	50,108	46,792
Retained Earnings	25,260	22,915
Accumulated Other Comprehensive Income (Loss)	(3,610)	(524)
Total shareholders' equity	$ 87,118	$ 84,419
Total Liabilities and Shareholders’ Equity	$1,046,564	$1,008,089

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All share and per share information includes the retroactive effect of the 10% stock dividend paid March 31, 2006.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Interest Income:
Loans	$ 13,673	$ 10,113	$ 26,330	$ 19,402
Balances with banks	22	14	45	27
Investments	2,814	2,561	5,492	5,015
Federal Funds Sold	9	14	14	21
Total interest income	16,518	12,702	31,881	24,465
Interest Expense:
Deposits	5,960	3,465	11,203	6,466
Borrowed Funds	1,909	1,770	3,740	3,494
Total interest expense	7,869	5,235	14,943	9,960
Net Interest Income before Loan Loss Provision	8,649	7,467	16,938	14,505
Provision for credit losses	270	240	540	480
Net interest income	8,379	7,227	16,398	14,025
Other Income:
Service charges	669	571	1,303	1,074
Other Income	423	373	823	765
Gain / (Loss) on sale of:
Loans	12	51	73	140
Securities	0	(97)	(1)	(45)
Other Real Estate	0	14	33	14
Total other income	1,104	912	2,231	1,948
Other expenses:
Salaries & benefits	2,521	2,303	5,035	4,560
Occupancy & equipment	739	729	1,491	1,497
Directors fees	150	117	300	234
Advertising expense	180	165	360	330
Data processing expense	382	352	748	709
Bank shares tax	140	143	281	286
Other	896	802	1,722	1,518
Total other expenses	5,008	4,611	9,937	9,134
Income before income taxes	4,475	3,528	8,692	6,839
Income tax expense	1,122	748	2,145	1,453
NET INCOME	$ 3,353	$ 2,780	$ 6,547	$ 5,386

Basic earnings per share	$ 0.27	$ 0.23	$ 0.53	$ 0.45
Diluted earnings per share	$ 0.27	$ 0.22	$ 0.52	$ 0.43

Weighted average number of basic shares	12,260,403	12,088,935	12,238,577	12,057,568
Weighted average number of diluted shares	12,559,476	12,412,150	12,544,673	12,400,683

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	June 30,	June 30,
	2006	2005
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 32,199	$ 24,835
Fees & Commissions Received	2,126	1,839
Interest Paid	(13,127)	(9,285)
Income Taxes Paid	(2,175)	(1,275)
Cash Paid to Suppliers & Employees	(9,260)	(7,929)
Net Cash Provided by Operating Activities	$ 9,763	$ 8,185
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$ 6,196	$ 16,050
Proceeds from Calls prior to maturity	12,132	9,007
Proceeds from Maturities	0	5,000
Purchases	(16,903)	(28,500)
Net Decrease in Interest-Bearing Bank Balances	297	0
Net Increase in Loans to Customers	(45,956)	(43,174)
Capital Expenditures	(621)	(563)
Net Cash Used by Investing Activities	$(44,855)	$ (42,180)
Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$(20,605)	$(19,545)
Net Increase in Certificates of Deposit	59,702	42,669
Net Increase / (Decrease) in Borrowed Funds	(5,791)	17,663
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	1,518	1,180
Net Proceeds from Issuance of Common Stock – Stock Option Plans	295	561
Dividends Paid	(2,569)	(1,975)
Cash dividends paid in lieu of fractional shares – 10% stock dividend	(6)	0
Net Cash Provided by Financing Activities	$ 32,544	$ 40,553
Net Increase / (Decrease) in Cash and Cash Equivalents	$ (2,548)	$ 6,558
Cash & Cash Equivalents at Beginning of Year	$ 21,880	$ 15,353
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 19,332	$ 21,911

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 6,547	$ 5,386
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	340	450
Depreciation	682	646
Provision for Probable Credit Losses	540	480
Provision for Deferred Taxes	(152)	(117)
Gain on Sale of Loans	(73)	(140)
Loss on Sale of Investment Securities	1	45
Gain on Sale of Other Real Estate	(33)	(14)
Increase (Decrease) in Taxes Payable	(44)	120
Increase in Interest Receivable	(22)	(80)
Increase in Interest Payable	1,816	675
Decrease (Increase) in Prepaid Expenses and Other Assets	(537)	56
Increase in Accrued Expenses and Other Liabilities	698	678
Total Adjustments	$ 3,216	$ 2,799
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 9,763	$ 8,185

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2006
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2005		12,188,750	$15,236	$46,792	$22,915	$(524)	$84,419
Comprehensive Income:
Net income for the period	6,547				6,547		6,547
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $1,590	(3,955)
Reclassification adjustment for gain or loss included in income (tax effect of $295)	869
Total other comprehensive income, net of tax	(3,086)					(3,086)	(3,086)
Comprehensive Income	3,461
Issuance of Common Stock – Stock Option Plans		36,950	46	249			295
Issuance of Common Stock through Dividend Reinvestment		57,121	72	1,446			1,518
Cash dividends paid, $0.22 per share					(2,569)		(2,569)
10% stock dividend (adjustment for new shares and price difference)		4,800	6	1,621	(1,627)		0
Cash dividends paid in lieu of fractional shares					(6)		(6)
BALANCES, JUNE 30, 2006		12,287,621	$15,360	$50,108	$25,260	$(3,610)	$87,118

All share and per share information includes the retroactive effect of the 10% stock dividend paid March 31, 2006.

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)            The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005.

(2)           Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 12,238,577 and 12,057,568 for the periods ending June 30, 2006 and 2005, respectively, after giving retroactive effect to the 10% stock dividend paid March 31, 2006.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 12,544,673 and 12,400,683 for the periods ending June 30, 2006 and 2005, respectively, after giving retroactive effect to the 10% stock dividend paid March 31, 2006.

(3)           On February 22, 2006, the Company’s Board of Directors declared a 10% stock dividend payable March 31, 2006 to shareholders of record on March 20, 2006. As a result of the announcement, the Company’s December 31, 2005 financial statements were adjusted to reflect the retroactive effect of the stock dividend based on the number of shares outstanding and the market value of the shares on December 31, 2005. The issuance of additional shares of stock through the exercise of stock options and the reinvestment of first quarter dividends necessitated an adjustment of capital based on the actual number of shares and the market value on March 20, 2006, the record date. This adjustment is reflected in the Consolidated Statement of Changes in Stockholders’ Equity included in this Form 10-Q for the period ended June 30, 2006.

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

There were no stock option awards granted during the first two quarters of 2006 or 2005.

(5)          On July 26, 2006, the Company entered into an agreement with Harleysville National Bank and Trust Company to purchase a branch office located at 1001 Main street, Honesdale, Pennsylvania 18431. Under the terms of the agreement, the Company will acquire the loans, deposits and other assets and liabilities of the branch. It is anticipated that the transaction will be completed in the fourth quarter of 2006.

(6)

A summary of the status of the Company’s stock option plans is presented below:

	Six months ended June 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	332,920	$10.80	396,220	$ 9.08
Granted	0		0
Exercised	(36,950)	7.55	(77,550)	7.24
Forfeited	0		0
Outstanding at the end of the period	295,970	11.20	318,670	9.53

Options exercisable at March 31,	295,970	11.20	318,670	9.53
Weighted average fair value of options granted during the period		---		---

Information pertaining to options outstanding at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.49-$24.14	295,970	6.6 years	$11.20	295,970	$11.20

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended June 30, 2006 and 2005. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

Background

The company is a Pennsylvania Corporation, incorporated in 1997 and is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it assumed ownership of First National Community Bank (the “bank”). On November 2, 2000, the Federal Reserve Bank of Philadelphia approved the company’s application to change its status to a financial holding company as a complement to the company’s strategic objective which includes expansion into financial services activities. The bank is a wholly-owned subsidiary of the company.

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of June 30, 2006, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At June 30, 2006, the company had 246 full-time equivalent employees.

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

Summary:

Net income for the six months ended June 30, 2006 amounted to $6,547,000, an increase of $1,161,000 or 22% compared to the same period of the previous year. This increase can be attributed to the $2,373,000 improvement in net interest income. Other income increased $283,000 primarily due to an increase in service charges. Other expenses increased $803,000, or 9%, over the same period of last year due primarily to an increase in Salaries & Benefits of $475,000.

Net income for the three months ended June 30, 2006 amounted to $3,353,000, an increase of $573,000 or 21% compared to the same period of the previous year. This increase can be attributed to the $1,152,000 improvement in net interest income. Other income increased $192,000 primarily due to an increase in service charges. Other expenses increased $397,000, or 9%, over the same period of last year due primarily to an increase in Salaries & Benefits of $218,000.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $16,938,000 and $14,505,000 (before the provision for credit losses) during the first six months of 2006 and 2005, respectively. The year to date net interest margin (tax equivalent) increased fifteen basis points to 3.68% in 2006 compared to 2005 comprised of a ninety-four basis point increase in the yield earned on earning assets and a ninety-one basis point increase in the cost of interest-bearing liabilities as the rate earned on interest sensitive assets such as loans and investments rose faster than the rates paid for interest sensitive deposits and other liabilities. Excluding investment leveraging transactions, the 2006 margin would be 3.83% which is thirteen basis points higher than the 3.70% recorded during the first six months of last year.

Earning assets increased $43 million to $999 million during the first six months of 2006 and total 95.5% of total assets, a slight increase from the 94.8% at year-end.

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

	Six-months ended June 30,
	2006
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$704,328	$25,576	7.24%
Loans (tax-free) (1)	30,970	754	7.34
Investment securities (taxable)	171,825	3,877	4.51
Investment securities (tax-free)(1)	67,695	1,615	7.23
Time deposits with banks and federal funds sold	2,724	59	4.39
Total interest-earning assets	977,542	31,881	6.75%
Non-interest earning assets	48,570
Total Assets	$1,026,112
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$699,815	$11,203	3.23%
Borrowed funds	158,275	3,740	4.70
Total interest-bearing liabilities	858,090	14,943	3.50%
Other liabilities and shareholders' equity	168,022
Total Liabilities and Shareholders' Equity	$1,026,112

Net interest income/rate spread		$16,938	3.25%

Net yield on average interest-earning assets			3.68%

Interest-earning assets as a percentage of interest-bearing liabilities			114%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Six-months ended June 30,
	2005
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$609,833	$18,703	6.10%
Loans (tax-free) (1)	32,048	699	6.92
Investment securities (taxable)	175,718	3,647	4.15
Investment securities (tax-free)(1)	55,696	1,368	7.44
Time deposits with banks and federal funds sold	3,498	48	2.73
Total interest-earning assets	876,793	24,465	5.81%
Non-interest earning assets	44,599
Total Assets	$921,392
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$614,860	$ 6,466	2.12%
Borrowed funds	156,885	3,494	4.43
Total interest-bearing liabilities	771,745	9,960	2.59%
Other liabilities and shareholders' equity	149,647
Total Liabilities and Shareholders' Equity	$921,392

Net interest income/rate spread		$14,505	3.22%

Net yield on average interest-earning assets			3.53%

Interest-earning assets as a percentage of interest-bearing liabilities			114%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended June 30, 2006 vs 2005
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$3,992	$2,881	$6,873
Loans (tax-free)	43	12	55
Investment securities (taxable)	303	(73)	230
Investment securities (tax-free)	(48)	295	247
Time deposits with banks and federal funds sold	22	(11)	11
Total interest income	$4,312	$3,104	$7,416

Deposits	$3,741	$ 996	$4,737
Borrowed funds	215	31	246
Total interest expense	$3,956	$1,027	$4,983
Net change in net interest income	$ 356	$2,077	$2,433

	Period Ended June 30, 2005 vs 2004
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$2,008	$1,806	$3,814
Loans (tax-free)	(12)	104	92
Investment securities (taxable)	81	264	345
Investment securities (tax-free)	(60)	83	23
Time deposits with banks and federal funds sold	23	(7)	16
Total interest income	$2,040	$2,250	$4,290

Deposits	$1,172	$ 370	$1,542
Borrowed funds	88	172	260
Total interest expense	$1,260	$ 542	$1,802
Net change in net interest income	$ 780	$1,708	$2,488

(12)

Other Income and Expenses:

Other income in the first six months of 2006 increased $283,000 in comparison to the same period of 2005. Service charges and fees increased $287,000, or 16%, over the prior period. Income from service charges increased $229,000, or 21%, in comparison to the same period of last year while other fee income increased $58,000, or 8%. A larger deposit base and new fee based services contributed to the increase.

On a quarterly basis, other income for the second quarter of 2006 increased $192,000 in comparison to the same quarter of 2005. Service charges and fees increased $148,000, or 16%, over the prior period. Income from service charges increased $98,000, or 17%, in comparison to the same period of last year while other fee income increased $50,000, or 13%. Net gains from asset sales increased $44,000 when compared to the second quarter of 2005.

Other expenses increased $803,000 or 9% for the period ended June 30, 2006 compared to the same period of the previous year. Salaries and Benefits costs added $475,000, or 10% in comparison to the first six months of 2005. Occupancy and equipment costs decreased slightly, directors fees increased 28%, advertising costs rose 9%, data processing costs rose 6%, bank shares tax expense decreased 2% and other operating expenses increased $204,000, or 13%.

Other expenses for the second quarter of 2006 increased $397,000, or 9% in comparison to the same period of 2005. Salaries and Benefits costs increased $218,000, or 9%. Directors fees increased 28%, advertising costs and data processing costs each rose 9%, bank shares tax expense decreased 2% and other operating expenses increased $94,000, or 12%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2006	2005
Provision at statutory rate	$2,987	$2,332
Add (Deduct):
Tax effect of non-taxable interest income	(908)	(739)
Non-deductible interest expense	120	79
Tax benefit from stock options exercised	(68)	(204)
Deferred tax benefits	0	(30)
Other items, net	14	15
Income tax expense	$2,145	$1,453

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	June 30, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$ 47,286	$ 47,286	$ 48,175	$ 48,175
Obligations of state & political subdivisions	69,345	69,401	65,226	65,313
Collateralized mortgage obligations	45,920	45,920	47,368	47,368
Mortgage-backed securities	41,151	41,151	48,682	48,682
Corporate debt securities	19,764	19,764	20,008	20,008
Equity securities and mutual funds	963	963	983	983
Total	$224,429	$224,485	$230,442	$230,529

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2006 of the company’s Investment Securities classified as available-for-sale (in thousands):

	June 30, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 48,521	$ 0	$1,235	$ 47,286
Obligations of state and political subdivisions:	67,146	1,337	738	67,745
Collateralized mortgage obligations:	48,114	0	2,194	45,920
Mortgage-backed securities:	43,422	0	2,271	41,151
Corporate debt securities:	20,085	119	440	19,764
Equity securities and mutual funds:	1,010	0	47	963
Total	$228,298	$1,456	$6,925	$222,829

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2006 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

June 30, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,600	$ 56	$ 0	$ 1,656
Total	$ 1,600	$ 56	$ 0	$ 1,656

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at June 30, 2006 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 0	$ 0	$ 0	$ 0
After one year through five years	11,351	11,078	0	0
After five years through ten years	38,253	37,582	0	0
After ten years	86,149	86,135	1,600	1,656
Collateralized mortgage obligations	48,114	45,920	0	0
Mortgage-backed securities	43,422	41,151	0	0
Total	$227,289	$221,866	$1,600	$1,656

Gross proceeds from the sale of investment securities for the periods ended June 30, 2006 and 2005 were $6,196,266 and $16,050,060 respectively with the gross realized gains being $27,900 and $102,191 respectively, and gross realized losses being $28,736 and $146,844, respectively.

At June 30, 2006 and 2005, investment securities with a carrying amount of $176,373,830 and $142,105,045 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$117,194	15.4	$111,137	15.6
Real estate loans, secured by nonfarm, nonresidential properties	392,466	51.6	367,445	51.4
Commercial & industrial loans	145,170	19.1	132,838	18.6
Loans to individuals for household, family and other personal expenditures	74,037	9.8	73,217	10.2
Loans to state and political subdivisions	31,273	4.1	29,971	4.2
All other loans, including overdrafts	424	0.0	168	0.0
Total Gross Loans	$760,564	100.0	$714,776	100.0
Less: Allow. for Credit Losses	(7,793)		(7,528)
Net Loans	$752,771		$707,248

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Six months Ended June 30, 2006	Year to date Ended Dec. 31, 2005
Balance, January 1	$7,528	$7,100
Recoveries Credited	190	590
Losses Charged	(465)	(2,022)
Provision for Credit Losses	540	1,860
Balance at End of Period	$7,793	$7,528

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	June 30, 2006	Dec 31, 2005
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	763	70
Loans past due 90 days or more and still accruing	784	721
Total non-performing loans	1,547	791
Other Real Estate Owned	0	0
Total non-performing assets	$1,547	$791

Non-performing loans as a percentage of gross loans	0.2%	0.1%
Non-performing assets as a percentage of total assets	0.1%	0.1%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at June 30, 2006 were comprised of four credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal. The increase in nonaccrual loans during the first six months of 2006 is comprised of one credit on which the anticipated loss is minimal.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $90,000 was credited to the allowance during the first six months of 2006. A monthly provision of $80,000 was credited to the allowance during the first six months of 2005. The ratio of the loan loss reserve to total loans at June 30, 2006 and 2005 was 1.02% and 1.15%, respectively.

(16)

Asset/Liability Management, Interest Rate Sensitivity and Inflation

The major objectives of the company’s asset and liability management are to (1) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges, (2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. The bank manages these objectives through its Senior Management and Asset and Liability Management Committees. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the bank’s earnings sensitivity to changes in these rates.

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

The short-term liquidity position of the company is strong as evidenced by $19,332,000 in cash and cash equivalents and $1,881,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $27 million or 12% of the portfolio maturing expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity increased $2,699,000 or 3% during the first six months of 2006 comprised of an increase in retained earnings in the amount of $3,972,000 before the 10% stock dividend and after paying cash dividends, $1,813,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $3,086,000 decrease in other comprehensive income. During the same period of 2005, total stockholders' equity increased $5,584,000, or 7%, comprised of an increase in retained earnings of $3,411,000, after paying cash dividends and $1,741,000 from stock issued through Dividend Reinvestment and a $432,000 increase in other comprehensive income. The total dividend payout during the first six months of 2006 and 2005 represents $.22 per share and $.20 per share, respectively, after adjusting for the retroactive effect of the 10% stock dividend paid March 31, 2006. Excluding the impact due to securities valuation, increases in core equity amounted to $6,833,000 and $5,152,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2006, the bank met all capital requirements with a leverage ratio of 8.70% and core capital and total risk-based capital ratios of 10.27% and 11.15%, respectively.

(17)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the company’s exposure to market risk during the first six months of 2006. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2005.

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

The management of the company is responsible for (1) the preparation of the accompanying financial statements; (2) establishing and maintaining internal controls over financial reporting; and (3) the assessment of the effectiveness of internal control over financial reporting. The Securities and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

As of June 30, 2006, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2006.

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

Item 1A. – Risk Factors

No material changes in risk factors occurred from those previously disclosed in the company’s Form 10-K for the year ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 17, 2006 at the company’s Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania.

The following matters were voted upon at the Annual Meeting of Shareholders:

1.	The election of four Class B Directors to serve for a three-year term.

The following Class B Directors were elected to serve until 2009:

	Votes For	Votes Against
Michael G. Cestone	9,357,678	220,218
Michael T. Conahan	9,476,387	101,509
J. David Lombardi	9,422,042	155,853
John R. Thomas	9,379,766	198,130

2.

A proposal to ratify the Audit Committee’s selection of Demetrius & Company, L.L.C., Certified Public Accountants of Wayne, New Jersey, as the auditors of the company for the year ending December 31, 2006.

	Votes For	Votes Against
Auditors	9,555,322	6,867

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit 31.1	Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act

(19)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	August 2, 2006	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	August 2, 2006	/s/ William Lance
William Lance, Treasurer/
Principal Financial Officer

(20)