Form 10-Q
period 2006-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2006-11-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Common Stock, $1.25 par value

(Title of Class)

12,339,079 shares

(Outstanding at October 31, 2006)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

		Page No.
Part I - Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Financial Condition September 30, 2006 (unaudited) and December 31, 2005	1
	Consolidated Statements of Income Three Months Ended September 30, 2006 and September 30, 2005 (unaudited) Nine Months Ended September 30, 2006 and September 30, 2005 (unaudited)	2
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006 and September 30, 2005 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2006 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II - Other Information:		19

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures		20

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 18,419	$ 21,880
Federal funds sold	3,250	0
Total cash and cash equivalents	21,669	21,880
Interest-bearing balances with financial institutions	99	2,178
Securities:
Available-for-sale, at fair value	239,609	228,881
Held-to-maturity, at cost (fair value $1,816 on September 30, 2006 and $1,648 on December 31, 2005)	1,619	1,561
Federal Reserve Bank and FHLB stock, at cost	7,215	7,781
Net loans	773,941	707,248
Bank premises and equipment	10,365	10,620
Other assets	29,279	27,940
Total Assets	$1,083,796	$1,008,089

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 76,007	$ 75,351
Interest bearing demand	278,501	239,590
Savings	70,346	87,028
Time ($100,000 and over)	149,904	131,635
Other time	254,783	217,062
Total deposits	829,541	750,666
Borrowed funds	147,805	164,105
Other liabilities	12,566	8,899
Total Liabilities	$ 989,912	$ 923,670
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 12,330,579 shares at September 30, 2006 and 12,188,750 shares at December 31, 2005	$ 15,413	$ 15,236
Additional Paid-in Capital	50,989	46,792
Retained Earnings	27,495	22,915
Accumulated Other Comprehensive Income (Loss)	(13)	(524)
Total shareholders' equity	$ 93,884	$ 84,419
Total Liabilities and Shareholders’ Equity	$1,083,796	$1,008,089

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All share and per share information includes the retroactive effect of the 10% stock dividend paid March 31, 2006.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Interest Income:
Loans	$ 14,598	$ 11,262	$ 40,928	$30,664
Balances with banks	10	20	55	47
Investments	2,891	2,445	8,383	7,460
Federal Funds Sold	5	207	19	228
Total interest income	17,504	13,934	49,385	38,399
Interest Expense:
Deposits	6,579	4,201	17,782	10,667
Borrowed Funds	1,966	1,725	5,706	5,219
Total interest expense	8,545	5,926	23,488	15,886
Net Interest Income before Loan Loss Provision	8,959	8,008	25,897	22,513
Provision for credit losses	270	390	810	870
Net interest income	8,689	7,618	25,087	21,643
Other Income:
Service charges	686	565	1,989	1,639
Other Income	475	402	1,298	1,167
Gain / (Loss) on sale of:
Loans	17	75	90	215
Securities	0	(80)	(1)	(125)
Other Assets	75	0	108	14
Total other income	1,253	962	3,484	2,910
Other expenses:
Salaries & benefits	2,573	2,404	7,608	6,964
Occupancy & equipment	721	706	2,212	2,203
Directors fees	150	117	450	351
Advertising expense	180	165	540	495
Data processing expense	348	363	1,096	1,072
Bank shares tax	141	118	422	404
Other	868	846	2,590	2,364
Total other expenses	4,981	4,719	14,918	13,853
Income before income taxes	4,961	3,861	13,653	10,700
Income tax expense	1,250	825	3,395	2,278
NET INCOME	$ 3,711	$ 3,036	$ 10,258	$ 8,422

Basic earnings per share	$ 0.30	$ 0.25	$ 0.84	$ 0.70
Diluted earnings per share	$ 0.29	$ 0.24	$ 0.82	$ 0.68

Weighted average number of basic shares	12,298,284	12,079,924	12,258,698	12,079,924
Weighted average number of diluted shares	12,589,001	12,413,204	12,559,612	12,413,204

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Sept. 30,	Sept. 30,
	2006	2005
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 49,326	$ 38,788
Fees & Commissions Received	3,287	2,806
Interest Paid	(21,459)	(14,681)
Income Taxes Paid	(3,401)	(2,250)
Cash Paid to Suppliers & Employees	(13,388)	(12,384)
Net Cash Provided by Operating Activities	$ 14,365	$ 12,279
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$ 6,398	$ 19,810
Proceeds from Calls prior to maturity	19,771	16,361
Proceeds from Maturities	0	5,000
Purchases	(36,029)	(44,301)
Net (Increase) / Decrease in Interest-Bearing Bank Balances	2,079	(198)
Net Increase in Loans to Customers	(67,303)	(63,123)
Capital Expenditures	(764)	(852)
Net Cash Used by Investing Activities	$(75,848)	$ (67,303)
Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$ 22,885	$ 51,077
Net Increase in Certificates of Deposit	55,991	45,630
Net Decrease in Borrowed Funds	(16,300)	(10,156)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	2,364	1,829
Net Proceeds from Issuance of Common Stock – Stock Option Plans	383	664
Dividends Paid	(4,045)	(3,076)
Cash dividends paid in lieu of fractional shares – 10% stock dividend	(6)	0
Net Cash Provided by Financing Activities	$ 61,272	$ 85,968
Net Increase / (Decrease) in Cash and Cash Equivalents	$ (211)	$ 30,944
Cash & Cash Equivalents at Beginning of Year	$ 21,880	$ 15,353
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 21,669	$ 46,297

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 10,258	$ 8,422
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	414	634
Depreciation	1,016	973
Provision for Probable Credit Losses	810	870
Provision for Deferred Taxes	(228)	(175)
Gain on Sale of Loans	(90)	(215)
Loss on Sale of Investment Securities	1	125
Gain on Sale of Other Assets	(108)	(14)
Increase in Taxes Payable	57	29
Increase in Interest Receivable	(474)	(244)
Increase in Interest Payable	2,029	1,204
Increase in Prepaid Expenses and Other Assets	(901)	(424)
Increase in Accrued Expenses and Other Liabilities	1,581	1,094
Total Adjustments	$ 4,107	$ 3,857
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 14,365	$ 12,279

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2006
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2005		12,188,750	$15,236	$46,792	$22,915	$(524)	$84,419
Comprehensive Income:
Net income for the period	10,258				10,258		10,258
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of deferred income taxes of $263	512
Reclassification adjustment for gain or loss included in income	(1)
Total other comprehensive income, net of tax	511					511	511
Comprehensive Income	10,769
Issuance of Common Stock – Stock Option Plans		48,800	61	322			383
Issuance of Common Stock through Dividend Reinvestment		88,229	110	2,254			2,364
Cash dividends paid, $0.34 per share					(4,045)		(4,045)
10% stock dividend (adjustment for new shares and price difference)		4,800	6	1,621	(1,627)		0
Cash dividends paid in lieu of fractional shares					(6)		(6)
BALANCES, SEPTEMBER 30, 2006		12,330,579	$15,413	$50,989	$27,495	$(13)	$93,884

All share and per share information includes the retroactive effect of the 10% stock dividend paid March 31, 2006.

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)            The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005.

(2)           Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 12,258,698 and 12,079,924 for the periods ending September 30, 2006 and 2005, respectively, after giving retroactive effect to the 10% stock dividend paid March 31, 2006.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 12,559,612 and 12,413,204 for the periods ending September 30, 2006 and 2005, respectively, after giving retroactive effect to the 10% stock dividend paid March 31, 2006.

(3)           On February 22, 2006, the Company’s Board of Directors declared a 10% stock dividend payable March 31, 2006 to shareholders of record on March 20, 2006. As a result of the announcement, the Company’s December 31, 2005 financial statements were adjusted to reflect the retroactive effect of the stock dividend based on the number of shares outstanding and the market value of the shares on December 31, 2005. The issuance of additional shares of stock through the exercise of stock options and the reinvestment of first quarter dividends necessitated an adjustment of capital based on the actual number of shares and the market value on March 20, 2006, the record date. This adjustment is reflected in the Consolidated Statement of Changes in Stockholders’ Equity included in this Form 10-Q for the period ended September 30, 2006.

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

There were no stock option awards granted during the first three quarters of 2006 or 2005.

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

(6)

A summary of the status of the Company’s stock option plans is presented below:

	Nine months ended September 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	332,920	$10.80	396,220	$ 9.08
Granted	0		0
Exercised	(48,800)	7.51	(89,100)	7.45
Forfeited	0		0
Outstanding at the end of the period	284,120	11.36	307,120	9.56

Options exercisable at September 30,	284,120	11.36	307,120	9.56
Weighted average fair value of options granted during the period		---		---

Information pertaining to options outstanding at September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.49-$24.14	284,120	6.5 years	$11.36	284,120	$11.36

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended September 30, 2006 and 2005. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of September 30, 2006, the company had 16 full-service branch banking offices in its principal market area in Lackawanna and Luzerne Counties, Pennsylvania. At September 30, 2006, the company had 239 full-time equivalent employees.

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

Summary:

Net income for the nine months ended September 30, 2006 amounted to $10,258,000, an increase of $1,836,000 or 22% compared to the same period of the previous year. This increase can be attributed to the $3,444,000 improvement in net interest income which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $574,000 primarily due to an increase in service charges on deposits. Other expenses increased $1,065,000, or 8%, over the same period of last year due primarily to an increase in Salaries & Benefits of $644,000.

Net income for the three months ended September 30, 2006 amounted to $3,711,000, an increase of $675,000 or 22% compared to the same period of the previous year. This increase can be attributed to the $1,071,000 improvement in net interest income. Other income increased $291,000 due to an increase in service charges on deposits and a $75,000 gain on the sale of properties previously carried in Other Real Estate Owned. Other expenses increased $262,000, or 6%, over the same period of last year due primarily to an increase in Salaries & Benefits of $169,000.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $25,897,000 and $22,513,000 (before the provision for credit losses) during the first nine months of 2006 and 2005, respectively. The year to date net interest margin (tax equivalent) increased thirteen basis points to 3.69% in 2006 compared to 2005 comprised of a ninety-four basis point increase in the yield earned on earning assets and a ninety-two basis point increase in the cost of interest-bearing liabilities as the rate earned on interest sensitive assets such as loans and investments rose faster than the rates paid for interest sensitive deposits and other liabilities. Excluding investment leveraging transactions, the 2006 margin would be 3.84% which is eleven basis points higher than the 3.73% recorded during the first nine months of last year.

Earning assets increased $77 million to $1.033 billion during the first nine months of 2006 and total 95.3% of total assets, a slight increase from the 94.8% at year-end.

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

	Nine months ended September 30,
	2006
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$714,828	$39,798	7.36%
Loans (tax-free) (1)	31,153	1,130	7.25
Investment securities (taxable)	172,335	5,940	4.59
Investment securities (tax-free)(1)	68,360	2,443	7.22
Time deposits with banks and federal funds sold	2,210	74	4.44
Total interest-earning assets	988,886	49,385	6.86%
Non-interest earning assets	48,932
Total Assets	$1,037,818
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$709,309	$17,782	3.35%
Borrowed funds	158,022	5,706	4.77
Total interest-bearing liabilities	867,331	23,488	3.61%
Other liabilities and shareholders' equity	170,487
Total Liabilities and Shareholders' Equity	$1,037,818

Net interest income/rate spread		$25,897	3.25%

Net yield on average interest-earning assets			3.69%

Interest-earning assets as a percentage of interest-bearing liabilities			114%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Nine-months ended September 30,
	2005
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$625,492	$29,608	6.26%
Loans (tax-free) (1)	30,426	1,056	6.93
Investment securities (taxable)	171,776	5,371	4.16
Investment securities (tax-free)(1)	56,774	2,089	7.43
Time deposits with banks and federal funds sold	10,823	275	3.35
Total interest-earning assets	895,291	38,399	5.92%
Non-interest earning assets	44,636
Total Assets	$939,927
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$632,598	$10,667	2.25%
Borrowed funds	154,208	5,219	4.46
Total interest-bearing liabilities	786,806	15,886	2.69%
Other liabilities and shareholders' equity	153,121
Total Liabilities and Shareholders' Equity	$939,927

Net interest income/rate spread		$22,513	3.23%

Net yield on average interest-earning assets			3.56%

Interest-earning assets as a percentage of interest-bearing liabilities			114%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended September 30, 2006 vs 2005
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$5,894	$4,296	$10,190
Loans (tax-free)	49	25	74
Investment securities (taxable)	538	31	569
Investment securities (tax-free)	(72)	426	354
Time deposits with banks and federal funds sold	21	(222)	(201)
Total interest income	$6,430	$4,556	$10,986

Deposits	$5,491	$ 1,624	$7,115
Borrowed funds	358	129	487
Total interest expense	$5,849	$1,753	$7,602
Net change in net interest income	$ 581	$2,803	$3,384

	Period Ended September 30, 2005 vs 2004
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$3,779	$2,816	$6,595
Loans (tax-free)	(7)	96	89
Investment securities (taxable)	158	321	479
Investment securities (tax-free)	(92)	255	163
Time deposits with banks and federal funds sold	49	164	213
Total interest income	$3,887	$3,652	$7,539

Deposits	$2,335	$ 781	$3,116
Borrowed funds	155	192	347
Total interest expense	$2,490	$ 973	$3,463
Net change in net interest income	$1,397	$2,679	$4,076

(12)

Other Income and Expenses:

Other income in the first nine months of 2006 increased $574,000 in comparison to the same period of 2005. Service charges and fees increased $481,000, or 17%, over the prior period. Income from service charges on deposits increased $350,000, or 21%, in comparison to the same period of last year while other fee income increased $131,000, or 11% due to an increase in letter of credit fees.

On a quarterly basis, other income for the third quarter of 2006 increased $291,000 in comparison to the same quarter of 2005. Service charges and fees increased $194,000, or 20%, over the prior period. Income from service charges increased $121,000, or 21%, in comparison to the same period of last year while other fee income increased $73,000, or 18%. Net gains from asset sales increased $97,000 when compared to the third quarter of 2005 due to the gain recorded on a property carried in Other Real Estate.

Other expenses increased $1,065,000 or 8% for the period ended September 30, 2006 compared to the same period of the previous year. Salaries and Benefits costs added $644,000, or 9% in comparison to the first nine months of 2005 due to additional staff and merit increases. Occupancy and equipment costs increased slightly, directors fees increased 28%, advertising costs rose 9%, data processing costs rose 2%, bank shares tax expense increased 4% and other operating expenses increased $226,000, or 10%.

Other expenses for the third quarter of 2006 increased $262,000, or 6% in comparison to the same period of 2005. Salaries and Benefits costs increased $169,000, or 7%. Occupancy and equipment costs increased slightly, directors fees increased $33,000, or 28%, advertising costs rose 9%, data processing costs decreased 4%, bank shares tax expense increased $23,000, or 19%, and other operating expenses increased $22,000, or 3%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2006	2005
Provision at statutory rate	$4,676	$3,648
Add (Deduct):
Tax effect of non-taxable interest income	(1,368)	(1,124)
Non-deductible interest expense	185	126
Tax benefit from stock options exercised	(119)	(349)
Deferred tax benefits	0	(45)
Other items, net	21	22
Income tax expense	$3,395	$2,278

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	September 30, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$ 52,249	$ 52,249	$ 48,175	$ 48,175
Obligations of state & political subdivisions	72,884	73,081	65,226	65,313
Collateralized mortgage obligations	51,207	51,207	47,368	47,368
Mortgage-backed securities	43,912	43,912	48,682	48,682
Corporate debt securities	20,015	20,015	20,008	20,008
Equity securities and mutual funds	961	961	983	983
Total	$241,228	$241,425	$230,442	$230,529

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2006 of the company’s Investment Securities classified as available-for-sale (in thousands):

	September 30, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 52,377	$ 231	$ 359	$ 52,249
Obligations of state and political subdivisions:	69,053	2,230	18	71,265
Collateralized mortgage obligations:	52,271	110	1,174	51,207
Mortgage-backed securities:	44,836	35	959	43,912
Corporate debt securities:	20,082	162	229	20,015
Equity securities and mutual funds:	1,010	0	49	961
Total	$239,629	$2,768	$2,788	$239,609

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2006 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	September 30, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,619	$ 197	$ 0	$ 1,816
Total	$1,619	$ 197	$ 0	$ 1,816

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at September 30, 2006 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 0	$ 0	$ 0	$ 0
After one year through five years	10,935	10,847	0	0
After five years through ten years	40,570	40,697	0	0
After ten years	90,007	91,985	1,619	1,816
Collateralized mortgage obligations	52,271	51,207	0	0
Mortgage-backed securities	44,836	43,912	0	0
Total	$238,619	$238,648	$1,619	$1,816

Gross proceeds from the sale of investment securities for the periods ended September 30, 2006 and 2005 were $6,398,475 and $19,810,349 respectively with the gross realized gains being $30,400 and $102,191 respectively, and gross realized losses being $30,936 and $226,897, respectively.

At September 30, 2006 and 2005, investment securities with a carrying amount of $210,182,431 and $168,996,262 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$122,216	15.6	$111,137	15.6
Real estate loans, secured by nonfarm, nonresidential properties	403,661	51.6	367,445	51.4
Commercial & industrial loans	146,366	18.7	132,838	18.6
Loans to individuals for household, family and other personal expenditures	77,412	9.9	73,217	10.2
Loans to state and political subdivisions	31,491	4.1	29,971	4.2
All other loans, including overdrafts	761	0.1	168	0.0
Total Gross Loans	$781,907	100.0	$714,776	100.0
Less: Allow. for Credit Losses	(7,966)		(7,528)
Net Loans	$773,941		$707,248

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Nine months Ended Sept. 30, 2006	Year to date Ended Dec. 31, 2005
Balance, January 1	$7,528	$7,100
Recoveries Credited	265	590
Losses Charged	(637)	(2,022)
Provision for Credit Losses	810	1,860
Balance at End of Period	$7,966	$7,528

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	Sept. 30, 2006	Dec. 31, 2005
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	559	70
Loans past due 90 days or more and still accruing	794	721
Total non-performing loans	1,353	791
Other Real Estate Owned	0	0
Total non-performing assets	$1,353	$791

Non-performing loans as a percentage of gross loans	0.2%	0.1%
Non-performing assets as a percentage of total assets	0.1%	0.1%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at September 30, 2006 were comprised of four credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal. The increase in nonaccrual loans during the first nine months of 2006 is comprised of one credit on which the anticipated loss is minimal.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $90,000 was credited to the allowance during the first nine months of 2006. A monthly provision of $80,000 was credited to the allowance during the first nine months of 2005 with an extra $150,000 provision during July. The ratio of the loan loss reserve to total loans at September 30, 2006 and 2005 was 1.02% and 1.17%, respectively.

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

The short-term liquidity position of the company is strong as evidenced by $21,669,000 in cash and cash equivalents and $99,000 in interest-bearing balances with banks maturing within one year. A secondary source of liquidity is provided by the investment portfolio with $29 million or 12% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity increased $9,465,000 or 11% during the first nine months of 2006 comprised of an increase in retained earnings in the amount of $6,207,000 before the 10% stock dividend and after paying cash dividends, $2,747,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $511,000 increase in other comprehensive income. During the same period of 2005, total stockholders' equity increased $7,033,000, or 9%, comprised of an increase in retained earnings of $5,346,000, after paying cash dividends and $2,493,000 from stock issued through Dividend Reinvestment and an $806,000 decrease in other comprehensive income. The total dividend payout during the first nine months of 2006 and 2005 represents $.34 per share and $.25 per share, respectively, after adjusting for the retroactive effect of the 10% stock dividend paid March 31, 2006. Excluding the impact due to securities valuation, increases in core equity amounted to $8,954,000 and $7,839,000, respectively.

(17)

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2006, the bank met all capital requirements with a leverage ratio of 8.80% and core capital and total risk-based capital ratios of 10.28% and 11.15%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first nine months of 2006. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2005.

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

As of September 30, 2006, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of September 30, 2006.

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	November 3, 2006	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	November 3, 2006	/s/ William Lance
William Lance, Treasurer/
Principal Financial Officer

(20)