Form 10-K
period 2006-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2007-03-15
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-24121

FIRST NATIONAL COMMUNITY BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.

102 E. Drinker St., Dunmore, PA	18512
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (570) 346-7667

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.25 par value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _____ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.Yes _____ No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $368,014,249 at June 30, 2006.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,414,488 shares of common stock as of March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2007 are incorporated by reference into Part III of this report.

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

THE BANK

The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna and Luzerne Counties, Pennsylvania:

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Fashion Mall	July 1988
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004
Honesdale	November 2006

The bank provides many commercial banking services to individuals and businesses including Image Checking and E-Statement. Deposit products include standard checking, savings and certificate of deposit products, as well as a variety of preferred products for higher balance customers. The bank also participates in the Certificate of Deposit Registry program which allows customers to secure FDIC insurance on balances in excess of the standard limitations. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, jumbo mortgages, home equity term loans and lines of credit and "Instant Money" overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. VISA personal credit cards are available through the bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard and VISA processing services to its commercial customers, as well as our Cash Management service which can be accessed through FNCBusiness Online, which is Internet based. FNCBusiness Online is a menu driven product that allows our business customers to have direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. As a result of the bank’s partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our INVEST representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via the Internet and its ATM network. Automated teller machines are available at the following locations:

Community Offices	Remote Locations
Dunmore	Petro Truck Stop, 98 Grove St., Dupont
Scranton	Bill’s Shoprite Supermarket, Rt. 502, Daleville
Dickson City	Joe’s Kwik Mart, 620 N. Blakely St., Dunmore
Fashion Mall	Joe’s Kwik Mart, Rts 940 and I-380, Pocono Summit
Wilkes-Barre	Joe’s Kwik Mart, Route 6, Honesdale
Pittston	Joe’s Kwik Mart, Providence Rd. and Main Ave., Scranton
Kingston	Hess Gas Station, 5128 Milford Road, East Stroudsburg
Exeter
Daleville
Plains
Back Mountain
Clarks Green
Hanover Township
Nanticoke
Hazleton
Route 315
Honesdale

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

As of December 31, 2006, industry concentrations exist within the following six industries. Loans and lines of credit to each of these industries were as follows:

	Amount	% of Regulatory Capital
Land Subdivision	$81,258,000	78%
Shopping Centers/Complexes	$40,285,000	39%
Solid Waste Landfills Industry	$39,638,000	38%
Hotels	$37,067,000	35%
Casino Hotels	$35,000,000	33%
General Government Industry	$34,826,000	33%

First lien mortgages on the real estate and a diverse group of borrowers, provide security against undue risks in the portfolio.

COMPETITION

The bank is one of two financial institutions with principal offices in Dunmore. Primary competition in the Lackawanna County market comes from numerous commercial banks and savings and loan associations operating in the area. Our Luzerne County offices share many of the same competitors we face in Lackawanna County as well as several banks and savings and loans that are not in our Lackawanna County market. In 2006, the bank entered the Wayne County market. Competition for loan and deposit relationships is primarily with three banks headquartered in Wayne County as well as other institutions located within the market. Deposit deregulation has intensified the competition for deposits among banks in recent years. Additional competition is derived from credit unions, finance companies, brokerage firms, insurance companies and retailers.

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

EMPLOYEES

As of December 31, 2006 the bank employed 286 persons, including 59 part-time employees.

AVAILABLE INFORMATION

The company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission. You may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The company’s web site address is http://www.fncb.com. The company makes available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, we will provide electronic or paper copies of the company’s filings free of charge upon request. A copy of the company’s Annual Report on Form 10-K for the year ended December 31, 2006 may be obtained without charge from our website at www.fncb.com or via email at fncb@fncb.com. Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Treasurer, 102 East Drinker Street, Dunmore, PA 18512.

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

The Company Is Subject To Lending Risk

As of December 31, 2006, approximately 50% of the Company’s loan portfolio consisted of commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Company’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At December 31, 2006, its allowance for loan losses totaled $7.5 million, representing .90% of its total loans.

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

Item 1B. – Unresolved Staff Comments

Not Applicable

Item 2 - Properties

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	277 Scranton/Carbondale Highway
	Scranton, PA	Lease	Fashion Mall Branch

5	23 West Market Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

19	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

20	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

21	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

22	Rt. 209 (Milford Road)
	Marshalls Creek, PA	Own	Land

23	Rt. 940
	Blakeslee, PA	Own	Land

24	Corner of Kane & McConnell Sts.
	Stroudsburg, PA	Own	Land

25	Route 611
	Paradise Township, PA	Own	Land

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

	MARKET PRICE		DIVIDENDS PAID PER SHARE
	HIGH	LOW
QUARTER	2006

First	$27.75	$23.64	$ .11
Second	30.20	27.05	.11
Third	29.50	27.90	.12
Fourth	30.00	27.65	.14
			$ 0.48

QUARTER	2005

First	$31.82	$22.73	$ .08
Second	28.80	23.41	.08
Third	26.82	23.55	.09
Fourth	25.00	23.45	.12
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

EQUITY COMPENSATION PLAN

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2006 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 16, 2007 and is incorporated by reference.

PERFORMANCE GRAPH

Information regarding the Company’s stock performance graph is set forth under the caption “Stock Performance Graph and Table” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 16, 2007 and is incorporated by reference.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER OR AFFILIATED PURCHASERS

None.

Item 6 – Selected Financial Data

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Total assets	$1,184,783	$1,008,089	$907,491	$816,303	$735,327
Interest-bearing balances with financial institutions	0	2,178	1,980	2,673	3,368
Securities	270,433	238,223	231,831	211,353	205,492
Net loans	829,121	707,248	625,792	552,197	487,976
Total deposits	920,973	750,666	671,713	602,069	540,475
Long-term debt	147,489	126,942	138,449	133,692	113,883
Stockholders' equity	96,862	84,419	75,723	68,738	62,843

Net interest income before provision for credit losses	35,482	30,950	25,269	23,295	22,060
Provision for credit losses	2,080	1,860	1,400	1,200	1,400
Other income	4,897	3,904	4,789	4,184	3,676
Other expenses	20,773	18,943	17,399	15,483	14,248
Income before income taxes	17,526	14,051	11,259	10,796	10,088
Provision for income taxes	4,017	2,826	1,996	2,159	2,063
Net income	13,509	11,225	9,263	8,637	8,025
Cash dividends paid	$5,776	$4,513	$3,885	$3,267	$2,832

Per share data:
Net income - basic (1)	$1.10	$0.93	$0.78	$0.75	$0.71
Net income - diluted (1)	$1.07	$0.90	$0.75	$0.71	$0.68
Cash dividends (2)	$0.48	$0.37	$0.33	$0.28	$0.25
Book value (1)(3)	$7.89	$6.98	$6.39	$5.93	$5.55
Weighted average number of shares outstanding–basic (1)	12,281,925	12,100,305	10,858,448	11,581,876	11,325,876
Weighted average number of shares outstanding-diluted (1)	12,577,193	12,429,988	12,289,846	12,085,909	11,777,539

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

(3) Reflects the effect of SFAS No. 115 in the amount of $(70,000) in 2006, $(524,000) in 2005, $1,030,000 in 2004, $2,635,000 in 2003 and $4,838,000 in 2002.

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

The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2006, 2005 and 2004. The information presented below should be read in conjunction with the company’s consolidated financial statements and accompanying notes appearing elsewhere in this report.

SUMMARY

Net Income totaled $13,509,000 in 2006 which was $2.3 million, or 20%, higher than the $11,225,000 earned last year. The 2005 earnings were $1.9 million, or 21%, higher than the $9,263,000 reported for 2004. Basic earnings per share increased 18% in 2006 from the $0.93 per share reported in 2005 to $1.10. In 2005, basic earnings per share improved 19% from $0.78 in 2004 to $0.93. The weighted average number of shares outstanding used to calculate basic earnings per share was 12,281,925 in 2006, 12,100,305 in 2005 and 11,858,448 in 2004.

Total interest income improved $15.3 million in 2006, while total interest expense increased $10.8 million, resulting in a $4.5 million increase in net interest income before the provision for credit losses. Balance sheet growth and the positive impact of repricing on interest-sensitive assets and liabilities contributed to the improvement over the prior year. Income generated from service charges on deposits and other sources of fee income increased $634,000 compared to the 2005 total, and gains from the sale of assets were $359,000 higher than the previous year, resulting in a $1.0 million increase in other income. Operating expenses increased $1.8 million, or 10%, in 2006 and the company increased the provision for credit losses by $220,000 to cover losses. Federal income tax expense increased $1.2 million due to the improvement in pre-tax income.

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

The company’s return on assets for the years ended December 31, 2006, 2005 and 2004 was 1.26%, 1.18% and 1.08%, respectively while the return on average equity was 15.30%, 13.96% and 12.86%.

NET INTEREST INCOME

Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company’s operating income and as such is the primary determinant of profitability. Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Before providing for future credit losses, net interest income increased $4,532,000 in 2006 due to growth in loans and deposits and the positive effect of the spread earned on interest sensitive assets and liabilities. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

In 2006, tax-equivalent net interest income improved $4.8 million, or 15%, when compared to the prior year. Growth of the balance sheet, effective asset-liability management strategies and the positive impact due to re-pricing all contributed to earnings improvement.

Average loans outstanding increased $101 million, or 15%, in 2006. The average yield earned on the loan portfolio improved ninety-eight basis points, resulting in a $14.2 million increase in income earned on total loans. Commercial loans provided the majority of the increase as balances grew $79 million, or 15%, and earnings improved $12.3 million, or 34%. The significant growth in earnings can be attributed to the volume of variable rate loans in the portfolio which benefited from rising interest rates in 2006. Retail loans outstanding increased $22 million in 2006, which represents a 16% increase. Earnings on retail loans improved $1.9 million, or 24%. The majority of the increase was generated from installment loans, including indirect auto loans, while income from residential mortgage loans and home equity lending also improved.

Average securities increased $15 million in 2006 as excess funds generated from the acquisition of a community office were utilized in the investment portfolio. The increased balances combined with a thirty-nine basis point improvement in the yield earned provided an additional $1.7 million of interest income over the prior year. Money market balances decreased $7.6 million on average as funds were utilized in higher earning assets. Earnings on this category of assets decreased $233,000 in 2006 due to the reduced balances.

Average interest-bearing deposit balances increased $92 million, or 14%, in 2006. Interest-bearing demand deposits grew $34 million during the year due to activity in large commercial accounts and municipal relationships as well as deposits purchased while average savings deposits decreased $9 million. Average time deposits increased $67 million, or 20%, as many customers invested funds as interest rates paid on certificates of deposit increased. The average cost of interest-bearing deposits increased 1.07% over the 2005 rate. Average borrowed funds outstanding increased $7 million in 2006, and the average rate paid on these borrowings was twenty-five basis points higher than the rate paid in 2005.

Overall, growth of the balance sheet offset a one basis point decrease in the spread earned, resulting in the $4.8 million increase in tax-equivalent net interest income. The net interest margin improved nine basis points to 3.73% during the year due to the changing mix of the balance sheet and the positive impact of repricing. Investment leveraging transactions continued to add to the predictability of the company in 2006, contributing almost $700,000 to pre-tax earnings, but the average spread earned on the transactions was 1.15% which negatively impacted the net interest margin. Exclusive of these transactions, the company’s 2006 net interest margin would have been 3.88% which is six basis points higher than the 3.82% recorded last year.

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

Average loans increased $71 million, or 12%, over the 2004 level and the average yield earned on total loans improved .88% in 2005, resulting in a $9.8 million increase in earnings from the portfolio. Commercial lending provided the majority of the growth, adding over $64 million of balances on average and $9.4 million of the earnings improvement. Average consumer loans outstanding increased $6.9 million in 2005 due primarily to growth in indirect auto loans and home equity lending.

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

As a result, the positive growth of the balance sheet combined with effective pricing strategies led to improvement in the net interest margin from the 3.34% reported in 2004 to 3.64% in 2005. Another factor affecting the company’s net interest margin was investment leveraging transactions which match assets with liabilities at various points in the interest rate cycles. These transactions provided over $700,000 of net interest income in 2005, but the interest spread of 1.22% had a negative impact on the company’s net interest margin. Exclusive of these transactions, the 2005 margin would have been 3.82% which is .26% higher than the comparable 3.56% recorded in 2004.

Yield Analysis
(dollars in thousands-taxable equivalent basis)(1)
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$576,002	$45,461	7.89%	$498,014	$33,343	6.70%	$435,758	$24,076	5.53%
Commercial loans-tax free	31,085	2,256	7.26%	30,208	2,141	7.09%	28,348	2,004	7.07%
Mortgage loans	29,642	1,961	6.62%	22,576	1,483	6.57%	21,863	1,372	6.28%
Installment loans	131,767	7,994	6.07%	116,767	6,538	5.60%	110,560	6,212	5.62%
Total Loans	768,496	57,672	7.50%	667,565	43,505	6.52%	596,529	33,664	5.64%
Securities-taxable	177,315	8,338	4.70%	173,529	7,330	4.22%	163,782	6,617	4.04%
Securities-tax free	69,313	4,996	7.21%	58,119	4,302	7.40%	49,586	3,824	7.71%
Total Securities	246,628	13,334	5.41%	231,648	11,632	5.02%	213,368	10,441	4.89%
Interest-bearing deposits with banks	1,279	55	4.30%	2,059	70	3.40%	2,063	44	2.13%
Federal funds sold	1,406	73	5.19%	8,246	291	3.53%	4,121	62	1.50%
Total Money Market Assets	2,685	128	4.77%	10,305	361	3.50%	6,184	106	1.70%
Total Earning Assets	1,017,809	71,134	6.99%	909,518	55,498	6.10%	816,081	44,211	5.42%
Non-earning assets	59,947			52,003			49,980
Allowance for credit losses	(7,873)			(7,748)			(6,848)
Total Assets	$1,069,883			$953,773			$859,213

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$254,065	$6,453	2.54%	$220,373	$3,499	1.59%	$163,826	$1,605	0.98%
Savings deposits	72,889	960	1.32%	81,899	868	1.06%	80,112	599	0.75%
Time deposits over $100,000	162,559	7,143	4.39%	126,855	3,863	3.05%	99,584	2,102	2.11%
Other time deposits	246,993	10,959	4.44%	215,338	7,176	3.33%	216,453	6,125	2.83%
Total Interest-Bearing Deposits	736,506	25,515	3.46%	644,465	15,406	2.39%	559,975	10,431	1.86%
Borrowed funds and other
Interest-bearing liabilities	159,714	7,671	4.80%	152,748	6,951	4.55%	148,309	6,529	4.40%
Total Interest-Bearing Liabilities	896,220	33,186	3.70%	797,213	22,357	2.80%	708,284	16,960	2.39%
Demand deposits	73,637			68,572			72,700
Other liabilities	11,746			7,574			6,224
Stockholders' equity	88,280			80,414			72,005
Total Liabilities and
Stockholders' Equity	$1,069,883			$953,773			$859,213

Net Interest Income Spread		$37,948	3.29%		$33,141	3.30%		$27,251	3.03%

Net Interest Margin			3.73%			3.64%			3.34%

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

Rate/Volume Variance Report(1)
(in thousands-taxable equivalent basis)

	2006 vs 2005			2005 vs 2004
		Increase(Decrease)			Increase(Decrease)
	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate

Interest Income:
Commercial loans-taxable	$12,118	$5,252	$6,866	$9,267	$3,552	$5,715
Commercial loans-tax free	115	63	52	137	132	5
Mortgage loans	478	464	14	111	45	66
Installment loans	1,456	889	567	326	362	(36)
Total Loans	14,167	6,668	7,499	9,841	4,091	5,750
Securities-taxable	1,008	176	832	713	394	319
Securities-tax free	694	829	(135)	478	658	(180)
Total Securities	1,702	1,005	697	1,191	1,052	139
Interest-bearing deposits with banks	(15)	(27)	12	26	0	26
Federal funds sold	(218)	(241)	23	229	62	167
Total Money Market Assets	(233)	(268)	35	255	62	193
Total Interest Income	15,636	7,405	8,231	11,287	5,205	6,082

Interest Expense:
Interest-bearing demand deposits	2,954	459	2,495	1,894	648	1,246
Savings deposits	92	(96)	188	269	14	255
Time deposits over $100,000	3,280	1,087	2,193	1,761	579	1,182
Other time deposits	3,783	1,256	2,527	1,051	(25)	1,076
Total Interest-Bearing Deposits	10,109	2,706	7,403	4,975	1,216	3,759
Borrowed funds and other interest-bearing liabilities	720	223	497	422	195	227
Total Interest Expense	10,829	2,929	7,900	5,397	1,411	3,986
Net Interest Income	$4,807	$4,476	$331	$5,890	$3,794	$2,096

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

CURRENT YEAR

During 2006, tax-equivalent net interest income increased $4.8 million over the prior year total. Balance sheet growth was profitable as evidenced by the $4.5 million of improvement related to volume. The repricing of interest sensitive assets and liabilities combined with growth at current market levels contributed to a positive variance due to rate for a second consecutive year.

Interest income recognized on loans increased $14.2 million in 2006. The $101 million increase in average loans outstanding led to a $6.7 million increase in interest income, while repricing resulting from Federal Reserve interest rate increases combined with growth at higher rates contributed to the $7.5 million improvement due to rate. Investment securities added $1.7 million more interest income in 2006 due to the $15.0 million increase in average balances and the repositioning of the taxable securities portfolio into higher earning assets. Earnings from money market assets were $233,000 less than the prior year as funds were utilized in higher earning asset categories.

New deposits added $2.7 million of interest expense in 2006, but rising interest rates led to an additional $7.4 million of interest expense. The $10.1 million of additional cost on deposits combined with a $700,000 increase in the cost of borrowings resulted in a $10.8 million rise in interest expense.

PRIOR YEAR

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company's independent auditors. The provision for credit losses was $2,080,000 in 2006, $1,860,000 in 2005, and $1,400,000 in 2004. The ratio of the loan loss reserve to total loans was .90% at December 31, 2006 and 1.05% at December 31, 2005.

OTHER INCOME

Other Income	2006	2005	2004
	(in thousands)
Service charges	$2,645	$2,240	$1,929
Net gain/(loss) on the sale of securities	(201)	(250)	846
Net gain on the sale of loans	240	210	499
Net gain on the sale of other real estate	297	14	25
Net loss on the sale of other assets	(3)	0	0
Other	1,919	1,690	1,490
Total Other Income	$4,897	$3,904	$4,789

The company’s other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

During 2006, total other income increased $1.0 million, or 25%, over the 2005 total due to improvement in all three components. Service charges improved $405,000, or 18%, due primarily to a $364,000 increase in overdraft privilege fees. Income generated from the sale of assets increased $359,000 compared to 2005. Securities were sold to reposition the portfolio for future benefits and residential mortgages were sold to reduce the company’s exposure to interest rate risk. Additionally, a $297,000 gain was recognized from the sale of several properties which were previously classified as Other Real Estate Owned. Other fee income also increased $229,000, or 13%, due to a $229,000 increase in fees recognized on outstanding letters of credit.

In 2005, other income decreased $885,000 compared to the prior year due to a $1.4 million negative variance in income generated from the sale of assets. Income from securities sales decreased $1.1 million to a $250,000 net loss in 2005 as rising interest rates led to portfolio restructuring which was projected to have a positive impact on future periods. Residential mortgage loan sales to shed long-term interest rate risk continued in 2005, but rising interest rates also contributed to a $289,000 decrease from the prior year in this area. Service charge income improved $311,000, or 16%, in 2005 due to increased overdraft privilege fees and income from automated teller machines. All other income improved $200,000 in 2005 due primarily to earnings from our relationship with INVEST Financial Corp. and check card processing.

OTHER EXPENSES

Other Expenses	2006	2005	2004
	(in thousands)
Salary expense	$ 8,494	$ 7,775	$ 6,905
Employee benefit expense	2,090	1,877	1,787
Occupancy expense	1,626	1,676	1,556
Equipment expense	1,388	1,293	1,257
Directors fees	600	528	468
Advertising expense	705	706	650
Data processing expense	1,560	1,435	1,309
Bank shares tax	563	473	583
Other operating expenses	3,747	3,180	2,884
Total Other Expenses	$20,773	$18,943	$17,399

In 2006, total other expenses increased $1.8 million, or 10%, from the prior year total. Employee costs rose $932,000, which accounts for 50% of the increase, while data processing and shares tax expense increased approximately $100,000 each. All other expenses increased $683,000, or 9%. The company’s overhead ratio, which measures non-interest expense as a percentage of average assets, was 1.94% in 2006 compared to 1.99% in 2005, reflecting the stringent controls over expenses in spite of the significant growth recorded during the year.

Salary and benefit costs accounted for 51% of total operating expenses in 2006. The $932,000 increase in employee costs includes a $719,000 increase in salaries and a $213,000 increase in employee benefits as new employees were added to support growth. The addition of the new community office in Honesdale and higher contributions to the Employee’s Profit Sharing Plan and deferred compensation plans also contributed to the increase. As of December 31, 2006, the company had 257 full-time equivalent employees on staff, an 8% increase over the 238 reported on December 31, 2005.

Occupancy and equipment costs rose a mere $45,000 in 2006. The increase in all other operating expenses includes a $135,000 increase in legal fees related to loan work-outs and branch expansion.

During 2005, total other expenses increased $1.5 million, or 9%, from the 2004 level. Employee costs increased $960,000, or 62% of the total while occupancy and equipment costs rose $156,000. All other expenses increased $428,000, or 28% of the total increase. The company’s overhead ratio was 1.99% in 2005 compared to 2.02% in 2004.

Salaries increased $870,000 in 2005 including a $492,000 increase in regular salaries and a $287,000 increase in expenses due to FAS 91 salary deferrals. The increase in regular salaries was due to merit increases and staff additions while the additional FAS 91 expense reflects a decrease in the number of loan closings recorded during the year and the deferred costs associated with the loan closings. Stock based compensation and incentive compensation also added $91,000 to the salary expense variance in 2005. Employee benefit costs increased $90,000 over the 2004 level due to the company’s increased contribution to the Employees’ Profit Sharing Plan and payroll taxes associated with the increased level of salaries. At December 31, 2005, the company had 238 full-time equivalent employees on staff compared to the 236 reported on December 31, 2004.

Occupancy and equipment costs increased 8% and 3%, respectively, due primarily to increased maintenance expenses. All other operating expenses increased $428,000, or 7%. Much of the increase was attributed to rising data processing costs and the increased cost of goods and services.

PROVISION FOR INCOME TAXES

Federal income tax expense increased $1.2 million in 2006 due primarily to the $3.5 million improvement in income before taxes. Benefits derived from tax-exempt income and other permanent differences had a positive impact in 2006. The company’s effective tax rate was 22.9% in 2006 and 20.1% in 2005.

In 2005, federal income tax expense increased $830,000 compared to 2004. The $2.8 million increase in income before taxes added $949,000 to the book provision while benefits received from tax-exempt income and other permanent differences had a $119,000 positive effect compared to 2004. The company’s effective tax rate was 20.1% in 2005 and 17.7% in 2004.

FINANCIAL CONDITION

Total assets increased $177 million, or 18%, during 2006 due to significant internal growth and the acquisition of a community office. Internal asset growth amounted to $102 million, or 10%, while assets acquired totaled $75 million. Loan growth of $122 million and a $32 million increase in securities was funded by a $170 million increase in total deposits.

SECURITIES

The primary objectives in managing the company’s securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

Total securities increased $32 million in 2006 as excess funds received from the acquisition of a branch office were utilized to fund securities purchases. During the year, an emphasis was placed on adding securities which would reduce the company’s risk to declining interest rates. Additionally, due to the significant growth recorded in municipal deposit relationships, an emphasis was placed on adding securities which would provide eligible collateral for those deposits. Municipal bonds and eligible U.S. Agency securities were added to meet collateral needs, while holdings of mortgage-backed securities were reduced through principal prepayments and sales.

During 2006, the company did not add any investment leveraging transactions due to limited borrowing capacity at the Federal Home Loan Bank. As of December 31, 2006, the company had $65 million of these leveraged transactions outstanding. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company’s investment and asset/liability management policies. Investment sales were executed to shed the portfolio of low earning bonds and bonds which had been reduced in size by principal prepayments to below portfolio parameters.

The following table sets forth the carrying value of securities at the dates indicated:

	December 31,
	2006	2005	2004
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$59,347	$48,175	$ 31,770
Obligations of state and political subdivisions	77,128	65,226	55,955
Collateralized mortgage obligations	63,288	47,368	56,345
Mortgage-backed securities	42,501	48,682	60,705
Corporate debt securities	20,006	20,008	18,983
Equity securities	8,163	8,764	8,073
Total	$270,433	$238,223	$231,831

The following table sets forth the maturities of securities at December 31, 2006 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.

	Within One Year	2 - 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total
U.S. Treasury securities	$ 499	$ 503	$ 0	$ 0	$ 0	$ 0	$ 1,002
Yield	4.23%	4.39%					4.31%
Obligations of U.S. government agencies		9,959	31,607	16,934			58,500
Yield		4.00%	5.23%	5.29%			5.04%
Obligations of state and political subdivisions (1)			9,438	65,987			75,425
Yield			6.74%	6.84%			6.83%
Corporate debt securities		979	1,589	17,510			20,078
Yield		4.50%	4.83%	6.29%			6.09%
Collateralized mortgage obligations					64,041		64,041
Yield					4.98%		4.98%
Mortgage-backed securities					43,315		43,315
Yield					4.89%		4.89%
Equity securities (2)						8,178	8,178
Yield						4.95%	4.95%
Total maturities	$ 499	$11,441	$42,634	$100,431	$107,356	$8,178	$270,539
Weighted yield	4.23%	4.06%	5.55%	6.48%	4.94%	4.95%	5.57%

(1)   Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 34% federal income tax rate.

(2)	Yield presented represents 2006 actual return.

LOANS

Total loans increased $122 million, or 17% in 2006 including $21 million acquired with a branch purchase. Real estate loans again contributed significantly to the growth, as evidenced by the $88 million increase in this segment of the portfolio. Commercial mortgages provided $49 million of the growth in 2006 while residential mortgage balances increased $10 million, home equity lending added $6 million and other real estate secured loans increased $23 million. The growth in residential mortgage loans was recorded after accounting for the sale of over $15 million of loan balances in 2006 to reduce the company’s exposure to interest rate risk and to secure funding for additional loan originations. Installment loans outstanding increased $7.6 million due to growth in the company’s indirect lending portfolio. Other commercial loan balances increased $25 million during the year.

Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:

Loans Outstanding (in thousands)
	2006	2005	2004	2003	2002
Commercial and Financial	$157,837	$132,838	$130,937	$132,319	$115,651
Real Estate	567,030	478,582	402,792	337,423	294,864
Installment	80,770	73,217	69,027	66,981	63,258
Other	31,591	30,139	30,136	22,052	20,343
Total Loans Gross	837,228	714,776	632,892	558,775	494,116
Unearned Discount	(569)	0	0	0	0
Allowance for Credit Losses	(7,538)	(7,528)	(7,100)	(6,578)	(6,140)
Net Loans	$829,121	$707,248	$625,792	$552,197	$487,976

The following schedule shows the repricing distribution of loans outstanding as of December 31, 2006. Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding - Repricing Distribution (in thousands)
	Within One Year	One to Five Years	Over Five Years	Total
Commercial and Financial	$113,224	$39,751	$4,862	$157,837
Real Estate	355,479	129,890	81,661	567,030
Installment	2,623	70,884	7,263	80,770
Other	8,989	5,727	16,875	31,591
Total	$480,315	$246,252	$110,661	$837,228

Loans with predetermined interest rates	$117,316	$113,039	$92,335	$322,690
Loans with floating rates	362,999	133,213	18,326	514,538
Total	$480,315	$246,252	$110,661	$837,228

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

The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

	2006	2005	2004	2003	2002
	(in thousands)
Nonaccrual:
Impaired	$ 0	$ 0	$ 0	$ 0	$ 0
Other	2,299	70	303	844	37
Loans past due 90 days or more and still accruing	412	721	539	622	299
Other Real Estate Owned	2,188	0	0	0	0
Total Non-Performing Assets	$4,899	$791	$842	$1,466	$336

In 2006, total non-performing assets increased $4.1 million. Nonaccrual loans increased $2.2 million due to the addition of three credits caused by the borrowers’ inability to make scheduled payments. As of December 31, 2006, the company has recognized a loss of $902,000 on these credits. Any future losses from loans carried as nonaccrual is expected to be minimal after accounting for the sale of the collateral. Other Real Estate Owned increased $2.1 million in 2006 due to the addition of one property obtained in lieu of foreclosure. Title to this property is subject to a future lease option payment payable in 2008. As of December 31, 2006, the company has recognized a loss of $953,000 on this credit. Any future loss is expected to be minimal based on the market value of the property and the carrying value of the asset. No losses were recognized in 2006 on loans carried as nonaccrual on December 31, 2005.

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

On December 31, 2006, the company’s ratio of nonaccrual loans to total loans was .27% compared to the .01% reported in 2005. The ratio of the allowance for credit losses was .90% at December 31, 2006 compared to 1.05% in 2005, reflecting growth in loans, asset quality and regulatory guidance pertaining to the allowance. We continue to rank well ahead of peer banks in measurements of delinquency. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years (in thousands):

Loan Loss Reserve Allocation
(in thousands)
	12/31/06		12/31/05		12/31/04		12/31/03		12/31/02
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Commercial and Financial	$6,995	77%	$6,933	79%	$4,028	79%	$5,303	76%	$4,840	76%
Real Estate	114	4%	55	4%	44	3%	53	4%	44	5%
Installment	377	19%	427	17%	292	18%	276	20%	244	19%
Unallocated	52	-	113	-	2,736	-	946	-	1,012	-
	$7,538	100%	$7,528	100%	$7,100	100%	$6,578	100%	$6,140	100%

The following schedule presents an analysis of the allowance for credit losses for each of the last five years (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance, January 1	$7,528	$7,100	$6,578	$6,140	$5,594
Charge-Offs:
Commercial and Financial	83	64	293	314	256
Real Estate	1,802	1,523	412	109	455
Installment	535	435	423	579	307
Total Charge-Offs	2,420	2,022	1,128	1,002	1,018
Recoveries on Charged-Off Loans:
Commercial and Financial	8	257	51	13	2
Real Estate	110	108	66	7	10
Installment	232	225	133	220	152
Total Recoveries	350	590	250	240	164
Net Charge-Offs	2,070	1,432	878	762	854
Provision for Credit Losses	2,080	1,860	1,400	1,200	1,400
Balance, December 31	$7,538	$7,528	$7,100	$6,578	$6,140

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	.27%	.21%	.15%	.15%	.18%
Allowance for credit losses as a percentage of net loans outstanding at end of period	.90%	1.05%	1.12%	1.18%	1.24%

Net charge-offs total $2.1 million in 2006 due primarily to deterioration in two relationships. Based on management’s evaluation of the borrowers’ ability to make future payments and the value of the underlying collateral, charge-offs totaling $1.6 million were recommended and processed in the fourth quarter. As a result of these charge-offs, the company determined that additional provisions were necessary to maintain the strength of the reserve and provided an additional $1,000,000 in December. Other activity is consistent with prior periods and includes writedowns on credits incurred in the normal course of business. The installment loan charge-offs include $305,000 of indirect auto loans, of which $220,000 was recovered in 2006 through sales of the vehicles. During 2006, there were no charge-offs on loans carried as nonaccrual on December 31, 2005. The company’s ratio of net charge-offs to average loans is comparable to its national peer groups while the ratio of the allowance for credit losses to total loans is adequate considering current delinquency levels.

DEPOSITS

The primary source of funds to support the company’s growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Total deposits increased $170 million in 2006 comprised of $49 million in lower costing savings and demand accounts and a $121 million increase in time deposit balances. Included in the 2006 growth is $74 million of deposits acquired through the purchase of a branch office.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands):

	Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$73,637		$68,572		$72,700
Interest-bearing demand deposits	254,065	2.54%	220,373	1.59%	163,826	0.98%
Savings deposits	72,889	1.32%	81,899	1.06%	80,112	0.75%
Time deposits	409,552	4.42%	342,193	3.23%	316,037	2.60%
Total	$810,143		$713,037		$632,675

Maturities of time deposits of $100,000 or more outstanding at December 31, 2006, are summarized as follows (in thousands):

3 months or less	$104,565
Over 3 through 6 months	17,154
Over 6 through 12 months	37,689
Over 12 months	28,476
Total	$187,884

CAPITAL

A strong capital base is essential to the continued growth and profitability of the company and is therefore a management priority. The company’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 15 to the financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.

The following schedules present information regarding the company’s risk-based capital at December 31, 2006, 2005 and 2004 and selected other capital ratios.

CAPITAL ANALYSIS (in thousands)
	December 31,
	2006	2005	2004
Tier I Capital:
Total Tier I Capital	$ 97,048	$ 84,943	$ 74,693
Tier II Capital:
Allowable portion of allowance for credit losses	$ 7,538	$ 7,528	$ 7,100
Total Risk-Based Capital	$104,586	$ 92,471	$ 81,793
Total Risk-Weighted Assets	$980,201	$819,339	$728,681

CAPITAL RATIOS
	Regulatory Minimum	2006	2005	2004
Total Risk-Based Capital	8.00%	10.67%	11.29%	11.22%
Tier I Risk-Based Capital	4.00%	9.90%	10.37%	10.25%
Tier I Leverage Ratio	4.00%	9.16%	8.91%	8.69%
Return on Assets	N/A	1.26%	1.18%	1.08%
Return on Equity*	N/A	15.30%	13.96%	12.86%
Equity to Assets Ratio*	N/A	8.18%	8.37%	8.34%
Dividend Payout Ratio	N/A	42.75%	40.20%	41.95%

* Includes the effect of SFAS 115 in the amount of $(70,000) in 2006, $(524,000) in 2005, and $1,030,000 in 2004.

During 1999, the company implemented a Dividend Reinvestment Plan which has resulted in an influx to capital of $13.3 million to date. The company also adopted stock option plans for directors and senior officers. New capital generated from the exercise of stock options is $3.8 million at December 31, 2006. In February 2006, the company declared a 10% stock dividend payable March 31, 2006, resulting in the issuance of 1,112,868 new shares. The company has also paid 100% stock dividends on September 30, 2004 and January 31, 2003 which resulted in 5,423,425 and 2,603,838 new shares, respectively. At the 2005 Annual Meeting, shareholders approved management’s proposal to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

In 2006, regulatory capital increased $12.1 million comprised of a $6.1 million increase in retained earnings after paying cash dividends of $5.8 million and accounting for the 10% stock dividend paid March 31, 2006, a $3.3 million increase due to the company’s dividend reinvestment plan and a $.9 million increase due to the issuance of shares from the company’s stock option plans. As of December 31, 2006, there were 36,780,372 shares of stock available for future sale or stock dividends. The number of shareholders of record at December 31, 2006 was 1,523. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 15 to the financial statements for further discussion of capital requirements and dividend limitations.

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

INTEREST RATE GAP

The following schedule illustrates the company’s interest rate gap position as of December 31, 2006 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.

Interest Rate Sensitivity Analysis
as of December 31, 2006
(in thousands)

			Rate Sensitive			Not
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Rate
	Days	Days	Days	Years	5 Years	Sensitive	Total

Commercial loans	$431,105	$12,015	$23,820	$150,683	$ 28,286	$ 0	$645,909
Mortgage loans	912	1,330	3,393	20,061	9,642	0	35,338
Installment loans	16,018	7,942	18,308	89,640	23,504	0	155,412
Total Loans	448,035	21,287	45,521	260,384	61,432	0	836,659

Securities-taxable	25,488	3,919	13,134	81,192	63,097	8,178	195,008
Securities-tax free	1,905	630	2,820	34,475	35,595	0	75,425
Total Securities	27,393	4,549	15,954	115,667	98,692	8,178	270,433

Interest-bearing deposits with banks	0	0	0	0	0	0	0
Federal funds sold	2,325	0	0	0	0	0	2,325
Total Money Market Assets	2,325	0	0	0	0	0	2,325

Total Earning Assets	477,753	25,836	61,475	376,051	160,124	8,178	1,109,417
Non-earning assets	0	0	0	0	0	82,904	82,904
Allowance for credit losses	0	0	0	0	0	(7,538)	(7,538)

Total Assets	$477,753	$25,836	$61,475	$376,051	$160,124	$83,544	$1,184,783

Interest-bearing demand deposits	$291,400	$ 0	$ 0	$ 0	$ 0	$ 0	$291,400
Savings deposits	72,408	0	797	0	0	0	73,205
Time deposits $100,000 and over	133,094	12,962	21,558	19,916	354	0	187,884
Other time deposits	114,929	37,921	45,826	78,883	4,550	0	282,109
Total Interest-Bearing Deposits	611,831	50,883	68,181	98,799	4,904	0	834,598

Borrowed funds and other interest-bearing liabilities	25,105	1,062	1,964	89,247	35,494	0	152,872

Total Interest-Bearing Liabilities	636,936	51,945	70,145	188,046	40,398	0	987,470
Demand deposits	0	0	0	0	0	86,375	86,375
Other liabilities	0	0	0	0	0	14,076	14,076
Stockholders' equity	0	0	0	0	0	96,862	96,862

Total Liabilities and Stockholders' Equity	$636,936	$51,945	$70,145	$188,046	$40,398	$197,313	$1,184,783

Interest Rate Sensitivity gap	$(159,183)	$(26,109)	$(8,670)	$188,005	$119,726	$(113,769)

Cumulative gap	$(159,183)	$(185,292)	$(193,962)	$(5,957)	$113,769

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

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2006 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2006 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	(3.96)%	(2.48)%

Economic value at risk:
Percent change in economic value of equity	(16.49)%	12.13%

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company’s policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company’s most liquid assets. At December 31,

2006 cash and cash equivalents totaled $28.7 million, compared to the December 31, 2005 level of $21.9 million. Financing activities provided $157.2 million and operating activities provided $19.8 million of cash and cash equivalents during the year while investing activities utilized $170.2 million. The cash flows provided by financing activities is due primarily to an increase in deposits while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

Core deposits, which represent the company’s primary source of liquidity, averaged $648 million in 2006, an increase of $62 million, or 11%, from the $586 million average in 2005. This increase in average core deposits was supplemented with a $36 million increase in average jumbo certificates and a $7 million increase in average borrowed funds and other interest-bearing liabilities.

The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Discount Window.

Item 8 - Financial Statements and Supplementary Data

The information required by this item is set forth on pages 34-48 of the Company’s 2006 Annual Report to Shareholders, which pages are included as Exhibit 13 hereto, and incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer along with the company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that as of December 31, 2006 the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.

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

As of December 31, 2006, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, has been audited by Demetrius and Company, L.L.C., the independent registered public accounting firm that audited the company’s financial statements for the period covered. A copy of the Demetrius and Company, L.L.C. report is included in this annual report.

/s/ J. David Lombardi	/s/ William Lance
J. David Lombardi	William S. Lance
President and Chief Executive Officer	Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First National Community Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First National Community Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Community Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First National Community Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—lntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First National Community Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 of First National Community Bancorp, Inc., and our report dated March 14, 2007 expressed an unqualified opinion.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey

March 14, 2007

Item 9B. – Other Information

None

FIRST NATIONAL COMMUNITY BANCORP, INC.

Part III.

Item 10 – Directors, Executive Officers and Corporate Governance

Information regarding directors, nominees, principal officers, audit committees and audit committee financial experts required by this item is set forth under the captions “Information as to Nominees and Directors”, “Principal Officers of the Company”, “Principal Officers of the Bank”,“Information about the Company’s Audit Committee and its Charter”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 16, 2007 and is incorporated herein by reference.

The company has adopted a Code of Ethics that applies to directors, officers and employees of the company and the bank. A copy of the Code of Ethics was included as an exhibit to the company’s Form 10-K for the year ended December 31, 2005 and filed with the Securities and Exchange Commission. A request for the Company’s Code of Ethics can be made either in writing to William Lance, First National Community Bancorp, Inc., 102 East Drinker Street, Dunmore, Pennsylvania, 18512 or by email at fncb@fncb.com.

Item 11 - Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation”, “Option Grants in 2006”, “Compensation of Directors”, “Employment Agreement”, “Compensation Committee Report”, and “Board of Directors Interlocks and Insider Participation” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 16, 2007 and is incorporated herein by reference.

Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the caption “Principal Beneficial Owners of the Company’s Common Stock” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 16, 2007 and is incorporated herein by reference.

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2006 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 16, 2007 and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 16, 2007 and is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Auditors” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 16, 2007 and is incorporated herein by reference.

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

3.	The following Exhibits are filed herewith or incorporated by reference:

EXHIBIT 3.1	Articles of Incorporation – filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference

EXHIBIT 3.2	By –laws - filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference

EXHIBIT 10.1	Dividend Reinvestment Plan – filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.2	Stock Incentive Plan - filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.3	Stock Option Plan - filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.4	Deferred Compensation Plan - filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 21	Subsidiaries

EXHIBIT 13	Annual Report

EXHIBIT 14	Code of Ethics - filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Chief Financial Officer

EXHIBIT 32.1	Section 1350 Certification – Chief Executive Officer

EXHIBIT 32.2	Section 1350 Certification – Chief Financial Officer

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

DATE: March 14, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael G. Cestone	March 14, 2007	/s/ Louis A. DeNaples	March 14, 2007
Michael G. Cestone	Date	Louis A. DeNaples	Date

Michael J. Cestone, Jr.	Date	Joseph J. Gentile	Date

/s/ Joseph Coccia	March 14, 2007
Joseph Coccia	Date	Joseph O. Haggerty	Date

/s/ William P. Conaboy	March 14, 2007	/s/ J. David Lombardi	March 14, 2007
William P. Conaboy	Date	J. David Lombardi	Date

/s/ Michael T. Conahan	March 14, 2007	/s/ John P. Moses	March 14, 2007
Michael T. Conahan	Date	John P. Moses	Date

/s/ Dominick L. DeNaples	March 14, 2007
Dominick L. DeNaples	Date	John R. Thomas	Date