Form 10-Q
period 2007-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2007-05-04
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

YES	X	NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	_____	Accelerated Filer	X	Non-Accelerated Filer	______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).            Yes ____No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value

(Title of Class)

12,449,085 shares

(Outstanding at May 4, 2007)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

		Page No.
Part I - Financial Information

Item 1.	Financial Statements.
	Consolidated Statements of Financial Condition
	March 31, 2007 (unaudited) and December 31, 2006	1
	Consolidated Statements of Income
	Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	2
	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity
	Three Months Ended March 31, 2007 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

Part II - Other Information		19-21

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		22

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2007	Dec. 31, 2006
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 18,050	$ 26,418
Federal funds sold	2,575	2,325
Total cash and cash equivalents	20,625	28,743
Interest-bearing balances with financial institutions	0	0
Securities:
Available-for-sale, at fair value	263,927	261,626
Held-to-maturity, at cost (fair value $1,843 on March 31, 2007 and $1,819 on December 31, 2006)	1,660	1,639
Federal Reserve Bank and FHLB stock, at cost	7,197	7,168
Net loans	852,388	829,121
Bank premises and equipment	14,321	13,671
Intangible Assets	9,908	9,873
Other assets	32,877	32,942
Total Assets	$1,202,903	$1,184,783

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 78,699	$ 86,375
Interest bearing demand	288,003	291,400
Savings	73,168	73,205
Time ($100,000 and over)	200,675	187,884
Other time	296,734	282,109
Total deposits	937,279	920,973
Borrowed funds	151,648	152,872
Other liabilities	13,523	14,076
Total Liabilities	$1,102,450	$1,087,921
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 12,449,085 shares at March 31, 2007 and 12,398,168 shares at December 31, 2006	$ 15,561	$ 15,498
Additional Paid-in Capital	53,390	52,418
Retained Earnings	31,142	29,016
Accumulated Other Comprehensive Income (Loss)	360	(70)
Total shareholders' equity	$ 100,453	$ 96,862
Total Liabilities and Shareholders’ Equity	$1,202,903	$1,184,783

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Interest Income:
Loans	$ 15,875	$ 12,657
Balances with banks	0	23
Investments	3,417	2,678
Federal Funds Sold	17	5
Total interest income	19,309	15,363
Interest Expense:
Deposits	7,930	5,243
Borrowed Funds	1,977	1,831
Total interest expense	9,907	7,074

Net Interest Income before Loan Loss Provision	9,402	8,289
Provision for credit losses	300	270
Net interest income	9,102	8,019
Other Income:
Service charges	671	634
Other Income	589	400
Gain/(Loss) on sale of:
Loans	161	61
Securities	3	(1)
Other Real Estate	0	33
Total other income	1,424	1,127
Other expenses:
Salaries & benefits	2,838	2,514
Occupancy & equipment	884	752
Advertising expense	210	180
Data processing expense	381	366
Other	1,322	1,117
Total other expenses	5,635	4,929

Income before income taxes	4,891	4,217
Income tax expense	1,276	1,023
NET INCOME	$ 3,615	$ 3,194

Basic earnings per share	$ 0.29	$ 0.26
Diluted earnings per share	$ 0.29	$ 0.25

Weighted average number of basic shares	12,414,267	12,216,508
Weighted average number of diluted shares	12,682,267	12,529,706

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 19,590	$ 15,665
Fees & Commissions Received	1,267	1,033
Interest Paid	(10,166)	(6,424)
Income Taxes Paid	(757)	(719)
Cash Paid to Suppliers & Employees	(6,697)	(5,262)
Net Cash Provided by Operating Activities	$ 3,237	$ 4,293
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$ 19,015	$ 6,196
Proceeds from Calls prior to maturity	7,271	5,688
Proceeds from Maturities	0	0
Purchases	(27,780)	(10,811)
Net Increase in Loans to Customers	(23,491)	(19,972)
Capital Expenditures	(997)	(358)
Net Cash Used by Investing Activities	$(25,982)	$(19,257)
Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$(11,110)	$ (6,202)
Net Increase in Certificates of Deposit	27,415	28,964
Net Decrease in Borrowed Funds	(1,224)	(12,512)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	861	707
Net Proceeds from Issuance of Common Stock – Stock Option Plans	174	179
Dividends Paid	(1,489)	(1,221)
Cash dividends paid in lieu of fractional shares – 10% stock dividend	(0)	(6)
Net Cash Provided by Financing Activities	$ 14,627	$ 9,909
Net Increase/(Decrease) in Cash and Cash Equivalents	$ (8,118)	$ (5,055)
Cash & Cash Equivalents at Beginning of Year	$ 28,743	$ 21,880
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 20,625	$ 16,825

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 3,615	$ 3,194
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(200)	233
Depreciation	397	336
Provision for Probable Credit Losses	300	270
Provision for Deferred Taxes	(37)	(76)
Gain on Sale of Loans	(161)	(61)
Loss/(Gain) on Sale of Investment Securities	(3)	1
Gain on Sale of Other Real Estate	0	(33)
Increase in Taxes Payable	151	214
Decrease in Interest Receivable	481	69
Increase (Decrease) in Interest Payable	(259)	650
Increase in Prepaid Expenses and Other Assets	(602)	(672)
Increase (Decrease) in Accrued Expenses and Other Liabilities	(445)	168
Total Adjustments	$ (378)	$ 1,099
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 3,237	$ 4,293

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2007
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2006		12,398,168	$15,498	$52,418	$29,016	$(70)	$96,862
Comprehensive Income:
Net income for the period	3,615				3,615		3,615
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of deferred income taxes of $222	433
Reclassification adjustment for gain or loss included in income (tax effect of $1)	(3)
Total other comprehensive income, net of tax	430					430	430
Comprehensive Income	4,045
Issuance of Common Stock – Stock Option Plans		16,320	20	154			174
Issuance of Common Stock through Dividend Reinvestment		34,597	43	818			861
Cash dividends paid, $0.12 per share					(1,489)		(1,489)
BALANCES, MARCH 31, 2007		12,449,085	$15,561	$53,390	$31,142	$360	$100,453

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)            The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2006 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006.

(2)           Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 12,414,267 and 12,216,508 for the periods ending March 31, 2007 and 2006, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 12,682,267 and 12,529,706 for the periods ending March 31, 2007 and 2006, respectively.

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

There were no stock option awards granted during the first quarters of 2007 or 2006.

A summary of the status of the Corporation’s stock option plans is presented below:

	Three months ended March 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	279,870	$13.56	332,920	$10.80
Granted	0		0
Exercised	(16,320)	10.71	(22,500)	7.95
Forfeited	0		0
Outstanding at the end of the period	263,550	13.74	310,420	11.06

Options exercisable at March 31,	235,500	11.93	282,370	9.76
Weighted average fair value of options granted during the period		---		---

(6)

Information pertaining to options outstanding at March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.49-$28.91	263,550	6.5 years	$13.74	235,500	$11.93

(4)           In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". Statement 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company analyzed the benefits of the early adoption of SFAS No. 159, but has determined that such action is not consistent with the overall strategies of the company. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial statements.

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended March 31, 2007 and 2006. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of March 31, 2007, the company had 17 full-service branch banking offices in its principal market area in Lackawanna, Luzerne and Wayne Counties, Pennsylvania. At March 31, 2007, the company had 268 full-time equivalent employees.

The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna, Luzerne and Wayne Counties, Pennsylvania:

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

Summary:

Net income for the three months ended March 31, 2007 amounted to $3,615,000, an increase of $421,000 or 13% compared to the same period of the previous year. This increase can be attributed to the $1,113,000 improvement in net interest income which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $297,000 primarily due to an increase in letter of credit fees. Other expenses increased $706,000, or 14%, over the same period of last year due primarily to an increase in Salaries & Benefits of $324,000 related to the company's expansion.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $9,402,000 and $8,289,000 (before the provision for credit losses) during the first three months of 2007 and 2006, respectively. The year to date net interest margin (tax equivalent) decreased ten basis points to 3.56% in 2007 compared to 2006 comprised of a fifty-two basis point increase in the yield earned on earning assets which was offset by a sixty-three basis point increase in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2007 margin would be 3.71% which is four basis points lower than the 3.75% recorded during the first three months of last year.

Earning assets increased $26 million to $1.133 billion during the first three months of 2007 and total 94.2% of total assets, a slight increase from the 93.5% at year-end.

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

	Three months ended March 31,
	2007
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$816,678	$15,507	7.61%
Loans (tax-free) (1)	31,058	368	7.18
Investment securities (taxable)	193,403	2,514	5.20
Investment securities (tax-free)(1)	77,538	903	7.06
Time deposits with banks and federal funds sold	1,310	17	5.20
Total interest-earning assets	1,119,987	19,309	7.14%
Non-interest earning assets	70,526
Total Assets	$1,190,513
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$841,241	$ 7,930	3.82%
Borrowed funds	158,288	1,977	5.00
Total interest-bearing liabilities	999,529	9,907	4.01%
Other liabilities and shareholders' equity	190,984
Total Liabilities and Shareholders' Equity	$1,190,513

Net interest income/rate spread		$ 9,402	3.13%

Net yield on average interest-earning assets			3.56%

Interest-earning assets as a percentage of interest-bearing liabilities			112%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Three-months ended March 31,
	2006
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$692,825	$12,286	7.11%
Loans (tax-free) (1)	30,456	371	7.37
Investment securities (taxable)	173,590	1,889	4.35
Investment securities (tax-free)(1)	66,106	789	7.24
Time deposits with banks and federal funds sold	2,601	28	4.32
Total interest-earning assets	965,578	15,363	6.62%
Non-interest earning assets	48,633
Total Assets	$1,014,211
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$689,538	$ 5,243	3.08%
Borrowed funds	157,474	1,831	4.65
Total interest-bearing liabilities	847,012	7,074	3.38%
Other liabilities and shareholders' equity	167,199
Total Liabilities and Shareholders' Equity	$1,014,211

Net interest income/rate spread		$ 8,289	3.24%

Net yield on average interest-earning assets			3.66%

Interest-earning assets as a percentage of interest-bearing liabilities			114%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended March 31, 2007 vs 2006
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$1,039	$2,182	$3,221
Loans (tax-free)	(10)	7	(3)
Investment securities (taxable)	414	211	625
Investment securities (tax-free)	(23)	137	114
Time deposits with banks and federal funds sold	2	(13)	(11)
Total interest income	$1,422	$2,524	$3,946

Deposits	$1,362	$ 1,325	$2,687
Borrowed funds	9	137	146
Total interest expense	$1,371	$1,462	$2,833
Net change in net interest income	$ 51	$1,062	$1,113

	Period Ended March 31, 2006 vs 2005
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$2,013	$1,328	$3,341
Loans (tax-free)	23	4	27
Investment securities (taxable)	108	(8)	100
Investment securities (tax-free)	(25)	149	124
Time deposits with banks and federal funds sold	11	(3)	8
Total interest income	$2,130	$1,470	$3,600

Deposits	$1,818	$ 424	$2,242
Borrowed funds	104	3	107
Total interest expense	$1,922	$ 427	$2,349
Net change in net interest income	$ 208	$1,043	$1,251

(12)

Other Income and Expenses:

Other income in the first three months of 2007 increased $297,000 in comparison to the same period of 2006. Service charges and fees increased $226,000, or 22%, over the prior period. Income from service charges on deposits increased $37,000, or 6%, in comparison to the same period of last year due to the addition of one community office. Other fee income increased $189,000, or 47% primarily due to a $139,000 increase in letter of credit fee income.

Other expenses increased $706,000 or 14% for the period ended March 31, 2007 compared to the same period of the previous year. Salaries and Benefits costs added $324,000, or 13% in comparison to the first three months of 2006 due to the opening of a new branch office, additional staff and merit increases. Occupancy and equipment costs increased $132,000, or 18%, advertising costs rose 17%, data processing costs rose 4%, and other operating expenses increased $205,000, or 18%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2007	2006
Provision at statutory rate	$1,726	$1,436
Add (Deduct):
Tax effect of non-taxable interest income	(483)	(446)
Non-deductible interest expense	70	57
Tax benefit from stock options exercised	(44)	(30)
Deferred tax benefits	(6)	0
Other items, net	13	6
Income tax expense	$1,276	$1,023

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	March 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$ 53,394	$ 53,394	$ 59,347	$ 59,347
Obligations of state & political subdivisions	80,637	80,820	77,128	77,308
Collateralized mortgage obligations	70,369	70,369	63,288	63,288
Mortgage-backed securities	40,141	40,141	42,501	42,501
Corporate debt securities	20,053	20,053	20,006	20,006
Equity securities and mutual funds	993	993	995	995
Total	$265,587	$265,770	$263,265	$263,445

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2007 of the company’s Investment Securities classified as available-for-sale (in thousands):

	March 31, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 53,337	$ 252	$ 195	$ 53,394
Obligations of state and political subdivisions:	77,555	1,622	200	78,977
Collateralized mortgage obligations:	70,585	473	689	70,369
Mortgage-backed securities:	40,820	34	713	40,141
Corporate debt securities:	20,075	156	178	20,053
Equity securities and mutual funds:	1,010	0	17	993
Total	$263,382	$2,537	$1,992	$263,927

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2007 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	March 31, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,660	$183	$ 0	$ 1,843
Total	$1,660	$183	$ 0	$ 1,843

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at March 31, 2007 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 499	$ 498	$ 0	$ 0
After one year through five years	3,984	3,978	0	0
After five years through ten years	43,410	43,677	0	0
After ten years	103,074	104,271	1,660	1,843
Collateralized mortgage obligations	70,585	70,369	0	0
Mortgage-backed securities	40,820	40,141	0	0
Total	$262,372	$262,934	$1,660	$1,843

Gross proceeds from the sale of investment securities for the periods ended March 31, 2007 and 2006 were $19,014,745 and $6,196,266 respectively with the gross realized gains being $149,266 and $27,900 respectively, and gross realized losses being $145,944 and $28,736, respectively.

At March 31, 2007 and 2006, investment securities with a carrying amount of $204,120,066 and $169,531,975 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$147,190	15.6	$151,470	18.1
Real estate loans, secured by nonfarm, nonresidential properties	422,211	51.6	415,560	49.6
Commercial & industrial loans	174,475	18.7	157,837	18.9
Loans to individuals for household, family and other personal expenditures	83,191	9.9	80,770	9.6
Loans to state and political subdivisions	33,393	4.1	31,355	3.8
All other loans, including overdrafts	300	0.1	236	0.0
Total Gross Loans	$860,760	100.0	$837,228	100.0
Less: Allow. for Credit Losses	(7,828)		(7,538)
Less: Unearned Discount	(544)		(569)
Net Loans	$852,388		$829,121

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Three months Ended March 31, 2007	Year to date Ended Dec. 31, 2006
Balance, January 1	$7,538	$7,528
Recoveries Credited	141	350
Losses Charged	(151)	(2,420)
Provision for Credit Losses	300	2,080
Balance at End of Period	$7,828	$7,538

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	March 31, 2007	Dec. 31, 2006
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	2,291	2,299
Loans past due 90 days or more and still accruing	704	412
Total non-performing loans	2,995	2,711
Other Real Estate Owned	2,188	2,188
Total non-performing assets	$5,183	$4,899

Non-performing loans as a percentage of gross loans	0.3%	0.3%
Non-performing assets as a percentage of total assets	0.4%	0.4%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at March 31, 2007 were comprised of five credits which are adequately secured by mortgages or UCC’s on the property. Any loss recognized on these loans is expected to be minimal.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $100,000 was credited to the allowance during the first three months of 2007. A monthly provision of $90,000 was credited to the allowance during the first three months of 2006. The ratio of the loan loss reserve to total loans at March 31, 2007 and 2006 was 0.91% and 1.04%, respectively.

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

The short-term liquidity position of the company is strong as evidenced by $20,625,000 in cash and cash equivalents. A secondary source of liquidity is provided by the investment portfolio with $37 million or 14% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Capital Management

A strong capital base is essential to the continued growth and profitability of the company and in that regard the maintenance of appropriate levels of capital is a management priority. The company’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 15 to the year end audited financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.

Total stockholders' equity increased $3,591,000 or 4% during the first three months of 2007 comprised of an increase in retained earnings in the amount of $2,126,000 after paying cash dividends, $1,035,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $430,000 increase in other comprehensive income. During the same period of 2006, total stockholders' equity increased $1,520,000, or 2%, comprised of an increase in retained earnings of $1,967,000, after paying cash dividends and $886,000 from stock issued through Dividend Reinvestment and a $1,333,000 decrease in other comprehensive income. The total dividend payout during the first three months of 2007 and 2006 represents $.12 per share and $.11 per share. Excluding the impact due to securities valuation, increases in core equity amounted to $3,161,000 and $2,853,000, respectively.

(17)

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2007, the bank met all capital requirements with a leverage ratio of 8.47% and core capital and total risk-based capital ratios of 9.94% and 10.72%, respectively. On a consolidated basis, the company's leverage ratio, core capital and total risk-based capital ratios at March 31, 2007 were 8.50%, 9.97% and 10.75%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first three months of 2007. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of March 31, 2007.

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

Item 1A. – Risk Factors

No material changes in risk factors occurred from those previously disclosed in the company’s Form 10-K for the year ended December 31, 2006.

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	May 4, 2007	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	May 4, 2007	/s/ William Lance
William Lance, Treasurer/
Principal Financial Officer

(20)