Form 10-Q
period 2007-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2007-08-03
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

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

Common Stock, $1.25 par value

(Title of Class)

12,490,180 shares

(Outstanding at July 23, 2007)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

PART I FINANCIAL INFORMATION		Page No.

Item 1.	Consolidated Financial Statements.
	Consolidated Statements of Financial Condition June 30, 2007 (unaudited) and December 31, 2006	1
	Consolidated Statements of Income Three Months Ended June 30, 2007 and June 30, 2006 (unaudited) Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)	2
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2007 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II OTHER INFORMATION		19

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		20

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2007	Dec. 31, 2006
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 19,408	$ 26,418
Federal funds sold	0	2,325
Total cash and cash equivalents	19,408	28,743
Interest-bearing balances with financial institutions	0	0
Securities:
Available-for-sale, at fair value	259,990	261,626
Held-to-maturity, at cost (fair value $1,785 on June 30, 2007 and $1,819 on December 31, 2006)	1,680	1,639
Federal Reserve Bank and FHLB stock, at cost	7,608	7,168
Net loans	900,000	829,121
Bank premises and equipment	14,976	13,671
Intangible Assets	9,875	9,873
Other assets	34,836	32,942
Total Assets	$1,248,373	$1,184,783

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 76,863	$ 86,375
Interest bearing demand	279,894	291,400
Savings	71,802	73,205
Time ($100,000 and over)	193,309	187,884
Other time	335,393	282,109
Total deposits	957,261	920,973
Borrowed funds	176,804	152,872
Other liabilities	14,008	14,076
Total Liabilities	$1,148,073	$1,087,921
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 12,490,180 shares at June 30, 2007 and 12,398,168 shares at December 31, 2006	$ 15,613	$ 15,498
Additional Paid-in Capital	54,256	52,418
Retained Earnings	33,396	29,016
Accumulated Other Comprehensive Income (Loss)	(2,965)	(70)
Total shareholders' equity	$ 100,300	$ 96,862
Total Liabilities and Shareholders’ Equity	$1,248,373	$1,184,783

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Interest Income:
Loans	$ 16,775	$ 13,673	$ 32,650	$ 26,330
Balances with banks	0	22	0	45
Investments	3,481	2,814	6,898	5,492
Federal Funds Sold	2	9	19	14
Total interest income	20,258	16,518	39,567	31,881
Interest Expense:
Deposits	8,481	5,960	16,411	11,203
Borrowed Funds	2,067	1,909	4,044	3,740
Total interest expense	10,548	7,869	20,455	14,943
Net Interest Income before Loan Loss Provision	9,710	8,649	19,112	16,938
Provision for credit losses	300	270	600	540
Net interest income	9,410	8,379	18,512	16,398
Other Income:
Service charges	710	669	1,381	1,303
Other Income	602	423	1,191	823
Gain / (Loss) on sale of:
Loans	31	12	192	73
Securities	25	0	28	(1)
Other Real Estate	0	0	0	33
Total other income	1,368	1,104	2,792	2,231
Other expenses:
Salaries & benefits	2,897	2,521	5,735	5,035
Occupancy & equipment	902	739	1,786	1,491
Advertising expense	210	180	420	360
Data processing expense	389	382	770	748
Other	1,482	1,186	2,804	2,303
Total other expenses	5,880	5,008	11,515	9,937
Income before income taxes	4,898	4,475	9,789	8,692
Income tax expense	1,150	1,122	2,426	2,145
NET INCOME	$ 3,748	$ 3,353	$ 7,363	$ 6,547

Basic earnings per share	$ 0.30	$ 0.27	$ 0.59	$ 0.53
Diluted earnings per share	$ 0.29	$ 0.27	$ 0.58	$ 0.52

Weighted average number of basic shares	12,457,501	12,260,403	12,436,003	12,238,577
Weighted average number of diluted shares	12,717,918	12,559,476	12,700,191	12,544,673

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 39,374	$ 32,199
Fees & Commissions Received	2,590	2,126
Interest Paid	(20,087)	(13,127)
Income Taxes Paid	(2,417)	(2,175)
Cash Paid to Suppliers & Employees	(11,856)	(9,260)
Net Cash Provided by Operating Activities	$ 7,604	$ 9,763
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$ 28,075	$ 6,196
Proceeds from Calls prior to maturity	13,390	12,132
Proceeds from Maturities	0	0
Purchases	(44,196)	(16,903)
Net Decrease in Interest-Bearing Bank Balances	0	297
Net Increase in Loans to Customers	(71,390)	(45,956)
Capital Expenditures	(2,008)	(621)
Net Cash Used by Investing Activities	$(76,129)	$(44,855)
Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$(22,422)	$ (20,605)
Net Increase in Certificates of Deposit	58,709	59,702
Net Increase/(Decrease) in Borrowed Funds	23,933	(5,791)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	1,728	1,518
Net Proceeds from Issuance of Common Stock – Stock Option Plans	225	295
Dividends Paid	(2,983)	(2,569)
Cash dividends paid in lieu of fractional shares – 10% stock dividend	0	(6)
Net Cash Provided by Financing Activities	$ 59,190	$ 32,544
Net Increase/(Decrease) in Cash and Cash Equivalents	$ (9,335)	$ (2,548)
Cash & Cash Equivalents at Beginning of Year	$ 28,743	$ 21,880
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 19,408	$ 19,332

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 7,363	$ 6,547
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(471)	340
Depreciation	804	682
Provision for Probable Credit Losses	600	540
Provision for Deferred Taxes	(75)	(152)
Gain on Sale of Loans	(192)	(73)
Loss/(Gain) on Sale of Investment Securities	(28)	1
Gain on Sale of Other Real Estate	0	(33)
Decrease in Taxes Payable	(322)	(44)
Decrease (Increase) in Interest Receivable	278	(22)
Increase in Interest Payable	368	1,816
Increase in Prepaid Expenses and Other Assets	(606)	(537)
Increase (Decrease) in Accrued Expenses and Other Liabilities	(115)	698
Total Adjustments	$ 241	$ 3,216
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 7,604	$ 9,763

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2007
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2006		12,398,168	$15,498	$52,418	$29,016	$(70)	$96,862
Comprehensive Income:
Net income for the period	7,363				7,363		7,363
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $1,491	(2,867)
Reclassification adjustment for gain or loss included in income (tax effect of $10)	(28)
Total other comprehensive loss, net of tax	(2,895)					(2,895)	(2,895)
Comprehensive Income	4,468
Issuance of Common Stock – Stock Option Plans		22,170	28	197			225
Issuance of Common Stock through Dividend Reinvestment		69,842	87	1,641			1,728
Cash dividends paid, $0.24 per share					(2,983)		(2,983)
BALANCES, JUNE 30, 2007		12,490,180	$15,613	$54,256	$33,396	$(2,965)	$100,300

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2006 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006.

(2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 12,436,003 and 12,238,577 for the periods ending June 30, 2007 and 2006, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 12,700,191 and 12,544,673 for the periods ending June 30, 2007 and 2006, respectively.

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

There were no stock option awards granted during the first two quarters of 2007 or 2006.

A summary of the status of the Corporation’s stock option plans is presented below:

	Six months ended June 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	279,870	$13.56	332,920	$10.80
Granted	0		0
Exercised	(22,170)	10.13	(36,950)	7.55
Forfeited	(1,320)	28.91	0
Outstanding at the end of the period	256,380	13.78	295,970	11.20

Options exercisable at June 30,	256,380	13.78	295,970	11.20
Weighted average fair value of options granted during the period		---		---

(6)

Information pertaining to options outstanding at June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.49-$28.91	256,380	6.2 years	$13.78	256,380	$13.78

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

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended June 30, 2007 and 2006. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of June 30, 2007, the company had 18 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania. At June 30, 2007, the company had 269 full-time equivalent employees.

The bank was established as a national banking association in 1910 as "The First National Bank of Dunmore." Based upon shareholder approval received at a Special Shareholders' Meeting held October 27, 1987, the bank changed its name to "First National Community Bank" effective March 1, 1988. The bank's operations are conducted from offices located in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania:

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Fashion Mall	July 1988
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004
Honesdale	November 2006
Stroudsburg	May 2007

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

Summary:

Net income for the six months ended June 30, 2007 amounted to $7,363,000, an increase of $816,000 or 12% compared to the same period of the previous year. This increase can be attributed to the $2,114,000 improvement in net interest income which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $561,000 primarily due to an increase in letter of credit fees.. Other expenses increased $1,578,000 over the same period of last year due primarily to an increase in Salaries & Benefits of $700,000 related to the company's expansion.

Net income for the three months ended June 30, 2007 amounted to $3,748,000, an increase of $395,000 or 12% compared to the same period of the previous year. This increase can be attributed to the $1,031,000 improvement in net interest income which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $264,000 primarily due to an increase in letter of credit fees. Other expenses increased $872,000, or 17%, over the same period of last year due primarily to an increase in Salaries & Benefits of $376,000 related to the company's expansion.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $19,112,000 and $16,938,000 (before the provision for credit losses) during the first six months of 2007 and 2006, respectively. The year to date net interest margin (tax equivalent) decreased thirteen basis points to 3.55% in 2007 compared to 2006 comprised of a forty-one basis point increase in the yield earned on earning assets which was offset by a fifty-four basis point increase in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2007 margin would be 3.69% which is fourteen basis points lower than the 3.83% recorded during the first six months of last year.

Earning assets increased $64 million to $1.248 billion during the first six months of 2007 and total 94.5% of total assets, a slight increase from the 93.5% at year-end.

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

	Six months ended June 30,
	2007
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$832,244	$31,824	7.62%
Loans (tax-free) (1)	34,014	826	7.32
Investment securities (taxable)	193,613	5,070	5.23
Investment securities (tax-free)(1)	79,063	1,828	7.01
Time deposits with banks and federal funds sold	720	19	5.20
Total interest-earning assets	1,139,654	39,567	7.16%
Non-interest earning assets	70,813
Total Assets	$1,210,467
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$857,436	$16,411	3.86%
Borrowed funds	160,738	4,044	5.00
Total interest-bearing liabilities	1,018,174	20,455	4.04%
Other liabilities and shareholders' equity	192,293
Total Liabilities and Shareholders' Equity	$1,210,467

Net interest income/rate spread		$19,112	3.12%

Net yield on average interest-earning assets			3.55%

Interest-earning assets as a percentage of interest-bearing liabilities			112%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Six-months ended June 30,
	2006
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$704,328	$25,576	7.24%
Loans (tax-free) (1)	30,970	754	7.34
Investment securities (taxable)	171,825	3,877	4.51
Investment securities (tax-free)(1)	67,695	1,615	7.23
Time deposits with banks and federal funds sold	2,724	59	4.39
Total interest-earning assets	977,542	31,881	6.75%
Non-interest earning assets	48,570
Total Assets	$1,026,112
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$699,815	$11,203	3.23%
Borrowed funds	158,275	3,740	4.70
Total interest-bearing liabilities	858,090	14,943	3.50%
Other liabilities and shareholders' equity	168,022
Total Liabilities and Shareholders' Equity	$1,026,112

Net interest income/rate spread		$16,938	3.25%

Net yield on average interest-earning assets			3.68%

Interest-earning assets as a percentage of interest-bearing liabilities			114%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended June 30, 2007 vs 2006
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$1,644	$4,604	$6,248
Loans (tax-free)	(2)	74	72
Investment securities (taxable)	720	473	1,193
Investment securities (tax-free)	(58)	271	213
Time deposits with banks and federal funds sold	1	(41)	(40)
Total interest income	$2,305	$5,381	$7,686

Deposits	$2,323	$2,885	$5,208
Borrowed funds	246	58	304
Total interest expense	$2,569	$2,943	$5,512
Net change in net interest income	$ (264)	$2,438	$2,174

	Period Ended June 30, 2006 vs 2005
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$3,992	$2,881	$6,873
Loans (tax-free)	43	12	55
Investment securities (taxable)	303	(73)	230
Investment securities (tax-free)	(48)	295	247
Time deposits with banks and federal funds sold	22	(11)	11
Total interest income	$4,312	$3,104	$7,416

Deposits	$3,741	$ 996	$4,737
Borrowed funds	215	31	246
Total interest expense	$3,956	$1,027	$4,983
Net change in net interest income	$ 356	$2,077	$2,433

(12)

Other Income and Expenses:

Other income in the first six months of 2007 increased $561,000 in comparison to the same period of 2006. Service charges and fees increased $446,000, or 21%, over the prior period. Income from service charges on deposits increased $78,000, or 6%, in comparison to the same period of last year due to the addition of two community offices. Other fee income increased $368,000, or 45% primarily due to a $284,000 increase in letter of credit fee income. Net gains from asset sales increased $115,000.

On a quarterly basis, other income for the second quarter of 2007 increased $264,000 in comparison to the same quarter of 2006. Service charges and fees increased $220,000, or 20%, over the prior period. Income from service charges increased $41,000, or 6%, in comparison to the same period of last year while other fee income increased $179,000, or 42%, due to increased letter of credit fees. Net gains from asset sales increased $44,000 when compared to the second quarter of 2006.

Other expenses increased $1,578,000 or 16% for the period ended June 30, 2007 compared to the same period of the previous year. Salaries and Benefits costs added $700,000, or 14% in comparison to the first six months of 2007 due to the opening of two new branch offices, additional staff and merit increases. Occupancy and equipment costs increased $295,000, or 20%, advertising costs rose 17%, data processing costs rose 3%, and other operating expenses increased $501,000, or 22%.

Other expenses for the second quarter of 2007 increased $872,000, or 17% in comparison to the same period of 2006. Salaries and Benefits costs increased $376,000, or 15%. Occupancy and equipment costs increased $163,000, or 22%, advertising costs rose 17%, data processing costs rose 2%, and other operating expenses increased $296,000, or 25%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2007	2006
Provision at statutory rate	$3,325	$2,987
Add (Deduct):
Tax effect of non-taxable interest income	(1,002)	(908)
Non-deductible interest expense	146	120
Tax benefit from stock options exercised	(58)	(68)
Deferred tax benefits	(11)	0
Other items, net	26	14
Income tax expense	$2,426	$2,145

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	June 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$ 52,315	$ 52,315	$ 59,347	$ 59,347
Obligations of state & political subdivisions	80,498	80,603	77,128	77,308
Collateralized mortgage obligations	70,109	70,109	63,288	63,288
Mortgage-backed securities	37,796	37,796	42,501	42,501
Corporate debt securities	19,972	19,972	20,006	20,006
Equity securities and mutual funds	980	980	995	995
Total	$261,670	$261,775	$263,265	$263,445

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2007 of the company’s Investment Securities classified as available-for-sale (in thousands):

	June 30, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 53,243	$ 48	$ 976	$ 52,315
Obligations of state and political subdivisions:	79,327	894	1,403	78,818
Collateralized mortgage obligations:	71,565	37	1,493	70,109
Mortgage-backed securities:	39,266	0	1,470	37,796
Corporate debt securities:	20,071	130	229	19,972
Equity securities and mutual funds:	1,010	0	30	980
Total	$264,482	$1,109	$5,601	$259,990

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2007 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	June 30, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,680	$105	$ 0	$ 1,785
Total	$1,680	$105	$ 0	$ 1,785

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at June 30, 2007 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 500	$ 499	$ 0	$ 0
After one year through five years	4,638	4,601	0	0
After five years through ten years	44,197	44,102	0	0
After ten years	103,306	101,903	1,680	1,785
Collateralized mortgage obligations	71,565	70,109	0	0
Mortgage-backed securities	39,266	37,796	0	0
Total	$263,472	$259,010	$1,680	$1,785

Gross proceeds from the sale of investment securities for the periods ended June 30, 2007 and 2006 were $28,074,658 and $6,196,266 respectively with the gross realized gains being $272,433 and $27,900 respectively, and gross realized losses being $244,415 and $28,736, respectively.

At June 30, 2007 and 2006, investment securities with a carrying amount of $185,431,136 and $176,373,830 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$158,113	17.4	$151,470	18.1
Real estate loans, secured by nonfarm, nonresidential properties	418,006	46.0	415,560	49.6
Commercial & industrial loans	205,029	22.6	157,837	18.9
Loans to individuals for household, family and other personal expenditures	87,022	9.6	80,770	9.6
Loans to state and political subdivisions	40,025	4.4	31,355	3.8
All other loans, including overdrafts	421	0.0	236	0.0
Total Gross Loans	$908,616	100.0	$837,228	100.0
Less: Allow. for Credit Losses	(8,097)		(7,538)
Less: Unearned Discount	(519)		(569)
Net Loans	$900,000		$829,121

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Six months Ended June 30, 2007	Year to date Ended Dec. 31, 2006
Balance, January 1	$7,538	$7,528
Recoveries Credited	191	350
Losses Charged	(232)	(2,420)
Provision for Credit Losses	600	2,080
Balance at End of Period	$8,097	$7,538

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	June 30, 2007	Dec. 31, 2006
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	2,279	2,299
Loans past due 90 days or more and still accruing	5,715	412
Total non-performing loans	7,994	2,711
Other Real Estate Owned	2,188	2,188
Total non-performing assets	$10,182	$4,899

Non-performing loans as a percentage of gross loans	0.9%	0.3%
Non-performing assets as a percentage of total assets	0.8%	0.4%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at June 30, 2007 were comprised of five credits which are adequately secured by mortgages or UCC’s on the property. The company currently anticipates that any loss recognized on these credits would not exceed $100,000.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $100,000 was credited to the allowance during the first six months of 2007. A monthly provision of $90,000 was credited to the allowance during the first six months of 2006. The ratio of the loan loss reserve to total loans at June 30, 2007 and 2006 was 0.89% and 1.02%, respectively.

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

The short-term liquidity position of the company is strong as evidenced by $19,408,000 in cash and cash equivalents. A secondary source of liquidity is provided by the investment portfolio with $36 million or 13% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

The company's focus is on retail deposits as a source of funds, although short-term needs can be funded with municipal deposits. The bank has the ability to sell Federal funds to invest excess cash; however, the bank can also borrow in the Federal Funds market to meet temporary liquidity needs. Other sources of potential liquidity include Federal Home Loan Bank advances, the Federal Reserve Discount Window, CDARS deposits and the Brokered CD market.

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

Total stockholders' equity increased $3,438,000 or 4% during the first six months of 2007 comprised of an increase in retained earnings in the amount of $4,380,000 after paying cash dividends, $1,953,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $2,895,000 decrease in other comprehensive income. During the same period of 2006, total stockholders' equity increased $2,699,000, or 3%, comprised of an increase in retained earnings of $3,972,000, after paying cash dividends and $1,813,000 from stock issued through Dividend Reinvestment and a $3,086,000 decrease in other comprehensive income. The total dividend payout during

(17)

the first six months of 2007 and 2006 represents $.24 per share and $.22 per share. Excluding the impact due to securities valuation, increases in core equity amounted to $6,333,000 and $5,785,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2007, the bank met all capital requirements with a leverage ratio of 8.46% and core capital and total risk-based capital ratios of 9.92% and 10.70%, respectively. On a consolidated basis, the company's leverage ratio, core capital and total risk-based capital ratios at June 30, 2007 were 8.48%, 9.95% and 10.73%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first six months of 2007. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2006.

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

As of June 30, 2007, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2007.

(18)

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are, reasonably likely to materially affect, the company’s internal controls over financial reporting.

Part II Other Information

Item 1 - Legal Proceedings.

The bank is not involved in any material pending legal proceedings, other than routine litigation incidental to the business.

Item 1A. – Risk Factors.

No material changes in risk factors occurred from those previously disclosed in the company’s Form 10-K for the year ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 - Defaults upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

The 2007 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 16, 2007 at the company's Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania.

The following matters were voted upon at the Annual Meeting of Shareholders:

1.	The election of four Class C Directors to serve for a three-year term.
The following Class C Directors were elected to serve until 2010:

	Votes For	Votes Against
Joseph Coccia	9,303,504	6,741
William P. Conaboy	9,292,253	17,991
Dominick L. DeNaples	9,265,314	44,931
John P. Moses	9,297,584	12,660

2.            A proposal to ratify the Audit Committee's selection of Demetrius & Company, L.L.C., Certified Public Accountants of Wayne, New Jersey, as the auditors of the company for the year ending December 31, 2007.

	Votes For	Votes Against
Auditors	9,304,053	2,483

Item 5 - Other Information.

None

Item 6 – Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Financial Officer

(19)

Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	August 3, 2007	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	August 3, 2007	/s/ William Lance, Treasurer
William Lance, Treasurer/
Principal Financial Officer

(20)