Form 10-Q
period 2007-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2007-11-08
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Common Stock, $1.25 par value

(Title of Class)

12,538,416 shares

(Outstanding at November 8, 2007)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

PART I FINANCIAL INFORMATION		Page No.
Item 1.	Consolidated Financial Statements.
	Consolidated Statements of Financial Condition September 30, 2007 (unaudited) and December 31, 2006	1
	Consolidated Statements of Income Three Months Ended September 30, 2007 and September 30, 2006 (unaudited) Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)	2
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2007 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II OTHER INFORMATION		19

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		20

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2007	December 31, 2006
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 19,818	$ 26,418
Federal funds sold	0	2,325
Total cash and cash equivalents	19,818	28,743
Interest-bearing balances with financial institutions	0	0
Securities:
Available-for-sale, at fair value	292,113	261,626
Held-to-maturity, at cost (fair value $1,839 on September 30, 2007 and $1,819 on December 31, 2006)	1,701	1,639
Federal Reserve Bank and FHLB stock, at cost	8,509	7,168
Net loans	912,569	829,121
Bank premises and equipment	15,235	13,671
Intangible Assets	9,861	9,873
Other assets	35,471	32,942
Total Assets	$1,295,277	$1,184,783

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 83,684	$ 86,375
Interest bearing demand	319,833	291,400
Savings	71,850	73,205
Time ($100,000 and over)	185,906	187,884
Other time	324,761	282,109
Total deposits	986,034	920,973
Borrowed funds	189,537	152,872
Other liabilities	15,241	14,076
Total Liabilities	$1,190,812	$1,087,921
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 12,538,416 shares at September 30, 2007 and 12,398,168 shares at December 31, 2006	$ 15,673	$ 15,498
Additional Paid-in Capital	55,128	52,418
Retained Earnings	36,180	29,016
Accumulated Other Comprehensive Income (Loss)	(2,516)	(70)
Total shareholders' equity	$ 104,465	$ 96,862
Total Liabilities and Shareholders’ Equity	$1,295,277	$1,184,783

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Interest Income:
Loans	$ 17,595	$ 14,598	$ 50,245	$ 40,928
Balances with banks	0	10	0	55
Investments	3,669	2,891	10,567	8,383
Federal Funds Sold	5	5	24	19
Total interest income	21,269	17,504	60,836	49,385
Interest Expense:
Deposits	8,989	6,579	25,400	17,782
Borrowed Funds	2,296	1,966	6,340	5,706
Total interest expense	11,285	8,545	31,740	23,488
Net Interest Income before Loan Loss Provision	9,984	8,959	29,096	25,897
Provision for credit losses	300	270	900	810
Net interest income	9,684	8,689	28,196	25,087
Other Income:
Service charges	709	686	2,090	1,989
Other Income	614	475	1,805	1,298
Gain / (Loss) on sale of:
Loans	62	17	254	90
Securities	851	0	879	(1)
Other Real Estate	0	75	0	108
Total other income	2,236	1,253	5,028	3,484
Other expenses:
Salaries & benefits	2,982	2,573	8,717	7,608
Occupancy & equipment	890	721	2,676	2,212
Advertising expense	210	180	630	540
Data processing expense	460	348	1,230	1,096
Other	1,331	1,159	4,135	3,462
Total other expenses	5,873	4,981	17,388	14,918
Income before income taxes	6,047	4,961	15,836	13,653
Income tax expense	1,639	1,250	4,065	3,395
NET INCOME	$ 4,408	$ 3,711	$11,771	$10,258

Basic earnings per share	$ 0.35	$ 0.30	$ 0.94	$ 0.84
Diluted earnings per share	$ 0.35	$ 0.29	$ 0.93	$ 0.82

Weighted average number of basic shares	12,500,495	12,298,284	12,457,737	12,258,698
Weighted average number of diluted shares	12,754,919	12,589,001	12,718,634	12,559,612

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 60,239	$ 49,326
Fees & Commissions Received	3,925	3,287
Interest Paid	(31,259)	(21,459)
Income Taxes Paid	(3,742)	(3,401)
Cash Paid to Suppliers & Employees	(17,459)	(13,388)
Net Cash Provided by Operating Activities	$ 11,704	$ 14,365
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$ 55,398	$ 6,398
Proceeds from Calls prior to maturity	21,659	19,771
Proceeds from Maturities	500	0
Purchases	(111,314)	(36,029)
Net Decrease in Interest-Bearing Bank Balances	0	2,079
Net Increase in Loans to Customers	(84,236)	(67,303)
Capital Expenditures	(2,639)	(764)
Net Cash Used by Investing Activities	$(120,632)	$(75,848)
Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$24,388	$ 22,885
Net Increase in Certificates of Deposit	40,673	55,991
Net Increase/(Decrease) in Borrowed Funds	36,665	(16,300)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	2,639	2,364
Net Proceeds from Issuance of Common Stock – Stock Option Plans	246	383
Dividends Paid	(4,608)	(4,045)
Cash dividends paid in lieu of fractional shares – 10% stock dividend	0	(6)
Net Cash Provided by Financing Activities	$ 100,003	$ 61,272
Net Increase/(Decrease) in Cash and Cash Equivalents	$ (8,925)	$ (211)
Cash & Cash Equivalents at Beginning of Year	$ 28,743	$ 21,880
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 19,818	$ 21,669

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 11,771	$ 10,258
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(959)	414
Depreciation	1,229	1,016
Provision for Probable Credit Losses	900	810
Provision for Deferred Taxes	(112)	(228)
Gain on Sale of Loans	(254)	(90)
Loss/(Gain) on Sale of Investment Securities	(879)	1
Gain on Sale of Other Real Estate	0	(108)
Increase in Taxes Payable	30	57
Decrease (Increase) in Interest Receivable	362	(474)
Increase in Interest Payable	481	2,029
Increase in Prepaid Expenses and Other Assets	(1,518)	(901)
Increase in Accrued Expenses and Other Liabilities	653	1,581
Total Adjustments	$ (67)	$ 4,107
NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,704	$14,365

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2007
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/

	COMP-REHEN-SIVE	COMMON STOCK		ADD’L PAID-IN	RETAINED
	INCOME	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, DECEMBER 31, 2006		12,398,168	$15,498	$52,418	$29,016	$(70)	$96,862
Comprehensive Income:
Net income for the period	11,771				11,771		11,771
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $1,260	(1,567)
Reclassification adjustment for gain or loss included in income (tax effect of $299)	(879)
Total other comprehensive loss, net of tax	(2,446)					(2,446)	(2,446)
Comprehensive Income	9,325
Issuance of Common Stock – Stock Option Plans		25,170	31	215			246
Issuance of Common Stock through Dividend Reinvestment		115,078	144	2,495			2,639
Cash dividends paid, $0.37 per share					(4,607)		(4,607)
BALANCES, SEPTEMBER 30, 2007		12,538,416	$15,673	$55,128	$36,180	$(2,516)	$104,465

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2006 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006.

(2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 12,457,737 and 12,258,698 for the periods ending September 30, 2007 and 2006, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 12,718,634 and 12,559,612 for the periods ending September 30, 2007 and 2006, respectively.

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

There were no stock option awards granted during the first three quarters of 2007 or 2006.

A summary of the status of the Corporation’s stock option plans is presented below:

	Nine months ended September 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	279,870	$13.56	332,920	$10.80
Granted	0		0
Exercised	(25,170)	9.79	(48,800)	7.51
Forfeited	(1,320)	28.91	0
Outstanding at the end of the period	253,380	13.85	284,120	11.36

Options exercisable at September 30,	253,380	13.85	284,120	11.36
Weighted average fair value of options granted during the period		---		---

(6)

Information pertaining to options outstanding at September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.49-$28.91	253,380	6.0 years	$13.85	253,380	$13.85

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

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended September 30, 2007 and 2006. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of September 30, 2007, the company had 18 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania. At September 30, 2007, the company had 276 full-time equivalent employees.

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

Summary:

Net income for the nine months ended September 30, 2007 amounted to $11,771,000, an increase of $1,513,000 or 15% compared to the same period of the previous year. This increase can be attributed to the $3,199,000 improvement in net interest income which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $1,544,000 primarily due to gains on security sales of $880,000 to restructure the portfolio and a $353,000 increase in letter of credit fees due to the addition of several large credits. Other expenses increased $2,470,000 over the same period of last year due primarily to an increase in Salaries & Benefits of $1,109,000 and a $464,000 increase in occupancy and equipment costs related to the company's expansion.

Net income for the three months ended September 30, 2007 amounted to $4,408,000, an increase of $697,000 or 19% compared to the same period of the previous year. This increase can be attributed to the $1,025,000 improvement in net interest income which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $983,000 due to security sales and letter of credit fees. Other expenses increased $892,000, or 18%, over the same period of last year due primarily to an increase in Salaries & Benefits and occupancy and equipment costs related to the company's expansion.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $29,096,000 and $25,897,000 (before the provision for credit losses) during the first nine months of 2007 and 2006, respectively. The year to date net interest margin (tax equivalent) decreased sixteen basis points to 3.53% in 2007 compared to 2006 comprised of a thirty-one basis point increase in the yield earned on earning assets which was offset by a forty-seven basis point increase in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2007 margin would be 3.66% which is eighteen basis points lower than the 3.84% recorded during the first nine months of last year.

Earning assets increased $115 million to $1.221 billion during the first nine months of 2007 and total 94.3% of total assets, a slight increase from the 93.5% at year-end.

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

	Nine months ended September 30,
	2007
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$846,426	$48,910	7.64%
Loans (tax-free) (1)	36,527	1,335	7.30
Investment securities (taxable)	200,637	7,999	5.31
Investment securities (tax-free)(1)	75,517	2,568	6.87
Time deposits with banks and federal funds sold	615	24	5.16
Total interest-earning assets	1,159,722	60,836	7.17%
Non-interest earning assets	70,686
Total Assets	$1,230,408
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$869,671	$25,400	3.90%
Borrowed funds	166,895	6,340	5.01
Total interest-bearing liabilities	1,036,566	31,740	4.08%
Other liabilities and shareholders' equity	193,842
Total Liabilities and Shareholders' Equity	$1,230,408

Net interest income/rate spread		$29,096	3.09%

Net yield on average interest-earning assets			3.53%

Interest-earning assets as a percentage of interest-bearing liabilities			112%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Nine-months ended September 30,
	2006
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$714,828	$39,798	7.36%
Loans (tax-free) (1)	31,153	1,130	7.25
Investment securities (taxable)	172,335	5,940	4.59
Investment securities (tax-free)(1)	68,360	2,443	7.22
Time deposits with banks and federal funds sold	2,210	74	4.44
Total interest-earning assets	988,886	49,385	6.86%
Non-interest earning assets	48,932
Total Assets	$1,037,818
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$709,309	$17,782	3.35%
Borrowed funds	158,022	5,706	4.77
Total interest-bearing liabilities	867,331	23,488	3.61%
Other liabilities and shareholders' equity	170,487
Total Liabilities and Shareholders' Equity	$1,037,818

Net interest income/rate spread		$25,897	3.25%

Net yield on average interest-earning assets			3.69%

Interest-earning assets as a percentage of interest-bearing liabilities			114%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended September 30, 2007 vs 2006
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$1,671	$7,441	$9,112
Loans (tax-free)	10	195	205
Investment securities (taxable)	1,117	942	2,059
Investment securities (tax-free)	(131)	256	125
Time deposits with banks and federal funds sold	1	(51)	(50)
Total interest income	$2,668	$8,783	$11,451

Deposits	$2,972	$4,646	$7,618
Borrowed funds	313	321	634
Total interest expense	$3,285	$4,967	$8,252
Net change in net interest income	$ (617)	$3,816	$3,199

	Period Ended September 30, 2006 vs 2005
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$5,894	$4,296	$10,190
Loans (tax-free)	49	25	74
Investment securities (taxable)	538	31	569
Investment securities (tax-free)	(72)	426	354
Time deposits with banks and federal funds sold	21	(222)	(201)
Total interest income	$6,430	$4,556	$10,986

Deposits	$5,491	$ 1,624	$7,115
Borrowed funds	358	129	487
Total interest expense	$5,849	$1,753	$7,602
Net change in net interest income	$ 581	$2,803	$3,384

(12)

Other Income and Expenses:

Other income in the first nine months of 2007 increased $1,544,000 in comparison to the same period of 2006. Service charges and fees increased $608,000, or 18%, over the prior period. Income from service charges on deposits increased $101,000, or 5%, in comparison to the same period of last year due to the addition of two community offices. Other fee income increased $507,000, or 39% primarily due to a $353,000 increase in letter of credit fee income. Net gains from asset sales increased $936,000.

On a quarterly basis, other income for the third quarter of 2007 increased $983,000 in comparison to the same quarter of 2006. Service charges and fees increased $162,000, or 14%, over the prior period. Income from service charges increased $23,000, or 3%, in comparison to the same period of last year while other fee income increased $139,000, or 29%, due to increased letter of credit fees. Net gains from asset sales increased $821,000 when compared to the third quarter of 2006.

Other expenses increased $2,470,000 or 17% for the period ended September 30, 2007 compared to the same period of the previous year. Salaries and Benefits costs added $1,109,000, or 15% in comparison to the first nine months of 2007 due to the opening of two new branch offices, additional staff and merit increases. Occupancy and equipment costs increased $464,000, or 21%, advertising costs rose 17%, data processing costs rose 12%, and other operating expenses increased $673,000, or 19%.

Other expenses for the third quarter of 2007 increased $892,000, or 18% in comparison to the same period of 2006. Salaries and Benefits costs increased $409,000, or 16%. Occupancy and equipment costs increased $169,000, or 23%, advertising costs rose 17%, data processing costs rose 32%, and other operating expenses increased $172,000, or 15%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2007	2006
Provision at statutory rate	$5,378	$4,676
Add (Deduct):
Tax effect of non-taxable interest income	(1,478)	(1,368)
Non-deductible interest expense	220	185
Tax benefit from stock options exercised	(79)	(119)
Deferred tax benefits	(16)	0
Other items, net	40	21
Income tax expense	$4,065	$3,395

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$67,454	$67,454	$ 59,347	$ 59,347
Obligations of state & political subdivisions	67,269	67,407	77,128	77,308
Collateralized mortgage obligations	83,392	83,392	63,288	63,288
Mortgage-backed securities	54,924	54,924	42,501	42,501
Corporate debt securities	19,796	19,796	20,006	20,006
Equity securities and mutual funds	979	979	995	995
Total	$293,814	$293,952	$263,265	$263,445

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2007 of the company’s Investment Securities classified as available-for-sale (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 68,851	$ 260	$1,657	$ 67,454
Obligations of state and political subdivisions:	66,587	158	1,177	65,568
Collateralized mortgage obligations:	83,657	464	729	83,392
Mortgage-backed securities:	55,753	95	924	54,924
Corporate debt securities:	20,067	23	294	19,796
Equity securities and mutual funds:	1,010	0	31	979
Total	$295,925	$1,000	$4,812	$292,113

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2007 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,701	$138	$ 0	$ 1,839
Total	$1,701	$138	$ 0	$ 1,839

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at September 30, 2007 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 0	$ 0	$ 0	$ 0
After one year through five years	6,640	6,641	0	0
After five years through ten years	33,481	33,524	0	0
After ten years	115,385	112,654	1,701	1,839
Collateralized mortgage obligations	83,656	83,391	0	0
Mortgage-backed securities	55,753	54,924	0	0
Total	$294,915	$291,134	$1,701	$1,839

Gross proceeds from the sale of investment securities for the periods ended September 30, 2007 and 2006 were $55,397,992 and $6,398,475 respectively with the gross realized gains being $1,123,429 and $30,400 respectively, and gross realized losses being $244,415 and $30,936, respectively.

At September 30, 2007 and 2006, investment securities with a carrying amount of $228,530,602 and $210,182,431 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$164,576	17.9	$151,470	18.1
Real estate loans, secured by nonfarm, nonresidential properties	428,851	46.5	415,560	49.6
Commercial & industrial loans	192,372	20.9	157,837	18.9
Loans to individuals for household, family and other personal expenditures	91,336	9.9	80,770	9.6
Loans to state and political subdivisions	43,411	4.7	31,355	3.8
All other loans, including overdrafts	763	0.1	236	0.0
Total Gross Loans	$921,309	100.0	$837,228	100.0
Less: Allow. for Credit Losses	(8,246)		(7,538)
Less: Unearned Discount	(494)		(569)
Net Loans	$912,569		$829,121

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Nine months Ended September 30, 2007	Year to date Ended December 31, 2006
Balance, January 1	$7,538	$7,528
Recoveries Credited	209	350
Losses Charged	(401)	(2,420)
Provision for Credit Losses	900	2,080
Balance at End of Period	$8,246	$7,538

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	September 30, 2007	December 31, 2006
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	4,992	2,299
Loans past due 90 days or more and still accruing	416	412
Total non-performing loans	5,408	2,711
Other Real Estate Owned	2,188	2,188
Total non-performing assets	$7,596	$4,899

Non-performing loans as a percentage of gross loans	0.6%	0.3%
Non-performing assets as a percentage of total assets	0.6%	0.4%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at September 30, 2007 were comprised of eight credits which are adequately secured by mortgages or UCC’s on the property. The company currently anticipates that any loss recognized on these credits would not exceed $400,000.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $100,000 was credited to the allowance during the first nine months of 2007. A monthly provision of $90,000 was credited to the allowance during the first nine months of 2006. The ratio of the loan loss reserve to total loans at September 30, 2007 and 2006 was 0.90% and 1.02%, respectively.

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

The short-term liquidity position of the company is strong as evidenced by $19,818,000 in cash and cash equivalents. A secondary source of liquidity is provided by the investment portfolio with $54 million or 18% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity increased $7,603,000 or 8% during the first nine months of 2007 comprised of an increase in retained earnings in the amount of $7,164,000 after paying cash dividends, $2,885,000 from stock issued through Dividend Reinvestment and Stock Option Plans offset by a $2,446,000 decrease in other comprehensive income. During the same period of 2006, total stockholders' equity increased $9,465,000, or 11%, comprised of an increase in retained earnings of $6,207,000, after paying cash dividends and $2,747,000 from stock issued through Dividend Reinvestment and a $511,000 increase in other comprehensive income. The total dividend payout during the first nine months of 2007 and 2006 represents $.37 per share and $.34 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $10,049,000 and $8,954,000, respectively.

(17)

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2007, the bank met all capital requirements with a leverage ratio of 8.48% and core capital and total risk-based capital ratios of 10.26% and 11.05%, respectively. On a consolidated basis, the company's leverage ratio, core capital and total risk-based capital ratios at September 30, 2007 were 8.50%, 10.28% and 11.08%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first nine months of 2007. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2006.

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

As of September 30, 2007, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of September 30, 2007.

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

None

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	November 6, 2007	/s/ J. David Lombardi
J. David Lombardi, President/
Chief Executive Officer

Date:	November 6, 2007	/s/ William Lance
William Lance, Treasurer/
Principal Financial Officer

(20)