Form 10-K
period 2007-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2008-03-13
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 (Check one)

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller reporting company☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $299,764,320 at June 30, 2007.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,759,000 shares of common stock as of March 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2008 are incorporated by reference into Part III of this report.

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART I

Item 1.	Business.

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

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Fashion Mall	July 1988
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004
Honesdale	November 2006
Stroudsburg	May 2007
Honesdale Route 6	October 2007

The bank provides many commercial banking services to individuals and businesses including Image Checking and E-Statement. Deposit products include standard checking, savings and certificate of deposit products, as well as a variety of preferred products for higher balance customers. The bank also participates in the Certificate of Deposit Account Registry program which allows customers to secure FDIC insurance on balances in excess of the standard limitations. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, jumbo mortgages, home equity term loans and lines of credit and "Instant Money" overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. VISA personal credit cards are available through the bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard and VISA processing services to its commercial customers, as well as our Cash Management service which can be accessed through FNCBusiness Online, which is Internet based. FNCBusiness Online is a menu driven product that allows our business customers to have direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. As a result of the bank’s partnership with INVEST, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our INVEST representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via the Internet and its ATM network. Automated teller machines are available at the following locations:

Community Offices	Remote Locations
Dunmore	Petro Truck Stop, 98 Grove St., Dupont
Scranton	Bill’s Shoprite Supermarket, Rt. 502, Daleville
Dickson City	Joe’s Kwik Mart, 620 N. Blakely St., Dunmore
Fashion Mall	Joe’s Kwik Mart, Rts 940 and I-380, Pocono Summit
Wilkes-Barre	Joe’s Kwik Mart, 303 Route 315, Dupont
Pittston	107 Woodland Road, Mt. Pocono
Kingston
Exeter
Daleville
Plains
Back Mountain
Clarks Green
Hanover Township
Nanticoke
Hazleton
Route 315
Honesdale
Stroudsburg
Honesdale Route 6

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

As of December 31, 2007, industry concentrations exist within the following five industries. Loans and lines of credit to each of these industries were as follows:

	Amount	% of Regulatory Capital
Land Subdivision	$88,202,000	75%
Hotels	$45,299,000	39%
Shopping Centers/Complexes	$37,978,000	32%
Solid Waste Landfills Industry	$35,157,000	30%
General Government Industry	$34,684,000	30%

First lien mortgages on the real estate and a diverse group of borrowers provide security against undue risks in the portfolio.

COMPETITION

The bank is one of two financial institutions with principal offices in Dunmore. Primary competition in the Lackawanna County market comes from numerous commercial banks and savings and loan associations operating in the area. Our Luzerne County offices share many of the same competitors we face in Lackawanna County as well as several banks and savings and loans that are not in our Lackawanna County market. In 2006, the bank entered the Wayne County market. Competition for loan and deposit relationships is primarily with three banks headquartered in Wayne County as well as other institutions located within the market. In 2007, the bank ventured into Monroe County with its first office in Stroudsburg. Competition in Monroe County comes from many of the same competitors we face in the Lackawanna/Luzerne County markets as well as other institutions headquartered in that area. Deposit deregulation has intensified the competition for deposits among banks in recent years. Additional competition is derived from credit unions, finance companies, brokerage firms, insurance companies and retailers.

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

USA Patriot Act of 2001- In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Sarbanes-Oxley Act of 2002 - In 2002, the Sarbanes-Oxley Act (the “Act”) became law. The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

Regulation W - Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. First National Community Bancorp, Inc. is considered to be an affiliate of First National Community Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

EMPLOYEES

As of December 31, 2007 the bank employed 302 persons, including 53 part-time employees.

AVAILABLE INFORMATION

The company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission. You may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The company’s web site address is http://www.fncb.com. The company makes available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, we will provide electronic or paper copies of the company’s filings free of charge upon request. A copy of the company’s Annual Report on Form 10-K for the year ended December 31, 2007 may be obtained without charge from our website at www.fncb.com or via email at fncb@fncb.com. Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Treasurer, 102 East Drinker Street, Dunmore, PA 18512.

Item 1A.	Risk Factors.

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

The Company Is Subject To Lending Risk

As of December 31, 2007, approximately 46% of the Company’s loan portfolio consisted of commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Company’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At December 31, 2007, its allowance for loan losses totaled $7.6 million, representing .84% of its total loans.

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

The Company May Not Be Able To Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company does not currently have employment agreements or non-competition agreements with any of its senior officers.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	277 Scranton/Carbondale Highway
	Scranton, PA	Lease	Fashion Mall Branch

5	23 West Market Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	301 McConnell Street
	Stroudsburg, PA	Own	Stroudsburg Branch

19	1127 Texas Palmyra Highway
	Honesdale, PA	Lease	Honesdale Route 6 Branch

20	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

21	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

22	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

23	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

24	119-123 South Blakely Street
	Dunmore, PA	Own	Parking Lot

25	Rt. 209 (Milford Road)
	Marshalls Creek, PA	Own	Land

26	Rt. 940
	Blakeslee, PA	Own	Land

27	Route 611
	Paradise Township, PA	Own	Land

28	Main Street
	Taylor, PA	Own	Land

Item 3.	Legal Proceedings.

Neither the company nor its subsidiaries are involved in any material pending legal proceedings, other than routine litigation incidental to the business nor does the company know of any proceedings contemplated by governmental authorities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

INVESTOR INFORMATION

MARKET PRICES OF STOCK AND DIVIDENDS PAID

The company’s common stock is not actively traded. The principal market area for the company’s stock is northeastern Pennsylvania, although shares are held by residents of other states across the country. First National Community Bancorp, Inc. is listed in the Over-The-Counter Bulletin Board (OTCBB) Stocks under the symbol “FNCB”. Quarterly market highs and lows and dividends paid for each of the past two years are presented below. These prices represent actual transactions. The company expects that comparable cash dividends will be paid in the future.

	MARKET PRICE
QUARTER	HIGH	LOW	DIVIDENDS PAID PER SHARE

2007
First	$23.76	$20.00	$ .10
Second	22.48	19.20	.10
Third	20.00	16.25	.10
Fourth	18.99	16.00	.12
			$ 0.42

2006
First	$22.20	$18.91	$ .09
Second	24.16	21.64	.09
Third	23.60	22.32	.09
Fourth	24.00	22.12	.11
			$ 0.38

*    Share and per share information includes the retroactive effect of the 25% stock dividend paid December 27, 2007 and the 10% stock dividend paid March 31, 2006.

MARKET MAKERS

The following firms are known to make a market in the company’s stock:

Ferris, Baker Watts, Incorporated	Monroe Securities	RBC Dain Rauscher	Stifel Financial
100 Light Street	47 State Street	1211 Avenue of the Americas	One Financial Plaza
Baltimore, MD 21202	Rochester, NY 14614	32nd Floor	501 North Broadway
(800) 436-2000	(716) 546-5560	New York, NY 10036	St. Louis, MI 63102
		(866) 835-1422	(314) 342-2000

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

EQUITY COMPENSATION PLAN

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2007 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 21, 2008 and is incorporated by reference.

PERFORMANCE GRAPH

Information regarding the Company’s stock performance graph is set forth under the caption “Stock Performance Graph and Table” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 21, 2008 and is incorporated by reference.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER OR AFFILIATED PURCHASERS

None.

Item 6.     Selected Financial Data.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Total assets	$1,296,203	$1,184,783	$1,008,089	$907,491	$816,303
Interest-bearing balances with financial institutions	0	0	2,178	1,980	2,673
Securities	306,530	270,433	238,223	231,831	211,353
Net loans	897,665	829,121	707,248	625,792	552,197
Total deposits	945,517	920,973	750,666	671,713	602,069
Long-Term Debt	135,942	147,489	126,942	138,449	133,692
Stockholders' equity	107,142	96,862	84,419	75,723	68,738

Net interest income before provision for credit losses	39,314	35,482	30,950	25,269	23,295
Provision for credit losses	2,200	2,080	1,860	1,400	1,200
Other income	6,345	4,897	3,904	4,789	4,184
Other expenses	23,797	20,773	18,943	17,399	15,483
Income before income taxes	19,662	17,526	14,051	11,259	10,796
Provision for income taxes	4,966	4,017	2,826	1,996	2,159
Net income	14,696	13,509	11,225	9,263	8,637
Cash dividends paid	$6,614	$5,776	$4,513	$3,885	$3,267

Per share data:
Net income - basic (1)	$0.94	$0.88	$0.74	$0.62	$0.60
Net income - diluted (1)	$0.92	$0.86	$0.72	$0.60	$0.57
Cash dividends (2)	$0.42	$0.38	$0.30	$0.26	$0.23
Book value (1)(3)	$6.87	$6.31	$5.58	$5.11	$4.75
Weighted average number of shares outstanding–basic (1)	15,601,377	15,352,406	15,125,382	14,823,060	14,477,345
Weighted average number of shares outstanding-diluted (1)	15,931,260	15,721,491	15,537,485	15,362,307	15,107,386

(1) Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 25% stock dividend paid December 27, 2007, the 10% stock dividend paid March 31, 2006 and the 100% stock dividends paid September 30, 2004 and January 31, 2003. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2) Cash dividends per share have been restated to reflect to retroactive effect of the 25% stock dividend paid December 27, 2007, the 10% stock dividend paid March 31, 2006 and the 100% stock dividends paid September 30, 2004 and January 31, 2003.

(3) Reflects the effect of SFAS No. 115 in the amount of $(2,190,000) in 2007, $(70,000) in 2006, $(524,000) in 2005, $1,030,000 in 2004 and $2,635,000 in 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2007, 2006 and 2005. The information presented below should be read in conjunction with the company’s consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share information reflects the retroactive effect of the 25% stock dividend paid December 27, 2007 and the 10% stock dividend paid March 31, 2006.

SUMMARY

Net Income totaled $14,696,000 in 2007 which was $1.2 million, or 9%, higher than the $13,509,000 earned last year. The 2006 earnings were $2.3 million, or 20%, higher than the $11,225,000 reported for 2005. Basic earnings per share increased 7% in 2007 from the $0.88 per share reported in 2006 to $0.94. In 2006, basic earnings per share improved 19% from $0.74 in 2005 to $0.88. The weighted average number of shares outstanding used to calculate basic earnings per share was 15,601,377 in 2007, 15,352,406 in 2006 and 15,125,382 in 2005.

The earnings improvement recorded in 2007 included a $3.8 million, or 11%, increase in net interest income before providing for credit losses due to the growth of the balance sheet. Other income increased $1.5 million over 2006 which includes a $724,000 increase from service charges and fees and a $724,000 increase in net gains from the sale of assets. Operating expenses increased $3.0 million in comparison to 2006 which includes the expansion of the branch network by two offices and costs associated with additional growth. The annual provision for credit losses was $120,000 higher than in the prior period, and federal income taxes expense increased $949,000 due to the overall improvement in earnings.

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

The company’s return on assets for the years ended December 31, 2007, 2006 and 2005 was 1.18%, 1.26%, and 1.18%, respectively while the return on average equity was 14.32%, 15.30%, and 13.96%.

NET INTEREST INCOME

Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company’s operating income and as such is the primary determinant of profitability. Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Before providing for future credit losses, net interest income increased $3,832,000 in 2007 due to growth in loans and investment securities which were funded by deposits and other borrowed funds. Changes in non-performing assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

During 2007, tax-equivalent net interest income improved $4,172,000, or 11%, compared to the 2006 total. Significant loan growth once again had a major impact on the company’s improved earnings. Higher yields earned on loans and securities also contributed to the increased income. Effective asset-liability management strategies allowed the company to avoid significant margin compression while positioning for the next cycle of interest rates. The net interest margin decreased fourteen basis points from the 3.73% reported in 2006 to 3.59% in 2007.

Average loans outstanding increased $119 million, or 15%, over the 2006 level and the average yield earned on total loans improved .17% in 2007, resulting in a $10.4 million increase in earnings from the portfolio. Commercial lending provided the majority of the growth, adding almost $82 million of balances on average and $7.4 million of the earnings improvement. Average consumer loans outstanding increased $37 million in 2007 primarily due to growth in indirect auto loans and home equity lending; while providing an additional $3.0 million improvement in earnings.

Average investment securities were $39 million higher than the prior year, and the higher yields recorded on new purchases contributed to a .39% increase in the average yield earned, resulting in $3.3 million of additional interest income. Money market balances decreased $2.1 million on average, resulting in a $100,000 reduction in earnings from these low yielding assets.

Average deposit growth was also significant in 2007, due primarily to increased municipal relationships and the full year’s impact from the deposits acquired in 2006. Average interest-bearing deposit balances grew $135 million in 2007. Municipal growth contributed to a $38 million increase in interest-bearing demand balances and also factored into the .22% increase in the cost of these funds. Time deposits greater than $100,000 increased $31 million on average as commercial customers took advantage of rising interest rates and moved monies into these higher earning deposits. Overall, the company’s cost of deposits increased .40% in 2007. Borrowed funds and other interest-bearing liabilities increased $18 million on average, and this growth combined with a .24% increase in the cost of these borrowings added $1.3 million of interest expense in 2007.

As a result, the positive growth of the balance sheet offset the impact of rising liability costs; while the net interest margin decreased from the 3.73% reported in 2006 to 3.59% in 2007. Another factor affecting the company’s net interest margin was investment leveraging transactions which match assets with liabilities at various points in the interest rate cycles. These transactions provided over $800,000 of net interest income in 2007, but the interest spread of 1.24% had a negative impact on the company’s overall net interest margin. Exclusive of these transactions, the 2007 margin would have been 3.73% which is .15% lower than the comparable 3.88% recorded in 2006.

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

Overall, growth of the balance sheet offset a one basis point decrease in the spread earned, resulting in the $4.8 million increase in tax-equivalent net interest income. The net interest margin improved nine basis points to 3.73% during the year due to the changing mix of the balance sheet and the positive impact of repricing. Investment leveraging transactions continued to add to the predictability of the company in 2006, contributing almost $700,000 to pre-tax earnings, but the average spread earned on the transactions was 1.15% which negatively impacted the net interest margin. Exclusive of these transactions, the company’s 2006 net interest margin would have been 3.88% which was six basis points higher than the 3.82% recorded in the previous year.

Yield Analysis
(dollars in thousands-taxable equivalent basis)(1)
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$650,679	$52,276	8.03%	$576,002	$45,461	7.89%	$498,014	$33,343	6.70%
Commercial loans-tax free	38,229	2,874	7.52%	31,085	2,256	7.26%	30,208	2,141	7.09%
Mortgage loans	34,695	2,352	6.78%	29,642	1,961	6.62%	22,576	1,483	6.57%
Installment loans	163,729	10,574	6.46%	131,767	7,994	6.07%	116,767	6,538	5.60%
Total Loans	887,332	68,076	7.67%	768,496	57,672	7.50%	667,565	43,505	6.52%
Securities-taxable	211,139	11,446	5.42%	177,315	8,338	4.70%	173,529	7,330	4.22%
Securities-tax free	74,817	5,142	6.87%	69,313	4,996	7.21%	58,119	4,302	7.40%
Total Securities	285,956	16,588	5.80%	246,628	13,334	5.41%	231,648	11,632	5.02%
Interest-bearing deposits with banks	0	0	0.00%	1,279	55	4.30%	2,059	70	3.40%
Federal funds sold	544	28	5.15%	1,406	73	5.19%	8,246	291	3.53%
Total Money Market Assets	544	28	5.15%	2,685	128	4.77%	10,305	361	3.50%
Total Earning Assets	1,173,832	84,692	7.22%	1,017,809	71,134	6.99%	909,518	55,498	6.10%
Non-earning assets	81,529			59,947			52,003
Allowance for credit losses	(8,357)			(7,873)			(7,748)
Total Assets	$1,247,004			$1,069,883			$953,773

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$292,134	$8,064	2.76%	$254,065	$6,453	2.54%	$220,373	$3,499	1.59%
Savings deposits	71,444	868	1.21%	72,889	960	1.32%	81,899	868	1.06%
Time deposits over $100,000	193,834	9,271	4.78%	162,559	7,143	4.39%	126,855	3,863	3.05%
Other time deposits	314,469	15,413	4.90%	246,993	10,959	4.44%	215,338	7,176	3.33%
Total Interest-Bearing Deposits	871,881	33,616	3.86%	736,506	25,515	3.46%	644,465	15,406	2.39%
Borrowed funds and other
Interest-bearing liabilities	177,537	8,956	5.04%	159,714	7,671	4.80%	152,748	6,951	4.55%
Total Interest-Bearing Liabilities	1,049,418	42,572	4.06%	896,220	33,186	3.70%	797,213	22,357	2.80%
Demand deposits	80,515			73,637			68,572
Other liabilities	14,429			11,746			7,574
Stockholders' equity	102,642			88,280			80,414
Total Liabilities and
Stockholders' Equity	$1,247,004			$1,069,883			$953,773

Net Interest Income Spread		$42,120	3.16%		$37,948	3.29%		$33,141	3.30%

Net Interest Margin			3.59%			3.73%			3.64%

(1) In this schedule and other schedules presented on a tax-equivalent basis, income that is exempt from federal income taxes, i.e. interest on state and municipal securities, has been adjusted to a tax-equivalent basis using a 35% federal income tax rate.

(2) Excludes non-performing loans.

RATE VOLUME ANALYSIS

The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. Components of interest income and interest expense are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

The following table shows the effect of changes in volume and interest rates on net interest income. The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

Rate/Volume Variance Report(1)
(in thousands-taxable equivalent basis)

	2007 vs 2006			2006 vs 2005
		Increase(Decrease)			Increase(Decrease)
	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate

Interest Income:
Commercial loans-taxable	$6,815	$6,032	$783	$12,118	$5,252	$6,866
Commercial loans-tax free	618	518	100	115	63	52
Mortgage loans	391	334	57	478	464	14
Installment loans	2,580	1,939	641	1,456	889	567
Total Loans	10,404	8,823	1,581	14,167	6,668	7,499
Securities-taxable	3,108	1,591	1,517	1,008	176	832
Securities-tax free	146	396	(250)	694	829	(135)
Total Securities	3,254	1,987	1,267	1,702	1,005	697
Interest-bearing deposits with banks	(55)	(55)	0	(15)	(27)	12
Federal funds sold	(45)	(45)	0	(218)	(241)	23
Total Money Market Assets	(100)	(100)	0	(233)	(268)	35
Total Interest Income	13,558	10,710	2,848	15,636	7,405	8,231

Interest Expense:
Interest-bearing demand deposits	1,611	967	644	2,954	459	2,495
Savings deposits	(92)	(19)	(73)	92	(96)	188
Time deposits over $100,000	2,128	1,374	754	3,280	1,087	2,193
Other time deposits	4,454	2,995	1,459	3,783	1,256	2,527
Total Interest-Bearing Deposits	8,101	5,317	2,784	10,109	2,706	7,403
Borrowed funds and other interest-bearing liabilities	1,285	437	848	720	223	497
Total Interest Expense	9,386	5,754	3,632	10,829	2,929	7,900
Net Interest Income	$4,172	$4,956	$(784)	$4,807	$4,476	$331

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

CURRENT YEAR

In 2007, tax-equivalent net interest income was $4.2 million higher than the 2006 total. Growth of the balance sheet added $5.0 million to earnings in 2007 as the $10.7 million of interest income earned on new loans and securities exceeded the $5.8 million of additional cost from growth in deposits and borrowed funds. Loan growth added $8.8 million of income while new security purchases provided an increase of $2.0 million. A decrease in the average balances of money market assets resulted in a $100,000 reduction in earnings in this category. Total interest expense increased $5.8 million due to volume primarily from growth in interest-bearing deposits, but also due to higher levels of borrowed funds to meet liquidity needs. Interest rate targets set by the Federal Reserve remained stable throughout much of 2007, but a 100% reduction in key rates during the last four months of the year and growth in higher costing funding sources led to a negative variance due to rates. Higher yields on loans provided a $1.6 million increase in earnings, while new security purchases at the top of the interest rate cycle contributed to the $1.3 million of additional income. Interest expense was impacted by the type of growth recorded in 2007, as 84% of the increased cost was generated in higher costing certificates of deposit and borrowed funds. The $3.6 million increase in the cost of liabilities due to pricing led to a $784,000 reduction in net interest income due to rates.

PRIOR YEAR

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company's independent auditors. The provision for credit losses was $2,200,000 in 2007, $2,080,000 in 2006, and $1,860,000 in 2005. The ratio of the loan loss reserve to total loans was .84% at December 31, 2007 and .90% at December 31, 2006.

OTHER INCOME

Other Income	2007	2006	2005
	(in thousands)
Service charges	$2,840	$2,645	$2,240
Net gain/(loss) on the sale of securities	721	(201)	(250)
Net gain on the sale of loans	310	240	210
Net gain on the sale of other real estate	0	297	14
Net gain/(loss) on the sale of other assets	26	(3)	0
Other	2,448	1,919	1,690
Total Other Income	$6,345	$4,897	$3,904

The company’s other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

In 2007, other income increased $1,448,000 compared to the prior year due to improvement in each category. Service charges improved $195,000, or 7%, due primarily to fees generated on accounts acquired with a branch office in November, 2006. Gains from the sale of assets increased $724,000 over 2006 as securities were sold during the year to reposition the portfolio for improved performance in future periods and residential mortgages were sold to reduce the company’s exposure to interest rate risk. Other income increased $529,000 over last year due to a significant increase in letter of credit fees.

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

OTHER EXPENSES

Other Expenses	2007	2006	2005
	(in thousands)
Salary expense	$ 9,628	$ 8,494	$ 7,775
Employee benefit expense	2,289	2,090	1,877
Occupancy expense	2,116	1,626	1,676
Equipment expense	1,577	1,388	1,293
Directors fees	890	705	706
Data processing expense	1,682	1,560	1,435
Other operating expenses	5,615	4,910	4,181
Total Other Expenses	$23,797	$20,773	$18,943

In 2007, total other expenses increased $3.0 million, or 15%, from the 2006 level. Employee costs increased $1.3 million, or 43% of the total while occupancy and equipment costs rose $679,000. All other expenses increased $1.0 million, or 33% of the total increase. The company’s overhead ratio, which measures non-interest expense as a percentage of average assets, was 1.91% in 2007 compared to 1.94% in 2006, reflecting the stringent controls over expenses in spite of the significant growth recorded during the year.

Salaries increased $1,134,000 in 2007, which includes $364,000 from new offices that opened during 2006 and 2007. The balance of the increase, $770,000 or 9% was due to merit increases and staff additions necessitated by the growth of the company. Employee benefit costs increased $199,000 over the 2006 level and includes a $68,000 increase in health benefits, a $70,000 increase in the company’s contribution to the Employees’ Profit Sharing Plan, and a $61,000 increase in other payroll related benefits. At December 31, 2007, the company had 276 full-time equivalent employees on staff compared to the 257 reported on December 31, 2006.

Occupancy costs increased $490,000, or 30%, in 2007 due to the new offices opened during the past two years in addition to general maintenance.

Equipment costs increased $189,000, or 14%, due to growth and increased maintenance expenses. All other operating expenses increased $1,012,000, or 14%, including a 26% increase in advertising costs, rising data processing costs and the increased cost of goods and services.

In 2006, total other expenses increased $1.8 million, or 10%, from the prior year total. Employee costs rose $932,000, which accounted for 50% of the increase, while data processing and shares tax expense increased approximately $100,000 each. All other expenses increased $683,000, or 9%. The company’s overhead ratio was 1.94% in 2006 compared to 1.99% in 2005.

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

PROVISION FOR INCOME TAXES

In 2007, federal income tax expense increased $949,000 compared to 2006. The $2.1 million increase in income before taxes added $904,000 to the book provision while benefits received from tax-exempt income and other differences were $45,000 less than 2006. The company’s effective tax rate was 25.3% in 2007 and 22.9% in 2006.

Federal income tax expense increased $1.2 million in 2006 due primarily to the $3.5 million improvement in income before taxes. Benefits derived from tax-exempt income and other permanent differences had a positive impact in 2006. The company’s effective tax rate was 22.9% in 2006 and 20.1% in 2005.

FINANCIAL CONDITION

Total assets increased $111 million, or 9%, during 2007 due to continued growth in loans and securities. Loan growth of $69 million and a $36 million increase in securities was funded by a $25 million increase in total deposits and a $75 million increase in borrowed funds.

SECURITIES

The primary objectives in managing the company’s securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

Total securities increased $36 million in 2007 as the company purchased securities which are expected to provide protection during a declining interest rate environment. A large portion of the securities purchased were funded with the sale of the other bonds to help improve future performance, while other purchases were funded with borrowed funds in anticipation of excess liquidity from loan payoffs.

During 2007, the company added $20 million of investment leveraging transactions which are projected to add over $200,000 of net income annually, but will negatively impact the company’s net interest margin due to the spreads earned. As of December 31, 2007, the company had $82 million of these leveraged transactions outstanding. Management remains committed to strategies which limit purchases to those that are virtually free of credit risk and will help to meet the objectives of the company’s investment and asset/liability management policies. Investment sales were executed to shed the portfolio of low earning bonds, bonds which were projected to be called prior to maturity in the near future, and bonds which had been reduced in size by principal prepayments to below portfolio parameters.

The following table sets forth the carrying value of securities at the dates indicated:

	December 31,
	2007	2006	2005
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$52,504	$59,347	$48,175
Obligations of state and political subdivisions	74,627	77,128	65,226
Collateralized mortgage obligations	78,871	63,288	47,368
Mortgage-backed securities	62,143	42,501	48,682
Corporate debt securities	28,308	20,006	20,008
Equity securities	10,077	8,163	8,764
Total	$306,530	$270,433	$238,223

The following table sets forth the maturities of securities at December 31, 2007 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 35% rate, have been made in calculating yields on obligations of state and political subdivisions.

	Within One Year	2 - 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total
U.S. Treasury securities	$ 502	$ 503	$ 0	$ 0	$ 0	$ 0	$ 1,005
Yield	4.39%	4.48%					4.44%
Obligations of U.S. government agencies		997	11,708	38,670			51,375
Yield		5.48%	5.40%	6.27%			6.06%
Obligations of state and political subdivisions (1)		1,327	5,262	69,649			76,238
Yield		5.18%	6.04%	6.32%			6.28%
Corporate debt securities		986	1,577	26,994			29,557
Yield		4.99%	4.84%	6.20%			6.09%
Collateralized mortgage obligations					79,186		79,186
Yield					5.53%		5.53%
Mortgage-backed securities					62,447		62,447
Yield					5.28%		5.28%
Equity securities (2)						10,091	10,091
Yield						5.62%	5.62%
Total maturities	$ 502	$3,813	$18,547	$135,313	$141,633	$10,091	$309,899
Weighted yield	4.39%	5.12%	5.53%	6.28%	5.42%	5.62%	5.80%

(1) Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 35% federal income tax rate.

(2)	Yield presented represents 2007actual return.

LOANS

Net loans increased $69 million, or 8%, in 2007. The majority of the growth was concentrated in commercial lending, as growth in real estate loans was limited due to a significant level of payoffs received during the year. The $10 million of growth recorded in installment loans can be attributed to activity in the company’s indirect auto lending portfolio.

Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:

Loans Outstanding (in thousands)
	2007	2006	2005	2004	2003
Commercial and Financial	$202,665	$157,837	$132,838	$130,937	$132,319
Real Estate	579,851	567,030	478,582	402,792	337,423
Installment	91,052	80,770	73,217	69,027	66,981
Other	32,136	31,591	30,139	30,136	22,052
Total Loans Gross	905,704	837,228	714,776	632,892	558,775
Unearned Discount	(470)	(569)	0	0	0
Allowance for Credit Losses	(7,569)	(7,538)	(7,528)	(7,100)	(6,578)
Net Loans	$897,665	$829,121	$707,248	$625,792	$552,197

The following schedule shows the repricing distribution of loans outstanding as of December 31, 2007. Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding - Repricing Distribution (in thousands)
	Within One Year	One to Five Years	Over Five Years	Total
Commercial and Financial	$142,678	$53,638	$6,349	$202,665
Real Estate	320,036	178,982	80,833	579,851
Installment	3,371	79,237	8,444	91,052
Other	4,945	3,816	23,375	32,136
Total	$471,030	$315,673	$119,001	$905,704

Loans with predetermined interest rates	$ 29,836	$143,834	$104,276	$277,946
Loans with floating rates	441,194	171,839	14,725	627,758
Total	$471,030	$315,673	$119,001	$905,704

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

The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

	2007	2006	2005	2004	2003
	(in thousands)
Nonaccrual:
Impaired	$ 0	$ 0	$ 0	$ 0	$ 0
Other	3,106	2,299	70	303	844
Loans past due 90 days or more and still accruing	904	412	721	539	622
Other Real Estate Owned	2,588	2,188	0	0	0
Total Non-Performing Assets	$6,598	$4,899	$791	$842	$1,466

During 2007, total non-performing assets increased $1.7 million including an $807,000 increase in non-accrual loans, a $492,000 increase in loans past due ninety days or more, and a $400,000 increase in other real estate owned. The increase in nonaccrual loans is due primarily to the addition of one large credit caused by the borrowers’ inability to make scheduled payments. The company has not experienced any loss on this credit and based on the collateral valuation, no future loss is expected. During 2007, losses totaling $387,000 were recognized on loans carried as nonaccrual on December 31, 2006, although the majority of the loss is projected to be recovered through the sale of property. Any future losses from other loans carried in nonaccrual status at December 31, 2007 is expected to be minimal after accounting for the sale of collateral.

Other Real Estate Owned increased $400,000 in 2007 due to the addition of one property. The company expects to recover the entire balance during 2008 from the sale of the property. The remaining $2.1 million outstanding balance carried in Other Real Estate Owned consists of one property which was transferred in 2006 in lieu of foreclosure. Title to this property is subject to a future lease option payment payable in 2008.

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

On December 31, 2007, the company’s ratio of nonaccrual loans to total loans was .34% compared to the .27% reported in 2006. We continue to rank well ahead of peer banks in measurements of delinquency. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years (in thousands):

Loan Loss Reserve Allocation
	12/31/07		12/31/06		12/31/05		12/31/04		12/31/03
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Commercial and Financial	$7,019	77%	$6,995	77%	$6,933	79%	$4,028	79%	$5,303	76%
Real Estate	91	4%	114	4%	55	4%	44	3%	53	4%
Installment	405	19%	377	19%	427	17%	292	18%	276	20%
Unallocated	54	-	52	-	113	-	2,736	-	946	-
	$7,569	100%	$7,538	100%	$7,528	100%	$7,100	100%	$6,578	100%

The following schedule presents an analysis of the allowance for credit losses for each of the last five years (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance, January 1	$7,538	$7,528	$7,100	$6,578	$6,140
Charge-Offs:
Commercial and Financial	329	83	64	293	314
Real Estate	2,615	1,802	1,523	412	109
Installment	452	535	435	423	579
Total Charge-Offs	3,396	2,420	2,022	1,128	1,002
Recoveries on Charged-Off Loans:
Commercial and Financial	6	8	257	51	13
Real Estate	1,023	110	108	66	7
Installment	198	232	225	133	220
Total Recoveries	1,227	350	590	250	240
Net Charge-Offs	2,169	2,070	1,432	878	762
Provision for Credit Losses	2,200	2,080	1,860	1,400	1,200
Balance, December 31	$7,569	$7,538	$7,528	$7,100	$6,578

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	.24%	.27%	.21%	.15%	.15%
Allowance for credit losses as a percentage of net loans outstanding at end of period	.84%	.90%	1.05%	1.12%	1.18%

Net charge-offs total $2.2 million in 2007 due primarily to deterioration in four relationships. Based on management’s evaluation of the borrowers’ ability to make future payments and the value of the underlying collateral, charge-offs totaling $3.0 million were recommended and processed in the fourth quarter. As a result of these charge-offs, the company determined that additional provisions were necessary to maintain the strength of the reserve and provided an additional $1,000,000 in December. Other activity is consistent with prior periods and includes writedowns on credits incurred in the normal course of business. The installment loan charge-offs include $301,000 of indirect auto loans, of which $179,000 was recovered in 2007 through sales of the vehicles. During 2007, losses totaling $387,000 were recognized on loans carried as nonaccrual on December 31, 2006, although the majority of this loss is expected to be recovered through the sale of the property in 2008. The company’s ratio of net charge-offs to average loans is comparable to its national peer groups while the ratio of the allowance for credit losses to total loans is adequate considering current delinquency levels.

DEPOSITS

The primary source of funds to support the company’s growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Competition from other banks and non-bank institutions has made deposit growth extremely challenging. Total deposits increased $25 million in 2007 comprised of a $37 million increase in time deposit balances and a $12 million decrease in lower costing savings and demand accounts.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands):

	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$80,515		$73,637		$68,572
Interest-bearing demand deposits	292,134	2.76%	254,065	2.54%	220,373	1.59%
Savings deposits	71,444	1.21%	72,889	1.32%	81,899	1.06%
Time deposits	508,303	4.86%	409,552	4.42%	342,193	3.23%
Total	$952,396		$810,143		$713,037

Maturities of time deposits of $100,000 or more outstanding at December 31, 2007, are summarized as follows (in thousands):

3 months or less	$ 84,029
Over 3 through 6 months	26,408
Over 6 through 12 months	39,147
Over 12 months	26,665
Total	$176,249

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

The following schedules present information regarding the company’s risk-based capital at December 31, 2007, 2006 and 2005 and selected other capital ratios.

CAPITAL ANALYSIS (in thousands)
	December 31,
	2007	2006	2005
Tier I Capital:
Total Tier I Capital	$ 109,732	$ 97,048	$ 84,943
Tier II Capital:
Allowable portion of allowance for credit losses	$ 7,569	$ 7,538	$ 7,528
Total Risk-Based Capital	$117,301	$104,586	$ 92,471
Total Risk-Weighted Assets	$1,045,008	$980,201	$819,339

CAPITAL RATIOS
	Regulatory Minimum	2007	2006	2005
Total Risk-Based Capital	8.00%	11.22%	10.67%	11.29%
Tier I Risk-Based Capital	4.00%	10.50%	9.90%	10.37%
Tier I Leverage Ratio	4.00%	8.87%	9.16%	8.91%
Return on Assets	N/A	1.18%	1.26%	1.18%
Return on Equity*	N/A	14.32%	15.30%	13.96%
Equity to Assets Ratio*	N/A	8.43%	8.18%	8.37%
Dividend Payout Ratio	N/A	45.01%	42.75%	40.20%

* Includes the effect of SFAS 115 in the amount of $(2,190,000) in 2007, $(70,000) in 2006 and $(524,000) in 2005.

During 1999, the company implemented a Dividend Reinvestment Plan which has resulted in an influx to capital of $17.1 million to date. The company also adopted stock option plans for directors and senior officers. New capital generated from the exercise of stock options is $4.3 million at December 31, 2007. In November, the company declared a 5-for-4 stock split effected in the form of a 25% stock dividend, payable December 27, 2007 resulting in the issuance of 3,149,133 new shares. In February 2006, the company declared a 10% stock dividend payable March 31, 2006, resulting in the issuance of 1,391,085 new shares. The company has also paid 100% stock dividends on September 30, 2004 and January 31, 2003 which resulted in 5,423,425 and 2,603,838 new shares, respectively. At the 2005 Annual Meeting, shareholders approved management’s proposal to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

In 2007, regulatory capital increased $12.7 million comprised of an $8.0 million increase in retained earnings after paying cash dividends of $6.6 million and accounting for the 25% stock dividend paid December 27, 2007, a $3.8 million increase due to the company’s dividend reinvestment plan, a $.5 million increase due to the issuance of shares from the company’s stock option plans and a $.4 million increase due to the impact of intangible assets on regulatory capital. As of December 31, 2007, there were 32,151,914 shares of stock available for future sale or stock dividends. The number of shareholders of record at December 31, 2007 was 1,596. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 15 to the financial statements for further discussion of capital requirements and dividend limitations.

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
• The timing of expansion plans could be altered by forces beyond our control such as weather or regulatory approvals.
• Our ability to continue to attract new deposits from our marketplace to meet the daily liquidity needs of the company.

As of this writing, the company was not aware of any pronouncements or legislation that would have a material impact on the results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

ASSET AND LIABILITY MANAGEMENT

The major objectives of the company’s asset and liability management are to:
(1)	manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges,
(2)	ensure adequate liquidity and funding,
(3)	maintain a strong capital base, and
(4)	maximize net interest income opportunities.

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

INTEREST RATE GAP

The following schedule illustrates the company’s interest rate gap position as of December 31, 2007 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.

Interest Rate Sensitivity Analysis
as of December 31, 2007
(in thousands)

			Rate Sensitive			Not
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Rate
	Days	Days	Days	Years	5 Years	Sensitive	Total

Commercial loans	$390,947	$32,500	$22,811	$210,376	$40,874	$ 0	$697,508
Mortgage loans	2,220	2,382	4,482	21,710	6,770	0	37,564
Installment loans	14,424	9,770	29,540	94,289	22,139	0	170,162
Total Loans	407,591	44,652	56,833	326,375	69,783	0	905,234

Securities-taxable	37,143	17,433	22,910	102,511	41,531	10,091	231,619
Securities-tax free	715	2,020	500	10,655	61,021	0	74,911
Total Securities	37,858	19,453	23,410	113,166	102,552	10,091	306,530

Interest-bearing deposits with banks	0	0	0	0	0	0	0
Federal funds sold	0	0	0	0	0	0	0
Total Money Market Assets	0	0	0	0	0	0	0

Total Earning Assets	445,449	64,105	80,243	439,541	172,335	10,091	1,211,764
Non-earning assets	0	0	0	0	0	92,008	92,008
Allowance for credit losses	0	0	0	0	0	(7,569)	(7,569)

Total Assets	$445,449	$64,105	$80,243	$439,541	$172,335	$94,530	$1,296,203

Interest-bearing demand deposits	$288,879	$ 0	$ 0	$ 0	$ 0	$ 0	$288,879
Savings deposits	69,555	0	824	0	0	0	70,379
Time deposits $100,000 and over	106,077	20,414	31,396	18,100	262	0	176,249
Other time deposits	124,032	62,133	61,742	80,068	2,201	0	330,176
Total Interest-Bearing Deposits	588,543	82,547	93,962	98,168	2,463	0	865,683

Borrowed funds and other interest-bearing liabilities	83,154	843	11,639	103,614	28,582	0	227,832

Total Interest-Bearing Liabilities	671,697	83,390	105,601	201,782	31,045	0	1,093,515
Demand deposits	0	0	0	0	0	79,834	79,834
Other liabilities	0	0	0	0	0	15,712	15,712
Stockholders' equity	0	0	0	0	0	107,142	107,142

Total Liabilities and Stockholders' Equity	$671,697	$83,390	$105,601	$201,782	$31,045	$202,688	$1,296,203

Interest Rate Sensitivity gap	$(226,248)	$(19,285)	$(25,358)	$237,759	$141,290	$(108,158)

Cumulative gap	$(226,248)	$(245,533)	$(270,891)	$(33,132)	$108,158

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

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2007 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2007 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	(6.69)%	.10%

Economic value at risk:
Percent change in economic value of equity	(31.41)%	34.33%

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company’s policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company’s most liquid assets. At December 31, 2007 cash and cash equivalents totaled $24.7 million, compared to the December 31, 2006 level of $28.7 million. Financing activities provided $97.0 million and operating activities provided $16.1 million of cash and cash equivalents during the year while investing activities utilized $117.1 million. The cash flows provided by financing activities is due primarily to an increase in borrowed funds to meet short-term liquidity needs, while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

Core deposits, which represent the company’s primary source of liquidity, averaged $759 million in 2007, an increase of $111 million, or 17%, from the $648 million average in 2006. This increase in average core deposits includes the full year’s effect of the $74 million acquired in 2006 with a branch purchase and was supplemented with a

$31 million increase in average jumbo certificates and an $18 million increase in average borrowed funds and other interest-bearing liabilities.

The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Discount Window.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth on pages 34-49 of the Company’s 2007 Annual Report to Shareholders, which pages are included as Exhibit 13 hereto, and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer along with the company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that as of December 31, 2007 the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.

Changes in Internal Controls over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are, reasonably likely to materially affect, the company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for First National Community Bancorp, Inc. (the “Company”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Therefore, no assessment of a cost-effective system of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

As of December 31, 2007, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, has been audited by Demetrius and Company, L.L.C., the independent registered public accounting firm that audited the company’s financial statements for the period covered. A copy of the Demetrius and Company, L.L.C. report is included in this annual report.

/s/ J. David Lombardi	/s/ William Lance
J. David Lombardi	William S. Lance
President and Chief Executive Officer	Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First National Community Bancorp, Inc.

We have audited First National Community Bancorp, Inc.'s ("Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Community Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First National Community Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of First National Community Bancorp, Inc., and subsidiaries, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey

March 12, 2008

Item 9B.	Other Information.
None

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors, nominees, principal officers, audit committees and audit committee financial experts required by this item is set forth under the captions “Information as to Nominees and Directors”, “Principal Officers of the Company”, “Principal Officers of the Bank”, “Information about the Company’s Audit Committee and its Charter”, "Report of the Audit Committee", and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 21, 2008 and is incorporated herein by reference.

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

Item 11.	Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation”, "Compensation Discussion and Analysis", “Option Grants in 2007”, "Equity Compensation Plan Information", "Deferred Compensation Plan Information", “Compensation of Directors”, “Potential Payments Upon Termination or Change-in-Control”, “Compensation Committee Report”, and “Board of Directors Interlocks and Insider Participation” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 21, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the caption “Principal Beneficial Owners of the Company’s Common Stock” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 21, 2008 and is incorporated herein by reference.

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2007 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 21, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 21, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Independent Auditors” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 21, 2008 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements

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

3.	The following Exhibits are filed herewith or incorporated by reference:

EXHIBIT 3.1	Articles of Incorporation – filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference

EXHIBIT 3.2	By –laws - filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference

EXHIBIT 10.1	Dividend Reinvestment Plan – filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-3 as filed on August 1, 2007 is hereby incorporated by reference

EXHIBIT 10.2	Stock Incentive Plan - filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.3	Stock Option Plan - filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.4	Deferred Compensation Plan - filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 13	Annual Report

EXHIBIT 14	Code of Ethics - filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference

EXHIBIT 21	Subsidiaries

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Chief Financial Officer

EXHIBIT 32.1	Section 1350 Certification – Chief Executive Officer

EXHIBIT 32.2	Section 1350 Certification – Chief Financial Officer

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

/s/ Linda D'Amario Linda D’Amario Comptroller

DATE: March 12, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael G. Cestone	3/12/08
Michael G. Cestone	Date	Louis A. DeNaples	Date

		/s/ Louis A. DeNaples, Jr.	3/12/08
Michael J. Cestone, Jr.	Date	Louis A. DeNaples, Jr.	Date

/s/ Joseph Coccia	3/12/08	/s/ Joseph J. Gentile	3/12/08
Joseph Coccia	Date	Joseph J. Gentile	Date

/s/ William P. Conaboy	3/12/08	/s/ Joseph O. Haggerty	3/12/08
William P. Conaboy	Date	Joseph O. Haggerty	Date

/s/ Michael T, Conahan	3/12/08	/s/ J. David Lombardi	3/12/08
Michael T. Conahan	Date	J. David Lombardi	Date

/s/ Dominick L. DeNaples	3/12/08	/s/ John P. Moses	3/12/08
Dominick L. DeNaples	Date	John P. Moses	Date