Form 10-Q
period 2008-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2008-05-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

YES	|X|	NO	|__|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	|__|	Accelerated Filer	|X|
Non-Accelerated Filer	|__|	Smaller reporting company	|__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).             Yes |__|  No  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	15,816,381 shares
(Title of Class)	(Outstanding at May 5, 2008)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

PART I FINANCIAL INFORMATION		Page No.
Item 1.	Consolidated Financial Statements.
	Consolidated Statements of Financial Condition March 31, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Income Three Months Ended March 31, 2008 and March 31, 2007 (unaudited)	2
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2008 and March 31, 2007 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity Three Months Ended March 31, 2008 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II OTHER INFORMATION		19

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		20

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 29,210	$ 24,735
Federal funds sold	0	0
Total cash and cash equivalents	29,210	24,735
Interest-bearing balances with financial institutions	0	0
Securities:
Available-for-sale, at fair value	256,477	295,727
Held-to-maturity, at cost (fair value $1,862 on March 31, 2008 and $1,847 on December 31, 2007)	1,743	1,722
Federal Reserve Bank and FHLB stock, at cost	10,436	9,081
Net loans	921,539	899,015
Bank premises and equipment	17,250	16,425
Intangible Assets	9,861	9,847
Other assets	40,245	41,001
Total Assets	$1,286,761	$1,297,553

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 75,310	$ 79,834
Interest bearing demand	272,968	288,879
Savings	70,988	70,379
Time ($100,000 and over)	170,154	176,249
Other time	323,353	330,176
Total deposits	912,773	945,517
Borrowed funds	247,704	227,832
Other liabilities	15,415	17,062
Total Liabilities	$1,175,892	$1,190,411
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 15,811,881 shares at March 31, 2008 and 15,746,250 shares at December 31, 2007	$ 19,765	$ 19,683
Additional Paid-in Capital	57,191	56,490
Retained Earnings	35,617	33,159
Accumulated Other Comprehensive Income (Loss)	(1,704)	(2,190)
Total shareholders' equity	$ 110,869	$ 107,142
Total Liabilities and Shareholders’ Equity	$1,286,761	$1,297,553

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Interest Income:
Loans	$ 15,491	$ 15,875
Investments	3,909	3,417
Federal Funds Sold	0	17
Total interest income	19,400	19,309
Interest Expense:
Deposits	6,861	7,930
Borrowed Funds	2,700	1,977
Total interest expense	9,561	9,907
Net Interest Income before Loan Loss Provision	9,839	9,402
Provision for credit losses	300	300
Net interest income	9,539	9,102
Other Income:
Service charges	729	671
Other Income	627	589
Gain / (Loss) on sale of:
Loans	206	161
Securities	645	3
Other Real Estate	0	0
Total other income	2,207	1,424
Other expenses:
Salaries & benefits	3,089	2,838
Occupancy & equipment	1,011	884
Advertising expense	240	210
Data processing expense	418	381
Other	1,373	1,322
Total other expenses	6,131	5,635
Income before income taxes	5,615	4,891
Income tax expense	1,424	1,276
NET INCOME	$ 4,191	$ 3,615

Basic earnings per share	$ 0.27	$ 0.23
Diluted earnings per share	$ 0.26	$ 0.23

Weighted average number of basic shares	15,759,321	15,517,834
Weighted average number of diluted shares	16,112,913	15,852,834

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 19,588	$ 19,590
Fees & Commissions Received	1,372	1,267
Interest Paid	(10,763)	(10,166)
Income Taxes Paid	(618)	(757)
Cash Paid to Suppliers & Employees	(6,149)	(6,697)
Net Cash Provided by Operating Activities	$ 3,430	$ 3,237
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$51,580	$ 19,015
Proceeds from Calls prior to maturity	9,330	7,271
Purchases	(20,797)	(27,780)
Net Increase in Loans to Customers	(24,042)	(23,491)
Capital Expenditures	(1,203)	(997)
Net Cash Provided /(Used) by Investing Activities	$14,868	$(25,982)
Cash Flows from Financing Activities:
Net Increase/(Decrease) in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$(19,827)	$ (11,110)
Net Increase/(Decrease) in Certificates of Deposit	(12,918)	27,415
Net Increase/(Decrease) in Borrowed Funds	19,872	(1,224)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	707	861
Net Proceeds from Issuance of Common Stock – Stock Option Plans	76	174
Dividends Paid	(1,733)	(1,489)
Net Cash Provided /(Used) by Financing Activities	$(13,823)	$ 14,627
Net Increase/(Decrease) in Cash and Cash Equivalents	$ 4,475	$ (8,118)
Cash & Cash Equivalents at Beginning of Year	$ 24,735	$ 28,743
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 29,210	$ 20,625

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 4,191	$ 3,615
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(846)	(200)
Equity in trust	(3)	0
Depreciation	438	397
Provision for Probable Credit Losses	300	300
Provision for Deferred Taxes	(50)	(37)
Gain on Sale of Loans	(205)	(161)
Gain on Sale of Investment Securities	(645)	(3)
Increase in Taxes Payable	110	151
Decrease in Interest Receivable	1,034	481
Decrease in Interest Payable	(1,202)	(259)
Increase in Prepaid Expenses and Other Assets	(494)	(602)
Increase (Decrease) in Accrued Expenses and Other Liabilities	802	(445)
Total Adjustments	$(761)	$ (378)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,430	$ 3,237

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2008
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2007		15,746,250	$19,683	$56,490	$33,159	$(2,190)	$107,142
Comprehensive Income:
Net income for the period	4,191				4,191		4,191
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of deferred income taxes of $36	67
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $226	419
Total other comprehensive income, net of tax	486					486	486
Comprehensive Income	4,677
Issuance of Common Stock – Stock Option Plans		12,750	16	60			76
Issuance of Common Stock through Dividend Reinvestment		52,881	66	641			707
Cash dividends paid, $0.11 per share					(1,733)		(1,733)
BALANCES, MARCH 31, 2008		15,811,881	$19,765	$57,191	$35,617	$(1,704)	$110,869

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2007 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007.

(2)        The balance sheet at December 31, 2007 has been restated for the reclassification of the Allowance for Off-Balance Sheet Reserve from the Allowance for Credit Losses in accordance with the provisions of FIN 45.

(3)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 15,759,321 and 15,517,834 for the periods ending March 31, 2008 and 2007, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 16,112,913 and 15,852,834 for the periods ending March 31, 2008 and 2007, respectively.

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

There were no stock option awards granted during the first quarters of 2008 or 2007.

A summary of the status of the Corporation’s stock option plans is presented below:

	Three months ended March 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	360,694	$11.93	349,838	$10.85
Granted	0		0
Exercised	(12,750)	5.93	(20,400)	8.57
Forfeited	(2,061)	19.72	0
Outstanding at the end of the period	345,883	12.10	329,438	10.99

Options exercisable at March 31,	297,258	11.32	294,375	9.54
Weighted average fair value of options granted during the period		---		---

(6)

Information pertaining to options outstanding at March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	345,883	6.1 years	$12.10	297,258	$11.32

(5)        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". Statement 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company analyzed the benefits of the early adoption of SFAS No. 159, but has determined that such action is not consistent with the overall strategies of the company. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial statements.

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended March 31, 2008 and 2007. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of March 31, 2008, the company had 19 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania. At March 31, 2008, the company had 271 full-time equivalent employees.

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

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Keyser Village	April 2008 (formerly Fashion Mall; July 1988)
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004
Honesdale	November 2006
Stroudsburg	May 2007
Honesdale Route 6	October 2007

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

Summary:

Net income for the three months ended March 31, 2008 amounted to $4,191,000, an increase of $576,000 or 16% compared to the same period of the previous year. This increase can be attributed to the $437,000 improvement in net interest income before the provision for credit losses which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $783,000 primarily due to gains on security sales of $645,000 to restructure the portfolio. Other expenses increased $496,000 over the same period of last year due primarily to an increase in Salaries & Benefits of $251,000 and a $127,000 increase in occupancy and equipment costs related to the company's expansion.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $9,839,000 and $9,402,000 (before the provision for credit losses) during the first three months of 2008 and 2007, respectively. The year to date net interest margin (tax equivalent) decreased seven basis points to 3.49% in 2008 compared to 2007 comprised of a forty-six basis point decrease in the yield earned on earning assets which was offset by a forty-seven basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2008 margin would be 3.63% which is eight basis points lower than the 3.71% recorded during the first three months of last year.

Earning assets decreased $23 million to $1.189 billion during the first three months of 2008 and total 92.4% of total assets, a slight decrease from the 93.5% at year-end.

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

	Three months ended March 31,
	2008
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$861,653	$14,935	6.88%
Loans (tax-free) (1)	46,834	556	7.11
Investment securities (taxable)	210,581	3,077	5.83
Investment securities (tax-free)(1)	78,419	832	6.53
Time deposits with banks and federal funds sold	0	0	0
Total interest-earning assets	1,197,487	19,400	6.68%
Non-interest earning assets	84,674
Total Assets	$1,282,161
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$838,139	$ 6,861	3.28%
Borrowed funds	241,176	2,700	4.43
Total interest-bearing liabilities	1,079,315	9,561	3.54%
Other liabilities and shareholders' equity	202,846
Total Liabilities and Shareholders' Equity	$1,282,161

Net interest income/rate spread		$ 9,839	3.14%

Net yield on average interest-earning assets			3.49%

Interest-earning assets as a percentage of interest-bearing liabilities			111%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Three months ended March 31,
	2007
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$816,678	$15,507	7.61%
Loans (tax-free) (1)	31,058	368	7.18
Investment securities (taxable)	193,403	2,514	5.20
Investment securities (tax-free)(1)	77,538	903	7.06
Time deposits with banks and federal funds sold	1,310	17	5.20
Total interest-earning assets	1,119,987	19,309	7.14%
Non-interest earning assets	70,526
Total Assets	$1,190,513
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$841,241	$ 7,930	3.82%
Borrowed funds	158,288	1,977	5.00
Total interest-bearing liabilities	999,529	9,907	4.01%
Other liabilities and shareholders' equity	190,984
Total Liabilities and Shareholders' Equity	$1,190,513

Net interest income/rate spread		$ 9,402	3.13%

Net yield on average interest-earning assets			3.56%

Interest-earning assets as a percentage of interest-bearing liabilities			112%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended March 31, 2008 vs 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(1,359)	$ 787	$ (572)
Loans (tax-free)	(11)	199	188
Investment securities (taxable)	470	93	563
Investment securities (tax-free)	(82)	11	(71)
Time deposits with banks and federal funds sold	0	(17)	(17)
Total interest income	$ (982)	$1,073	$ 91

Deposits	$ (922)	$(147)	$(1,069)
Borrowed funds	272	451	723
Total interest expense	$ (650)	$ 304	$ (346)
Net change in net interest income	$ (332)	$ 769	$ 437

	Period Ended March 31, 2007 vs 2006
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$1,039	$2,182	$3,221
Loans (tax-free)	(10)	7	(3)
Investment securities (taxable)	414	211	625
Investment securities (tax-free)	(23)	137	114
Time deposits with banks and federal funds sold	2	(13)	(11)
Total interest income	$1,422	$2,524	$3,946

Deposits	$1,362	$ 1,325	$2,687
Borrowed funds	9	137	146
Total interest expense	$1,371	$1,462	$2,833
Net change in net interest income	$ 51	$1,062	$1,113

(12)

Other Income and Expenses:

Other income in the first three months of 2008 increased $783,000 in comparison to the same period of 2007. Service charges and fees increased $96,000, or 8%, over the prior period. Income from service charges on deposits increased $58,000, or 9%, in comparison to the same period of last year due to the addition of two community offices. Other fee income increased $38,000, or 6%. Net gains from asset sales increased $687,000 as securities were sold to restructure the portfolio.

Other expenses increased $496,000 or 9% for the period ended March 31, 2008 compared to the same period of the previous year. Salaries and Benefits costs added $251,000, or 9% in comparison to the first three months of 2007 due to the opening of two new branch offices, additional staff and merit increases. Occupancy and equipment costs increased $127,000, or 14%, advertising costs rose 14%, data processing costs rose 10%, and other operating expenses increased $51,000, or 4%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2008	2007
Provision at statutory rate	$1,909	$1,726
Add (Deduct):
Tax effect of non-taxable interest income	(472)	(483)
Non-deductible interest expense	69	70
Tax benefit from stock options exercised	(3)	(44)
Deferred tax benefits	(6)	(6)
Other items, net	(73)	13
Income tax expense	$1,424	$1,276

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$47,053	$47,053	$ 52,504	$ 52,504
Obligations of state & political subdivisions	75,985	76,104	74,627	74,752
Collateralized mortgage obligations	66,325	66,325	78,871	78,871
Mortgage-backed securities	29,239	29,239	62,143	62,143
Corporate debt securities	38,624	38,624	28,308	28,308
Equity securities and mutual funds	994	994	996	996
Total	$258,220	$258,339	$297,449	$297,574

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2008 of the company’s Investment Securities classified as available-for-sale (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 45,862	$1,191	$ 0	$ 47,053
Obligations of state and political subdivisions:	76,589	347	2,694	74,242
Collateralized mortgage obligations:	66,359	1,158	1,192	66,325
Mortgage-backed securities:	28,652	587	0	29,239
Corporate debt securities:	40,626	319	2,321	38,624
Equity securities and mutual funds:	1,010	0	16	994
Total	$259,098	$3,602	$6,223	$256,477

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2008 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,743	$119	$ 0	$ 1,862
Total	$1,743	$119	$ 0	$ 1,862

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at March 31, 2008 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 501	$ 510	$ 0	$ 0
After one year through five years	3,815	3,923	0	0
After five years through ten years	14,459	14,577	0	0
After ten years	144,302	140,909	1,743	1,862
Collateralized mortgage obligations	66,359	66,325	0	0
Mortgage-backed securities	28,652	29,239	0	0
Total	$258,088	$255,483	$1,743	$1,862

Gross proceeds from the sale of investment securities for the periods ended March 31, 2008 and 2007 were $51,579,535 and $19,014,745 respectively with the gross realized gains being $698,277 and $149,266 respectively, and gross realized losses being $53,562 and $145,944, respectively.

At March 31, 2008 and 2007, investment securities with a carrying amount of $177,925,125 and $204,120,066 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$162,154	17.5	$164,764	18.2
Real estate loans, secured by nonfarm, nonresidential properties	428,609	46.2	415,087	45.8
Commercial & industrial loans	213,705	23.0	202,665	22.4
Loans to individuals for household, family and other personal expenditures	90,232	9.7	91,052	10.1
Loans to state and political subdivisions	33,301	3.6	31,205	3.4
All other loans, including overdrafts	291	0.0	931	0.1
Total Gross Loans	$928,292	100.0	$905,704	100.0
Less: Allow. for Credit Losses	(6,306)		(6,219)
Less: Unearned Discount	(447)		(470)
Net Loans	$921,539		$899,015

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Three months Ended March 31, 2008	Year to date Ended December 31, 2007
Balance, January 1	$7,569	$7,538
Recoveries Credited	72	1,227
Losses Charged	(285)	(3,396)
Provision for Credit Losses	300	2,200
Transfer to Allowance for Credit Losses on Off-Balance Sheet Items	(1,350)	(1,350)
Balance at End of Period	$6,306	$6,219

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	March 31, 2008	December 31, 2007
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	9,966	3,106
Loans past due 90 days or more and still accruing	958	904
Total non-performing loans	10,924	4,010
Other Real Estate Owned	2,588	2,588
Total non-performing assets	$13,512	$6,598

Non-performing loans as a percentage of gross loans	1.18%	0.4%
Non-performing assets as a percentage of total assets	1.05%	0.5%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at March 31, 2008 were comprised of six credits which are adequately secured by mortgages or UCC’s on the property. The company currently anticipates that any loss recognized on these credits would not exceed $400,000.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $100,000 was credited to the allowance during the first three months of 2008 and 2007. The ratio of the loan loss reserve to total loans at March 31, 2008 and 2007 was 0.68% and 0.91%, respectively. The decrease from the prior period reflects the transfer of $1,350,000 from the reserve for credit losses to an off-balance sheet reserve. The December 31, 2007 provision was restated for the transfer in order to reflect comparative numbers. The ratio of the combined reserve accounts to total loans at March 31, 2008 was 0.82%.

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

The short-term liquidity position of the company is strong as evidenced by $29,210,000 in cash and cash equivalents. A secondary source of liquidity is provided by the investment portfolio with $56 million or 21% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity increased $3,727,000 or 3% during the first three months of 2008 comprised of an increase in retained earnings in the amount of $2,458,000 after paying cash dividends, $783,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $486,000 increase in other comprehensive income. During the same period of 2007, total stockholders' equity increased $3,591,000, or 4%, comprised of an increase in retained earnings of $2,126,000, after paying cash dividends, $1,035,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $430,000 increase in other comprehensive income. The total dividend payout during the first three months of 2008 and 2007 represents $.11 per share and $.10 per share, respectively.

(17)

Excluding the impact due to securities valuation, increases in core equity amounted to $3,241,000 and $3,161,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2008, the bank met all capital requirements with a leverage ratio of 8.86% and core capital and total risk-based capital ratios of 10.65% and 11.37%, respectively. On a consolidated basis, the company's leverage ratio, core capital and total risk-based capital ratios at March 31, 2008 were 8.87%, 10.65% and 11.37%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first nine months of 2007. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2007.

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

As of March 31, 2008, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are, reasonably likely to materially affect, the company’s internal controls over financial reporting.

(18)

Part II Other Information

Item 1 - Legal Proceedings.

The bank is not involved in any material pending legal proceedings, other than routine litigation incidental to the business. In addition, no material proceedings are pending or are known to be threatened or contemplated against the corporation or its subsidiaries by government authorities.

Item 1A. – Risk Factors.

No material changes in risk factors occurred from those previously disclosed in the company’s Form 10-K for the year ended December 31, 2007.

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date:	May 6, 2008	/s/ J. David Lombardi J. David Lombardi, President/ Chief Executive Officer

Date:	May 6, 2008	/s/ William lance William Lance, Treasurer/ Principal Financial Officer

(20)