Form 10-Q
period 2008-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2008-08-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

YES | X |	NO |__|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	|__|	Accelerated Filer	| X |
Non-Accelerated Filer	|__|	Smaller reporting company	|__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes	|__|	No	| X |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common Stock, $1.25 par value	15,876,488 shares
(Title of Class)	(Outstanding at August 4, 2008)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

PART I FINANCIAL INFORMATION		Page No.
Item 1.	Consolidated Financial Statements.
	Consolidated Statements of Financial Condition June 30, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Income Three Months Ended June 30, 2008 and June 30, 2007 (unaudited) Six Months Ended June 30, 2008 and June 30, 2007 (unaudited)	2
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2008 and June 30, 2007 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2008 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II OTHER INFORMATION		19

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		20

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 27,703	$ 24,735
Federal funds sold	0	0
Total cash and cash equivalents	27,703	24,735
Interest-bearing balances with financial institutions	0	0
Securities:
Available-for-sale, at fair value	260,164	295,727
Held-to-maturity, at cost (fair value $1,764 on June 30, 2008 and $1,847 on December 31, 2007)	1,764	1,722
Federal Reserve Bank and FHLB stock, at cost	10,807	9,081
Net loans	939,187	899,015
Bank premises and equipment	17,858	16,425
Intangible Assets	9,878	9,847
Other assets	44,124	41,001
Total Assets	$1,311,485	$1,297,553

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 81,498	$ 79,834
Interest bearing demand	277,856	288,879
Savings	74,194	70,379
Time ($100,000 and over)	185,556	176,249
Other time	300,609	330,176
Total deposits	919,713	945,517
Borrowed funds	271,214	227,832
Other liabilities	14,807	17,062
Total Liabilities	$1,205,734	$1,190,411
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 15,873,863 shares at June 30, 2008 and 15,746,250 shares at December 31, 2007	$ 19,842	$ 19,683
Additional Paid-in Capital	57,866	56,490
Retained Earnings	37,330	33,159
Accumulated Other Comprehensive Income (Loss)	(9,287)	(2,190)
Total shareholders' equity	$ 105,751	$ 107,142
Total Liabilities and Shareholders’ Equity	$1,311,485	$1,297,553

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Interest Income:
Loans	$ 14,538	$ 16,775	$ 30,029	$ 32,650
Investments	3,544	3,481	7,453	6,898
Federal Funds Sold	5	2	5	19
Total interest income	18,087	20,258	37,487	39,567
Interest Expense:
Deposits	6,038	8,481	12,899	16,411
Borrowed Funds	2,267	2,067	4,967	4,044
Total interest expense	8,305	10,548	17,866	20,455
Net Interest Income before Loan Loss Provision	9,782	9,710	19,621	19,112
Provision for credit losses	550	300	850	600
Net interest income	9,232	9,410	18,771	18,512
Other Income:
Service charges	791	710	1,520	1,381
Other Income	654	602	1,281	1,191
Gain / (Loss) on sale of:
Loans	94	31	300	192
Securities	68	25	713	28
Other Real Estate	0	0	0	0
Total other income	1,607	1,368	3,814	2,792
Other expenses:
Salaries & benefits	3,134	2,897	6,223	5,735
Occupancy & equipment	993	902	2,004	1,786
Advertising expense	240	210	480	420
Data processing expense	417	389	835	770
Other	1,582	1,482	2,955	2,804
Total other expenses	6,366	5,880	12,497	11,515
Income before income taxes	4,473	4,898	10,088	9,789
Income tax expense	964	1,150	2,388	2,426
NET INCOME	3,509	$ 3,748	$ 7,700	$ 7,363

Basic earnings per share	$ 0.22	$ 0.24	$ 0.49	$ 0.47
Diluted earnings per share	$ 0.22	$ 0.23	$ 0.48	$ 0.46

Weighted average number of basic shares	15,827,339	15,571,876	15,793,330	15,545,004
Weighted average number of diluted shares	16,167,453	15,897,398	16,140,183	15,875,239

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 37,139	$ 39,374
Fees & Commissions Received	2,833	2,590
Interest Paid	(19,620)	(20,087)
Income Taxes Paid	(2,152)	(2,417)
Cash Paid to Suppliers & Employees	(11,737)	(11,856)
Net Cash Provided by Operating Activities	$ 6,463	$ 7,604
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$51,580	$ 28,075
Proceeds from Calls prior to maturity	26,235	13,390
Purchases	(52,468)	(44,196)
Net Increase in Loans to Customers	(42,224)	(71,390)
Capital Expenditures	(2,202)	(2,008)
Net Cash Used by Investing Activities	$(19,079)	$(76,129)
Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$ (5,545)	$ (22,422)
Net Increase/(Decrease) in Certificates of Deposit	(20,259)	58,709
Net Increase/ in Borrowed Funds	43,382	23,933
Net Decrease in Capital	(56)	0
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	1,382	1,728
Net Proceeds from Issuance of Common Stock – Stock Option Plans	153	225
Dividends Paid	(3,473)	(2,983)
Net Cash Provided by Financing Activities	$ 15,584	$ 59,190
Net Increase/(Decrease) in Cash and Cash Equivalents	$ 2,968	$ (9,335)
Cash & Cash Equivalents at Beginning of Year	$ 24,735	$ 28,743
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 27,703	$ 19,408

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 7,700	$ 7,363
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(1,757)	(471)
Equity in trust	(5)	0
Depreciation	889	804
Provision for Probable Credit Losses	850	600
Provision for Deferred Taxes	(105)	(75)
Gain on Sale of Loans	(300)	(192)
Gain on Sale of Investment Securities	(713)	(28)
Decrease in Taxes Payable	(404)	(322)
Decrease in Interest Receivable	1,408	278
Increase/(Decrease) in Interest Payable	(1,755)	368
Increase in Prepaid Expenses and Other Assets	(607)	(606)
Increase (Decrease) in Accrued Expenses and Other Liabilities	1,262	(115)
Total Adjustments	$(1,237)	$ 241
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 6,463	$ 7,604

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2008
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2007		15,746,250	$19,683	$56,490	$33,159	$(2,190)	$107,142
Comprehensive Income:
Net income for the period	7,700				7,700		7,700
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $4,071	(7,560)
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $250	463
Total other comprehensive income, net of tax	(7,097)					(7,097)	(7,097)
Comprehensive Income	603
Issuance of Common Stock – Stock Option Plans		25,750	32	121			153
Issuance of Common Stock through Dividend Reinvestment		101,863	127	1,255			1,382
Prior period adjustment					(56)		(56)
Cash dividends paid, $0.22 per share					(3,473)		(3,473)
BALANCES, JUNE 30, 2008		15,873,863	$19,842	$57,866	$37,330	$(9,287)	$105,751

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2007 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

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

(3)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 15,793,330 and 15,545,004 for the periods ending June 30, 2008 and 2007, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 16,140,183 and 15,875,238 for the periods ending June 30, 2008 and 2007, respectively.

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

There were no stock option awards granted during the first six months of 2008 or 2007.

A summary of the status of the Corporation’s stock option plans is presented below:

	Six months ended June 30,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	360,694	$11.93	349,838	$10.85
Granted	0		0
Exercised	(25,750)	5.93	(27,713)	8.11
Forfeited	(2,061)	19.72	(1,650)	23.13
Outstanding at the end of the period	332,883	12.34	320,475	11.02

Options exercisable at June 30,	332,883	12.34	320,475	11.02
Weighted average fair value of options granted during the period		---		---

(6)

Information pertaining to options outstanding at June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	332,883	6.0 years	$12.34	332,883	$12.34

(5)        In 2008, the Company adopted the provisions of EITF 06-4, "Accounting for Deferred Compensation and Post Retirement Aspects of Endorsement Split Dollar Life Insurance Agreements". As per the new rules, when an employer provides an insurance benefit post-retirement, the employer must recognize a liability during the employees working years which is equal to the present value of the post-retirement benefit. The cost of the benefit applicable to prior periods will require an adjustment to capital. The company provides a split dollar death benefit to seven senior level executives. The $56,000 charge to capital recognized in 2008 reflects the cost of benefits earned from the plan's inception on May 1, 2002 through December 31, 2007.

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended June 30, 2008 and 2007. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of June 30, 2008, the company had 20 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania. At June 30, 2008, the company had 287 full-time equivalent employees.

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

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Keyser Village	April 2008 (formerly Fashion Mall; July 1988)
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004
Honesdale	November 2006
Stroudsburg	May 2007
Honesdale Route 6	October 2007
Marshall's Creek	May 2008

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

Summary:

Net income for the six months ended June 30, 2008 amounted to $7,700,000, an increase of $337,000 or 5% compared to the same period of the previous year. This increase can be attributed to the $509,000 improvement in net interest income before the provision for credit losses which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $1,022,000 primarily due to gains on security sales of $685,000 to restructure the portfolio and to provide liquidity to meet loan demand. Other expenses increased $982,000 over the same period of last year due primarily to an increase in Salaries & Benefits of $488,000 and a $218,000 increase in occupancy and equipment costs related to the company's expansion.

Net income for the three months ended June 30, 2008 amounted to $3,509,000, a decrease of $239,000 or 6% compared to the same period of the previous year. This decrease can be attributed to a $250,000 additional provision for credit losses during the quarter and a $486,000 increase in total other expenses related to the company's expansion. Other income improved $239,000 over the same three month period of last year, while net interest income before the provision for credit losses increased $72,000.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $19,621,000 and $19,112,000 (before the provision for credit losses) during the first six months of 2008 and 2007, respectively. The year to date net interest margin (tax equivalent) decreased seven basis points to 3.48% in 2008 compared to 2007 comprised of a seventy basis point decrease in the yield earned on earning assets which was offset by a seventy-three basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2008 margin would be 3.65% which is four basis points lower than the comparable 3.69% recorded during the first six months of last year.

Earning assets increased $5 million to $1.219 billion during the first six months of 2008 and total 92.9% of total assets, a slight decrease from the 93.6% at year-end.

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

	Six months ended June 30,
	2008
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$870,022	$28,925	6.60%
Loans (tax-free) (1)	46,811	1,104	7.07
Investment securities (taxable)	200,025	5,731	5.72
Investment securities (tax-free)(1)	81,287	1,722	6.52
Time deposits with banks and federal funds sold	472	5	2.13
Total interest-earning assets	1,198,617	37,487	6.46%
Non-interest earning assets	87,479
Total Assets	$1,286,096
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$846,569	$12,899	3.06%
Borrowed funds	235,343	4,967	4.18
Total interest-bearing liabilities	1,081,912	17,866	3.31%
Other liabilities and shareholders' equity	204,184
Total Liabilities and Shareholders' Equity	$1,286,096

Net interest income/rate spread		$19,621	3.15%

Net yield on average interest-earning assets			3.48%

Interest-earning assets as a percentage of interest-bearing liabilities			111%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Six months ended June 30,
	2007
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$832,244	$31,824	7.62%
Loans (tax-free) (1)	34,014	826	7.32
Investment securities (taxable)	193,613	5,070	5.23
Investment securities (tax-free)(1)	79,063	1,828	7.01
Time deposits with banks and federal funds sold	720	19	5.20
Total interest-earning assets	1,139,654	39,567	7.16%
Non-interest earning assets	70,813
Total Assets	$1,210,467
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$857,436	$16,411	3.86%
Borrowed funds	160,738	4,044	5.00
Total interest-bearing liabilities	1,018,174	20,455	4.04%
Other liabilities and shareholders' equity	192,293
Total Liabilities and Shareholders' Equity	$1,210,467

Net interest income/rate spread		$19,112	3.12%

Net yield on average interest-earning assets			3.55%

Interest-earning assets as a percentage of interest-bearing liabilities			112%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended June 30, 2008 vs 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(4,300)	$1,401	$(2,899)
Loans (tax-free)	(40)	318	278
Investment securities (taxable)	379	282	661
Investment securities (tax-free)	(157)	51	(106)
Time deposits with banks and federal funds sold	(7)	(7)	(14)
Total interest income	$(4,125)	$2,045	$(2,080)

Deposits	$(3,353)	$(159)	$(3,512)
Borrowed funds	(954)	1,877	923
Total interest expense	$(4,307)	$1,718	$(2,589)
Net change in net interest income	$ 182	$ 327	$ 509

	Period Ended June 30, 2007 vs 2006
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$1,644	$4,604	$6,248
Loans (tax-free)	(2)	74	72
Investment securities (taxable)	720	473	1,193
Investment securities (tax-free)	(58)	271	213
Time deposits with banks and federal funds sold	1	(41)	(40)
Total interest income	$2,305	$5,381	$7,686

Deposits	$2,323	$2,885	$5,208
Borrowed funds	246	58	304
Total interest expense	$2,569	$2,943	$5,512
Net change in net interest income	$ (264)	$2,438	$2,174

(12)

Other Income and Expenses:

Other income in the first six months of 2008 increased $1,022,000 in comparison to the same period of 2007. Service charges and fees increased $229,000, or 9%, over the prior period. Income from service charges on deposits increased $139,000, or 10%, in comparison to the same period of last year due to the addition of two community offices. Other fee income increased $90,000, or 8%. Net gains from asset sales increased $793,000 as securities were sold to restructure the portfolio and to generate liquidity to meet loan demand.

Other expenses increased $982,000 or 9% for the period ended June 30, 2008 compared to the same period of the previous year. Salaries and Benefits costs added $488,000, or 9% in comparison to the first six months of 2007 due to the opening of two new branch offices, additional staff and merit increases. Occupancy and equipment costs increased $218,000, or 12%, advertising costs rose 14%, data processing costs rose 8%, and other operating expenses increased $151,000, or 5%.

On a quarterly basis, other income for the second quarter of 2008 increased $239,000 in comparison to the same quarter of 2007. Service charges and fees increased $133,000, or 10%, over the prior period. Income from service charges increased $81,000, or 11%, in comparison to the same period of last year while other fee income increased $52,000. Net gains from asset sales increased $106,000 when compared to the second quarter of 2007.

Other expenses for the second quarter of 2008 increased $486,000, or 8% in comparison to the same period of 2007. Salaries and Benefits costs increased $237,000, or 8%. Occupancy and equipment costs increased $91,000, or 10%, advertising costs rose 14%, data processing costs rose 7%, and other operating expenses increased $100,000, or 7%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2008	2007
Provision at statutory rate	$3,430	$3,325
Add (Deduct):
Tax effect of non-taxable interest income	(961)	(902)
Tax effect of other tax free income	(180)	(100)
Non-deductible interest expense	131	146
Tax benefit from stock options exercised	(42)	(58)
Deferred tax benefits	(13)	(11)
Other items, net	23	26
Income tax expense	$2,388	$2,426

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	June 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$43,421	$43,421	$ 52,504	$ 52,504
Obligations of state & political subdivisions	83,932	83,932	74,627	74,752
Collateralized mortgage obligations	61,478	61,478	78,871	78,871
Mortgage-backed securities	37,626	37,626	62,143	62,143
Corporate debt securities	34,489	34,489	28,308	28,308
Equity securities and mutual funds	982	982	996	996
Total	$261,928	$261,928	$297,449	$297,574

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2008 of the company’s Investment Securities classified as available-for-sale (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 44,320	$430	$ 1,329	$ 43,421
Obligations of state and political subdivisions:	87,229	75	5,136	82,168
Collateralized mortgage obligations:	64,304	390	3,216	61,478
Mortgage-backed securities:	37,925	50	349	37,626
Corporate debt securities:	39,661	0	5,172	34,489
Equity securities and mutual funds:	1,010	0	28	982
Total	$274,449	$945	$15,230	$260,164

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2008 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,764	$ 6	$ 6	$ 1,764
Total	$1,764	$ 6	$ 6	$ 1,764

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at June 30, 2008 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 500	$ 505	$ 0	$ 0
After one year through five years	2,828	2,849	0	0
After five years through ten years	13,386	13,307	0	0
After ten years	154,495	143,417	1,764	1,764
Collateralized mortgage obligations	64,304	61,478	0	0
Mortgage-backed securities	37,926	37,626	0	0
Total	$273,439	$259,182	$1,764	$1,764

Gross proceeds from the sale of investment securities for the periods ended June 30, 2008 and 2007 were $51,579,535 and $28,074,658 respectively with the gross realized gains being $766,353 and $272,433 respectively, and gross realized losses being $53,562 and $244,415, respectively.

At June 30, 2008 and 2007, investment securities with a carrying amount of $183,869,720 and $185,431,136 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$170,201	18.0	$164,764	18.2
Real estate loans, secured by nonfarm, nonresidential properties	421,517	44.5	415,087	45.8
Commercial & industrial loans	228,749	24.2	202,665	22.4
Loans to individuals for household, family and other personal expenditures	92,595	9.8	91,052	10.1
Loans to state and political subdivisions	32,754	3.5	31,205	3.4
All other loans, including overdrafts	578	0.0	931	0.1
Total Gross Loans	$946,394	100.0	$905,704	100.0
Less: Allow. for Credit Losses	(6,783)		(6,219)
Less: Unearned Discount	(424)		(470)
Net Loans	$939,187		$899,015

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Six months Ended June 30, 2008	Year to date Ended December 31, 2007
Balance, January 1	$7,569	$7,538
Recoveries Credited	111	1,227
Losses Charged	(436)	(3,396)
Provision for Credit Losses	850	2,200
Transfer to Allowance for Credit Losses on Off-Balance Sheet Items	(1,311)	(1,350)
Balance at End of Period	$6,783	$6,219

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	June 30, 2008	December 31, 2007
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	14,443	3,106
Loans past due 90 days or more and still accruing	538	904
Total non-performing loans	14,981	4,010
Other Real Estate Owned	2,588	2,588
Total non-performing assets	$17,569	$6,598

Non-performing loans as a percentage of gross loans	1.58%	0.4%
Non-performing assets as a percentage of total assets	1.34%	0.5%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at June 30, 2008 were comprised of seven credits which are adequately secured by mortgages or UCC’s on the property. The company currently anticipates that any loss recognized on these credits would not exceed $450,000.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $100,000 was credited to the allowance during the first six months of 2008 and 2007 with an additional $250,000 in June 2008. The ratio of the loan loss reserve to total loans at June 30, 2008 and 2007 was 0.72% and 0.89%, respectively. The decrease from the prior period reflects the transfer of $1,350,000 from the reserve for credit losses to an off-balance sheet reserve. The December 31, 2007 provision was restated for the transfer in order to reflect comparative numbers. The ratio of the combined reserve accounts to total loans at June 30, 2008 was 0.86%.

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

The short-term liquidity position of the company is strong as evidenced by $27,703,000 in cash and cash equivalents. A secondary source of liquidity is provided by the investment portfolio with $45 million or 16% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity decreased $1,391,000 or 1% during the first six months of 2008 comprised of an increase in retained earnings in the amount of $4,171,000 after paying cash dividends, $1,535,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $7,097,000 decrease in other comprehensive income. During the same period of 2007, total stockholders' equity increased $3,438,000, or 4%, comprised of an increase in retained earnings of $4,380,000, after paying cash dividends, $1,953,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $2,895,000 decrease in other comprehensive income. The total dividend payout during the first six months of 2008 and 2007 represents $.22 per share and $.19 per share, respectively.

(17)

Excluding the impact due to securities valuation, increases in core equity amounted to $5,706,000 and $6,333,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2008, the bank met all capital requirements with a leverage ratio of 8.97% and core capital and total risk-based capital ratios of 10.76% and 11.52%, respectively. On a consolidated basis, the company's leverage ratio, core capital and total risk-based capital ratios at June 30, 2008 were 8.99%, 10.79% and 11.54%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first six months of 2008. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2007.

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

As of June 30, 2008, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

None

Item 3 - Defaults upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

The 2008 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 21, 2008 at the company's Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania.

The following matters were voted upon at the Annual Meeting of Shareholders:

1.	The election of four Class A Directors to serve for a three year term.
The following Class A Directors were elected to serve until 2011:

	Votes For	Votes Against
Michael J. Cestone, Jr.	13,429,020	271,124
Louis A. DeNaples	13,579,078	121,066
Joseph J. Gentile	13,569,655	130,489
Joseph O. Haggerty	13,517,711	182,433

2.           A proposal to ratify the Audit Committee's selection of Demetrius & Company, L.L.C., Certified Public Accountants of Wayne, New Jersey as the auditors of the company for the year ending December 31, 2008.

	Votes For	Votes Against
Auditors	13,642,755	30,998

Item 5 - Other Information.

None

Item 6 – Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act

(19)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date: August 4, 2008	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

Date: August 4, 2008	By: /s/ William Lance
William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

(20)