Form 10-Q
period 2008-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2008-11-07
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large Accelerated Filer	|__|	Accelerated Filer	| X |
Non-Accelerated Filer	|__|	Smaller reporting company	|__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes	|__|	No	| X |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common Stock, $1.25 par value	15,955,796 shares
(Title of Class)	(Outstanding at October 31, 2008)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

PART I FINANCIAL INFORMATION		Page No.
Item 1.	Consolidated Financial Statements.
	Consolidated Statements of Financial Condition September 30, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Income Three Months Ended September 30, 2008 and September 30, 2007 (unaudited) Nine Months Ended September 30, 2008 and September 30, 2007 (unaudited)	2
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2008 and September 30, 2007 (unaudited)	3-4
	Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2008 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II OTHER INFORMATION		19

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		20

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 19,954	$ 24,735
Federal funds sold	0	0
Total cash and cash equivalents	19,954	24,735
Interest-bearing balances with financial institutions	0	0
Securities:
Available-for-sale, at fair value	232,234	295,727
Held-to-maturity, at cost (fair value $1,718 on September 30, 2008 and $1,847 on December 31, 2007)	1,786	1,722
Federal Reserve Bank and FHLB stock, at cost	10,732	9,081
Net loans	951,761	899,015
Bank premises and equipment	17,778	16,425
Intangible Assets	9,914	9,847
Other assets	50,375	41,001
Total Assets	$1,294,534	$1,297,553

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 81,552	$ 79,834
Interest bearing demand	321,197	288,879
Savings	74,258	70,379
Time ($100,000 and over)	179,133	176,249
Other time	300,040	330,176
Total deposits	956,180	945,517
Borrowed funds	224,722	227,832
Other liabilities	15,384	17,062
Total Liabilities	$1,196,286	$1,190,411
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 15,955,796 shares at September 30, 2008 and 15,746,250 shares at December 31, 2007	$ 19,945	$ 19,683
Additional Paid-in Capital	58,700	56,490
Retained Earnings	39,910	33,159
Accumulated Other Comprehensive Income (Loss)	(20,307)	(2,190)
Total shareholders' equity	$ 98,248	$ 107,142
Total Liabilities and Shareholders’ Equity	$1,294,534	$1,297,553

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Interest Income:
Loans	$ 14,436	$ 17,595	$ 44,465	$ 50,245
Investments	3,696	3,669	11,149	10,567
Federal Funds Sold	7	5	12	24
Total interest income	18,139	21,269	55,626	60,836
Interest Expense:
Deposits	5,626	8,989	18,525	25,400
Borrowed Funds	2,379	2,296	7,346	6,340
Total interest expense	8,005	11,285	25,871	31,740
Net Interest Income before Loan Loss Provision	10,134	9,984	29,755	29,096
Provision for credit losses	300	300	1,150	900
Net interest income	9,834	9,684	28,605	28,196
Other Income:
Service charges	812	709	2,332	2,090
Other Income	633	614	1,914	1,805
Gain / (Loss) on sale of:
Loans	80	62	380	254
Securities	312	851	1,025	879
Other Real Estate	488	0	488	0
Total other income	2,325	2,236	6,139	5,028
Other expenses:
Salaries & benefits	3,236	2,982	9,459	8,717
Occupancy & equipment	1,009	890	3,013	2,676
Advertising expense	240	210	720	630
Data processing expense	400	460	1,235	1,230
Other	1,526	1,331	4,481	4,135
Total other expenses	6,411	5,873	18,908	17,388
Income before income taxes	5,748	6,047	15,836	15,836
Income tax expense	1,421	1,639	3,809	4,065
NET INCOME	4,327	$ 4,408	$ 12,027	$ 11,771

Basic earnings per share	$ 0.27	$ 0.28	$ 0.76	$ 0.75
Diluted earnings per share	$ 0.27	$ 0.28	$ 0.74	$ 0.74

Weighted average number of basic shares	15,888,360	15,625,619	15,825,238	15,572,171
Weighted average number of diluted shares	16,218,396	15,943,649	16,166,444	15,898,293

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 54,236	$ 60,239
Fees & Commissions Received	4,295	3,925
Interest Paid	(28,327)	(31,259)
Income Taxes Paid	(3,151)	(3,742)
Cash Paid to Suppliers & Employees	(17,503)	(17,459)
Net Cash Provided by Operating Activities	$ 9,550	$ 11,704
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$65,240	$ 55,398
Proceeds from Calls prior to maturity	30,817	21,659
Proceeds from Maturities	0	500
Purchases	(58,386)	(111,314)
Net Increase in Loans to Customers	(54,224)	(84,236)
Capital Expenditures	(2,526)	(2,639)
Net Cash Used by Investing Activities	$(19,079)	$(120,632)
Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$ 37,914	$ 24,388
Net Increase/(Decrease) in Certificates of Deposit	(27,251)	40,673
Net Increase/(Decrease) in Borrowed Funds	(3,111)	36,665
Net Decrease in Capital	(56)	0
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	2,275	2,639
Net Proceeds from Issuance of Common Stock – Stock Option Plans	197	246
Dividends Paid	(5,220)	(4,608)
Net Cash Provided by Financing Activities	$ 4,748	$ 100,003
Net Decrease in Cash and Cash Equivalents	$ (4,781)	$ (8,925)
Cash & Cash Equivalents at Beginning of Year	$ 24,735	$ 28,743
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 19,954	$ 19,818

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 12,027	$11,771
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(2,741)	(959)
Equity in trust	(8)	0
Depreciation and Amortization	1,353	1,229
Provision for Probable Credit Losses	1,150	900
Provision for Deferred Taxes	(161)	(112)
Gain on Sale of Loans	(380)	(254)
Gain on Sale of Investment Securities	(1,025)	(879)
Gain on Sale of Other Assets	(488)	0
Increase in Taxes Payable	73	30
Decrease in Interest Receivable	1,351	362
Increase/(Decrease) in Interest Payable	(2,455)	481
Increase in Prepaid Expenses and Other Assets	(1,209)	(1,518)
Increase in Accrued Expenses and Other Liabilities	2,063	653
Total Adjustments	$(2,477)	$ (67)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 9,550	$11,704

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2008
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2007		15,746,250	$19,683	$56,490	$33,159	$(2,190)	$107,142
Comprehensive Income:
Net income for the period	12,027				12,027		12,027
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $10,114	(18,783)
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $359	666
Total other comprehensive income/(loss), net of tax	(18,117)					(18,117)	(18,117)
Comprehensive Income/(Loss)	(6,090)
Issuance of Common Stock – Stock Option Plans		26,314	39	158			197
Issuance of Common Stock through Dividend Reinvestment		183,232	223	2,052			2,275
Prior period adjustment					(56)		(56)
Cash dividends paid, $0.33 per share					(5,220)		(5,220)
BALANCES, SEPTEMBER 30, 2008		15,955,796	$19,945	$58,700	$39,910	$(20,307)	$98,248

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2007 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

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

(3)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 15,825,238 and 15,572,171 for the periods ending September 30, 2008 and 2007, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 16,166,444 and 15,898,293 for the periods ending September 30, 2008 and 2007, respectively.

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

There were no stock option awards granted during the first nine months of 2008 or 2007.

A summary of the status of the Corporation’s stock option plans is presented below:

	Nine months ended September 30,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	360,694	$11.93	349,838	$10.85
Granted	0		0
Exercised	(31,125)	6.31	(31,463)	7.83
Forfeited	(2,061)	19.72	(1,650)	23.13
Outstanding at the end of the period	327,508	12.41	316,725	11.08

Options exercisable at June 30,	327,508	12.41	316,725	11.08
Weighted average fair value of options granted during the period		---		---

(6)

Information pertaining to options outstanding at September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	327,508	5.8 years	$12.41	327,508	$12.41

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

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended September 30, 2008 and 2007. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of September 30, 2008, the company had 20 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania. At September 30, 2008, the company had 279 full-time equivalent employees.

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

Summary:

Net income for the nine months ended September 30, 2008 amounted to $12,027,000, an increase of $256,000 or 2% compared to the same period of the previous year. This increase can be attributed to the $659,000 improvement in net interest income before the provision for credit losses which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $1,111,000 primarily due to gains on the sale of other real estate of $488,000, an increase in service charges of $242,000 and increased gains on security sales of $146,000 to restructure the portfolio and to provide liquidity to meet loan demand. Other expenses increased $1,520,000 over the same period of last year due primarily to an increase in Salaries & Benefits of $742,000, an increase in other operating expenses of $346,000 and a $337,000 increase in occupancy and equipment costs related to the company's expansion.

Net income for the three months ended September 30, 2008 amounted to $4,327,000, a decrease of $81,000 or 2% compared to the same period of the previous year. This decrease can be attributed to a $538,000 increase in total other expenses related to the company's expansion. Other income improved $89,000 over the same three month period of last year, while net interest income before the provision for credit losses increased $150,000.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $29,755,000 and $29,096,000 (before the provision for credit losses) during the first nine months of 2008 and 2007, respectively. The year to date net interest margin (tax equivalent) decreased three basis points to 3.50% in 2008 compared to 2007 comprised of an eighty-two basis point decrease in the yield earned on earning assets which was offset by a ninety-two basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2008 margin would be 3.65% which is one basis point lower than the comparable 3.66% recorded during the first nine months of last year.

Earning assets increased $4 million to $1.217 billion during the first nine months of 2008 and total 94.0% of total assets, a slight increase from the 93.6% at year-end.

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

	Nine months ended September 30,
	2008
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$874,670	$42,777	6.45%
Loans (tax-free) (1)	47,610	1,688	7.17
Investment securities (taxable)	198,026	8,467	5.68
Investment securities (tax-free)(1)	84,519	2,682	6.51
Time deposits with banks and federal funds sold	895	12	1.71
Total interest-earning assets	1,205,720	55,626	6.35%
Non-interest earning assets	86,943
Total Assets	$1,292,663
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$851,363	$18,525	2.91%
Borrowed funds	236,377	7,346	4.08
Total interest-bearing liabilities	1,087,740	25,871	3.16%
Other liabilities and shareholders' equity	204,923
Total Liabilities and Shareholders' Equity	$1,292,663

Net interest income/rate spread		$29,755	3.19%

Net yield on average interest-earning assets			3.50%

Interest-earning assets as a percentage of interest-bearing liabilities			111%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(10)

	Nine months ended September 30,
	2007
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$846,426	$48,910	7.64%
Loans (tax-free) (1)	36,527	1,335	7.30
Investment securities (taxable)	200,637	7,999	5.31
Investment securities (tax-free)(1)	75,517	2,568	6.87
Time deposits with banks and federal funds sold	615	24	5.16
Total interest-earning assets	1,159,722	60,836	7.17%
Non-interest earning assets	70,686
Total Assets	$1,230,408
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$869,671	$25,400	3.90%
Borrowed funds	166,895	6,340	5.01
Total interest-bearing liabilities	1,036,566	31,740	4.08%
Other liabilities and shareholders' equity	193,842
Total Liabilities and Shareholders' Equity	$1,230,408

Net interest income/rate spread		$29,096	3.09%

Net yield on average interest-earning assets			3.53%

Interest-earning assets as a percentage of interest-bearing liabilities			112%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended September 30, 2008 vs 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(8,106)	$1,973	$(6,133)
Loans (tax-free)	(60)	413	353
Investment securities (taxable)	395	73	468
Investment securities (tax-free)	(192)	306	114
Time deposits with banks and federal funds sold	(23)	11	(12)
Total interest income	$(7,986)	$2,776	$(5,210)

Deposits	$(6,284)	$(591)	$(6,875)
Borrowed funds	(1,633)	2,639	1,006
Total interest expense	$(7,917)	$2,048	$(5,869)
Net change in net interest income	$ (69)	$ 728	$ 659

	Period Ended September 30, 2007 vs 2006
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$1,671	$7,441	$9,112
Loans (tax-free)	10	195	205
Investment securities (taxable)	1,117	942	2,059
Investment securities (tax-free)	(131)	256	125
Time deposits with banks and federal funds sold	1	(51)	(50)
Total interest income	$2,668	$8,783	$11,451

Deposits	$2,972	$4,646	$7,618
Borrowed funds	313	321	634
Total interest expense	$3,285	$4,967	$8,252
Net change in net interest income	$ (617)	$3,816	$3,199

(12)

Other Income and Expenses:

Other income in the first nine months of 2008 increased $1,111,000 in comparison to the same period of 2007. Service charges and fees increased $351,000, or 9%, over the prior period. Income from service charges on deposits increased $242,000, or 12%, in comparison to the same period of last year due to the addition of two community offices. Other fee income increased $109,000, or 6%. Net gains from asset sales increased $760,000 as securities were sold to restructure the portfolio and to generate liquidity to meet loan demand.

Other expenses increased $1,520,000 or 9% for the period ended September 30, 2008 compared to the same period of the previous year. Salaries and Benefits costs added $742,000, or 9% in comparison to the first nine months of 2007 due to the opening of two new branch offices, additional staff and merit increases. Occupancy and equipment costs increased $337,000, or 13%, advertising costs rose 14% and other operating expenses increased $346,000, or 8%.

On a quarterly basis, other income for the third quarter of 2008 increased $89,000 in comparison to the same quarter of 2007. Service charges and fees increased $122,000, or 9%, over the prior period. Income from service charges increased $103,000, or 15%, in comparison to the same period of last year while other fee income increased $19,000. Net gains from asset sales decreased $33,000 when compared to the third quarter of 2007.

Other expenses for the third quarter of 2008 increased $538,000, or 9% in comparison to the same period of 2007. Salaries and Benefits costs increased $254,000, or 9%. Occupancy and equipment costs increased $119,000, or 13%, advertising costs rose 14%, data processing costs decreased 13%, and other operating expenses increased $195,000, or 15%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2008	2007
Provision at statutory rate	$5,394	$5,378
Add (Deduct):
Tax effect of non-taxable interest income	(1,486)	(1,327)
Tax effect of other tax free income	(269)	(151)
Non-deductible interest expense	194	220
Tax benefit from stock options exercised	(48)	(79)
Deferred tax benefits	(19)	(16)
Other items, net	43	40
Income tax expense	$3,809	$4,065

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$38,212	$38,212	$ 52,504	$ 52,504
Obligations of state & political subdivisions	84,769	84,701	74,627	74,752
Collateralized mortgage obligations	55,741	55,741	78,871	78,871
Mortgage-backed securities	29,904	29,904	62,143	62,143
Corporate debt securities	24,422	24,422	28,308	28,308
Equity securities and mutual funds	972	972	996	996
Total	$234,020	$233,952	$297,449	$297,574

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2008 of the company’s Investment Securities classified as available-for-sale (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 39,762	$ 173	$ 1,723	$ 38,212
Obligations of state and political subdivisions:	92,860	84	9,961	82,983
Collateralized mortgage obligations:	60,747	559	5,565	55,741
Mortgage-backed securities:	29,429	475	0	29,904
Corporate debt securities:	39,667	0	15,245	24,422
Equity securities and mutual funds:	1,010	0	38	972
Total	$263,475	$ 1,291	$32,532	$232,234

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2008 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,786	$ 0	$68	$ 1,718
Total	$1,786	$ 0	$68	$ 1,718

(14)

The following table shows the amortized cost and approximate fair value of the company’s debt securities at September 30, 2008 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 1,002	$ 1,015	$ 0	$ 0
After one year through five years	3,076	2,656	0	0
After five years through ten years	7,403	7,134	0	0
After ten years	160,807	134,813	1,786	1,718
Collateralized mortgage obligations	60,748	55,740	0	0
Mortgage-backed securities	29,429	29,904	0	0
Total	$262,465	$231,262	$1,786	$1,718

Gross proceeds from the sale of investment securities for the periods ended September 30, 2008 and 2007 were $65,239,682 and $55,397,992 respectively with the gross realized gains being $1,078,417 and $1,123,429 respectively, and gross realized losses being $53,562 and $244,415, respectively.

At September 30, 2008 and 2007, investment securities with a carrying amount of $192,839,216 and $228,530,602 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$168,104	17.6	$164,764	18.2
Real estate loans, secured by nonfarm, nonresidential properties	425,981	44.4	415,087	45.8
Commercial & industrial loans	224,554	23.4	202,665	22.4
Loans to individuals for household, family and other personal expenditures	102,877	10.7	91,052	10.1
Loans to state and political subdivisions	36,250	3.8	31,205	3.4
All other loans, including overdrafts	895	0.1	931	0.1
Total Gross Loans	$958,661	100.0	$905,704	100.0
Less: Allow. for Credit Losses	(6,499)		(6,219)
Less: Unearned Discount	(401)		(470)
Net Loans	$951,761		$899,015

(15)

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Nine months Ended September 30, 2008	Year to date Ended December 31, 2007
Balance, January 1	$7,569	$7,538
Recoveries Credited	144	1,227
Losses Charged	(1,031)	(3,396)
Provision for Credit Losses	1,150	2,200
Transfer to Allowance for Credit Losses on Off-Balance Sheet Items	(1,333)	(1,350)
Balance at End of Period	$6,499	$6,219

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	September 30, 2008	December 31, 2007
Nonaccrual loans:
Impaired	$ 0	$ 0
Other	17,317	3,106
Loans past due 90 days or more and still accruing	1,766	904
Total non-performing loans	19,083	4,010
Other Real Estate Owned	2,188	2,588
Total non-performing assets	$21,271	$6,598

Non-performing loans as a percentage of gross loans	1.99%	0.4%
Non-performing assets as a percentage of total assets	1.64%	0.5%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at September 30, 2008 were comprised of eight credits which are adequately secured by mortgages or UCC’s on the property. The company currently anticipates that any loss recognized on these credits would not exceed $150,000.

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $100,000 was credited to the allowance during the first nine months of 2008 and 2007 with an additional $250,000 in June 2008. The ratio of the loan loss reserve to total loans at September 30, 2008 and 2007 was 0.68% and 0.90%, respectively. The decrease from the prior period reflects the transfer of $1,350,000 from the reserve for credit losses to an off-balance sheet reserve. The December 31, 2007 provision was restated for the transfer in order to reflect comparative numbers. The ratio of the combined reserve accounts to total loans at September 30, 2008 was 0.82%.

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

The short-term liquidity position of the company is strong as evidenced by $19,954,000 in cash and cash equivalents. A secondary source of liquidity is provided by the investment portfolio with $23 million or 8% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity decreased $8,894,000 or 8% during the first nine months of 2008 comprised of an increase in retained earnings in the amount of $6,751,000 after paying cash dividends, $2,472,000 from stock issued through Dividend Reinvestment and Stock Option Plans and an $18,117,000 decrease in other comprehensive income. Management believes that the $18 million unrealized loss recorded in 2008 represents "distressed" pricing levels and is a temporary event. During the same period of 2007, total stockholders' equity increased $7,603,000, or 8%, comprised of an increase in retained earnings of $7,164,000, after paying cash dividends, $2,885,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $2,446,000 decrease in other comprehensive income. The total dividend payout during the first nine months of 2008 and 2007 represents $.33 per share and $.30 per share,

(17)

respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $9,223,000 and $10,049,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of September 30, 2008, the bank met all capital requirements with a leverage ratio of 9.08% and core capital and total risk-based capital ratios of 10.89% and 11.61%, respectively. On a consolidated basis, the company's leverage ratio, core capital and total risk-based capital ratios at September 30, 2008 were 9.10%, 10.91% and 11.62%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first nine months of 2008. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2007.

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

As of September 30, 2008, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date: October 31, 2008	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

Date: October 31, 2008	By: /s/ William Lance
William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

(20)