Form 10-K
period 2008-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2009-03-13
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |__| No |X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act. Yes |__| No |X |

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     |X |         No  |     |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               |X |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.                (Check one)

Large Accelerated Filer | | Accelerated Filer |X | Non-Accelerated Filer | | Smaller reporting company | | (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X |

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $246,044,877 at June 30, 2008.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,047,928 shares of common stock as of March 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2009 are incorporated by reference into Part III of this report.

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART I

Item 1.	Business.

CORPORATE PROFILE

The Business of First National Community Bancorp, Inc.

THE COMPANY

First National Community Bancorp, Inc. (the “company”) is a Pennsylvania business, incorporated in 1997 and is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended. The company became an active bank holding company on July 1, 1998 when it acquired ownership of First National Community Bank (the "bank"). On November 2, 2000, the Federal Reserve Bank of Philadelphia approved the company’s application to change its status to a financial holding company as a complement to the company’s strategic objective. The bank is a wholly-owned subsidiary of the company.

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

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Keyser Village (formerly Fashion Mall)	April 2008
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004
Honesdale	November 2006
Stroudsburg	May 2007
Honesdale Route 6	October 2007
Marshalls Creek	May 2008

The bank provides many commercial banking services to individuals and businesses including Image Checking and E-Statement. Deposit products include standard checking, savings and certificate of deposit products, as well as a variety of preferred products for higher balance customers. The bank also participates in the Certificate of Deposit Account Registry program which allows customers to secure FDIC insurance on balances in excess of the standard limitations. Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, jumbo mortgages, home equity term loans and lines of credit and "Instant Money" overdraft protection loans. Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. VISA personal credit cards are available through the bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card. In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, and commercial mortgages. In addition, the bank offers MasterCard, VISA processing services and Remote Deposit Capture to its commercial customers, as well as our Cash Management service which can be accessed through FNCBusiness Online, which is Internet based. FNCBusiness Online is a menu driven product that allows our business customers to have direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. Asset management services are conveniently available at FNCB through FNCB Investment Services. As a result of the bank’s partnership with FNCB Investment Services, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our FNCB Investment Services representatives. The bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online and its Bill Payment service via the Internet and its ATM network. Automated teller machines are available at the following locations:

Community Offices	Remote Locations
Dunmore	Petro Truck Stop, 98 Grove St., Dupont
Scranton	Bill’s Shoprite Supermarket, Rt. 502, Daleville
Dickson City	Joe’s Kwik Mart, 620 N. Blakely St., Dunmore
Keyser Village	Joe’s Kwik Mart, Rts 940 and I-380, Pocono Summit
Wilkes-Barre	Joe’s Kwik Mart, 303 Route 315, Dupont
Pittston	107 Woodland Road, Mt. Pocono
Kingston	Pocono Village Mall, Mt. Pocono
Exeter	Cooper's Seafood, 701 N. Washington Ave., Scranton
Daleville
Plains
Back Mountain
Clarks Green
Hanover Township
Nanticoke
Hazleton
Route 315
Honesdale
Stroudsburg
Honesdale Route 6
Marshalls Creek

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

As of December 31, 2008 industry concentrations exist within the following four industries. Loans and lines of credit to each of these industries were as follows:

	Amount	% of Regulatory Capital
Land Subdivision	$89,040,000	70%
Shopping Centers/Complexes	$41,404,000	33%
Hotels	$36,260,000	29%
Solid Waste Landfills Industry	$35,132,000	28%

First lien mortgages on the real estate and a diverse group of borrowers provide security against undue risks in the portfolio.

COMPETITION

The bank is one of two financial institutions with principal offices in Dunmore. Primary competition in the Lackawanna County market comes from numerous commercial banks and savings and loan associations operating in the area. Our Luzerne County offices share many of the same competitors we face in Lackawanna County as well as several banks and savings and loans that are not in our Lackawanna County market. In 2006, the bank entered the Wayne County market. Competition for loan and deposit relationships is primarily with three banks headquartered in Wayne County as well as other institutions located within the market. In 2007, the bank ventured into Monroe County with its first office in Stroudsburg and added a second office in Marshalls Creek in 2008. Competition in Monroe County comes from many of the same competitors we face in the other markets as well as other institutions headquartered in that area. Deposit deregulation has intensified the competition for deposits among banks in recent years. Additional competition is derived from credit unions, finance companies, brokerage firms, insurance companies and retailers.

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

The bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, which includes regular examinations of the bank's records and operations. With the passage of legislation to foster economic recovery and ease consumer concerns, as a member of the Federal Deposit Insurance Corporation (FDIC), the bank's depositors' accounts are insured up to $250,000 per ownership category until December 31, 2009. Individual Retirement Accounts (IRA's) are insured up to $250,000 permanently. This substantive change is designed to bolster consumer confidence in the safety of their money in banks and in the strength of the banking system. To obtain this protection for its depositors, the bank pays an assessment and is subject to the regulations of the FDIC. The bank is also a member of the Federal Reserve System and as such is subject to the rules promulgated by the Federal Reserve Board.

During 2008, the United States government responded to the financial crisis with programs designed to strengthen the financial system and provide the liquidity necessary to allow banks to continue to serve their customers. The Troubled Asset Relief Program (TARP) was designed to inject capital into banks who would then have liquidity to better manage their business. Inclusion in the program carried restrictions on the participating financial institution. The bank reviewed the merits of the program, but ultimately decided not to participate in TARP. The Temporary Liquidity Guarantee Program (TLGP) was designed to provide unlimited FDIC insurance coverage on certain categories of deposits until December 31, 2009. In order to provide the coverage for its customers, the bank agreed to pay increased insurance premiums. For the benefit of our customers, First National Community Bank elected to participate in the TLGP.

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

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Under the Capital Purchase Program, the Corporation sold $10,000,000 in Series A Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

EMPLOYEES

As of December 31, 2008 the bank employed 310 persons, including 60 part-time employees.

AVAILABLE INFORMATION

The company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission. You may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The company’s web site address is http://www.fncb.com. The company makes available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, we will provide electronic or paper copies of the company’s filings free of charge upon request. A copy of the company’s Annual Report on Form 10-K for the year ended December 31, 2008 may be obtained without charge from our website at www.fncb.com or via email at fncb@fncb.com. Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Treasurer, 102 East Drinker Street, Dunmore, PA 18512.

Item 1A.	Risk Factors.

The soundness of other financial institutions may adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse affect on the Corporation’s financial condition and results of operations.

Current levels of market volatility are unprecedented and may have materially adverse effects on our liquidity and financial condition.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition and profitability.

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

The Company Is Subject To Lending Risk

As of December 31, 2008, approximately 44% of the Company’s loan portfolio consisted of commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Company’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At December 31, 2008, its allowance for loan losses totaled $8.3 million, representing .86% of its total loans.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	1743 North Keyser Avenue
	Scranton, PA	Lease	Keyser Village Branch

5	23 West Market Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	301 McConnell Street
	Stroudsburg, PA	Own	Stroudsburg Branch

19	1127 Texas Palmyra Highway
	Honesdale, PA	Lease	Honesdale Route 6 Branch

20	5120 Milford Road
	East Stroudsburg, PA	Own	Marshalls Creek Branch

21	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

22	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

23	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

24	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

25	119-123 South Blakely Street
	Dunmore, PA	Own	Parking Lot

26	Rt. 940
	Blakeslee, PA	Own	Land

27	Route 611
	Paradise Township, PA	Own	Land

28	Main Street
	Taylor, PA	Own	Land

Item 3.	Legal Proceedings.

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

	MARKET PRICE
	HIGH	LOW	DIVIDENDS PAID PER SHARE
QUARTER	2008
First	$18.96	$12.98	$ .11
Second	16.47	13.48	.11
Third	15.27	11.87	.11
Fourth	13.48	9.56	.13
			$ 0.46

QUARTER	2007
First	$23.76	$20.00	$ .10
Second	22.48	19.20	.10
Third	20.00	16.25	.10
Fourth	18.99	16.00	.12
			$ 0.42

*	Share and per share information includes the retroactive effect of the 25% stock dividend paid December 27, 2007.

MARKET MAKERS

The following firms are known to make a market in the company’s stock:

Boenning & Scattergood, Inc.	Ferris, Baker Watts, Incorporated	Monroe Securities	Stifel Nicolaus & Co.
4 Tower Bridge	100 Light Street	47 State Street	One Financial Plaza
200 Barr Harbor Drive, Suite 300	Baltimore, MD 21202	Rochester, NY 14614	501 North Broadway
W. Conshohocken, PA 19428-2979	(800) 638-7411	(800) 766-5560	St. Louis, MO 63102-2102
(610) 832-1212			(800) 776-6821

TRANSFER AGENT

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016-9982

Shareholder questions regarding stock ownership should be directed to the Investor Relations Department at Registrar and Transfer Company at 1-800-368-5948.

HOLDERS

As of March 11, 2009, there were approximately 1,650 holders of the company’s common stock.

DIVIDEND CALENDAR

Dividends on the company’s common stock, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15. Record dates for dividends are customarily on or about March 1, June 1, September 1, and December 1.

EQUITY COMPENSATION PLAN

Information regarding the company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2008 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 20, 2009 and is incorporated by reference.

PERFORMANCE GRAPH

Information regarding the company’s stock performance graph is set forth under the caption “Stock Performance Graph and Table” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 20, 2009 and is incorporated by reference.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER OR AFFILIATED PURCHASERS

None.

Item 6.    Selected Financial Data.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Total assets	$1,313,759	$1,297,553	$1,186,327	$1,009,254	$908,498
Interest-bearing balances with financial institutions	0	0	0	2,178	1,980
Securities	258,795	306,530	270,433	238,223	231,831
Net loans	956,674	899,015	830,665	708,413	626,799
Total deposits	952,892	945,517	920,973	750,666	671,713
Long-Term Debt	202,243	135,942	147,489	126,942	138,449
Stockholders' equity	100,342	107,142	96,862	84,419	75,723

Net interest income before provision for credit losses	40,209	39,314	35,482	30,950	25,269
Provision for credit losses	2,700	2,200	2,080	1,860	1,400
Other income	7,812	6,345	4,897	3,904	4,789
Other expenses	25,634	23,797	20,773	18,943	17,399
Income before income taxes	19,687	19,662	17,526	14,051	11,259
Provision for income taxes	4,604	4,966	4,017	2,826	1,996
Net income	15,083	14,696	13,509	11,225	9,263
Cash dividends paid	7,294	6,614	5,776	4,513	3,885

Per share data:
Net income - basic (1)	$0.95	$0.94	$0.88	$0.74	$0.62
Net income - diluted (1)	$0.93	$0.92	$0.86	$0.72	$0.60
Cash dividends (2)	$0.46	$0.42	$0.38	$0.30	$0.26
Book value (1)(3)	$6.33	$6.87	$6.31	$5.58	$5.11
Weighted average number of shares outstanding–basic (1)	15,862,335	15,601,377	15,352,406	15,125,382	14,823,060
Weighted average number of shares outstanding-diluted (1)	16,200,098	15,931,260	15,721,491	15,537,485	15,362,307

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

(3) Reflects the effect of SFAS No. 115 in the amount of $(20,201,000) IN 2008, $(2,190,000) in 2007, $(70,000) in 2006, $(524,000) in 2005, and $1,030,000 in 2004.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation (a) the effects of future economic conditions on the Company and its customers; (b) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (c) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (d) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; (e) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (f) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; (g) technological changes; (h) acquisitions and integration of acquired businesses; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; (j) acts of war or terrorism and (k) volatilities in the securities markets and in deteriorating economic conditions. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that are filed periodically with the SEC.

The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2008, 2007 and 2006. The information presented below should be read in conjunction with the company’s consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share information reflects the retroactive effect of the 25% stock dividend paid December 27, 2007 and the 10% stock dividend paid March 31, 2006.

SUMMARY

Net Income totaled $15,083,000 in 2008 which was $387,000, or 3%, higher than the $14,696,000 earned last year. The 2007 earnings were $1.2 million, or 9%, higher than the $13,509,000 reported for 2006. Basic earnings per share increased from the $0.94 per share reported in 2007 to $0.95 in 2008. In 2007, basic earnings per share improved 7% from $0.88 in 2006 to $0.94. The weighted average number of shares outstanding used to calculate basic earnings per share was 15,862,335 in 2008, 15,601,377 in 2007, and 15,352,406 in 2006.

The earnings improvement recorded in 2008 included an $895,000, or 2%, increase in net interest income before providing for credit losses due to the growth of the balance sheet. Other income increased $1.5 million over 2007 which includes a $430,000 increase from service charges and fees and a $1,037,000 increase in net gains from the sale of assets. Operating expenses increased $1.8 million in comparison to 2007 which includes the costs associated with the addition of a new community office and additional growth. The annual provision for credit losses was $500,000 higher than in the prior period, and federal income tax expense decreased $362,000 due to a higher level of tax free income on loans and securities.

The earnings improvement recorded in 2007 included a $3.8 million, or 11%, increase in net interest income before providing for credit losses due to the growth of the balance sheet. Other income increased $1.5 million over 2006 which includes a $724,000 increase from service charges and fees and a $724,000 increase in net gains from the sale of assets. Operating expenses increased $3.0 million in comparison to 2006 which includes the expansion of the branch network by two offices and costs associated with additional growth. The annual provision for credit losses was $120,000 higher than the prior period, and federal income taxes increased $949,000 due to the overall improvement in earnings.

The company’s return on assets for the years ended December 31, 2008, 2007, and 2006 was 1.17%, 1.18%, and 1.26%, respectively while the return on average equity was 14.35%, 14.32%, and 15.30%.

NET INTEREST INCOME

Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company’s operating income and as such is the primary determinant of profitability. Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Before providing for future credit losses, net interest income increased $895,000 in 2008 due to growth in loans and the positive impact of downward pricing on interest bearing assets and liabilities. Changes in non-performing assets, together with interest lost and recovered on those assets, also impacted comparisons of net interest income. In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized. In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

In 2008, tax-equivalent net interest income improved $1.3 million, or 3%, when compared to the prior year. Growth of the balance sheet, effective asset-liability management strategies and the positive impact due to repricing all contributed to earnings improvement.

Average loans outstanding increased $39 million, or 4% in 2008. The average yield earned on the loan portfolio decreased one hundred twenty one basis points as a result of the Federal Reserve monetary policy which reduced the prime interest rate by 4.00% to help a struggling economy. This strategy had a significant impact on our variable rate loans, resulting in an $8.2 million decrease in income earned on total loans. Commercial loans were most severely impacted by the lower interest rate environment due to the high volume of variable rate credits. Interest income decreased $9.1 million on this group of loans in spite of a $24 million increase in average loans outstanding. Included in this total is over $16 million of commercial loan balances which were transferred to nonaccrual status during 2008, and this transfer combined with balances previously placed in this non-earning category, resulted in a $1.2 million loss of earnings on those assets. Retail loans outstanding grew $15.7 million on average due primarily to a $9.8 million increase in average indirect auto loans. Earnings on those loans improved $946,000 when compared to last year.

Average securities decreased $3 million in 2008 as liquidity was utilized to fund loan growth. Investment in higher yielding mortgage-back securities and tax- free municipal bonds led to a fourteen basis point improvement in the yield earned which resulted in an additional $206,000 of interest income over the prior year. Money market balances were limited to $717,000 on average as funds were utilized in higher earning assets. Earnings on this category of assets decreased $16,000 in 2008 due to the lower interest rate environment.

Average interest-bearing deposit balances decreased $18 million in 2008 as many time deposits matured and migrated to competitors paying above market rates due to their inability to access other sources of funds. Interest-bearing demand deposits decreased $4 million during the year due to activity in large commercial accounts and municipal relationships while average savings deposits increased $3 million. Average time deposits decreased $17 million as many customers withdrew funds as interest rates paid on certificates of deposit decreased. The average cost of interest-bearing deposits decreased 1.10% from the 2007 rate which helped to offset the earnings lost on assets. Average borrowed funds outstanding increased $60 million in 2008 to offset the deposits lost, and the average rate paid on these borrowings was ninety eight basis points lower than the rate paid in 2007.

Overall, growth of the balance sheet combined with a fourteen basis point increase in the spread earned resulted in the $1.3 million increase in tax-equivalent net interest income. The net interest margin remained stable at 3.59%. Investment leveraging transactions continued to add to the profitability of the company in 2008, contributing almost $1.4 million to pre-tax earnings, but the average spread earned on the transactions was 1.69% which negatively impacted the net interest margin. Exclusive of these transactions, the company’s 2008 net interest margin would have been 3.73% which equals the comparable 3.73% recorded last year.

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

Average loans outstanding increased $119 million, or 15%, over the 2006 level and the average yield earned on total loans improved .17% in 2007, resulting in a $10.4 million increase in earnings from the portfolio. Commercial lending provided the majority of the growth, adding almost $82 million of balances on average and $7.4 million of the earnings improvement. Average consumer loans outstanding increased $37 million in 2007 primarily due to growth in indirect auto loans and home equity lending, providing an additional $3.0 million improvement.

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

As a result, the positive growth of the balance sheet offset the impact of rising liability costs, but the net interest margin decreased from the 3.73% reported in 2006 to 3.59% in 2007. Another factor affecting the company’s net interest margin was investment leveraging transactions which match assets with liabilities at various points in the interest rate cycles. These transactions provided over $800,000 of net interest income in 2007, but the interest spread of 1.24% had a negative impact on the company’s overall net interest margin. Exclusive of these transactions, the 2007 margin would have been 3.73% which is .15% lower than the comparable 3.88% recorded in 2006.

Yield Analysis
(dollars in thousands-taxable equivalent basis)(1)
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$664,333	$42,523	6.40%	$650,679	$52,276	8.03%	$576,002	$45,461	7.89%
Commercial loans-tax free	48,325	3,494	7.23%	38,229	2,874	7.52%	31,085	2,256	7.26%
Mortgage loans	36,890	2,619	7.10%	34,695	2,352	6.78%	29,642	1,961	6.62%
Installment loans	177,228	11,253	6.35%	163,729	10,574	6.46%	131,767	7,994	6.07%
Total Loans	926,776	59,889	6.46%	887,332	68,076	7.67%	768,496	57,672	7.50%
Securities-taxable	194,162	11,020	5.68%	211,139	11,446	5.42%	177,315	8,338	4.70%
Securities-tax free	88,376	5,774	6.53%	74,817	5,142	6.87%	69,313	4,996	7.21%
Total Securities	282,538	16,794	5.94%	285,956	16,588	5.80%	246,628	13,334	5.41%
Interest-bearing deposits with banks	0	0	0.00%	0	0	0.00%	1,279	55	4.30%
Federal funds sold	717	12	1.67%	544	28	5.15%	1,406	73	5.19%
Total Money Market Assets	717	12	1.67%	544	28	5.15%	2,685	128	4.77%
Total Earning Assets	1,210,031	76,695	6.34%	1,173,832	84,692	7.22%	1,017,809	71,134	6.99%
Non-earning assets	90,921			81,529			59,947
Allowance for credit losses	(6,861)			(8,357)			(7,873)
Total Assets	$1,294,091			$1,247,004			$1,069,883

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$288,226	$4,025	1.40%	$292,134	$8,064	2.76%	$254,065	$6,453	2.54%
Savings deposits	74,349	692	0.93%	71,444	868	1.21%	72,889	960	1.32%
Time deposits over $100,000	182,205	6,633	3.64%	193,834	9,271	4.78%	162,559	7,143	4.39%
Other time deposits	309,585	12,239	3.95%	314,469	15,413	4.90%	246,993	10,959	4.44%
Total Interest-Bearing Deposits	854,365	23,589	2.76%	871,881	33,616	3.86%	736,506	25,515	3.46%
Borrowed funds and other
Interest-bearing liabilities	237,631	9,653	4.06%	177,537	8,956	5.04%	159,714	7,671	4.80%
Total Interest-Bearing Liabilities	1,091,996	33,242	3.04%	1,049,418	42,572	4.06%	896,220	33,186	3.70%
Demand deposits	81,772			80,515			73,637
Other liabilities	15,194			14,429			11,746
Stockholders' equity	105,129			102,642			88,280
Total Liabilities and
Stockholders' Equity	$1,294,091			$1,247,004			$1,069,883

Net Interest Income Spread		$43,453	3.30%		$42,120	3.16%		$37,948	3.29%

Net Interest Margin			3.59%			3.59%			3.73%

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

Rate/Volume Variance Report(1)
(in thousands-taxable equivalent basis)

	2008 vs 2007			2007 vs 2006
		Increase(Decrease)			Increase(Decrease)
	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate

Interest Income:
Commercial loans-taxable	$(9,753)	$1,807	$(11,560)	$6,815	$6,032	$783
Commercial loans-tax free	620	771	(151)	618	518	100
Mortgage loans	267	147	120	391	334	57
Installment loans	679	847	(168)	2,580	1,939	641
Total Loans	(8,187)	3,572	(11,759)	10,404	8,823	1,581
Securities-taxable	(426)	(1,245)	819	3,108	1,591	1,517
Securities-tax free	632	932	(300)	146	396	(250)
Total Securities	206	(313)	519	3,254	1,987	1,267
Interest-bearing deposits with banks	0	0	0	(55)	(55)	0
Federal funds sold	(16)	9	(25)	(45)	(45)	0
Total Money Market Assets	(16)	9	(25)	(100)	(100)	0
Total Interest Income	(7,997)	3,268	(11,265)	13,558	10,710	2,848

Interest Expense:
Interest-bearing demand deposits	(4,039)	(130)	(3,909)	1,611	967	644
Savings deposits	(176)	29	(205)	(92)	(19)	(73)
Time deposits over $100,000	(2,638)	(600)	(2,038)	2,128	1,374	754
Other time deposits	(3,174)	(192)	(2,982)	4,454	2,995	1,459
Total Interest-Bearing Deposits	(10,027)	(893)	(9,134)	8,101	5,317	2,784
Borrowed funds and other interest-bearing liabilities	697	3,002	(2,305)	1,285	437	848
Total Interest Expense	(9,330)	2,109	(11,439)	9,386	5,754	3,632
Net Interest Income	$1,333	$1,159	$174	$4,172	$4,956	$(784)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

CURRENT YEAR

During 2008, tax-equivalent net interest income increased $1.3 million over the prior year total. Balance sheet growth was profitable as evidenced by the $1.1 million of improvement related to volume. The repricing of interest sensitive assets and liabilities combined with growth at current market levels contributed to a positive variance due to rate in the amount of $174,000.

Interest income recognized on loans decreased $8.2 million in 2008. The $39 million increase in average loans outstanding led to a $3.6 million increase in interest income, but repricing resulting from Federal Reserve interest rate cuts contributed to the $11.8 million decrease due to rate. Included in the negative variance due to rate is the $1.2 million of lost earnings on nonaccrual loans. Investment securities added $200,000 more interest income in 2008 in spite of lower balances due to the repositioning of the securities portfolio into higher earning assets. Earnings from money market assets were $16,000 less than the prior year as funds were utilized in higher earning asset categories.

Deposits runoff resulted in an $893,000 decrease in interest expense in 2008, while declining interest rates led to an additional $9.1 million reduction of interest expense. The $10 million decrease in the cost of deposits combined with a $700,000 increase in the cost of borrowings due to increased balances resulted in a $9.3 million reduction in total interest expense which more than offset the $8.0 million decrease in interest income, resulting in the $1.3 million improvement in net interest income recorded for the year.

PRIOR YEAR

In 2007, tax-equivalent net interest income was $4.2 million higher than the 2006 total. Growth of the balance sheet added $5.0 million to earnings in 2007 as the $10.7 million of interest income earned on new loans and securities exceeded the $5.8 million of additional cost from growth in deposits and borrowed funds. Loan growth added $8.8 million of income while new security purchases provided an increase of $2.0 million. A decrease in the average balances of money market assets resulted in a $100,000 reduction in earnings in this category. Total interest expense increased $5.8 million due to volume primarily from growth in interest-bearing deposits, but also due to higher levels of borrowed funds to meet liquidity needs. Interest rate targets set by the Federal Reserve remained stable throughout much of 2007, but a 100% reduction in key rates during the last four months of the year and growth in higher costing funding sources led to a negative variance due to rates. Higher yields on loans provided a $1.6 million increase in earnings, while new security purchases at the top of the interest rate cycle contributed to the $1.3 million of additional income. Interest expense was impacted by the type of growth recorded in 2007, as 84% of the increase was generated in higher costing certificates of deposit and borrowed funds. The $3.6 million increase in the cost of liabilities due to pricing led to a $784,000 reduction in net interest income due to rates.

PROVISION FOR CREDIT LOSSES

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic conditions. Consideration is also given to examinations performed by regulatory authorities and the company's independent auditors. The provision for credit losses was $2,700,000 in 2008, $2,200,000 in 2007, and $2,080,000 in 2006. The ratio of the loan loss reserve to total loans was .86% at December 31, 2008, .69% at December 31, 2007 and .72% at December 31, 2006.

OTHER INCOME

Other Income	2008	2007	2006
	(in thousands)
Service charges	$3,118	$2,840	$2,645
Net gain/loss on the sale of securities	1,156	721	(201)
Net gain/loss on the sale of loans	414	310	240
Net gain on the sale of other real estate	520	0	297
Net gain on the sale of other assets	3	26	(3)
Other	2,601	2,448	1,919
Total Other Income	$7,812	$6,345	$4,897

The company’s other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

During 2008, total other income increased $1.5 million, or 23%, over the 2007 total due to improvement in all three components. Service charges improved $278,000, or 10%, due to a $293,000 increase in overdraft privilege fees. Income generated from the sale of assets increased $1.0 million compared to 2007. Securities were sold to reposition the portfolio for future benefits and residential mortgages were sold to reduce the company’s exposure to interest rate risk. Additionally, a $520,000 gain was recognized from the sale of several properties which were previously classified as Other Real Estate Owned. Other fee income also increased $153,000, or 6%, due to increased fees recognized on financial services and Bank Owned Life Insurance.

In 2007, other income increased $1,448,000 compared to the prior year due to improvement in each category. Service charges improved $195,000, or 7%, due primarily to fees generated on accounts acquired with a branch office in November, 2006. Gains from the sale of assets increased $724,000 over 2006 as securities were sold during the year to reposition the portfolio for improved performance in future periods and residential mortgages were sold to reduce the company’s exposure to interest rate risk. Other income increased $529,000 over 2006 due to a significant increase in letter of credit fees.

OTHER EXPENSES

Other Expenses	2008	2007	2006
	(in thousands)
Salary expense	$10,469	$ 9,628	$ 8,494
Employee benefit expense	2,276	2,289	2,090
Occupancy expense	2,349	2,116	1,626
Equipment expense	1,811	1,577	1,388
Advertising expense	988	890	705
Data processing expense	1,610	1,682	1,560
Other operating expenses	6,131	5,615	4,910
Total Other Expenses	$25,634	$23,797	$20,773

In 2008, total other expenses increased $1.8 million, or 8%, from the prior year total. Employee costs rose $828,000, which accounted for 45% of the increase, while occupancy and equipment costs increased approximately $467,000. All other expenses increased $542,000, or 7%. The company’s overhead ratio was 1.98% in 2008 compared to 1.91% in 2007.

Salary and benefit costs accounted for 50% of total operating expenses in 2008. The increase in employee costs includes an $841,000 increase in salaries which reflects the cost of the new Stroudsburg and Honesdale Route 6 offices that opened in 2007 and the new Marshalls Creek office which opened in May, 2008. Employee benefit costs decreased $13,000 in 2008 as earnings generated from Bank Owned Life Insurance policies associated with the company’s deferred compensation plan offset increases in other categories. As of December 31, 2008, the company had 280 full-time equivalent employees on staff compared to the 276 reported on December 31, 2007.

Occupancy and equipment costs rose $467,000 due to the addition of branch offices. The increase in all other operating expenses includes a $346,000 increase in FDIC insurance due to deposit growth and an increase in insurance premiums.

In 2007, total other expenses increased $3.0 million, or 15%, from the 2006 level. Employee costs increased $1.3 million or 43% of the total while occupancy and equipment costs rose $679,000. All other expenses increased $1.0 million, or 33% of the total increase. The company’s overhead ratio, which measures non-interest expense as a percentage of average assets, was 1.91% in 2007 compared to 1.94% in 2006, reflecting the stringent controls over expenses in spite of the significant growth recorded during the year.

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

PROVISION FOR INCOME TAXES

Federal income tax expense decreased $362,000 in 2008 due primarily to the benefits derived from tax-exempt income. The company’s effective tax rate was 23.4% in 2008 and 25.3% in 2007.

In 2007, federal income tax expense increased $949,000 compared to 2006. The $2.1 million increase in income before taxes added $904,000 to the book provision while benefits received from tax-exempt income and other permanent differences were $45,000 less than 2006. The company’s effective tax rate was 25.3% in 2007 and 22.9% in 2006.

FINANCIAL CONDITION

Total assets increased $16 million during 2008, but growth was limited due to the deposit runoff experienced during the year end, and the $20 million decrease related to unrealized losses on investment securities. Loan growth of $60 million was funded with securities sales, a $7 million increase in total deposits and a $17 million increase in borrowed funds.

SECURITIES

The primary objectives in managing the company’s securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

Total securities decreased $48 million in 2008 as the company sold securities to generate liquidity for loan growth. During the year, $66 million of securities were sold and $41 million of securities were called prior to maturity. In many cases, proceeds from the sales or calls were reinvested in higher earning assets which will provide an improved net interest income stream during the current low interest rate cycle. Also contributing to the decrease was a $28 million reduction in the fair value of available for sale securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future of classified as available-for-sale, no declines are deemed to be other-than-temporary.

During 2008, the company also added $24 million of investment leveraging transactions which are projected to add over $300,000 of net income annually, but will negatively impact the company’s net interest margin due to the spreads earned. As of December 31, 2008, the company had $89 million of these leveraged transactions outstanding. Management remains committed to strategies which present minimal risk and will help to meet the objectives of the company’s investment and asset/liability management policies. Investment sales were executed to shed the portfolio of low earning bonds, bonds which were projected to be called prior to maturity in the near future, and bonds which had been reduced in size by principal prepayments to below portfolio parameters.

The following table sets forth the carrying value of securities at the dates indicated:

	December 31,
	2008	2007	2006
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$32,233	$52,504	$59,347
Obligations of state and political subdivisions	101,451	74,627	77,128
Collateralized mortgage obligations	61,063	78,871	63,288
Mortgage-backed securities	30,061	62,143	42,501
Corporate debt securities	21,926	28,308	20,006
Equity securities	12,061	10,077	8,163
Total	$258,795	$306,530	$270,433

The following table sets forth the maturities of securities at December 31, 2008 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a 35% rate, have been made in calculating yields on obligations of state and political subdivisions.

	Within One Year	2 - 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total
U.S. Treasury securities	$ 1,011	$ 0	$ 0	$ 0	$ 0	$ 0	$1,011
Yield	2.74%						2.74%
Obligations of U.S. government agencies		999	999	29,417			31,415
Yield		5.45%	5.82%	6.11%			6.08%
Obligations of state and political subdivisions (1)		1,328	6,181	100,309			107,818
Yield		5.18%	6.05%	6.65%			6.60%
Corporate debt securities		1,566		38,109			39,675
Yield		4.84%		4.59%			4.60%
CMOs					69,031		69,031
Yield					5.73%		5.73%
Mortgage-backed securities					28,827		28,827
Yield					5.68%		5.68%
Equity securities (2)						12,097	12,097
Yield						3.68%	3.68%
Total maturities	$ 1,011	$ 3,893	$ 7,180	$ 167,835	$ 97,858	$ 12,097	$289,874
Weighted yield	2.74%	5.11%	6.02%	6.09%	5.71%	3.68%	5.84%

(1) Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 35% federal income tax rate.

(2)	Yield presented represents 2008 actual return.

LOANS

Net loans increased $58 million, or 6%, in 2008. Commercial loans increased $18 million during the year as significant payoffs limited growth in this area of lending. Loans secured by real estate increased $10 million in 2008, while installment loans increased $28 million during the year due primarily to growth in the company’s indirect auto loan portfolio which reflects a changing environment in this category of lending. All other loans increased $2 million in 2008.

Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:

Loans Outstanding (in thousands)
	December 31
	2008	2007	2006	2005	2004
Commercial and Financial	$221,026	$202,665	$157,837	$132,838	$130,937
Real Estate	590,341	579,851	567,030	478,582	402,792
Installment	119,501	91,052	80,770	73,217	69,027
Other	34,440	32,136	31,591	30,139	30,136
Total Loans Gross	965,308	905,704	837,228	714,776	632,892
Unearned Discount	(380)	(470)	(569)	0	0
Allowance for Credit Losses	(8,254)	(6,219)	(5,994)	(6,363)	(6,093)
Net Loans	$956,674	$899,015	$830,665	$708,413	$626,799

The following schedule shows the repricing distribution of loans outstanding as of December 31, 2008. Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding – Repricing Distribution (in thousands)
	December 31
	Within One Year	One to Five Years	Over Five Years	Total
Commercial and Financial	$145,862	$61,385	$13,779	$221,026
Real Estate	360,888	155,862	73,591	590,341
Installment	2,564	94,593	22,344	119,501
Other	5,253	4,537	24,650	34,440
Total	$514,567	$316,377	$134,364	$965,308

Loans with predetermined interest rates	$ 22,337	$163,432	$117,541	$303,310
Loans with floating rates	492,230	152,945	16,823	661,998
Total	$514,567	$316,377	$134,364	$965,308

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

The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

	December 31
	2008	2007	2006	2005	2004
	(in thousands)
Nonaccrual and impaired loans:
Impaired loans	$22,087	$ 0	$ 0	$ 0	$ 0
Other nonaccrual loans	176	3,106	2,299	70	303
Loans past due 90 days or more and still accruing	1,151	904	412	721	539
Other Real Estate Owned	2,308	2,588	2,188	0	0
Total Non-Performing Assets	$25,722	$6,598	$4,899	$791	$842

In 2008, total non-performing assets increased $19.1 million as the effects of the economic crisis impacted borrowers' ability to make scheduled payments and reduced the value of real estate collateral securing many loans. Nonaccrual loans (including impaired loans) increased $19.2 million during the year due primarily to the addition of four credits which represent construction projects in which the bank is a participant. Construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired. Workout efforts continue on each of these credits, but declining real estate values will hamper the bank’s ability to receive full recovery on these credits. As of December 31, 2008, the bank has evaluated the recovery of its recorded investment in these impaired loans and has established a FAS 114 Valuation Allowance totaling $900,000 for potential losses on these loans. This valuation allowance results from current market declines in the underlying value of the collateral securing these loans.

Other Real Estate Owned decreased $280,000 in 2008. The year end balance includes one property on which the bank had assumed title during 2008. During 2008, the bargain lease obligation associated with the property was fulfilled. The future use or disposition of the property is being assessed. Current expenses associated with the property are being recovered through a short-term occupancy arrangement at the present time. During 2008, three properties which were carried as Other Real Estate Owned on December 31, 2007 were sold. A gain of $520,000 was recognized on the sales in 2008.

During 2007, total non-performing assets increased $1.7 million including an $807,000 increase in nonaccrual loans, a $492,000 increase in loans past due ninety days or more, and a $400,000 increase in other real estate owned. The increase in nonaccrual loans was due primarily to the addition of one large credit caused by the borrowers’ inability to make scheduled payments. The company has not experienced any principal loss on this credit and based on the collateral valuation, no future loss is expected. During 2007, losses totaling $387,000 were recognized on loans carried as non-accrual on December 31, 2006, although the majority of the loss is projected to be recovered through the sale of property. Any future losses from other loans carried in nonaccrual status at December 31, 2007 is expected to be minimal after accounting for the sale of collateral.

Other Real Estate Owned increased $400,000 in 2007 due to the addition of one property. The company recovered the entire balance during 2008 from the sale of property. The remaining $2.1 million outstanding balance carried in Other Real Estate Owned consisted of one property which was transferred in 2006 in lieu of foreclosure. In 2008, the bank assumed ownership of this property through the exercise of a lease obligation.

On December 31, 2008, the company’s ratio of nonaccrual and impaired loans to total loans was 2.31% compared to the .35% reported in 2007. The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years (in thousands):

Loan Loss Reserve Allocation
	12/31/08		12/31/07		12/31/06		12/31/05		12/31/04
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Commercial and Financial	$7,462	91%	$5,730	77%	$5,511	77%	$5,804	79%	$3,041	79%
Real Estate	259	3%	91	4%	114	4%	55	4%	44	3%
Installment	481	6%	344	19%	317	19%	391	17%	272	18%
Unallocated	52	-	54	-	52	-	113	-	2,736	-
Allowance for credit losses	$8,254	100%	$6,219	100%	$5,994	100%	$6,363	100%	$6,093	100%
Allowance for off-balance sheet commitments	896		1,350		1,544		1,165		1,007
	$9,150		$7,569		$7,538		$7,528		$7,100

The following schedule presents an analysis of the allowance for credit losses for each of the last five years (in thousands):

	Years Ended December 31
	2008	2007	2006	2005	2004
Balance, January 1	$7,569	$7,538	$7,528	$7,100	$6,578
Charge-Offs:
Commercial and Financial	466	329	83	64	293
Real Estate	313	2,615	1,802	1,523	412
Installment	499	452	535	435	423
Other Loans	49	0	0	0	0
Total Charge-Offs	1,327	3,396	2,420	2,022	1,128
Recoveries on Charged-Off Loans:
Commercial and Financial	6	6	8	257	51
Real Estate	17	1,023	110	108	66
Installment	177	198	232	225	133
Other Loans	8	0	0	0	0
Total Recoveries	208	1,227	350	590	250
Net Charge-Offs	1,119	2,169	2,070	1,432	878
Provision for Credit Losses	2,700	2,200	2,080	1,860	1,400
Balance, December 31	$9,150	$7,569	$7,538	$7,528	$7,100

Allocated as:
Allowance for off-balance sheet commitments	$ 896	$1,350	$1,544	$1,165	$1,007
Allowance for credit losses	8,254	6,219	5,994	6,363	6,093
Balance, December 31	$9,150	$7,569	$7,538	$7,528	$7,100

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	.12%	.24%	.27%	.21%	.15%
Allowance for credit losses as a percentage of loans outstanding at end of period	.86%	.69%	.72%	.89%	.97%

Net charge-offs total $1.1 million in 2008. As a result of these charge-offs, an increase in nonaccrual loans and the growth of the loan portfolio, the company determined that additional provisions were necessary to maintain the strength of the reserve and provided $2.7 million in 2008. Charge-off and recovery activity is consistent with prior periods and includes writedowns on credits incurred in the normal course of business. The installment loan charge-offs include $345,000 of indirect auto loans, of which $151,000 was recovered in 2008 through sales of the vehicles. During 2008, there were $0 losses recognized on loans carried as nonaccrual on December 31, 2007. The company’s ratio of net charge-offs to average loans is comparable to its national peer groups while the ratio of the allowance for credit losses to total loans is adequate considering current delinquency levels.

DEPOSITS

The primary source of funds to support the company’s growth is its deposit base, and emphasis has been placed on accumulating new deposits while making every effort to retain current relationships. Competition from other banks and non-bank institutions has made deposit growth extremely challenging, in recent years, and the economic crisis of 2008 led several competitors with limited access to other liquidity sources to pay extremely high rates to retain deposits, thereby limiting our growth opportunities. Total deposits increased $7 million in 2008 comprised of a $13 million increase in interest-bearing demand deposit balances and a $9 million increase in savings and accounts which was partially offset by a $15 million decrease in time deposits.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands):

	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$81,772		$80,515		$73,637
Interest-bearing demand deposits	288,226	1.40%	292,134	2.76%	254,065	2.54%
Savings deposits	74,349	0.93%	71,444	1.21%	72,889	1.32%
Time deposits	491,790	3.84%	508,303	4.86%	409,552	4.42%
Total	$936,137		$952,396		$810,143

Maturities of time deposits of $100,000 or more outstanding at December 31, 2008, are summarized as follows (in thousands):

3 months or less	$100,824
Over 3 through 6 months	23,589
Over 6 through 12 months	42,300
Over 12 months	24,339
Total	$191,052

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. Currently, we have approximately $938,000,000 in FDIC-insured deposits and anticipate our insurance premiums for 2009, which will be paid from our earnings, to increase by 100% or approximately $700,000.

The FDIC also voted to impose a special assessment of 20 basis points on all FDIC-insured banks to be collected on September 30, 2009. The FDIC chairman has stated that this special assessment would be cut in half if Congress approves certain pending litigation. At the full assessment of 20 basis points, this special assessment would adversely affect earnings by $1,876,000 based on our current federally-insured deposit amounts. Furthermore, the FDIC has the authority, after June 30, 2009, to impose an additional 10 basis point emergency special assessment on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that it believes would adversely affect public confidence or to a level which would be close to zero or negative at the end of a calendar quarter. At this time we cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our 2009 earnings.

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

The following schedules present information regarding the company’s risk-based capital at December 31, 2008, 2007 and 2006 and selected other capital ratios.

CAPITAL ANALYSIS (in thousands)
	December 31
	2008	2007	2006
Tier I Capital:
Total Tier I Capital	$117,285	$109,732	$97,048
Tier II Capital:
Allowable portion of allowance for credit losses	$ 9,150	$ 7,569	$ 7,538
Total Risk-Based Capital	$126,435	$117,301	$104,586
Total Risk-Weighted Assets	$1,130,824	$1,045,008	$980,201

CAPITAL RATIOS
		December 31
	Regulatory Minimum	2008	2007	2006
Total Risk-Based Capital	8.00%	11.18%	11.22%	10.67%
Tier I Risk-Based Capital	4.00%	10.37%	10.50%	9.90%
Tier I Leverage Ratio	4.00%	8.99%	8.87%	9.16%
Return on Assets	N/A	1.17%	1.18%	1.26%
Return on Equity*	N/A	14.35%	14.32%	15.30%
Equity to Assets Ratio*	N/A	9.18%	8.43%	8.18%
Dividend Payout Ratio	N/A	48.36%	45.01%	42.75%
* Includes the effect of SFAS 115 in the amount of $(20,201,000) in 2008, $(2,190,000) in 2007 and $(70,000) in 2006.

During 1999, the company implemented a Dividend Reinvestment Plan which has resulted in an influx to capital of $20.4 million to date. The company also adopted stock option plans for directors and senior officers. New capital generated from the exercise of stock options is $4.2 million at December 31, 2008. In November 2007, the company declared a 5-for-4 stock split effected in the form of a 25% stock dividend, payable December 27, 2007 resulting in the issuance of 3,149,133 new shares. In February 2006, the company declared a 10% stock dividend payable March 31, 2006, resulting in the issuance of 1,391,085 new shares. The company has also paid 100% stock dividends on September 30, 2004 and January 31, 2003 which resulted in 5,423,425 and 2,603,838 new shares, respectively. At the 2005 Annual Meeting, shareholders approved management’s proposal to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

In 2008, regulatory capital increased $11.2 million comprised of a $7.7 million increase in retained earnings after paying cash dividends of $7.3 million and recognizing a $56,000 charge for a cumulative-effect adjustment for the initial application of a new accounting principle, a $3.3 million increase due to the company’s dividend reinvestment plan and a $.2 million increase due to the issuance of shares from the company’s stock option plans. As of December 31, 2008, there were 32,195,389 shares of stock available for future sale or stock dividends. The number of shareholders of record at December 31, 2008 was 1,644. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 15 to the financial statements for further discussion of capital requirements and dividend limitations.

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

While we are cautiously optimistic about the prospect of continued growth and earnings improvement, any forward-looking statements by their nature are subject to assumptions, risks and uncertainties. Actual results could vary from those implied for a variety of reasons including:

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

Other than as disclosed herein, as of March 11, 2009, the company was not aware of any pronouncements or legislation that would have a material impact on the results of operations.

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

INTEREST RATE GAP

The following schedule illustrates the company’s interest rate gap position as of December 31, 2008 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.

Interest Rate Sensitivity Analysis
as of December 31, 2008
(in thousands)

			Rate Sensitive			Not
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Rate
	Days	Days	Days	Years	5 Years	Sensitive	Total

Commercial loans	$360,432	$17,038	$38,153	$222,190	$87,655	$ 0	$725,468
Mortgage loans	2,194	3,289	5,309	21,812	3,506	0	36,110
Installment loans	37,295	10,419	23,667	104,644	27,325	0	203,350
Total Loans	399,921	30,746	67,129	348,646	118,486	0	964,928

Securities-taxable	44,707	7,820	13,377	67,279	8,026	12,096	153,305
Securities-tax free	830	1,360	1,190	15,630	86,480	0	105,490
Total Securities	45,537	9,180	14,567	82,909	94,506	12,096	258,795

Interest-bearing deposits with banks	0	0	0	0	0	0	0
Federal funds sold	0	0	0	0	0	0	0
Total Money Market Assets	0	0	0	0	0	0	0

Total Earning Assets	445,458	39,926	81,696	431,555	212,992	12,096	1,223,723
Non-earning assets	0	0	0	0	0	98,290	98,290
Allowance for credit losses	0	0	0	0	0	(8,254)	(8,254)

Total Assets	$445,458	$39,926	$81,696	$431,555	$212,992	$102,132	$1,313,759

Interest-bearing demand deposits	$302,058	$ 0	$ 0	$ 0	$ 0	$ 0	$302,058
Savings deposits	78,180	0	1,346	0	0	0	79,526
Time deposits $100,000 and over	111,946	22,119	38,909	17,604	474	0	191,052
Other time deposits	126,272	45,810	55,410	71,050	1,954	0	300,496
Total Interest-Bearing Deposits	618,456	67,929	95,665	88,654	2,428	0	873,132

Borrowed funds and other interest-bearing liabilities	70,088	3,164	26,419	126,056	19,470	0	245,197

Total Interest-Bearing Liabilities	688,544	71,093	122,084	214,710	21,898	0	1,118,329
Demand deposits	0	0	0	0	0	79,760	79,760
Other liabilities	0	0	0	0	0	15,328	15,328
Stockholders' equity	0	0	0	0	0	100,342	100,342

Total Liabilities and Stockholders' Equity	$688,544	$71,093	$122,084	$214,710	$21,898	$195,430	$1,313,759

Interest Rate Sensitivity gap	$(243,086)	$(31,167)	$(40,388)	$216,845	$191,094	$(93,298)

Cumulative gap	$(243,086)	$(274,253)	$(314,641)	$(97,796)	$93,298

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

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value. This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2008 remained constant. The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2008 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	(6.33)%	(.45)%

Economic value at risk:
Percent change in economic value of equity	(40.25)%	4.82%

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the company’s policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs. Liquidity is required to fulfill the borrowing needs of the company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. Cash and cash equivalents (cash and due from banks and federal funds sold) are the company’s most liquid assets. At December 31, 2008 cash and cash equivalents totaled $18.2 million, compared to the December 31, 2007 level of $24.7 million. Financing activities provided $20.9 million and operating activities provided $11.2 million of cash and cash equivalents during the year while investing activities utilized $38.7 million. The cash flows provided by financing activities is due primarily to an increase in interest-bearing demand deposits and borrowed funds to meet short-term liquidity needs, while the funds provided by operating activities pertains to interest payments received on loans and investments. The cash used in investing activities consists of loan proceeds and security purchases.

Core deposits, which represent the company’s primary source of liquidity, averaged $754 million in 2008, a decrease of $5 million from the $759 million average in 2007.

The company has other potential sources of liquidity, including repurchase agreements. Additionally, the company can borrow on credit lines established at several correspondent banks, the Federal Home Loan Bank of

Pittsburgh and the Federal Reserve Discount Window.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth on pages 26-45 of the Company’s 2008 Annual Report to Shareholders, which pages are included as Exhibit 13 hereto, and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer along with the company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that as of December 31, 2008 the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.

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

As of December 31, 2008, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, has been audited by Demetrius and Company, L.L.C., the independent registered public accounting firm that audited the company’s financial statements for the period covered. A copy of the Demetrius and Company, L.L.C. report is included in this annual report.

/s/ J. David Lombardi	/s/ William Lance
J. David Lombardi	William S. Lance
President and Chief Executive Officer	Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First National Community Bancorp, Inc.

We have audited First National Community Bancorp, Inc.'s ("Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Community Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, First National Community Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of First National Community Bancorp, Inc., and subsidiaries, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey

March 11, 2009

Item 9B.	Other Information.
None

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors, nominees, principal officers, audit committees and audit committee financial experts required by this item is set forth under the captions “Information as to Nominees and Directors”, “Principal Officers of the Company”, “Principal Officers of the Bank”, “Information about the Company’s Audit Committee and its Charter”, "Report of the Audit Committee", and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 20, 2009 and is incorporated herein by reference.

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

The information required by this item is set forth under the captions “Executive Compensation”, "Compensation Discussion and Analysis", “Option Grants in 2008”, "Equity Compensation Plan Information", "Deferred Compensation Plan Information", “Compensation of Directors”, “Potential Payments Upon Termination or Change-in-Control”, “Compensation Committee Report”, and “Board of Directors Interlocks and Insider Participation” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 20, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the caption “Principal Beneficial Owners of the Company’s Common Stock” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 20, 2009 and is incorporated herein by reference.

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2008 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 20, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 20, 2009 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Independent Auditors” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 20, 2009 and is incorporated herein by reference.

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

/s/ J. David Lombardi
J. David Lombardi President/Chief Executive Officer

/s/ William Lance
William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

/s/ Linda D'Amario
Linda D’Amario Comptroller

Date: March 11, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael G. Cestone	3/11/09	/s/ Louis A. DeNaples, Jr.	3/11/09
Michael G. Cestone	Date	Louis A. DeNaples, Jr.	Date

		/s/ Joseph J. Gentile	3/11/09
Michael J. Cestone, Jr.	Date	Joseph J. Gentile	Date

/s/ Joseph Coccia	3/11/09
Joseph Coccia	Date	Joseph O. Haggerty	Date

/s/ William P. Conaboy	3/11/09	/s/ J. David Lombardi	3/11/09
William P. Conaboy	Date	J. David Lombardi	Date

/s/ Dominick L. DeNaples	3/11/09	/s/ John P. Moses	3/11/09
Dominick L. DeNaples	Date	John P. Moses	Date

Louis A. DeNaples	Date