Form 10-Q
period 2009-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2009-05-08
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Large Accelerated Filer	|__|	Accelerated Filer	| X |
Non-Accelerated Filer	|__|	Smaller reporting company	|__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes	|__|	No	| X |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common Stock, $1.25 par value	16,154,176 shares
(Title of Class)	(Outstanding at May 8, 2009)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

PART I FINANCIAL INFORMATION		Page No.
Item 1.	Consolidated Financial Statements.
	Consolidated Statements of Financial Condition March 31, 2009 (unaudited) and December 31, 2008	1
	Consolidated Statements of Income Three Months Ended March 31, 2009 and March 31, 2008 (unaudited)	2
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2009 and March 31, 2008 (unaudited)	3
	Consolidated Statements of Changes in Stockholders’ Equity Three Months Ended March 31, 2009 (unaudited)	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II OTHER INFORMATION		21

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		23

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 17,536	$ 18,171
Federal funds sold	0	0
Total cash and cash equivalents	17,536	18,171
Securities:
Available-for-sale, at fair value	220,566	245,900
Held-to-maturity, at cost (fair value $1,856 on March 31, 2009 and $1,774 on December 31, 2008)	1,830	1,808
Federal Reserve Bank and FHLB stock, at cost	11,515	11,087
Net loans	977,454	956,674
Bank premises and equipment	17,683	17,785
Intangible Assets	9,836	9,781
Other assets	56,930	52,553
Total Assets	$1,313,350	$1,313,759

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 77,083	$ 79,760
Interest bearing demand	295,221	302,058
Savings	78,276	79,526
Time ($100,000 and over)	205,421	191,052
Other time	311,039	300,496
Total deposits	967,040	952,892
Borrowed funds	236,147	245,197
Other liabilities	13,740	15,328
Total Liabilities	$1,216,927	$1,213,417
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 16,154,176 shares at March 31, 2009 and 16,047,928 shares at December 31, 2008	$ 20,193	$ 20,060
Additional Paid-in Capital	60,506	59,591
Retained Earnings	43,751	40,892
Accumulated Other Comprehensive Income (Loss)	(28,027)	(20,201)
Total shareholders' equity	$ 96,423	$ 100,342
Total Liabilities and Shareholders’ Equity	$1,313,350	$1,313,759

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Interest Income:
Loans	$ 13,358	$ 15,491
Investments	3,492	3,909
Federal Funds Sold	0	0
Total interest income	16,850	19,400
Interest Expense:
Deposits	4,145	6,861
Borrowed Funds	2,038	2,700
Total interest expense	6,183	9,561
Net Interest Income before Loan Loss Provision	10,667	9,839
Provision for credit losses	360	300
Net interest income	10,307	9,539
Other Income:
Service charges	687	729
Other Income	663	627
Gain / (Loss) on sale of:
Loans	546	206
Securities	527	645
Other Real Estate	0	0
Total other income	2,423	2,207
Other expenses:
Salaries & benefits	3,332	3,089
Occupancy & equipment	1,070	1,011
Advertising expense	240	240
Data processing expense	436	418
FDIC Assessment	240	95
Bank Shares Tax	217	170
Other	1,142	1,108
Total other expenses	6,677	6,131
Income before income taxes	6,053	5,615
Income tax expense	1,429	1,424
NET INCOME	4,624	$ 4,191

Basic earnings per share	$ 0.29	$ 0.27
Diluted earnings per share	$ 0.28	$ 0.26

Weighted average number of basic shares	16,064,455	15,759,321
Weighted average number of diluted shares	16,460,979	16,112,913

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	March 31,	March 31,
	2009	2008
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 16,544	$ 19,588
Fees & Commissions Received	1,379	1,372
Interest Paid	(7,284)	(10,763)
Income Taxes Paid	(1,132)	(618)
Cash Paid to Suppliers & Employees	(8,528)	(6,149)
Net Cash Provided by Operating Activities	$ 979	$ 3,430
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$ 9,142	$ 51,580
Proceeds from Calls prior to maturity	13,538	9,330
Purchases	(8,354)	(20,797)
Net Increase in Loans to Customers	(19,878)	(24,042)
Capital Expenditures	(283)	(1,203)
Net Cash Provided/(Used) by Investing Activities	$(5,835)	$ 14,868
Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$(10,764)	$(19,827)
Net Increase/(Decrease) in Certificates of Deposit	24,912	(12,918)
Net Increase/(Decrease) in Borrowed Funds	(9,050)	19,872
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	889	707
Net Proceeds from Issuance of Common Stock – Stock Option Plans	0	76
Dividends Paid	(1,766)	(1,733)
Net Cash Provided/(Used) by Financing Activities	$ 4,221	$(13,823)
Net Increase/(Decrease) in Cash and Cash Equivalents	$ (635)	$ 4,475
Cash & Cash Equivalents at Beginning of Year	$ 18,171	$ 24,735
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 17,536	$ 29,210

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 4,624	$4,191
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(952)	(846)
Equity in trust	(2)	(3)
Depreciation and Amortization	458	438
Provision for Probable Credit Losses	360	300
Provision for Deferred Taxes	(56)	(50)
Gain on Sale of Loans	(546)	(205)
Gain on Sale of Investment Securities	(527)	(645)
Increase in Taxes Payable	209	110
Decrease in Interest Receivable	646	1,034
Decrease in Interest Payable	(1,101)	(1,202)
Increase in Prepaid Expenses and Other Assets	(1,596)	(494)
Increase/(Decrease) in Accrued Expenses and Other Liabilities	(538)	802
Total Adjustments	$(3,645)	$(761)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 979	$3,430

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2009
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Comprehensive Income:
Net income for the period	4,624				4,624		4,624
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $4,398	(8,353)
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $184	527
Total other comprehensive income/(loss), net of tax	(7,826)					(7,826)	(7,826)
Comprehensive Income/(Loss)	(3,202)
Stock Options Awarded				159			159
Issuance of Common Stock through Dividend Reinvestment		106,248	133	756			889
Cash dividends paid, $0.11 per share					(1,765)		(1,765)
BALANCES, MARCH 31, 2009		16,154,176	$20,193	$60,506	$43,751	$(28,027)	$96,423

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2008 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2008.

(2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 16,064,455 and 15,759,321 for the periods ending March 31, 2009 and 2008, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 16,460,979 and 16,112,913 for the periods ending March 31, 2009 and 2008, respectively.

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

A summary of the status of the Corporation’s stock option plans is presented below:

	Three months ended March 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	325,134	$12.36	360,694	$11.93
Granted	74,600	10.81	0
Exercised	0		(12,750)	5.93
Forfeited	0		(2,061)	19.72
Outstanding at the end of the period	399,734	12.07	345,883	12.10

Options exercisable at March 31,	325,134	12.36	297,258	11.32
Weighted average fair value of options granted during the period		2.13		---

(6)

Information pertaining to options outstanding at March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	399,734	6.1 years	$12.07	325,134	$12.36

(7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results and trends could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that anticipated cost savings may not be realized, estimated synergies may not occur, increased demand or prices for the company's financial services and products may not occur, changing economic and competitive conditions, technological developments and other risks and uncertainties. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of their business strategy due to changes in current or future market conditions; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; difficulties in integrating distinct business operations, including information technology difficulties; disruptions making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities or significant deterioration in the securities markets; and deteriorating economic conditions. When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Shareholders should note that many factors, some of which are discussed elsewhere in this document, the Annual Report on Form 10-K for the year ended December 31, 2008, the company’s Forms 8-K, and in the documents that are incorporated by reference, could affect the future financial results of the company, the bank or the combined company and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to the following:

•	Volatilities in the securities markets;
•	Deteriorating economic conditions;
•	Effects of deterioration of economic conditions on customers, specifically the effect on loan customers ability to repay loans;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces;
•	Rapidly changing technology; and
•	Our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2008.

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended March 31, 2009 and 2008. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

(8)

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of March 31, 2009, the company had 20 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania. At March 31, 2009, the company had 285 full-time equivalent employees.

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

The bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan, deposit instruments and investment options. As a result of the bank’s partnership with FNCB Investment Services, our customers are able to access alternative products such as mutual funds, bonds, equities and annuities directly from our FNCB Investment Services representatives.

During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the Bank to manage, operate and liquidate properties acquired through foreclosure.

(9)

Summary:

Net income for the three months ended March 31, 2009 amounted to $4,624,000, an increase of $433,000 or 10% compared to the same period of the previous year. This increase can be attributed to the $828,000 improvement in net interest income before the provision for credit losses which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $216,000 primarily due to gains on the sale of loans of $340,000, offset by a decrease in gains on security sales of $118,000. Other expenses increased $546,000 over the same period of last year due primarily to an increase in Salaries & Benefits of $243,000, an increase in FDIC insurance of $145,000, a $59,000 increase in occupancy and equipment costs related to the company's expansion and an increase in other operating expenses of $34,000.

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $10,667,000 and $9,839,000 (before the provision for credit losses) during the first three months of 2009 and 2008, respectively. The year to date net interest margin (tax equivalent) increased twenty-five basis points to 3.74% in 2009 compared to 2008 comprised of a ninety-four basis point decrease in the yield earned on earning assets which was offset by a one hundred thirty-four basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2009 margin would be 3.87% which is twenty-four basis points higher than the 3.63% recorded during the first three months of last year.

Earning assets decreased $7 million to $1.230 billion during the first three months of 2009 and total 93.7% of total assets, a slight decrease from the 94.2% at year-end.

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

(10)

	Three months ended March 31,
	2009
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$906,082	$12,750	5.65%
Loans (tax-free) (1)	53,362	608	7.01
Investment securities (taxable)	177,746	2,272	5.11
Investment securities (tax-free)(1)	108,663	1,220	6.91
Time deposits with banks and federal funds sold	38	0	0.33
Total interest-earning assets	1,245,891	16,850	5.74%
Non-interest earning assets	81,675
Total Assets	$1,327,566
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$871,625	$ 4,145	1.93%
Borrowed funds	264,729	2,038	3.08
Total interest-bearing liabilities	1,136,354	6,183	2.20%
Other liabilities and shareholders' equity	191,212
Total Liabilities and Shareholders' Equity	$1,327,566

Net interest income/rate spread		$10,667	3.54%

Net yield on average interest-earning assets			3.74%

Interest-earning assets as a percentage of interest-bearing liabilities			110%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(11)

	Three months ended March 31,
	2008
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$861,653	$14,935	6.88%
Loans (tax-free) (1)	46,834	556	7.11
Investment securities (taxable)	210,581	3,077	5.83
Investment securities (tax-free)(1)	78,419	832	6.53
Time deposits with banks and federal funds sold	0	0	0
Total interest-earning assets	1,197,487	19,400	6.68%
Non-interest earning assets	84,674
Total Assets	$1,282,161
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$838,139	$ 6,861	3.28%
Borrowed funds	241,176	2,700	4.43
Total interest-bearing liabilities	1,079,315	9,561	3.54%
Other liabilities and shareholders' equity	202,846
Total Liabilities and Shareholders' Equity	$1,282,161

Net interest income/rate spread		$ 9,839	3.14%

Net yield on average interest-earning assets			3.49%

Interest-earning assets as a percentage of interest-bearing liabilities			111%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended March 31, 2009 vs 2008
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(2,796)	$ 611	$(2,185)
Loans (tax-free)	(11)	63	52
Investment securities (taxable)	(448)	(357)	(805)
Investment securities (tax-free)	320	68	388
Time deposits with banks and federal funds sold	0	0	0
Total interest income	$(2,935)	$ 385	$(2,550)

Deposits	$(3,142)	$ 426	$(2,716)
Borrowed funds	(1,639)	977	(662)
Total interest expense	$(4,781)	$ 1,403	$(3,378)
Net change in net interest income	$ 1,846	$(1,018)	$ 828

	Period Ended March 31, 2008 vs 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(1,359)	$ 787	$ (572)
Loans (tax-free)	(11)	199	188
Investment securities (taxable)	470	93	563
Investment securities (tax-free)	(82)	11	(71)
Time deposits with banks and federal funds sold	0	(17)	(17)
Total interest income	$ (982)	$1,073	$ 91

Deposits	$ (922)	$(147)	$(1,069)
Borrowed funds	272	451	723
Total interest expense	$ (650)	$ 304	$ (346)
Net change in net interest income	$ (332)	$ 769	$ 437

(13)

Other Income and Expenses:

Other income in the first three months of 2009 increased $216,000 in comparison to the same period of 2008. Service charges and fees decreased $6,000 compared to the prior period. Income from service charges on deposits decreased $42,000, or 6%, in comparison to the same period of last year. Other fee income increased $36,000, or 6%. Net gains from asset sales increased $222,000 comprised of a $340,000 increase in gains on residential mortgage loans to reduce the risk to rising rates and a $118,000 decrease in security gains as securities were sold to restructure the portfolio and to generate liquidity to meet loan demand.

Other expenses increased $546,000 or 9% for the period ended March 31, 2009 compared to the same period of the previous year. Salaries and Benefits costs added $243,000, or 8% in comparison to the first three months of 2008 due to additional staff and merit increases. Occupancy and equipment costs increased $59,000, or 6%, data processing expenses increased $18,000, or 4%, FDIC insurance expense increased $145,000, or 153%, due to increased premiums, bank shares tax expense increased $47,000, or 28%, and other operating expenses increased $34,000, or 3%.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2009	2008
Provision at statutory rate	$2,058	$1,909
Add (Deduct):
Tax effect of non-taxable interest income	(622)	(472)
Tax effect of other tax free income	(80)	(83)
Non-deductible interest expense	61	69
Tax benefit from stock options exercised	0	(3)
Deferred tax benefits	(7)	(6)
Other items, net	19	10
Income tax expense	$1,429	$1,424

Federal Deposit Insurance Corporation (“FDIC”) Activity:

The Federal Deposit Insurance Reform Act of 2005 (“the Act”) amended regulations to create a new risk differentiation system, to establish a new base assessment rate schedule, and to set assessment rates effective January 1, 2007. Also, eligible insured depository institutions shared in a one-time assessment credit, which was approximately $445,000 for the bank. The bank used $385,000 of this credit for the year ended December 31, 2007, and the remaining $60,000 for the year ended December 31, 2008.

On February 27, 2009, The Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund (“DIF”). The FDIC Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009. Under the restoration plan approved in October 2008, the FDIC Board set a rate schedule to raise the DIF reserve ratio to 1.15 percent within five years. The February 27, 2009 restoration plan amendment action extends the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk

(14)

category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC's loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including recent failures. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

The FDIC Board also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. For the bank, based upon our deposit levels at March 31, 2009, the additional amount of 2009 FDIC insurance expense related to this special assessment, if imposed, would be approximately $1,900,000. However, this proposed assessment is subject to regulatory change that could result in greater or lesser amounts. The interim rule would also permit the FDIC Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. If this emergency special assessment is imposed, it would add an additional $950,000 to the bank’s 2009 FDIC insurance expense (based upon deposit levels as of March 31, 2009).

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$16,557	$16,557	$ 32,233	$ 32,233
Obligations of state & political subdivisions	105,393	105,419	101,451	101,417
Collateralized mortgage obligations	59,753	59,753	61,063	61,063
Mortgage-backed securities	29,034	29,034	30,061	30,061
Corporate debt securities	10,674	10,674	21,926	21,926
Equity securities and mutual funds	985	985	974	974
Total	$222,396	$222,422	$247,708	$247,674

(15)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2009 of the company’s Investment Securities classified as available-for-sale (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 18,713	$ 188	$ 2,344	$ 16,557
Obligations of state and political subdivisions:	109,875	1,049	7,361	103,563
Collateralized mortgage obligations:	66,870	1,451	8,568	59,753
Mortgage-backed securities:	27,555	1,479	0	29,034
Corporate debt securities:	39,660	0	28,986	10,674
Equity securities and mutual funds:	1,010	0	25	985
Total	$263,683	$4,167	$47,284	$220,566

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2009 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,830	$ 26	$ 0	$ 1,856
Total	$1,830	$ 26	$ 0	$ 1,856

The following table shows the amortized cost and approximate fair value of the company’s debt securities at March 31, 2009 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 1,008	$ 1,018	$ 0	$ 0
After one year through five years	2,890	2,325	0	0
After five years through ten years	9,566	9,004	0	0
After ten years	154,784	118,447	1,830	1,856
Collateralized mortgage obligations	66,870	59,753	0	0
Mortgage-backed securities	27,555	29,034	0	0
Total	$262,673	$219,581	$1,830	$1,856

(16)

Gross proceeds from the sale of investment securities for the periods ended March 31, 2009 and 2008 were $9,141,563 and $51,579,535 respectively with the gross realized gains being $527,247 and $698,277 respectively, and gross realized losses being $0 and $53,562 respectively.

At March 31, 2009 and 2008, investment securities with a carrying amount of $163,471,053 and $177,925,125 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$198,777	20.2	$169,358	17.5
Real estate loans, secured by nonfarm, nonresidential properties	391,578	39.7	420,983	43.6
Commercial & industrial loans	221,032	22.4	221,026	22.9
Loans to individuals for household, family and other personal expenditures	133,268	13.5	119,501	12.4
Loans to state and political subdivisions	41,098	4.2	34,027	3.5
All other loans, including overdrafts	342	0.0	413	0.1
Total Gross Loans	$986,095	100.0	$965,308	100.0
Less: Allow. for Credit Losses	(8,282)		(8,254)
Less: Unearned Discount	(359)		(380)
Net Loans	$977,454		$956,674

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Three months Ended March 31, 2009	Year to date Ended December 31, 2008
Balance, January 1	$9,150	$7,569
Recoveries Credited	44	208
Losses Charged	(376)	(1,327)
Provision for Credit Losses	360	2,700
Balance at End of Period	$9,178	$9,150

Allocated as:
Allowance for off-balance sheet commitments	$ 896	$ 896
Allowance for credit losses	8,282	8,254
Balance at End of Period	$9,178	$9,150

(17)

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	March 31, 2009	December 31, 2008
Nonaccrual loans:
Impaired	$32,310	$22,087
Other	174	176
Loans past due 90 days or more and still accruing	2,295	1,151
Total non-performing loans	34,779	23,414
Other Real Estate Owned	2,308	2,308
Total non-performing assets	$37,087	$25,722

Non-performing loans as a percentage of gross loans	3.5%	2.4%
Non-performing assets as a percentage of total assets	2.8%	2.0%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at March 31, 2009 were comprised of twelve credits totaling $32.5 million. Declining real estate values are placing significant pressure on the collateral requirements, and management projects that losses on these credits could approach $10 million if conditions do not improve.

Subsequent Events:

The company disclosed the following events on Form 8-K filed April 29, 2009:
•	Other-than-temporary impairment of certain pooled trust preferred investment securities:

The Registrant expects to record non-cash charges for the second quarter of 2009 related to an other-than-temporary impairment of certain pooled trust preferred investment securities.  The other-than-temporary impairment charge is expected to be approximately $240,000.

As previously disclosed, the Registrant, like other financial institutions, maintains a portfolio of investment securities, which may from time to time include pooled trust preferred securities, both as a means to deploy assets and as a source of liquidity.

The Registrant has concluded that a $3.0 million issue of these pooled trust preferred securities has become other-than-temporarily impaired based upon its analysis of estimated cash flows in accordance with United States generally accepted accounting principles (“GAAP”).  The $240,000 impairment charge represents the credit component of the price deterioration of the security, while the remainder of the fair value deficiency will be recorded in Other Comprehensive Income in accordance with GAAP.

•	Increase in Loan Loss Reserve:

The Registrant expects to record a provision for loan losses of approximately $4.35 million for the second quarter of 2009, compared to a provision of $360,000 in the first quarter of 2009. As a result, the total provision for loan losses for the year ending December 31, 2009 is now expected to be approximately $13.4 million. The expected increase in the provision for loan losses is a result of a variety of factors including current and expected economic conditions, as well as an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.

(18)

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $120,000 was credited to the allowance during the first three months of 2009 and $100,000 during the first three months of 2008. The ratio of the loan loss reserve to total loans at March 31, 2009 and 2008 was 0.84% and 0.68%, respectively.

The Registrant expects to record a provision for loan losses of approximately $4.35 million for the second quarter of 2009, compared to a provision of $360,000 in the first quarter of 2009. As a result, the total provision for loan losses for the year ending December 31, 2009 is now expected to be approximately $13.4 million. The expected increase in the provision for loan losses is a result of a variety of factors including current and expected economic conditions, as well as an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.

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

The short-term liquidity position of the company is strong as evidenced by $17,536,000 in cash and cash equivalents. A secondary source of liquidity is provided by the investment portfolio with $28 million or 10% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity decreased $3,919,000 or 4% during the first three months of 2009 comprised of an increase in retained earnings in the amount of $2,859,000 after paying cash dividends, $889,000 from stock issued through Dividend Reinvestment, Stock Options awarded of $159,000 and a $7,826,000 decrease in other comprehensive income. Management believes that the $43 million unrealized loss recorded as of March 31, 2009 represents "distressed" pricing levels and is a temporary event. As of March 31, 2009, the company has not recognized a loss on securities due to an Other-Than-Temporary-Impairment. During the same period of 2008, total stockholders' equity increased $3,727,000, or 3%, comprised of an increase in retained earnings of $2,458,000, after paying cash dividends, $783,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $486,000 increase in other comprehensive income. The total dividend payout during the first nine three of 2009 and 2008 represents $.11 per share. Excluding the impact due to securities valuation, increases in core equity amounted to $3,907,000 and $3,241,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2009, the bank met all capital requirements with a leverage ratio of 8.79% and core capital and total risk-based capital ratios of 9.28% and 10.00%, respectively. On a consolidated basis, the company's leverage ratio, core capital and total risk-based capital ratios at March 31, 2009 were 8.81%, 9.30% and 10.02%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first three months of 2009. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2008.

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

(20)

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

Item 1A. – Risk Factors.

In addition to the Risk Factors previously disclosed in the Company's Form 10-K for the year ending December 31, 2008:

The Corporation may need or be compelled to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require the Corporation and Bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by the Corporation’s management and board of directors based on capital levels that they believe are necessary to support the Corporation’s business operations. The Corporation is evaluating its present and future capital requirements and needs and is also analyzing capital raising alternatives and options. Even if the Corporation succeeds in meeting the current regulatory capital requirements, the Corporation may need to raise additional capital in the near future to support possible loan losses during future periods or to meet future regulatory capital requirements.

Further, the Corporation’s regulators may require it to increase its capital levels. If the Corporation raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on the Corporation’s stock price. New investors may also have rights, preferences, and privileges senior to the Corporation’s current shareholders, which may adversely impact its current shareholders. The Corporation’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Corporation cannot assure you of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If the Corporation cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect the Corporation’s operations, financial condition, and results of operations.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of March 31, 2009, our investment portfolio included seven pooled trust preferred securities with a book value of $34,598,000 million and an estimated fair value of $7,054,000 million. Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

(21)

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

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date: May 8, 2009	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

Date: May 8, 2009	By: /s/ William Lance
William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

(23)