Form 10-Q/A
period 2009-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2009-07-09
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (THIS "Amendment") amends the quarterly report on Form 10-Q for the quarterly period ended March 31, 2009 originally filed with the Securities and Exchange Commission on May 8, 2009 of First National Community Bancorp, Inc. (the "Original Form 10-Q"). The purpose of this Amendment is to revise an error made in the March 31, 2009 financial statements. The error related to a $2.1 million provision to the allowance for credit losses which the Company originally determined should be allocated to the quarter ended June 30, 2009 but was later determined that it should have been properly attributed to the quarter ended March 31, 2009. The Amendment specifically revises Part I, Items 1 and 2. Except for the changes to Part I, Items 1 and 2 in this Amendment, the remainder of the Original Form 10-Q shall remain in effect as of the date of filing the Original Form 10-Q. Additionally, this Amendment does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.

FIRST NATIONAL COMMUNITY BANCORP, INC.

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2009	December 31, 2008
	(RESTATED)
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 17,536	$ 18,171
Federal funds sold	0	0
Total cash and cash equivalents	17,536	18,171
Securities:
Available-for-sale, at fair value	220,566	245,900
Held-to-maturity, at cost (fair value $1,856 on March 31, 2009 and $1,774 on December 31, 2008)	1,830	1,808
Federal Reserve Bank and FHLB stock, at cost	11,515	11,087
Net loans	975,354	956,674
Bank premises and equipment	17,683	17,785
Intangible Assets	9,836	9,781
Other assets	56,930	52,553
Total Assets	$1,311,250	$1,313,759

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 77,083	$ 79,760
Interest bearing demand	295,221	302,058
Savings	78,276	79,526
Time ($100,000 and over)	205,421	191,052
Other time	311,039	300,496
Total deposits	967,040	952,892
Borrowed funds	236,147	245,197
Other liabilities	13,026	15,328
Total Liabilities	$1,216,213	$1,213,417
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 16,154,176 shares at March 31, 2009 and 16,047,928 shares at December 31, 2008	$ 20,193	$ 20,060
Additional Paid-in Capital	60,506	59,591
Retained Earnings	42,365	40,892
Accumulated Other Comprehensive Income (Loss)	(28,027)	(20,201)
Total shareholders' equity	$ 95,037	$ 100,342
Total Liabilities and Shareholders’ Equity	$1,311,250	$1,313,759

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(RESTATED)
Interest Income:
Loans	$ 13,358	$ 15,491
Investments	3,492	3,909
Federal Funds Sold	0	0
Total interest income	16,850	19,400
Interest Expense:
Deposits	4,145	6,861
Borrowed Funds	2,038	2,700
Total interest expense	6,183	9,561
Net Interest Income before Loan Loss Provision	10,667	9,839
Provision for credit losses	2,460	300
Net interest income	8,207	9,539
Other Income:
Service charges	687	729
Other Income	663	627
Gain / (Loss) on sale of:
Loans	546	206
Securities	527	645
Other Real Estate	0	0
Total other income	2,423	2,207
Other expenses:
Salaries & benefits	3,332	3,089
Occupancy & equipment	1,070	1,011
Advertising expense	240	240
Data processing expense	436	418
FDIC Assessment	240	95
Bank Shares Tax	217	170
Other	1,142	1,108
Total other expenses	6,677	6,131
Income before income taxes	3,953	5,615
Income tax expense	715	1,424
NET INCOME	3,238	$ 4,191

Basic earnings per share	$ 0.20	$ 0.27
Diluted earnings per share	$ 0.20	$ 0.26

Weighted average number of basic shares	16,064,455	15,759,321
Weighted average number of diluted shares	16,460,979	16,112,913

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	March 31,	March 31,
	2009	2008
	(RESTATED)
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

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
	(RESTATED)
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 3,238	$4,191
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(952)	(846)
Equity in trust	(2)	(3)
Depreciation and Amortization	458	438
Provision for Probable Credit Losses	2,460	300
Provision for Deferred Taxes	(56)	(50)
Gain on Sale of Loans	(546)	(205)
Gain on Sale of Investment Securities	(527)	(645)
Increase/(Decrease) in Taxes Payable	(505)	110
Decrease in Interest Receivable	646	1,034
Decrease in Interest Payable	(1,101)	(1,202)
Increase in Prepaid Expenses and Other Assets	(1,596)	(494)
Increase/(Decrease) in Accrued Expenses and Other Liabilities	(538)	802
Total Adjustments	$(2,259)	$(761)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 979	$3,430

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2009
(RESTATED)
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Comprehensive Income:
Net income for the period	3,238				3,238		3,238
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $4,398	(8,353)
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $184	527
Total other comprehensive income/(loss), net of tax	(7,826)					(7,826)	(7,826)
Comprehensive Income/(Loss)	(4,588)
Stock Options Awarded				159			159
Issuance of Common Stock through Dividend Reinvestment		106,248	133	756			889
Cash dividends paid, $0.11 per share					(1,765)		(1,765)
BALANCES, MARCH 31, 2009		16,154,176	$20,193	$60,506	$42,365	$(28,027)	$95,037

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

A summary of the status of the Corporation’s stock option plans is presented below:

	Three months ended March 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	325,134	$12.36	360,694	$11.93
Granted	74,600	10.81	0
Exercised	0		(12,750)	5.93
Forfeited	0		(2,061)	19.72
Outstanding at the end of the period	399,734	12.07	345,883	12.10

Options exercisable at March 31,	325,134	12.36	297,258	11.32
Weighted average fair value of options granted during the period		2.13		---

(6)

Information pertaining to options outstanding at March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	399,734	6.1 years	$12.07	325,134	$12.36

(4)	The financial statements for March 31, 2009 have been restated to reflect:

(a)          a $2.1 million provision to the allowance for credit losses which the Company originally determined should be allocated to the quarter ended June 30, 2009 but was later determined that it should have been properly attributed to the quarter ended March 31, 2009,

(b)	the income tax effect of the above in the amount of $714,000, and
(c)	the net income effect of $1,386,000.

The following table illustrates the restatement:

	Net Income	Basic Earnings per Share	Diluted Earnings per Share

Net Income, as reported	$ 4,624	$ 0.29	$ 0.28
Net adjustment for additional provision to the allowance for credit losses	(1,386)	(0.09)	(0.08)
Net Income, as restated	$ 3,238	$ 0.20	$ 0.20

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

(9)

Summary:

Net income for the three months ended March 31, 2009 amounted to $3,238,000, a decrease of $953,000 or 23% compared to the same period of the previous year. The decrease is primarily due to a $2.1 million increase in the provision for credit losses caused by deteriorating economic conditions which was partially offset by an $828,000 improvement in net interest income before the provision for credit losses which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $216,000 primarily due to gains on the sale of loans of $340,000, offset by a decrease in gains on security sales of $118,000. Other expenses increased $546,000 over the same period of last year due primarily to an increase in Salaries & Benefits of $243,000, an increase in FDIC insurance of $145,000, a $59,000 increase in occupancy and equipment costs related to the company's expansion and an increase in other operating expenses of $34,000.

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

Earning assets decreased $7 million to $1.230 billion during the first three months of 2009 and total 93.8% of total assets, a slight decrease from the 94.2% at year-end.

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

(10)

	Three months ended March 31,
	2009
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$906,082	$12,750	5.65%
Loans (tax-free) (1)	53,362	608	7.01
Investment securities (taxable)	177,746	2,272	5.11
Investment securities (tax-free)(1)	108,663	1,220	6.91
Time deposits with banks and federal funds sold	38	0	0.33
Total interest-earning assets	1,245,891	16,850	5.74%
Non-interest earning assets	81,651
Total Assets	$1,327,542
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$871,625	$ 4,145	1.93%
Borrowed funds	264,729	2,038	3.08
Total interest-bearing liabilities	1,136,354	6,183	2.20%
Other liabilities and shareholders' equity	191,188
Total Liabilities and Shareholders' Equity	$1,327,542

Net interest income/rate spread		$10,667	3.54%

Net yield on average interest-earning assets			3.74%

Interest-earning assets as a percentage of interest-bearing liabilities			110%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(11)

	Three months ended March 31,
	2008
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$861,653	$14,935	6.88%
Loans (tax-free) (1)	46,834	556	7.11
Investment securities (taxable)	210,581	3,077	5.83
Investment securities (tax-free)(1)	78,419	832	6.53
Time deposits with banks and federal funds sold	0	0	0
Total interest-earning assets	1,197,487	19,400	6.68%
Non-interest earning assets	84,674
Total Assets	$1,282,161
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$838,139	$ 6,861	3.28%
Borrowed funds	241,176	2,700	4.43
Total interest-bearing liabilities	1,079,315	9,561	3.54%
Other liabilities and shareholders' equity	202,846
Total Liabilities and Shareholders' Equity	$1,282,161

Net interest income/rate spread		$ 9,839	3.14%

Net yield on average interest-earning assets			3.49%

Interest-earning assets as a percentage of interest-bearing liabilities			111%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2009	2008
Provision at statutory rate	$1,344	$1,909
Add (Deduct):
Tax effect of non-taxable interest income	(622)	(472)
Tax effect of other tax free income	(80)	(83)
Non-deductible interest expense	61	69
Tax benefit from stock options exercised	0	(3)
Deferred tax benefits	(7)	(6)
Other items, net	19	10
Income tax expense	$ 715	$1,424

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

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$198,777	20.2	$169,358	17.5
Real estate loans, secured by nonfarm, nonresidential properties	391,578	39.7	420,983	43.6
Commercial & industrial loans	221,032	22.4	221,026	22.9
Loans to individuals for household, family and other personal expenditures	133,268	13.5	119,501	12.4
Loans to state and political subdivisions	41,098	4.2	34,027	3.5
All other loans, including overdrafts	342	0.0	413	0.1
Total Gross Loans	$986,095	100.0	$965,308	100.0
Less: Allow. for Credit Losses	(10,382)		(8,254)
Less: Unearned Discount	(359)		(380)
Net Loans	$975,354		$956,674

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Three months Ended March 31, 2009	Year to date Ended December 31, 2008
Balance, January 1	$9,150	$7,569
Recoveries Credited	44	208
Losses Charged	(376)	(1,327)
Provision for Credit Losses	2,460	2,700
Balance at End of Period	$11,278	$9,150

Allocated as:
Allowance for off-balance sheet commitments	$ 896	$ 896
Allowance for credit losses	10,382	8,254
Balance at End of Period	$11,278	$9,150

(17)

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	March 31, 2009	December 31, 2008
Nonaccrual loans:
Impaired	$32,310	$22,087
Other	174	176
Loans past due 90 days or more and still accruing	2,295	1,151
Total non-performing loans	34,779	23,414
Other Real Estate Owned	2,308	2,308
Total non-performing assets	$37,087	$25,722

Non-performing loans as a percentage of gross loans	3.5%	2.4%
Non-performing assets as a percentage of total assets	2.8%	2.0%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at March 31, 2009 were comprised of twelve credits totaling $32.5 million. Declining real estate values are placing significant pressure on the collateral requirements, and management projects that losses on these credits could approximate $10 million if conditions do not improve.

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

The Registrant recorded a provision for loan losses of $7.25 million for the second quarter of 2009, compared to a provision of $2,460,000 in the first quarter of 2009. As a result, the total provision for loan losses for the year ending December 31, 2009 is now expected to be approximately $18.4 million. The expected increase in the provision for loan losses is a result of a variety of factors including current and expected economic conditions, as well as an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.

(18)

Provision for Credit Losses:

The provision for credit losses varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio. In its evaluation, management considers credit quality, changes in loan volume, composition of the loan portfolio, past experience, delinquency trends, and the economic condition. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants. A monthly provision of $120,000 was credited to the allowance during the first three months of 2009 plus a special insertion of $2.1 million as a result of deficient collateral valuation on one credit which was received in April, 2009. A monthly provision of $100,000 was recognized during the first three months of 2008. The ratio of the loan loss reserve to total loans at March 31, 2009 and 2008 was 1.05% and 0.68%, respectively.

The Registrant recorded a provision for loan losses of $7.25 million for the second quarter of 2009, compared to a provision of $2,460,000 in the first quarter of 2009. As a result, the total provision for loan losses for the year ending December 31, 2009 is now expected to be approximately $18.4 million. The expected increase in the provision for loan losses is a result of a variety of factors including current and expected economic conditions, as well as an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.

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

Total stockholders' equity decreased $5,305,000 or 5% during the first three months of 2009 comprised of an increase in retained earnings in the amount of $1,473,000 after paying cash dividends, $889,000 from stock issued through Dividend Reinvestment, Stock Options awarded of $159,000 and a $7,826,000 decrease in other comprehensive income. Management believes that the $43 million unrealized loss recorded as of March 31, 2009 represents "distressed" pricing levels and is a temporary event. As of March 31, 2009, the company has not recognized a loss on securities due to an Other-Than-Temporary-Impairment. During the same period of 2008, total stockholders' equity increased $3,727,000, or 3%, comprised of an increase in retained earnings of $2,458,000, after paying cash dividends, $783,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $486,000 increase in other comprehensive income. The total dividend payout during the first nine three of 2009 and 2008 represents $.11 per share. Excluding the impact due to securities valuation, increases in core equity amounted to $3,907,000 and $3,241,000, respectively.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of March 31, 2009, the bank met all capital requirements with a leverage ratio of 9.25% and core capital and total risk-based capital ratios of 9.82% and 10.71%, respectively. On a consolidated basis, the company's leverage ratio, core capital and total risk-based capital ratios at March 31, 2009 were 9.26%, 9.83% and 10.73%, respectively.

Part II Other Information

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

(20)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date: July 9, 2009	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

Date: July 9, 2009	By: /s/ William Lance
William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

(21)