Form 10-Q
period 2009-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2009-08-07
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES |___|	NO |__|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	|__|	Accelerated Filer	| X |
Non-Accelerated Filer	|__|	Smaller reporting company	|__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes	|__|	No	| X |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common Stock, $1.25 par value	16,182,563 shares
(Title of Class)	(Outstanding at August 4, 2009)

FIRST NATIONAL COMMUNITY BANCORP, INC.

INDEX

PART I FINANCIAL INFORMATION		Page No.
Item 1.	Consolidated Financial Statements.
	Consolidated Statements of Financial Condition June 30, 2009 (unaudited) and December 31, 2008	1
	Consolidated Statements of Income Three Months Ended June 30, 2009 and June 30, 2008 (unaudited) Six Months Ended June 30, 2009 and June 30, 2008 (unaudited)	2
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2009 and June 30, 2008 (unaudited)	3
	Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2009 (unaudited)	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II OTHER INFORMATION		22

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		24

(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 23,234	$ 18,171
Federal funds sold	36,600	0
Total cash and cash equivalents	59,834	18,171
Securities:
Available-for-sale, at fair value	223,671	245,900
Held-to-maturity, at cost (fair value $1,837 on June 30, 2009 and $1,774 on December 31, 2008)	1,853	1,808
Federal Reserve Bank and FHLB stock, at cost	11,515	11,087
Net loans	950,206	956,674
Bank premises and equipment	17,459	17,785
Intangible Assets	9,901	9,781
Other assets	53,777	52,553
Total Assets	$1,328,216	$1,313,759

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand – non-interest bearing	$ 78,670	$ 79,760
Interest bearing demand	296,894	302,058
Savings	81,217	79,526
Time ($100,000 and over)	267,550	191,052
Other time	270,603	300,496
Total deposits	994,934	952,892
Borrowed funds	220,811	245,197
Other liabilities	12,307	15,328
Total Liabilities	$1,228,052	$1,213,417
Shareholders' equity:
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 16,179,563 shares at June 30, 2009 and 16,047,928 shares at December 31, 2008	$ 20,224	$ 20,060
Additional Paid-in Capital	60,692	59,591
Retained Earnings	39,827	40,892
Accumulated Other Comprehensive Income (Loss)	(20,579)	(20,201)
Total shareholders' equity	$ 100,164	$ 100,342
Total Liabilities and Shareholders’ Equity	$1,328,216	$1,313,759

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Interest Income:
Loans	$ 13,039	$ 14,538	$ 26,397	$ 30,029
Investments	3,290	3,544	6,782	7,453
Federal Funds Sold	13	5	13	5
Total interest income	16,342	18,087	33,192	37,487
Interest Expense:
Deposits	4,322	6,038	8,467	12,899
Borrowed Funds	1,841	2,267	3,879	4,967
Total interest expense	6,163	8,305	12,346	17,866
Net Interest Income before Loan Loss Provision	10,179	9,782	20,846	19,621
Provision for credit losses	7,250	550	9,710	850
Net interest income	2,929	9,232	11,136	18,771
Other Income:
Service charges	722	791	1,410	1,520
Other Income	584	654	1,247	1,281
Gain / (Loss) on sale of:
Loans	462	94	1,007	300
Securities	(84)	68	443	713
Other Real Estate	0	0	0	0
Total other income	1,684	1,607	4,107	3,814
Other expenses:
Salaries & benefits	2,984	3,134	6,316	6,223
Occupancy & equipment	1,011	993	2,081	2,004
Advertising expense	240	240	480	480
Data processing expense	430	417	866	835
FDIC assessment	1,192	95	1,432	361
Bank shares tax	215	170	432	327
Other	1,271	1,317	2,413	2,267
Total other expenses	7,343	6,366	14,020	12,497
Income before income taxes	(2,730)	4,473	1,223	10,088
Income tax expense	(514)	964	201	2,388
NET INCOME (LOSS)	$ (2,216)	$ 3,509	$ 1,022	$ 7,700

Basic earnings (loss) per share	$ (0.14)	$ 0.22	$ 0.06	$ 0.49
Diluted earnings (loss) per share	$ (0.14)	$ 0.22	$ 0.06	$ 0.48

Weighted average number of basic shares	16,158,640	15,827,339	16,111,808	15,793,330
Weighted average number of diluted shares	16,158,640	16,167,453	16,508,354	16,140,183

See notes to financial statements

(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	June 30,	June 30,
	2009	2008
	(Dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$ 32,195	$ 37,139
Fees & Commissions Received	2,719	2,833
Interest Paid	(13,414)	(19,620)
Income Taxes Paid	(1,861)	(2,152)
Cash Paid to Suppliers & Employees	(16,000)	(11,792)
Net Cash Provided by Operating Activities	$ 3,639	$ 6,407
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$ 12,378	$ 51,580
Proceeds from Calls prior to maturity	22,531	26,235
Purchases	(11,371)	(52,468)
Net Increase in Loans to Customers	(1,754)	(42,224)
Capital Expenditures	(434)	(2,202)
Net Cash Provided/(Used) by Investing Activities	$ 21,350	$(19,079)
Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$(4,562)	$(5,545)
Net Increase/(Decrease) in Certificates of Deposit	46,603	(20,259)
Net Increase/(Decrease) in Borrowed Funds	(24,386)	43,382
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	1,106	1,382
Net Proceeds from Issuance of Common Stock – Stock Option Plans	0	153
Dividends Paid	(2,087)	(3,473)
Net Cash Provided/(Used) by Financing Activities	$ 16,674	$ 15,640
Net Increase/(Decrease) in Cash and Cash Equivalents	$ 41,663	$ 2,968
Cash & Cash Equivalents at Beginning of Year	$ 18,171	$ 24,735
CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 59,834	$ 27,703

(Continued)

(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$ 1,022	$7,700
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(1,921)	(1,757)
Equity in trust	(3)	(5)
Depreciation and Amortization	907	889
Provision for Probable Credit Losses	9,710	850
Provision for Deferred Taxes	(112)	(105)
Gain on Sale of Loans	(1,007)	(300)
Gain on Sale of Investment Securities	(443)	(713)
Increase/(Decrease) in Taxes Payable	(1,692)	(404)
Decrease in Interest Receivable	924	1,408
Decrease in Interest Payable	(1,068)	(1,755)
Increase in Prepaid Expenses and Other Assets	(2,576)	(607)
Increase/(Decrease) in Accrued Expenses and Other Liabilities	(102)	1,206
Total Adjustments	$ 2,617	$(1,293)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 3,639	$6,407

See notes to financial statements

(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2009
(RESTATED)
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Comprehensive Income:
Net income for the period	1,022				1,022		1,022
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $358	(666)
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $155	288
Total other comprehensive income/(loss), net of tax	(378)					(378)	(378)
Comprehensive Income/(Loss)	644
Stock Options Awarded				159			159
Issuance of Common Stock through Dividend Reinvestment		131,635	164	942			1,106
Cash dividends paid, $0.13 per share					(2,087)		(2,087)
BALANCES, JUNE 30, 2009		16,179,563	$20,224	$60,692	$39,827	$(20,579)	$100,164

See notes to financial statements

(5)

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2008 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles. Also in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2008.

(2)        Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period. Such shares amounted to 16,111,808 and 15,793,330 for the periods ending June 30, 2009 and 2008, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period. Such shares amounted to 16,508,354 and 16,140,183 for the periods ending June 30, 2009 and 2008, respectively.

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

A summary of the status of the Corporation’s stock option plans is presented below:

	Six months ended June 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	325,134	$12.36	360,694	$11.93
Granted	74,600	10.81	0
Exercised	0		(25,750)	5.93
Forfeited	(3,061)	18.80	(2,061)	19.72
Outstanding at the end of the period	396,673	12.02	332,883	12.34

Options exercisable at June 30,	322,073	12.30	332,883	12.34
Weighted average fair value of options granted during the period		2.13		---

(6)

Information pertaining to options outstanding at June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	396,673	5.8 years	$12.02	322,073	$12.30

(4)        Investment Securities: During the second quarter of 2009, First National Community Bancorp, Inc. adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment" which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment on debt securities not expected to be sold be recognized in other comprehensive income ("OCI"). As a result, in the second quarter of 2009 we recorded a $382,000 other-than-temporary charge. This charge includes $242,000 in credit related other-than-temporary impairment on a trust preferred collateralized debt obligation and $140,000 recorded on a private label mortgage-backed security. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities. Additionally, $3.3 million in noncredit related other-than-temporary impairment was recorded in OCI on the two securities which were classified as impaired.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to financial institutions. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of EITF 99-20, and are therefore evaluated for other-than-temporary impairment using management's best estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FSP FAS 115-2 and FAS 124-2. There is a risk that this quarterly review could result in First Nation Community Bancorp, Inc. recording other-than-temporary impairment charges in the future.

At June 30, 2009, 42% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities. Corporate fixed income comprised 2% of the total unrealized losses, while pooled trust preferred collateralized debt obligations accounted for 56%.

As of June 30, 2009, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $34.4 million with an estimated fair value of $16.5 million. One of our pooled securities is a senior tranch and the remainder are mezzanine tranches. During 2009, all of the pooled issues were downgraded by Moody's Investor Services. At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the second quarter of 2009, $242,000 in other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

(7)

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets," and FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2009. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

(5)        FHLB Stock: As a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), First National Community Bank is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2009 and December 31, 2008, our FHLB stock totaled $10.9 and $10.4 million, respectively.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First National Community Bancorp, Inc. evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB's long-term performance, which includes factors such as the following:

•	its operating performance
•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;
•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;
•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and
•	its liquidity and funding position.

After evaluating all of these considerations, First National Community Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three months ended June 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

(8)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results and trends could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that anticipated cost savings may not be realized, estimated synergies may not occur, increased demand or prices for the company's financial services and products may not occur, changing economic and competitive conditions, technological developments and other risks and uncertainties. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following:

•	ineffectiveness of their business strategy due to changes in current or future market conditions;
•	the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services;
•	interest rate movements;
•

difficulties in integrating distinct business operations, including information technology difficulties; disruptions making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets;

•	volatilities or significant deterioration in the securities markets; and
•	deteriorating economic conditions;
•	our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended June 30, 2009 and 2008. The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses. The bank provides practically all of the company’s earnings as a result of its banking services. As of June 30, 2009, the company had 20 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania. At June 30, 2009, the company had 285 full-time equivalent employees.

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

(9)

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

Summary:

Net income for the six months ended June 30, 2009 amounted to $1,022,000, a decrease of $6,678,000 or 87% compared to the same period of the previous year. The decrease is primarily due to an $8.9 million increase in the provision for credit losses caused by deteriorating economic conditions which was partially offset by a $1,225,000 improvement in net interest income before the provision for credit losses which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities. Other income increased $293,000 due to gains on the sale of loans offset by a decrease in gains on security sales of $270,000. Other expenses increased $1,523,000 over the same period of last year due primarily to an increase in Salaries & Benefits of $93,000, an increase in FDIC insurance of $1,071,000 and an increase in other operating expenses of $146,000.

Net loss for the three months ended June 30, 2009 amounted to $2,216,000, a decrease of $5,725,000 compared to the same period of the previous year, as over $7 million was utilized to fund the reserve for credit losses. Net interest income before the provision for credit losses increased $397,000, or 4% over the same period of the previous year. Other income for the quarter increased $77,000, or 5%, while other expenses increased $977,000, or 15% due to an increase in FDIC insurance premiums of $1,097,000..

(10)

RESULTS OF OPERATIONS

Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $20,846,000 and $19,621,000 (before the provision for credit losses) during the first six months of 2009 and 2008, respectively. The year to date net interest margin (tax equivalent) increased seventeen basis points to 3.65% in 2009 compared to 2008 comprised of an eighty-one basis point decrease in the yield earned on earning assets which was offset by a one hundred thirteen basis point decrease in the cost of interest-bearing liabilities. Excluding investment leveraging transactions, the 2009 margin would be 3.77% which is twelve basis points higher than the 3.65% recorded during the first six months of last year.

Earning assets increased $2 million to $1.240 billion during the first six months of 2009 and total 93.4% of total assets, a slight decrease from the 94.2% at year-end.

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

	Six months ended June 30,
	2009
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$900,371	$25,220	5.59%
Loans (tax-free) (1)	51,616	1,177	6.98
Investment securities (taxable)	169,440	4,309	5.08
Investment securities (tax-free)(1)	109,608	2,473	6.94
Time deposits with banks and federal funds sold	11,603	13	0.22
Total interest-earning assets	1,242,638	33,192	5.65%
Non-interest earning assets	84,089
Total Assets	$1,326,727
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$886,983	$ 8,467	1.92%
Borrowed funds	248,029	3,879	3.11
Total interest-bearing liabilities	1,135,012	12,346	2.18%
Other liabilities and shareholders' equity	191,715
Total Liabilities and Shareholders' Equity	$1,326,727

Net interest income/rate spread		$20,846	3.46%

Net yield on average interest-earning assets			3.65%

Interest-earning assets as a percentage of interest-bearing liabilities			109%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

(11)

	Six months ended June 30,
	2008
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$870,022	$28,925	6.60%
Loans (tax-free) (1)	46,811	1,104	7.07
Investment securities (taxable)	200,025	5,731	5.72
Investment securities (tax-free)(1)	81,287	1,722	6.52
Time deposits with banks and federal funds sold	472	5	2.13
Total interest-earning assets	1,198,617	37,487	6.46%
Non-interest earning assets	87,479
Total Assets	$1,286,096
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$846,569	$12,899	3.06%
Borrowed funds	235,343	4,967	4.18
Total interest-bearing liabilities	1,081,912	17,866	3.31%
Other liabilities and shareholders' equity	204,184
Total Liabilities and Shareholders' Equity	$1,286,096

Net interest income/rate spread		$19,621	3.15%

Net yield on average interest-earning assets			3.48%

Interest-earning assets as a percentage of interest-bearing liabilities			111%

(1)	Yields on tax-exempt loans and investment securities have been computed on a tax equivalent basis.

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

	Period Ended June 30, 2009 vs 2008
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(5,335)	$ 1,629	$(3,706)
Loans (tax-free)	(30)	104	74
Investment securities (taxable)	(469)	(953)	(1,422)
Investment securities (tax-free)	107	644	751
Time deposits with banks and federal funds sold	(111)	119	8
Total interest income	$(5,838)	$ 1,543	$(4,295)

Deposits	$(4,988)	$ 556	$(4,432)
Borrowed funds	(1,356)	268	(1,088)
Total interest expense	$(6,344)	$ 824	$(5,520)
Net change in net interest income	$ 506	$ 719	$ 1,225

	Period Ended June 30, 2008 vs 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(4,300)	$1,401	$(2,899)
Loans (tax-free)	(40)	318	278
Investment securities (taxable)	379	282	661
Investment securities (tax-free)	(157)	51	(106)
Time deposits with banks and federal funds sold	(7)	(7)	(14)
Total interest income	$(4,125)	$2,045	$(2,080)

Deposits	$(3,353)	$(159)	$(3,512)
Borrowed funds	(954)	1,877	923
Total interest expense	$(4,307)	$1,718	$(2,589)
Net change in net interest income	$ 182	$ 327	$ 509

(13)

Other Income and Expenses:

Other income in the first half of 2009 increased $293,000 in comparison to the same period of 2008. Service charges and fees decreased $144,000 compared to the prior period. Income from service charges on deposits decreased $110,000, or 7%, in comparison to the same period of last year. Other fee income decreased $34,000, or 3%. Net gains from asset sales increased $437,000 comprised of a $707,000 increase in gains on residential mortgage loans to reduce the risk to rising rates and a $270,000 decrease in security gains as securities were sold to restructure the portfolio and to generate liquidity to meet loan demand.

Other expenses increased $1,523,000 or 12% for the period ended June 30, 2009 compared to the same six month period of the previous year. Salaries and Benefits costs added $93,000 in comparison to the first six months of 2008 due to additional staff and merit increases. Occupancy and equipment costs increased $77,000, or 4%, data processing expenses increased $31,000, or 4%, FDIC insurance expense increased $1,071,000, or 297%, due to increased premiums, bank shares tax expense increased $105,000, or 32%, and other operating expenses increased $146,000, or 6%.

On a quarterly basis, other income for the second quarter of 2009 increased $77,000 in comparison to the same quarter of 2008. Service charges and fees decreased $139,000, or 10% when compared to the prior period. Net gains from asset sales increased $216,000 when compared to the second quarter of 2008.

Other expenses for the second quarter of 2009 increased $977,000, or 15% in comparison to the same period of 2008 primarily due to an increase in FDIC insurance premiums of $1,097,000.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2009	2008
Provision at statutory rate	$416	$3,430
Add (Deduct):
Tax effect of non-taxable interest income	(1,241)	(961)
Tax effect of other tax free income	(152)	(180)
Non-deductible interest expense	118	131
Tax benefit from stock options exercised	0	(42)
Deferred tax benefits	(14)	(13)
Other timing differences	1,049	0
Other items, net	25	23
Income tax expense	$ 201	$2,388

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

On February 27, 2009, The Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund (“DIF”). Under the current restoration plan, the FDIC Board set a rate schedule to raise the DIF reserve ratio to 1.15 percent within seven years. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk.

(14)

Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC's loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including recent failures. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

The FDIC Board also adopted the final rule imposing a 5 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. For the bank, based upon our deposit levels at June 30, 2009, the additional amount of 2009 FDIC insurance expense related to this special assessment was $603,000. This adjustment was recognized during the second quarter of 2009. In addition, if after June 30, 2009 but before January 1, 2010, the reserve ratio of the DIF is estimated to fall to a level that adversely affects public confidence to a level close to zero, the FDIC may impose an additional special assessment of 5 basis points.

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$13,263	$13,263	$ 32,233	$ 32,233
Obligations of state & political subdivisions	108,372	108,356	101,451	101,417
Collateralized mortgage obligations	55,416	55,416	61,063	61,063
Mortgage-backed securities	26,575	26,575	30,061	30,061
Corporate debt securities	20,902	20,902	21,926	21,926
Equity securities and mutual funds	996	996	974	974
Total	$225,524	$225,508	$247,708	$247,674

(15)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2009 of the company’s Investment Securities classified as available-for-sale (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$ 15,665	$ 115	$ 2,517	$ 13,263
Obligations of state and political subdivisions:	111,586	1,282	6,349	106,519
Collateralized mortgage obligations:	62,299	1,250	8,133	55,416
Mortgage-backed securities:	25,335	1,240	0	26,575
Corporate debt securities:	39,436	0	18,534	20,902
Equity securities and mutual funds:	1,010	0	14	996
Total	$255,331	$3,887	$35,547	$223,671

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2009 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$ 1,853	$ 0	$ 16	$ 1,837
Total	$ 1,853	$ 0	$ 16	$ 1,837

The following table shows the amortized cost and approximate fair value of the company’s debt securities at June 30, 2009 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 1,005	$ 1,009	$ 0	$ 0
After one year through five years	2,887	2,549	0	0
After five years through ten years	9,805	9,688	0	0
After ten years	152,990	127,438	1,853	1,837
Collateralized mortgage obligations	62,299	55,416	0	0
Mortgage-backed securities	25,335	26,575	0	0
Total	$254,321	$222,675	$1,853	$1,837

(16)

Gross proceeds from the sale of investment securities for the periods ended June 30, 2009 and 2008 were

$12,378,431 and $51,579,535 respectively with the gross realized gains being $824,744 and $766,353 respectively, and gross realized losses being $382,140 and $53,562 respectively.

At June 30, 2009 and 2008, investment securities with a carrying amount of $164,780,179 and $183,869,720 respectively, were pledged as collateral to secure public deposits and for other purposes.

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$193,545	20.1	$169,358	17.5
Real estate loans, secured by nonfarm, nonresidential properties	376,411	39.2	420,983	43.6
Commercial & industrial loans	220,457	23.0	221,026	22.9
Loans to individuals for household, family and other personal expenditures	134,411	14.0	119,501	12.4
Loans to state and political subdivisions	35,108	3.7	34,027	3.5
All other loans, including overdrafts	234	0.0	413	0.1
Total Gross Loans	$960,166	100.0	$965,308	100.0
Less: Allow. for Credit Losses	(9,622)		(8,254)
Less: Unearned Discount	(338)		(380)
Net Loans	$950,206		$956,674

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Six months Ended June 30, 2009	Year to date Ended December 31, 2008
Balance, January 1	$9,150	$7,569
Recoveries Credited	87	208
Losses Charged	(8,429)	(1,327)
Provision for Credit Losses	9,710	2,700
Balance at End of Period	$10,518	$9,150

Allocated as:
Allowance for off-balance sheet commitments	$ 896	$ 896
Allowance for credit losses	9,622	8,254
Balance at End of Period	$10,518	$9,150

(17)

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	June 30, 2009	December 31, 2008
Nonaccrual loans:
Impaired	$25,462	$22,087
Other	1,234	176
Loans past due 90 days or more and still accruing	1,394	1,151
Total non-performing loans	28,090	23,414
Other Real Estate Owned	2,390	2,308
Total non-performing assets	$30,480	$25,722

Non-performing loans as a percentage of gross loans	3.2%	2.4%
Non-performing assets as a percentage of total assets	2.3%	2.0%

Non-performing assets are comprised of non-accrual loans and loans past due 90 days or more and still accruing, and other real estate owned. Loans are placed in nonaccrual status when management believes that the collection of interest or principal is doubtful, or generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection. When interest accrual is discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged against the allowance for credit losses. Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest. Nonaccrual loans at June 30, 2009 were comprised of seventeen credits totaling $26.7 million. Declining real estate values are placing significant pressure on the collateral requirements, and management projects that losses on these credits could approximate $5 million if conditions do not improve.

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

The Registrant recorded a provision for loan losses of $7.25 million for the second quarter of 2009, compared to a provision of $550,000 in the second quarter of 2008. The expected increase in the provision for loan losses is a result of a variety of factors including current economic conditions, as well as an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.

The ratio of the loan loss reserve to total loans at June 30, 2009 and 2008 was 1.00% and 0.72%, respectively.

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

(18)

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

The short-term liquidity position of the company is strong as evidenced by $59,834,000 in cash and cash equivalents. A secondary source of liquidity is provided by the investment portfolio with $22 million or 8% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

Total stockholders' equity decreased $178,000 during the first six months of 2009 comprised of a decrease in retained earnings in the amount of $1,065,000 after paying cash dividends, $1,106,000 from stock issued through Dividend Reinvestment, Stock Options awarded of $159,000 and a $378,000 decrease in other comprehensive income. Management believes that the $32 million unrealized loss recorded as of June 30, 2009 represents "distressed" pricing levels and is a temporary event. During the second quarter of 2009, the company recognized a $382,000 impairment charge on investment securities due to an Other-Than-Temporary-Impairment (OTTI). In accordance with FASB 157, only the credit component of the impairment is recognized through earnings while the remaining decrease in the estimated fair value of the security is recognized in other comprehensive income. During the same period of 2008, total stockholders' equity decreased $1,391,000, or 1%, comprised of an increase in retained earnings of $4,171,000, after paying cash dividends, $1,535,000 from stock issued through Dividend Reinvestment and Stock Option Plans and a $7,097,000 decrease in other comprehensive income. The total dividend payout during the first six months of 2009 and 2008 represents $.13 per share and $.22 per share, respectively. Excluding the impact due to securities valuation, increases in core equity amounted to $200,000 and $5,706,000, respectively.

(19)

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required. As of June 30, 2009, the bank met all capital requirements.

	First National Community Bank		First National Community Bancorp, Inc.
	Amount	Ratio	Amount	Ratio
Actual:
Total Capital (to Risk Weighted Assets)	$132,369	10.89%	$132,522	10.90%
Tier I Capital (to Risk Weighted Assets)	$121,852	10.03%	$122,005	10.04%
Tier I Capital (to Average Assets)	$121,852	9.10%	$122,005	9.11%

For Capital Adequacy Purposes:
Total Capital (to Risk Weighted Assets)	>$97,230	>8.00%	>$97,257	>8.00%
Tier I Capital (to Risk Weighted Assets)	>$48,615	>4.00%	>$48,628	>4.00%
Tier I Capital (to Average Assets)	>$53,553	>4.00%	>$53,599	>4.00%

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital (to Risk Weighted Assets)	>$121,537	>10.00%	>$121,571	>10.00%
Tier I Capital (to Risk Weighted Assets)	>$72,922	>6.00%	>$72,943	>6.00%
Tier I Capital (to Average Assets)	>$66,941	>5.00%	>$66,998	>5.00%

Disclosures about Fair Value of Financial Instruments:

Current accounting pronouncements require quarterly disclosure of estimated fair value of on-and off-balance sheet financial instruments beginning with the period ending after June 15, 2009.

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

(20)

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

The estimated fair values of the company's financial instruments (in thousands) are as follows:

	June 30, 2009
	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and short term investments	$ 23,234	$ 23,234
Securities	237,039	237,023
Gross Loans	959,828	968,312

FINANCIAL LIABILITIES
Deposits	$994,934	$997,447
Borrowed funds	220,811	223,359

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of credit	$0	$427

	December 31, 2008
	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and short term investments	$ 18,171	$ 18,171
Securities	258,795	258,761
Gross Loans	964,928	1,002,111

FINANCIAL LIABILITIES
Deposits	$952,892	$957,367
Borrowed funds	245,197	247,924

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of credit	$0	$568

(21)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first six months of 2009. For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2008.

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

(22)

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of June 30, 2009, our investment portfolio included seven pooled trust preferred securities with an amortized cost of $34,377,000 million and an estimated fair value of $16,533,000 million. Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 - Defaults upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

The 2009 Annual Meeting of Shareholders of First National Community Bancorp, Inc. was held on May 20, 2009 at the company's Exeter Office, 1625 Wyoming Avenue, Exeter, Pennsylvania.

The following matters were voted upon at the Annual Meeting of Shareholders:
1.	The election of three Class B Directors to serve for a three year term.
The following Class B Directors were elected to serve until 2012:

	Votes For	Votes Against
Michael G. Cestone	13,305,417	744,978
J. David Lombardi	13,552,673	497,722
Louis A. DeNaples, Jr.	13,626,200	424,194

2.          A proposal to ratify the Audit Committee's selection of Demetrius & Company, L.L.C., Certified Public Accountants of Wayne, New Jersey as the auditors of the company for the year ending December 31, 2009.

	Votes For	Votes Against
Auditors	13,985,882	52,671

Item 5 - Other Information.

None

Item 6 – Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act

(23)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: FIRST NATIONAL COMMUNITY BANCORP, INC

Date: August 7, 2009	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

Date: August 7, 2009	By: /s/ William Lance
William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

(24)