Form 10-Q
period 2009-11-06
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2009-11-09
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_______________
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large Accelerated Filer	|__|	Accelerated Filer	| X |
Non-Accelerated Filer	|__|	Smaller reporting company	|__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes	|__|	No	| X |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common Stock, $1.25 par value	16,248,570 shares
(Title of Class)	(Outstanding at November 6, 2009)

FIRST NATIONAL COMMUNITY BANCORP, INC.
INDEX

PART I FINANCIAL INFORMATION		Page No.
Item 1.	Consolidated Financial Statements.
	Consolidated Statements of Financial Condition September 30, 2009 (unaudited) and December 31, 2008	1
	Consolidated Statements of Income Three Months Ended September 30, 2009 and September 30, 2008 (unaudited) Nine Months Ended September 30, 2009 and September 30, 2008 (unaudited)	2
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2009 and September 30, 2008 (unaudited)	3
	Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2009 (unaudited)	5
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II OTHER INFORMATION		27

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures		30
(ii)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
	(dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,418	$18,171
Federal funds sold	74,975	0
Total cash and cash equivalents	96,393	18,171
Securities:
Available-for-sale, at fair value	248,573	245,900
Held-to-maturity, at cost (fair value $1,931 on September 30, 2009 and $1,774 on December 31, 2008)	1,876	1,808
Federal Reserve Bank and FHLB stock, at cost	11,514	11,087
Net loans	945,502	956,674
Bank premises and equipment	17,992	17,785
Intangible Assets	9,953	9,781
Other assets	54,095	52,553
Total Assets	$1,385,898	$1,313,759

LIABILITIES
Deposits:
Demand – non-interest bearing	$79,335	$79,760
Interest bearing demand	351,613	302,058
Savings	85,764	79,526
Time ($100,000 and over)	255,577	191,052
Other time	282,933	300,496
Total deposits	1,055,222	952,892
Borrowed funds	207,701	245,197
Subordinated debentures	11,000	0
Other liabilities	9,188	15,328
Total Liabilities	$1,283,111	$1,213,417
SHAREHOLDERS' EQUITY
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 16,248,570 shares at September 30, 2009 and 16,047,928 shares at December 31, 2008	$20,311	$20,060
Additional Paid-in Capital	61,028	59,591
Retained Earnings	33,317	40,892
Accumulated Other Comprehensive Income (Loss)	(11,869)	(20,201)
Total shareholders' equity	$102,787	$100,342
Total Liabilities and Shareholders’ Equity	$1,385,898	$1,313,759

Note:  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements
(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands, except share data)
Interest Income:
Loans	$12,589	$14,436	$38,986	$44,465
Investments	3,193	3,696	9,975	11,149
Federal Funds Sold	31	7	44	12
Total interest income	15,813	18,139	49,005	55,626
Interest Expense:
Deposits	4,450	5,626	12,917	18,525
Subordinated debt	65	0	65	0
Borrowed Funds	1,750	2,379	5,629	7,346
Total interest expense	6,265	8,005	18,611	25,871
Net Interest Income before Loan Loss Provision	9,548	10,134	30,394	29,755
Provision for credit losses	11,050	300	20,760	1,150
Net interest income (loss)	(1,502)	9,834	9,634	28,605
Other Income:
Gain on impaired securities	4,912	0	3,939	0
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	(7,311)	0	(6,720)	0
Net impairment losses	(2,399)	0	(2,781)	0
Service charges	744	812	2,154	2,332
Other Income	691	633	1,938	1,914
Gain / (Loss) on sale of:
Loans	280	80	1,287	380
Securities	(30)	312	795	1,025
Other Real Estate	73	488	73	488
Total other income (loss)	(641)	2,325	3,466	6,139
Other expenses:
Salaries & benefits	3,104	3,236	9,420	9,459
Occupancy & equipment	1,040	1,009	3,121	3,013
Advertising expense	180	240	660	720
Data processing expense	433	400	1,299	1,235
FDIC assessment	604	223	2,036	484
Bank shares tax	214	158	646	485
Expense of ORE	774	0	812	0
Other	1,695	1,145	4,070	3,512
Total other expenses	8,044	6,411	22,064	18,908
Income (Loss) before income taxes	(10,187)	5,748	(8,964)	15,836
Income tax expense (benefit)	(4,003)	1,421	(3,802)	3,809
NET INCOME (LOSS)	$(6,184)	$4,327	$(5,162)	$12,027

Basic earnings (loss) per share	$(0.38)	$0.27	$(0.32)	$0.76
Diluted earnings (loss) per share	$(0.37)	$0.27	$(0.31)	$0.74

Weighted average number of basic shares	16,197,941	15,888,360	16,140,834	15,825,238
Weighted average number of diluted shares	16,585,125	16,218,396	16,534,226	16,166,444

See notes to financial statements
(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2009	2008
	(dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$46,782	$54,236
Fees & Commissions Received	4,191	4,295
Interest Paid	(19,424)	(28,327)
Income Taxes Paid	(1,861)	(3,151)
Cash Paid to Suppliers & Employees	(22,212)	(17,559)
Net Cash Provided by Operating Activities	$7,476	$9,494
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Maturities	$500	$0
Proceeds from Sales prior to maturity	24,117	65,240
Proceeds from Calls prior to maturity	28,615	30,817
Purchases	(42,695)	(58,386)
Net Increase in Loans to Customers	(13,405)	(54,224)
Capital Expenditures	(1,336)	(2,526)
Net Cash Provided/(Used) by Investing Activities	$(4,204)	$(19,079)
Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$55,369	$37,914
Net Increase/(Decrease) in Certificates of Deposit	46,961	(27,251)
Proceeds from issuance of Subordinated Debentures	11,000	0
Net Decrease in Borrowed Funds	(37,496)	(3,111)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	1,437	2,275
Net Proceeds from Issuance of Common Stock – Stock Option Plans	92	197
Dividends Paid	(2,413)	(5,220)
Net Cash Provided/(Used) by Financing Activities	$74,950	$4,804
Net Increase/(Decrease) in Cash and Cash Equivalents	$78,222	$(4,781)
Cash & Cash Equivalents at Beginning of Year	$18,171	$24,735
CASH & CASH EQUIVALENTS AT END OF PERIOD	$96,393	$19,954

(Continued)
(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2009	2008
	(dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$(5,162)	$12,027
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(2,872)	(2,741)
Equity in trust	(4)	(8)
Depreciation and Amortization	1,356	1,353
Provision for Probable Credit Losses	20,760	1,150
Provision for Deferred Taxes	(168)	(161)
Gain on Sale of Loans	(1,287)	(380)
Gain on Sale of Investment Securities	(795)	(1,025)
Impairment losses on Investment Securities	2,781	0
Gain on Sale of Other Real Estate	(73)	(488)
Increase/(Decrease) in Taxes Payable	(5,638)	73
Decrease in Interest Receivable	649	1,351
Decrease in Interest Payable	(813)	(2,455)
Increase in Prepaid Expenses and Other Assets	(1,728)	(1,209)
Increase in Accrued Expenses and Other Liabilities	470	2,007
Total Adjustments	$12,638	$(2,533)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,476	$9,494

See notes to financial statements
(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2009
(In thousands, except share data)
(UNAUDITED)
						ACCUMULATED OTHER COMPREHENSIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Comprehensive Income:
Net loss for the period	(5,162)				(5,162)		(5,162)
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale	12,184
Noncredit related losses on securities not expected to be sold	(4,369)
Reclassification adjustment for gain or loss included in income	517
Total other comprehensive income, net of tax	8,332					8,332	8,332
Comprehensive Income	3,170
Issuance of Common Stock –Stock Options Plans		15,500	19	232			251
Issuance of Common Stock through Dividend Reinvestment		185,142	232	1,205			1,437
Cash dividends paid, $0.15 per share					(2,413)		(2,413)
BALANCES, SEPTEMBER 30, 2009		16,248,570	$20,311	$61,028	$33,317	$(11,869)	$102,787

See notes to financial statements
(5)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2008
(In thousands, except share data)
(UNAUDITED)
						ACCUMULATED OTHER COMPREHENSIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2007		15,746,250	$19,683	$56,490	$33,159	$(2,190)	$107,142
Comprehensive Income:
Net income for the period	12,027				12,027		12,027
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $10,114	(18,783)
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $359	666
Total other comprehensive loss, net of tax	(18,117)					(18,117)	(18,117)
Comprehensive Loss	(6,090)
Issuance of Common Stock - Stock Options Awarded		26,314	39	158			197
Issuance of Common Stock through Dividend Reinvestment		183,232	223	2,052			2,275
Prior period adjustment					(56)		(56)
Cash dividends paid, $0.33 per share					(5,220)		(5,220)
BALANCES, SEPTEMBER 30, 2008		15,955,796	$19,945	$58,700	$39,910	$(20,307)	$98,248

See notes to financial statements
(6)

FIRST NATIONAL COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry.  The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company's 2008 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation.  The accompanying interim financial statements are unaudited.  In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles.  Also in the opinion of management, all adjustments (which include only normal recurring adjustments)  necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2008.

(2) The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity:

	September 30, 2009			September 30, 2008
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$18,744	$(6,560)	$12,184	$(28,897)	$10,114	$(18,783)
Noncredit related losses on securities not expected to be sold	(6,720)	2,351	(4,369)	0	0	0
Less: reclassification adjustment for gain or loss realized in net income	795	(278)	517	1,025	(359)	666
Net unrealized gains (losses)	$12,819	$(4,487)	$8,332	$27,872	$9,755	$(18,117)
Other comprehensive income (loss)	$12,819	$(4,487)	$8,332	$27,872	$9,755	$(18,117)

(3) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period.  Such shares amounted to 16,140,834 and 15,825,238 for the periods ending September 30, 2009 and 2008, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period.  Such shares amounted to 16,534,226 and 16,166,444 for the periods ending September 30, 2009 and 2008, respectively.

(4)           On August 30, 2000, the Corporation’s board of directors adopted an Employee Stock Incentive Plan in which options may be granted to key officers and other employees of the Corporation.  The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares.  Options and rights granted under the plan become exercisable six months after the date the options are awarded and expire ten years after the award date.

The board of directors also adopted on August 30, 2000, the Independent Directors Stock Option Plan for members of the corporation’s board of directors who are not officers or employees of the corporation or its subsidiaries.  The aggregate number of shares issuable under the plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.
(7)

In accordance with current accounting guidance, all options granted have been charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Corporation’s stock option plans is presented below:

	Nine months ended September 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	325,134	$12.36	360,694	$11.93
Granted	74,600	10.81	0
Exercised	(15,500)	5.97	(31,125)	6.31
Forfeited	(3,061)	18.80	(2,061)	19.72
Outstanding at the end of the period	381,173	12.27	327,508	12.41

Options exercisable at September 30,	381,173	12.27	327,508	12.41
Weighted average fair value of options granted during the period		2.13		---

Information pertaining to options outstanding at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	381,173	5.7 years	$12.27	381,173	$12.27

(5)           FHLB Stock:  As a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), First National Community Bank is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants.  As of September 30, 2009 and December 31, 2008, our FHLB stock totaled $10.9 and $10.4 million, respectively.

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
(8)

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and
•	its liquidity and funding position.

After evaluating all of these considerations, First National Community Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered.  Accordingly, no impairment charge was recorded on these securities for the three months ended September 30, 2009.  Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

(6)           Subsequent Events – In accordance with current accounting guidance, subsequent events have been evaluated through November 9, 2009, which is the date the financial statements were available to be issued.  Through that date, there were no events requiring disclosure.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
This quarterly report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Actual results and trends could differ materially from those set forth in such statements due to various risks, uncertainties and other factors.  Such risks, uncertainties and other factors that could cause actual results and experience to differ include, but are not limited to, the following:  the strategic initiatives and business plans may not be satisfactorily completed or executed, if at all;  increased demand or prices for the company’s financial services and products may not occur; changing economic and competitive conditions; technological developments; the effectiveness of the company’s business strategy due to changes in current or future market conditions; actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets; effects of deterioration of economic conditions on customers specifically the effect on loan customers to repay loans; inability of the company to raise or achieve desired or required levels of capital; paying significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future; the effects of competition, and of changes in laws and regulations, including industry consolidation and development of competing financial products and services; interest rate movements; relationships with customers and employees; challenges in establishing and maintaining operations; volatilities in the securities markets and related potential impairments of investment securities; and deteriorating economic conditions and declines in housing prices and real estate values and other risks and uncertainties, including those detailed in the company’s filings with the Securities and Exchange Commission.  When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.  The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2008.

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended September 30, 2009 and 2008.  The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

(9)

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses.  The bank provides practically all of the company’s earnings as a result of its banking services.  As of September 30, 2009, the company had 20 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania.  At September 30, 2009, the company had 294 full-time equivalent employees.

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

Summary:
The company recorded a net loss of $5,162,000 for the nine months ended September 30, 2009 compared to net income of $12,027,000 for the same period of the previous year which was a decrease of 143%.  The decrease is primarily due to a $19.6 million increase in the provision for credit losses caused by deteriorating economic conditions which was partially offset by a $639,000 improvement in net interest income before the provision for credit losses which reflects the benefits derived from balance sheet growth and the repricing of interest-sensitive assets and liabilities.  Other income decreased $2,673,000 due to a $2,781,000 impairment charge on securities.  Other expenses increased $3,156,000 over the same period of last year due primarily to an increase in FDIC insurance premiums of $1,552,000, an increase in expenses of ORE of $812,000 and a $428,000 charge to fund the reserve for off-balance sheet commitments.

(10)

The company recorded a net loss of $6,184,000 for the three months ended September 30, 2009 compared to net income of $4,327,000 for the same period of the previous year, as over $10 million was utilized to fund the reserve for credit losses.  Net interest income before the provision for credit losses decreased $586,000, or 6% compared to the same period of the previous year.  Other income for the quarter decreased $2,966,000, due to the $2,399,000 impairment charge, while other expenses increased $1,633,000, or 25% due to an increase in expenses of ORE of $774,000, an increase in the provision for off-balance sheet commitments of $428,000 and an increase in FDIC insurance premiums of $381,000.

RESULTS OF OPERATIONS
Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $30,394,000 and $29,755,000 (before the provision for credit losses) during the first nine months of 2009 and 2008, respectively.  The year to date net interest margin (tax equivalent) increased five basis points to 3.55% in 2009 compared to 2008 comprised of an eighty-one basis point decrease in the yield earned on earning assets which was offset by a ninety-nine basis point decrease in the cost of interest-bearing liabilities.  Excluding investment leveraging transactions, the 2009 margin would be 3.64% which is comparable to the 3.65% recorded during the first nine months of last year.

Earning assets increased $40 million to $1.278 billion during the first nine months of 2009 and total 92.2% of total assets, a slight decrease from the 94.2% at year-end.

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

	Nine months ended September 30,
	2009
	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$892,342	$37,239	5.53%
Loans (tax-free) (1)	51,216	1,747	6.92
Investment securities (taxable)	164,829	6,179	4.99
Investment securities (tax-free)(1)	111,636	3,796	6.97
Time deposits with banks and federal funds sold	23,917	44	0.24
Total interest-earning assets	1,243,940	49,005	5.54%
Non-interest earning assets	87,767
Total Assets	$1,331,707
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$901,650	$12,916	1.92%
Borrowed funds	239,624	5,695	3.13
Total interest-bearing liabilities	1,141,274	18,611	2.17%
Other liabilities and shareholders' equity	190,433
Total Liabilities and Shareholders' Equity	$1,331,707
Net interest income/rate spread		$30,394	3.37%
Net yield on average interest-earning assets			3.55%
Interest-earning assets as a percentage of interest-bearing liabilities			109%

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

	Period Ended September 30, 2009 vs 2008
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(6,322)	$784	$(5,538)
Loans (tax-free)	(56)	115	59
Investment securities (taxable)	(810)	(1,478)	(2,288)
Investment securities (tax-free)	253	861	1,114
Time deposits with banks and federal funds sold	(265)	297	32
Total interest income	$(7,200)	$579	$(6,621)

Deposits	$(6,540)	$931	$(5,609)
Borrowed funds	(1,752)	101	(1,651)
Total interest expense	$(8,292)	$1,032	$(7,260)
Net change in net interest income	$1,092	$(453)	$639

	Period Ended September 30, 2008 vs 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
Loans (taxable)	$(8,106)	$1,973	$(6,133)
Loans (tax-free)	(60)	413	353
Investment securities (taxable)	395	73	468
Investment securities (tax-free)	(192)	306	114
Time deposits with banks and federal funds sold	(23)	11	(12)
Total interest income	$(7,986)	$2,776	$(5,210)

Deposits	$(6,284)	$(591)	$(6,875)
Borrowed funds	(1,633)	2,639	1,006
Total interest expense	$(7,917)	$2,048	$(5,869)
Net change in net interest income	$(69)	$728	$659

(13)

Other Income and Expenses:
Other income in the first nine months of 2009 decreased $2,673,000 in comparison to the same period of 2008 primarily due to a $2,781,000 other-than-temporary impairment loss on securities.  Service charges and fees decreased $154,000 compared to the prior period.  Income from service charges on deposits decreased $178,000, or 9%, in comparison to the same period of last year.  Other fee income increased $24,000, or 1%.  Net gains from asset sales increased $262,000 comprised of a $907,000 increase in gains on residential mortgage loans to reduce the risk to rising rates; a $230,000 decrease in security gains as securities were sold to restructure the portfolio and to generate liquidity to meet loan demand; and a $415,000 decrease in gains on other real estate sold.

Other expenses increased $3,156,000 or 17% for the period ended September 30, 2009 compared to the same nine month period of the previous year.  Salaries and Benefits costs decreased $39,000 in comparison to the first nine months of 2008.  Occupancy and equipment costs increased $108,000, or 4%, data processing expenses increased $64,000, or 5%, FDIC insurance expense increased $1,552,000 due to increased premiums, bank shares tax expense increased $161,000, or 33%, expenses of other real estate increased $812,000 and a $428,000 charge to fund the reserve for off-balance sheet commitments.

On a quarterly basis, other income for the third quarter of 2009 decreased $2,966,000 in comparison to the same quarter of 2008 due to a $10.7 million increase in the provision for credit losses and $2,399,000 in other-than-temporary impairment losses on securities.  Service charges and fees decreased $10,000 when compared to the prior period.  Net gains from asset sales decreased $557,000 when compared to the third quarter of 2008.

Other expenses for the third quarter of 2009 increased $1,633,000, or 25% in comparison to the same period of 2008 primarily due to an increase in expenses of other real estate of $774,000 and FDIC insurance premiums of $381,000 and a $428,000 charge to fund the reserve for off-balance sheet commitments.

Other Comprehensive Income:
The Company’s other comprehensive income includes unrealized holding gains (losses) on securities which it has classified as available-for-sale in accordance with current accounting guidance.

Provision for Income Taxes:
The provision for income taxes is calculated based on annualized taxable income.  The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2009	2008
Provision at statutory rate	$(3,048)	$5,394
Add (Deduct):
Tax effect of non-taxable interest income	(1,885)	(1,486)
Tax effect of other tax free income	(230)	(269)
Non-deductible interest expense	173	194
Tax benefit from stock options exercised	(11)	(48)
Deferred tax benefits	(21)	(19)
Other timing differences	1,175	0
Other items, net	45	43
Income tax expense	$(3,802)	$3,809

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

(14)

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

The FDIC Board also adopted the final rule imposing a 5 basis point emergency special assessment on the industry on June 30, 2009. The assessment was collected on September 30, 2009. For the bank, based upon our deposit levels at June 30, 2009, the additional amount of 2009 FDIC insurance expense related to this special assessment was $603,000.  This adjustment was recognized during the second quarter of 2009.  On September 29, 2009, the FDIC Board adopted a proposed rulemaking that would require banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Under the proposed rulemaking, banks would be assessed through 2010 according to the risk-based premium schedule adopted earlier this year.  Beginning January 1, 2011, the base rate would increase by 3 basis points.

Securities:
Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$15,343	$15,343	$32,233	$32,233
Obligations of state & political subdivisions	129,653	129,708	101,451	101,417
Collateralized mortgage obligations
Government sponsored agency	32,784	32,784	29,223	29,223
Private label	27,011	27,011	31,840	31,840
Residential mortgage-backed securities	25,220	25,220	30,061	30,061
Pooled Trust Preferred Senior Class	2,810	2,810	2,775	2,775
Pooled Trust Preferred Mezzanine Class	12,495	12,495	14,877	14,877
Corporate debt securities	4,128	4,128	4,274	4,274
Equity securities and mutual funds	1,005	1,005	974	974
Total	$250,449	$250,504	$247,708	$247,674

(15)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2009 of the company’s Investment Securities classified as available-for-sale (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$17,712	$149	$2,518	$15,343
Obligations of state and political subdivisions:	122,787	7,345	2,355	127,777
Collateralized mortgage obligations:
Government sponsored agency	31,885	955	56	32,784
Private label	32,604	53	5,646	27,011
Residential mortgage-backed securities:	23,743	1,477	0	25,220
Pooled Trust Preferred Senior Class	3,843	0	1,033	2,810
Pooled Trust Preferred Mezzanine Class	28,943	0	16,448	12,495
Corporate debt securities:	4,306	13	191	4,128
Equity securities and mutual funds:	1,010	0	5	1,005
Total	$266,833	$9,992	$28,252	$248,573

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at September 30, 2009 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$1,876	$55	$0	$1,931
Total	$1,876	$55	$0	$1,931

The following table shows the amortized cost and approximate fair value of the company’s debt securities at September 30, 2009 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$502	$503	$0	$0
After one year through five years	2,455	2,530	0	0
After five years through ten years	8,852	8,967	453	463
After ten years	165,782	150,553	1,423	1,468
Collateralized mortgage obligations	64,489	59,795	0	0
Mortgage-backed securities	23,743	25,220	0	0
Total	$265,823	$247,568	$1,876	$1,931

(16)

Gross proceeds from the sale of investment securities for the periods ended September 30, 2009 and 2008 were
$24,116,954 and $65,239,682 respectively with the gross realized gains being $1,217,412 and $1,078,417 respectively, and gross realized losses being $422,181 and $53,562 respectively.

At September 30, 2009 and 2008, investment securities with a carrying amount of $202,619,358 and $192,839,216 respectively, were pledged as collateral to secure public deposits and for other purposes.

Impairment of Investment Securities

Investment Securities:  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the company does not intend to sell the underlying debt security.  In the second quarter of 2009 we recorded a $382,000 other-than-temporary charge.  This charge includes $242,000 in credit related other-than-temporary impairment on a trust preferred collateralized debt obligation and $140,000 recorded on a private label mortgage-backed security.  All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities.  Additionally, $3.3 million in noncredit related other-than-temporary impairment was recorded in OCI on the two securities which were classified as impaired.

During the third quarter of 2009, the company recorded a $2.4 million other-than-temporary impairment (OTTI) charge on debt securities.  This charge includes $1,675,000 in credit related OTTI on four pooled trust preferred collateralized debt obligations and $724,000 on four private label mortgage-backed securities.  All of the securities for which OTTI was recorded were classified as available-for-sale.  Additionally, a $2.6 million decrease in noncredit related OTTI was recorded on the eight securities which incurred credit related impairment, comprised of a $1.0 million improvement on trust preferred securities and a $1.6 million improvement in the value of the private label mortgage-backed securities.

We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to financial institutions.  Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of current accounting guidance, and are therefore evaluated for other-than-temporary impairment using management's best estimate of future cash flows.  If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized.  There is a risk that this quarterly review could result in First National Community Bancorp, Inc. recording additional other-than-temporary impairment charges in the future.

At September 30, 2009, 17% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities.  Corporate fixed income comprised 1% of the total unrealized losses, while pooled trust preferred collateralized debt obligations accounted for 62% and 20% came from private label mortgage-backed securities..

As of September 30, 2009, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $32.8 million with an estimated fair value of $15.3 million.  One of our pooled securities is a senior tranch and the remainder are mezzanine tranches.  During 2009, all of the pooled issues were downgraded by Moody's Investor Services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.

(17)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment.  In the third quarter of 2009, $1,675,000 in other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations.  When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment.  The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows.  The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment.  A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of  current accounting guidance  by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2009.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

The following table presents the gross unrealized losses and fair values at September 30, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$1,495	$5	$8,418	$2,513	$9,913	$2,518
Obligation of state and political subdivisions	0	0	21,422	2,355	21,422	2,355
Collateralized mortgage obligations
Government sponsored agency	7,183	56	0	0	7,183	56
Private Label	7,353	376	17,694	5,270	25,047	5,646
Residential Mortgage-backed securities	0	0	0	0	0	0
Corporate debt securities	0	0	1,115	191	1,115	191
Pooled Trust Preferred Senior Class	0	0	2,810	3,541	2,810	3,541
Pooled Trust Preferred Mezzanine Class	0	0	12,495	13,940	12,495	13,940
Mutual Fund	0	0	995	5	995	5
	$16,031	$437	$64,949	$27,815	$80,980	$28,252

Corporate securities had a total unrealized loss of $17.7 million as of September 30, 2009.  Almost $17.5 million of the unrealized losses were from pooled trust preferred collateralized debt obligations.

(18)

The following table presents the gross unrealized losses and fair values at December 31, 2008 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$15,602	$718	$0	$0	$15,602	$718
Obligation of state and political subdivisions	44,045	2,522	26,733	4,799	70,778	7,321
Collateralized mortgage obligations
Government sponsored agency	0	0	0	0	0	0
Private Label	26,762	7,583	5,078	1,566	31,840	9,149
Residential Mortgage-backed securities	0	0	0	0	0	0
Corporate debt securities	0	0	690	560	690	560
Pooled Trust Preferred Senior Class	2,775	1,189	0	0	2,775	1,189
Pooled Trust Preferred Mezzanine Class	3,720	3,462	14,741	12,538	18,461	16,000
Mutual Fund	0	0	964	36	964	36
	$92,904	$15,474	$48,206	$19,499	$141,110	$34,973

The following table provides additional information related to our corporate securities as of September 30, 2009:

Name of Issuer	Name of Issuer's Parent Company	Book Value	Fair Value	Unrealized Gain/Loss	Current Moody's /Fitch Issuer Ratings
		(dollars in thousands)
Chase Capital	JP Morgan Chase & Co.	500	319	(181)	A1 / A+
Dean Witter Discv	Morgan Stanley	806	796	(10)	A2 / A
General Electric Capital	General Electric Capital Corp	3,000	3,013	13	Aa2 / NA

As of September 30, 2009, the book value of our pooled trust preferred collateralized debt obligations totaled $32.8 million with an estimated fair value of $15.3 million, which includes securities comprised of 377 banks and other financial institutions.

(19)

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of September 30, 2009:

Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Current Number of Banks	Actual Deferrals / Defaults as a % of Current Collateral
		(dollars in thousands)
PreTSL VIII	Mezzanine	1,583	378	(1,205)	Ca / CC	37	42.8%
PreTSL IX	Mezzanine	3,000	1,301	(1,699)	Ca / CC	49	26.3%
PreTSL X	Mezzanine	2,827	888	(1,939)	Ca / CC	57	28.6%
PreTSL XI	Mezzanine	5,000	2,408	(2,592)	Ca / CC	65	18.7%
PreTSL XIX	Mezzanine	7,107	3,566	(3,541)	B3 / B	60	14.7%
PreTSL XXVI	Senior	3,844	2,810	(1,034)	Ba1 / BBB	64	20.0%
PreTSL XXVIII	Mezzanine	9,426	3,955	(5,471)	Ca / CC	45	13.3%

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades, and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis, we evaluate our trust preferred securities for other-than-temporary impairment.  In the third quarter of 2009, $1.7 million in credit related OTTI charges were recognized on our pooled trust preferred securities.

Our pooled trust preferred collateralized debt obligations are measured for OTTI within the scope of current accounting guidance by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2009.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Estimate of Future Cash Flows – Cash flows are constructed using an INTEX cash flow model.  INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations.  It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available.  The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be returned.

The table below provides a cumulative roll forward of credit losses recognized:

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009

Beginning Balance	$382	$0
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized.	1,166	2,781
Additional credit losses on debt securities for which other-than temporary impairment was previously recognized	1,233	0
Ending Balance	$2,781	$2,781

(20)

Loans:
The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Real estate loans, secured by residential properties	$198,209	20.6	$169,358	17.5
Real estate loans, secured by nonfarm, nonresidential properties	367,234	38.0	2,983	43.6
Commercial & industrial loans	225,635	23.4	221,026	22.9
Loans to individuals for household, family and other personal expenditures	134,888	14.0	119,501	12.4
Loans to state and political subdivisions	38,400	4.0	34,027	3.5
All other loans, including overdrafts	433	0.0	413	0.1
Total Gross Loans	$964,799	100.0	$965,308	100.0
Less: Allow. for Credit Losses	(18,980)		(8,254)
Less: Unearned Discount	(317)		(380)
Net Loans	$945,502		$956,674

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Nine months Ended September 30, 2009	Year to date Ended December 31, 2008
Balance, January 1	$8,254	$6,673
Recoveries Credited	112	208
Losses Charged	(10,159)	(1,327)
Adjust for Off-Balance Sheet Reserve	13	0
Provision for Credit Losses	20,760	2,700
Balance at End of Period	$18,980	$8,254

As of September 30, 2009, the recorded investment in loans for which impairment has been recognized totaled $38.3 million.  The allowance for credit losses related to these loans was $9.1 million.

As of September 30, 2009, the company recorded income on impaired loans in accordance with current accounting guidance.  As such, no income was recognized for the period.

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	September 30, 2009	December 31, 2008
Nonaccrual loans:
Impaired	$29,489	$22,087
Other	12,748	176
Loans past due 90 days or more and still accruing	439	1,151
Total non-performing loans	42,676	23,414
Other Real Estate Owned	7,923	2,308
Total non-performing assets	$50,608	$25,722

Non-performing loans as a percentage of gross loans	4.4%	2.4%
Non-performing assets as a percentage of total assets	3.7%	2.0%

(21)

Non-performing assets are comprised of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned.  Loans are placed in nonaccrual status when a default of interest or principal has existed for 90 days or more.  When interest accrual is discontinued, interest accrued but not received is charged to current period earnings.  Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Nonaccrual loans at September 30, 2009 were comprised of thirty-three credits totaling $42.2 million.  Included in this total are $10.7 million of loans which are considered adequately secured and do not present a current risk of loss.  Declining real estate values are placing significant pressure on the collateral requirements, and management projects that losses on these credits could approximate $9 million if conditions do not improve on the remaining credits.  The majority of this loss is isolated in four credits.

As of December 31, 2007, nonperforming loans were comprised of four credits.  During 2008, three large credits totaling $14.1 million on December 31, 2008 were classified nonperforming which led to the increase for the period.  All three credits represent shared participation loans in the southeast Florida market for land development.  The collateral securing the loan was a first lien mortgage on the property.

During the first quarter of 2009, five additional credits totaling $15.2 million were transferred to nonaccrual status.  One loan for $5.0 million represents an additional credit in southeast Florida land development similar to the credits referred to above.  The other credits were:

1)  $1,549,000 - - This credit represents an unsecured commercial line of credit extended to a professional;

2)  $2,237,000 - - This credit represents a commercial mortgage secured by commercial property;

3)  $2,552,000 - - This credit represents a commercial mortgage secured by a hotel; and

4)  $3,922,000 - - This credit represents a commercial construction loan secured by real estate.

As of September 30, 2009, the total balance of these loans was $17.3 million.  The allowance for credit losses applicable to these credits was $6.7 million.

During the second quarter of 2009, nonperforming loans decreased over $5 million due primarily to write-downs on the Florida credits upon updated market valuations.

During the third quarter of 2009, nonperforming loans increased $15.5 million due to the addition of sixteen credits totaling $21.7 million.  The majority of the increase is isolated in three credits as follows:

1)  $10,991,000 - - This credit represents a land development loan secured by residential land subdivision;

2)  $4,844,000 - - This credit represents a land development loan secured by residential land subdivision;

3)  $4,909,000 - - This credit represents a land development loan secured by residential land subdivision.

(22)

For loans which are dependent on the underlying value of the collateral, external appraisals are utilized to accurately assess the fair value of the collateral.

For loans determined to be impaired, external appraisals are to be obtained at a minimum annually, and more frequently as warranted.  Upon receipt, this information is to be incorporated into the current loan provision and/or charge-off listing.

A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of collateral held.  A collateral dependent loan is determined to be impaired when it is probable that the institution will be unable to collect all amounts due according to the contractual terms of the loan.  When a loan is placed on nonaccrual and/or determined to be impaired an appraisal is ordered.  Upon receipt, the appraisal is reviewed and, if the fair value is determined to be less than the outstanding balance of the loan, the deficiency is charged-off.

When appraisals are unavailable or delayed, alternative measures are utilized to determine collateral deterioration, including analysis of and comparison to similar properties, analysis of local market activity and current market conditions, and review of any other factors which would assist in providing a reasonable estimation of value.

The Company relies on updated appraisals and does not alternatively utilize internally developed estimates.

Provision for Credit Losses:
The provision for credit losses is analyzed in accordance with GAAP and varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio.  As of September 30, 2009, the Allowance for Loan and Lease Losses (ALLL) methodology was revised to include an enhanced impairment measurement process.  Enhancements were also made to historical loss analysis, including expanded loan pool analysis and detailed migration adjustment factors.  By implementing these enhancements, the company greatly improved its ALLL analysis.

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

The company recorded a provision for loan losses of $7.25 million for the second quarter of 2009, and $11,050 million for the third quarter of 2009, compared to a provision of $550,000 and $300,000 in the second and third quarters of 2008, respectively.  The expected increase in the provision for loan losses is a result of a variety of factors including current economic conditions, as well as an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.

The ratio of the loan loss reserve to total loans at September 30, 2009 and 2008 was 1.97% and 0.68%, respectively.

During the second quarter of 2009, several large credits were reclassified to nonaccrual status and real estate appraisals were received which resulted in the $8.0 million of net charge-offs for the period.  In order to adequately fund the allowance for credit losses, a provision of $7.3 million was required during the second quarter.  The events which led to the loss recognition during the second quarter were unknown as of December 31, 2008 and March 31, 2009.  An additional $11 million was allocated to the allowance during the third quarter in order to adequately provide for future losses.

During the period ended June 30, 2009, impaired loans decreased $6.8 million to $25.5 million due to charge-offs on loans classified impaired on March 31, 2009.

(23)

Management continues to aggressively manage impaired loans in an effort to reduce loan balances through concerted efforts with affected customers to develop strategies to resolve borrower issues, through sale or liquidation of collateral, foreclosure, or other means to reduce the bank's exposure to impaired loans.

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
The short-term liquidity position of the company is strong as evidenced by $96,393,000 in cash and cash equivalents.  A secondary source of liquidity is provided by the investment portfolio with $21 million or 7% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.
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

(24)

Total stockholders' equity increased $2,445,000 during the first nine months of 2009 comprised of a decrease in retained earnings in the amount of $7,575,000 after paying cash dividends, $1,688,000 from stock issued through Dividend Reinvestment and Stock Options and an $8,332,000 increase in other comprehensive income.   Management believes that the $11.9 million unrealized loss recorded as of September 30, 2009 represents "distressed" pricing levels and is a temporary event.  During the first nine months of 2009, the company recognized a $2,781,000 impairment charge on investment securities due to an Other-Than-Temporary-Impairment (OTTI).  The credit component of the impairment is recognized through earnings while the remaining decrease in the estimated fair value of the security is recognized in other comprehensive income.  During the same period of 2008, total stockholders' equity decreased $8,894,000, or 8%, comprised of an increase in retained earnings of $6,751,000, after paying cash dividends, $2,472,000 from stock issued through Dividend Reinvestment and Stock Option Plans and an $18,117,000 decrease in other comprehensive income.  The total dividend payout during the first nine months of 2009 and 2008 represents $.15 per share and $.33 per share, respectively.  Excluding the impact due to securities valuation, core equity decreased $5,887,000 during the first nine months of 2009 and increased $9,223,000 for the same period of the previous year.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy.  Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%.  In addition, bank regulators have issued risk-based capital guidelines.  Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required.  As of September 30, 2009, the company and the bank met all capital requirements.

Effective September 1, 2009, the company is offering only to Accredited Investors up to $25,000,000 principal amount of Subordinated Notes Due 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100,000 and integral multiples of $100,000 in excess thereof.  The Notes will mature on September 1, 2019.  For the first five years from issuance, the company will pay interest only on the Notes.  Commencing September 1, 2015, the company will pay interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity.  Payments of interest will be payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month beginning on December 1, 2009.  Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015.  The Notes will be issued in registered form and without coupons.

The Notes are unsecured obligations of the Company and are subordinate in right of payment to the company’s senior indebtedness.  Neither the company nor the bank has guaranteed payment of interest and principal on the Notes.  The Notes will not be subject to a trust indenture with an independent trustee and, upon default, the Noteholders will have no special remedy against the company.  The Notes will not be rated by a nationally recognized statistical rating organization.

	First National Community Bank		First National Community Bancorp, Inc.
	Amount	Ratio	Amount	Ratio
Actual:
Total Capital (to Risk Weighted Assets)	$141,449	11.42%	$143,860	11.61%
Tier I Capital (to Risk Weighted Assets)	$124,597	10.06%	$116,004	9.36%
Tier I Capital (to Average Assets)	$124,597	9.22%	$116,004	8.64%

For Capital Adequacy Purposes:
Total Capital (to Risk Weighted Assets)	>$99,080	>8.00%	>$99,080	>8.00%
Tier I Capital (to Risk Weighted Assets)	>$49,540	>4.00%	>$49,540	>4.00%
Tier I Capital (to Average Assets)	>$54,082	>4.00%	>$53,704	>4.00%

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital (to Risk Weighted Assets)	>$123,850	>10.00%	>$123,850	>10.00%
Tier I Capital (to Risk Weighted Assets)	>$74,310	>6.00%	>$74,310	>6.00%
Tier I Capital (to Average Assets)	>$67,603	>5.00%	>$67,130	>5.00%

(25)

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

The estimated fair values of the company's financial instruments (in thousands) are as follows:

	September 30, 2009
	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and short term investments	$96,393	$96,393
Securities	261,963	262,019
Gross Loans	964,482	982,290

FINANCIAL LIABILITIES
Deposits	$1,055,222	$1,058,530
Borrowed funds	218,701	222,796

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of credit	$0	$673

(26)

	December 31, 2008
	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and short term investments	$18,171	$18,171
Securities	258,795	258,761
Gross Loans	964,928	1,002,111

FINANCIAL LIABILITIES
Deposits	$952,892	$957,367
Borrowed funds	245,197	247,924

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of credit	$0	$568

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first nine months of 2009.  For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2008.

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

(27)

Item 1A. – Risk Factors.
In addition to the Risk Factors previously disclosed in the company's Form 10-K for the year ending December 31, 2008:
The Corporation may need or be compelled to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.
Federal banking regulators require the company and bank to maintain adequate levels of capital to support their operations.  These capital levels are determined and dictated by law, regulation and banking regulatory agencies.  In addition, capital levels are also determined by the company’s management and board of directors, based on capital levels that they believe are necessary to support the company’s business operations.  The company is evaluating its present and future capital requirements and needs and is also analyzing capital raising alternatives and options.  Even if the company succeeds in meeting the current regulatory capital requirements, the company may need to raise additional capital in the near future to support possible loan losses during future periods or to meet future regulatory capital requirements.

Further, the company’s regulators may require it to increase its capital levels. If the Corporation raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per share book value and earnings per share of its common stock.  Furthermore, it may have an adverse impact on the company’s stock price. New investors may also have rights, preferences, and privileges senior to the company’s current shareholders, which may adversely impact its current shareholders. The company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the company cannot assure you of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If the company cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired.  Additionally, the inability to raise capital in sufficient amounts may adversely affect the company’s operations, financial condition, and results of operations.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.
We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of September 30, 2009, our investment portfolio included seven pooled trust preferred securities with an amortized cost of $32.8 million and an estimated fair value of $15.3 million.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3 - Defaults upon Senior Securities.
None
Item 4 - Submission of Matters to a Vote of Security Holders.
None

Item 5 - Other Information.
None

(28)

Item 6 – Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company
Exhibit 10.1	Amended Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to the Company’s Amended Registration Statement on Form S-3 filed on July 19, 2009)
Exhibit 10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.3	2000 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.4	Directors’ and Officers’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(29)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC

Date: November 9, 2009	By: /s/ J. David Lombardi
J. David Lombardi, President/ Chief Executive Officer

Date: November 9, 2009	By: /s/ William Lance
William Lance, Treasurer Principal Financial Officer and Principal Accounting Officer

(30)

Exhibit Index

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company
Exhibit 10.1	Amended Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to the Company’s Amended Registration Statement on Form S-3 filed on July 19, 2009)
Exhibit 10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.3	2000 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.4	Directors’ and Officers’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(31)