Form 10-K
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2010-03-16
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53869

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |__| No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.Yes |__| No | X |

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   | X |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.(Check one)

Large Accelerated Filer | | Accelerated Filer | X | Non-Accelerated Filer | | Smaller reporting company | | (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes | | No | X |

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $141,571,176 at June 30, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,296,899 shares of common stock as of March 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010 are incorporated by reference into Part III of this report.

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

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Keyser Village	April 2008
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004
Honesdale	November 2006
Stroudsburg	May 2007
Honesdale Route 6	October 2007
Marshalls Creek	May 2008
Dunmore – Wheeler Ave.	December 2009

The bank provides many banking services to individuals and businesses including Image Checking and E-Statement.  Deposit products include standard checking, savings and certificate of deposit products, as well as a variety of preferred products for higher balance customers.  The bank also participates in the Certificate of Deposit Account Registry program which allows customers to secure FDIC insurance on balances in excess of the standard limitations.  Consumer loans include both secured and unsecured installment loans, fixed and variable rate mortgages, jumbo mortgages, home equity term loans and lines of credit and "Instant Money" overdraft protection loans.  Additionally, the bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans.  VISA personal credit cards are available through the bank, as well as the FNCB Check Card which allows customers to access their checking account at any retail location that accepts VISA and serves the dual purpose of an ATM card.  In the commercial lending field, the bank offers demand and term loans, either secured or unsecured, letters of credit, working capital loans, accounts receivable, inventory or equipment financing loans, construction loans, and commercial mortgages.  In addition, the bank offers MasterCard, VISA processing services and Remote Deposit Capture to its commercial customers, as well as our Cash Management service which can be accessed through FNCBusiness Online, which is Internet based.  FNCBusiness Online is a menu driven product that allows our business customers to have direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business.  Asset management services are conveniently available at FNCB through FNCB Investment Services.  As a result of the bank’s partnership with FNCB Investment Services, our customers are able to access alternative products such as mutual funds, annuities, stock and bond purchases, etc. directly from our FNCB Investment Services representatives.  The bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online and its Bill Payment service via the Internet and its ATM network.  Automated teller machines are available at the following locations:

Community Offices	Remote Locations
Dunmore	Petro Truck Stop, 98 Grove St., Dupont
Scranton	Bill’s Shoprite Supermarket, Rt. 502, Daleville
Dickson City	Joe’s Kwik Mart, 620 N. Blakely St., Dunmore
Keyser Village	Joe’s Kwik Mart, Rts 940 and I-380, Pocono Summit
Wilkes-Barre	Joe’s Kwik Mart, 303 Route 315, Dupont
Pittston	107 Woodland Road, Mt. Pocono
Kingston	Bill’s Shoprite Supermarket, Pocono Village Mall, Mt. Pocono
Exeter	Cooper's Seafood, 701 N. Washington Ave., Scranton
Daleville
Plains
Back Mountain
Clarks Green
Hanover Township
Nanticoke
Hazleton
Route 315
Honesdale
Stroudsburg
Honesdale Route 6
Marshalls Creek
Dunmore – Wheeler Ave.

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

As of December 31, 2009 industry concentrations exist within the following two industries.  Loans and lines of credit to each of these industries were as follows:

	Amount	% of Regulatory Capital
Land Subdivision	$74,959,000	51%
Solid Waste Landfills Industry	$46,325,000	31%

All loans included in the Solid Waste Landfills Industry are fully secured by cash collateral on deposit at the bank.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law and subsequently amended by the American Recovery and Reinvestment Act of 2009 on February 17, 2009. Under the authority of the EESA, as amended, the United States Department of the Treasury (the “Treasury”) created the Troubled Asset Relief Program (“TARP”) Capital Purchase Program and through this program invested in financial institutions by purchasing preferred stock and warrants to purchase either common stock or additional shares of preferred stock. As of December 31, 2009, the Treasury will not make additional investments under the TARP Capital Purchase Program but is considering continuing a similar program for banks under $10 billion in assets under a different program.  The Company did not  participate in the TARP Capital Purchase Program.

The EESA, as amended, also included a provision for a temporary increase in FDIC insurance coverage from $100,000 to $250,000 per depositor through December 31, 2009. In May 2009, Congress extended the increased coverage until December 31, 2013. After that time, the per depositor coverage will return to $100,000.

EMPLOYEES
As of December 31, 2009 the bank employed 326 persons, including 55 part-time employees.

AVAILABLE INFORMATION
The company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission. You may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 100 #F Street, NE, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The company’s web site address is http://www.fncb.com. The company makes available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, we will provide electronic or paper copies of the company’s filings free of charge upon request.  A copy of the company’s Annual Report on Form 10-K for the year ended December 31, 2009 may be obtained without charge from our website at www.fncb.com or via email at fncb@fncb.com.  Information may also be obtained via written request to First National Community Bancorp, Inc. Attention:  Treasurer, 102 East Drinker Street, Dunmore, PA  18512.

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

Market may have materially adverse effects on our liquidity and financial condition.
Over the past two years, the capital and credit markets have been experiencing extreme volatility and disruption.  In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If the market disruption and volatility returns, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition and profitability.

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

The Company Is Subject To Lending Risk
As of December 31, 2009, approximately 44% of the Company’s loan portfolio consisted of commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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
We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2009, our investment portfolio included seven pooled trust preferred securities with an amortized cost of $30.2 million and an estimated fair value of $10.8 million.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.
    The Company’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At December 31, 2009, its allowance for loan losses totaled $22.5 million, representing 2.37% of its total loans.
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
The Company’s Profitability Depends Significantly On Economic Conditions In The Commonwealth of Pennsylvania specifically in Lackawanna and Luzerne County.
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

The Company Relies On Dividends From Its Subsidiaries For Most Of Its Revenue.
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

The Company May Not Be Able To Attract and Retain Skilled People.
During the first quarter of 2010 our President and Chief Executive Officer and Principal Financial Officer resigned.  As a result, we are currently conducting a search for replacements.  While we hope to recruit a new CEO and Principal Financial Officer as soon as possible, we do not know how long the process will take or when it will be concluded.  Further, until we find a permanent CEO and Principal Financial Officer, we may be unable to successfully manage and grow the business; and, our business, financial condition and profitability may suffer.  We believe each member of our senior management team is important to our success and the unexpected loss of any of these persons could impair our day-to-day operations as well as our strategic direction.

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

The Company Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility.
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

The Trading Volume In The Company’s Common Stock Is Less Than That Of Other Larger Financial Services Companies.
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

Bank Secrecy Act and Related Laws and Regulations – These laws and regulations have significant implications for all financial institutions.  They increase due diligence requirements and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering activities.  Even innocent noncompliance and inconsequential failure to follow the regulations could result in significant fines or other penalties, which could have a material adverse impact on the Corporation’s financial condition, results of operations or liquidity.

    Readers should review the risk factors described in other documents that we file or furnish, from time to time, with the Securities and Exchange Commission, including Annual Reports to Shareholders, Annual Reports filed on Form 10-K and other current reports filed or furnished on Form 8-K.

Item 1B.                      Unresolved Staff Comments.

None

Item 2.                      Properties.

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	1743 North Keyser Avenue
	Scranton, PA	Lease	Keyser Village Branch

5	23 West Market Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	301 McConnell Street
	Stroudsburg, PA	Own	Stroudsburg Branch

19	1127 Texas Palmyra Highway
	Honesdale, PA	Lease	Honesdale Route 6 Branch

20	5120 Milford Road
	East Stroudsburg, PA	Own	Marshalls Creek Branch

21	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

22	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

23	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

24	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

25	119-123 South Blakely Street
	Dunmore, PA	Own	Parking Lot

26	Rt. 940
	Blakeslee, PA	Own	Land

27	Route 611
	Paradise Township, PA	Own	Land

28	Main Street
	Taylor, PA	Own	Land

29	Milford Road
	East Stroudsburg, PA	Own	Land

30	1219 Wheeler Avenue
	Dunmore, PA	Lease	Wheeler Ave. Branch

31	280 Mundy Street
	Wilkes-Barre, PA	Own	Future bank offices

Item 3.               Legal Proceedings.

Neither the company nor its subsidiaries are involved in any material pending legal proceedings, other than routine litigation incidental to the business nor does the company know of any proceedings contemplated by governmental authorities.

Item 4.               (Removed and Reserved.)

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

INVESTOR INFORMATION

MARKET PRICES OF STOCK AND DIVIDENDS PAID
The company’s common stock is not actively traded. The principal market area for the company’s stock is northeastern Pennsylvania, although shares are held by residents of other states across the country.  First National Community Bancorp, Inc. is listed in the Over-The-Counter Bulletin Board (OTCBB) Stocks under the symbol “FNCB”.  Quarterly market highs and lows and dividends paid for each of the past two years are presented below.  These prices represent actual transactions.  The company currently has suspended paying cash dividends.

	MARKET PRICE
	HIGH	LOW	DIVIDENDS PAID PER SHARE
QUARTER	2009
First	$11.90	$7.55	$ .11
Second	13.00	8.70	.02
Third	9.25	5.50	.02
Fourth	6.85	4.90	.02
			$ 0.17

QUARTER	2008
First	$18.96	$12.98	$ .11
Second	16.47	13.48	.11
Third	15.27	11.87	.11
Fourth	13.48	9.56	.13
			$ 0.46

MARKET MAKERS

The following firms are known to make a market in the company’s stock:

Boenning & Scattergood, Inc.	Ferris, Baker Watts, Incorporated	Monroe Securities	Stifel Nicolaus & Co.
4 Tower Bridge	100 Light Street	47 State Street	One Financial Plaza
200 Barr Harbor Drive, Suite 300	Baltimore, MD 21202	Rochester, NY 14614	501 North Broadway
W. Conshohocken, PA 19428-2979	(800) 638-7411	(800) 766-5560	St. Louis, MO 63102-2102
(610) 832-1212			(800) 776-6821

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ  07016-9982

Shareholder questions regarding stock ownership should be directed to the Investor Relations Department at Registrar and Transfer Company at 1-800-368-5948.

HOLDERS

As of March 12, 2010, there were approximately 1,650 holders of the company's common stock.

DIVIDEND CALENDAR

Dividends on the company’s common stock, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15.  Record dates for dividends are customarily on or about March 1, June 1, September 1, and December 1.  As of February 26, 2010, the company has suspended paying dividends indefinitely.

EQUITY COMPENSATION PLAN

Information regarding the company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2009 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2010 and is incorporated by reference.

PERFORMANCE GRAPH

First National Community Bancorp, Inc.

Total Return Performance
	Period Ending
INDEX	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First National Community Bancorp, Inc.	100.00	108.57	131.46	110.20	65.16	36.87
NASDAQ Composite Index	100.00	101.37	111.03	121.92	72.49	104.31
SNL $1B-$5B Bank Index	100.00	98.29	113.74	82.85	68.72	49.26

(*)           Source:  SNL Financial LC, Charlottesville, VA © 2009

(**)           SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

Assumes a $100 investment on December 31, 2004 and reinvestment of all dividends.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER OR AFFILIATED PURCHASERS
None.

Item 6.                      Selected Financial Data.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Total assets	$1,395,411	$1,313,759	$1,297,553	$1,186,327	$1,009,254
Interest-bearing balances with financial institutions	0	0	0	0	2,178
Securities	273,633	258,795	306,530	270,433	238,223
Net loans	927,324	956,674	897,665	829,121	707,248
Total deposits	1,071,607	952,892	945,517	920,973	750,666
Long-Term Debt	155,240	202,243	135,942	147,489	126,942
Stockholders' equity	91,133	100,342	107,142	96,862	84,419

Net interest income before provision for credit losses	39,510	40,209	39,314	35,482	30,950
Provision for credit losses	31,950	1,804	2,200	2,080	1,860
Other income	2,031	7,812	6,345	4,897	3,904
Other expenses	30,998	26,530	23,797	20,773	18,943
Income (loss) before income taxes	(21,407)	19,687	19,662	17,526	14,051
Provision (credit) for income taxes	(10,107)	4,604	4,966	4,017	2,826
Net income (loss)	(11,300)	15,083	14,696	13,509	11,225
Cash dividends paid	2,738	7,294	6,614	5,776	4,513

Per share data:
Net income - basic (1)	$(0.70)	$0.95	$0.94	$0.88	$0.74
Net income - diluted (1)	$(0.70)	$0.93	$0.92	$0.86	$0.72
Cash dividends (2)	$0.17	$0.46	$0.42	$0.38	$0.30
Book value (1)	$5.64	$6.33	$6.87	$6.31	$5.58
Weighted average number of shares outstanding–basic (1)	16,169,777	15,862,335	15,601,377	15,352,406	15,125,382
Weighted average number of shares outstanding-diluted (1)	16,558,207	16,200,098	15,931,260	15,721,491	15,537,485

(1) Earnings per share and book value per share are calculated based on the weighted average number of shares outstanding during each year, after giving retroactive effect to the 25% stock dividend paid December 27, 2007 and the 10% stock dividend paid March 31, 2006.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2) Cash dividends per share have been restated to reflect to retroactive effect of the 25% stock dividend paid December 27, 2007 and the 10% stock dividend paid March 31, 2006.

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

The following financial review of First National Community Bancorp, Inc. is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the company, including its wholly-owned subsidiary, First National Community Bank for the years ended December 31, 2009, 2008 and 2007.  The information presented below should be read in conjunction with the company’s consolidated financial statements and accompanying notes appearing elsewhere in this report.  All share and per share information reflects the retroactive effect of the 25% stock dividend paid December 27, 2007 and the 10% stock dividend paid March 31, 2006.

SUMMARY

The company reported a net loss of $11.3 million in 2009 compared to $15.1 million in net income for fiscal year 2008 and $14.7 million net income in 2007.  Basic earnings/(loss) per share decreased from the $0.95 per share reported in 2008 to $(0.70) in 2009.  In 2007, basic earnings per share totaled $0.94.  The weighted average number of shares outstanding used to calculate basic earnings per share was 16,169,777 in 2009, 15,862,335 in 2008, and 15,601,377 in 2007.

The deterioration in general economic conditions and declining real estate values severely impacted borrowers’ ability to make scheduled payments on their loans, resulting in the company allocating almost $32 million of earnings to replenish the reserve for credit losses and to strengthen its ability to absorb future losses.  Other key items contributing to the 2009 results included:  credit losses incurred on investment securities totaling $6.2 million;  a $5.4 million increase in operating expenses which includes a $2.1 million increase in FDIC insurance premiums; a $700,000 increase in the provision for off-balance sheet commitments; and a $1.2 million increase in the expenses of other real estate.

The Company’s record earnings recorded in 2008 included an $895,000, or 2%, increase in net interest income before providing for credit losses due to the growth of the balance sheet.  In addition, other income increased $1.5 million over 2007 and included a $430,000 increase from service charges and fees and a $1,037,000 increase in net gains from the sale of assets.  Operating expenses increased $1.8 million in comparison to 2007 which includes the costs associated with the addition of a new community office and additional growth.  In 2008, the annual provision for credit losses was $500,000 higher than in the prior period, while the federal income tax expense decreased $362,000 due to a higher level of tax free income on loans and securities.

The company’s return on assets for the years ended December 31, 2009, 2008, and 2007 was (0.84)%, 1.17%,  and 1.18%, respectively while the return on average equity was (11.62)%, 14.35%, and 14.32%.

NET INTEREST INCOME

Net interest income, the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds, is the largest component of the company’s operating income and as such is the primary determinant of profitability. Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Before providing for future credit losses, net interest income decreased $699,000 in 2009. Changes in non-performing assets, together with interest lost and recovered on those assets, impacted comparisons of net interest income.  In the following schedules, net interest income is analyzed on a tax-equivalent basis, thereby increasing interest income on certain tax-exempt loans and investments by the amount of federal income tax savings realized.  In this manner, the true economic impact on earnings from various assets and liabilities can be more accurately compared.

In 2009, tax-equivalent net interest income decreased $66,000 when compared to the prior year.  Average loans outstanding increased $12 million, or 1% in 2009.  The average yield earned on the loan portfolio decreased eighty four basis points due to the low interest rate environment.  Consumer lending provided the majority of the growth, adding $35 million of balances on average and $1.2 million of earnings improvement due to a $34 million increase in average indirect auto loans.  Average commercial loans outstanding decreased $21 million in 2009 primarily due to an average of $20.6 million being transferred to nonaccrual status during the year.

Average securities decreased nearly $3 million in 2009 as the company sold some non-performing assets along with writing down $4.7 million of pooled trust preferred collateralized debt obligations and $1.5 million of private label mortgage-backed securities.  The lower balances combined with a .30% decrease in the yield earned reduced interest income by $1 million from the 2008 level.  Meanwhile, money market balances increased over $38 million on average due to significant deposit growth, resulting in an $86,000 increase in earnings.

Average interest bearing deposit balances increased over $69 million during the year.  Interest-bearing demand deposits increased $24 million, average savings deposits increased $7 million and average time deposits increased $38 million.

Overall, growth of the balance sheet combined with a one basis point decrease in the spread earned resulted in the $66,000 decrease in tax-equivalent net interest income.  The net interest margin decreased from 3.59% in 2008 to 3.45% in 2009.  Investment leveraging transactions continued to add to the profitability of the company in 2009, contributing almost $1.9 million to pre-tax earnings, but the average spread earned on the transactions was 2.25% which negatively impacted the net interest margin.  Exclusive of these transactions, the company’s 2009 net interest margin would have been 3.54% which is lower than the 3.73% recorded last year.

In 2008, tax-equivalent net interest income improved $1.3 million, or 3%, when compared to the prior year.  Growth of the balance sheet, effective asset-liability management strategies and the positive impact due to repricing all contributed to earnings improvement.

Average loans outstanding increased $39 million, or 4% in 2008 compared to 2007.  The average yield earned on the loan portfolio decreased one hundred twenty one basis points as a result of the Federal Reserve monetary policy which reduced the prime interest rate by 4.00% to help a struggling economy.  This strategy had a significant impact on our variable rate loans, resulting in an $8.2 million decrease in income earned on total loans.  Commercial loans were most severely impacted by the lower interest rate environment due to the high volume of variable rate credits.  Interest income decreased $9.1 million on this group of loans in spite of a $24 million increase in average loans outstanding.  Included in this total is over $16 million of commercial loan balances which were transferred to nonaccrual status during 2008, and this transfer combined with balances previously placed in this non-earning category, resulted in a $1.2 million loss of earnings on those assets.  Retail loans outstanding grew $15.7 million on average due primarily to a $9.8 million increase in average indirect auto loans.  Earnings on those loans improved $946,000 when compared to 2007.

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

Average interest-bearing deposit balances decreased $18 million in 2008 due to certificate of deposit maturities that were not replaced.  Interest-bearing demand deposits decreased $4 million during the year due to activity in large commercial accounts and municipal relationships while average savings deposits increased $3 million.  Average time deposits decreased $17 million as many customers withdrew funds as interest rates paid on certificates of deposit decreased.  The average cost of interest-bearing deposits decreased 1.10% from the 2007 rate which helped to offset the earnings lost on assets.  Average borrowed funds outstanding increased $60 million in 2008 to offset the deposits lost, and the average rate paid on these borrowings was ninety eight basis points lower than the rate paid in 2007.

Overall, growth of the balance sheet combined with a fourteen basis point increase in the spread earned resulted in the $1.3 million increase in tax-equivalent net interest income.  The net interest margin remained stable at 3.59%.  Investment leveraging transactions continued to add to the profitability of the company in 2008, contributing almost $1.4 million to pre-tax earnings, but the average spread earned on the transactions was 1.69% which negatively impacted the net interest margin.  Exclusive of these transactions, the company’s 2008 net interest margin would have been 3.73% which equals the comparable 3.73% recorded in 2007.

Yield Analysis
(dollars in thousands-taxable equivalent basis)(1)
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$640,296	$34,111	5.33%	$664,333	$42,523	6.40%	$650,679	$52,276	8.03%
Commercial loans-tax free	51,206	3,520	6.87%	48,325	3,494	7.23%	38,229	2,874	7.52%
Mortgage loans	34,369	2,576	7.50%	36,890	2,619	7.10%	34,695	2,352	6.78%
Installment loans	212,501	12,494	5.88%	177,228	11,253	6.35%	163,729	10,574	6.46%
Total Loans	938,372	52,701	5.62%	926,776	59,889	6.46%	887,332	68,076	7.67%
Securities-taxable	165,595	7,901	4.77%	194,162	11,020	5.68%	211,139	11,446	5.42%
Securities-tax free	114,298	7,883	6.90%	88,376	5,774	6.53%	74,817	5,142	6.87%
Total Securities	279,893	15,784	5.64%	282,538	16,794	5.94%	285,956	16,588	5.80%
Interest-bearing deposits with banks	0	0	0.00%	0	0	0.00%	0	0	0.00%
Federal funds sold	38,863	98	0.25%	717	12	1.67%	544	28	5.15%
Total Money Market Assets	38,863	98	0.25%	717	12	1.67%	544	28	5.15%
Total Earning Assets	1,257,128	68,583	5.46%	1,210,031	76,695	6.34%	1,173,832	84,692	7.22%
Non-earning assets	106,336			90,921			81,529
Allowance for credit losses	(12,770)			(6,861)			(8,357)
Total Assets	$1,350,694			$1,294,091			$1,247,004

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$312,285	$3,725	1.19%	$288,226	$4,025	1.40%	$292,134	$8,064	2.76%
Savings deposits	81,149	589	0.73%	74,349	692	0.93%	71,444	868	1.21%
Time deposits over $100,000	258,275	5,097	1.97%	182,205	6,633	3.64%	193,834	9,271	4.78%
Other time deposits	272,001	8,010	2.94%	309,585	12,239	3.95%	314,469	15,413	4.90%
Total Interest-Bearing Deposits	923,710	17,421	1.89%	854,365	23,589	2.76%	871,881	33,616	3.86%
Borrowed funds and other
Interest-bearing liabilities	235,559	7,775	3.30%	237,631	9,653	4.06%	177,537	8,956	5.04%
Total Interest-Bearing Liabilities	1,159,269	25,196	2.17%	1,091,996	33,242	3.04%	1,049,418	42,572	4.06%
Demand deposits	81,081			81,772			80,515
Other liabilities	13,072			15,194			14,429
Stockholders' equity	97,272			105,129			102,642
Total Liabilities and
Stockholders' Equity	$1,350,694			$1,294,091			$1,247,004

Net Interest Income Spread		$43,387	3.29%		$43,453	3.30%		$42,120	3.16%

Net Interest Margin			3.45%			3.59%			3.59%

(1)  In this schedule and other schedules presented on a tax-equivalent basis, income that is exempt from federal income taxes, i.e. interest on state and municipal securities, has been adjusted to a  tax-equivalent basis using a 34% federal income tax rate for 2009 and a 35% tax rate for 2008 and 2007.

(2) Excludes non-performing loans.

RATE VOLUME ANALYSIS

The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities.  The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.  Components of interest income and interest expense are presented on a tax-equivalent basis using the statutory federal income tax rate of 34% for 2009 and a 35% tax rate for 2008 and 2007.

The following table shows the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

Rate/Volume Variance Report(1)
(in thousands-taxable equivalent basis)

	2009 vs 2008			2008 vs 2007
		Increase(Decrease)			Increase(Decrease)
	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate

Interest Income:
Commercial loans-taxable	$(8,412)	$(1,538)	$(6,874)	$(9,753)	$1,807	$(11,560)
Commercial loans-tax free	26	152	(126)	620	771	(151)
Mortgage loans	(43)	(179)	136	267	147	120
Installment loans	1,241	2,059	(818)	679	847	(168)
Total Loans	(7,188)	494	(7,682)	(8,187)	3,572	(11,759)
Securities-taxable	(3,119)	(1,699)	(1,420)	(426)	(1,245)	819
Securities-tax free	2,109	1,694	415	632	932	(300)
Total Securities	(1,010)	(5)	(1,005)	206	(313)	519
Interest-bearing deposits with banks	0	0	0	0	0	0
Federal funds sold	86	638	(552)	(16)	9	(25)
Total Money Market Assets	86	638	(552)	(16)	9	(25)
Total Interest Income	(8,112)	1,127	(9,239)	(7,997)	3,268	(11,265)

Interest Expense:
Interest-bearing demand deposits	(300)	361	(661)	(4,039)	(130)	(3,909)
Savings deposits	(103)	65	(168)	(176)	29	(205)
Time deposits over $100,000	(1,536)	2,843	(4,379)	(2,638)	(600)	(2,038)
Other time deposits	(4,229)	(1,454)	(2,775)	(3,174)	(192)	(2,982)
Total Interest-Bearing Deposits	(6,168)	1,815	(7,983)	(10,027)	(893)	(9,134)
Borrowed funds and other interest-bearing liabilities	(1,878)	(84)	(1,794)	697	3,002	(2,305)
Total Interest Expense	(8,046)	1,731	(9,777)	(9,330)	2,109	(11,439)
Net Interest Income	$(66)	$(604)	$538	$1,333	$1,159	$174

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

CURRENT YEAR

During 2009, tax-equivalent net interest income decreased $66,000 over the prior year total.  The repricing of interest sensitive assets and liabilities combined with growth at current market levels generated a positive variance due to rate in the amount of $538,000.

Interest income recognized on loans decreased $7.2 million in 2009.  The $12 million increase in average loans outstanding led to a $500,000 increase in interest income, but earnings lost due to transferring loans to nonaccrual status led to a negative variance due to rate.

Investment securities interest income during 2009 decreased $1 million when compared to 2008 due primarily to a .30% decrease in the yield earned and the addition of lower yielding securities to help improve our risk based capital position.  Earnings from money market assets were $86,000 higher than the prior year as deposit growth increased balances significantly.

           Deposit growth resulted in a $1.8 million increase in interest expense in 2009, however declining interest rates led to an $8 million reduction of interest expense.  The $6.2 million decrease in the cost of deposits combined with a $1.9 million decrease in the cost of borrowings resulted in an $8.1 million reduction in total interest expense which offset the $8.1 million decrease in interest income for the year.

PRIOR YEAR

During 2008, tax-equivalent net interest income increased $1.3 million over the 2007 total.  Balance sheet growth was profitable as evidenced by the $1.1 million of improvement related to volume.  The repricing of interest sensitive assets and liabilities combined with growth at current market levels contributed to a positive variance due to rate in the amount of $174,000.

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is analyzed in accordance with GAAP and varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio.  During 2009, the Allowance for Loan and Lease Losses (ALLL) methodology was revised to include an enhanced impairment measurement process.  Enhancements were also made to the historical loss / migration analysis, including a more defined loan pool analysis and detailed migration adjustment factors.  By implementing these enhancements, the company greatly improved its ALLL analysis and methodology.

In its evaluation, management considers changes in lending policies and procedures, changes in concentrations of credit, changes in the nature and volume of the portfolio, changes in the volume and severity of delinquencies, classified and non accrual loans, changes in competition and legal and regulatory environments, management capabilities, current local and national economic trends, peer group information, changes in loan review methodology and Board of Directors oversight, as well as various other factors. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants.

The downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in the commercial real estate portfolio.  During 2009, nonaccrual loans doubled from $17.3 million at December 31, 2008 to $36.0 million at December 31, 2009.  During the year, several large commercial credits were reclassified to nonaccrual status.  Updated real estate appraisals are obtained on all non-performing loans secured by real estate.  The decline in real estate markets was primarily responsible for over $17 million of net charge-offs for the year.  The company recorded a provision for loan losses of $31.95 million for 2009 in order to adequately provide for potential losses, compared to a provision of $1.8 million in 2008.  The increase in the provision for loan losses was primarily a result of the prolonged deterioration in the economy along with a variety of other factors.  These issues directly caused an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.  The increase in non-performing assets is primarily concentrated in land development loans.   Declines in real estate values, along with a decrease in demand for new home construction have led to this increase.   In each case, real estate collateral provides for an alternate source of repayment in the event of default by the borrower.   Management continues to monitor real estate values, which may deteriorate in this real estate market and result in an increase in impaired loans.

The majority of the charge-offs resulted from participations in a small number of out of area real estate bridge loans made to Non-Bank related customers.    At the time these loans were issued, the Bank was looking to expand into other market areas and spread risk.   The decision to participate in these credit facilities was based upon very favorable market conditions, substantial equity positions, excellent loan to value ratios, fee income, and above average interest rates at the time these loans were approved.  Management has since made a decision to no longer participate in out of area loans.

The ratio of the loan loss reserve to total loans at December 31, 2009 and 2008 was 2.37% and 0.86%, respectively.  Total gross loans fell slightly from $965 million at December 31, 2008 to $950 million at December 31, 2009.   The loan loss reserve increased from $8.2 million at December 31, 2008 to $22.5 million at December 31, 2009 due primarily to the items noted above.

Management is prepared for continued negative trends in this difficult economic environment and real estate market.  Management continues to aggressively manage impaired loans in an effort to reduce loan balances through concerted efforts with affected customers to develop strategies to resolve borrower issues, through sale or liquidation of collateral, foreclosure, or other means to reduce the bank's exposure to impaired loans.  If real estate values continue to decline, it is more likely that we would be required to further increase our allowance for loan losses, which in turn, could result in reduced earnings.

OTHER INCOME

Other Income	2009	2008	2007
	(in thousands)
Service charges	$2,863	$3,118	$2,840
Net gain on the sale of securities	890	1,156	721
Impairment loss on securities	(6,199)	0	0
Net gain on the sale of loans	1,481	414	310
Net gain on the sale of other real estate	309	520	0
Net gain on the sale of other assets	0	3	26
Other	2,687	2,601	2,448
Total Other Income	$2,031	$7,812	$6,345

The company’s other income category can be separated into three distinct sub-categories; service charges make up the core component of this area of earnings while net gains (losses) from the sale of assets and other fee income comprise the balance.

During 2009, total other income decreased $5.8 million, or 74%, over the 2008 total primarily due to the recognition of other-than-temporary impairment charges on investment securities, in the amount of $6.2 million.  Gains from the sale of loans increased $1.1 million over 2008 as residential mortgages were sold to reduce the company’s exposure to interest rate risk.
The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the company does not intend to sell the underlying debt security.

During 2009, the company recorded a $6.2 million other-than-temporary impairment (OTTI) charge on debt securities.  The charge includes $4,724,000 in credit related OTTI on six pooled trust preferred collateralized debt obligations and $1,476,000 on eight private label mortgage-backed securities.  All of the securities for which OTTI was recorded were classified as available-for-sale.  Additionally, $24.2 million in noncredit related other-than-temporary impairment was recorded in other comprehensive income on the fourteen securities which were classified as impaired.

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

OTHER EXPENSES

Other Expenses	2009	2008	2007
	(in thousands)
Salary expense	$9,888	$10,469	$ 9,628
Employee benefit expense	2,195	2,276	2,289
Occupancy expense	2,219	2,349	2,116
Equipment expense	1,829	1,811	1,577
Advertising expense	713	988	890
Data processing expense	1,928	1,610	1,682
FDIC assessment	2,782	720	375
Bank shares tax	898	643	677
Expenses of other real estate owned	1,250	(4)	1
Provision for off-balance sheet	1,634	896	0
Other operating expenses	5,662	4,772	4,562
Total Other Expenses	$30,998	$26,530	$23,797

In 2009, total other expenses increased $4.5 million, or 17% from the 2008 total due to a $2.1 million, or 286.4%, increase in FDIC insurance premiums.  Also contributing significantly to the increase were increases in the provision for off-balance sheet commitments of $738,000 and expenses of other real estate owned of $1.25 million.  Salary and benefit costs decreased $662,000, or 5%, during 2009 primarily due to a decrease in incentive compensation.

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

Prior to the final rule, most banks were in the best risk category and paid anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. On April 1, 2009, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis.  Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC's loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments are higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including recent failures. The final rule also provided incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

The FDIC Board also adopted a rule imposing a 5 basis point emergency special assessment on the industry on June 30, 2009. The assessment was collected on September 30, 2009. For the bank, based upon our deposit levels at June 30, 2009, the additional amount of 2009 FDIC insurance expense related to this special assessment was $603,000.  This adjustment was recognized during the second quarter of 2009.  On September 29, 2009, the FDIC Board adopted a proposed rulemaking that would require banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Prepaid assessments for the fourth quarter of 2009 amounted to $385,000, for 2010 - $1.6 million, for 2011 - $2 million and for 2012 – $2.1 million.  Under the new rule, banks would be assessed through 2010 according to the risk-based premium schedule adopted earlier this year.  Beginning January 1, 2011, the base rate will increase by 3 basis points.

Provision for off-balance sheet commitments was reclassified to other expense for the years 2009 and 2008.  In previous periods, it was included in the provision for credit losses on the income statement.

Other Real Estate (ORE) expenses totaled $1.2 million during 2009, which is a substantial increase from a credit of $.4 million during 2008 and expense of $.1 million during 2007.  This increase is a result of an increase in other real estate owned from one (1) property as of December 31, 2008 to fourteen (14) properties as of December 31, 2009.  This category included various expenses associated with the maintenance of these properties, in addition to real estate taxes paid and other traditional real estate related expenses.

Other operating expenses during 2009 increased $890,000, or 19%, primarily due to increases in legal expenses and professional fees encountered during the year.

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

PROVISION FOR INCOME TAXES

For the year ended December 31, 2009, the company recorded an income tax benefit of $(10.1) million, in contrast to an income tax expense of $4.6 million in 2008. The income tax benefit is the result of net losses from operations in 2009, primarily from the provision for credit losses. The effective tax rate for the years ended December 31, 2009 and 2008 was (47.2)% and 23.4%, respectively.

The company calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed during the subsequent year. Any adjustments required based on filed returns are recorded when identified in the subsequent year.

Federal income tax expense decreased $362,000 in 2008 due primarily to the benefits derived from tax-exempt income.  The company’s effective tax rate was 23.4% in 2008 and 25.3% in 2007.

FINANCIAL CONDITION

Total assets increased $81.7 million during 2009, due to significant growth in deposits, while net loans decreased $29.3 million as the company tightened credit standards in order to maintain required capital levels.  Cash dividends were reduced from 46 cents per share to 17 cents per share to conserve capital and maintain regulatory requirements.

SECURITIES

The primary objectives in managing the company’s securities portfolio are to maintain the necessary flexibility to meet liquidity and asset and liability management needs and to provide a stable source of interest income.

Total securities increased $14.8 million in 2009 as the company added lower risk-weighted securities to help improve our capital position along with providing protection during a rising interest rate environment.  The company also purchased municipal securities to take advantage of the new tax laws for AMT purposes and to meet collateral needs due to significant growth in municipal deposit relationships.  A large portion of the securities purchased were funded by the sale of other bonds along with proceeds from bonds that were called prior to maturity.

The following table sets forth the carrying value of securities at the dates indicated:

	December 31,
	2009	2008	2007
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$27,089	$32,233	$52,504
Obligations of state and political subdivisions	120,569	101,451	74,627
Collateralized mortgage obligations:
Government sponsored agency	53,495	29,223	43,251
Private label	21,059	31,840	35,620
Residential mortgage-backed securities	27,442	30,061	62,143
Pooled Trust Preferred Senior Class	2,639	2,775	0
Pooled Trust Preferred Mezzanine Class	8,180	14,877	22,436
Corporate debt securities	356	4,274	5,872
Equity securities	12,804	12,061	10,077
Total	$273,633	$258,795	$306,530

The following table sets forth the maturities of securities at December 31, 2009 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.  Tax-equivalent adjustments, using a 34% rate, have been made in calculating yields on obligations of state and political subdivisions.

	Within One Year	2 - 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total
U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Yield
Obligations of U.S. government agencies				28,734			28,734
Yield				4.588			4.588
Obligations of state and political subdivisions (1)		4,404	5,440	114,107			123,951
Yield		5.784	6.291	6.849			6.787
Corporate debt securities				500			500
Yield				0.899			0.899
CMOs:
Government sponsored agencies					52,968		52,968
Yield					4.066		4.066
Private label					24,939		24,939
Yield					6.032		6.032
Residential mortgage-backed securities					26,152		26,152
Yield					5.406		5.406
Pooled Trust Preferred Senior Class				3,848			3,848
Yield				1.174			1.174
Pooled Trust Preferred Mezzanine Class				26,325			26,325
Yield				1.571			1.571
Equity securities (2)						12,789	12,789
Yield						0.743	0.743
Total maturities	$ 0	$4,404	$5,440	$173,514	$104,059	$12,789	$300,206
Weighted yield	0	5.784	6.291	5.531	4.874	0.743	5.117

(1)  Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 34% federal income tax rate.

(2)	Yield presented represents 2009 actual return.

Impairment of Investment Securities

Our investment portfolio is reviewed on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to financial institutions.  Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of current accounting guidance, and are therefore evaluated for other-than-temporary impairment using management's best estimate of future cash flows.  If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized.  There is a risk that this quarterly review could result in First National Community Bank recording additional other-than-temporary impairment charges in the future.

As of December 31, 2009, 26% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities.  Pooled trust preferred collateralized debt obligations accounted for 62% of the total unrealized losses and 12% came from private label mortgage-backed securities.

As of December 31, 2009, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $30.2 million with an estimated fair value of $10.8 million.  One of our pooled securities is a senior tranch and the remainder are mezzanine tranches.  During 2009, all of the pooled issues were downgraded by Moody's Investor Services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment.  In 2009, $4.7 million in other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations.  When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment.  The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows.  The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment.  A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of current accounting guidance by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2009.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

The following table presents the gross unrealized losses and fair values at December 31, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$12,527	$ 215	$ 9,588	$ 1,508	$ 22,115	$ 1,723
Obligation of state and political subdivisions	30,266	1,274	18,692	4,810	48,958	6,084
Collateralized mortgage obligations:
Government sponsored agency	31,733	370	0	0	31,733	370
Private Label	0	0	13,591	3,885	13,591	3,885
Residential Mortgage-backed securities	3,585	31	0	0	3,585	31
Corporate debt securities	0	0	356	144	356	144
Pooled Trust Preferred Senior Class	0	0	2,639	1,209	2,639	1,209
Pooled Trust Preferred Mezzanine Class	0	0	8,180	18,145	8,180	18,145
Mutual Fund	0	0	0	0	0	0
	$78,111	$1,890	$53,046	$29,701	$131,157	$31,591

Corporate securities had a total unrealized loss of $19.5 million as of December 31, 2009.  Almost $19.4 million of the unrealized losses were from pooled trust preferred collateralized debt obligations.

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

The OTTI analysis for the private label mortgage-backed securities relies on a review of the individual loans that provide the collateral for each security.  This information is then used to develop default and severity assumptions over a future horizon for each security.  The factors involved in constructing these assumptions are:

•	MSA (metropolitan statistical area), Geographics
•	HPI (Home Price Index) of specific MSA
•	Loan Balance
•	Rate Premium
•	LTV (both individual and combined if other loans)
•	FICO
•	Loan Purpose (cash-out versus purchase)
•	Documentation
•	Loan Structure
•	Occupancy Status
•	Property Type
•	Borrower Payment History
•	Historical delinquency and roll/cure rates

Adjustments are made to the default/severity vectors that may be warranted given the current environment.  We then apply a fairness check to each vector to review whether future default/severity assumptions are “in line” with current observable performance.  The data used to perform this analysis is provided by Performance Trust and the individual loan performance.

Once we have default/severity assumptions on the underlying collateral (on a deal specific basis), we then have to understand how the timing of losses impacts each specific bond/tranche and how each cash flow changes over time.  The default and severity vectors are modeled using either Intex or Bloomberg and both total collateral and tranche specific cash flows are established.  We can then compute various metrics based on the resulting tranche cash flow:
•	Total Collateral Principal Loss
•	Total Tranche Loss
•	Lifetime Tranche Yield
•	Tranche Loss Timing

A security is considered to be other-than-temporarily impaired if the analysis results in a change of cash flows from the original expectation which indicates that there is the potential that all principal and/or interest may not be received.

Credit ratings are one factor of the analysis utilized to determine OTTI.  As of December 31, 2009, the following private label CMO’s were determined to be credit impaired resulting in a charge to earnings:

Description	S&P Credit Rating	Collateral Type	Cumulative Credit Impairment Recognized
RAST 2006 – A10 As	CCC	ALT-A30	$224,000
RAST 2006 – A8 2A2	CCC	ALT-A30	374,000
CWALT 2007 – 7T2 A12	CCC	ALT-A30	282,000
RALI 2006 – QS 16 A10	CCC	ALT-A30	199,000
RALI 2006 – QS4 A2	CCC	ALT-A30	202,000
HALO 2007 – 1 3A6	CCC	WH30	79,000
WMALT 2006 – 2 2CB	CCC	ALT-A30	74,000
PRIME 2006 – 1 1A1	CCC	WH30	41,522
			$1,475,522

Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers.  The results are recognized through earnings as they become available.

The credit impairment recognized as of the dates indicated represents an estimate of uncollectable principal utilizing the factors referenced previously.

The following table provides additional information related to our corporate securities as of December 31, 2009:

Name of Issuer	Name of Issuer's Parent Company	Book Value	Fair Value	Unrealized Gain/Loss	Current Moody's /Fitch Issuer Ratings
		(dollars in thousands)
Chase Capital	JP Morgan Chase & Co.	$500	$356	$(144)	A2 / A+

As of December 31, 2009, the book value of our pooled trust preferred collateralized debt obligations totaled $30.2 million with an estimated fair value of $10.8 million, which includes securities comprised of 412 banks and other financial institutions.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2009:

Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Current Number of Performing Issuers	Actual Deferrals / Defaults as a % of Current Collateral
		(dollars in thousands)
PreTSL VIII	Mezzanine	$1,091	$330	$(761)	C / CC	23	43.7%
PreTSL IX	Mezzanine	2,762	944	(1,818)	Ca / CC	36	28.1%
PreTSL X	Mezzanine	1,920	469	(1,451)	Ca / CC	39	38.6%
PreTSL XI	Mezzanine	5,000	1,930	(3,070)	Ca / CC	53	19.0%
PreTSL XIX	Mezzanine	7,155	2,646	(4,509)	B3 / B	60	16.4%
PreTSL XXVI	Senior	3,848	2,639	(1,209)	B1 / BBB	55	25.0%
PreTSL XXVIII	Mezzanine	8,397	1,861	(6,536)	Ca / CC	45	16.1%

In accordance with EITF 99-20 and FSP 115-2, each Trust Preferred Security owned is evaluated for impairment after consideration of the specific collateral (banks) underlying each individual security, actual defaults/deferrals previously recorded on the underlying collateral, and future loss estimates.

While variances in the level of future defaults/deferrals assumptions could result in levels of stress that would be higher or lower than the base scenario, it should be noted that only future assumptions have any impact on the results and that actual credit events are recognized as losses on a timely basis.

Prepayments can occur on scheduled call dates.  The following list details information for each of our securities:

	First Par Call Date	Original Collateral Balance	Collateral Redemptions to date
PreTSL VII	1/3/08	$508,550,000	$83,750,000
PreTSL IX	4/3/08	504,030,000	54,000,000
PreTSL X	7/3/08	550,645,000	43,500,000
PreTSL XI	9/24/08	635,775,000	34,000,000
PreTSL XIX	9/10	700,535,000	-
PreTSL XXVI	6/12	964,200,000	-
PreTSL XXVIII	12/12	360,850,000	-

During the early years of PreTSL instruments, prepayments were common as issuers were able to refinance into lower costing borrowings.  Since the middle of 2007, however, this option has all but disappeared and we are operating in an environment which makes early redemption of these instruments unlikely.

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades, and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis, we evaluate our trust preferred securities for other-than-temporary impairment.  In 2009, $4.7 million in credit related OTTI charges were recognized on our pooled trust preferred securities.

Our pooled trust preferred collateralized debt obligations are measured for OTTI within the scope of current accounting guidance by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2009.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

The table below provides a cumulative roll forward of credit losses recognized:

For the Year Ended December 31, 2009
Beginning Balance	$0
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized.	6,199
Additional credit losses on debt securities for which other-than temporary impairment was previously recognized	0
Ending Balance	$6,199

OTTI analysis is derived from present value calculations which use Moody’s Analytics as a source of data.  The first step is to evaluate the credit quality of the collateral and the deal structure.  This process produces a set of expected cash flows that have been adjusted for expected credit events.  These expected cash flows are compared to the carrying value of the security to determine OTTI.

The discount rate used is determined by adding the discount margin at the time of purchase (based on the original purchase price) to the appropriate 3-month LIBOR forward rate obtained from the forward LIBOR curve.  In this manner, we are using the current yield of the individual security in our OTTI analysis in accordance with EITF 99-20.

The market rate for fair value measurement is provided by Moody’s Analytics using a Level 3 approach.  This methodology is in accordance with SFAS 157 due to the presence of an inactive or distressed market for these types of securities.  The inactivity was evidenced first by a significant widening of the bid-ask spread and then by a significant decrease in the volume of trades relative to historic levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007.  Additionally, most (if not all) sellers of those securities over the past year have been forced sellers due to forced liquidation or bankruptcy.

The discount rate for securities that were previously impaired is calculated similar to the methodology stated above.  The prior carrying value of the security is adjusted for previous impairment charges, and the present value of cash flows is used to determine additional impairment.

The following list details information for each of our pooled trust preferred securities as of December 31, 2009:

Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Current Number of Performing Issuers	Actual Deferrals / Defaults as a % of Current Collateral	(1) Expected Annual Deferrals/ Defaults as a % of Performing Collateral
		(dollars in thousands)
PreTSL VIII	Mezzanine	$1,091	$330	$(761)	C / CC	23	43.7%	0.375%
PreTSL IX	Mezzanine	2,762	944	(1,818)	Ca / CC	36	28.1%	0.375%
PreTSL X	Mezzanine	1,920	469	(1,451)	Ca / CC	39	38.6%	0.375%
PreTSL XI	Mezzanine	5,000	1,930	(3,070)	Ca / CC	53	19.0%	0.375%
PreTSL XIX	Mezzanine	7,155	2,646	(4,509)	B3 / B	60	16.4%	0.375%
PreTSL XXVI	Senior	3,848	2,639	(1,209)	B1 / BBB	55	25.0%	0.375%
PreTSL XXVIII	Mezzanine	8,397	1,861	(6,536)	Ca / CC	45	16.1%	0.375%

(1) Future deferrals/defaults are projected to approximate the long-term performance of FDIC regulated banks.  Actual deferrals/defaults are recognized as a loss immediately.  For current deferrals, our projections incorporate a 50% anticipated recovery with a two year lag.  There are no recoveries projected on defaults.

Subordination represents the amount of performing collateral that is in excess of what is needed to payoff a specified class of bonds and all classes senior to the specified class.  It can also be referred to as credit enhancement.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a deal by the current balance of the class of notes plus all classes senior to that class.  In the table below, the information pertinent to the excess subordination is disclosed along with historical credit related impairment for each of our pooled trust preferred securities:

Deal	Performing Collateral	Bonds Outstanding	Excess Collateral	Coverage Ratio	Excess Subord-ination	Credit Impairment, this period	Credit Impairment, Cumulative
	(dollars in thousands)
PreTSL VIII	$241,050	$395,835	$(154,785)	60.9%	N/A	$1,953	$1,953
PreTSL IX	327,827	422,443	(94,616)	77.6%	N/A	238	238
PreTSL X	315,868	475,270	(159,402)	66.5%	N/A	1,107	1,107
PreTSL XI	492,940	562,256	(69,316)	87.7%	N/A	0	0
PreTSL XIX	588,253	553,623	34,630	106.3%	5.89%	76	76
PreTSL XXIV	725,857	644,439	81,418	112.6%	11.22%	250	250
PreTSL XXVII	303,751	318,258	(14,507)	95.4%	N/A	1,100	1,100
						$4,724	$4,724

FHLB Stock:  As a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), First National Community Bank is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants.  As of December 31, 2009 and 2008, our FHLB stock totaled $10.9 and $10.4 million, respectively.

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

After evaluating all of these considerations, First National Community Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered.  Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2009.  Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

LOANS

As the economy continued to suffer through a severe recession in 2009, individuals delayed major purchases and businesses postponed investment and expansion activities which resulted in a reduction in the demand for loans.  As a result, net loans declined $29 million, or 3%, from $956 million as of December 31, 2008 to $927 million as of December 31, 2009.  Net loans represented 66% of total assets as of December 31, 2009, compared to 73% as of December 31, 2008.  The company noted increases in commercial and industrial loans, installment loans and other loans.  Increases in these categories were offset by a decrease in commercial and residential real estate loans and an increase in the allowance for credit losses.  Historically, commercial lending activities have represented a significant portion of the company’s loan portfolio.  This includes commercial and industrial loans and commercial real estate loans.  Total commercial loans as a percentage of the total loan portfolio has remained relatively consistent during the periods reviewed, ranging from 69% to 71% of the portfolio.  Furthermore, from a collateral standpoint, a majority of the company’s loan portfolio consisted of loans secured by real estate.  However, real estate secured loans as of percentage of total loans has declined steadily over the past few years from 68% as of December 31, 2008 to 60% of the loan portfolio as of December 31, 2009.

Commercial loans increased $11 million, or 5%, during the year from $221 million as of December 31, 2008 to $232 million as of December 31, 2009.  Commercial loans consist primarily of equipment loans, permanent working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The increase recognized from new loans originated in this category was partially offset by a reduction in borrowings under revolving line of credit facilities within the portfolio.  Loans secured by commercial real estate decreased $25 million, or 6%, from $441 million as of December 31, 2008 to $416 million as of December 31, 2009.  Commercial real estate loans include long-term commercial mortgage financing, construction loans and land development loans, and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is primarily attributable to some large payoffs, along with significant charge-offs and transfers to other real estate.

Residential real estate loans totaled $137 million as of December 31, 2009.  This represents a decrease of $12 million, or 8%, from $149 million as of December 31, 2008.  The components of residential real estate loans include fixed rate mortgage loans sold in the secondary market, and home equity loans and lines of credit.  The company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally sold in the secondary market to reduce interest rate risk and provide funding for additional loans.  Installment loans increased $9 million during the year, or 7%, from $119 million as of December 31, 2008 to $128 million as of December 31, 2009.  The increase in installment loans is due primarily to growth in the company’s indirect auto loan portfolio.  During the first half of 2009, a government sponsored stimulus program led to increased auto sales.  Additionally, many auto manufacturers terminated the operations of their finance arms, or severely limited the lending activity of these entities.  These two factors led to an increase in the demand for automobile financing from banks and other traditional lending sources.  All other loans, which includes obligations of state and municipal governments, totaled $36 million as of December 31, 2009, an increase of $2 million, or 6%, from $34 million as of December 31, 2008.

Details regarding the loan portfolio for each of the last five years ending December 31 are as follows:

Loans Outstanding (in thousands)
	December 31,
	2009	2008	2007	2006	2005
Commercial and Industrial	$231,766	$221,026	$202,665	$157,837	$132,838
Commercial Real Estate	415,940	441,131	437,065	419,068	369,605
Residential Real Estate	137,409	149,210	142,786	147,962	108,977
Installment	128,392	119,501	91,052	80,770	73,217
Other	36,617	34,440	32,136	31,591	30,139
Total Loans Gross	950,124	965,308	905,704	837,228	714,776
Unearned Discount	(298)	(380)	(470)	(569)	0
Allowance for Credit Losses	(22,502)	(8,254)	(7,569)	(7,538)	(7,528)
Net Loans	$927,324	$956,674	$897,665	$829,121	$707,248

The following schedule shows the repricing distribution of loans outstanding as of December 31, 2009.  Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding – Repricing Distribution (in thousands)
	December 31,
	Within One Year	One to Five Years	Over Five Years	Total
Commercial and Industrial	$167,940	$55,048	$8,778	$231,766
Commercial Real Estate	312,855	93,905	9,180	415,940
Residential Real Estate	63,811	27,794	45,804	137,409
Installment	2,555	108,091	17,746	128,392
Other	7,560	4,097	24,960	36,617
Total	$554,721	$288,935	$106,468	$950,124

Loans with predetermined interest rates	$22,836	$162,520	$100,422	$285,778
Loans with floating rates	531,885	126,415	6,046	664,346
Total	$554,721	$288,935	$106,468	$950,124

ASSET QUALITY

The company manages credit risk through the efforts of loan officers, loan review personnel, loan quality and risk management committees and oversight from the board of directors, along with the application of policies and procedures designed to foster sound underwriting and credit monitoring practices.  The company continually evaluates this process to ensure it is reacting to problems in the loan portfolio in a timely manner.  Although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond the company’s control.

Under the company’s grading system, loans graded as special mention, substandard, doubtful or loss are reviewed regularly as part of the company’s risk management practices.  The company's risk management committee meets quarterly or more often as required and makes recommendations to the board of directors regarding provisions for credit losses.  The committee reviews individual problem credits and ensures that ample reserves are established.  The methodology utilized for the provision for credit losses was enhanced during 2009 to include an enhanced impairment measuring process.

Under FASB 114, a loan is impaired when it is probable that the bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement.  A loan is generally considered to be impaired if it exhibits the same level of weaknesses and probability of loss as loans classified doubtful or loss in the bank’s grading system.  For purposes of the company’s analysis, loans which are doubtful are considered impaired.  In addition, the company considers loans which are rated substandard and on nonaccrual to be impaired.

All impaired loans are analyzed individually for the amount of impairment.  FASB 114 allows several methods for the determination of impairment.  The Company generally utilizes the fair value of collateral method, as this is the preferred method for collateral dependent loans which make up the majority of the company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.  To determine the fair value of the collateral, external appraisals are utilized.  For loans that are recognized as impaired, external appraisals are to be obtained at a minimum annually, or more frequently as warranted, to ascertain a current market value so that the impairment analysis can be updated.

Under the fair value of collateral method, an allocation is made to the allowance for the difference between the loan balance and the fair value of the collateral, less the estimated costs to sell.  For the Company’s calculations, a factor of 10% is typically utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 2% transfer taxes, and various other miscellaneous costs associated with the sales process.  For loans which are considered to be impaired, but for which the appraised value (minus costs to sell) exceeds the loan value, the impairment is considered to be zero.
The following schedule reflects various non-performing categories as of December 31 for each of the last five years:

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Impaired/Nonaccrual loans	$36,048	$22,263	$3,106	$2,299	$ 70
Loans past due 90 days or more and still accruing	646	1,151	904	412	721
Total Non-Performing Loans	$36,694	$23,414	$4,010	$2,711	$791
Other Real Estate Owned	11,184	2,308	2,588	2,188	0
Total Non-Performing Assets	$47,878	$25,722	$6,598	$4,899	$791

Non-performing loans as a percentage of gross loans	3.9%	2.4%	0.4%	0.3%	0.1%
Non-performing assets as a percentage of total assets	3.4%	2.0%	0.5%	0.4%	0.1%

In 2009, total non-performing assets increased $22.1 million, from $25.7 million as of December 31, 2008 to $47.8 million as of December 31, 2009, as the effects of the severe and prolonged economic downturn continued to impact individual and business customers of the company.  Non-performing assets represented 31% of gross capital as of December 31, 2009, as compared to 20% of gross capital as of December 31, 2008.  Included in non-performing assets are nonaccrual loans, including impaired loans, which increased $13.8 million during the year.  The increase in nonaccrual loans is primarily centered in commercial real estate loans, including a concentration in land development and construction loans.  The company acknowledges that a continued downturn in the real estate market could lead to additional increases in impaired loans.

As of December 31, 2009, the recorded investment in loans for which impairment has been recognized totaled $36.0 million.  The allowance for credit losses related to these loans was $12.4 million.  The amount of impaired loans for which there is no related allowance for credit losses totaled $11.5 million.  The average total investment in impaired loans for 2009, 2008 and 2007 was $32.8 million, $885,000 and $0, respectively.

Non-performing assets are monitored on an ongoing basis as part of the company’s loan review process and through the loan quality committee.  Additionally, work-out efforts continue and are actively monitored for non-performing assets.  Potential loss on non-performing assets is generally evaluated by comparing the outstanding loan balance to the fair market value of the pledged collateral.

The company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the company’s general market area.  Over the past 6 years, the company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota.  The majority of these loans were for out of market commercial real estate projects.  Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the remaining four (4) projects were located in Florida.  The company’s original aggregate commitment for these various loans totaled approximately $34 million.  Two of these loans, one local Pennsylvania project and the New York project, have been paid in full.  The remaining Pennsylvania loan continues to pay as agreed but is rated as “Substandard”.  During 2009, the company recognized charge offs in excess of $11.3 million against the four Florida credits.  This amount represents 63% of the company’s total charge offs that were recognized in fiscal 2009.  The remaining outstanding balance under these Florida loan participations total $11.9 million.  These credits are all classified as either non-performing or other real estate owned.  All of these credits have been written down to amounts that are less than 90% of the current fair market value of each respective property.  Workout efforts continue on these credits.

During 2009, non-performing loans increased $13.2 million from $23.4 million as of 12/31/08 to $36.7 million as of 12/31/09.  This increase was primarily the result of the re-classification of $31.5 million in loans, offset by $7.5 million in charge-offs and the transfer of $11.2 million in loans to other real estate owned.  The increase in non-performing loans is centered in a few large credits, all of which are secured by real estate collateral.

Six (6) credits totaling $27.8 million represented the majority of loans re-classified during 2009.  Additionally, these six (6) credits, plus three (3) other credits reclassified in previous years, represent 88% of total non-performing loans as of 12/31/2009.  A majority of non-performing loans as of 12/31/09 are concentrated in land development loans.  Four (4) of these credits totaling $14.1 million are located outside of the company’s primary market area.  Two (2) of the credits in the combined amount of $4.2 million are secured by real estate located in Florida.

The six (6) credits representing the majority of loans re-classified during 2009 are:

•
$4,978,000 – This credit represents a land development loan secured by a residential subdivision located outside of the company’s primary market area; $2.6 million of the allowance for loan losses is allocated to this credit.

•
$4,835,000 – This credit represents a land development loan secured by a residential subdivision located outside of the company’s general market area; $1.9 million of the allowance for loan losses is allocated to this credit.

•	$11,113,000 – This credit represents a land development loan secured by a residential subdivision; $6.6 million of the allowance for loan losses is allocated to this credit.

•
$2,515,000 – This credit represents a participation in an out of area real estate bridge loan made to a non-Bank related customer, secured by real estate; due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•	$3,189,000 – This credit represents a commercial construction loan secured by real estate; $319 thousand of the allowance for loan losses is allocated to this credit.

•
$1,185,000 – This credit represents a commercial mortgage loan secured by commercial real estate; due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

The three (3) remaining credits re-classified prior to 2009 are:

•
$1,194,000 – This credit represents a commercial mortgage loan secured by commercial real estate; due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•
$1,726,000 – This credit represents a participation in an out of area real estate bridge loan made to a non-Bank related customer, secured by real estate; due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•	$1,600,000 – This credit represents a commercial mortgage loan secured by commercial real estate; $160 thousand of the allowance for loan losses is allocated to this credit.

During 2008, three (3) large credits totaling $14.1 million as of December 31, 2008, were classified non-performing, which led to the increase for the period.  All three (3) credits represent shared participation loans in Florida.  The collateral securing the loan was a first lien mortgage versus the property.  As of December 31, 2007, non-performing loans were comprised of four (4) credits.

A recap of delinquency within the company’s loan portfolio is provided below.

	2009	2008	2007
30-59 days	.40%	.89%	.60%
60-89 days	.05%	.64%	.61%
90 + days	.07%	.12%	.10%
Non-Accrual	3.79%	1.79%	.34%
Total Delinquencies	4.31%	3.44%	1.65%

As previously indicated, the increase in delinquencies in the periods reviewed is primarily related to the downturn in the economy and its impact on the company’s borrowers.

In its evaluation for the allowance for loan losses, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

Other Real Estate Owned totaled $11.2 million as of December 31, 2009, which is an increase of $8.9 million from $2.3 million as of December 31, 2008.  As of December 31, 2009, other real estate owned consists of fourteen (14) properties compared to one (1) property as of December 31, 2008.  Seven (7) of the properties held in other real estate owned as of December 31, 2009 represent approximately 95% of the total.  Included in other real estate owned are two properties totaling $3.1 million, or 28%, of other real estate owned, located outside of the company’s general market area.  Additionally, $7.6 million, or 68%, of other real estate owned is located in a specific region located within the company’s primary market area that has been particularly hard hit during the current economic recession.

The company is actively marketing these properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors.  The carrying value of other real estate owned is generally calculated at an amount not greater than 90% of the most recent fair market appraised value.  This market value is updated on an annual basis.  Further deterioration in the real estate market could result in additional losses on these properties.  Recognition of the gain or loss from the sale of other real estate owned is identified in a separate line item on the company’s income statement.  Additionally, expenses associated with other real estate owned are listed as a separate category in other expenses on the company’s income statement.

The following schedule reflects a breakdown of other real estate owned for the periods reviewed.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Land / Lots	$ 5,887	$ 0	$ 0	$ 0	$0
Commercial Real Estate	4,852	2,308	2,588	2,188	0
Residential Real Estate	445	0	0	0	0
Total Other Real Estate Owned	$11,184	$2,308	$2,588	$2,188	$0

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

Other Real Estate Owned decreased $280,000 in 2008 and consists of one property on which the bank had assumed title during 2008.  During 2008, the bargain lease obligation associated with the property was fulfilled.  The future use or disposition of the property is being assessed.  Current expenses associated with the property are being recovered through a short-term occupancy arrangement at the present time.  During 2008, three properties which were carried as Other Real Estate Owned on December 31, 2007 were sold.  A gain of $520,000 was recognized on the sales in 2008.

As of December 31, 2009, the company’s ratio of nonaccrual and impaired loans to total loans was 3.89% compared to the 2.33% reported as of December 31, 2008.  The company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

ALLOWANCE FOR CREDIT LOSSES

In an effort to further improve risk management practices, the Allowance for Loan and Lease Losses (ALLL) methodology was revised during 2009 to include an enhanced impairment measurement process.  Enhancements were also made to the historical loss / migration analysis, including a more defined loan pool analysis and detailed migration adjustment factors.  By implementing these enhancements, the company greatly improved its ALLL analysis.

The following table presents an allocation of the allowance for credit losses as of the end of each of the last five years (in thousands):

Loan Loss Reserve Allocation
	12/31/09		12/31/08		12/31/07		12/31/06		12/31/05
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial and Industrial	$2,630	12%	$7,462	91%	$7,019	77%	$6,995	77%	$6,933	79%
Commercial Real Estate*	17,486	78%	-	-	-	-	-	-	-	-
Residential Real Estate	765	3%	259	3%	91	4%	114	4%	55	4%
Installment	1,044	5%	481	6%	405	19%	377	19%	427	17%
Other	577	2%	52	-	54	-	52	-	113	-
Allowance for credit losses	$22,502	100%	$8,254	100%	$7,569	100%	$7,538	100%	$7,528	100%

*The current year allocation for credit losses includes commercial real estate loans separately from commercial and industrial loans to give the reader a better understanding of the composition of the loan portfolio.

All doubtful and substandard, nonaccrual loans are considered to be impaired and are analyzed individually to determine the amount of impairment.  Construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  The fair value of collateral method is generally used to perform this measurement.  Appraisals are received annually to ensure adequate impairment measurements reflect current market conditions.  An allocation of $12.4 million was determined for impaired loans under SFAS 114, which accounted for 55.2% of the total allocation of $22.5 million at December 31, 2009.

In its historical loss / migration analysis evaluation, loans are analyzed by industry concentration and loan type.  Management measures the effects of various qualitative factors on each of these loan segments.  The factors include changes in lending policies and procedures, changes in concentrations of credit, changes in the nature and volume of the portfolio, changes in the volume and severity of delinquencies, classified and non accrual loans, changes in competition and legal and regulatory environments, management capabilities, current local and national economic trends, peer group information, changes in loan review methodology and Board of Directors oversight, as well as various other factors. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants.   At December 31, 2009, an allocation of $10.1 million was established for loans analyzed under SFAS 5, which accounted for 44.8% of the total allocation of $22.5 million.

These evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur.  Management monitors the loan portfolio on an ongoing basis.  With current forces including real estate market declines and a weakened economy affecting loan repayment, management is more diligently focused on risk management.  Adjustments to the allowance for loan and lease losses are made based on management’s assessment of the factors noted above.

Management is prepared for continued negative trends in this difficult economic environment and real estate market.  Management continues to aggressively manage impaired loans in an effort to reduce loan balances through concerted efforts with affected customers to develop strategies to resolve borrower issues, through sale or liquidation of collateral, foreclosure, or other means to reduce the bank's exposure to impaired loans.  If real estate values continue to decline, it is more likely that we would be required to further increase our allowance for loan losses, which in turn, could result in reduced earnings.

The following schedule presents an analysis of the allowance for credit losses for each of the last five years (in thousands):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Balance, January 1	$8,254	$7,569	$7,538	$7,528	$7,100
Charge-Offs:
Commercial and Industrial	2,049	466	329	83	64
Commercial Real Estate	14,996	262	1,663	1,802	1,523
Residential Real Estate	307	51	952	0	0
Installment	449	499	452	535	435
Other Loans	34	49	0	0	0
Total Charge-Offs	17,835	1,327	3,396	2,420	2,022
Recoveries on Charged-Off Loans:
Commercial and Industrial	22	6	6	8	257
Commercial Real Estate	34	17	1,018	110	57
Residential Real Estate	0	0	5	0	51
Installment	70	177	198	232	225
Other Loans	7	8	0	0	0
Total Recoveries	133	208	1,227	350	590
Net Charge-Offs	17,702	1,119	2,169	2,070	1,432
Provision for Credit Losses	31,950	1,804	2,200	2,080	1,860
Balance, December 31	$22,502	$8,254	$7,569	$7,538	$7,528

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	1.89%	.12%	.24%	.27%	.21%
Allowance for credit losses as a percentage of loans outstanding at end of period	2.37%	0.86%	0.69%	0.72%	0.89%

The ratio of the loan loss reserve to total loans at December 31, 2009 and 2008 was 2.37% and 0.86%, respectively.  Total gross loans fell slightly from $965 million at December 31, 2008 to $950 million at December 31, 2009.   The loan loss reserve increased from $8.2 million at December 31, 2008 to $22.5 million at December 31, 2009.   Net charge-offs total $17.7 million in 2009.  As a result of these charge-offs, an increase in nonaccrual loans and the growth of the loan portfolio, the company determined that additional provisions were necessary to maintain the strength of the reserve and provided $31.95 million in 2009.

 Charge-off activity spiked in 2009 from $2 million in net charge offs in 2008 to $17.7 million in 2009.  The majority of the charge-offs resulted from participations in a small number of Out of Area real estate bridge loans made to non-bank related customers.   Severe real estate value declines in the Florida markets necessitated these charge downs, which totaled $11.3 million or 63.8% of the year’s total charge offs.   Another $3.6 million in charge-offs of real estate loans resulted from two local borrowers.  All other charge-off and recovery activity is consistent with the normal course of business.  Management is actively pursuing work out and collections efforts to collect on these loans.

FUNDING SOURCES

The company utilizes traditional deposit products, such as demand, savings, NOW, money market, and time, as its primary funding sources to support the earning asset base and future growth. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $67.0 million, totaling $1.159 million in 2009 from $1.092 million in 2008.  The rate paid on interest-bearing liabilities decreased from 3.04% in 2008 to 2.17% in 2009.  This decrease caused a decrease in interest expense of $8.0 million, or 24%, from $33.2 million in 2008 to $25.2 million in 2009.

Deposits

Average interest-bearing deposits increased $69.3 million, or 8.1% during 2009 compared to 2008.  The increase resulted primarily from increases in time deposits and interest-bearing demand accounts.  Average time deposits increased $38.5 million or 7.8% during 2009 as compared to 2008.  Average interest-bearing demand accounts increased $24.1 million or 8.4% during 2009 when compared to 2008.  The increase in average interest-bearing demand deposits resulted primarily from an increase in personal money market deposits and municipal NOW accounts.  The average balance of savings accounts increased $6.8 million or 9.2% during 2009 when compared to 2008.  The rate paid on average interest-bearing demand deposits decreased from 1.40% during 2008 to 1.19% in 2008.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The pricing decreases for these products resulted from decreases in short-term rates by the FRB during 2009 combined with an overall decrease in market rates.  The rate paid for savings deposits decreased from 0.93% in 2008 to 0.73% in 2009 and the rate paid on time deposits decreased from 3.84% during 2008 to 2.47% during 2009.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$ 81,081		$ 81,772		$ 80,515
Interest-bearing demand deposits	312,285	1.19%	288,226	1.40%	292,134	2.76%
Savings deposits	81,149	0.73%	74,349	0.93%	71,444	1.21%
Time deposits	530,276	2.47%	491,790	3.84%	508,303	4.86%
Total	$1,004,791		$936,137		$952,396

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009	December 31, 2008
3 months or less	$136,948	$100,824
Over 3 through 6 months	23,624	23,589
Over 6 through 12 months	48,868	42,300
Over 12 months	29,399	24,339
Total	$238,839	$191,052

Borrowings

Average short-term borrowings decreased $12.3 million to $6.8 million in 2009.  The average rate paid on short-term borrowings decreased from 2.63% in 2008 to 0.68% in 2009, which was primarily driven by the FRB decreasing the Fed Funds target rate (which directly impacts short-term borrowing rates) in 2008.  Average long-term debt increased from $202 million in 2008 to $210 million in 2009 which was primarily due to the Company’s strategy of mitigating interest rate risk exposure by securing long-term borrowings in the relatively low rate environment.

The average balance of trust preferred debentures remained at $10.3 million in 2009 compared to 2008.  The average rate paid for trust preferred debentures in 2009 was 2.69%, down from 4.97% in 2008.  The decrease in rate on the trust preferred debentures is due primarily to the previously mentioned decrease in short-term rates during 2009.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.  The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $148 million and $72 million at December 31, 2009 and 2008, respectively.  Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control.  Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

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

The following schedules present information regarding the company’s risk-based capital at December 31, 2009, 2008 and 2007 and selected other capital ratios.

CAPITAL ANALYSIS (in thousands)
	December 31
Corporation	2009	2008	2007
Tier I Capital:
Total Tier I Capital	$109,840	$117,285	$109,732
Tier II Capital:
Subordinates notes	$ 23,100	$ 0	$ 0
Allowable portion of allowance for credit losses	15,339	9,150	7,569
Total Tier II Capital	$ 38,439	$ 9,150	$ 7,569
Total Risk-Based Capital	$148,279	$126,435	$117,301
Total Risk-Weighted Assets	$1,217,380	$1,130,824	$1,045,008

Bank
Tier I Capital:
Total Tier I Capital	$128,562	$117,069	$109,397
Tier II Capital:
Allowable portion of allowance for credit losses	15,334	9,150	7,569
Total Tier II Capital	$ 15,334	$ 9,150	$ 7,569
Total Risk-Based Capital	$143,896	$126,219	$116,966
Total Risk-Weighted Assets	$1,217,038	$1,130,490	$1,044,676

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Corporation	$148,279	12.18%	>$97,390	>8.00%	>$121,738	>10.00%
Bank	$143,896	11.82%	>$97,363	>8.00%	>$121,704	>10.00%
Tier I Capital (to Risk Weighted Assets)
Corporation	$109,840	9.02%	>$48,695	>4.00%	>$73,043	>6.00%
Bank	$128,562	10.56%	>$48,682	>4.00%	>$73,022	>6.00%
Tier I Capital (to Average Assets)
Corporation	$109,840	7.77%	>$56,558	>4.00%	>$70,697	>5.00%
Bank	$128,562	9.09%	>$56,552	>4.00%	>$70,690	>5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Corporation	$126,435	11.18%	>$90,466	>8.00%	>$113,082	>10.00%
Bank	$126,219	11.17%	>$90,439	>8.00%	>$113,049	>10.00%
Tier I Capital (to Risk Weighted Assets)
Corporation	$117,285	10.37%	>$45,233	>4.00%	>$67,849	>6.00%
Bank	$117,069	10.36%	>$45,220	>4.00%	>$67,829	>6.00%
Tier I Capital (to Average Assets)
Corporation	$117,285	8.99%	>$52,184	>4.00%	>$65,230	>5.00%
Bank	$117,069	8.95%	>$52,340	>4.00%	>$65,425	>5.00%

	December 31,
	2009	2008	2007
Return on Assets	(0.84)%	1.17%	1.18%
Return on Equity	(11.62)%	14.35%	14.32%
Equity to Assets Ratio	7.77%	9.18%	8.43%
Dividend Payout Ratio	(24.23)%	48.36%	45.01%

During 1999, the company implemented a Dividend Reinvestment Plan which has resulted in an influx to capital of $22.1 million to date.  The company also adopted stock option plans for directors and senior officers.  New capital generated from the exercise of stock options is $4.3 million at December 31, 2009.  In November 2007, the company declared a 5-for-4 stock split effected in the form of a 25% stock dividend, payable December 27, 2007 resulting in the issuance of 3,149,133 new shares.  In February 2006, the company declared a 10% stock dividend payable March 31, 2006, resulting in the issuance of 1,391,085 new shares.  The company has also paid 100% stock dividends on September 30, 2004 and January 31, 2003 which resulted in 5,423,425 and 2,603,838 new shares, respectively.  At the 2005 Annual Meeting, shareholders approved management’s proposal to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

In 2009, regulatory capital decreased $12.1 million comprised of a $14.0 million decrease in retained earnings after paying cash dividends of $2.7 million, a $1.7 million increase due to the company’s dividend reinvestment plan and a $93,000 increase due to the issuance of shares from the company’s stock option plans.  As of December 31, 2009, there were 32,179,889 shares of stock available for future sale or stock dividends. The number of shareholders of record at December 31, 2009 was approximately 1,650. Quarterly market highs and lows, dividends paid and known market makers are highlighted in the Investor Information section of this Annual Report. Refer to Note 15 to the financial statements for further discussion of capital requirements and dividend limitations.

The Board of Directors has voted to suspend payment of the Company's quarterly dividend indefinitely in an effort to conserve capital.  The Board recognizes the importance of preserving cash and, given the challenging economic conditions that continue to impact the health and stability of many businesses within the region we serve, believes dividends should be paid from current and anticipated earnings to prudently fund fiscal 2010 operations.    Suspending the $0.02 per share dividend will save the Company approximately $1.3 million.  The Board will reevaluate the policy in the future on a quarter-by-quarter basis.

The suspension is among several initiatives in place to conserve cash reserves during the nation's protracted economic slump.  The Company recently announced it had raised more than $23 million through the sale of subordinated notes which will mature on September 1, 2019.  A substantial portion of the net proceeds of the completed sale will be used to strengthen the institution's capital position, improve liquidity, increase lending capacity and support the company’s continuing growth objectives.

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

INTEREST RATE GAP

The following schedule illustrates the company’s interest rate gap position as of December 31, 2009 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods.

Interest Rate Sensitivity Analysis
as of December 31, 2009
(in thousands)

			Rate Sensitive			Not
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Rate
	Days	Days	Days	Years	5 Years	Sensitive	Total

Commercial loans	$446,509	$12,458	$23,213	$148,895	$40,164	$34,625	$705,864
Mortgage loans	2,865	2,681	6,323	18,661	3,151	780	34,461
Installment loans	40,572	11,047	21,655	109,726	25,985	516	209,501
Total Loans	489,946	26,186	51,191	277,282	69,300	35,921	949,826

Securities-taxable	41,771	10,537	8,277	52,300	92,692	(53,566)	152,011
Securities-tax free	830	360	715	9,840	196,270	(86,393)	121,622
Total Securities	42,601	10,897	8,992	62,140	288,962	(139,959)	273,633

Federal funds sold	62,175	0	0	0	0	0	62,175
Total Money Market Assets	62,175	0	0	0	0	0	62,175

Total Earning Assets	594,722	37,083	60,183	339,422	358,262	(104,036)	1,285,634
Non-earning assets	0	0	0	0	0	132,279	132,279
Allowance for credit losses	0	0	0	0	0	(22,502)	(22,502)

Total Assets	$594,722	$37,083	$60,183	$339,422	$358,262	$5,739	$1,395,411

Interest-bearing demand deposits	$352,631	$ 0	$ 0	$ 0	$ 0	$ 0	$352,631
Savings deposits	85,115	0	1,340	0	0	0	86,455
Time deposits $100,000 and over	142,809	22,399	47,285	23,342	3,004	0	238,839
Other time deposits	77,279	44,670	86,566	90,271	9,527	0	308,313
Total Interest-Bearing Deposits	657,834	67,069	135,191	113,613	12,531	0	986,238

Borrowed funds and other interest-bearing liabilities	67,917	3,725	27,553	81,819	36,453	0	217,467

Total Interest-Bearing Liabilities	725,751	70,794	162,744	195,432	48,984	0	1,203,705
Demand deposits	0	0	0	0	0	85,370	85,370
Other liabilities	0	0	0	0	0	15,203	15,203
Stockholders' equity	0	0	0	0	0	91,133	91,133

Total Liabilities and Stockholders' Equity	$725,751	$70,794	$162,744	$195,432	$48,984	$191,706	$1,395,411

Interest Rate Sensitivity gap	$(131,029)	$(33,711)	$(102,561)	$143,990	$309,278	$(185,967)

Cumulative gap	$(131,029)	$(164,740)	$(267,301)	$(123,311)	$185,967

The company’s interest sensitivity at December 31, 2009 was essentially neutral within reasonable ranges and an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.  The negative cumulative gap through one year would seem to indicate that the company would benefit from a decrease in interest rates, but the timing and extent of such changes could provide results which are inconsistent with the gap statement.

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

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income, and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2009 remained constant.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2009 levels.

	RATES + 200	RATES - 200
Earnings at risk:
Percent change in net interest income	(4.60)%	(.24)%

Economic value at risk:
Percent change in economic value of equity	(38.69)%	17.97%

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may change beyond the company’s policy guideline for a short period of time as long as the risk-based capital ratio is greater than 10%.

LIQUIDITY

The term liquidity refers to the ability of the company to generate sufficient amounts of cash to meet its cash-flow needs.  Liquidity is required to fulfill the borrowing needs of the company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks and federal funds sold) are the company’s most liquid assets.  At December 31, 2009 cash and cash equivalents totaled $86.4 million, compared to the December 31, 2008 level of $18.2 million.  Financing activities provided $90 million and operating activities provided $3.6 million of cash and cash equivalents during the year while investing activities utilized $25.4 million.  The cash flows provided by financing activities is due primarily to an increase in interest-bearing demand deposits and the issuance of subordinated debentures offset by a decrease in borrowed funds, while the funds provided by operating activities pertains to interest payments received on loans and investments.  The cash used in investing activities consists of loan proceeds and security purchases.

Core deposits, which represent the company’s primary source of liquidity, averaged $747 million in 2009, a decrease of $7 million from the $754 million average in 2008.

The company has other potential sources of liquidity, including repurchase agreements.  Additionally, the company can borrow on credit lines established at several correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Discount Window.

Item 8.               Financial Statements and Supplementary Data.

The information required by this item is set forth on pages 26-45 of the Company’s 2009 Annual Report to Shareholders, which pages are included as Exhibit 13 hereto, and incorporated herein by reference.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.                      Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Principal Executive Officer along with the company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based upon that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that  as of December 31, 2009 the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.

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

As of December 31, 2009, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2009, has been audited by Demetrius and Company, L.L.C., the independent registered public accounting firm that audited the company’s financial statements for the period covered.  A copy of the Demetrius and Company, L.L.C. report is included in this annual report.

/s/ Gerard A. Champi                                                                                     /s/ Linda A. D’Amario
Gerard A. Champi                                                                                           Linda A. D’Amario
Interim President and Chief Executive Officer                                           Interim Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First National Community Bancorp, Inc.

We have audited First National Community Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Community Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First National Community Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of First National Community Bancorp, Inc, and our report dated March 10, 2010 expressed an unqualified opinion.

Demetrius & Company, L.L.C.

Wayne, New Jersey
March 10, 2010

Item 9B.                      Other Information.
None

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

Information regarding directors, nominees, principal officers, audit committees and audit committee financial experts required by this item is set forth under the captions “Information as to Nominees and Directors”, “Principal Officers of the Company”, “Principal Officers of the Bank”, “Information about the Company’s Audit Committee and its Charter”, "Report of the Audit Committee", and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2010 and is incorporated herein by reference.

The company has adopted a Code of Ethics that applies to directors, officers and employees of the company and the bank.  A copy of the Code of Ethics was included as an exhibit to the company’s Form 10-K for the year ended December 31, 2005 and filed with the Securities and Exchange Commission.  A request for the Company’s Code of Ethics can be made either in writing to Linda D'Amario, First National Community Bancorp, Inc., 102 East Drinker Street, Dunmore, Pennsylvania, 18512 or by email at fncb@fncb.com.

Item 11.               Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation”, "Compensation Discussion and Analysis", “Option Grants in 2009”, "Equity Compensation Plan Information", "Deferred Compensation Plan Information", “Compensation of Directors”, “Potential Payments Upon Termination or Change-in-Control”, “Compensation Committee Report”, and “Board of Directors Interlocks and Insider Participation” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2010 and is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the caption “Principal Beneficial Owners of the Company’s Common Stock” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2010 and is incorporated herein by reference.

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2009 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2010 and is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2010 and is incorporated herein by reference.

Item 14.               Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Independent Auditors” in the Proxy Statement filed for the annual meeting of shareholders to be held on May 19, 2010 and is incorporated herein by reference.

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

3.	The following Exhibits are filed herewith or incorporated by reference:

EXHIBIT 3.1	Articles of Incorporation – filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference

EXHIBIT 3.2	By –laws - filed as Exhibit 3(ii) to the Company’s current report on Form 8-K filed on December 16, 2009 is hereby incorporated by reference

EXHIBIT 4.1	Form of Common Stock Certificate

EXHIBIT 4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009)

EXHIBIT 10.1	Dividend Reinvestment Plan – filed as Exhibit 99.1 to the Company’s Amended Registration Statement on Form S-3 as filed on July 19, 2009 is hereby incorporated by reference

EXHIBIT 10.2	2000 Stock Incentive Plan - filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.3	2000 Independent Directors Stock Option Plan - filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.4	Directors’ and Officers’ Deferred Compensation Plan - filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference

EXHIBIT 10.5	Discretionary Cash Bonus Plan Description

EXHIBIT 13	Annual Report

EXHIBIT 14	Code of Ethics - filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference

EXHIBIT 21	Subsidiaries

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Chief Financial Officer

EXHIBIT 32.1	Section 1350 Certification – Chief Executive Officer

EXHIBIT 32.2	Section 1350 Certification – Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ Gerard A. Champi
Gerard A. Champi Interim President/Chief Executive Officer

/s/ Linda A. D’Amario
Linda A. D’Amario Interim Principal Financial Officer

Date: March 10, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

Michael J. Cestone, Jr.	Date	Louis A. DeNaples	Date

/s/ Joseph Coccia	March 10, 2010	/s/ Louis A. DeNaples, Jr.	March 10, 2010
Joseph Coccia	Date	Louis A. DeNaples, Jr.	Date

/s/ William P. Conaboy	March 10, 2010
William P. Conaboy	Date	Joseph J. Gentile	Date

/s/ Dominick L. DeNaples	March 10, 2010	/s/ John P. Moses	March 10, 2010
Dominick L. DeNaples	Date	John P. Moses	Date