Form 10-Q
period 2010-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2010-05-10
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_______________
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large Accelerated Filer	|__|	Accelerated Filer	| X |
Non-Accelerated Filer	|__|	Smaller reporting company	|__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	|__|	No	| X |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common Stock, $1.25 par value	16,308,108 shares
(Title of Class)	(Outstanding at May 7, 2010)

FIRST NATIONAL COMMUNITY BANCORP, INC.

(ii)

PART I  Financial Information

Item 1 – Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010	December 31, 2009
	(UNAUDITED)	(AUDITED)
	(dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,177	$24,189
Federal funds sold	61,050	62,175
Total cash and cash equivalents	80,227	86,364
Securities:
Available-for-sale, at fair value	246,959	259,955
Held-to-maturity, at cost (fair value $1,824 on March 31, 2010 and $1,788 on December 31, 2009)	1,922	1,899
Federal Reserve Bank and FHLB stock, at cost	12,069	11,779
Net loans	920,302	927,324
Bank premises and equipment	20,750	20,667
Intangible Assets	9,914	9,928
Other assets	83,450	77,495
Total Assets	$1,375,593	$1,395,411
LIABILITIES
Deposits:
Demand – non-interest bearing	$79,266	$85,370
Interest bearing demand	344,055	352,631
Savings	93,663	86,455
Time ($100,000 and over)	236,540	238,839
Other time	299,959	308,313
Total deposits	1,053,483	1,071,608
Borrowed funds	190,696	194,367
Subordinated debentures	25,000	23,100
Other liabilities	13,723	15,203
Total Liabilities	$1,282,902	$1,304,278
SHAREHOLDERS' EQUITY
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 16,299,456 shares at March 31, 2010 and 16,289,970 shares at December 31, 2009	$20,374	$20,362
Additional Paid-in Capital	61,224	61,190
Retained Earnings	28,813	26,854
Accumulated Other Comprehensive Income (Loss)	(17,720)	(17,273)
Total shareholders' equity	$92,691	$91,133
Total Liabilities and Shareholders’ Equity	$1,375,593	$1,395,411

Note:  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements
(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Quarter Ended
	March 31,
	2010	2009
	(dollars in thousands, except share data)
Interest Income:
Loans	$12,188	$13,358
Investments	3,073	3,492
Federal Funds Sold	36	0
Total interest income	15,297	16,850
Interest Expense:
Deposits	4,032	4,145
Subordinated debt	539	0
Borrowed Funds	1,501	2,038
Total interest expense	6,072	6,183
Net Interest Income before Loan Loss Provision	9,225	10,667
Provision for credit losses	2,802	2,460
Net interest income	6,423	8,207
Other Income:
Total other-than-temporary impairment losses	(31,428)	(47,285)
Portion of loss recognized in other comprehensive income (before taxes)	30,513	47,285
Net impairment losses	(915)	0
Service charges	650	687
Other Income	658	663
Gain on sale of:
Loans	273	546
Securities	1,196	527
Other Real Estate	0	0
Total other income	1,862	2,423
Other expenses:
Salaries & benefits	3,120	3,332
Occupancy & equipment	1,067	1,070
Advertising expense	225	240
Data processing expense	487	436
FDIC assessment	469	240
Bank shares tax	255	217
Expense of ORE	120	0
Credit for off-balance sheet commitments	(1,031)	0
Other	1,670	1,142
Total other expenses	6,382	6,677
Income before income taxes	1,903	3,953
Income tax expense (benefit)	(56)	715
NET INCOME	$1,959	$3,238

Basic earnings per share	$0.12	$0.20
Diluted earnings per share	$0.12	$0.20

Weighted average number of basic shares	16,294,291	16,064,455
Weighted average number of diluted shares	16,658,009	16,460,979

See notes to financial statements
(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$14,933	$16,544
Fees & Commissions Received	1,353	1,379
Interest Paid	(6,369)	(7,284)
Income Taxes Paid	0	(1,132)
Cash Paid to Suppliers & Employees	(10,214)	(8,528)
Net Cash Provided by Operating Activities	$(297)	$ 979
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$24,687	$9,142
Proceeds from Calls prior to maturity	8,035	13,538
Purchases	(19,194)	(8,354)
Net (Increase)/Decrease in Loans to Customers	919	(19,878)
Capital Expenditures	(437)	(283)
Net Cash Provided/(Used) by Investing Activities	$14,010	$(5,835)
Cash Flows from Financing Activities:
Net Increase/(Decrease) in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$(7,472)	$(10,764)
Net Increase/(Decrease) in Certificates of Deposit	(10,653)	24,912
Proceeds from issuance of Subordinated Debentures	1,900	0
Net Decrease in Borrowed Funds	(3,671)	(9,050)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	46	889
Dividends Paid	0	(1,766)
Net Cash Provided/(Used) by Financing Activities	$(19,850)	$4,221
Net Increase/(Decrease) in Cash and Cash Equivalents	$(6,137)	$(635)
Cash & Cash Equivalents at Beginning of Year	$86,364	$18,171
CASH & CASH EQUIVALENTS AT END OF PERIOD	$80,227	$17,536

(Continued)
(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$1,959	$ 3,238
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(760)	(952)
Equity in trust	(1)	(2)
Depreciation and Amortization	441	458
Provision for Probable Credit Losses	2,802	2,460
Provision for Deferred Taxes	(22)	(56)
Gain on Sale of Loans	(272)	(546)
Gain on Sale of Investment Securities	(1,196)	(527)
Impairment losses on Investment Securities	915	0
Increase/(Decrease) in Taxes Payable	8	(505)
Decrease in Interest Receivable	397	646
Decrease in Interest Payable	(298)	(1,101)
Increase in Prepaid Expenses and Other Assets	(3,251)	(1,596)
Increase in Accrued Expenses and Other Liabilities	(1,019)	(538)
Total Adjustments	$(2,256)	$(2,259)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(297)	$ 979

See notes to financial statements
(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2010
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN- SIVE INCOME/ (LOSS)

	COMP-REHEN- SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2009		16,289,970	$20,362	$61,190	$26,854	$(17,273)	$91,133
Comprehensive Income:
Net income for the period	1,959				1,959		1,959
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale net of deferred tax benefit of $3,149	(6,113)
Noncredit related gains on securities not expected to be sold, net of deferred taxes of $2,973	5,771
Reclassification adjustment for gain or loss included in income (tax effect of $407)	789
Total other comprehensive loss, net of tax	(447)					(447)	(447)
Comprehensive Income	1,512
Issuance of Common Stock through Dividend Reinvestment		9,486	12	34			46
BALANCES, MARCH 31, 2010		16,299,456	$20,374	$61,224	$28,813	$(17,720)	$92,691

See notes to financial statements
(5)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2009
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP- REHEN- SIVE INCOME/ (LOSS)

	COMP-REHEN- SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Comprehensive Income:
Net income for the period	3,238				3,238		3,238
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $4,398	(8,353)
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $184	527
Total other comprehensive loss, net of tax	(7,826)					(7,826)	(7,826)
Comprehensive Loss	(4,588)
Stock Options Awarded				159			159
Issuance of Common Stock through Dividend Reinvestment		106,248	133	756			889
Cash dividends paid, $0.11 per share					(1,765)		(1,765)
BALANCES, MARCH 31, 2009		16,154,176	$20,193	$60,506	$42,365	$(28,027)	$95,037

See notes to financial statements
(6)

FIRST NATIONAL COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry.  The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation.  The accompanying interim financial statements are unaudited.  In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles.  Also in the opinion of management, all adjustments (which include only normal recurring adjustments)  necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009.

(2) The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity:

	March 31, 2010			March 31, 2009
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(9,263)	$3,150	$(6,113)	$(12,751)	$4,398	$(8,353)
Noncredit related losses on securities not expected to be sold	8,744	(2,973)	5,771	0	0	0
Less: reclassification adjustment for gain or loss realized in net income	1,195	(406)	789	711	(184)	527
Net unrealized gains (losses)	$676	$(229)	$447	$(12,040)	$4,214	$(7,826)
Other comprehensive income (loss)	$676	$(229)	$447	$(12,040)	$4,214	$(7,826)

(3) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period.  Such shares amounted to 16,294,291 and 16,064,455 for the periods ending March 31, 2010 and 2009, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period.  Such shares amounted to 16,658,009 and 16,460,979 for the periods ending March 31, 2010 and 2009, respectively.

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

A summary of the status of the Corporation’s stock option plans is presented below:

	Three months ended March 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	366,248	$12.18	325,134	$12.36
Granted	0		74,600	10.81
Exercised	0		0
Forfeited	(25,300)	11.00	0
Outstanding at the end of the period	340,948	12.26	399,734	12.07

Options exercisable at March 31,	340,948	12.26	325,134	12.36
Weighted average fair value of options granted during the period	---	--	---	2.13

Information pertaining to options outstanding at March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	340,948	5.2 years	$12.26	340,948	$12.26

(5)           FHLB Stock:  As a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), First National Community Bank is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants.  As of March 31, 2010 and December 31, 2009, our FHLB stock totaled $10.9 million.

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

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  First National Community Bancorp, Inc. evaluates impairment quarterly.  The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB's long-term performance, which includes factors such as the following:
•	its operating performance;
•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;
•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;
(8)

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and
•	its liquidity and funding position.

After evaluating all of these considerations, First National Community Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered.  Accordingly, no impairment charge was recorded on these securities for the three months ended March 31, 2010.  Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

(6)           Subsequent Events – In accordance with current accounting guidance, subsequent events have been evaluated through the date the financial statements were available to be issued.  Through that date, there were no events requiring disclosure.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2009.

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended March 31, 2010 and 2009.  The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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
(9)

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses.  The bank provides practically all of the company’s earnings as a result of its banking services.  As of March 31, 2010, the company had 21 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania.  At March 31, 2010, the company had 295 full-time equivalent employees.

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

Office	Date Opened
Main	October 1910
Scranton	September 1980
Dickson City	December 1984
Keyser Village	April 2008
Wilkes-Barre	July 1993
Pittston Plaza	April 1995
Kingston	August 1996
Exeter	November 1998
Daleville	April 2000
Plains	June 2000
Back Mountain	October 2000
Clarks Green	October 2001
Hanover Township	January 2002
Nanticoke	April 2002
Hazleton	October 2003
Route 315	February 2004
Honesdale	November 2006
Stroudsburg	May 2007
Honesdale Route 6	October 2007
Marshalls Creek	May 2008
Dunmore - Wheeler Avenue	December 2009

The bank provides the usual commercial banking services to individuals and businesses, including a wide variety of loan, deposit instruments and investment options.  As a result of the bank’s partnership with FNCB Wealth Management Services, our customers are able to access alternative products such as mutual funds, bonds, equities and annuities directly from our FNCB Wealth Management Services representatives.

During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the bank to manage, operate and liquidate properties acquired through foreclosure.

Summary:

Net income for the first three months of 2010 amounted to $1.959 million a decrease of $1.279 million, or 39%, when compared to $3.238 million for the same period of the previous year.  The decrease is primarily due to a decrease in interest income of $1.553 million which was partially offset by a $771,000 reduction of recoverable income taxes.  Other income decreased $561,000 primarily due to a $915,000 impairment charge on securities offset by a $396,000 increase in the gain on asset sales.  Other expenses decreased $295,000 over the same period of last year due to $1.031 million decrease in the reserve for off-balance sheet commitments, offset by an increase in FDIC insurance premiums of $229,000 and an increase in expenses of ORE of $120,000.

(10)

RESULTS OF OPERATIONS
Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $9.225 million and $10.667 million (before the provision for credit losses) during the first three months of 2010 and 2009, respectively.  The year to date net interest margin (tax equivalent) decreased forty-nine basis points to 3.25% in 2010 compared to 2009 comprised of a fifty-six basis point decrease in the yield earned on earning assets which was offset by a sixteen basis point decrease in the cost of interest-bearing liabilities.  Excluding investment leveraging transactions, the 2009 margin would be 3.27% which is sixty-two basis points lower than the 3.87% recorded during the first three months of last year.

Earning assets decreased $20 million to $1.257 billion during the first three months of 2010 and total 91.4% of total assets, comparable to the 91.5% at year-end.

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

	Three months ended March 31,			Three months ended March 31,
	2010			2009
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$859,048	$11,560	5.40%	$906,082	$12,750	5.65%
Loans (tax-free) (1)	56,223	628	6.87	53,362	608	7.01
Investment securities (taxable)	174,493	1,673	3.84	177,746	2,272	5.11
Investment securities (tax-free)(1)	121,479	1,400	7.09	108,663	1,220	6.91
Time deposits with banks and federal funds sold	56,555	36	0.25	38	0	0.33
Total interest-earning assets	1,267,798	15,297	5.18%	1,245,891	16,850	5.74%
Non-interest earning assets	117,710			81,651
Total Assets	$1,385,508			$1,327,542
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$983,592	$4,032	1.66%	$871,625	$ 4,145	1.93%
Borrowed funds	216,945	2,040	3.76	264,729	2,038	3.08
Total interest-bearing liabilities	1,200,537	6,072	2.04%	1,136,354	6,183	2.20%
Other liabilities and shareholders' equity	184,971			191,188
Total Liabilities and Shareholders' Equity	$1,385,508			$1,327,542
Net interest income/rate spread		$9,225	3.14%		$10,667	3.54%
Net yield on average interest-earning assets			3.25%			3.74%
Interest-earning assets as a percentage of interest-bearing liabilities			106%			110%

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

	Period Ended March 31, 2010 vs 2009			Period Ended March 31, 2009 vs 2008
	Increase (Decrease) Due to		Increase (Decrease) Due to	Increase (Decrease) Due to		Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Loans (taxable)	$(517)	$(673)	$(1,190)	$(2,796)	$611	$(2,185)
Loans (tax-free)	(13)	33	20	(11)	63	52
Investment securities (taxable)	(594)	(5)	(599)	(448)	(357)	(805)
Investment securities (tax-free)	36	144	180	320	68	388
Time deposits with banks and federal funds sold	(9)	45	36	0	0	0
Total interest income	$(1,097)	$(456)	$(1,553)	$(2,935)	$385	$(2,550)

Deposits	$(552)	$439	$(113)	$(3,142)	$426	$(2,716)
Borrowed funds	577	(575)	2	(1,639)	977	(662)
Total interest expense	$25	$(136)	$(111)	$(4,781)	$1,403	$(3,378)
Net change in net interest income	$(1,122)	$(320)	$(1,442)	$1,846	$(1,018)	$828

Other Income and Expenses:

Other income in the first three months of 2010 decreased $561,000 in comparison to the same period of 2009 primarily due to a $915,000 other-than-temporary impairment loss on securities.  Service charges and fees decreased $42,000 compared to the prior period.  Income from service charges on deposits decreased $37,000, or 5%, in comparison to the same period of last year.  Other fee income decreased $5,000, or 1%.  Net gains from asset sales increased $396,000 comprised of a $669,000 increase in security gains as securities were sold to restructure the portfolio and to generate liquidity to meet loan demand offset partially by a $273,000 decrease in gains on residential mortgage loans.

Other expenses decreased $295,000 or 4% for the period ended March 31, 2010 compared to the same three month period of the previous year primarily due to a decrease in the provision for off-balance sheet commitments of $1.031 million.  Salaries and Benefits costs decreased $212,000 in comparison to the first three months of 2009, and data processing expenses decreased $51,000, or 12%.  FDIC insurance expense increased $229,000, or 95%, due to increased premiums, bank shares tax expense increased $38,000, or 18%, expenses of other real estate increased $120,000 and other operating expenses increased $528,000.

Other Comprehensive Income:

The company’s other comprehensive income includes unrealized holding gains (losses) on securities which it has classified as available-for-sale in accordance with current accounting guidance.

(12)

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income.  The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2010	2009
Provision at statutory rate	$647	$1,344
Add (Deduct):
Tax effect of non-taxable interest income	(689)	(622)
Tax effect of other tax free income	(67)	(80)
Non-deductible interest expense	51	61
Deferred tax benefits	(8)	(7)
Other items, net	10	19
Income tax expense	$(56)	$715

Federal Deposit Insurance Corporation (“FDIC”) Activity:

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

Prior to the final rule, most banks were in the best risk category and paid anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Beginning April 1, 2009, banks in this category began paying initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis.  Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC's loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments are higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including recent failures. The final rule also provided incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

The FDIC Board also adopted a rule imposing a 5 basis point emergency special assessment on the industry on June 30, 2009. The assessment was collected on September 30, 2009. For the bank, based upon our deposit levels at June 30, 2009, the additional amount of 2009 FDIC insurance expense related to this special assessment was $603,000.  This adjustment was recognized during the second quarter of 2009.  On November 12, 2009, the FDIC Board adopted rulemaking requiring banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Prepaid assessments for the fourth quarter of 2009 amounted to $385,000, for 2010 - $1.6 million, for 2011 - $2 million and for 2012 – $2.1 million.  Under the new rule, banks will be assessed through 2010 according to the risk-based premium schedule adopted earlier this year.  Beginning January 1, 2011, the base rate will increase by 3 basis points.

(13)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$29,567	$29,567	$27,089	$27,089
Obligations of state and political subdivisions	118,565	118,467	120,569	120,458
Collateralized mortgage obligations:
Government sponsored agency	57,865	57,865	53,495	53,495
Private label	13,005	13,005	21,059	21,059
Residential mortgage-backed securities	17,838	17,838	27,442	27,442
Pooled Trust Preferred Senior Class	2,553	2,553	2,639	2,639
Pooled Trust Preferred Mezzanine Class	8,092	8,092	8,180	8,180
Corporate debt securities	380	380	356	356
Equity securities	1,016	1,016	1,025	1,025
Total	$248,881	$248,783	$261,854	$261,743

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2010 of the company’s Investment Securities classified as available-for-sale (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$30,860	$180	$1,473	$29,567
Obligations of state and political subdivisions:
Collateralized mortgage obligations:	120,760	2,128	6,245	116,643
Government sponsored agency	57,433	713	281	57,865
Private label	16,198	0	3,193	13,005
Residential mortgage-backed securities:	17,369	542	73	17,838
Pooled Trust Preferred Senior Class	3,852	0	1,299	2,553
Pooled Trust Preferred Mezzanine Class	25,823	0	17,731	8,092
Corporate debt securities:	500	0	120	380
Equity securities and mutual funds:	1,010	6	0	1,016
Total	$273,805	$3,569	$30,415	$246,959

(14)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at March 31, 2010 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$1,922	$0	$98	$1,824
Total	$1,922	$0	$98	$1,824

The following table shows the amortized cost and approximate fair value of the company’s debt securities at March 31, 2010 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$0	$0	$0	$0
After one year through five years	2,951	2,960	0	0
After five years through ten years	7,490	7,509	464	442
After ten years	171,354	146,766	1,458	1,382
Collateralized mortgage obligations	73,631	70,870	0	0
Mortgage-backed securities	17,369	17,838	0	0
Total	$272,795	$245,943	$1,922	$1,824

Gross proceeds from the sale of investment securities for the periods ended March 31, 2010 and 2009 were
$24,687,604 and $9,141,563 respectively with the gross realized gains being $1,198,616 and $527,247 respectively, and gross realized losses being $3,038 and $0, respectively.

At March 31, 2010 and 2009, investment securities with a carrying amount of $215,348,928 and $163,471,053 respectively, were pledged as collateral to secure public deposits and for other purposes.

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

(15)

As of March 31, 2010, 26.5% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and municipalities.  Pooled trust preferred collateralized debt obligations accounted for 62.6% of the total unrealized losses and 10.5% came from private label mortgage-backed securities.

As of March 31, 2010, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $30.2 million with an estimated fair value of $10.6 million.  One of our pooled securities is a senior tranch and the remainder are mezzanine tranches.  During 2009, all of the pooled issues were downgraded by Moody's Investor Services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis we evaluate our trust preferred collateralized debt obligations for other-than-temporary impairment.  In the first quarter of 2010, $584,289 in other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations.  When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment.  The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows.  The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment.  A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of current accounting guidance by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2010.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

The following table presents the gross unrealized losses and fair values at March 31, 2010 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$3,962	$4	$9,793	$1,470	$13,755	$1,474
Obligation of state and political subdivisions	31,552	1,397	18,786	4,946	50,338	6,343
Collateralized mortgage obligations
Government sponsored agency	34,185	281	0	0	34,185	281
Private Label	0	0	13,005	3,193	13,005	3,193
Residential Mortgage-backed securities	5,593	73	0	0	5,593	73
Corporate debt securities	0	0	380	120	380	120
Pooled Trust Preferred Senior Class	0	0	2,553	1,298	2,553	1,298
Pooled Trust Preferred Mezzanine Class	0	0	8,092	17,731	8,092	17,731
Mutual Fund	0	0	0	0	0	0
	$75,292	$1,755	$52,609	$28,758	$127,901	$30,513

(16)

Corporate securities had a total unrealized loss of $19.1 million as of March 31, 2010.  $19 million of the unrealized losses were from pooled trust preferred collateralized debt obligations.

The following table presents the gross unrealized losses and fair values at March 31, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$11,471	$2,344	$0	$0	$11,471	$2,344
Obligation of state and political subdivisions	47,541	2,686	28,905	4,675	76,446	7,361
Collateralized mortgage obligations
Government sponsored agency	0	0	0	0	0	0
Private Label	8,361	540	22,447	8,029	30,808	8,569
Residential Mortgage-backed securities	0	0	0	0	0	0
Corporate debt securities	0	0	1,143	919	1,143	919
Pooled Trust Preferred Senior Class	1,895	2,105	0	0	1,895	2,105
Pooled Trust Preferred Mezzanine Class	0	0	7,636	25,963	7,636	25,963
Mutual Fund	0	0	975	24	975	24
	$69,268	$7,675	$61,106	$39,610	$130,374	$47,285

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
(17)

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

Credit ratings are one factor of the analysis utilized to determine OTTI.  As of December 31, 2009, the following private label CMO’s were determined to be credit impaired resulting in a charge to earnings:

Description	S&P Credit Rating	Collateral Type	Cumulative Credit Impairment Recognized
RAST 2006 – A10 As	CC	ALT-A30	$226,000
RAST 2006 – A8 2A2	CC	ALT-A30	382,000
CWALT 2007 – 7T2 A12	CC	ALT-A30	377,000
RALI 2006 – QS 16 A10	CC	ALT-A30	236,000
RALI 2006 – QS4 A2	CC	ALT-A30	210,000
HALO 2007 – 1 3A6	CCC	WH30	148,000
WMALT 2006 – 2 2CB	CCC	ALT-A30	186,000
PRIME 2006 – 1 1A1	CC	WH30	41,522
			$1,806,522

Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers.  The results are recognized through earnings as they become available.

The credit impairment recognized as of the dates indicated represents an estimate of uncollectable principal utilizing the factors referenced previously.

The following table provides additional information related to our corporate securities as of March 31, 2010:

Name of Issuer	Name of Issuer's Parent Company	Book Value	Fair Value	Unrealized Gain/Loss	Current Moody's /Fitch Issuer Ratings
		(dollars in thousands)
Chase Capital	JP Morgan Chase & Co.	$500	$380	$120	A2/A

As of March 31, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $29.7 million with an estimated fair value of $10.6 million, which includes securities comprised of 412 banks and other financial institutions.

(18)

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of March 31, 2010:

Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Current Number of Performing Issuers	Actual Deferrals / Defaults as a % of Current Collateral
		(dollars in thousands)
PreTSL VIII	Mezzanine	$1,107	$417	$(690)	C/C	23	43.7
PreTSL IX	Mezzanine	2,680	1,054	(1,626)	Ca/C	35	29.2
PreTSL X	Mezzanine	1,433	386	(1,047)	Ca/C	37	43.5
PreTSL XI	Mezzanine	5,000	1,960	(3,040)	Ca/C	49	24.6
PreTSL XIX	Mezzanine	7,176	2,470	(4,706)	B3/B	55	22.1
PreTSL XXVI	Senior	3,851	2,553	(1,298)	B1/B	53	28.3
PreTSL XXVIII	Mezzanine	8,426	1,803	(6,623)	Ca/CC	44	18.2

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

Prepayments can occur on scheduled call dates.  The following list details information for each of our securities:

	First Par Call Date	Original Collateral Balance	Collateral Redemptions to date
PreTSL VII	01/03/08	$508,550,000	$83,750,000
PreTSL IX	04/03/08	504,030,000	54,000,000
PreTSL X	07/03/08	550,645,000	43,500,000
PreTSL XI	09/24/08	635,775,000	34,000,000
PreTSL XIX	09/22/10	700,535,000	0
PreTSL XXVI	06/22/12	964,200,000	0
PreTSL XXVIII	09/22/12	360,850,000	0

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

On a quarterly basis, we evaluate our trust preferred securities for other-than-temporary impairment.  In 2010, $584,000 in credit related OTTI charges were recognized on our pooled trust preferred securities.

(19)

Our pooled trust preferred collateralized debt obligations are measured for OTTI within the scope of current accounting guidance by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2010.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

The table below provides a cumulative roll forward of credit losses recognized:

For the Three Months Ended March 31, 2010
Beginning Balance	$6,199
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized.	0
Additional credit losses on debt securities for which other-than temporary impairment was previously recognized	915
Ending Balance	$7,114

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

The discount rate used is determined by adding the discount margin at the time of purchase (based on the original purchase price) to the appropriate 3-month LIBOR forward rate obtained from the forward LIBOR curve.  In this manner, we are using the current yield of the individual security in our OTTI analysis in accordance with current accounting guidance.

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

(20)

The following list details information for each of our pooled trust preferred securities as of March 31, 2010:

Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Current Number of Performing Issuers	Actual Deferrals / Defaults as a % of Current Collateral	(1) Expected Annual Deferrals/ Defaults as a % of Performing Collateral
		(dollars in thousands)						0.375%
PreTSL VIII	Mezzanine	$1,107	$417	$(690)	C/C	23	43.7	0.375%
PreTSL IX	Mezzanine	2,680	1,054	(1,626)	Ca/C	35	29.2	0.375%
PreTSL X	Mezzanine	1,433	386	(1,047)	Ca/C	37	43.5	0.375%
PreTSL XI	Mezzanine	5,000	1,960	(3,040)	Ca/C	49	24.6	0.375%
PreTSL XIX	Mezzanine	7,176	2,470	(4,706)	B3/B	55	22.1	0.375%
PreTSL XXVI	Senior	3,851	2,553	(1,298)	B1/B	53	28.3	0.375%
PreTSL XXVIII	Mezzanine	8,426	1,803	(6,623)	Ca/CC	44	18.2	0.375%

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

Deal	Performing Collateral	Bonds Outstanding	Excess Collateral	Coverage Ratio	Excess Subord-ination	Credit Impairment, this period	Credit Impairment, Cumulative
	(dollars in thousands)
PreTSL VIII	$241,072	$395,483	$(154,411)	61.0	N/A	$0	$0
PreTSL IX	322,878	421,333	(98,455)	76.6	N/A	82	82
PreTSL X	290,942	474,368	(183,426)	61.3	N/A	502	502
PreTSL XI	459,509	560,531	(101,022)	82.0	N/A	0	0
PreTSL XIX	548,284	551,656	(3,372)	99.4	N/A	0	0
PreTSL XXIV	693,894	641,016	52,878	108.3	7.62%	0	0
PreTSL XXVII	296,262	317,325	(21,063)	93.4	N/A	0	0
						$584	$584

(21)

Loans:
The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Residential real estate loans	$133,200	14.1	$137,409	14.5
Commercial real estate loans	409,400	43.4	415,940	43.8
Commercial & industrial loans	231,210	24.5	231,766	24.4
Loans to individuals for household, family and other personal expenditures	123,148	13.0	128,392	13.5
Loans to state and political subdivisions	46,806	5.0	36,442	3.8
All other loans, including overdrafts	139	0.0	175	0.0
Total Gross Loans	$943,903	100.0	$950,124	100.0
Less: Allow. for Credit Losses	(23,322)		(22,502)
Less: Unearned Discount	(279)		(298)
Net Loans	$920,302		$927,324

The company’s net loan portfolio declined $7 million during the first quarter from $927 million as of December 31, 2009 to $920 million as of March 31, 2010.  Within the portfolio, decreases in residential real estate loans, commercial real estate loans and installment loans were offset by an increase in other loans.  Commercial lending activities continue to represent the largest portion of the company’s loan portfolio.  Additionally, a majority of the company’s loan portfolio continues to be secured by real estate.  However, this percentage declined slightly from 58.3% as of December 31, 2009 to 57.5% as of March 31, 2010.

Commercial and industrial loans remained constant, totaling $231 million as of December 31, 2009 and March 31, 2010.  Commercial and industrial loans consist primarily of equipment loans, permanent working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  Loans secured by commercial real estate decreased $7 million from $416 million as of December 31, 2009 to $409 million as of March 31, 2010.  Commercial real estate loans include long-term commercial mortgage financing, construction loans and land development loans, and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is primarily attributable to significant charge-offs and transfers to other real estate.

Residential real estate loans totaled $133 million as of March 31, 2010.  This represents a decrease of $4 million, or 3%, from $137 million as of December 31, 2009.  The components of residential real estate loans include fixed rate mortgage loans sold in the secondary market, and home equity loans and lines of credit.  The company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally sold in the secondary market to reduce interest rate risk and provide funding for additional loans.  Installment loans decreased $5 million during the first quarter, or 4%, from $128 million as of December 31, 2009 to $123 million as of March 31, 2010.  The decrease in installment loans is due primarily to run-off in the company’s indirect auto loan portfolio.  All other loans, which include obligations of state and municipal governments, totaled $47 million as of March 31, 2010.  This represents a significant increase from $36 million as of December 31, 2009.  The increase is a result of tax anticipation notes issued to municipal governments that are issued for one year terms or less.

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

(22)

Under the company’s grading system, loans graded as special mention, substandard, doubtful or loss are reviewed regularly as part of the company’s risk management practices.  The company's risk management committee meets quarterly or more often as required and makes recommendations to the board of directors regarding provisions for credit losses.  The committee reviews individual problem credits and ensures that ample reserves are established.  The methodology utilized for the provision for credit losses was improved during 2009 to include an enhanced impairment measuring process.

Non-performing assets are comprised of impaired and non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned.  Loans are placed in nonaccrual status when a default of interest or principal has existed for 90 days or more.  When interest accrual is discontinued, interest previously accrued but not received is charged to current period earnings.  Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.

Under current accounting guidelines, a loan is impaired when it is probable that the bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement.  A loan is generally considered to be impaired if it exhibits the same level of weaknesses and probability of loss as loans classified doubtful or loss in the bank’s grading system.  For purposes of the company’s analysis, loans which are doubtful are considered impaired.  In addition, the company considers loans which are rated substandard and on nonaccrual to be impaired.  As of March 31, 2010, the recorded investment in loans for which impairment has been recognized totaled $42.6 million.  The allowance for credit losses related to these loans was $13.1 million.

All impaired loans are analyzed individually for the amount of impairment.  Current accounting guidelines allow several methods for the determination of impairment.  The Company generally utilizes the fair value of collateral method, as this is the preferred method for collateral dependent loans which make up the majority of the company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.  To determine the fair value of the collateral, external appraisals are utilized.  For loans that are recognized as impaired, external appraisals are to be obtained at a minimum annually, or more frequently as warranted, to ascertain a current market value so that the impairment analysis can be updated.

Under the fair value of collateral method, an allocation is made to the allowance for the difference between the loan balance and the net realizable value of the collateral.  For the Company’s calculations, a factor of 10% is typically utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 2% transfer taxes, and various other miscellaneous costs associated with the sales process.  For loans which are considered to be impaired, but for which the appraised value (minus costs to sell) exceeds the loan value, the impairment is considered to be zero.

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	March 31, 2010	December 31, 2009
Nonaccrual loans:
Impaired/Nonaccrual loans	$39,705	$36,048
Loans past due 90 days or more and still accruing	0	646
Total non-performing loans	39,705	36,694
Other Real Estate Owned	15,100	11,184
Total non-performing assets	$54,805	$47,878

Non-performing loans as a percentage of gross loans	4.2%	3.9%
Non-performing assets as a percentage of total assets	4.0%	3.4%

(23)

Total non-performing assets increased $6.9 million during the first quarter of 2010, from $47.8 million as of December 31, 2009 to $54.8 million as of March 31, 2010, as the effects of the severe and prolonged economic downturn continued to impact individual and business customers of the company. Included in non-performing assets are non-accrual loans and impaired loans, which totaled $39.7 million as of March 31, 2010, an increase from $36.0 million as of December 31, 2009.

Reclassifications of non-performing loans during the first quarter of 2010 primarily consisted of two (2) large credits totaling $4.3 million.  These credits are:

•
$2,233,000 – This credit represents the non-sold portion of a government guaranteed loan secured by commercial real estate; due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•	$2,056,000 – This credit represents a time loan secured by residential and commercial real estate; $888 thousand of the allowance for loan losses is allocated to this credit.

Other Real Estate Owned totaled $15.1 million as of March 31, 2010, which is an increase of $3.9 million from $11.1 million as of December 31, 2009.  As of March 31, 2010, other real estate owned consists of fourteen (14) properties.  Seven (7) of the properties held in other real estate owned as of March 31, 2010 represent approximately 96% of the total.  Included in other real estate owned are two properties totaling $3.1 million, or 21%, of other real estate owned, located outside of the company’s general market area.  Additionally, $7.6 million, or 50%, of other real estate owned is located in a specific region located within the company’s primary market area that has been particularly hard hit during the current economic recession.

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

The following schedule reflects a breakdown of other real estate owned for the periods reviewed.

	March 31, 2010	December 31, 2009
Land / Lots	$ 9,746	$ 5,887
Commercial Real Estate	4,909	4,852
Residential Real Estate	445	445
Total Other Real Estate Owned	$15,100	$11,184

A recap of delinquency within the company’s loan portfolio is provided below.

	March 31, 2010	December 31, 2009
30-59 days	.84%	.40%
60-89 days	.04%	.05%
90 + days	.00%	.07%
Non-Accrual	3.79%	3.79%
Total Delinquencies	4.31%	4.31%

As previously indicated, the increase in delinquencies in the periods reviewed is primarily related to the downturn in the economy and its impact on the company’s borrowers.

(24)

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

In its evaluation, management considers changes in lending policies and procedures, changes in concentrations of credit, changes in the nature and volume of the portfolio, changes in the volume and severity of delinquencies, classified and nonaccrual loans, changes in competition and legal and regulatory environments, management capabilities, current local and national economic trends, peer group information, changes in loan review methodology and Board of Directors oversight, as well as various other factors. Consideration is also given to examinations performed by regulatory authorities and the company’s independent accountants.

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Three months Ended March 31, 2010	Year to date Ended December 31, 2009
Balance, January 1	$22,502	$8,254
Recoveries Credited	57	133
Losses Charged	(2,039)	(17,835)
Provision for Credit Losses	2,802	31,950
Balance at End of Period	$23,322	$22,502

The company’s provision for the first quarter of 2010 was $2.802 million.  The company recorded total provisions for loan losses of $31.95 million for 2009 in order to adequately provide for potential losses, compared to a provision of $1.8 million in 2008.  The increases in the provision for loan losses were primarily a result of the prolonged deterioration in the economy along with a variety of other factors.  These issues directly caused an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.

The increase in non-performing assets is primarily concentrated in land development loans.   Declines in real estate values, along with a decrease in demand for new home construction have led to this increase.   In each case, real estate collateral provides for an alternate source of repayment in the event of default by the borrower.   Management continues to monitor real estate values, which may continue to deteriorate in this real estate market and result in a further increase in impaired loans and / or charge-offs.  The ratio of the loan loss reserve to total loans at March 31, 2010 and December 31, 2009 was 2.47% and 2.37%, respectively.

The downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in the commercial real estate portfolio.  During 2009, non accrual loans doubled from $17.3 million at December 31, 2008 to $36.0 million at December 31, 2009.  Non accrual loans totaled $37.1 million at March 31, 2010.  During the first quarter of 2010, thirty-seven (37) credits in the amount of $3,268,490 were reclassified to non accrual status. Of these thirty-seven (37) credits, three (3) borrowers accounted for $2,750,674, or 84.16%. Updated real estate appraisals are obtained on all non-performing loans secured by real estate.

(25)

The decline in real estate markets was primarily responsible for over $17 million of net charge-offs taken in 2009.  Net charge-offs totaled $1.98 million for the period ended March 31, 2010, of which $1.2 million or 60.6% resulted from the charge down of a land development loan.  The majority of the 2009 charge-offs resulted from participations in a small number of out of area real estate bridge loans made to Non-Bank related customers.    At the time these loans were issued, the Bank was looking to expand into other market areas and spread risk.   The decision to participate in these credit facilities was based upon very favorable market conditions, substantial equity positions, excellent loan to value ratios, fee income, and above average interest rates at the time these loans were approved.  Management has since made a decision to no longer participate in out of area loans.

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

Asset/Liability Management, Interest Rate Sensitivity and Inflation

The major objectives of the company’s asset and liability management are to (1) manage exposure to changes in the interest rate environment to achieve a net interest income within reasonable ranges, (2) ensure adequate liquidity and funding, and (3) maintain a strong capital base.  The bank manages these objectives through its Senior Management and Asset and Liability Management Committees.  Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the bank’s earnings sensitivity to changes in these rates.

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

The short-term liquidity position of the company is strong as evidenced by $80.2 million in cash and cash equivalents.  A secondary source of liquidity is provided by the investment portfolio with $23 million or 8% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

(26)

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

Capital Management

A strong capital base is essential to the continued growth and profitability of the company and in that regard the maintenance of appropriate levels of capital is a management priority.  The company’s principal capital planning goal is to provide a sufficient base to support current and future operations, while complying with all regulatory standards.  As more fully described in Note 15 to the year end audited financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help insure the safety and soundness of financial institutions.

Total stockholders' equity increased $1.558 million during the first three months of 2010 comprised of increases in retained earnings in the amount of $1.959 million and $46,000 from stock issued through Dividend Reinvestment and Stock Options offset by a $447,000 decrease in accumulated other comprehensive income.  During the first three months of 2010, the company recognized a $915,000 impairment charge on investment securities due to an Other-Than-Temporary-Impairment (OTTI).  The entire $915,000 was considered a credit impairment and was charged to earnings.  During the same period of 2009, total stockholders' equity decreased $5.305 million, or 5%, comprised of an increase in retained earnings of $1.473 million after paying cash dividends, $889,000 from stock issued through Dividend Reinvestment, Stock Option awards of $159,000 and a $7.826 million decrease in accumulated other comprehensive income.

The Board of Directors has voted to suspend payment of the company's quarterly dividend indefinitely in an effort to conserve capital.  The Board recognizes the importance of preserving cash and, given the challenging economic conditions that continue to impact the health and stability of many businesses within the region we serve.   Suspending the $0.02 per share dividend will save the company approximately $1.3 million.  The Board will reevaluate the policy in the future on a quarter-by-quarter basis.  The total dividend payout during the first three months of 2009 represented $.11 per share.  Excluding the impact due to securities valuation, core equity increased $2.004 million and $3.907 million during the first three months of 2010 and 2009, respectively.

The dividend suspension is among several initiatives in place to conserve cash reserves and the company’s capital base during the nation's protracted economic slump.  The company recently announced it had raised $25 million through the sale of subordinated notes which will mature on September 1, 2019.  The net proceeds of the completed sale will be used to strengthen the institution's capital position, improve liquidity, increase lending capacity and support the company’s continuing growth objectives.

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy.  Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%.  In addition, bank regulators have issued risk-based capital guidelines.  Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required.  As of March 31, 2010, the company and the bank met all capital requirements.

Effective September 1, 2009, the company offered only to accredited investors (as defined by SEC Rule 501(a)) up to $25,000,000 principal amount of Subordinated Notes Due 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100,000 and integral multiples of $100,000 in excess thereof.  The Notes will mature on September 1, 2019.  For the first five years from issuance, the company will pay interest only on the Notes.  Commencing September 1, 2015, the company will pay interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity.  Payments of interest will be payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month beginning on December 1, 2009.  Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015.  The Notes will be issued in registered form and without coupons.

(27)

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

The following table presents information regarding the Company’s risk-based capital at March 31, 2010:

	First National Community Bank		First National Community Bancorp, Inc.
	Amount	Ratio	Amount	Ratio
Actual:
Total Capital (to Risk Weighted Assets)	$147,727	12.25%	$152,112	12.62%
Tier I Capital (to Risk Weighted Assets)	$132,537	10.99%	$111,922	9.28%
Tier I Capital (to Average Assets)	$132,537	9.51%	$111,922	8.03%

For Capital Adequacy Purposes:
Total Capital (to Risk Weighted Assets)	>$96,448	>8.00%	>$96,445	>8.00%
Tier I Capital (to Risk Weighted Assets)	>$48,224	>4.00%	>$48,222	>4.00%
Tier I Capital (to Average Assets)	>$55,764	>4.00%	>$55,758	>4.00%

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital (to Risk Weighted Assets)	>$120,560	>10.00%	>$120,556	>10.00%
Tier I Capital (to Risk Weighted Assets)	>$72,336	>6.00%	>$72,334	>6.00%
Tier I Capital (to Average Assets)	>$69,705	>5.00%	>$69,698	>5.00%

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
(28)

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

The estimated fair values of the company’s financial instruments (in thousands) are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and short term investments	$80,227	$80,227	$ 86,364	$ 86,364
Securities	260,950	260,853	273,633	273,522
Gross Loans	943,625	952,701	949,826	955,369

FINANCIAL LIABILITIES
Deposits	$1,053,483	$1,058,702	$1,071,608	$1,076,700
Borrowed funds	215,696	218,093	217,467	220,434

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of credit	$0	$163	$0	$783

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first three months of 2010.  For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2009.

ITEM 4 – CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer along with the company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based upon that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are, reasonably likely to materially affect, the company’s internal control over financial reporting.

(29)

PART II  Other Information

Item 1 – Legal Proceedings.

The bank is not involved in any material pending legal proceedings, other than routine litigation incidental to the business.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the corporation or its subsidiaries by government authorities.

Item 1A. – Risk Factors.

Management of the company does not believe there have been any material changes in the risk factors that were previously disclosed in the company's Form 10-K for the year ending December 31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3 - Defaults upon Senior Securities.
None

Item 4 – [Removed and Reserved.]

Item 5 - Other Information.
None

Item 6 – Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on December 16, 2009)
Exhibit 4.2	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 10.1	Amended Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to the Company’s Amended Registration Statement on Form S-3 filed on July 19, 2009)
Exhibit 10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.3	2000 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.4	Directors’ and Officers’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.5	Discretionary Cash Bonus Plan Description (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31,2009)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(30)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC

Date: May 10, 2010	By: /s/ Gerard A. Champi
Gerard A. Champi, Interim President/Chief Executive Officer

Date: May 10, 2010	By: /s/ Linda A. D'Amario
Linda A. D’Amario Interim Principal Financial Officer

(31)

Exhibit Index

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on December 16, 2009)
Exhibit 4.2	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 10.1	Amended Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to the Company’s Amended Registration Statement on Form S-3 filed on July 19, 2009)
Exhibit 10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.3	2000 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.4	Directors’ and Officers’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.5	Discretionary Cash Bonus Plan Description (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31,2009)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(32)