Form 10-Q
period 2010-08-09
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2010-08-09
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_______________
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large Accelerated Filer	|__|	Accelerated Filer	| X |
Non-Accelerated Filer	|__|	Smaller reporting company	|__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	|__|	No	| X |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common Stock, $1.25 par value	16,415,605 shares
(Title of Class)	(Outstanding at August 5, 2010)

FIRST NATIONAL COMMUNITY BANCORP, INC.
INDEX

PART I FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements.
	Consolidated Statements of Financial Condition June 30, 2010 (unaudited) and December 31, 2009	1
	Consolidated Statements of Income Three Months Ended June 30, 2010 and June 30, 2009 (unaudited) Six Months Ended June 30, 2010 and June 30, 2009 (unaudited)	2
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2010 and June 30, 2009 (unaudited)	3
	Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2010 (unaudited)	5
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	34

Item 4.	Controls and Procedures.	35

PART II OTHER INFORMATION		35

Item 1.	Legal Proceedings.	35

Item 1A.	Risk Factors.	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	35

Item 3.	Defaults Upon Senior Securities.	35

Item 4.	[Removed and Reserved.]	35

Item 5.	Other Information.	35

Item 6.	Exhibits.	36

Signatures		37

(ii)

PART I  Financial Information

Item 1 – Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	December 31, 2009
	(UNAUDITED)	(AUDITED)
	(dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,795	$24,189
Federal funds sold	60,925	62,175
Total cash and cash equivalents	82,720	86,364
Securities:
Available-for-sale, at fair value	260,266	259,955
Held-to-maturity, at cost (fair value $1,869 and $1,788)	1,945	1,899
Federal Reserve Bank and FHLB stock, at cost	12,115	11,779
Loans, net of allowance for credit losses of $20,577 and $22,502	874,103	927,324
Bank premises and equipment	20,620	20,667
Intangible Assets	9,865	9,928
Other assets	77,904	77,495
Total Assets	$1,339,538	$1,395,411
LIABILITIES
Deposits:
Demand – non-interest bearing	$75,743	$85,370
Interest bearing demand	340,515	352,631
Savings	95,682	86,455
Time ($100,000 and over)	227,302	238,839
Other time	282,537	308,313
Total deposits	1,021,779	1,071,608
Borrowed funds	186,093	194,367
Subordinated debentures	25,000	23,100
Other liabilities	13,175	15,203
Total Liabilities	$1,246,047	$1,304,278
SHAREHOLDERS' EQUITY
Common Stock, $1.25 par value, Authorized: 50,000,000 shares Issued and outstanding: 16,315,605 shares at June 30, 2010 and 16,289,970 shares at December 31, 2009	$20,395	$20,362
Additional Paid-in Capital	61,270	61,190
Retained Earnings	27,063	26,854
Accumulated Other Comprehensive Income (Loss)	(15,237)	(17,273)
Total shareholders' equity	$93,491	$91,133
Total Liabilities and Shareholders’ Equity	$1,339,538	$1,395,411

Note:  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements
(1)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands, except share data)
Interest Income:
Loans	$11,542	$13,039	$23,730	$26,397
Investments	2,876	3,290	5,949	6,782
Federal Funds Sold	31	13	67	13
Total interest income	14,449	16,342	29,746	33,192
Interest Expense:
Deposits	3,666	4,322	7,698	8,467
Subordinated debt	568	0	1,107	0
Borrowed Funds	1,400	1,841	2,901	3,879
Total interest expense	5,634	6,163	11,706	12,346
Net Interest Income before Loan Loss Provision	8,815	10,179	18,040	20,846
Provision for credit losses	4,960	7,250	7,762	9,710
Net interest income	3,855	2,929	10,278	11,136
Other Income:
Total other-than-temporary impairment losses	2,924	11,340	(28,504)	(35,945)
Portion of loss/(gain) recognized in other comprehensive income (before taxes)	(3,611)	(11,722)	26,902	35,563
Net impairment losses	(687)	(382)	(1,602)	(382)
Service charges	646	722	1,296	1,410
Other Income	655	584	1,311	1,247
Gain/(Loss) on sale of:
Loans	159	462	432	1,007
Securities	(21)	298	1,175	825
Other Real Estate	(848)	0	(848)	0
Total other income	(96)	1,684	1,764	4,107
Other expenses:
Salaries & benefits	3,283	2,984	6,403	6,316
Occupancy & equipment	1,013	1,011	2,080	2,081
Advertising expense	225	240	450	480
Data processing expense	496	430	983	866
FDIC assessment	502	1,192	971	1,432
Bank shares tax	255	215	510	432
Expense of ORE	343	42	463	42
Credit for off-balance sheet commitments	(322)	0	(1,353)	0
Other	1,654	1,229	3,324	2,371
Total other expenses	7,449	7,343	13,831	14,020
Income before income taxes	(3,690)	(2,730)	(1,789)	1,223
Income tax expense (benefit)	(1,941)	(514)	(1,998)	201
NET INCOME	(1,749)	$(2,216)	209	$1,022

Basic earnings per share	$(0.11)	$(0.14)	$0.01	$0.06
Diluted earnings per share	$(0.11)	$(0.14)	$0.01	$0.06

Weighted average number of basic shares	16,306,670	16,158,640	16,300,515	16,111,808
Weighted average number of diluted shares	16,306,670	16,158,640	16,638,884	16,508,354

See notes to financial statements
(2)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2010	2009
	(dollars in thousands)
INCREASE (DECREASE) IN CASH EQUIVALENTS:
Cash Flows From Operating Activities:
Interest Received	$28,763	$32,195
Fees & Commissions Received	2,699	2,719
Interest Paid	(12,065)	(13,414)
Income Taxes Paid	3,323	(1,861)
Cash Paid to Suppliers & Employees	(15,094)	(16,000)
Net Cash Provided by Operating Activities	$ 7,626	$ 3,639
Cash Flows from Investing Activities:
Securities available for sale:
Proceeds from Sales prior to maturity	$25,548	$12,378
Proceeds from Calls prior to maturity	17,502	22,531
Purchases	(39,105)	(11,371)
Net (Increase)/Decrease in Loans to Customers	41,502	(1,754)
Capital Expenditures	(628)	(434)
Net Cash Provided by Investing Activities	$44,819	$21,350
Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Money Market Demand, NOW Accounts, and Savings Accounts	$(12,515)	$(4,562)
Net Increase/(Decrease) in Certificates of Deposit	(37,313)	46,603
Proceeds from issuance of Subordinated Debentures	1,900	0
Net Decrease in Borrowed Funds	(8,274)	(24,386)
Net Proceeds from Issuance of Common Stock Through Dividend Reinvestment	113	1,106
Dividends Paid	0	(2,087)
Net Cash Provided/(Used) by Financing Activities	$(56,089)	$16,674
Net Increase/(Decrease) in Cash and Cash Equivalents	$(3,644)	$41,663
Cash & Cash Equivalents at Beginning of Year	$86,364	$18,171
CASH & CASH EQUIVALENTS AT END OF PERIOD	$82,720	$59,834

(Continued)
(3)

FIRST NATIONAL COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2010	2009
	(dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$209	$1,022
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(1,411)	(1,921)
Equity in trust	(2)	(3)
Depreciation and Amortization	881	907
Provision for Probable Credit Losses	7,762	9,710
Provision for Deferred Taxes	(44)	(112)
Gain on Sale of Loans	(404)	(1,007)
Gain on Sale of Investment Securities	(1,175)	(825)
Impairment losses on Investment Securities	1,602	382
Loss on Sale of Other Assets	820	0
Increase/(Decrease) in Taxes Payable	0	(1,692)
Decrease in Interest Receivable	429	924
Decrease in Interest Payable	(360)	(1,068)
Decrease/(Increase) in Prepaid Expenses and Other Assets	765	(2,576)
Increase in Accrued Expenses and Other Liabilities	(1,446)	(102)
Total Adjustments	$7,417	$2,617
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,626	$3,639

See notes to financial statements
(4)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2010
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2009		16,289,970	$20,362	$61,190	$26,854	$(17,273)	$91,133
Comprehensive Income:
Net income for the period	$209				209		209
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale net of deferred tax benefit of $3,550	(6,894)
Noncredit related gains on securities not expected to be sold, net of deferred taxes of $4,200	8,154
Reclassification adjustment for gain or loss included in income (tax effect of $399)	776
Total other comprehensive income, net of tax	$2,036					2,036	2,036
Comprehensive Income	$2,245
Issuance of Common Stock through Dividend Reinvestment		25,635	33	80			113
BALANCES, JUNE 30, 2010		16,315,605	$20,395	$61,270	$27,063	$(15,237)	$93,491

See notes to financial statements
(5)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2009
(In thousands, except share data)
(UNAUDITED)
						ACCUM- ULATED OTHER COMP-REHEN-SIVE INCOME/ (LOSS)

	COMP-REHEN-SIVE INCOME	COMMON STOCK		ADD’L PAID-IN CAPITAL	RETAINED EARNINGS
		SHARES	AMOUNT				TOTAL
BALANCES, DECEMBER 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Comprehensive Income:
Net income for the period	$1,022				1,022		1,022
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $358	(666)
Reclassification adjustment for gain or loss included in income, net of deferred income taxes of $155	288
Total other comprehensive loss, net of tax	$(378)					(378)	(378)
Comprehensive Income	$644
Stock Options Awarded				159			159
Issuance of Common Stock through Dividend Reinvestment		131,635	164	942			1,106
Cash dividends paid, $0.13 per share					(2,087)		(2,087)
BALANCES, JUNE 30, 2009		16,179,563	$20,224	$60,692	$39,827	$(20,579)	$100,164

See notes to financial statements
(6)

FIRST NATIONAL COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accounting and financial reporting policies of First National Community Bancorp, Inc. and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry.  The consolidated statements of First National Community Bancorp, Inc. and its subsidiary, First National Community Bank (Bank) including its subsidiary, FNCB Realty, Inc. (collectively, Company) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report to Shareholders. All material intercompany accounts and transactions have been eliminated in consolidation.  The accompanying interim financial statements are unaudited.  In management’s opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of the Company and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with U.S. generally accepted accounting principles.  Also in the opinion of management, all adjustments (which include only normal recurring adjustments)  necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

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

(2) The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity:

	June 30, 2010			June 30, 2009
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(10,444)	$3,550	$(6,894)	$(1,009)	$343	$(666)
Noncredit related losses on securities not expected to be sold	12,354	(4,200)	8,154	0	0	0
Less: reclassification adjustment for gain or loss realized in net income	1,175	(399)	776	436	(148)	288
Net unrealized gains (losses)	$3,085	$(1,049)	$2,036	$(573)	$195	$(378)
Other comprehensive income (loss)	$3,085	$(1,049)	$2,036	$(573)	$195	$(378)

(3) Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period.  Such shares amounted to 16,300,515 and 16,111,808 for the periods ending June 30, 2010 and 2009, respectively.

Diluted earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares and options outstanding (the denominator) for the period.  Such shares amounted to 16,638,884 and 16,508,354 for the periods ending June 30, 2010 and 2009, respectively.

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

A summary of the status of the Corporation’s stock option plans is presented below:

	Six months ended June 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	366,248	$12.18	325,134	$12.36
Granted	0		74,600	10.81
Exercised	0		0
Forfeited	(133,721)	11.53	(3,061)	18.80
Outstanding at the end of the period	232,527	12.55	396,673	12.02

Options exercisable at June 30,	232,527	12.55	322,073	12.30
Weighted average fair value of options granted during the period	---	--	---	2.13

Information pertaining to options outstanding at June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.19-$23.13	232,527	5.1 years	$12.55	232,527	$12.55

(5)           FHLB Stock:  As a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), First National Community Bank is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants.  As of June 30, 2010 and December 31, 2009, our FHLB stock totaled $10.9 million.

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

After evaluating all of these considerations, First National Community Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered.  Accordingly, no impairment charge was recorded on these securities for the six months ended June 30, 2010.  Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

(6)           Change in Estimate – As of April 1, 2010 the company refined its calculation of the reserve for losses on off balance sheet commitments and the related expense.  It now provides a reserve based on lines of credit and letters of credit for facilities to which the bank is committed and are likely to be drawn.  In prior quarters the calculation was based on all outstanding lines and letters of credit.  Also, the company adjusted its reserve calculation to consider projected usage by customers and historical losses experienced by the company.

We believe these changes will more accurately reflect the appropriate reserve and the related expense in the company’s financial statements and concluded that these changes represent a change in an estimate and are not a correction of an error or a change in an accounting method.

These changes had a positive effect of $1 million pre-tax and $667,000 after tax in the reported second quarter earnings.  Had the changes been made at December 31, 2009, the loss reported for that year would have been $10.2 million rather than the $11.3 million that was reported.

Had the change been made at January 1, 2010, the company would have reported earnings of $1.55 million (EPS of $.10) rather than $1.959 million (EPS of $.12) for the first quarter of 2010.  For the six months ended June 30, 2010, the company would have reported a loss of $866,000 (EPS of $(.05)), rather than net income of $209,000 (EPS of $.01).

(7)           Subsequent Events – In accordance with current accounting guidance, subsequent events have been evaluated through the filing date.  Through that date, there were no events requiring disclosure.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Actual results and trends could differ materially from those set forth in such statements due to various risks, uncertainties and other factors.  Such risks, uncertainties and other factors that could cause actual results and experience to differ include, but are not limited to, the following:  the strategic initiatives and business plans may not be satisfactorily completed or executed, if at all;  increased demand or prices for the company’s financial services and products may not occur; changing economic and competitive conditions; technological developments; the effectiveness of the company’s business strategy due to changes in current or future market conditions; actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets; effects of deterioration of economic conditions on customers specifically the effect on loan customers to repay loans; inability of the company to raise or achieve desired or required levels of capital; paying significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future; the effects of competition, and of changes in laws and regulations, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, including industry consolidation and development of competing financial products and services; interest rate movements; relationships with customers and employees; challenges in establishing and maintaining operations; volatilities in the securities markets and related potential impairments of investment securities; and deteriorating economic conditions and declines in housing prices and real estate values and other risks and uncertainties, including those detailed in the company’s filings with the Securities and Exchange Commission.  When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.  The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.
(9)

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2009.

The consolidated financial information of First National Community Bancorp, Inc. (the “company”) provides a comparison of the performance of the company for the periods ended June 30, 2010 and 2009.  The financial information presented should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

The company’s primary activity consists of owning and operating the bank, which provides the customary retail and commercial banking services to individuals and businesses.  The bank provides practically all of the company’s earnings as a result of its banking services.  As of June 30, 2010, the company had 21 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania.  At June 30, 2010, the company had 307 full-time equivalent employees.

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
(10)

During 1996, FNCB Realty Inc. was formed as a wholly owned subsidiary of the bank to manage, operate and liquidate properties acquired through foreclosure.

Summary:

Net income for the first six months of 2010 amounted to $209,000, a decrease of $813,000, or 79.6%, when compared to $1.022 million for the same period of the 2009. For the three months ended June 30, 2010 the company reported a loss of $1.749 million, an improvement of $467,000 over the loss reported for the second quarter of 2009.

Presented in tabular form are the components of increases and (decreases) to net income for the two periods ended June 30, 2010:

	For the three months ended June 30, 2010	For the six months ended June 30, 2010
	(dollars in thousands)
Interest income	$(1,893)	$(3,446)
Interest expense	(529)	(640)
Net interest income	(1,364)	(2,806)
Provision for credit losses	2,290	1,948
Other income	(1,780)	(2,343)
Other expenses	106	189
Income before income taxes	(960)	(3,012)
Income tax expense	1,427	2,199
Net income	$467	$(813)

For the six months ended June 30, 2010, the decrease of $813,000 is primarily due to a decrease in interest income of $3.446 million which was partially offset by the tax benefit of the operating loss.  Other income decreased $2.343 million primarily due to a $1.220 million increase in impairment charges on securities and a $1.073 million reduction in the gain on asset sales.  Other expenses were $189,000 lower than the same period of last year due to $1.353 million credit in the reserve for off-balance sheet commitments, offset by an increase in other operating expenses of $953,000 and an increase in expenses of ORE of $421,000.

On a quarterly basis, the improvement of $467,000 is primarily due to an improvement in the provision for credit losses of $2.290 million.  Other income for the quarter decreased $1.780 million while other expenses increased $106,000.

RESULTS OF OPERATIONS
Net Interest Income:

The company’s primary source of revenue is net interest income which totaled $18.040 million and $20.846 million (before the provision for credit losses) during the first six months of 2010 and 2009, respectively.  The year to date net interest margin (tax equivalent) decreased forty basis points to 3.25% in 2010 compared to 2009 comprised of a fifty-three basis point decrease in the yield earned on earning assets which was offset by a nineteen basis point decrease in the cost of interest-bearing liabilities.  Excluding investment leveraging transactions, the 2010 margin would be 3.29% which is forty-eight basis points lower than the 3.77% recorded during the first six months of last year.

Earning assets decreased $65 million to $1.212 billion during the first six months of 2010 and total 90.5% of total assets, a slight decrease from the 91.5% at year-end.

(11)

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

	Six months ended June 30,			Six months ended June 30,
	2010			2009
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (taxable)	$843,529	$22,499	5.32%	$900,371	$25,220	5.59%
Loans (tax-free) (1)	54,829	1,231	6.87	51,616	1,177	6.98
Investment securities (taxable)	173,348	3,157	3.64	169,440	4,309	5.08
Investment securities (tax-free)(1)	121,229	2,792	7.09	109,608	2,473	6.94
Time deposits with banks and federal funds sold	52,340	67	0.25	11,603	13	0.22
Total interest-earning assets	1,245,275	29,746	5.12%	1,242,638	33,192	5.65%
Non-interest earning assets	121,233			84,089
Total Assets	$1,366,508			$1,326,727
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits	$964,927	$7,698	1.61%	$886,983	$ 8,467	1.92%
Borrowed funds	215,106	4,008	3.71	248,029	3,879	3.11
Total interest-bearing liabilities	1,180,033	11,706	1.99%	1,135,012	12,346	2.18%
Other liabilities and shareholders' equity	186,475			191,715
Total Liabilities and Shareholders' Equity	$1,366,508			$1,326,727
Net interest income/rate spread		$18,040	3.13%		$20,846	3.46%
Net yield on average interest-earning assets			3.25%			3.65%
Interest-earning assets as a percentage of interest-bearing liabilities			106%			109%

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

	Period Ended June 30, 2010 vs 2009			Period Ended June 30, 2009 vs 2008
	Increase (Decrease) Due to		Increase (Decrease) Due to	Increase (Decrease) Due to		Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Loans (taxable)	$(435)	$(2,286)	$(2,721)	$(5,335)	$1,629	$(3,706)
Loans (tax-free)	(19)	73	54	(30)	104	74
Investment securities (taxable)	(987)	(165)	(1,152)	(469)	(953)	(1,422)
Investment securities (tax-free)	57	262	319	107	644	751
Time deposits with banks and federal funds sold	8	46	54	(111)	119	8
Total interest income	$(1,376)	$(2,070)	$(3,446)	$(5,838)	$1,543	$(4,295)

Deposits	$(1,336)	$567	$(769)	$(4,988)	$556	$(4,432)
Borrowed funds	643	(514)	129	(1,356)	268	(1,088)
Total interest expense	$(693)	$53	$(640)	$(6,344)	$824	$(5,520)
Net change in net interest income	$(683)	$(2,123)	$(2,806)	$ 506	$719	$1,225

Other Income and Expenses:

Other income in the first half of 2010 decreased $2.3 million in comparison to the same period of 2009, primarily due to a $1.2 million increase in other-than-temporary impairment losses on securities.  Service charges and fees decreased $50,000 compared to the prior period.  Income from service charges on deposits decreased $114,000, or 8%, in comparison to the same period of last year.  Other fee income increased $64,000, or 5%.  Net gains from asset sales decreased $1.1 million comprised of a $350,000 increase in security gains as securities were sold to restructure the portfolio and to generate liquidity to meet loan demand offset by a $575,000 decrease in gains on residential mortgage loans and an $848,000 loss on the sale of other real estate as three properties were written down to current appraisal amounts.

On a quarterly basis, other income decreased $1.8 million in comparison to the same period of 2009, primarily due to a decrease in net gains from asset sales of $1.5 million and an increase in other-than-temporary impairment losses on securities of $305,000.  Service charges on deposit accounts decreased $76,000, or 11%, in comparison to the same period of last year.  Net gains on the sale of residential mortgages decreased $303,000, net gains on the sale of securities decreased $319,000. A net loss on the sale of other real estate of $848,000 was recorded as three properties were written down to current appraisal amounts.

Other expenses decreased $189,000 or 1% for the period ended June 30, 2010 compared to the same six month period of the previous year primarily due to a decrease in the provision for off-balance sheet commitments of $1.4 million (refer to Footnote 6 on page 9).  Salaries and Benefits costs increased $87,000 in comparison to the first six months of 2009, and data processing expenses increased $117,000, or 14%.  FDIC insurance expense decreased $461,000, or 32%, due to the impact of the special assessment in 2009 that was recorded during the second quarter of 2009, bank shares tax expense increased $78,000, or 18%, expenses of other real estate increased $421,000 and other operating expenses increased $953,000.

(13)

On a quarterly basis, other expenses increased $106,000 in comparison to the same period of 2009.  Salaries and Benefits costs increased $299,000, expenses of other real estate increased $301,000 and other operating expenses increased $425,000, offset by decreases in FDIC insurance expense of $690,000 and the provision for off-balance sheet commitments of $322,000.

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

Provision for Income Taxes:

The provision for income taxes is calculated based on annualized taxable income.  The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	2010	2009
Provision at statutory rate	$(608)	$416
Add (Deduct):
Tax effect of non-taxable interest income	(1,368)	(1,241)
Tax effect of other tax free income	(132)	(152)
Non-deductible interest expense	98	118
Deferred tax benefits	(16)	(14)
Other timing differences		1,049
Other items, net	28	25
Income tax expense	$(1,998)	$201

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

(14)

Securities:

Carrying amounts and approximate fair value of investment securities are summarized as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$27,786	$27,786	$27,089	$27,089
Obligations of state and political subdivisions	118,734	118,658	120,569	120,458
Collateralized mortgage obligations:
Government sponsored agency	71,663	71,663	53,495	53,495
Private label	12,776	12,776	21,059	21,059
Residential mortgage-backed securities	19,788	19,788	27,442	27,442
Pooled Trust Preferred Senior Class	2,686	2,686	2,639	2,639
Pooled Trust Preferred Mezzanine Class	7,366	7,366	8,180	8,180
Corporate debt securities	394	394	356	356
Equity securities	1,018	1,018	1,025	1,025
Total	$262,211	$262,135	$261,854	$261,743

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2010 of the company’s Investment Securities classified as available-for-sale (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:	$27,989	$389	$592	$27,786
Obligations of state and political subdivisions:	120,061	2,536	5,808	116,789
Collateralized mortgage obligations:
Government sponsored agency	70,348	1,484	169	71,663
Private label	14,859	109	2,192	12,776
Residential mortgage-backed securities:	18,972	816	0	19,788
Pooled Trust Preferred Senior Class	3,796	0	1,110	2,686
Pooled Trust Preferred Mezzanine Class	25,816	0	18,450	7,366
Corporate debt securities:	500	0	106	394
Equity securities and mutual funds:	1,010	8	0	1,018
Total	$283,351	$5,342	$28,427	$260,266

(15)

The following summarizes the amortized cost, approximate fair value, gross unrealized holding gains, and gross unrealized holding losses at June 30, 2010 of the company’s Investment Securities classified as held-to-maturity (dollars in thousands):
	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions:	$1,945	$ 0	$76	$1,869
Total	$1,945	$ 0	$76	$1,869

The following table shows the amortized cost and approximate fair value of the company’s debt securities at June 30, 2010 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available- for sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$ 0	$ 0	$ 0	$ 0
After one year through five years	2,826	2,836	0	0
After five years through ten years	7,438	7,505	470	456
After ten years	167,898	144,680	1,475	1,413
Collateralized mortgage obligations	85,207	84,439	0	0
Mortgage-backed securities	18,972	19,788	0	0
Total	$282,341	$259,248	$1,945	$1,869

Gross proceeds from the sale of investment securities for the periods ended June 30, 2010 and 2009 were $25,547,542 and $12,378,431 respectively with the gross realized gains being $ 1,231,864 and $824,744 respectively, and gross realized losses being $ 1,659,106 and $382,140, respectively.

At June 30, 2010 and 2009, investment securities with a carrying amount of $201,939,466 and $164,780,179 respectively, were pledged as collateral to secure public deposits and for other purposes.

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

(16)

As of June 30, 2010, 23.1% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and municipalities.  Pooled trust preferred collateralized debt obligations accounted for 68.8% of the total unrealized losses and 7.7% came from private label mortgage-backed securities.

As of June 30, 2010, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $29.6 million with an estimated fair value of $10.1 million.  One of our pooled securities is a senior tranch and the remainder are mezzanine tranches.  During 2009, all of the pooled issues were downgraded by Moody's Investor Services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis we evaluate our trust preferred collateralized debt obligations for other-than-temporary impairment.  In the second quarter of 2010, $159,890 in other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations, bringing the year-to-date 2010 total to $744,179.  When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment.  The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows.  The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment.  A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of current accounting guidance by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2010.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

The following table presents the gross unrealized losses and fair values at June 30, 2010 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$0	$0	$10,841	$592	$10,841	$592
Obligation of state and political subdivisions	28,516	1,231	19,311	4,654	47,827	5,885
Collateralized mortgage obligations
Government sponsored agency	11,799	169	0	0	11,799	169
Private Label	0	0	8,207	2,192	8,207	2,192
Residential Mortgage-backed securities	0	0	0	0	0	0
Corporate debt securities	0	0	394	106	394	106
Pooled Trust Preferred Senior Class	0	0	2,686	1,108	2,686	1,108
Pooled Trust Preferred Mezzanine Class	0	0	7,366	18,452	7,366	18,452
Mutual Fund	0	0	0	0	0	0
	$40,315	$1,400	$48,805	$27,104	$89,120	$28,504

(17)

Corporate securities had a total unrealized loss of $19.7 million as of June 30, 2010.  $19.6 million of the unrealized losses were from pooled trust preferred collateralized debt obligations.

The following table presents the gross unrealized losses and fair values at June 30, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$998	$2	$8,254	$2,515	$9,252	$2,517
Obligation of state and political subdivisions	28,167	617	43,039	5,748	71,206	6,365
Collateralized mortgage obligations
Government sponsored agency	0	0	0	0	0	0
Private Label	7,832	505	21,160	7,628	28,992	8,133
Residential Mortgage-backed securities	0	0	0	0	0	0
Corporate debt securities	0	0	1,445	614	1,445	614
Pooled Trust Preferred Senior Class	0	0	2,695	1,351	2,695	1,351
Pooled Trust Preferred Mezzanine Class	0	0	16,762	16,569	16,762	16,569
Mutual Fund	0	0	986	14	986	14
	$36,997	$1,124	$94,341	$34,439	$131,338	$35,563

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
(18)

•	Total Collateral Principal Loss
•	Total Tranche Loss
•	Lifetime Tranche Yield
•	Tranche Loss Timing

A security is considered to be other-than-temporarily impaired if the analysis results in a change of cash flows from the original expectation which indicates that there is the potential that all principal and/or interest may not be received.

Credit ratings are one factor of the analysis utilized to determine OTTI.  As of June 30, 2010, the following private label CMO’s were determined to be credit impaired resulting in a charge to earnings:

Description	S&P Credit Rating	Collateral Type	Cumulative Credit Impairment Recognized
RAST 2006 – A10 A5	D	ALT-A30	$258,000
RAST 2006 – A8 2A2	D	ALT-A30	520,000
CWALT 2007 – 7T2 A12	CC	ALT-A30	538,000
RALI 2006 – QS 16 A10	D	ALT-A30	236,000
RALI 2006 – QS4 A2	CC	ALT-A30	230,000
HALO 2007 – 1 3A6	CCC	WH30	246,000
WMALT 2006 – 2 2CB	CCC	ALT-A30	260,000
PRIME 2006 – 1 1A1	CC	WH30	45,404
			$2,333,404

Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers.  The results are recognized through earnings as they become available.

The credit impairment recognized as of the dates indicated represents an estimate of uncollectable principal utilizing the factors referenced previously.

Future default and severity assumptions are determined by analyzing each security and liquidating all 60+ day delinquent loans and realize losses at current 3-month trailing severities.

	60-89	90+	Fore-		1 Mo	2 Mo	3 Mo
	Days	Days	closure	REO	Severity	Severity	Severity
Description	Deliq	Deliq
RAST 2006-A10 A5	3.37%	11.09%	13.44%	2.30%	104.07%	57.67%	0.00%
RAST 2006-A8 2A2	3.20%	6.89%	14.06%	3.14%	57.51%	45.30%	64.47%
CWALT 2007-7T2 A12	4.64%	17.49%	14.72%	1.96%	0.00%	22.65%	59.06%
RALI 2006-QS 16 A10	3.26%	8.63%	16.91%	2.03%	54.43%	67.53%	55.83%
RALI 2006-QS4 A2	3.09%	6.64%	12.25%	0.91%	54.53%	57.18%	63.75%
HALO 2007-1 3A6	2.05%	10.59%	5.90%	1.49%	57.45%	70.94%	57.61%
WMALT 2006-2 2CB	1.45%	9.53%	11.45%	1.92%	24.23%	24.66%	25.37%
PRIME 2006-1 1A1	1.05%	7.84%	5.42%	1.99%	26.70%	67.19%	49.32%

(19)

The following table provides additional information related to our corporate securities as of June 30, 2010:

Name of Issuer	Name of Issuer's Parent Company	Book Value	Fair Value	Unrealized Gain/Loss	Current Moody's /Fitch Issuer Ratings
		(dollars in thousands)
Chase Capital	JP Morgan Chase & Co.	$500	$394	$(106)	A2/A

As of June 30, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $29.6 million with an estimated fair value of $10.1 million, which includes securities comprised of 412 banks and other financial institutions.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of June 30, 2010:

Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Current Number of Performing Issuers	Actual Deferrals / Defaults as a % of Current Collateral
		(dollars in thousands)
PreTSL VIII	Mezzanine	$1,124	$395	$(729)	C/C	23	43.7
PreTSL IX	Mezzanine	2,690	1,036	(1,654)	Ca/C	35	29.2
PreTSL X	Mezzanine	1,428	115	(1,313)	C/C	36	44.9
PreTSL XI	Mezzanine	5,000	1,825	(3,175)	Ca/C	49	23.7
PreTSL XIX	Mezzanine	7,118	2,416	(4,702)	B3/B	53	23.2
PreTSL XXVI	Senior	3,796	2,686	(1,110)	B1/B	52	31.5
PreTSL XXVIII	Mezzanine	8,455	1,578	(6,877)	Ca/CC	42	21.2

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

Prepayments can occur on scheduled call dates.  The following list details information for each of our securities:
	First Par Call Date	Original Collateral Balance	Collateral Redemptions to date
PreTSL VII	01/03/08	$508,550,000	$83,750,000
PreTSL IX	04/03/08	504,030,000	54,000,000
PreTSL X	07/03/08	550,645,000	50,300,000
PreTSL XI	09/24/08	635,775,000	34,000,000
PreTSL XIX	09/22/10	700,535,000	0
PreTSL XXVI	06/22/12	964,200,000	0
PreTSL XXVIII	09/22/12	360,850,000	0

(20)

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

On a quarterly basis, we evaluate our trust preferred securities for other-than-temporary impairment.  In 2010, $744,000 in credit related OTTI charges have been recognized on our pooled trust preferred securities.

Our pooled trust preferred collateralized debt obligations are measured for OTTI within the scope of current accounting guidance by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2010.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

The table below provides a cumulative roll forward of credit losses recognized:

For the Six Months Ended June 30, 2010
Beginning Balance	$6,199
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized.	0
Additional credit losses on debt securities for which other-than temporary impairment was previously recognized	1,602
Ending Balance	$7,801

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

The discount rate approach used is consistent with the effective yield method (ASC Topic 325-40-35).  The effective yield for a floating rate security is the original discount margin plus the underlying index.  Our OTTI approach calculates a present value of future cashflows discounted at the effective yield.  We believe that this approach has the effect of preserving the original effective yield since the rate that equates the future projected cashflows with the present value (or book value) is equal to the effective yield.  Every quarter, we calculate the present value of the expected future cashflows at the effective yield and reduce the book value to that amount if it is less than the current book value.

(21)

The valuations are calculated in two steps.  The first step is to evaluate the credit quality of the collateral and the deal structure.  This process produces a set of expected cash flows that have been adjusted for expected credit events (this is the credit component of the discount rate).  These expected cash flows are then discounted at 3-month LIBOR plus 300 basis points (a risk free rate plus a premium for liquidity) to produce a discounted cash flow valuation.  The discount rate is all-inclusive since it includes the risk free rate, a credit component, and a spread for illiquidity.

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

Future deferrals/defaults are also reviewed by using the participating bank’s Texas ratio as a determination of bank failures.  The Texas ratio is a measure of a bank’s credit troubles.  It is calculated by dividing the value of the lender’s non-performing assets (Non performing loans + Real Estate Owned) by the sum of its tangible common equity capital and loan loss reserves.  All banks with a ratio over the target level of 100 are projected to fail immediately with no recovery assumed whether the bank is currently in deferral or default.  Currently performing banks with a ratio over the target level are projected to pay for two additional quarters before failing.  No pre-payments are assumed and current deferring banks with a ratio under the target level are projected with a fifteen percent recovery.  This bottom-up analysis reviews the individual bank collateral by each bank’s Texas ratio with a default failure rate for each bank that exceeds the target ratio.  This analysis provides varying deferral/default rates as it is customized to the individual banks in each pool.

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

Deal	Performing Collateral	Bonds Outstanding	Excess Collateral	Coverage Ratio	Excess Subord-ination	Credit Impairment, this period	Credit Impairment, Cumulative
	(dollars in thousands)
PreTSL VIII	$241,094	$394,862	$(153,768)	61.1	N/A	$0	$0
PreTSL IX	322,930	420,380	(97,450)	76.8	N/A	0	82
PreTSL X	280,186	466,770	(186,584)	60.0	N/A	20	522
PreTSL XI	464,550	558,347	(93,797)	83.2	N/A	0	0
PreTSL XIX	540,915	550,573	(9,658)	98.3	N/A	81	81
PreTSL XXVI	663,432	637,921	25,511	104.0	3.85%	59	59
PreTSL XXVIII	285,273	316,600	(31,327)	90.1	N/A	0	0
						$160	$744

(22)

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

ASC 820 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement

Level 1                      Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2                      Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3                      Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Fair values of assets and liabilities measured on a recurring basis at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Available-for-sale securities	$260,256	$250,204	$0	$10,052

December 31, 2009
Available-for-sale securities	$259,955	$249,136	$0	$10,819

(23)

Available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

January 1, 2009	$17,652
Total gains or losses (realized/unrealized)
Included in earnings	(4,724)
Included in other comprehensive income	(2,109)
Purchases, issuance, and settlements	0
Transfers in and/or out of Level 3	0
December 31, 2009	10,819
Total gains or losses (realized/unrealized)
Included in earnings	(744)
Included in other comprehensive income	(23)
Purchases, issuance, and settlements	0
Transfers in and/or out of Level 3	0
June 30, 2010	$10,052

The amount of total gains or losses for the year ended December 31, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4,724

The amount of total gains or losses for the period ended June 30, 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$744

Gains and losses (realized and unrealized) included in earnings for the period are reported in other income as follows (dollars in thousands):

June 30, 2010
Total gains or losses included in earnings for the year	$744

Change in unrealized gains or losses relating to assets still held at year end	$0

December 31, 2009
Total gains or losses included in earnings for the year	$4,724

Change in unrealized gains or losses relating to assets still held at year end	$0

As of June 30, 2010, the Company owned $29,612,000 collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and or able to transact for these securities.

(24)

The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November 2008 and remain near those levels today.  Thus in today's market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2010;
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	Our TRUP CDOs are classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The Company’s TRUP CDO valuations were prepared by Moody's Analytics, an independent third party.  Their approach to determining fair value involved these steps:

1.	The credit quality of the collateral is estimated using average probability of default values for each issuer (adjusted for rating levels);
2.	The default probabilities also considered the potential for correlation among issuers within the same industry (e.g. banks with other banks);
3.	The loss given default was assumed to be 95% (i.e. a 5% recovery);
4.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities;
5.	The expected cash flows were discounted to calculate the present value of the security;
6.	The calculations were modeled in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes; and
7.
Moody's Analytics used 3-month LIBOR (USD) plus 300 basis points as a discount rate for this analysis.  The discount rate used is highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

As of June 30, 2010, an unrealized loss of $19,560,000 was recognized in accordance with FASB ASC 320 on TRUP CDOs utilizing the above mentioned methodology.

(25)

Loans:

The following table sets forth detailed information concerning the composition of the company’s loan portfolio as of the dates specified (in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Residential Real Estate	$133,159	14.9	$137,409	14.5
Commercial Real Estate	387,534	43.2	415,940	43.8
Commercial & Industrial	217,729	24.3	231,766	24.4
Installment	117,308	13.1	128,392	13.5
Other	39,211	4.5	36,617	3.8
Total Gross Loans	$894,941	100.0	$950,124	100.0
Less: Allowance for Credit Losses	(20,577)		(22,502)
Less: Unearned Discount	(261)		(298)
Net Loans	$874,103		$927,324

The company’s net loan portfolio declined $53.2 million during the first half of 2010 from $927.3 million as of December 31, 2009 to $874.1 million as of June 30, 2010.  Within the portfolio, the only category showing an increase during the first half of the year was other loans, which includes obligations of state and municipal governments.  All other categories decreased during this time period.  Commercial lending activities continue to represent the largest portion of the company’s loan portfolio, totaling 67.6% of total gross loans as of June 30, 2010, which is a slight decrease from 68.2% as of December 31, 2009.  Additionally, a majority of the company’s loan portfolio continues to be secured by real estate (58.2% of total gross loans as of June 30, 2010 and December 31, 2009).

Commercial and industrial loans decreased $14.0 million from $231.8 million as of December 31, 2009 to $217.8 million as of June 30, 2010.  Commercial and industrial loans consist primarily of equipment loans, permanent working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  Loans secured by commercial real estate decreased $28.4 million from $415.9 million as of December 31, 2009 to $387.5 million as of June 30, 2010.  Commercial real estate loans include long-term commercial mortgage financing, construction loans and land development loans, and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is attributable to some large loan payoffs, significant charge-offs and transfers to other real estate.

All other loans, which include obligations of state and municipal governments, totaled $39.2 million as of June 30, 2010.  This represents an increase from $36.6 million as of December 31, 2009.  The increase is primarily a result of tax anticipation notes issued to municipal governments that are issued for one year terms or less.

Residential real estate loans totaled $133.2 million as of June 30, 2010.  This represents a decrease of $4.2 million, or 3%, from $137.4 million as of December 31, 2009.  The components of residential real estate loans include fixed rate mortgage loans sold in the secondary market, and home equity loans and lines of credit.  The company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally sold in the secondary market to reduce interest rate risk and provide funding for additional loans.  Installment loans decreased $11.1 million during the first half of 2010, or 9%, from $128.4 million as of December 31, 2009 to $117.3 million as of June 30, 2010.  The decrease in installment loans is due primarily to run-off in the company’s indirect auto loan portfolio.

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
(26)

Under the company’s grading system, loans graded as special mention, substandard, doubtful or loss are reviewed regularly as part of the company’s risk management practices.  The company’s risk management committee meets quarterly or more often as required and makes recommendations to the board of directors regarding provisions for credit losses.  The committee reviews individual problem credits and ensures that ample reserves are established.  The methodology utilized for the provision for credit losses was improved during 2009 to include enhanced measurement processes.

Non-performing assets are comprised of impaired and nonaccrual loans, loans past due 90 days or more and still accruing, and other real estate owned.  Loans are generally placed in nonaccrual status when a default of interest or principal has existed for 90 days or more, or for which payment in full of principal and interest is not expected.  When interest accrual is discontinued, interest previously accrued but not received is charged to current period earnings.  Any payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.

Under current accounting guidelines, a loan is impaired when it is probable that the bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement.  A loan is generally considered to be impaired if it exhibits the same level of weaknesses and probability of loss as loans classified doubtful or loss in the bank’s grading system.  For purposes of the company’s analysis, loans which are doubtful are considered impaired.  In addition, the company considers loans which are rated substandard and on nonaccrual to be impaired.  As of June 30, 2010, the recorded investment in loans for which impairment has been recognized totaled $44.7 million.  The allowance for credit losses related to these loans was $9.3 million.

All impaired loans are analyzed individually for the amount of impairment.  Current accounting guidelines allow several methods for the determination of impairment.  The Company generally utilizes the fair value of collateral method, as this is the preferred method for collateral dependent loans which make up the majority of the company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.  To determine the fair value of the collateral, the company generally utilizes external appraisals.  For loans that are recognized as impaired, external appraisals are to be obtained at a minimum annually, or more frequently as warranted, to ascertain a current market value so that the impairment analysis can be updated.  However, it is the company’s policy to utilize all available information, including current letters of intent, broker price opinions or executed agreements of sale to determine a current fair value of the collateral.

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

The following table presents information about the company’s non-performing assets for the periods indicated (in thousands):

	June 30, 2010	December 31, 2009
Non-performing loans:
Impaired / nonaccrual loans	$41,497	$36,048
Loans past due 90 days or more and still accruing	0	646
Total non-performing loans	41,497	36,694
Other Real Estate Owned	15,022	11,184
Total non-performing assets	$56,519	$47,878

Non-performing loans as a percentage of gross loans	4.6%	3.9%
Non-performing assets as a percentage of total assets	4.2%	3.4%
Total ALLL as a percentage of non-performing loans	49.6%	61.3%

(27)

Total non-performing assets increased $8.6 million during the first half of 2010, from $47.8 million as of December 31, 2009 to $56.5 million as of June 30, 2010, as the effects of the severe and prolonged economic downturn continued to impact individual and business customers of the company. Included in non-performing assets are non-accrual loans and impaired loans, which totaled $41.5 million as of June 30, 2010, an increase from $36.0 million as of December 31, 2009.

The company is actively monitoring the loan portfolio and continues to aggressively address problem situations.  Management is diligently working to improve the loan portfolio and reduce non-performing loans.

Reclassifications of non-performing loans during the first half of 2010 primarily consisted of four (4) large credits totaling $4.3 million.  These credits are:

•	$6,782,000 – This credit represents various time loans secured by land; $1.4 million of the allowance for loan losses is allocated to this credit.

•
$2,233,000 – This credit represents the non-sold portion of a government guaranteed loan secured by commercial real estate; due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•	$2,056,000 – This credit represents a time loan secured by residential and commercial real estate; $888 thousand of the allowance for loan losses is allocated to this credit.

•	$1,800,000 – This credit represents a term loan and line of credit secured by commercial real estate; $180 thousand of the allowance for loan losses is allocated to this credit.

Other Real Estate Owned totaled $15.0 million as of June 30, 2010, which is an increase of $3.8 million from $11.1 million as of December 31, 2009.  As of June 30, 2010, other real estate owned consists of fifteen (15) properties.  Seven (7) of the properties held in other real estate owned as of June 30, 2010 represent approximately 96% of the total.  Included in other real estate owned are two properties totaling $2.7 million, or 18%, of other real estate owned, that are located outside of the company’s general market area.  Additionally, $8.1 million, or 54%, of other real estate owned is located in a specific region located within the company’s primary market area that has been particularly hard hit during this protracted economic recession.

The company is actively marketing these properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors.  The carrying value of other real estate owned is generally calculated at an amount not greater than 90% of the most recent fair market appraised value.  This market value is updated on an annual basis.  However, adjustments will be made as other valuation sources become available, including letters of intent, broker price opinions and executed agreements of sale.  Further deterioration in the real estate market could result in additional losses on these properties.  Recognition of the gain or loss from the sale of other real estate owned is identified in a separate line item on the company’s income statement.  Additionally, expenses associated with other real estate owned are listed as a separate category in other expenses on the company’s income statement.

The following schedule reflects a breakdown of other real estate owned for the periods reviewed.

	June 30, 2010	December 31, 2009
Land / Lots	$ 9,081	$ 5,887
Commercial Real Estate	5,374	4,852
Residential Real Estate	567	445
Total Other Real Estate Owned	$15,022	$11,184

(28)

A recap of delinquency within the company’s loan portfolio is provided below.

	June 30, 2010	December 31, 2009
30-59 days	.61%	.40%
60-89 days	.40%	.05%
90 + days	.00%	.07%
Non-Accrual	4.64%	3.79%
Total Delinquencies	5.65%	4.31%

As previously indicated, the increase in delinquencies in the periods reviewed is primarily related to the downturn in the economy and its impact on the company’s borrowers.

Provision for Credit Losses:

The provision for credit losses is analyzed in accordance with GAAP and varies from year to year based on management's evaluation of the adequacy of the allowance for credit losses in relation to the risks inherent in the loan portfolio.  During 2009, the Allowance for Loan and Lease Losses (ALLL) methodology was revised to include an enhanced impairment measurement process.  Enhancements were also made to the historical loss / migration analysis, including a more defined loan pool analysis and detailed migration adjustment factors.  The Company retained outside consultants to evaluate and help revise its procedures in computing the Allowance for Loan and Lease Losses (ALLL).  Revisions to the ALLL methodologies were complete and in effect for the December 31, 2009 calculations.  By implementing these enhancements, the company greatly improved its ALLL analysis and methodology.

An allocation of $9.3 million was determined for impaired loans under SFAS 114, which accounted for 45.1% of the total allocation of $20.6 million at June 30, 2010.  An allocation of $11.3 million was also established for loans analyzed under SFAS 5, which accounted for 54.9% of the total allocation of $20.6 million.

At March 31, 2010, an allocation of $13.1 million was determined for impaired loans under SFAS 114, which accounted for 56.3% of the total allocation of $23.3 million.  An allocation of $10.1 million was calculated for loans analyzed under SFAS 5, which accounted for 43.7% of the total allocation of $23.3 million at March 31, 2010.

At December 31, 2009, an allocation of $12.4 million was determined for impaired loans under SFAS 114, which accounted for 55.2% of the total allocation of $22.5 million.  An allocation of $10 million was calculated for loans analyzed under SFAS 5, which accounted for 44.8% of the total allocation of $22.5 million at December 31, 2009.

The ratio of the loan loss reserve to total loans at June 30, 2010, March 31, 2010 and December 31, 2009 was 2.30%, 2.47% and 2.37%, respectively.

Under the impairment measurement process, all doubtful and substandard, non-accrual loans are considered to be impaired and are analyzed individually to determine the amount of impairment.  Construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  The fair value of collateral method is generally used to perform this measurement.  Appraisals are received annually, or more often if deemed necessary, to ensure adequate impairment measurements reflecting current market conditions.  Should a current appraisal not be available at the time of impairment analysis, current Letters of Intent, Broker Price Opinions, or executed agreements of sale would be used if such an item would exist.  Only downward adjustments are made based on these supporting values. Included in all impairment calculations is a cost to sell adjustment of 10%, which is comprised of typical cost factors, including a 6% broker commission, 2% transfer taxes, and various other miscellaneous costs associated with the sales process.   ALLL analyses are adjusted in concurrence with events that may arise subsequent to the end of a quarter, but before financial information is filed.

(29)

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

These evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur.  Management monitors the loan portfolio on an ongoing basis.  With current forces including real estate market declines and a weakened economy affecting loan repayment, management is more diligently focused on risk management.  Adjustments to the monthly provision and / or quarterly allowance for loan loss are made based on management’s assessment of the factors noted above.

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

The following table sets forth certain information with respect to the company’s allowance for credit losses and charge-offs (in thousands)

	Six months Ended June 30, 2010	Year to date Ended December 31, 2009
Balance, January 1	$22,502	$8,254
Recoveries Credited	100	133
Losses Charged	(9,787)	(17,835)
Provision for Credit Losses	7,762	31,950
Balance at End of Period	$20,577	$22,502

A monthly provision of $500,000 was credited to the allowance for loan and lease losses for the first six months of 2010.  In addition, a $3.5 million insertion was made to bring the June 30, 2010 reserve balance to an adequate level of $20.6 million based on management’s analysis and assessment of the loan portfolio.  The company recorded total provisions for loan losses of $7.8 million for the first six months of 2010 in order to adequately provide for potential losses, compared to a provision of $7.3 million for the same period ended June 30, 2009.  The increases in the provision for loan losses are primarily a result of the prolonged deterioration in the economy along with a variety of other factors.  These issues directly caused an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio.

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

The downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in the commercial real estate portfolio.  Delinquencies net of non accrual loans were 1.01% of total loans at June 30, 2010.  Non accrual loans totaled $40.1 million at June 30, 2010.  During the second quarter of 2010, thirty-five (35) borrowers with loan balances totaling $13.5 million were reclassified to non accrual status. Of these thirty-five (35) borrowers, five (5) borrowers accounted for $11.7 million, or 86.7%. Updated real estate appraisals are obtained on all non-performing loans secured by real estate.
(30)

Net charge-offs totaled $9.7 million for the six month period ended June 30, 2010, of which $7.8 million or 80.4% resulted from the charge down of land subdivision loans.  The decline in real estate markets was primarily responsible for over $17 million of net charge-offs taken in 2009.  The majority of the 2009 charge-offs resulted from participations in a small number of out of area real estate bridge loans made to Non-Bank related customers.    At the time these loans were issued, the Bank was looking to expand into other market areas and spread risk.   The decision to participate in these credit facilities was based upon very favorable market conditions, substantial equity positions, excellent loan to value ratios, fee income, and above average interest rates at the time these loans were approved.  Management has since made a decision to no longer participate in out of area loans.

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

The short-term liquidity position of the company is strong as evidenced by $82.7 million in cash and cash equivalents.  A secondary source of liquidity is provided by the investment portfolio with $29.7 million or 10% of the portfolio maturing or expected to provide cash flow within one year through maturities, projected calls or principal reductions.

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

(31)

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

Total stockholders' equity increased $2.358 million, or 3%, during the first six months of 2010 comprised of increases in retained earnings in the amount of $209,000, $113,000 from stock issued through Dividend Reinvestment and Stock Options, and $2.036 million in accumulated other comprehensive income.  During the first six months of 2010, the company recognized a $1.6 million impairment charge on investment securities due to an Other-Than-Temporary-Impairment (OTTI).  The entire $1.6 million was considered a credit impairment and was charged to earnings.  During the same period of 2009, total stockholders' equity decreased $178,000 comprised of a decrease in retained earnings of $1.065 million after paying cash dividends, $1.106 million from stock issued through Dividend Reinvestment, Stock Option awards of $159,000 and a $378,000 decrease in accumulated other comprehensive income.  During the second quarter of 2009, the company recognized a $382,000 impairment charge on investment securities due to an Other-Than-Temporary-Impairment (OTTI).

The Board of Directors has voted to suspend payment of the company's quarterly dividend indefinitely in an effort to conserve capital.  The Board recognizes the importance of preserving cash and, given the challenging economic conditions that continue to impact the health and stability of many businesses within the region we serve.   Suspending the $0.02 per share dividend will save the company approximately $1.3 million.  The Board will reevaluate the policy in the future on a quarter-by-quarter basis.  The total dividend payout during the first six months of 2009 represented $.13 per share.  Excluding the impact due to securities valuation, core equity increased $322,000 and $200,000 during the first six months of 2010 and 2009, respectively.

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

The Board of Governors of the Federal Reserve System and other various regulatory agencies have specified guidelines for purposes of evaluating a bank's capital adequacy.  Currently, banks must maintain a leverage ratio of core capital to total assets at a prescribed level, namely 3%.  In addition, bank regulators have issued risk-based capital guidelines.  Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4% and 8% are required.  As of June 30, 2010, the company and the bank met all capital requirements.

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
(32)

The following table presents information regarding the Company’s risk-based capital at June 30, 2010:

	First National Community Bank		First National Community Bancorp, Inc.
	Amount	Ratio	Amount	Ratio
Actual:
Total Capital (to Risk Weighted Assets)	$145,877	12.62%	$149,864	12.96%
Tier I Capital (to Risk Weighted Assets)	$131,337	11.36%	$110,320	9.54%
Tier I Capital (to Average Assets)	$131,337	9.69%	$110,320	8.10%

For Capital Adequacy Purposes:
Total Capital (to Risk Weighted Assets)	>$92,479	>8.00%	>$92,507	>8.00%
Tier I Capital (to Risk Weighted Assets)	>$46,240	>4.00%	>$46,254	>4.00%
Tier I Capital (to Average Assets)	>$54,221	>4.00%	>$54,509	>4.00%

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital (to Risk Weighted Assets)	>$115,599	>10.00%	>$115,634	>10.00%
Tier I Capital (to Risk Weighted Assets)	>$69,360	>6.00%	>$69,380	>6.00%
Tier I Capital (to Average Assets)	>$67,776	>5.00%	>$68,136	>5.00%

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

(33)

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

The estimated fair values of the company’s financial instruments (in thousands) are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and short term investments	$82,720	$82,720	$86,364	$86,364
Securities	274,326	274,250	273,633	273,522
Gross Loans	894,680	902,089	949,826	955,369

FINANCIAL LIABILITIES
Deposits	$1,021,779	$1,026,221	$1,071,608	$1,076,700
Borrowed funds	211,093	213,606	217,467	220,434

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit and standby letters of credit	$0	$353	$0	$783

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Act will result in sweeping financial regulatory reform aimed at strengthening the nation’s financial services sector.

The Act’s provisions that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which we do not engage. These provisions include growth restrictions, credit exposure limits, higher prudential standards, prohibitions on proprietary trading, and prohibitions on sponsoring and investing in hedge funds and private equity funds.

However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiary. These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements and the increased cost of supervision and compliance more generally. Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on us, our customers, and the financial industry more generally.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the company’s exposure to market risk during the first six months of 2010.  For discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2009.

(34)

ITEM 4 – CONTROLS AND PROCEDURES

 Subsequent to filing our Form 10-Q for the quarter ended March 31, 2010, the company determined that disclosure controls and procedures were not effective as of March 31, 2010 due to missing disclosures regarding the enhancement of our impairment measurement process and historical loss/migration analysis, including a more defined loan pool analysis and detailed migration adjustment factors, as well as the fair value disclosures required by ASC 820-10-50.  The company has since carried out remediation efforts to ensure these required disclosures are included in all future filings.

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Principal Executive Officer along with the company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based upon that evaluation, the company’s Principal Executive Officer along with the company’s Principal Financial Officer concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are, reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II  Other Information

Item 1 – Legal Proceedings.

The company and bank are not involved in any material pending legal proceedings, other than routine litigation incidental to the business.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the corporation or its subsidiaries by government authorities.

Item 1A. – Risk Factors.

Management of the company does not believe there have been any material changes in the risk factors that were previously disclosed in the company's Form 10-K for the year ending December 31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3 - Defaults upon Senior Securities.
None

Item 4 – [Removed and Reserved.]

Item 5 - Other Information.
None

(35)

Item 6 – Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 19, 2010
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on December 16, 2009)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 10.1	Amended Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to the Company’s Amended Registration Statement on Form S-3 filed on July 19, 2009)
Exhibit 10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.3	2000 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.4	Directors’ and Officers’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.5	Discretionary Cash Bonus Plan Description (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31,2009)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1
Professional Services Agreement dated April 5, 2010 by and between First National Community Bank and Eugene T. Sobol (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 5, 2010)

(36)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC

Date: August 9, 2010	By: /s/ Gerard A. Champi
Gerard A. Champi, Interim President/Chief Executive Officer

Date: August 9, 2010	By: /s/ Linda A. D’Amario
Linda A. D’Amario Interim Principal Financial Officer

(37)

Exhibit Index

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 19, 2010
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on December 16, 2009)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 10.1	Amended Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to the Company’s Amended Registration Statement on Form S-3 filed on July 19, 2009)
Exhibit 10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.3	2000 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.4	Directors’ and Officers’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)
Exhibit 10.5	Discretionary Cash Bonus Plan Description (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31,2009)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1
Professional Services Agreement dated April 5, 2010 by and between First National Community Bank and Eugene T. Sobol (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 5, 2010)

(38)