Form 10-K/A
period 2009-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2011-12-02
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $102,938,176 at June 30, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,441,319 shares of common stock as November 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 19, 2010 are incorporated by reference into Part III of this report.

FIRST NATIONAL COMMUNITY BANCORP, INC.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A to the Annual Report on Form 10-K of First National Community Bancorp, Inc.  (the “Company”) for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “Original Report”) is being filed to revise and restate the Company’s consolidated financial statements for the annual period ended December 31, 2009 that were filed with the Original Report to correct certain information and to address the impact of such changes on other disclosures included in the Original Report.  The Company has previously advised that the financial statements for December 31, 2009 included in the Original Report should no longer be relied upon.

In particular, this Amendment:

•                  amends and restates in their entirety the consolidated financial statements of the Company, and the notes thereto, included in Item 8 hereof, to appropriately reflect (i) the accounting for and timing of charges related to other than temporary impairment of the collateralized debt obligations in the Company’s securities investment portfolio, (ii) the determination of the Company’s provision and allowance for loan and lease losses, (iii) the provision for off-balance sheet commitments, (iv) the accounting for deferred loan fees and costs, (v) the accounting for goodwill, (vi) the related effect on the Company’s deferred tax assets and valuation allowance and (vii) other miscellaneous accounting issues;

•                  amends and revises Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the restated consolidated financial statements;

•                  revises the disclosures regarding, and management’s assessment of, the Company’s disclosure controls and procedures and internal control over financial reporting to reflect current management’s determination that material weaknesses in such controls existed at December 31, 2009;

•                  provides additional disclosure regarding non-performing assets, including those loans extended to insiders or affiliates thereof;

•                  revises and enhances the disclosures about the Company’s business lines and procedures, including providing information relating to the Company’s and Bank’s regulatory orders entered into after the date of the Original Report to provide context for the amendments included in this document;

•                  revises and enhances the disclosure of the risks relating to the Company’s business and operations; and

•                  revises and corrects disclosure in response to comments from the SEC.

Other than as noted above, the Company is not required to and has not updated any forward-looking statements previously included in the Original Report. The Company has made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above.  Other than as noted above, or reflected in this Explanatory Note, this Amendment does not reflect events occurring after the filing of the Original Report except to the extent information learned after the Original Report was filed relates to periods prior to December 31, 2009.  This Amendment is being filed in conjunction with amendments to the Company’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.  The Company plans to file shortly its annual report on Form 10-K for the year ended December 31, 2010 and its quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011.  This Amendment should be read in conjunction with all such filings and all such filings should be read in their entirety.

As indicated above, the Company has restated its financial statements for the year ended December 31, 2009.  Unless otherwise indicated, the discussion in this Amendment gives effect to the restatement of the Company’s financial statements.

In the first half of 2011, the Company received document subpoenas from the SEC.  The information requested generally relates to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 30, 2010 and June 30, 2010.  The Company is cooperating with the SEC in this matter.

Readers should review the risk factors described in other documents that the Company files or furnishes, from time to time, with the SEC, including Annual Reports to Shareholders, Annual Reports filed on Form 10-K, Form 10-Q and other current reports filed or furnished on Form 8-K and any amendments to such reports.

For additional information regarding these matters, please refer to Item 1 — Business; Item 1A — Risk Factors; Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A -  Quantitative and Qualitative Disclosures about Market Risk discussion; and Item 8 — Financial Statements and Supplementary Data of this report.

PART 1

Item 1.  Business

Unless the context otherwise requires, we use the terms “Company,” “we,” “us,” and “our” to refer to First National Community Bancorp, Inc. and its subsidiaries.  In certain circumstances, however, First National Community Bancorp, Inc. uses the term “Company” to refer to itself.

Overview

The Company

The Company is a Pennsylvania corporation, incorporated in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  The Company became an active bank holding company on July 1, 1998 when it acquired ownership of First National Community Bank (the “Bank”).   The Bank is a wholly-owned subsidiary of the Company.

The Company’s primary activity consists of owning and operating the Bank, which provides customary retail and commercial banking services to individuals and businesses.  The Bank provides practically all of the Company’s earnings as a result of its banking services.

The Bank

The Bank was established as a national banking association in 1910 as “The First National Bank of Dunmore.”  The Bank changed its name to “First National Community Bank” effective March 1, 1988.  The Bank’s operations are conducted from 21 offices located in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania.

The Bank offers many traditional banking services to its customers, which are further detailed below.

As a result of criticism received from banking regulators in connection with their examination process during 2010, the Company took steps to remediate and improve its lending policies and its credit administration function.  The Company has also been advised by its regulators that it must increase its regulatory capital.

Retail Banking

The Bank provides many retail banking services and products to individuals and businesses including Image Checking and E-Statement.  Deposit products include various checking, savings and certificate of deposit products, as well as a variety of preferred products for higher balance customers.  The Bank also participates in the Certificate of Deposit Account Registry program, which allows customers to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations.

The Bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online and its Bill Payment service via the internet and its automated teller machine (“ATM”) network.  The Bank has ATMs in all 21 branch offices and 10 other locations.

Telephone Banking (Account Link), Loan by Phone, and Mortgage Link services are available to customers.  These services provide consumers the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone.  The Bank offers overdraft Bounce Protection which provides consumers with an added level of protection against unanticipated cash flow emergencies and account reconciliation errors.

FNCB Business Online is a menu driven product that allows the Bank’s business customers direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business.

Lending Activities

The Bank offers a full range of products to individuals and businesses generally within its market area.  The Bank offers a variety of loans, including commercial mortgages, commercial loans, residential mortgage loans, home equity loans and lines of credit, construction loans and consumer loans.

The Bank strives to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences.  Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment and obtaining collateral that is margined to minimize loss in the event of liquidation.

Guidance adopted by the federal banking regulators provides that banks having concentrations in construction, land development or commercial real estate loans are expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that the Bank may be required to maintain higher levels of capital than would otherwise be expected as a result of its levels of construction, development and commercial real estate loans, which may adversely affect shareholder returns, or require us to obtain additional capital sooner than the Company otherwise would.  Excluded from the scope of this guidance are loans secured by non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

Commercial Mortgage Loans

At December 31, 2009, commercial mortgage loans totaled $411.3 million or 43.8% of the Bank’s total loan portfolio.  Commercial mortgage loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances.

The commercial mortgage loan portfolio is secured by a broad range of real estate, including but not limited to multi-family residential properties, office complexes, shopping centers, hotels, warehouses, gas stations/ convenience markets, residential care facilities, nursing care facilities, restaurants and land subdivisions.  This category also includes various types of commercial construction financing.  The Bank’s commercial real estate portfolio consists of owner occupied properties and non-owner occupied properties and generally includes the personal guarantees of the principals.  Owner occupied properties of $160 million represents 38.9% of the commercial mortgage loan portfolio, construction/land acquisition loans of $94 million represents 22.8% of the commercial mortgage loan portfolio and non-owner occupied properties of $158 million represents 38.3% of the commercial mortgage loan portfolio.

The Bank offers various rates and terms for commercial mortgage loans secured by real estate.  The interest rates associated with these types of loans are primarily underwritten as adjustable rate loans that adjust every three or five years or floating rate loans that adjust to a spread over the National Prime Rate (“NPR”) index.  Loan pricing for most floating rate commercial mortgage loans generally has a minimum interest rate.  The terms for commercial real estate loans typically do not exceed 20 years.

Commercial mortgage loans are originated under a comprehensive lending policy.  In particular, these types of loans are subject to specific loan to value guidelines prior to the time of closing.  The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 80%.  Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%.  Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value.

Commercial mortgage loans must also meet specific criteria that includes the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed.  In order to make a decision on whether or not to make a commercial mortgage loan, the borrower(s) and guarantor(s) must provide the Bank with historical and current financial data.  The Bank performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project.  The Bank also considers the borrower’s expertise, credit history, net worth and the value of the underlying property.  The Bank generally requires that borrowers for loans secured by real estate have a debt service coverage ratio of at least 1.15 times.

Although the Bank believes its initial loan underwriting was sound, the Commercial Loan portfolio, and in particular, the commercial mortgage segment, was negatively impacted during 2009 as a result of the current recession.  Both our national and local economies experienced a prolonged severe economic downturn, with rising unemployment levels and an erosion in consumer confidence.  These factors contributed to a number of loan defaults.  Additionally, the softening of the real estate market resulted in a decline in the value of the real estate securing the loans in this portfolio.  In particular, loans for land development and subdivisions were substantially impacted and create greater risk of collectability than other types of commercial mortgage loans.

One-to-Four-Family Residential Mortgage Loans

The Bank offers fixed and variable rate one-to-four-family residential loans.  The interest rates for the variable rate loans are adjusted to a percentage above the one year treasury rate.  The Bank may sell loans and retain servicing when warranted by market conditions.  The Bank also offers a rate lock to customers which allows the borrowers to lock in their interest rate at the time of application as well as at time of commitment.  During 2009 and 2008, the volume of customers who exercised the option to lock the rate was minimal.  At December 31, 2009, one to four family residential mortgage loans totaled $142.1 million, or 15.1% of our total loan portfolio.

Commercial Business Loans

The Bank offers commercial business loans to individuals and businesses located in our primary market area.  The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans.   These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.  At December 31, 2009, commercial business loans totaled $220.8 million or 23.5% of the Bank’s total loan portfolio

The Bank offers various rates and terms for commercial loans.  These loans also generally require the personal guarantee of the principals.  Most lines of credit are primarily issued for one year time periods and are renewable annually thereafter at the discretion of the Bank.  Most other commercial loans range in terms from one year to seven years.

The interest rates associated with these types of loans are primarily underwritten as fixed rate loans based upon the term of the loan or floating rate loans that adjust to a spread over the NPR index.  Loan pricing for most floating rate commercial loans generally have a minimum interest rate floor.  The interest rate for most lines of credit is issued on a floating rate basis.  The rates generally range from the NPR index to 2% in excess of the NPR index.  Finally, loans secured by deposit accounts are primarily underwritten at a spread over the interest rate of the deposit instrument used as collateral for the loan.

Construction Loans

The Bank offers interim construction financing secured by residential property for the purpose of constructing one to four family homes.  The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner occupied structures.  The Bank’s construction program offers either short term interest only loans that require the borrower to pay interest only during the construction phase with a balloon payment of the principal outstanding at the end of the construction period and interest only during construction with a conversion to amortizing principal and interest when the construction is complete.

Construction loans generally yield a higher interest rate than residential mortgage loans but also carry more risk.  If a construction loan defaults, the Bank would have to take control of the property and, either find another contractor to complete the project which may be at a higher cost, or obtain title to the property, categorize it as Other Real Estate Owned (“OREO”) or seek to sell the property.

Home Equity and Lines of Credit Loans

The Bank offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property.  Home equity loans have fixed rates of interest and are for terms up to 15 years.  Equity lines of credit have adjustable interest rates and are based upon the prime interest rate.  The Bank holds a first or second mortgage position on the homes that secure its home equity loans and lines of credit.

Consumer Loans

Consumer loans include both secured and unsecured installment loans, personal lines of credit and overdraft protection loans.  The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. The Bank also offers VISA personal credit cards, although it does not underwrite these VISA personal credit cards and assumes no credit risk.

Loan Originations, Sales, Purchases and Participations

Loan originations generally are from the Bank’s market area, however, from time to time, the Bank participates in loans originated by other banks that supplement its loan portfolio.  As of December 31, 2009, the Bank participated in approximately 26 loans with a total outstanding balance of $18.5 million and exposure of $59.6 million. Over the past six years, the Bank participated in seven commercial real estate loans with a financial institution headquartered in Minneapolis, Minnesota, and the majority of those participations related to loans for projects located outside of the Company’s general market area.  As of December 31, 2009, the Company had outstanding participations in four out-of-area loans secured by commercial real estate located in Florida and one in western Pennsylvania. The Bank is not usually the lead lender in these participations but underwrites these loans using the same criteria it uses for market loans it originates.  The Bank does not service the loans in these purchased participations and is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Asset Management

Asset management services are available at the Bank. Customers are able to access alternative products such as mutual funds, annuities, stocks and bonds directly for purchase from an outside provider.

Deposit Activities

In general, deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  The Bank grows its deposits within our market area primarily by offering a wide selection of deposit accounts.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, the Bank considers the interest rates offered by the competition, the interest rates available on borrowings, its liquidity needs and customer preferences.  The Bank generally reviews its deposit mix and deposit pricing weekly.  The Bank’s deposit pricing strategy generally has been to remain competitive in its market area, and to offer special rates in order to attract deposits of a specific type or term to satisfy the Bank’s asset and liability requirements.

Competition

The Bank faces substantial competition in originating loans and in attracting deposits.  The competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds.  As a result of consolidation in the banking industry, some of the Bank’s competitors and their respective affiliates may enjoy advantages such as greater financial resources, a wider geographic presence, a wider array of services, or more favorable pricing alternatives and lower origination and operating costs.

Supervision and Regulation

General

The Company is subject to the Securities Exchange Act of 1934 (“1934 Act”) and must file quarterly and annual reports with the SEC regarding its business operations and comply with SEC rules.  As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System, and its activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board (“FRB”).  The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the FRB, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank subsidiary during periods of financial stress or adversity.  The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without prior approval of the FRB.  The BHCA also prohibits the Company from acquiring 5% or more of the outstanding shares of any class of voting stock of any company engaged in a non-banking business unless such business is determined by the FRB, by regulation or by order, to be so “closely related to banking” as to be a “proper incident” thereto.

Banking is a highly regulated industry.  Consequently, the growth and earnings performance of the Bank and Company may be affected not only by management decisions and general and local economic conditions but also by the regulation of the Bank by the Office of the Comptroller of the Currency (“OCC”) (and, to some extent, the FDIC and Federal Reserve Bank of Philadelphia) and by the regulation of the Company by the Federal Reserve Bank of Philadelphia, under a variety of federal and state laws, regulations, and policies.  These statutes, regulations, and policies, and the interpretation and application of them by regulatory agencies, have a significant impact on the Company’s business, and cannot always be determined with complete accuracy.  The effect of any changes in these statutes, regulations, and policies, and the interpretation and application of them by regulatory agencies, can be significant and cannot be predicted.

The primary objectives of the bank regulatory system are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy and not to benefit shareholders.  Congress has created several regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  The system of supervision and regulation applicable to the Company and the Bank is intended primarily for the protection of the FDIC’s deposit insurance fund, the Bank’s depositors, and the public, rather than shareholders and creditors. The following summarizes some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not represent a complete or thorough summary of all applicable laws and regulations applicable to banks and bank holding companies.  The descriptions are qualified in their entirety by reference to the specific statutes and regulations summarized.

Supervisory Actions

Subsequent to December 31, 2009 and to the filing of the Original Report, the Company and Bank entered into regulatory agreements with their respective federal regulators.  Set forth below is a summary description of the material terms of the regulatory agreements.  While the Company and the Bank have made significant efforts to comply with each of the provisions of the Order and the Agreement, as of the date of the filing of this Amendment, neither the Bank nor the Company is yet in compliance with all of the requirements, and no assurance can be given that they will be able to satisfy all of such requirements.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Order”) dated September 1, 2010 without admitting or denying any wrongdoing, consented and agreed to the issuance of an Order by the OCC, the Bank’s primary regulator.  The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term.  The Order is based on the results of an examination of the Bank as of March 31, 2009.  Since the examination, management has engaged in discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank.  Compliance with the Order is to be monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports on a monthly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are as follows:

(i) By October 31, 2010, the Board of Directors of the Bank (the “Board”) is required to adopt and implement a three-year strategic plan which must be submitted to the OCC for review and prior determination of no supervisory objection; the strategic plan must establish objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, and is to include strategies to achieve those objectives; if the strategic plan involves the sale or merger of the Bank, it must address the timeline and steps to be followed to provide for a definitive agreement within 90 days after the receipt of a determination of no supervisory objection;

(ii) by October 31, 2010, the Board is required to adopt and implement a three year capital plan, which must be submitted to the OCC for review and prior determination of no supervisory objection;

(iii) by November 30, 2010, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

(iv) the Bank may not pay any dividend or capital distribution unless it is in compliance with the higher capital requirements required by the Order, the Capital Plan, applicable legal requirements and, then only after receiving a determination of no supervisory objection from the OCC;

(v) by November 15, 2010, the Committee must review the Board and the Board’s committee structure; by November 30, 2010, the Board must prepare or cause to be prepared an assessment of the capabilities of the Bank’s executive officers to perform their past and current duties, including those required to respond to the most recent examination report, and to perform annual performance appraisals of each officer;

(vi) by October 31, 2010, the Board must adopt, implement and thereafter ensure compliance with a comprehensive conflict of interest policy applicable to the Bank’s and the Company’s directors, executive officers, principal shareholders and their affiliates and such person’s immediate family members and their related interests, employees, and by November 30, 2010, conduct a review of existing relationships with such persons to identify those, if any, not in compliance with the policy; and review all subsequent proposed transactions with such persons or modifications of transactions;

(vii) by October 31, 2010, the Board must develop, implement and ensure adherence to policies and procedures for Bank Secrecy Act (“BSA”) compliance; and account opening and monitoring procedures compliance;

(viii) by October 31, 2010, the Board must ensure the BSA audit function is supported by an adequately staffed department or third party firm; adopt, implement and ensure compliance with an independent BSA audit; and assess the capabilities of the BSA officer and supporting staff to perform present and anticipated duties;

(ix) by October 31, 2010, the Board is required to adopt, implement and ensure adherence to a written credit policy, including specified features, to improve the Bank’s loan portfolio management;

(x) the Board is required to take certain actions to resolve certain credit and collateral exceptions;

(xi) by October 31, 2010, the Board is required to establish an effective, independent and ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure the timely identification and categorization of problem credits; by October 31, 2010, to adopt and adhere to a program for the maintenance of an adequate allowance for loan and lease losses (“ALLL”), and to review the adequacy of the Bank’s ALLL at least quarterly;

(xii) by October 31, 2010, the Board must adopt and the Bank implement and adhere to a program to protect the Bank’s interest in criticized assets; and the Bank may only extend additional credit (including renewals) to a borrower whose loans are criticized under specified circumstances;

(xiii) by October 31, 2010, the Board must adopt and ensure adherence to action plans for each piece of other real estate owned;

(xiv) by November 30, 2010, the Board is required to develop, implement and ensure adherence to a policy for effective monitoring and management of concentrations of credit;

(xv) by October 31, 2010, the Board must revise and implement the Bank’s other than temporary impairment policy;

(xvi) by October 31, 2010, the Board must take action to maintain adequate sources of stable funding and liquidity and a contingency funding plan; by October 31, 2010, the Board is required to adopt, implement and ensure compliance with an independent, internal audit program; and

(xvii) take actions to correct cited violations of law; and adopt procedures to prevent future violations and address compliance management.

Federal Reserve Agreement. On November 24, 2010, the Company entered into a written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement include the following:

(i) the Company’s Board must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with its Consent Order entered into with the OCC;

(ii) the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Federal Reserve Board;

(iii) the Company may not take dividends or other payments representing a reduction of the Bank’s capital without the prior written approval of the Reserve Bank;

(iv) the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director;

(v) the Company may not make any payment of interest, principal or other amounts on debt owed to insiders of the Company without the prior written approval of the Reserve Bank and Director;

(vi) the Company and its nonbank subsidiary may not incur, increase or guarantee any debt without the prior written approval of the Reserve Bank;

(vii) the Company may not purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank;

(viii) the Company must submit to the Reserve Bank, by January 23, 2011, an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis.  Thereafter, the Company must notify the Reserve Bank within 45 days of the end of any quarter in which the Company’s capital ratios fall below the approved capital plan’s minimum ratios, and submit an acceptable written plan to increase the Company’s capital ratios above the capital plan’s minimums;

(ix) the Company must immediately take all actions necessary to ensure that: (1) each regulatory report accurately reflects the Company’s condition on the date for which it is filed and all material transactions between the Company and its subsidiaries; (2) each such report is prepared in accordance with its instructions; and (3) all records indicating how the report was prepared are maintained for supervisory review;

(x) the Company must submit to the Reserve Bank, by January 23, 2011, acceptable written procedures to strengthen and maintain internal controls to ensure all required regulatory reports and notices filed with the Board of Governors are accurate and filed in accordance with the instructions for preparation;

(xi) the Company must submit to the Reserve Bank, by January 8, 2011, a cash flow projection for 2011, reflecting the Company’s planned sources and uses of cash, and submit a cash flow projection for each subsequent calendar year at least one month prior to the beginning of such year;

(xii) the Company must comply with: (1) the notice provisions of Section 32 of the FDI Act and Subpart H of Regulation Y in appointing any new director or senior executive officer or changing the duties of any senior executive officer; and (2) the restrictions on indemnification and severance payments of Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations; and

(xiii) the Board must submit written progress reports within 30 days of the end of each calendar quarter.

Since entering into the Order and the Agreement, the Company has incurred expenses in an effort to comply with the terms of these agreements.  In particular, the Company has incurred expenses in connection with developing and implementing policies and procedures and hiring additional personnel as required by the Order and the Agreement.  During 2009, 2010 and the first nine months of 2011, the Company incurred approximately $114 thousand, $1.4 million and $851 thousand, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company expects to continue to experience increased costs related to compliance with these regulatory agreements, primarily as a result of increased head count and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will decrease significantly from the 2010 and 2011 levels, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

The Order and the Agreement have not and are not expected to have an impact on the Company’s ability to attract and maintain deposits or the Company’s cost of funds. In order to meet the increased capital requirements imposed under the Order and the Agreement, however, unless the Company is able to raise additional capital, the Company could be limited in the aggregate amount of loans it can have outstanding, which may constrain loan growth. While it is not anticipated that the Order and the Agreement will have an immediate impact on the Company’s net interest margin, the overall cost of compliance with the Order and the Agreement will continue to impact profitability at least through the end of 2012.

The Company

The Company is a bank holding company registered with, and subject to regulation by, the Reserve Bank and the FRB.  The BHCA and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices.

The BHCA requires approval of the FRB for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company.  The BHCA also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the FRB may approve the acquisition.

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries.  A bank holding company may, however, engage in, or acquire an interest in, a company that engages in activities that the FRB has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.  The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern.  Some of the activities that the FRB has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.  Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.  A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the bank holding company or any other subsidiary of the bank holding company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

The Gramm Leach-Bliley Act of 1999 (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions.  It also authorizes the FRB to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

The Bank

The Bank, as a national bank, is a member of the Federal Reserve System and its accounts are insured up to the maximum legal limit by the Deposit Insurance Fund of the FDIC.  The Bank is subject to regulation, supervision and regular examination by the OCC.  The regulations of these agencies and the FDIC govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.  State laws may also apply to the Bank to the extent that federal law does not preempt the state law.  The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation that greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities.  As a result of federal and state legislation, banks in the Company’s market are permitted, subject to limited restrictions, to acquire or merge with a bank in other jurisdictions, and are now permitted to branch de novo anywhere in Pennsylvania. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Bank’s resources entering into competition with the Bank.

Banking is a business that depends on interest rate differentials.  In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank’s earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly, as it relates to monetary policy, the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities.  The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

Branching and Interstate Banking.  National banks are required by federal law to adhere to branching laws applicable to state banks in the states in which they are located.  Pennsylvania statutes currently authorize state banks to establish branch offices throughout the Commonwealth with prior regulatory approval.  Consequently, national banks located in Pennsylvania may also establish branch offices throughout Pennsylvania.

Federal law also authorizes the OCC to approve interstate branching de novo by national banks in states that specifically allow for such branching.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Pennsylvania law permits banks chartered in Pennsylvania to branch in other states without limitation, but only permits out of state banks to branch in Pennsylvania if the home state of the out of state bank permits Pennsylvania banks to establish de novo branches.  Subsequent to December 31, 2009, federal law was changed to permit any state or federally chartered bank to branch in any state, with minimal exceptions.

The federal banking agencies are authorized to approve an interstate bank merger transaction without regard to whether such transaction is prohibited by the law of any state, with certain exceptions.

USA Patriot Act and Bank Secrecy Act (“BSA”).  Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.  The OCC has required the Bank to strengthen its internal policies and procedures with respect to BSA compliance, and the Bank continues to develop and implement policies designed to satisfy this requirement.

Capital Adequacy Guidelines.  The FRB and OCC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications.  Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

National banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%.  At least half of this amount (4%) should be in the form of core capital.  Tier 1 Capital generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments-Debt and Equity Securities.  Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock that is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general ALLL.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans.  Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the OCC has established a minimum 3.0% leverage capital ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum leverage capital ratio for such other banks to 4.0% - 5.0% or more.  The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum leverage capital ratio requirement is required, within 60 days of the date as of which it fails to comply with such requirement, to submit a reasonable plan describing the means and timing by which the bank will achieve its minimum leverage capital ratio requirement.  A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a leverage capital ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its leverage capital ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such a directive is enforceable in the same manner as a final cease-and-desist order.

The Bank’s total capital ratio at December 31, 2009 and 2008 was 10.20% and 11.17%, respectively.  The Tier I capital to risk weighted assets at December 31, 2009 and 2008 was 8.94% and 10.36%, respectively.  The Tier I capital to average assets at December 31, 2009 and 2008 was 7.28% and 8.95%, respectively.  Under the Order, the Bank is required to achieve a total capital ratio of 13% and a Tier I capital to average assets ratio of 9% by November 30, 2010.  As of November 30, 2011, the Bank had not achieved these ratios.  On January 27, 2011, the Company announced that its Board of Directors retained Sandler O’Neill + Partners, L.P. as its financial adviser to assist the company in evaluating possible capital and strategic alternatives.

The Company’s total capital ratio at December 31, 2009 and 2008 was 10.54% and 11.18%, respectively.  The Tier I capital to risk weighted assets at December 31, 2009 and 2008 was 7.28% and 10.37%, respectively.  The Tier I capital to average assets at December 31, 2009 and 2008 was 5.94% and 8.99%, respectively.

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.  Under the regulations, a bank will be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 risk based capital ratio of 6.0% or more, a leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk based capital ratio of 8.0% or more, a Tier 1 risk based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk based capital ratio that is less than 8.0%, a Tier 1 risk based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk based capital ratio that is less than 6.0%, a Tier 1 risk based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  Such guaranty will be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty will expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators.  In general, good cause is defined as capital which has been raised and is imminently available for infusion into the bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund, subject in certain cases to specified procedures.  These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where:  (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice;  (iii) the institution is in an unsafe or unsound condition;  (iv) there is a willful violation of a cease-and-desist order;  (v) the institution is unable to pay its obligations in the ordinary course of business;  (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance;  (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund;  (viii) an institution ceases to be insured;  (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

Regulatory Enforcement Authority.  Federal banking law grants substantial enforcement powers to federal banking regulators.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a governmental agency.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance and cease-and-desist orders.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Under provisions of the federal securities laws, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions.  Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets.

The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.

As a result of the volatility and instability in the financial system during 2008 and 2009, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies.  While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they might not otherwise elect.  Any such requirement could adversely affect the Company’s business and results of operations.  The Company did not accept an investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the temporary increases in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department, FDIC or Federal Reserve.

FDIC Insurance Premiums.  The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  During 2008, all insured depository institutions paid deposit insurance premiums ranging between 5 and 7 basis points on an institution’s assessment base for institution’s in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 40 basis points for institutions in risk categories II, III and IV.  The levels of rates are subject to periodic adjustment by the FDIC.  Depository institutions will also pay premiums for the increased coverage provided by the FDIC.

Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009.  For the second quarter of 2009 and beyond, the FDIC established further changes in rates, and introduced three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.  The schedule for base assessment rates and potential adjustments is set forth in the following table.  Moreover, if the statutory cap on the level of the Deposit Insurance Fund, is increased or eliminated, there may be continuing premium obligations even after the fund is recapitalized.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12 – 16	22	32	45
Unsecured Debt Adjustment (added)	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured Liability Adjustment (added)	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24.0	17 to 43.0	27 to 58.0	40 to 77.5

The FDIC also imposed a special insurance assessment of 5 basis points implemented for each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009.  Additional special assessments may be imposed by the FDIC in the future.  During 2009, the Bank was in risk category I and its total base assessment rate was 15.45%.

Additionally, the Bank has elected to participate in the FDIC program whereby noninterest-bearing transaction account deposits will be insured without limitation through at least December 31, 2010.  Until December 31, 2009, the Bank was required to pay an additional premium to the FDIC of 10 basis points on the amount of balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. During 2010, the fee will be 15 to 25 basis points, depending on its risk category.

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank.  The Company’s revenues (on a parent company only basis) result almost entirely from dividends paid by its subsidiary, the Bank, to the Company.  The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of the Company, in its capacity as a creditor, may be recognized.  Additionally, the ability of the Bank to pay dividends to the Company is subject to various regulatory restrictions. As of the date of the filing of this Amendment, the Order prohibits the Bank from paying dividends to the Company and the Agreement further prohibits the Company from taking dividend payments from the Bank.

Federal and state laws regulate the payment of dividends by the Company.  Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.  Currently the Agreement with the Federal Reserve Bank prohibits the Company from paying dividends without prior approval from the Reserve Bank.

Employees

As of December 31, 2009, the Company employed 326 persons, including 55 part-time employees.

Available Information

The Company files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov.  The Company’s web site address is http://www.fncb.com. Through its website, the Company makes available free of charge this Amendment No. 1 to the annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Further, the Company will provide electronic or paper copies of the Company’s filings free of charge upon request.  A copy of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009 may be obtained without charge from our website at www.fncb.com or via email at fncb@fncb.com.  Information may also be obtained via written request to First National Community Bancorp, Inc. Attention:  Chief Financial Officer, 102 East Drinker Street, Dunmore, PA 18512.

Item 1A.  Risk Factors.

We may not be able to successfully compete with others for business.

The Company competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, online divisions of banks located in other markets as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than the Company does, and operate under less stringent regulatory environments. The differences in available resources and applicable regulations may make it harder for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past years, with falling home prices and high levels of foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, our non-performing assets increased by $11.4 million in 2009 and represented 58.9% of shareholders’ equity as of December 31, 2009.  Further deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our ALLL, which would necessitate further increases in the Company’s provision for loan and lease losses, which, in turn, would reduce the Company’s earnings and capital. The Company may also face the following risks in connection with the economic environment:

•                  economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

•                  market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

•                  the methodologies the Company used to establish the ALLL have proven to be inadequate and although the Company has revised its methodologies, they still rely on complex judgments, including forecasts of economic conditions, which are inherently uncertain.

•                  continued turmoil in the market, and loss of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income.  If conditions worsen, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and

•                  compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

If these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition.

We have identified material weaknesses in our internal controls.

Management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2009.  We have also received an adverse opinion from our independent registered public accounting firm with respect to the material weaknesses in our internal controls over financial reporting.  A description of the material weaknesses in our internal controls over financial reporting is included in Part II, Item 9A — Controls and Procedures in this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We detected the following material weaknesses:

•                  Control deficiencies were found to exist in our accounting and financial reporting function in connection with our identification of material errors in (i) the accounting for and timing of charges related to other-than-temporary impairment (“OTTI”) of certain collateralized debt obligations in our securities investment portfolio, (ii) the determination of our provision and allowance for loan and lease losses and the timing of charge-offs, (iii) the provision for off-balance sheet commitments, (iv) the accounting for deferred loan fees and costs, (v) the accounting for goodwill, and (vi) the related effect on the income tax benefit, deferred tax asset and valuation allowance.  The errors identified have resulted in the restatement of our financial statements for the year ended December 31, 2009 and subsequent periods.

•                  Systemic control deficiencies were identified in our processes, procedures and safeguards for information systems security.  In particular, users of the Company’s computer sub-systems may have had inappropriate access and system privileges that allowed them to view information and/or perform functions that are not appropriate to their job functions. Such access may have led to transactions being recorded improperly or may have permitted unauthorized transactions to occur. However, the Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

We are, and intend to continue, taking appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weakness identified. Our inability to remedy the identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the 1934 Act, as amended, in a timely manner, and require us to incur additional costs and to divert management resources.

Additionally, any further ineffective internal controls over financial reporting could result in additional restatements in the future, further increase regulatory scrutiny and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading value of our securities and our ability to raise capital.

Changes in interest rates could reduce our income, cash flows and asset values.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to lending risk.

As of December 31, 2009, approximately 43.8% of the Company’s loan portfolio consisted of commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  Non-performing loans totaled $26.0 million, or 2.8% of total gross loans, as of December 31, 2009, and $23.4 million, or 2.4% of total gross loans, as of December 31, 2008.  A further increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations.  As such, general economic conditions, nationally and in our primary market area, will have a significant impact on our results of operations.  To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank.  To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default.  To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates the Company must pay for deposits increase while interest income is flat.  Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Our concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of our loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of our loans are to borrowers in that area. The Company also has a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2009, $553.3 million or 58.9% of our gross loans were secured by real estate, primarily commercial real estate.  Management has taken steps to mitigate the Company’s commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $ 98.4 million, or 17.8% were construction and land development loans.  Construction and land development loans have the highest risk of uncollectability.  An additional $220.8 million, or 23.5% of portfolio loans, were commercial and industrial loans which are not secured by real estate. Historically, these categories of loans generally have had a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While the Company believes that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in the Company’s general market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, the Company would likely experience lower earnings or losses.  Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Commercial real estate, commercial and construction loans tend to have larger balances than single family mortgages loans and other consumer loans.  Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $105.7 million as of December 31, 2009.  Of those, loans in the amount of $4.2 million were not performing in accordance with the terms of the loan agreements.  These loans were guaranteed by two individuals who resigned from the Company’s Board of Directors during 2009.  Also, as of December 31, 2009, additional loans in the amount of $14.1 were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.  (Please refer to Note 14 — Related Party Transactions to our consolidated financial statements included in Item 8 of this report for more detail.)

Further, guidance adopted by the federal banking regulators provides that banks having concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) are expected to maintain higher levels of risk management and, potentially, higher levels of capital. Additionally, the Company is subject to the Order and the Agreement, which require the Company and the Bank to achieve and maintain increased levels of capitalization. It is possible that the Company may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of its levels of construction, development and commercial real estate loans, which may require us to obtain additional capital sooner than the Company would otherwise seek it, which may reduce shareholder returns.

The Company will need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Laws, regulations and banking regulators require the Company and Bank to maintain adequate levels of capital to support their operations.  In addition, capital levels are also determined by the Company’s management and board of directors based on capital levels that they believe are necessary to support the Company’s business operations.  Also, pursuant to the Order and the Agreement, the Company and the Bank are required to maintain increased capital levels in compliance with the Company’s revised capital plan.  The Company is evaluating its present and future capital requirements and needs and is also analyzing capital raising alternatives and options.  Even if the Company succeeds in meeting the current regulatory capital requirements, the Company may need to raise additional capital in the near future to support possible loan losses during future periods or to meet future regulatory capital requirements.

The Board of Directors may determine from time to time that the Company needs to raise additional capital by issuing additional common shares or other securities. The Company is not restricted from issuing additional common shares, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. Because the Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings will likely be dilutive to common shareholders from ownership, earnings and book value perspectives.  New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders.  Additionally, if the Company raises additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of the Company’s debt securities and shares of preferred shares, and lenders with respect to other borrowings, will receive distributions of the Company’s available assets prior to the holders of the Company’s common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of the Company’s common shares, or both. Holders of the Company’s common shares are not entitled to preemptive rights or other protections against dilution.

The Company cannot assure that additional capital will be available on acceptable terms or at all.  Any occurrence that may limit the Company’s access to the capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity.  Moreover, if the Company needs to raise capital, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors.  An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

As of the date of this report, we are not currently able to pay dividends on the common shares, or repurchase common shares.

The Company conducts its principal business operations through the Bank, and the cash that it uses to pay dividends is derived from dividends paid to the Company by the Bank, therefore its ability to pay dividends is dependent on the performance of the Bank and on the Bank’s capital requirements.  The Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders are also limited by certain legal and regulatory restrictions.  In particular, pursuant to the supervisory agreements that the Company and the Bank have entered into with their regulators, the Company and the Bank are prohibited from declaring or paying any dividends and the Company is also prohibited from taking dividends or other payments representing a reduction of the Bank’s capital without prior regulatory approval.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

The Company reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s investment securities has declined below its carrying value, the Company is required to assess whether the decline is other than temporary. If the Company concludes that the decline is other than temporary, it is required to write down the value of that security through a charge to earnings.  As of December 31, 2009, the Company’s investment portfolio included seven pooled trust preferred collateralized debt obligation (“PreTSLs”) with an amortized cost of $16.3 million and an estimated fair value of $3.8 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in additional impairment of these securities that is other than temporary in future periods, which would require a charge to earnings to write down theses securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.  In addition, to the extent that the value of any of our investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

As of December 31, 2009, the Company’s investment portfolio included eight private label collateralized mortgage obligations, PLCMOs, with an amortized cost of $10.7 million and an estimated fair value of $8.2 million. Changes in the expected cash flows of these securities and/ or prolonged price declines may result in additional impairment of these securities that is other than temporary in future periods, which would require a charge to earnings to write down these securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as PLCMOs, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future. In addition, to the extent that the value of any of our investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

The Company recognized total OTTI charges of $20.6 million on its PreTSL and PLCMO securities for 2009 primarily as a result of market developments, some of which became evident through a subsequent events analyses after December 31, 2009 and a revision to our methodology to use more severe assumptions.

Changes in the value of goodwill and intangible assets could reduce our earnings.

The Company is required by U.S. generally accepted accounting principles (“GAAP”) to test goodwill and other intangible assets for impairment at least annually.  Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values.  The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used.  If our assumptions prove to be incorrect, the asset value of goodwill and intangible assets may be affected and would have a negative impact on the Company’s financial condition and results of operations.

Based on the results of its evaluation, the Company recorded an $8.1 million goodwill impairment charge during December 31, 2009, which resulted in no goodwill remaining on its balance sheet as of the end of the year.  Significant negative industry and economic trends, including the lack of recovery in the market price of the Company’s common shares and reduced estimates of future cash flows contributed to the impairment of goodwill. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance.

The Company operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results.

Our financial condition and results of operation would be adversely affected if our ALLL is not sufficient to absorb actual losses or if we are required to increase our allowance.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the ALLL, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If its assumptions prove to be incorrect, its ALLL may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At December 31, 2009, its ALLL totaled $22.5 million, representing 2.4% of its total loans.

Although the Company believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to the current economic environment and the state of the real estate market.  The assessment of future performance of the loan portfolio is inherently uncertain.  The Company can give you no assurance that its non-performing loans will not increase or that its non-performing or delinquent loans will not adversely affect its future performance.

In addition, federal regulators periodically review the Company’s ALLL and may require us to increase the ALLL or recognize further loan charge-offs. In 2009, as a result of regulatory review, the Company revised its ALLL methodology and the ALLL increased. Any increase in its ALLL or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the Company’s results of operations and financial condition.

The need to account for assets at market prices may adversely affect our results of operations.

The Company reports certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value the Company uses quoted market prices, third-party valuations or valuation models that utilize market data inputs to estimate fair value.  Because the Company carries these assets on its books at their fair value, losses may be incurred even if the asset in question presents minimal credit risk.  Given the continued disruption in the capital markets, the Company may be required to recognize OTTI in future periods with respect to securities in its portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and the Company’s estimation of the anticipated recovery period.

Our profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania specifically in Lackawanna, Luzerne, Wayne and Monroe counties.

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lackawanna, Luzerne, Wayne and Monroe County markets. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

We rely on our management and other key personnel and the loss of any of them and the increased turnover of management may adversely affect our operations.

During the first quarter of 2010 the Company’s President and Principal Executive Officer (“CEO”) and Principal Financial Officer resigned.  In September 2010, the Company hired a new Chief Financial Officer and the search for a permanent CEO is continuing.  While we hope to recruit a new President and CEO as soon as possible, we do not know how long the process will take or when it will be concluded and the vacancy in this position is a violation of the Order. In addition, since August 2010, the Company has hired a new Chief Credit Officer, a new Chief Risk Officer, a new Internal Audit Manager as well as numerous additional personnel.  Further, until the Company finds a permanent President and CEO and integrates new personnel, it may be unable to successfully manage and grow the business, financial condition and profitability may suffer.  The Company believes each member of the senior management team is important to the Company’s success and the unexpected loss of any of these persons could impair our day-to-day operations as well as its strategic direction.

The Company’s success depends, in large part, on its ability to attract and retain key people.  Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or retain them.  The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  The Company does not currently have employment agreements or non-competition agreements with any of its senior officers.

We are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services.  Moreover, as a result of the restatement of its financial statements and revisions to many of its policies made for the year ended December 31, 2009, the Company may be at increased risk for such litigation. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The price of our common shares may fluctuate significantly, which may make it difficult for investors to resell shares of common shares at a time or prices they find attractive.

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, in addition to those described above:

•                  actual or anticipated quarterly fluctuations in our operating results and financial condition;

•                  changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•                  speculation in the press or investment community generally or relating to our reputation or the financial services industry;

•                  strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•                  fluctuations in the stock price and operating results of our competitors;

•                  future sales of our equity or equity-related securities;

•                  proposed or adopted regulatory changes or developments;

•                  anticipated or pending investigations, proceedings, or litigation that involve or affect us;

•                  domestic and international economic factors unrelated to our performance; and

•                  general market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our share price, notwithstanding our operating results. The Company expects that the market price of its common shares will continue to fluctuate and there can be no assurances about the levels of the market prices for our common shares.

An active public market for our common stock does not currently exist. As a result, shareholders may not be able to quickly and easily sell their common shares.

The Company’s common shares traded, through December 17, 2010, in the over the counter bulletin board market, and currently trades through the OTC Markets Group, Inc. During the year ended December 31, 2009, an average of 3,169 shares traded on a daily basis.  There can be no assurance that an active and liquid market for the Company’s common shares will develop, or if one develops that it can be maintained. The absence of an active trading market may make it difficult to subsequently sell the Company’s common shares at the prevailing price, particularly in large quantities.  See further discussion in Item 5.

We are subject to extensive government regulation and supervision and possible regulatory enforcement actions and may experience higher costs and lower shareholder returns.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. The Company and Bank are regulated and supervised by the OCC and the FRB. The burden imposed by federal regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. The Company and the Bank are subject to the requirements of the Order and the Agreement, and any failure to comply with, or any change in, such regulation and supervision, or change in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, our subsidiary banks and other affiliates, and our operations. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.  Any failure to comply with such regulation or supervision could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2009 fiscal year relating to our periodic or current reports filed under the 1934 Act.

Item 2.  Properties.

The Company currently conducts business from its main office located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512 and from its additional 21 branches located throughout Lackawanna, Luzerne, Wayne and Monroe counties.  At December 31, 2009, aggregate net book value of premises and equipment was $20.7 million.  With the exception of potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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

Item 3.                                   Legal Proceedings.

Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business.  The Company is not a party to any pending legal proceedings that the Company believes would have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4.                                   (Removed and Reserved.)

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Stock and Dividends Paid

The Company’s common shares are not actively traded. The principal market area for the Company’s shares is northeastern Pennsylvania, although shares are held by residents of other states across the country.  In the fourth quarter of 2010, the Company was notified by the Financial Industry Regulatory Authority (“FINRA”) that the Company’s common shares would cease to be eligible for continued quotation on the Over the Counter (“OTC”) Bulletin Board after December 17, 2010.  This determination was based on the

Company’s delay in filing its quarterly report on Form 10-Q for the third quarter of 2010.  The Company’s common shares are currently quoted on the OTC Markets Group, Inc. (formerly referred to as the “Pink Sheets”) under the symbol “FNCB”.  The Company intends to petition FINRA to return to full quotation status on the OTC Bulletin Board after completing the restatement process for fiscal year 2009 and the first and second quarters of 2010 and filing its September 30, 2010, March 31, 2011 and June 30, 2011 Forms 10-Q and the December 31, 2010 Form 10-K and becoming current with its 1934 Act reporting requirements.  Quarterly market highs and lows and dividends paid for each of the past two years are presented below.  These prices represent actual transactions.

	MARKET PRICE
	HIGH	LOW	DIVIDENDS PAID PER
QUARTER	2009		SHARE
First	$11.90	$7.55	$.11
Second	13.00	8.70	.02
Third	9.25	5.50	.02
Fourth	6.85	4.90	.02
			$0.17

QUARTER	2008
First	$18.96	$12.98	$.11
Second	16.47	13.48	.11
Third	15.25	11.87	.11
Fourth	13.48	9.56	.13
			$0.46

Holders

As of March 12, 2010, there were 1,648 holders of record of the Company’s common shares.

Dividend Calendar

Dividends on the Company’s common shares, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15.  Record dates for dividends are customarily on or about March 1, June 1, September 1, and December 1.  As of February 26, 2010, the Company has suspended paying dividends indefinitely and, as a result of the Order and the Agreement will not resume paying dividends without prior permission from the OCC and the Reserve Bank.

Equity Compensation Plan

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2009 is set forth below:

The following table summarizes our equity compensation plan information as of December 31, 2009.  Information is included for both equity compensation plans approved by First National Community Bancorp, Inc. shareholders and equity compensation plans not approved by First National Community Bancorp, Inc. shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1) (2)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of shares available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by First National Community Bancorp, Inc. shareholders	366,248	$12.18	868,235
Equity compensation plans not approved by First National Community Bancorp, Inc. shareholders	0	0	0
Totals	366,248	$12.18	868,235

(1)  The number of shares to be issued upon exercise of outstanding options and the weighted average exercise price includes any options which will become exercisable within sixty (60) days after December 31, 2009.

(2)  The Company’s equity compensation plans include the 2000 Independent Directors Stock Option Plan and the 2000 Employee Stock Incentive Plan which were approved by shareholders on May 16, 2001.  All share and per share information has been restated to reflect the retroactive effect of the 25% stock dividend paid December 27, 2007.

Performance Graph

The following graph compares the cumulative total shareholder return (i.e. price change, reinvestment of cash dividends and stock dividends received) on our common shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the SNL Bank Index.  The stock performance graph assumes that $100 was invested on December 31, 2004.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  The Company calculates each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e. more valuable) count for more in all indices.

Total Return Performance

	December 31,
Index	2004	2005	2006	2007	2008	2009
First National Community Bancorp, Inc.	100.00	108.57	131.46	110.20	65.16	36.87
NASDAQ Composite Index	100.00	101.37	111.03	121.92	72.49	104.31
SNL $1B-$5B Bank Index	100.00	98.29	113.74	82.85	68.72	49.26

(*)                                 Source:  SNL Financial LC, Charlottesville, VA © 2009.  SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

Assumes a $100 investment on December 31, 2004 and reinvestment of all dividends.  The graph above is not indicative of future price performance.

Purchase of Equity Securities by the Issuer or Affiliates Purchasers

None.

Item 6.  Selected Financial Data.

The selected consolidated financial and other data and management’s discussion and analysis of financial condition and results of operations set forth below and in Item 7 hereof is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.  The Company restated its financial statements for the year ended December 31, 2009.  Please see Note 3 to the consolidated financial statements included in Item 8 hereof.  Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.  Those reclassifications did not impact net income.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Years Ended December 31,
	2009 (as restated)	2008	2007	2006	2005

Total assets	$1,366,332	$1,313,759	$1,297,553	$1,186,327	$1,009,254
Interest-bearing balances with financial institutions	0	0	0	0	2,178
Securities, available-for-sale	252,946	245,900	295,727	268,794	236,662
Securities, held-to-maturity	1,899	1,808	1,722	1,639	1,561
Net loans	917,516	956,674	897,665	829,121	707,248
Total deposits	1,071,608	952,892	945,517	920,973	750,666
Long-Term Debt	155,240	202,243	135,942	147,489	126,942
Shareholders’ equity	63,084	100,342	107,142	96,862	84,419

Interest income	64,398	73,451	81,886	68,668	53,307
Interest expense	25,196	33,242	42,572	33,186	22,357
Net interest income before provision for loan and lease losses	39,202	40,209	39,314	35,482	30,950
Provision for loan and lease losses	42,089	1,804	2,200	2,080	1,860
Other income (loss)	(11,851)	7,812	6,345	4,897	3,904
Other expenses	38,172	26,530	23,797	20,773	18,943
Income (loss) before income taxes	(52,910)	19,687	19,662	17,526	14,051
Provision (credit) for income taxes	(8,594)	4,604	4,966	4,017	2,826
Net income (loss)	(44,316)	15,083	14,696	13,509	11,225
Cash dividends paid	2,738	7,294	6,614	5,776	4,513

Per share data (1):
Earnings per share - basic	$(2.74)	$0.95	$0.94	$0.88	$0.74
Earnings per share- diluted	$(2.74)	$0.95	$0.93	$0.87	$0.73
Cash dividends (2)	$0.17	$0.46	$0.42	$0.38	$0.30
Book value	$3.87	$5.59	$6.25	$6.80	$6.25
Weighted average number of shares outstanding—basic	16,169,777	15,862,335	15,601,377	15,352,406	15,125,382
Weighted average number of shares outstanding-diluted	16,169,777	15,946,149	15,786,028	15,498,746	15,318,419
Average equity to average assets	6.89%	8.12%	8.23%	8.25%	8.43%

(1)          All per common share amounts reflect a 25% common stock dividend issued December 27, 2007 and a 10% stock dividend issued March 31, 2006.

(2)          Cash dividends per share have been adjusted to reflect the 25% stock dividend paid December 7, 2007 and the 10% stock dividend paid March 31, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis represents an overview of the financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report and Risk Factors detailed in Item 1A of Part I of this report.

We are in the business of providing customary retail and commercial banking services to individuals and businesses.  Our core market is northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC (including this Amendment and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in the Company’s markets; the effects of, and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the impact of the Company’s ability to comply with its regulatory agreements and orders; the effectiveness of the Company’s revised system of internal controls; the ability of the Company to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive.  Readers are also cautioned not to place undue reliance on any forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by the Company on its website or otherwise.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this report.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations.  The Company’s significant accounting policies are presented in Note 2 to the consolidated financial statements.  Management has identified the policies on the Allowance for Loan and Lease Losses (“ALLL”), securities valuation, goodwill and other intangible assets and income taxes to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the ALLL in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in the Company’s investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to further impairment losses.

In connection with regulatory reviews of the Company’s operations, financial statements and SEC filings, the Company determined that certain of its accounting and reporting policies did not conform to U.S. GAAP and were not being applied properly or should otherwise be revised.  During 2009 and as reflected in this Amendment, the Company made the following changes to its accounting and reporting policies:

•                  In its preparation of the financial statements included in the Original Report, the Company did not properly formulate and evaluate its ALLL as a result of the timing of charge-offs and the recognition of TDRs.  In determining the ALLL included in the Original Report, the Company increased the specific reserve component of the ALLL when it determined a loan had impairment rather than timely recognizing the loss and reducing the reserve.  As reflected in this Amendment, the Company changed its ALLL policy to timely recognize charge-offs in the appropriate accounting period.  As revised, when a loan is determined to be impaired and collection of the entire amount of the loan is unlikely, the loan is charged off or charged down to the fair market value of the collateral, thus reducing the carrying value of the loan and the ALLL.  The change in policy led to an increase in the provision for loan and lease losses in the Original Report of $32.0 million to a provision of $42.1 million in this Amendment.  Additionally, the general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass”, “Special Mention” or “Accruing and Substandard” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge-offs of impaired loans.

As a result of the change in ALLL policy reflected herein, the ALLL, which was $22.5 million in the Original Report and was comprised of a specific reserve of $12.4 million and a general reserve of $10.1 million, was restated to reduce the ALLL by charging off an additional $10.2 million in loans and recording an additional provision for loan and lease losses of $10.1 million. The change reallocated the reserve by reducing the specific reserves by $8.4 million, from $12.4 million to $4.0 million.  Included in the $4.0 million specific reserve allocation is $2.0 million in reserve for TDR impairments which were not previously identified by the Company.  The addition of the risk pools, along with higher historical loss experience as a result of increased charge-offs, resulted in the general reserves increasing by $8.4 million, from $10.1 to $18.5 million.  As a result the restated ALLL was $22.5 million.

•                  In connection with determining the appropriate ALLL, the Company also revised its loan impairment measurement process.  In the Original Report, the Company employed a policy of impairing or charging off impaired collateral-dependent loans upon receipt of a certified appraisal of the collateral and only used alternative valuation sources for the purposes of writing down loans if the receipt of a certified appraisal was significantly delayed, the timing of receipt was uncertain and an alternative methodology could be derived that produced logical results such as an available appraisal for a similar property in a similar location.  As a result of input received from the Company’s regulators, the Company revised its valuation policy to record downward adjustments on impaired collateral-dependent loans based on a variety of valuation sources, including, but not limited to, certified appraisals, broker price opinions, letters of intent and executed sale agreements.

Additional loan charge-offs reflected in this report resulted from the change in policy to timely recognize charge-offs in the appropriate accounting period.  As a result of this change in policy, this report reflects an additional $10.2 million of loan charge-offs from the amount of charge-offs reflected in the Original Report.

The Company also determined that it had calculated its provision for off-balance sheet commitments incorrectly in the Original Report.  The reserve for off-balance sheet commitments was previously calculated using all commitments and assumed these commitments would be fully funded.  This methodology was revised to provide a reserve on letters of credit and construction commitments. The Company also performs individual analyses on the aforementioned commitments to borrowers considered to be impaired. As a result, the Company reduced the related liability by $1.0 million.

•                  The Company also revised its policy for determining and calculating the value of the pooled trust preferred collateralized debt obligations securities (“PreTSLs”) in its securities portfolio and the amount of related credit impairment to employ more severe assumptions. In changing the methodology, the Company adopted a policy that is more consistent with those used by other market participants and that uses the same approach to value all of the PreTSLs in the Company’s portfolio. In the Original Report, the Company had assumed that 50% of issuers who had deferred payments would recover, including by paying previously deferred amounts, within two years of deferral. However, as reflected in this Amendment, the Company changed its policy to cause to be produced cash flow models for each security that assumes all deferring issuers default immediately, with no recovery assumed. The Company did not change its policy with respect to defaulted securities: credit impairment in the Original Report and in this Amendment both reflect the assumption that defaulted issuers default immediately with no recovery. As reflected in the Original Report, the Company had not determined whether factors, other than existing deferrals or defaults, indicated that an impairment loss had been incurred with respect to performing issuers, but rather, it had assumed a 0.375% default rate for all securities and relied on market data provided by a third party. As reflected in this Amendment, we changed our policy to evaluate each bank issuer based upon its financial trends, such as earnings, net interest margin, operating efficiency, liquidity, capital position, level of non-performing loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio and whether the issuer received TARP monies. Based on this analysis of historical experience and assumptions of future events for each bank issuer, we developed annual expected default rates specific to each bank issuer rather than using the same expected default rate of 0.375% for each issuer. Furthermore, we had previously relied on two outside service providers, including a third party who sold us the PreTSLs included in its securities portfolio to provide us with fair values for our

PreTSLs.However, under our revised methodology, fair value was calculated by a third party valuation service unaffiliated with the PreTSLs based on our estimates of future cash flows and the assumption that an investor would require a 15% return on investment for PreTSL XIX and PreTSL XXVI and a 20% return on investment for the remaining PreTSLs to be willing to purchase the cash flows. This change in methodology resulted in an additional impairment charge to earnings of $8.7 million.

The Company recognized additional other than temporary impairment (“OTTI”) charges of $4.9 million on PreTSL securities the issuers of which defaulted or deferred payments between the first quarter of 2010 and the date of this Amendment, after the Company reviewed its subsequent events analysis and determined that these events reflected issuer credit impairments that existed as of the fourth quarter of 2009. Also, as a result of its subsequent events analysis, the Company recognized additional OTTI of $800 thousand in the fourth quarter of 2009 on its PLCMOs.

•                  In the Original Report, the Company accounted for loan fees and costs inconsistently across loan types.  The Company engaged a third party to review its methodology, assist in the calculation of the actual deferred fees and costs and the applicable amortization period and to provide a consistent approach.  This analysis has been incorporated into the Company’s methodology.  This change in methodology resulted in an additional deferral of $497 thousand.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the ALLL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on qualitative factors and historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Various banking regulators, as an integral part of their examination of the Company, also review the ALLL.  Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.  Additionally, the ALLL is determined, in part, by the composition and size of the loan portfolio.

As previously noted, the Company changed its policy for determining the ALLL effective for 2009.  The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers loans that are performing as agreed and is based on historical loss experience adjusted by qualitative factors.  The general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass”, “Special Mention” or “Accruing and Substandard” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge-offs of impaired loans.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques would be used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (level 3).  For level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.  See Note 5 of the consolidated financial statements included in Item 8 hereof for more details on our securities valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. As a result of our adoption of new authoritative guidance under Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities” on June 30, 2009, debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. Prior to the adoption of the new authoritative guidance and unchanged for equity securities, if the decline in value of an investment was deemed to be other-than-temporary, the investment was written down to fair value and a non-cash impairment charge was recognized in the period of such evaluation.  The Company recognized OTTI charges on securities of $20.6 million, $0, and $ 0 in 2009, 2008, and 2007, respectively, within the net OTTI losses on securities on the consolidated statements of operations. For 2009, the OTTI charges relate mainly to estimated credit losses on pooled trust preferred securities. See - “Securities” section below and Note 18 Fair Value Measurements to the consolidated financial statements for additional analysis of our OTTI charges.

Goodwill and Intangible Assets

The Company records all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expenses all acquisition related costs as incurred as required by ASC Topic 805, “Business Combination.” Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

On an annual basis, the Company evaluates whether circumstances are present that would indicate potential impairment of its goodwill. These circumstances include the trading value of the Company’s common shares relative to its book value, adverse changes in the business or legal climate, actions by regulators, or loss of key personnel.  When the Company determines that these or other circumstances are present, the Company tests the carrying value of goodwill for impairment at an interim date.

The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.

In the second step, the Company calculates the implied value of goodwill by simulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, a goodwill impairment charge for the difference is recognized in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated balance sheet.

In performing its evaluation of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step test is required, estimating the fair value of net assets. The Company utilizes a third-party specialist who assists with valuation techniques to evaluate each reporting unit and estimate a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

The step two test resulted in $8.1 million of impairment, which eliminated goodwill as of December 31, 2009.  Our 2009 net income was also reduced by $8.1 million as a result of the impairment.

Intangible assets which are subject to amortization include core deposit intangible assets related to the Bank’s Honesdale branch acquisition during November 2006 and $2.6 million of mortgage servicing rights related to loans originated by the Bank and sold in the secondary market where servicing rights have been retained.  These assets subject to amortization are reviewed by management at least annually for potential impairment and whenever events or circumstances indicate that carrying amounts may not be recoverable.

Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analyses and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values and specific industry or market sector conditions.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact our consolidated financial condition or results of operations.

We record income tax expense based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.  We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized.  The available evidence used in connection with these assessments includes taxable income in current and prior periods, cumulative losses in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items.  These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

In connection with determining our income tax provision, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether the liability for uncertain tax benefits continues to be appropriate. Notes 2 and 13 to the consolidated financial statements include additional discussion on the accounting for income taxes.

New Authoritative Accounting Guidance

On July 1, 2009, the ASC became the FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All other accounting literature is considered non-authoritative.  The issuance of the ASC affects the way companies refer to U.S. GAAP in financial statements and other disclosures. See Note 2 of the consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and the effect on the results of operations and financial condition.

SUMMARY OF PERFORMANCE

The Company reported a net loss of $44.3 million in 2009 compared to $15.1 million in net income for fiscal year 2008.  Basic earnings/(loss) per share decreased from the $0.95 per share reported in 2008 to $(2.74) in 2009.

The deterioration in general economic conditions and declining real estate values severely impacted borrowers’ ability to make scheduled payments on their loans, resulting in the Company recording $42.1 million of provision for loan and lease losses to state the ALLL at the amount the Company believes is adequate to absorb probable loan losses. Other key items contributing to the 2009 results included OTTI losses incurred on investment securities totaling $20.6 million, a goodwill impairment charge of $8.1 million, a $5.4 million increase in operating expenses which includes a $2.1 million increase in FDIC insurance premiums and a $1.3 million increase in the expenses of other real estate owned.

The Company’s return on assets for the years ended December 31, 2009 and 2008 was (3.29)%, and 1.17%, respectively while the return on average equity was (47.78)% and 14.35%, respectively.

Goodwill Impairment

In connection with the purchase of the Honesdale branch during 2006, the Company acquired intangible assets of $9.8 million.  Of that amount, $1.7 million results from core deposit premium subject to periodic amortization over the useful life of 10 years.  Goodwill of $8.1 million, which is not subject to amortization, arose in connection with the acquisition.  In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009.  The analysis included a combination of a market approach based analysis of comparable transactions, change of control premium to peer market price approach, a discounted cash flow analysis of the potential dividends of the company and the assessment of the fair value of the Company’s balance sheet as of the measurement date. As a result of the analysis, the $8.1 million was charged off as of December 31, 2009.

The following table displays the changes in the carrying amount of goodwill during the period (in thousands):

	Goodwill	Accumulated Impairment
Balance as of January1, 2009	$8,134	$—

Impairment write-off	(8,134)	(8,134)
Balance as of December 31, 2009	$—	$(8,134)

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and as such is the primary determinant of profitability. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets. The net interest margin was 3.44 % for the year ended December 31, 2009, a decrease of 15 basis points compared to the same period in 2008.  This decrease in net interest margin was due to a 17% increase in non-earning assets.  Rate spread, the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities shown on a fully tax equivalent basis was 3.28% for 2009, a decrease of 2 basis points versus 2008.  Management was able to maintain the rate spread by altering the balance and mix of interest earning assets and interest bearing liabilities to offset the changes in their corresponding interest yields and costs. However, the Company cannot guarantee that these actions and other asset/liability management strategies will prevent future declines in rate spread, net interest margin or net interest income.

Net interest income on a tax equivalent basis, decreased $374 thousand to $43.1 million for 2009 compared with $43.5 million for 2008. During 2009, an 87 basis point decline in interest rates paid on average interest bearing liabilities and higher loan balances positively impacted our net interest income, but were offset by a 112 basis point decline in the yield on average loans and investments and higher average interest bearing liabilities as compared to 2008. After reducing the Federal Funds rate throughout 2008, the Federal Reserve kept interest rates stable during 2009 leaving the Federal Funds rate at an historic low of 25 basis points. Because the Company’s floating rate loans are largely indexed to the national prime rate they reset lower as the prime rate followed the Federal Funds rate lower in 2008. Many of these loans are now at their floors and will remain there until the prime rate moves up enough for their rates to move above their floors. In addition, most of the time deposits in the Company’s funding portfolio matured and renewed at lower market rates in 2009.

Average loans totaling $938.3 million for the year ended December 31, 2009 increased $11.5 million or 1.25% in 2009 compared to the same period for 2008 primarily due to organic loan growth of $35.3 million in installment indirect auto loans, partly offset by a net decrease of $21.2 million in commercial loans. Interest income on a tax equivalent basis for loans decreased $7.4 million due to an 86 basis point decrease in average loan yield as loan rates reset lower and new business was originated at lower market rates compared with the same period in 2008, despite an increase of $612 thousand due to loan volumes. Average investment securities totaling $275.4 million declined $7.1 million or 2.5 percent in 2009 compared to the same period in 2008. Interest income on a tax equivalent basis for investment securities decreased $1.2 million primarily due to reinvestment of pay downs and maturities into more liquid lower yielding securities and the loss of dividends on stock in the Federal Home Loan Bank of Pittsburgh. Average federal funds sold increased $38.1 million as the Company increased its holdings of liquid assets.  Interest income on federal funds sold increased $86 thousand as the increase in volume more than offset the 142 basis point decline in yield earned.

The interest income that would have been earned on nonaccrual and restructured loans outstanding at December 31, 2009, 2008 and 2007 in accordance with their original terms approximated $4.1 million, $1.1 million and $227 thousand, respectively.  Interest income on impaired loans of $1 thousand, $166 thousand and $0 was recognized for cash payments received in 2009, 2008 and 2007, respectively.

Average interest bearing liabilities totaled $1.2 billion for the year ended December 31, 2009 an increase of $67.2 million or 6.2% during 2009 compared to the same period in 2008 primarily due to increases in interest bearing demand deposits of $24.1 million or 8.3%, increases in time deposits over $100 thousand of $76.1 million or 41.7% and savings deposits increases of $6.8 million or 9.1%.  These increases were partly offset by a decrease in other time deposits of $37.6 million or 12.1%. The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 21, 20, 167, and 87 basis points respectively, from the same period in 2008. Average borrowed funds and other interest-bearing liabilities totaled $235.6 million for the year ended December 31, 2009 a decrease of $2.1 million or 1% compared to 2008.

In 2008, tax-equivalent net interest income improved $1.3 million, or 3.2%, when compared to the prior year.  Growth of the balance sheet, effective asset-liability management strategies and the positive impact due to re-pricing all contributed to earnings improvement.

Average loans outstanding increased $39.4 million, or 4.4% in 2008 compared to 2007.  The average yield earned on the loan portfolio decreased one hundred twenty one basis points as a result of the Federal Reserve monetary policy which reduced the prime interest rate by 4% to help a struggling economy.  This strategy had a significant impact on our variable rate loans, resulting in an $8.2 million decrease in income earned on total loans.  Commercial loans were most severely impacted by the lower interest rate environment due to the high volume of variable rate credits.  Interest income decreased $9.1 million on this group of loans in spite of a $23.8 million increase in average loans outstanding.  Included in this total is over $16 million of commercial loan balances which were transferred to nonaccrual status during 2008, and this transfer combined with balances previously placed in this non-earning category, resulted in a $1.2 million loss of earnings on those assets.  Retail loans outstanding grew $15.7 million on average due primarily to a $9.8 million increase in average indirect auto loans.  Earnings on retail loans improved $946 thousand when compared to 2007.

Average securities decreased $3.4 million in 2008 as liquidity was utilized to fund loan growth.  Investment in higher yielding mortgage-back securities and tax- free municipal bonds led to a fourteen basis point improvement in the yield earned which resulted in an additional $206 thousand of interest income over the prior year.  Money market balances were limited to $717 thousand on average as funds were utilized in higher earning assets.  Earnings on this category of assets decreased $16 thousand in 2008 due to the lower interest rate environment.

Average interest-bearing deposit balances decreased $17.5 million in 2008 due to certificate of deposit maturities that were not replaced.  Interest-bearing demand deposits decreased $3.9 million during the year due to activity in large commercial accounts and municipal relationships while average savings deposits increased $2.9 million.  Average time deposits decreased $16.5 million as many customers withdrew funds as interest rates paid on certificates of deposit decreased.  The average cost of interest-bearing deposits decreased 1.10% from the 2007 rate which helped to offset the earnings lost on assets.  Average borrowed funds outstanding increased $60.1 million in 2008 to offset the deposits lost, and the average rate paid on these borrowings was ninety eight basis points lower than the rate paid in 2007.

Overall, an increase in interest-earning assets combined with a fourteen basis point increase in the spread earned resulted in the $1.3 million increase in tax-equivalent net interest income.  The net interest margin remained stable at 3.59%.  Investment leveraging transactions continued to add to the profitability of the company in 2008, contributing almost $1.4 million to pre-tax earnings, but the average spread earned on the transactions was 1.69% which negatively impacted the net interest margin.

The following table reflects the components of net interest income for each of the three years ended December 31, 2009, 2008 and 2007:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and Net Interest Income on a Tax-Equivalent Basis

(in thousands) (1)

	December 31, 2009
	(as restated)			December 31, 2008			December 31, 2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning Assets:(2)
Commercial loans-taxable	$640,241	$33,945	5.30%	$664,333	$42,523	6.40%	$650,679	$52,276	8.03%
Commercial loans-tax free	51,206	3,520	6.87%	48,325	3,494	7.23%	38,229	2,874	7.52%
Mortgage loans	34,369	2,576	7.50%	36,890	2,619	7.10%	34,695	2,352	6.78%
Installment loans	212,501	12,494	5.88%	177,228	11,253	6.35%	163,729	10,574	6.46%
Total Loans(1)(2)	938,317	52,535	5.60%	926,776	59,889	6.46%	887,332	68,076	7.67%
Securities-taxable	161,094	7,759	4.82%	194,162	11,020	5.68%	211,139	11,446	5.42%
Securities-tax free	114,298	7,883	6.90%	88,376	5,774	6.53%	74,817	5,142	6.87%
Total Securities(1)(3)	275,392	15,642	5.68%	282,538	16,794	5.94%	285,956	16,588	5.80%
Interest-bearing deposits with banks	0	0	0.00%	0	0	0.00%	0	0	0.00%
Federal funds sold	38,863	98	0.25%	717	12	1.67%	544	28	5.15%
Total Money Market Assets	38,863	98	0.25%	717	12	1.67%	544	28	5.15%
Total Earning Assets	1,252,572	68,275	5.45%	1,210,031	76,695	6.34%	1,173,832	84,692	7.22%
Non-earning assets	106,360			90,921			81,529
Allowance for loan and lease losses	(12,770)			(6,861)			(8,357)
Total Assets	$1,346,162			$1,294,091			$1,247,004

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$312,285	$3,725	1.19%	$288,226	$4,025	1.40%	$292,134	$8,064	2.76%
Savings deposits	81,149	589	0.73%	74,349	692	0.93%	71,444	868	1.21%
Time deposits over $100,000	258,275	5,097	1.97%	182,205	6,633	3.64%	193,834	9,271	4.78%
Other time deposits	272,001	8,010	2.94%	309,585	12,240	3.95%	314,469	15,413	4.90%
Total Interest-Bearing Deposits	923,710	17,421	1.89%	854,365	23,590	2.76%	871,881	33,616	3.86%
Interest-bearing liabilities	235,559	7,775	3.30%	237,631	9,652	4.06%	177,537	8,956	5.04%
Total Interest-Bearing Liabilities	1,159,269	25,196	2.17%	1,091,996	33,242	3.04%	1,049,418	42,572	4.06%
Demand deposits	81,081			81,772			80,515
Other liabilities	13,070			15,194			14,429
Shareholders’ equity	92,742			105,129			102,642
Total Liabilities and
Shareholders’ Equity	$1,346,162			$1,294,091			$1,247,004

Net Interest Income/Interest Rate Spread (4)		$43,079	3.28%		$43,453	3.30%		$42,120	3.16%
Net Interest Margin (5)			3.44%			3.59%			3.59%

(1) Interest income is presented on a tax equivalent basis using a 34% tax rate for 2009 and a 35% tax rate for 2008 and 2007.

(2) Loans are stated net of unearned income and exclude non-performing loans.

(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5) Net interest income as a percentage of total average interest earning assets.

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

Rate/Volume Variance Report(1)

(in thousands-taxable equivalent basis)

	2009 vs. 2008			2008 vs. 2007
		Increase (Decrease)			Increase (Decrease)
	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate

Interest Income:
Commercial loans-taxable	$(8,578)	$(1,538)	$(7,040)	$(9,753)	$1,807	$(11,560)
Commercial loans-tax free	26	152	(126)	620	771	(151)
Mortgage loans	(43)	(179)	136	267	147	120
Installment loans	1,241	2,177	(936)	679	847	(168)
Total Loans	(7,354)	612	(7,966)	(8,187)	3,572	(11,759)
Securities-taxable	(3,261)	(1,695)	(1,566)	(426)	(1,245)	819
Securities-tax free	2,109	1,694	415	632	932	(300)
Total Securities	(1,152)	(1)	(1,151)	206	(313)	519
Interest-bearing deposits with banks	0	0	0	0	0	0
Federal funds sold	86	638	(552)	(16)	9	(25)
Total Money Market Assets	86	638	(552)	(16)	9	(25)
Total Interest Income	(8,420)	1,249	(9,669)	(7,997)	3,268	(11,265)

Interest Expense:
Interest-bearing demand deposits	(300)	335	(635)	(4,039)	(130)	(3,909)
Savings deposits	(103)	63	(166)	(176)	29	(205)
Time deposits over $100,000	(1,536)	2,769	(4,305)	(2,638)	(600)	(2,038)
Other time deposits	(4,229)	(1,436)	(2,793)	(3,174)	(192)	(2,982)
Total Interest-Bearing Deposits	(6,168)	1,731	(7,899)	(10,027)	(893)	(9,134)
Borrowed funds and other interest-bearing liabilities	(1,878)	(84)	(1,794)	697	3,002	(2,305)
Total Interest Expense	(8,046)	1,647	(9,693)	(9,330)	2,109	(11,439)
Net Interest Income	$(374)	$(398)	$24	$1,333	$1,159	$174

(1)  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

During 2009, tax-equivalent net interest income decreased $374 thousand over the prior year total.  The re-pricing of interest sensitive assets and liabilities combined with growth at current market levels generated a positive variance due to rate in the amount of $24 thousand.

Interest income recognized on loans decreased $7.4 million in 2009.  The $11.5 million increase in average loans outstanding led to a $612 thousand increase in interest income, but earnings lost due to transferring loans to nonaccrual status led to a negative variance.

Investment securities interest income during 2009 decreased $1.2 million when compared to 2008 due primarily to a 0.30% decrease in the yield earned and the addition of lower yielding securities. Earnings from money market assets were $86 thousand higher than the prior year as deposit growth increased balances significantly.

Deposit growth resulted in a $1.7 million increase in interest expense in 2009, however declining interest rates led to a $7.9 million reduction of interest expense.  The $6.2 million decrease in the cost of deposits combined with a $1.9 million decrease in the cost of borrowings resulted in an $8.0 million reduction in total interest expense which offset the $8.4 million decrease in interest income for the year.

During 2008, tax-equivalent net interest income increased $1.3 million over the 2007 total.  Balance sheet growth was profitable as evidenced by the $1.2 million of improvement related to volume.  The repricing of interest sensitive assets and liabilities combined with growth at current market levels contributed to a positive variance due to rate in the amount of $174 thousand.

Interest income recognized on loans decreased $8.2 million in 2008 compared to 2007.  The $39 million increase in average loans outstanding led to a $3.6 million increase in interest income, but re-pricing resulting from Federal Reserve interest rate cuts contributed to the $11.8 million decrease due to rate.  Included in the negative variance due to rate is the $1.2 million of lost earnings on nonaccrual loans.  Investment securities added $200 thousand more interest income in 2008 compared to 2007 in spite of lower balances due to the repositioning of the securities portfolio into higher earning assets.  Earnings from money market assets were $16 thousand less than the prior year as funds were utilized in higher earning asset categories.

Deposits runoff resulted in an $893 thousand decrease in interest expense in 2008 compared to 2007, while declining interest rates led to an additional $9.1 million reduction of interest expense.  The $10 million decrease in the cost of deposits combined with a $700 thousand increase in the cost of borrowings due to increased balances resulted in a $9.3 million reduction in total interest expense which more than offset the $8.0 million decrease in interest income and resulted in the $1.3 million improvement in net interest income recorded for the year.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL.  The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL.  The provision for loan and lease losses was $42.1 million in 2009 as compared to $1.8 million in 2008.  The increase was primarily related to increased charge offs due to the decline in the real estate market and the prolonged deterioration in the economy as well as our change in policy for determining the ALLL, including an enhanced loan impairment measurement process and historical loss analysis, described in more detail under “-Critical Accounting Policies” and “Financial Condition - Allowance for Loan and Lease Losses. “

Other Income (Loss)

	2009 (as restated)	2008	2007
		(in thousands)
Service charges	$2,863	$3,118	$2,840
Net gain on the sale of securities	890	1,156	721
Other-than-temporary-impairment loss on securities	(20,649)	—	—
Net gain on the sale of loans	1,481	414	310
Net gain on the sale of other real estate	309	520	—
Net gain on the sale of other assets	—	3	26
Other	3,255	2,601	2,448
Total Other Income (Loss)	$(11,851)	$7,812	$6,345

During 2009, total other income (loss) decreased $19.7 million from the 2008 total primarily due to the recognition of OTTI charges on investment securities, in the amount of $20.6 million.  Gains from the sale of loans increased $1.1 million over 2008 as residential mortgages were sold to Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal Home Loan Bank (“FHLB”) in the secondary mortgage market.

The credit loss component of an OTTI write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided that the Company does not intend to sell, or that it is more likely than not that the Company will not be required to sell, the underlying debt security.

During 2009, the Company recorded a $20.6 million OTTI charge on debt securities.  The charge includes $18.4 million in credit related OTTI on seven pooled trust preferred collateralized debt obligations and $2.2 million on eight private label mortgage-backed securities. All of the securities for which OTTI was recorded were classified as available-for-sale.  Additionally, $15 million in noncredit related OTTI was recorded in other comprehensive income on the fifteen securities which were classified as impaired.

During 2008, total other income increased $1.5 million, or 23.1%, over 2007.  Service charges improved $278 thousand, or 9.8%, due to a $293 thousand increase in overdraft privilege fees.  Income generated from the sale of assets increased $1.0 million compared to 2007.  Securities were sold to reposition the portfolio for future benefits and residential mortgages were sold to reduce the Company’s exposure to interest rate risk.  Additionally, a $520 thousand gain was recognized from the sale of several properties which were previously classified as OREO.  Other fee income also increased $153 thousand, or 6.3%, due to increased fees recognized on asset management services and Bank Owned Life Insurance.

Other Expenses

	2009 (as restated)	2008	2007
		(in thousands)
Salary expense	$9,960	$10,469	$9,628
Employee benefit expense	2,195	2,276	2,289
Occupancy expense	2,218	2,349	2,116
Equipment expense	1,828	1,811	1,577
Advertising expense	713	988	890
Data processing expense	1,928	1,610	1,682
Goodwill Impairment	8,134	—	—
FDIC assessment	2,782	720	375
Bank shares tax	898	643	677
Expenses of other real estate owned	1,250	(4)	1
Provision for off-balance sheet commitments	604	896	—
Legal expense	591	257	159
Other operating expenses	5,071	4,515	4,403
Total Other Expenses	$38,172	$26,530	$23,797

In 2009, total other expenses increased $11.6 million, or 43.9%, from the 2008 total primarily due to the goodwill impairment charge of $8.1 million, a $2.1 million, or 286.4% increase in FDIC insurance premiums, and an increase in OREO expenses of $1.3 million primarily due to the increase from one property in 2008 to fourteen properties in 2009.  These increases were partly offset by a decrease of $292 thousand in the provision for off balance sheet commitments and a decrease of $509 thousand in salary and benefit costs compared to 2008 primarily due to a decrease in incentive compensation.  Refer to discussion of goodwill impairment in Note 9 to our consolidated financial statements included in Item 8 hereof.

On February 27, 2009, The Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund (“DIF”).  Under the current restoration plan, the FDIC Board set a rate schedule to raise the DIF reserve ratio to 1.15% within seven years.  The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk.

Prior to the final rule, most banks were in the best risk category and paid anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. On April 1, 2009, banks in this category are required to pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis.  Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments are higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including recent failures. The final rule also provided incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

The FDIC Board also adopted a rule imposing a 5 basis point emergency special assessment on the industry on June 30, 2009. The assessment was collected on September 30, 2009. For the Bank, based upon our deposit levels at June 30, 2009, the additional amount of 2009 FDIC insurance expense related to this special assessment was $603 thousand.  This adjustment was recognized during the second quarter of 2009.  On September 29, 2009, the FDIC Board adopted a proposed rulemaking that would require banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Prepaid assessments for the fourth quarter of 2009 amounted to $385 thousand, $1.6 million in 2010, $2 million in 2011 and $2.1 million in 2012.  Under the new rule, banks would be assessed through 2010 according to the risk-based premium schedule adopted earlier this year.  Beginning January 1, 2011, the base rate will increase by 3 basis points.

Provision for off-balance sheet commitments was reclassified to other expense for the years 2009 and 2008. In previous periods, it was included in the provision for loan and lease losses on the statement of operations. The provision for off-balance sheet commitments was previously calculated using all commitments and assumed these commitments would be fully funded.  This methodology was revised to provide a reserve on letters of credit and construction commitments.  In addition, individual analyses are performed on the aforementioned commitments to borrowers considered to be impaired.  As a result, the Company reduced the related liability by $1.0 million.

In 2008, total other expenses increased $2.7 million, or 11.5%, from the prior year total.  Employee costs rose $828 thousand or 6.9% while occupancy and equipment costs increased $467 thousand or 12.6%.  All other expenses increased $1.4 million, or 17.6% primarily due to a higher provision for off-balance sheet commitments and FDIC assessment costs.  The Company’s overhead ratio was 1.98% in 2008 compared to 1.91% in 2007.

Salary and benefit costs accounted for 48% of total operating expenses in 2008.  The increase in employee costs includes an $841 thousand increase in salaries which reflects the cost of merit increases as well as the cost of the new Stroudsburg and Honesdale Route 6 offices opened in 2007 and the new Marshalls Creek office opened in May, 2008.   As of December 31, 2008, the Company had 280 full-time equivalent employees on staff compared to 276 on December 31, 2007.

Occupancy and equipment costs increased $467 thousand in 2008 compared to 2007 primarily due to the addition of branch offices.

Provision for Income Taxes

For the year ended December 31, 2009, the Company recorded an income tax benefit of $(8.6) million, in contrast to an income tax expense of $4.6 million in 2008. The income tax benefit is the result of net losses from operations in 2009, primarily from the provision for loan and lease losses and other than temporary impairment losses, offset by the establishment of a $12.1 million valuation allowance against deferred tax assets. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance.  The effective tax rate for the years ended December 31, 2009 and 2008 was 35% and 23.4%, respectively.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed during the subsequent year. Any adjustments required based on filed returns are recorded when identified in the subsequent year.

Federal income tax expense decreased $362 thousand in 2008 compared to 2007 due primarily to the benefits derived from higher tax-exempt income.  The Company’s effective tax rate was 23.4% in 2008 and 25.3% in 2007.

FINANCIAL CONDITION

Total assets increased $52.6 million during 2009, due to significant growth in deposits, which were deployed into cash and cash equivalents and investment securities, while net loans decreased $39.2 million due to the Company charging off additional credits and the slowing economy. Cash dividends were reduced from 46 cents per share in 2008  to 17 cents per share in 2009  to conserve capital and comply with regulatory requirements. The Company subsequently suspended paying dividends.

Securities

The Company holds debt securities primarily for liquidity, interest rate risk management needs and to provide a source of interest income. Securities are classified as held to maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity.  Securities not classified as held to maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  The Company determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost in other assets.

At December 31, 2009, the Company’s investment portfolio was comprised of U.S Government agency securities, tax-exempt obligations of states and political subdivisions, government sponsored agency and private label collateralized mortgage obligations (“PLCMOs”), residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”), corporate debt and equity securities.

Among other securities, the Company’s investments in the private label mortgage-backed securities, trust preferred securities, and equity securities may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Many of the bank issuers of trust preferred securities within the Company’s investment portfolio remain participants in the U.S. Treasury’s TARP CPP.  For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP CPP.  Some bank issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Treasury and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.  See the “Other-Than-Temporary-Impairment Analysis” section below for further details.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held to maturity securities, which are carried at amortized cost, at the dates indicated:

	December 31,
	2009 (as restated)	2008	2007
		(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$27,089	$32,233	$52,504
Obligations of state and political subdivisions	120,569	101,451	74,627
Collateralized mortgage obligations:
Government sponsored agency	53,495	29,223	43,251
Private label	21,059	31,840	35,620
Residential mortgage-backed securities	27,442	30,061	62,143
Pooled Trust Preferred Senior Class	1,391	2,775	—
Pooled Trust Preferred Mezzanine Class	2,419	14,877	22,436
Corporate debt securities	356	4,274	5,872
Equity securities	1,025	974	996
Total	$254,845	$247,708	$297,449

The following table sets forth the maturities of available for sale securities, based on amortized cost, at December 31, 2009 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Within One Year	> 1 – 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—
Yield
Obligations of U.S. government agencies				$28,734			$28,734
Yield				4.588%			4.588%
Obligations of state and political subdivisions (1)		4,404	4,981	112,667			122,052
Yield		5.784%	6.291%	6.849%			6.788%
Corporate debt securities				500			500
Yield				0.899%			0.899%
CMOs:
Government sponsored agencies					52,968		52,968
Yield					4.066%		4.066%
Private label					24,154		24,154
Yield					6.032%		6.032%
Residential mortgage-backed securities					26,152		26,152
Yield					5.406%		5.406%
Pooled Trust Preferred Senior Class				3,848			3,848
Yield				1.174%			1.174%
Pooled Trust Preferred Mezzanine Class				12,459			12,459
Yield				1.742%			1.742%
Equity securities (2)						1,010	1,010
Yield						0.743%	0.743%
Total maturities	$—	$4,404	$4,981	$158,208	$103,274	$1,010	$271,877
Weighted yield	—%	5.784%	6.291%	5.879%	4.865%	0.743%	5.481%

(1) Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 35% federal income tax rate.

(2) Yield presented represents 2009 actual return.

Other-Than-Temporary Impairment (“OTTI”)

Effective June 30, 2009 management adopted ASC Topic 320, “Investments—Debt and Equity Securities.” Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be OTTI when the Company believes the security’s impairment is due to factors that could include the security issuer’s inability to pay interest or dividends, the security issuer’s potential for default, and/or other factors. As a result of the adoption of the new authoritative guidance, when a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other than temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other than temporary, management considers factors that include:

•                  the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility.

•                  the severity and duration of the decline.

•                  the Company’s ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term.

•                  the Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have or may be impaired.

Based on the Company’s evaluation at December 31, 2009, the Company has determined that the decreases in estimated fair value are temporary with the exception of eight PLCMOs and seven bank-issued PreTSLs.  The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value, resulting in a net credit impairment charge to earnings for the year ending December 31, 2009 of $20.6 million.

OTTI of Private Label CMOs:

The following PLCMOs were determined to be credit impaired as of December 31, 2009 resulting in a charge to earnings (in thousands): (as restated)

				S&P		Credit	Credit
	Book	Fair	Unrealized	credit	Collateral	Impairment,	Impairment,
Security	value	Value	gain/loss	rating	type	this period	cumulative
RAST 2006 - A10 A5	$1,000	$690	$(310)	CCC	ALT-A30	$277	$277
RAST 2006 - A8 2A2	898	782	(116)	CCC	ALT-A30	414	414
CWALT 2007 - 7T2 A12	1,988	1,692	(296)	CCC	ALT-A30	282	282
RALI 2006 - QS 16 A10	985	802	(183)	CCC	ALT-A30	354	354
RALI 2006 - QS4 A2	1,516	983	(533)	CCC	ALT-A30	379	379
HALO 2007 – 1 3A6	1,468	636	(832)	CCC	WH30	79	79
WMALT 2006 - 2 2CB	872	884	12	CCC	ALT-A30	434	434
PRIME 2006 – 1 1A1	2,016	1,736	(280)	CCC	WH30	41	41
Total	$10,743	$8,205	$(2,538)			$2,260	$2,260

The OTTI analysis relies on a review of the individual loans that provide the collateral for each security. This information is then used to develop default and severity assumptions over a future horizon for each security. The factors involved in constructing these assumptions are:

•                  MSA (Metropolitan statistical area), Geographic location

•                  HPI (Home Price Index) of specific MSAs

•                  Loan Balance

•                  Rate Premium

•                  LTV (both individual and combined if there are other loans)

•                  FICO

•                  Loan Purpose (cash-out versus purchase)

•                  Documentation

•                  Loan Structure

•                  Occupancy Status

•                  Property Type

•                  Borrower Payment History

•                  Historical delinquency and roll/curve rates

Adjustments are made to the default/severity vectors that may be warranted given the current environment. The Company then applies a fairness check to each vector to review whether future default/severity assumptions are “in line” with current observable performance. The data used to perform this analysis is provided by a third party provider and the individual loan performance.

Once the Company has default/severity assumptions for the underlying collateral (on a deal specific basis), the Company then has to understand how the timing of losses impacts each specific bond/tranche and how each cash flow changes over time. The default and severity vectors are modeled using a third party cash flow model and both total collateral and tranche specific cash flows are established. The Company then computes various metrics based on the resulting tranche cash flows:

•                  Total Collateral Principal Loss

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

A security is considered to be other-than-temporarily-impaired if the expected cash flow analysis results in a change of cash flow from the original expectation which indicates that there is the potential that all principal and/or interest may not be received. Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers. The results are recognized through earnings as they become available.  Information discovered subsequent to the balance sheet date but prior to the filing date is included in the OTTI analysis.  As a result, the Company recorded $2.2 million in credit losses related to OTTI for PLCMOs for the full year period ended December 31, 2009.

The table below illustrates the percentage of the current balance of each identified PLCMO that was delinquent, in foreclosure, in OREO and the trailing 3 month loss severity that was used in the Company’s December 31, 2009 OTTI calculations.

Security	60-89 Days Delinquent	90+ Days Delinquent	Foreclosure	OREO	3 Month Severity	Projected Default Severity
RAST 2006-A10 A5	2.09%	4.85%	14.81%	3.01%	56.53%	36.85%
RAST 2006-A8 2A2	4.04%	4.88%	13.92%	3.54%	61.29%	58.07%
CWALT 2007-7T2 A12	3.81%	14.50%	12.37%	0.91%	66.55%	57.79%
RALI 2006-QS 16 A10	2.92%	8.46%	17.45%	1.22%	55.22%	63.15%
RALI 2006-QS4 A2	3.56%	6.21%	11.74%	0.97%	64.10%	47.47%
HALO 2007-1 3A6	2.95%	9.09%	7.09%	0.93%	60.87%	48.32%
WMALT 2006-2 2CB	3.11%	7.98%	11.10%	1.25%	21.85%	72.05%
PRIME 2006-1 1A1	1.55%	9.50%	4.55%	1.69%	39.38%	50.00%

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of December 31, 2009, the book value of our PreTSLs totaled $16.3 million with an estimated fair value of $3.8 million and is comprised of seven securities each of which is collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches and the mezzanine tranches all possess credit ratings below investment grade.  During 2009, all of the pooled issues were downgraded by Moody’s Investor Services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  As of December 31, 2009, five of these securities had no excess subordination and two had excess subordination which ranged from 0.8% to 9.0% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of December 31, 2009 (as restated):

Security	Performing Collateral	Bonds Outstanding	Excess/ Insufficient Collateral	Coverage Ratio	Excess Subordination	Current Number of Performing Issuers	Actual Deferrals / Defaults as a % of Current Collateral	Expected Future Default Rate
	(in thousands)
PreTSL VIII	$239,300	$395,835	$(156,535)	60.5%	N/A	24	43.7%	2.88%
PreTSL IX	313,520	339,943	(26,423)	92.2%	N/A	36	30.3%	1.40%
PreTSL X	289,750	386,273	(96,523)	75.0%	N/A	38	42.1%	1.54%
PreTSL XI	458,995	483,756	(24,761)	94.9%	N/A	50	23.7%	1.97%
PreTSL XIX	558,035	553,623	4,412	100.8%	0.8%	62	20.3%	1.84%
PreTSL XXVI	702,700	644,439	58,261	109.0%	9.0%	58	27.1%	1.10%
PreTSL XXVIII	292,850	310,160	(17,310)	94.4%	N/A	43	18.8%	2.03%

The following list details information for each of the Company’s investments in PreTSLs as of December 31, 2009:

Security	Class	Book Value	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Credit Impairment, the period	Credit Impairment, cumulative

PreTSL VIII	Mezzanine	$80	$2	$(78)	Ca / CC	$2,920	$2,920
PreTSL IX	Mezzanine	1,320	253	(1,067)	Ca / CC	1,680	1,680
PreTSL X	Mezzanine	355	12	(343)	Ca / CC	2,645	2,645
PreTSL XI	Mezzanine	2,214	392	(1,822)	Ca / CC	2,786	2,786
PreTSL XIX	Mezzanine	6,111	1,712	(4,399)	B3 / B–	1,064	1,064
PreTSL XXVI	Senior	3,848	1,391	(2,457)	Ba1 / BBB	251	251
PreTSL XXVIII	Mezzanine	2,379	48	(2,331)	Ca / CC	7,043	7,043
Total		$16,307	$3,810	$(12,497)		$18,389	$18,389

The Company’s PreTSLs are measured for OTTI within the scope of ASC Topic 325 by determining whether an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2009. The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related OTTI exists.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying banks. The following provides additional information for each of these variables:

•                  Probability of Default — An issuer level approach is used to analyze each security and default and recovery assumptions are based on the credit quality of the underlying issuers (generally, bank holding companies or insurance companies).  Each bank issuer is evaluated based upon an examination of the trends in its earnings, net interest margin, operating efficiency, liquidity, capital position, level of nonperforming loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio, and whether the bank received TARP monies. From this information, each issuer bank that is currently performing is assigned a category of Good, Average, Weak, or Troubled. Default rates are then assigned based upon the historical performance of each category. Additionally, because the information available to the Company regarding the underlying insurance company issuers is more limited than for bank issuers, rather than performing an analysis of each such issuer’s results and assigning insurance company issuers to these same categories, the Company uses the Moody’s one year long-terms default rate assumption for insurance companies. The historical default rates used in this analysis are:

	Default Rate
Category	Year 1	Year 2	Year 3	Thereafter
Good	0.5%	0.6%	0.6%	0.4%
Average	1.8%	2.3%	2.3%	1.5%
Insurance	1.0%	1.2%	1.2%	0.8%
Weak	5.8%	7.2%	7.2%	4.8%
Troubled	9.7%	12.2%	12.2%	8.1%

Each issuer in the collateral pool is assigned a probability of default for each year until maturity.  Banks currently in default or deferring interest payments thus far are assumed to default immediately. A zero percent projected recovery rate is applied to both deferring and defaulted issues.  The probability of default is updated quarterly based upon changes in the creditworthiness of each underlying issuer.  Timing of defaults and deferrals has a substantial impact on each valuation.  As a result of this analysis, each issuer is assigned an expected default rate specific to that issuer.

•                  Estimates of Future Cash Flows — While understanding the composition and characteristics of each bank issuer is important in evaluating the security, certain issuers have a disproportionate impact (both positive and negative) based upon other attributes, such as the interest rate payable by each issuer. Each credit is assessed independently, and the timing and nature of each issuer’s performance is assessed.  Once assessed, the expected performance of each issuer is applied to a structural cash flow model.  Due to the complexity of these transactions, the expected performance of each unique issuer requires an adherence to the governing documents of the securitization to derive a cash flow.  A model produced by third party is utilized to assist in determining cash flows.  Utilization of third party cash flow modeling to derive cash flows from assumptions is a market convention for these types of securities.

•                  Discount Rate — The Company is discounting projected cash flows based upon its discount margin defined at the time of purchase, which constitutes a spread over 3-month LIBOR plus credit premium, consistent with our pre-purchase yield.

•                  Prepayment Rate - Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $558 thousand and $883 thousand, respectively, to the $20.6 million impairment charge taken during 2009.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities.  While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and issuers are evaluated and stressed to determine cash flow.  These include but are not limited to interest rate of each issuer, certain derivative contracts, default timing, and interest rate volatility are all addressed.  Issuer level credit considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment.  Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny.  The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSL and PLCMO securities considering all available evidence, including information received after the balance sheet date but before the filing date, and determined that the discounted estimated projected cash flows are less than the securities’ carrying value, resulting in an impairment charge to earnings for the year ended December 31, 2009 of $18.4 million and $2.2 million, respectively, for a total impairment charge of $20.6 million.

The table below provides a cumulative roll forward of credit losses recognized (in thousands):

Other-Than-Temporarily Impaired Securities

	For the Year Ended December 31, 2009
Beginning Balance	$—	$—
Credit losses on debt securities for which OTTI was not previously recognized	20,649
Additional credit losses on debt securities for which OTTI was previously recognized	—
Ending Balance	$20,649

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost in Other Assets and totaled $11.8 million and $11.1 million at December 31, 2009 and 2008, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh during 2009.

Loans

The net loan balance declined in 2009 primarily as a result of charge-offs, higher ALLL, large payoffs and transfers to OREO.  Net loans declined $39.2 million, or 4.1%, to $917.5 million as of December 31, 2009 from $956.7 million as of December 31, 2008.  Net loans represented 67.2% of total assets as of December 31, 2009, compared to 72.8% as of December 31, 2008.  The Company noted increases in installment loans and other loans.  Increases in these categories were offset by decreases in commercial and industrial loans and commercial and residential real estate loans.  Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio.  This includes commercial and industrial loans and commercial real estate loans.   Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans as of percentage of total net loans has declined from 61.7% as of December 31, 2008 to 60.3% of the loan portfolio as of December 31, 2009.

Commercial and industrial loans decreased $177 thousand, or .08%, during the year from $221.0 million as of December 31, 2008 to $220.8 million as of December 31, 2009.  Commercial loans consist primarily of equipment loans, permanent working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The decrease was primarily a reduction in borrowings under revolving line of credit facilities within the portfolio.  Loans secured by commercial real estate decreased $29.5 million, or 6.7%, from $440.8 million as of December 31, 2008 to $411.3 million as of December 31, 2009.  Commercial real estate loans include long-term commercial mortgage financing, construction loans and land development loans, and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is primarily attributable to some large payoffs, along with significant charge-offs and transfers to OREO.

Residential real estate loans totaled $142.1 million as of December 31, 2009.  This represents a decrease of $7.2 million, or 4.8%, from $149.3 million as of December 31, 2008.  The components of residential real estate loans include fixed rate mortgage loans primarily held for sale in the secondary market, which represent less than one percent of the overall loan portfolio, and home equity loans and lines of credit.  The Company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.  Installment loans increased $8.9 million during the year, or 7.4%, from $119.5 million as of December 31, 2008 to $128.4 million as of December 31, 2009.  The increase in installment loans is due primarily to growth in the Company’s indirect auto loan portfolio.  During the first half of 2009, a government sponsored stimulus program led to increased auto sales.  Additionally, many auto manufacturers terminated the operations of their finance arms, or severely limited the lending activity of these entities.  These two factors led to an increase in the demand for automobile financing from banks and other traditional lending sources.  All other loans, which include obligations of state and municipal governments, totaled $37.0 million as of December 31, 2009, an increase of $2.6 million, or 7.5%, from $34.4 million as of December 31, 2008.

Details regarding the loan portfolio for each of the last five years ended December 31 are as follows:

Loans Outstanding

(in thousands)

	December 31,
	2009 (as restated)	2008	2007	2006	2005
Commercial and Industrial	$220,849	$221,026	$202,665	$157,837	$132,838
Commercial Real Estate	411,256	440,753	436,861	418,844	369,106
Residential Real Estate	142,055	149,259	142,807	147,980	108,973
Installment	128,392	119,501	91,052	80,770	73,217
Other	37,013	34,440	32,136	31,591	30,139
Total Loans Gross	939,565	964,979	905,521	837,022	714,273
Unearned Discount	(298)	(380)	(470)	(569)	—
Loan Fees	707	329	183	206	503
Allowance for Loan and Lease Losses	(22,458)	(8,254)	(7,569)	(7,538)	(7,528)
Net Loans	$917,516	$956,674	$897,665	$829,121	$707,248

The following schedule shows the re-pricing distribution of loans outstanding as of December 31, 2009.  Also provided are these amounts classified according to sensitivity to changes in interest rates.

Loans Outstanding – Re-pricing Distribution

(in thousands)

	December 31, 2009
	(as restated)
	Within One Year	One to Five Years	Over Five Years	Total
Commercial and Industrial	$160,750	$52,210	$7,889	$220,849
Commercial Real Estate	307,097	95,537	8,622	411,256
Residential Real Estate	66,930	28,630	46,495	142,055
Installment	2,556	108,091	17,745	128,392
Other	7,618	4,435	24,960	37,013
Total	$544,951	$288,903	$105,711	$939,565

Loans with predetermined interest rates	$22,836	$162,488	$100,372	$285,696
Loans with floating rates	522,115	126,415	5,339	653,869
Total	$544,951	$288,903	$105,711	$939,565

Loan Concentrations:  At December 31, 2009 and 2008, the Bank’s loan portfolio was concentrated in loans in the following industries. All loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Bank.

	December 31, 2009 (as restated)		December 31, 2008
	Amount	% of Loans	Amount	% of Loans
Land subdivision	$74,959	7.98%	$89,040	9.23%
Shopping centers/complexes	36,184	3.85%	41,404	4.29%
Gas stations	26,627	2.83%	27,982	2.90%
Office complexes/units	25,864	2.75%	19,067	1.98%
Solid waste landfills	46,325	4.93%	35,132	3.64%

Asset Quality

The Company manages credit risk through the efforts of loan officers, the loan review function, and the Loan Quality as well as the ALLL management committees and oversight from the board of directors, along with the application of policies and procedures designed to foster sound underwriting and credit monitoring practices.  The Company continually evaluates this process to ensure it is reacting to problems in the loan portfolio in a timely manner.  Although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond the Company’s control.

Under the Company’s risk rating system, loans rated as special mention, substandard, doubtful or loss are reviewed regularly as part of the Company’s risk management practices.  The Company’s Loan Quality Committee, which consists of key members of senior management and credit administration, meets monthly or more often, as necessary, to review individual problem credits and workout strategies and makes reports to the Board of Directors.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans which are identified as troubled debt restructures (“TDRs”) or are non-accrual substandard or doubtful loans are considered impaired.  Impaired loans are analyzed individually for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.   For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a current market value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Non-performing loans and OREO are monitored on an ongoing basis as part of the Company’s loan review process and through the Loan Quality Committee.  Additionally, work-out efforts continue and are actively monitored for non-performing loans and OREO.  Potential loss on non-performing assets is generally evaluated by comparing the outstanding loan balance to the fair market value of the pledged collateral.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell.  For the Company’s calculations on real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 2% transfer taxes, and 2% various other miscellaneous costs associated with the sales process.  If the valuation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan is written off or the difference between the market value and the principal balance is charged off unless there are material mitigating factors to the contrary. For loans which are considered to be impaired, but for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following schedule reflects non-performing assets and performing TDRs as of December 31 for each of the last five years:

	December 31,
	2009 (as restated)	2008	2007	2006	2005
	(in thousands)
Nonaccrual loans	$25,865	$22,263	$3,106	$2,299	$70
Loans past due 90 days or more and still accruing	117	1,151	904	412	721
Total Non-Performing Loans	$25,982	$23,414	$4,010	$2,711	$791
Other Real Estate Owned	11,184	2,308	2,588	2,188	—
Total Non-Performing Assets	$37,166	$25,722	$6,598	$4,899	$791
Performing TDRs	$10,743	$—	$—	$—	$—
Non-performing loans as a percentage of gross loans	2.8%	2.4%	0.4%	0.3%	0.1%
Non-performing assets as a percentage of total assets	2.7%	2.0%	0.5%	0.4%	0.1%

In 2009, total non-performing assets increased $11.4 million, from $25.7 million as of December 31, 2008 to $37.2 million as of December 31, 2009, as the effects of the severe and prolonged economic downturn continued to impact individual and business customers of the Company.  Non-performing assets represented 58.9% of shareholders’ equity as of December 31, 2009, as compared to 25.6% of shareholders’ equity as of December 31, 2008.  Included in non-performing assets are nonaccrual loans which increased $3.6 million during the year.  The increase in nonaccrual loans is primarily centered in commercial real estate loans, including a concentration in land development and construction loans.  Continued downturn in the real estate market could lead to additional increases in impaired loans.

The Company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the Company’s general market area.  Over the past six years, the Company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota.  The majority of these loans were for out of market commercial real estate projects.  Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the remaining four (4) projects were located in Florida.  The Company’s original aggregate commitment for these various loans totaled approximately $34 million.  Two of these loans, one local Pennsylvania project and the New York project, have been paid in full.  The remaining Pennsylvania loan continues to pay as agreed but is rated as “Substandard”.  During 2009, the Company recognized charge offs in excess of $11.3 million against the four Florida credits.  This amount represents 40% of the Company’s total charge offs that were recognized in fiscal 2009.  The remaining outstanding balance under these Florida participations totals $7.3 million.  These credits are all classified as either non-performing or as OREO.  All of these credits have been written down to the current fair market value of each respective property.

Non-performing loans increased $2.6 million from $23.4 million as of December 31, 2008 to $26.0 million as of December 31, 2009.  This increase was primarily the result of the re-classification of loans from accruing to non-accrual, net of payments on non-accrual loans, amounting to $41.7 million over the course of the year, and payoffs of non-accrual loans offset by $27.9 million in charge-offs and the transfer of $11.2 million in loans to OREO.  The increase in non-performing loans is centered in a few large credits, all of which are secured by real estate collateral.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as troubled debt restructurings (“TDRs”) and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve a reduction of the rate or an extension of a loan’s stated maturity date.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  The Bank was committed to lend additional funds to one of the loans classified as a troubled debt restructuring which was performing according to terms in 2009.

Six credits totaling $27.8 million at the time of re-classification and subsequently written down to $18.1 million represented the majority of loans re-classified as impaired during 2009.  Additionally, these six credits, plus three other credits re-classified in previous years, represent 87.1% of total non-performing loans as of December 31, 2009.  A majority of non-performing loans as of

December 31, 2009 are concentrated in land development loans.  Four of these credits totaling $10.1 million are located outside of the Company’s primary market area.  Two of the credits in the combined amount of $4.2 million are secured by real estate located in Florida.

The six credits representing the majority of loans re-classified during 2009 are:

•                  $5.0 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s primary market area; this credit was written down to $2.6 million as of December 31, 2009.  Further, $260 thousand of the ALLL is allocated to this credit.

•                  $4.8 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s general market area; this credit was written down to $3.3 million as of December 31, 2009.  Further, $328 thousand of the ALLL is allocated to this credit.

•                  $11.1 million — This credit represents a land development loan secured by a residential subdivision.  This credit was written down to $5.3 million as of December 31, 2009.  Further, $534 thousand of the ALLL is allocated to this credit.

•                  $2.5 million — This credit represents a participation in an out of area real estate bridge loan made to a non-Bank related customer, secured by real estate.  Due to sufficient collateral value, no allocation is provided for this credit in the ALLL.

•                  $3.2 million — This credit represents a commercial construction loan secured by real estate.  ALLL of $319 thousand is allocated to this credit.  This credit is guaranteed by two former members of the Company’s Board of Directors.

•                  $1.2 million — This credit represents a commercial mortgage loan secured by commercial real estate.  Due to sufficient collateral value, no allocation is provided for this credit in the ALLL.

The three remaining credits re-classified prior to 2009 are:

•                  $1.2 million — This credit represents a commercial mortgage loan secured by commercial real estate.  Due to sufficient collateral value, no allocation is provided for this credit in the ALLL.

•                  $1.7 million — This credit represents a participation in an out of area real estate bridge loan made to a non-Bank related customer, secured by real estate.  Due to sufficient collateral value, no allocation is provided for this credit in the ALLL.

•                  $1.6 million — This credit represents a commercial mortgage loan secured by commercial real estate.  ALLL of $160 thousand of is allocated to this credit.

In 2008, total non-performing assets increased $19.1 million as the effects of the economic crisis impacted borrowers’ ability to make scheduled payments and reduced the value of real estate collateral securing many loans.  Nonaccrual loans increased $19.2 million during the year due primarily to the addition of four credits which represent construction projects in which the Bank is a participating lender.  Construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  Workout efforts continue on each of these credits, but declining real estate values are expected to hamper the Bank’s ability to receive full recovery on these credits.  At December 31, 2008, the Bank evaluated the recovery of its recorded investment in these impaired loans and established a specific valuation allowance under ASC 310 guidance totaling $900 thousand for potential losses on these loans.  This valuation allowance resulted from market declines in the underlying value of the collateral securing these loans.

During 2008, three large credits totaling $14.1 million as of December 31, 2008, were classified non-performing, which led to the increase for the period.  All three credits represent shared participation loans in Florida.  The collateral securing the loan was a first lien mortgage on the property.  As of December 31, 2007, non-performing loans were comprised of four credits.

The following table outlines delinquency within the Company’s loan portfolio is provided below.

	2009 (as restated)	2008	2007
30-59 days	.35%	.89%	.60%
60-89 days	.05%	.64%	.61%
90 + days	.01%	.12%	.10%
Non-Accrual	2.75%	1.79%	.34%
Total Delinquencies	3.16%	3.44%	1.65%

Delinquencies for accruing loans declined in 2009 due to transfers of loans to nonaccrual and more rigorous collection activity.  In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

As of December 31, 2009, the Company’s ratio of nonperforming loans to total gross loans was 2.8% compared to the 2.4% reported as of December 31, 2008.  The Company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

OREO totaled $11.2 million as of December 31, 2009, which is an increase of $8.9 million, from $2.3 million as of December 31, 2008.  As of December 31, 2009, OREO consists of fourteen properties compared to one property as of December 31, 2008.  Six of the properties held in OREO as of December 31, 2009 represent approximately 95% of the total.  Included in OREO are two properties totaling $3.1 million, or 28%, of OREO, located outside of the Company’s general market area.  Additionally, $7.7 million, or 69%, of OREO is located in the Pocono region located within the Company’s primary market area that has been particularly hard hit during the current economic recession.

The Company is actively marketing these properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors.  The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value.  A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 2% transfer taxes, and 2% various other miscellaneous costs associated with the sales process.  This market value is updated on an annual basis or more frequently if new valuation information is available.  Further deterioration in the real estate market could result in additional losses on these properties.

The following schedule reflects a breakdown of OREO for the periods reviewed.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Land / Lots	$5,887	$—	$—	$—	$—
Commercial Real Estate	4,852	2,308	2,588	2,188	—
Residential Real Estate	445	—	—	—	—
Total Other Real Estate Owned	$11,184	$2,308	$2,588	$2,188	$—

There were two properties in OREO at the end of 2007.  The Company sold one property in 2008.  OREO decreased $280 thousand in 2008 and consisted of one property on which the Bank had assumed title during 2008.  Current expenses associated with the property were being recovered through a short-term occupancy arrangement.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and varies from year to year based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio. Effective for 2009, the ALLL methodology was revised to include an enhanced impairment measurement process.  Enhancements were also made to the historical loss analysis including an expanded and a more comprehensive loan pool analysis and developing a more detailed qualitative adjustment factors analysis.

In its evaluation, management considers qualitative factors such as changes in lending policies and procedures, changes in concentrations of credit, the nature and volume of the portfolio, the volume and severity of delinquencies, classified and non-accrual loans, competition and legal and regulatory environments, management capabilities, current local and national economic trends, loan review methodology and Board of Directors oversight, as well as various other factors. Consideration is also given to examinations performed by regulatory authorities and loan review.

The downturn in the economy has resulted in increased loan delinquencies, defaults, foreclosures and charge offs primarily in the commercial real estate portfolio.  Nonaccrual loans increased to $25.9 million at December 31, 2009 from $22.3 million at December 31, 2008.  During the year, several large commercial real estate credits were moved to nonaccrual status.  The decline in the economy and resulting decline in the real estate markets were primarily responsible for over $25.3 million of net charge-offs for the year.  The Company recorded a provision for loan and lease losses of $42.1 million for 2009 in order to adequately provide for probable losses, compared to a provision of $1.8 million in 2008.  The increase in the ALLL was primarily a result of the decline in the real estate market and the prolonged deterioration in the economy along with a variety of other factors.  These factors contributed significantly to an increase in non-performing assets and net charge-offs primarily in the commercial real estate portfolio concentrated in land development loans.   In each case, real estate collateral provides for an alternate source of repayment in the event of default by the borrower.  Management continues to monitor real estate values, which may further deteriorate in this real estate market and result in an increase in impairment in loans and potential increase in charge-offs.

All doubtful, non-accrual substandard loans and troubled debt restructurings are considered to be impaired and are analyzed individually to determine the amount of impairment.  Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  The fair value of collateral method is generally used for this measurement unless the loan is non-collateral dependent in which case, a discounted cash flow analysis is performed.  Appraisals are received at least annually to ensure that impairment measurements reflect current market conditions.  Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, Broker Price Opinions or executed agreements of sale may be used.  Only downward adjustments are made based on these supporting values.  Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 2% transfer taxes and 2% various other miscellaneous costs associated with the sales process.  The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

Some of the charge-offs resulted from participations in a small number of out of area real estate loans made to non-Bank customers.  At the time these loans were issued, the Bank was looking to expand into other market areas and spread risk.  The decision to participate in these credit facilities was based upon perceived favorable market conditions, substantial equity positions, excellent loan to value ratios, fee income, and above average interest rates at the time these loans were approved.  Management has since made a decision to discontinue participation in out of area loans.  See further discussion under “Asset Quality”.

The Company’s ALLL consists of both specific and general components.  At December 31, 2009, the ALLL that related to impaired loans, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $4.0 million or 17.8% of total ALLL.  A general allocation of $18.5 million was calculated for loans analyzed under ASC 450 “Contingencies” (“ASC 450”), which represented 82.2% of the total ALLL of $22.5 million.  The ratio of the ALLL to total loans at December 31, 2009 and 2008 was 2.4% and 0.86%, respectively, based on total loans of $939.6 million and $965.0 million, respectively.  The ALLL increased to $22.5 million at December 31, 2009 from $8.3 million at December 31, 2008 due primarily to the market conditions and other items noted above.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL.  The ALLL is established through a provision for loan losses charged to earnings.  Interest on loans is recognized using the effective interest method in accordance with GAAP and credited to income from operations based upon principal amounts outstanding.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days.  When the interest accrual is discontinued, all unpaid interest is reversed and charged back against current earnings.  Any cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower issues, through sale or liquidation of collateral, foreclosure, and other appropriate means.  If real estate values continue to decline, it is more likely that we would be required to further increase our provision for loan and lease losses, which in turn, could result in reduced earnings.

The following table presents an allocation of the ALLL as of the end of each of the last five years (in thousands):

Allocation of the Allowance for Loan Losses

Years Ended December 31,

	2009 (as restated)		2008		2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial and Industrial	$4,467	20%	$7,462	90%	$7,019	93%	$6,995	93%	$6,933	92%
Commercial Real Estate (1)	14,640	65%	—	—	—	—	—	—	—	—
Residential Real Estate	1,212	5%	259	3%	91	1%	114	1%	55	1%
Installment	1,537	7%	481	6%	405	5%	377	5%	427	6%
Other	602	3%	52	1%	54	1%	52	1%	113	1%
Allowance for loan and lease losses	$22,458	100%	$8,254	100%	$7,569	100%	$7,538	100%	$7,528	100%

(1)          Prior to December 31, 2009, the commercial real estate allowance for loan and lease losses was combined with commercial and industrial loans.

In the Company’s historical loss analysis, loans are analyzed by industry concentration, loan type and risk rating.  Management measures the effects of various qualitative factors on each of these loan segments.  The factors include changes in lending policies and procedures, changes in concentrations of credit, changes in the nature and volume of the portfolio, changes in the volume and severity of delinquencies, classified and nonaccrual loans, changes in competition and legal and regulatory environments, management capabilities, current local and national economic trends, knowledge of customer base and changes in loan review methodology/board of director oversight.  Consideration is also given to examinations performed by regulatory authorities.

Evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur.  Management monitors the loan portfolio on an ongoing basis with emphasis on the declining real estate market and a weakened economy and its effect on repayment.  Adjustments to the ALLL are made based on management’s assessment of the factors noted above.

The following schedule presents an analysis of ALLL for each of the last five years (in thousands):

	Years Ended December 31,
	2009 (as restated)	2008	2007	2006	2005
Balance, January 1,	$8,254	$7,569	$7,538	$7,528	$7,100
Charge-Offs:
Commercial and Industrial	2,247	466	329	83	64
Commercial Real Estate	24,980	262	1,663	1,802	1,523
Residential Real Estate	307	51	952	—	—
Installment	449	499	452	535	435
Other Loans	34	49	—	—	—
Total Charge-Offs	28,017	1,327	3,396	2,420	2,022
Recoveries on Charged-Off Loans:
Commercial and Industrial	22	6	6	8	257
Commercial Real Estate	33	17	1,018	110	57
Residential Real Estate	—	—	5	—	51
Installment	70	177	198	232	225
Other Loans	7	8	—	—	—
Total Recoveries	132	208	1,227	350	590
Net Charge-Offs	27,885	1,119	2,169	2,070	1,432
Provision for loan and lease losses	42,089	1,804	2,200	2,080	1,860
Balance, December 31,	$22,458	$8,254	$7,569	$7,538	$7,528

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	2.97%	0.12%	0.24%	0.27%	0.21%
Allowance for loan and lease losses as a percentage of gross loans outstanding at end of period	2.39%	0.86%	0.84%	0.90%	1.05%

The ratio of the loan loss reserve to total gross loans at December 31, 2009 and 2008 was 2.39% and 0.86%, respectively.  Net loans fell from $956.7 million at December 31, 2008 to $917.5 million at December 31, 2009.   The allowance for loan and lease losses increased from $8.3 million at December 31, 2008 to $22.5 million at December 31, 2009.   Net charge-offs totaled $27.9 million in 2009.  As a result of these charge-offs, an increase in nonaccrual loans and an increase in troubled debt restructurings, the Company added provisions of $42.1 million in 2009.

Charge-off activity increased in 2009 from $1.1 million in net charge offs in 2008 to $27.9 million in 2009.  The majority of the charge-offs resulted from the out of area real estate loans made to non-Bank customers.  Severe real estate value declines in the Florida markets necessitated these charge downs, which totaled $11.3 million or 40.5% of the year’s net charge offs.   Another $9.7 million in charge-offs of real estate loans resulted from three land subdivision credits in Pennsylvania  All other charge-off and recovery activity is consistent with the normal course of business.  Management is actively pursuing work out and collections efforts to collect on these loans.

Funding Sources

The Company utilizes traditional deposit products, such as demand, savings, negotiable order of withdrawal (“NOW”), money market, and time as its primary funding sources to support the earning asset base and future growth. Other sources, such as short-term FHLB advances, federal funds purchased, brokered time deposits and long-term FHLB borrowings may be utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $67.0 million, totaling $1.2 billion in 2009 from $1.1 billion in 2008.  The rate paid on interest-bearing liabilities decreased from 3.04% in 2008 to 2.17% in 2009.  This decrease caused a reduction in interest expense of $8.0 million, or 24%, from $33.2 million in 2008 to $25.2 million in 2009.

Deposits

Average interest-bearing deposits increased $68.7 million, or 8.0% during 2009 compared to 2008.  The increase resulted primarily from increases in time deposits and interest-bearing demand accounts.  Average time deposits increased $38.5 million or 7.8% during 2009 as compared to 2008.  Average interest-bearing demand accounts increased $24.1 million or 8.3% during 2009 when compared to 2008.  The increase in average interest-bearing demand deposits resulted primarily from an increase in personal money market deposits and municipal NOW accounts.  The average balance of savings accounts increased $6.8 million or 9.1% during 2009 when compared to 2008.  The rate paid on average interest-bearing deposits decreased from 2.76% during 2008 to 1.89% in 2009.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The pricing decreases for these products resulted from decreases in short-term rates by the FRB during 2009 combined with an overall decrease in market rates.  The rate paid on average interest bearing demand deposits decreased from 1.40% during 2008 to 1.19% in 2009.  The rate paid for savings deposits decreased from 0.93% in 2008 to 0.73% in 2009 and the rate paid on time deposits decreased from 3.84% during 2008 to 2.47% during 2009.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$81,081		$81,772		$80,515
Interest-bearing demand deposits	312,285	1.19%	288,226	1.40%	292,134	2.76%
Savings deposits	81,149	0.73%	74,349	0.93%	71,444	1.21%
Time deposits	530,276	2.47%	491,790	3.84%	508,303	4.86%
Total	$1,004,791		$936,137		$952,396

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009	December 31, 2008
3 months or less	$136,948	$100,824
Over 3 through 6 months	23,624	23,589
Over 6 through 12 months	48,868	42,300
Over 12 months	29,399	24,339
Total	$238,839	$191,052

Borrowings

Average short-term borrowings decreased $16.4 million to $7.7 million in 2009.  The average rate paid on short-term borrowings decreased from 2.63% in 2008 to 0.68% in 2009, which was primarily driven by the FRB decreasing the Fed Funds target rate (which directly impacts short-term borrowing rates) in 2008.  Average long-term debt increased from $202 million in 2008 to $210 million in 2009 which was primarily due to the Company’s issuance of $23.1 million of subordinated debt of the Company in the fourth quarter of 2009. - See Note 11 to our consolidated financial statements included in Item 8 hereof.

The average balance of trust preferred debentures remained at $10.3 million in 2009 compared to 2008.  The average rate paid for trust preferred debentures in 2009 was 2.69%, down from 4.97% in 2008.  The decrease in rate on the trust preferred debentures is due primarily to the previously mentioned decrease in short-term rates during 2009.

Short-term borrowings consist of Federal funds purchased which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.  The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $143 million and $72 million at December 31, 2009 and 2008, respectively.  Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential and commercial real estate mortgage loans.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2009 and 2008 were $262.9 million and $260.1 million, respectively.  Federal funds purchased represent overnight borrowings providing for the short-term funding requirements of the Company’s banking subsidiary and generally mature within one business day of the transaction.  During 2009 the average outstanding balance on these credit lines amounted to $3.4 million and the weighted average rate paid in 2009 was 2.25%.  Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities.  During 2009, the average outstanding balance at the Discount Window was $3.5 million and the average rate paid was 0.50%.

Capital

A strong capital base is essential to the continued growth and profitability of the Company and is therefore a management priority.  The Company’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards.  As more fully described in Note 17 to the consolidated financial statements, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding the Company’s risk-based capital at December 31, 2009, 2008 and 2007 and selected other capital ratios:

CAPITAL ANALYSIS

(in thousands)

	December 31
Company	2009 (as restated)	2008	2007
Tier I Capital:
Total Tier I Capital	$84,365	$117,285	$109,732
Tier II Capital:
Subordinated notes	$23,100	$—	$—
Allowable portion of allowance for loan and lease losses	14,594	9,150	7,569
Total Tier II Capital	$37,694	$9,150	$7,569
Total Risk-Based Capital	$122,059	$126,435	$117,301
Total Risk-Weighted Assets	$1,158,157	$1,130,824	$1,045,008

Bank
Tier I Capital:
Total Tier I Capital	$103,453	$117,069	$109,397
Tier II Capital:
Allowable portion of allowance for loan and lease losses	14,590	9,150	7,569
Total Tier II Capital	$14,590	$9,150	$7,569
Total Risk-Based Capital	$118,043	$126,219	$116,966
Total Risk-Weighted Assets	$1,157,823	$1,130,490	$1,044,676

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2009 (as restated):	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$122,059	10.54%	$	>92,653	>8.00%	N/A	N/A
Bank	$118,043	10.20%	$	>92,626	>8.00%	$ >115,782	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$84,365	7.28%	$	>46,326	>4.00%	N/A	N/A
Bank	$103,453	8.94%		$46,313	>4.00%	$ >69,469	>6.00%
Tier I Capital (to Average Assets)
Company	$84,365	5.94%	$	>56,853	>4.00%	N/A	N/A
Bank	$103,453	7.28%	$	>56,853	>4.00%	$ >71,067	>5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2008:	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$126,435	11.18%	$	>90,466	>8.00%	N/A	N/A
Bank	$126,219	11.16%	$	>90,439	>8.00%	$ >113,049	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$117,285	10.37%	$	>45,233	>4.00%	N/A	N/A
Bank	$117,069	10.36%	$	>45,220	>4.00%	$ >67,829	>6.00%
Tier I Capital (to Average Assets)
Company	$117,285	8.99%	$	>52,184	>4.00%	N/A	N/A
Bank	$117,069	8.95%	$	>52,340	>4.00%	$ >65,425	>5.00%

	December 31,
	2009 (as restated)	2008	2007
Return on Assets	(3.29)%	1.17%	1.18%
Return on Equity	(47.78)%	14.35%	14.32%
Equity to Assets Ratio	4.62%	9.18%	8.43%
Dividend Payout Ratio	(6.18)%	48.36%	45.01%

During 1999, the Company implemented a Dividend Reinvestment Plan (“DRIP”) which permits participants to automatically reinvest cash dividends on all of their shares and to make voluntary cash contributions under terms of the plan.  Under the DRIP, participants purchase, at a 10% discount to the 10-day trading average, common shares that are either newly-issued by the Company or acquired by the plan administrator in the open market or privately.

In 2009, new capital generated from shares issued under the DRIP totaled $1.7 million.  The Company has subsequently suspended the operation of the DRIP Plan.

In 2009, regulatory capital decreased $4.4 million, comprised of a $47.1 million decrease in retained earnings due to a net loss of $44.3 million and payment of cash dividends of $2.7 million, offset by a $1.7 million increase due to the Company’s dividend reinvestment plan and a $93 thousand increase due to the issuance of shares from the Company’s stock option plans.  As of December 31, 2009, there were 33,710,030 common shares available for future sale or share dividends. The number of shareholders of record at December 31, 2009 was approximately 1,650.  Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5 of this report.  Refer to Note 17 to the consolidated financial statements for further discussion of our capital requirements and dividend limitations.  As a result of the Order, the Bank is required to achieve a total capital ratio of 13% and Tier I capital to average assets ratio of 9% by November 30, 2010.  As of August 4, 2011, the Bank has not yet achieved these ratios.  Furthermore, pursuant to the Order and the Agreement, the Bank and the Company are currently prohibited from declaring or paying any dividends without prior regulatory approval.

The Board of Directors (the “Board”) has voted to suspend payment of the Company’s quarterly dividend indefinitely in an effort to conserve capital.  The Board recognizes the importance of preserving cash and, given the challenging economic conditions that continue to impact the health and stability of many businesses within the region we serve, believes dividends should not be paid from current and anticipated earnings to prudently fund fiscal 2010 operations. Suspending the $0.02 per share dividend will save the Company approximately $1.3 million annually. The Board will reevaluate the policy in the future.

The suspension is among several initiatives in place to conserve cash reserves during the nation’s protracted economic slump.  The Company recently announced it had raised more than $23 million through the sale of subordinated notes which will mature on September 1, 2019. A substantial portion of the net proceeds of the completed sale will be used to strengthen the institution’s capital position, improve liquidity, increase lending capacity and support the Company’s continuing growth objectives.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Asset and Liability Management

The major objectives of the Company’s asset and liability management are to:

(1)          manage exposure to changes in the interest rate environment by limiting the changes in net interest margin to an acceptable level within a reasonable range of interest rates,

(2)          ensure adequate liquidity and funding,

(3)          maintain a strong capital base, and

(4)          maximize net interest income opportunities.

The Company manages these objectives through its Senior Management Committee and its Asset and Liability Management Committee (“ALCO”).  ALCO consists of the members of senior management and the treasury officer and assistant vice president of treasury.  Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the Company’s earnings sensitivity to changes in these rates.

Interest Rate Sensitivity

The Company analyzes its interest sensitivity position to manage the risk associated with interest rate movements through the use of gap analysis and simulation modeling.  Interest rate risk arises from mismatches in the re-pricing of assets and liabilities within a given time period.  Gap analysis is an approach used to quantify these differences.  A positive gap results when the amount of interest-sensitive assets exceeds that of interest-sensitive liabilities within a given time period.  A negative gap results when the amount of interest-sensitive liabilities exceeds that of interest-sensitive assets.

While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap report has some limitations and does not present a complete picture of interest rate sensitivity.  First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously.  Second, assumptions must be made to construct a gap table.  For example, non-maturity deposits are assigned a re-pricing interval based on internal assumptions.  Management can influence the actual re-pricing of these deposits independent of the gap assumption.  Third, the gap table represents a one-day position and cannot incorporate a changing mix of assets and liabilities over time as interest rates change.

Because of the limitations of the gap reports, the Company uses simulation modeling to project future net interest income streams incorporating the current gap position, the forecasted balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios.

Interest Rate Gap

The following schedule illustrates the Company’s interest rate gap position as of December 31, 2009 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods:

Interest Rate Sensitivity Analysis

as of December 31, 2009

(in thousands)

	Rate Sensitive					Not
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Rate
	Days	Days	Days	Years	5 Years	Sensitive	Total

Commercial loans	$436,408	$12,458	$23,213	$148,863	$75,070	$—	$696,012
Mortgage loans	2,865	2,681	6,323	18,661	3,931	—	34,461
Installment loans	40,572	11,047	21,655	109,726	26,501	—	209,501
Total Loans	479,845	26,186	51,191	277,250	105,502,	—	939,974

Securities-taxable	28,106	10,537	8,277	52,300	35,056	—	134,276
Securities-tax free	830	360	715	3,086	115,578	—	120,569
Total Securities	28,936	10,897	8,992	55,386	150,634	—	254,845

Federal funds sold	62,175	—	—	—	—	—	62,175
Total Money Market Assets	62,175	—	—	—	—	—	62,175

Total Earning Assets	570,956	37,083	60,183	332,636	256,136	—	1,256,994
Non-earning assets	—	—	—	—	—	131,796	131,796
Allowance for loan and lease losses	—	—	—	—	—	(22,458)	(22,458)

Total Assets	$570,956	$37,083	$60,183	$332,636	$256,136	$109,338	$1,366,332

Interest-bearing demand deposits	$352,631	$—	$—	$—	$—	$—	$352,631
Savings deposits	85,115	—	1,340	—	—	—	86,455
Time deposits $100,000 and over	142,809	22,399	47,285	23,342	3,004	—	238,839
Other time deposits	77,279	44,670	86,566	90,271	9,527	—	308,313
Total Interest-Bearing Deposits	657,834	67,069	135,191	113,613	12,531	—	986,238

FHLB advances	67,690	3,725	27,553	81,819	3,043	—	183,830
Subordinated debt	—	—	—	—	23,100	—	23,100
Junior subordinated debt	—	—	—	—	10,310	—	10,310
Other Credit	227	—	—	—	—	—	227
Total borrowed funds and other interest-bearing liabilities	67,917	3,725	27,553	81,819	36,453	—	217,467

Total Interest-Bearing Liabilities	725,751	70,794	162,744	195,432	48,984	—	1,203,705
Demand deposits	—	—	—	—	—	85,370	85,370
Other liabilities	—	—	—	—	—	14,173	14,173
Shareholders’ equity	—	—	—	—	—	63,084	63,084

Total Liabilities and Shareholders’ Equity	$725,751	$70,794	$162,744	$195,432	$48,984	$162,627	$1,366,332

Interest Rate Sensitivity gap	$(154,795)	$(33,711)	$(102,561)	$137,204	$207,152	$(53,289)

Cumulative gap	$(154,795)	$(188,506)	$(291,067)	$(153,863)	$53,289

The Company’s interest sensitivity at December 31, 2009 was essentially neutral within reasonable ranges and an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

Earnings at risk and economic value at risk simulations

The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static gap analysis.  Although it will continue to measure its static gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet.  ALCO is responsible for focusing on “earnings at risk” and “economic value at risk”, and how both relate to the risk-based capital position when analyzing interest rate risk.

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

Economic Value at Risk

Earnings at risk simulation measures the short-term risk in the balance sheet.  Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities.  ALCO examines this ratio monthly utilizing a rate shock of + 200 basis points in the interest rate simulation model.  The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2009 remained constant.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2009 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	(4.60)%	(0.24)%

Economic value at risk:
Percent change in economic value of equity	(38.69)%	17.97%

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks and federal funds sold) are the Company’s most liquid assets.  At December 31, 2009 cash and cash equivalents totaled $86.4 million, compared to the December 31, 2008 level of $18.2 million.  Financing activities provided $90 million and operating activities provided $4.0 million of cash and cash equivalents during the year while investing activities utilized $25.8 million.  The cash flows provided by financing activities is due primarily to an increase in interest-bearing demand deposits, an increase in certificates of deposit, and the issuance of subordinated debentures offset by a decrease in borrowed funds, while the funds provided by operating activities pertains to interest payments received on loans and investments.  The cash used in investing activities consists of loan proceeds and security purchases.

Core deposits, which represent the Company’s primary source of liquidity, averaged $721 million in 2009, an increase of $5 million from the $716 million average in 2008.

The Company has other potential sources of liquidity, including repurchase agreements.  Additionally, the Company can borrow on credit lines established at several correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Discount Window.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

	2009	2008
Commitments to extend credit	$158,125	$189,232
Standby letters of credit	67,678	67,666

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First National Community Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of First National Community Bancorp., Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2009. First National Community Bancorp., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp., Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year periods ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company restated the 2009 financial statements to correct the accounting relating to its allowance for loan and lease losses (ALLL), other than temporary impairment (OTTI) in investments, the provision for off-balance sheet commitments, impairment of goodwill, deferred loan fees and costs and other related financial statement elements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First National Community Bancorp., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 (except for the effects of the material weakness described in paragraphs six and seven of that report, as to which the date is December 1, 2011) expressed an adverse opinion.

Demetrius & Company, L.L.C.

Wayne, New Jersey
March 10, 2010, except for notes 3, 5, 6, 9, 13, 17, 18, 19 and 20, for which the date is December 1, 2011

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share data)	2009 (as restated)	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$24,189	$18,171
Federal funds sold	62,175	—
Total cash and cash equivalents	86,364	18,171
Securities:
Available-for-sale, at fair value	252,946	245,900
Held-to-maturity, at amortized cost (fair value $1,788 and $1,774)	1,899	1,808
Loans, net of allowance for loan and lease losses of $22,458 and $8,254	917,516	956,674
Bank premises and equipment	20,667	17,785
Accrued interest receivable	4,245	4,686
Intangible assets	1,794	1,647
Goodwill	—	8,134
Other assets	80,901	58,954
Total Assets	$1,366,332	$1,313,759

Liabilities
Deposits:
Demand	$85,370	$79,760
Interest-bearing demand	352,631	302,058
Savings	86,455	79,526
Time ($100,000 and over)	238,839	191,052
Other time	308,313	300,496
Total deposits	1,071,608	952,892

FHLB advances	183,830	218,558
Subordinated debentures	23,100	—
Junior subordinated debentures	10,310	10,310
Other debt	227	16,329
Accrued interest payable	3,064	4,216
Other liabilities	11,109	11,112
Total liabilities	$1,303,248	$1,213,417

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of December 31, 2009 and 2008
Issued and outstanding: 16,289,970 shares as of December 31, 2009 and 16,047,928 shares as of December 31, 2008	$20,362	$20,060
Additional paid-in capital	61,190	59,591
Retained earnings	(6,162)	40,892
Accumulated other comprehensive loss	(12,306)	(20,201)
Total shareholders’ equity	63,084	100,342
Total Liabilities and Shareholders’ Equity	$1,366,332	$1,313,759

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (in thousands, except share data)	2009 (as restated)	2008	2007
Interest income
Interest and fees on loans	$51,338	$58,666	$67,070
Interest and dividends on securities:
U.S. Treasury and government agencies	6,427	8,397	9,584
State and political subdivisions	5,203	3,753	3,342
Other securities	1,332	2,623	1,862
Total interest and dividends on securities	12,962	14,773	14,788
Interest on federal funds sold	98	12	28
Total interest income	64,398	73,451	81,886
Interest expense
Interest-bearing demand	3,725	4,025	8,064
Savings	589	692	868
Time ($100,000 and over)	5,097	6,633	9,271
Other time	8,010	12,240	15,413
Interest on FHLB advances	6,979	8,625	7,516
Interest on subordinated debentures	471	—	—
Interest on junior subordinated debentures	277	512	743
Interest on other debt	48	515	697
Total interest expense	25,196	33,242	42,572
Net interest income before provision for loan and lease losses	39,202	40,209	39,314
Provision for loan and lease losses	42,089	1,804	2,200
Net interest income (loss) after provision for loan and lease losses	(2,887)	38,405	37,114
Other income (loss)
Service charges	2,863	3,118	2,840
Net gain on the sale of securities	890	1,156	721
Gross other-than-temporary impairment ("OTTI") losses	(35,684)	—	—
Portion of loss recognized in OCI (before taxes)	15,035	—	—
Other-than-temporary-impairment losses recognized in earnings	(20,649)	—	—
Net gain on the sale of loans	1,481	414	310
Net gain on the sale of other real estate	309	520	—
Net gain on the sale of other assets	—	3	26
Other	3,255	2,601	2,448
Total other income	(11,851)	7,812	6,345
Other expenses
Salaries and employee benefits	12,155	12,745	11,917
Occupancy expense	2,218	2,349	2,116
Equipment expense	1,828	1,811	1,577
Advertising expense	713	988	890
Data processing expense	1,928	1,610	1,682
FDIC assessment	2,782	720	375
Bank shares tax	898	643	677
Expense of other real estate	1,250	(4)	1
Provision for off-balance sheet commitments	604	896	—
Legal expense	591	257	159
Goodwill impairment	8,134	—	—
Other operating expenses	5,071	4,515	4,403
Total other expenses	38,172	26,530	23,797
Income (loss) before income taxes	(52,910)	19,687	19,662
Provision (credit) for income taxes	(8,594)	4,604	4,966
Net income (loss)	$(44,316)	$15,083	$14,696
Earnings (Loss) Per Share:
Basic	$(2.74)	$0.95	$0.94
Diluted	$(2.74)	$0.95	$0.93

Cash Dividends Declared Per Common Share	$0.17	$0.46	$0.42
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,169,777	15,862,335	15,601,377
Diluted	16,169,777	15,946,149	15,786,028

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, (in thousands)	2009 (as restated)	2008	2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$61,159	$70,737	$80,570
Fees and commissions received	6,269	5,787	5,304
Interest paid	(26,348)	(35,902)	(42,506)
Cash paid to suppliers and employees	(35,244)	(24,944)	(21,543)
Income taxes paid	(1,864)	(4,463)	(5,692)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,972	11,215	16,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities	1,000	500	500
Proceeds from sales	37,222	65,240	76,202
Proceeds from calls	16,905	29,750	21,922
Purchases	(84,443)	(82,008)	(149,531)
Principal payments	17,556	11,443	13,996
Purchase of bank owned life insurance	—	—	(5,000)
Net increase in loans to customers	(9,631)	(60,697)	(71,012)
Capital expenditures	(4,377)	(2,930)	(4,178)

NET CASH USED IN INVESTING ACTIVITIES	(25,768)	(38,702)	(117,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in demand deposits, money market demand,
NOW accounts, and savings accounts	63,112	22,250	(11,887)
Net increase/(decrease) in certificates of deposit	55,603	(14,876)	36,431
Net increase/(decrease) in borrowed funds	(50,831)	17,365	74,961
Proceeds from issuance of subordinated debentures	23,100	—	—
Proceeds from issuance of common shares, net of share issuance costs	1,650	3,281	3,798
Proceeds from issuance of common shares - Share Option Plans	93	197	274
Cash dividends paid	(2,738)	(7,294)	(6,614)
Cash paid in lieu of fractional shares	—	—	(3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	89,989	20,923	96,960

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,193	(6,564)	(4,008)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,171	24,735	28,743

CASH AND CASH EQUIVALENTS AT END OF YEAR	$86,364	$18,171	$24,735

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(44,316)	$15,083	$14,696

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(3,680)	(3,743)	(1,727)
Equity in trust	(5)	(2)	(23)
Depreciation and amortization	1,811	1,822	1,653
Stock based compensation - stock option plans	158	—	249
Provision for loan and lease losses	42,089	1,804	2,200
Provision for off-balance sheet commitments	604	896	—
Provision(benefit) for deferred taxes	1,620	(453)	(393)
Gain on sale of securities	(890)	(1,156)	(721)
Other-than-temporary impairment losses	20,649		—
Gain on sale of loans	(1,481)	(414)	(310)
Goodwill impairment	8,134	—	—
Gain on sale of other real estate	(309)	(520)	—
Gain on sale of other assets	—	(3)	(26)
Increase/(decrease) in interest payable	(1,152)	(2,660)	73
Increase/(decrease) in accrued expenses and other liabilities	(606)	2,221	1,562
Increase in prepaid expenses and other assets	(19,095)	(2,689)	(1,511)
Increase in interest receivable	441	1,029	411

Total adjustments	48,288	(3,868)	1,437

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,972	$11,215	$16,133

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007 (in thousands, except share data)

				ADD’L		ACCUMULATED OTHER COMPREHENSIVE
	COMPREHENSIVE	COMMON SHARES		PAID-IN	RETAINED	INCOME/
	INCOME (LOSS)	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCES, JANUARY 1, 2007	—	15,497,711	$19,373	$52,418	$25,141	$(70)	$96,862
Comprehensive Income:
Net income for the year	$14,696	—		—	14,696	—	14,696
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $1,394	(2,589)	—		—	—	—

Less: Reclassification adjustment for gain or loss included in income (tax effect of $252)	469	—		—	—	—
Total other comp. loss, net of tax	(2,120)					(2,120)	(2,120)
Comprehensive Income	$12,576	—		—	—	(2,120)	$12,576
Cash dividends paid, $0.42 per share	—	—		—	(6,614)	—	(6,614)
Stock-based compensation — Stock Option Plans	—	—		249	—	—	249
Proceeds from issuance of Common Shares - Stock option plans	—	36,088	46	237	(9)	—	274
Proceeds from issuance of Common Shares through dividend reinvestment	—	212,599	264	3,586	(52)	—	3,798
Cash dividends paid in lieu of fractional shares	—	(148)	—	—	(3)	—	(3)
BALANCES, DECEMBER 31, 2007	—	15,746,250	$19,683	$56,490	$33,159	$(2,190)	$107,142
Adjustment to initially adopted ASC 715-60	—	—	—	—	(56)	—	(56)
BALANCES, JANUARY 1, 2008		15,746,250	$19,683	$56,490	$33,103	$(2,190)	$107,086
Comprehensive Income:
Net income for the year	$15,083	—	—	—	15,083	—	15,083
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $10,103	(18,763)	—	—	—	—	—

Less: Reclassification adjustment for gain or loss included in income (tax effect of $404)	752	—	—	—	—	—
Total other comp. loss, net of tax	(18,011)	—	—	—	—	(18,011)	(18,011)
Comprehensive Income	$(2,928)	—	—	—	—	(18,011)	(2,928)
Cash dividends paid, $0.46 per share	—	—	—	—	(7,294)	—	(7,294)
Proceeds from issuance of Common Shares - Stock option plans	—	31,125	39	158	—	—	197
Proceeds from issuance of Common Shares through dividend reinvestment	—	270,553	338	2,943	—	—	3,281
BALANCES, DECEMBER 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Comprehensive Income:
Net loss for the year	$(44,316)	—	—	—	(44,316)	—	(44,316)
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, Net of deferred taxes of $7,798	14,482	—	—	—	—	—	—
Non credit related losses on securities not expected to be sold, net of deferred income tax benefit of $3,858	(7,165)	—	—	—	—	—
Less: Reclassification adjustment for gain or loss included in income (tax effect of $312)	578	—	—	—	—	—
Total other comp. income, net of tax	7,895					7,895	7,895
Comprehensive Income/(Loss)	$(36,421)	—	—	—	—	7,895	(36,421)
Cash dividends paid, $0.17 per share	—	—	—	—	(2,738)	—	(2,738)
Stock-based compensation — Stock Option Plans	—	—	—	158	—	—	158
Proceeds from issuance of Common Shares - Stock option plans	—	15,500	19	74	—	—	93
Proceeds from issuance of Common Shares through dividend reinvestment	—	226,542	283	1,367	—	—	1,650
BALANCES, DECEMBER 31, 2009 (as restated)		16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1.  Organization

First National Community Bancorp, Inc., (the “Company”) is a registered bank holding company under the Bank Holding Company Act of 1956.  It was incorporated under the laws of the Commonwealth of Pennsylvania in 1997.  It is the parent company of First National Community Bank (the “Bank”) and the Bank’s wholly owned subsidiaries FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC.

The Bank provides customary retail services to individuals and businesses through its twenty-one banking locations located in northeastern Pennsylvania.

FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC were formed to hold real estate and/or operate businesses acquired in exchange for debt settlement or foreclosure.

All significant inter-company balances and transactions have been eliminated in consolidation.

During December 2006 the Bank created First National Community Statutory Trust I (“Issuing Trust”) which is wholly owned by the Company.  The trust purpose is to provide an additional funding source for the Company through the issuance of pooled trust preferred securities.

The Company has adopted Accounting Standards Codification 810-10, for the issuing trust.  Accordingly, this trust has not been consolidated with the accounts of the Company.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of its bank subsidiary, First National Community Bank and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry. Certain prior period amounts have been reclassified to conform to the current presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure in the consolidated financial statements and accompanying notes.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the ALLL, security valuations, the evaluation of deferred income taxes and the evaluation of goodwill and other intangibles (including core deposits and loan servicing rights) and impairment of securities.  The current economic environment has increased the degree of uncertainty inherent in these material estimates.

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (the “FASB”) officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All other accounting literature is considered non-authoritative. The issuance of the ASC affects the way companies refer to U.S. GAAP in financial statements and other disclosures. See “New Authoritative Accounting Guidance” section below for a description of recent accounting pronouncements including the dates of adoption and the effect on the results of operations and financial condition.

Securities

We classify investment securities as either held to maturity or available for sale at the time of purchase.  Investment securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Investment securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive income.  Gains and losses on sales of investment securities are recognized using the specific identification method on a trade date basis.  Interest income on investments includes amortization of purchase premiums and discounts. Realized gains and losses are derived based on the amortized cost of the security sold.

Investments in the Federal Reserve Bank and Federal Home Loan Bank stock have limited marketability and are carried at cost in other assets and totaled $11.8 million and $11.1 million at December 31, 2009 and 2008, respectively.  Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh in 2009.

Quarterly, the Company evaluates its investment securities classified as held to maturity or available for sale for OTTI. Unrealized losses on securities are considered to be OTTI when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the issuer’s potential for default, and/or other factors. As a result of the Company’s adoption of new authoritative guidance under ASC Topic 320, “Investments—Debt and Equity Securities” on June 30, 2009, when a held to maturity or available for sale debt security is assessed for OTTI the Company must first consider (a) whether it intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (market risk). In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, the Company considers factors that include, the causes of the decline in fair value such as credit problems, interest rate fluctuations, or market volatility; the severity and duration of the decline; the Company’s ability and intent to hold equity security investments until they recover in value (as well as the likelihood of such a recovery in the near term);  the Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have been or may be impaired.

For equity securities, the entire decline in the value that is considered other-than-temporary is recognized in earnings.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans and Loan Fees

Loans are stated at face value, net of unamortized loan fees and costs and the allowance for loan and lease losses. Interest on all loans is recognized using the effective interest method. Loan origination and commitment fees, as well as certain direct loan origination costs are deferred and the net amount is deferred and amortized as an adjustment of the related loan’s yield.  The Bank is generally amortizing these amounts over the life of the related loans except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated.  For these mortgage loans, the net deferred fees are amortized over an estimated average life of five years.  Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days.  When the interest accrual is discontinued, all unpaid interest is reversed and charged back against current earnings.  Any cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled Debt Restructuring

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as troubled debt restructurings (“TDRs”) and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve a reduction of the rate or an extension of a loan’s stated maturity date.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  The Bank was committed to lend additional funds to one of the loans classified as a troubled debt restructuring which was performing according to terms in 2009.

Loan Impairment

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans which are identified as troubled debt restructures (“TDRs”) or are non-accrual substandard or doubtful loans are considered impaired.  Impaired loans are analyzed individually for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.   For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a current market value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Impaired loans or portions thereof are charged-off promptly upon determination that all or a portion of any loan balance is uncollectible.  A loan is considered uncollectible when the borrower is delinquent in principal or interest repayment and it is unlikely that the borrower will have the ability to pay the debt in a timely manner, collateral value is insufficient to cover the outstanding indebtedness and the guarantors (if applicable) do not provide adequate support for the loan.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the ALLL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on qualitative factors and historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  Various banking regulators, as an integral part of their examination of the Company, also review the ALLL.  Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.  Additionally, the ALLL is determined, in part, by the composition and size of the loan portfolio.

As noted above, the Company changed its policy for determining the ALLL effective for 2009.  The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers pools of loans that are performing as agreed and is based on historical loss experience adjusted by qualitative factors.  These groups of homogeneous loans are evaluated collectively by risk in loan pools generally by industry or loan type.  Accordingly, the Bank does not separately identify individual loans in these pools for impairment disclosures.

Other Real Estate Owned (“OREO”)

Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and real estate classified as in-substance foreclosures are held for sale and are initially recorded at fair value at the date of acquisition less estimated selling expenses.  Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. At the date of acquisition, any write down to fair value less estimated selling costs is charged to the allowance for loan losses.  Subsequent to acquisition, valuations are periodically performed and a valuation allowance is established if fair value less estimated selling costs is less than the carrying value.  Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

Mortgage Banking Activities

Mortgage loans originated by the Bank and intended for sale are carried in the secondary market at the time of origination at the lower of aggregate cost or market.  Net unrealized losses are recorded as a valuation allowance and charged to earnings.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan. Gains on the sales of loans at December 31, 2009 and 2008 were $1.5 million and $414 thousand, respectively.  Loans held for sale are generally sold with loan servicing rights retained by the Company.  At December 31, 2009 and 2008, loans held for sale in the amounts of $442 thousand and $834 thousand, respectively, were included in Other Assets on the accompanying consolidated balance sheets.

Servicing

Servicing assets are reported in other assets and amortized in proportion to and over the period during which estimated servicing income will be received.  Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Loan servicing income is recorded when earned and represents servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  The Company has fiduciary responsibility for related escrow and custodial funds.

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans originated by the Bank, a portion of the cost of originating the loan is allocated to the servicing retained right based on relative fair value.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternately, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in intangible assets and are amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche.  If the Bank later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation.  Routine maintenance and repair expenditures are expensed as incurred while significant expenditures for improvements are capitalized.  Depreciation expense is determined on the straight-line method over the following ranges of useful lives:

Buildings and improvements	10 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	5 to 30 years

Goodwill and Intangible Assets

In connection with the purchase of the Honesdale branch during 2006, the Company acquired intangible assets of $9.8 million.  Of that amount, $1.7 million results from a core deposit premium subject to periodic amortization over the useful life of 10 years.  Goodwill of $8.1 million, which is not subject to amortization, arose in connection with the acquisition.  In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009 (the “Measurement Date”).  The analysis included a combination of a market approach based analysis of comparable transactions, change of control premiums paid, a discounted cash flow analysis of the potential dividends of the company and the assessment of the fair value of the Company’s balance sheet as of the Measurement Date. As a result of the analysis, the $8.1 million was charged off as of December 31, 2009.

The following table displays the changes in the carrying amount of goodwill during the period (in thousands):

	Goodwill	Accumulated Impairment
Balance as of January1, 2009	$8,134	$—
Impairment write-off	(8,134)	(8,134)
Balance as of December 31, 2009	$—	$(8,134)

Intangible assets subject to amortization include core deposit premium paid in connection with the Bank’s Honesdale branch acquisition during November 2006 and mortgage servicing rights recorded on loans originated by the Bank in the secondary market for which servicing rights have been retained.  Amortization expense associated with these intangible assets is being recorded using the straight-line method over their estimated useful lives of 10 years and 6.3 years, respectively.  Intangible assets subject to amortization are reviewed by management at least annually for potential impairment and whenever events or circumstances indicate that carrying amounts may not be recoverable.

Income Taxes

The Bank recognizes income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized.

The Company files a consolidated Federal income tax return.  Under tax sharing agreements, each subsidiary provides for and settles income taxes with the company as if it would have filed on a separate return basis.

Effective January 1, 2007, the Company adopted ASC 740.  ASC 740 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold.  Generally, federal funds are purchased and sold for one day periods.

Earnings per Share

For the Company, the numerator of both the basic and diluted earnings per common share is net income available to common shareholders The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For the Company, common share equivalents are outstanding stock options to purchase the Company’s common shares.

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007:

Years ended December 31,

	2009	2008	2007
	(in thousands, except for share data)
Net income (loss)	$(44,316)	$15,083	$14,696

Basic weighted-average number of common shares outstanding	16,169,777	15,862,335	15,601,377
Plus: Common share equivalents	—	83,814	184,651
Diluted weighted-average number of common shares outstanding	16,169,777	15,946,149	15,786,028

Earnings per common share:
Basic	$(2.74)	$0.95	$0.94
Diluted	$(2.74)	$0.95	$0.93

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented.  Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive stock options equaled approximately 366,248, 197,749 and 0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  All options are charged against income at their fair value.  Awards granted vest immediately and are exercisable six months from the date of the grant.  The entire expense of the award is recognized in the year of grant.

Bank-Owned Life Insurance

The Company has purchased insurance on the lives of certain groups of employees as a future source of funding for Company liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Operations. The cash surrender value of bank owned life insurance is reflected in “Other Assets” on the Consolidated Balance Sheets in the amount of $25.2 million and $24.4 million at December 31, 2009 and 2008, respectively. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $85,699 and $59,996 as of December 31, 2009 and 2008, respectively, and is reflected in “Other Liabilities” on the Consolidated Balance Sheets.

The accounting treatment for these policies, which was issued under ASC Topic 715, “Compensation—Retirement Benefits” was effective for fiscal years beginning after December 15, 2007. As permitted by ASC Topic 715, the Company recognized this change in accounting principle as of January 1, 2008, through a cumulative-effect charge to retained earnings totaling $56 thousand.

Fair Value Measurement

The Company uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  Securities available-for-sale are recorded at their estimated fair value on a recurring basis.  Additionally, from time to time, the Company may be required to recognize adjustments to other assets at fair value on a nonrecurring basis, such as impaired loans, securities investments and OREO.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities: it is not a forced transaction.

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level hierarchy for disclosure of fair value measurement and provides disclosure requirements about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of the fair value hierarchy are:

•                 Level 1 valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

•                 Level 2 valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

•                 Level 3 valuation is derived from other valuation methodologies including discounted cash flow models and similar techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

New Authoritative Accounting Guidance

ASC Topic 320, “Investments—Debt and Equity Securities.” Effective April 1, 2009, the Company adopted new authoritative accounting guidance issued under ASC Topic 320 that requires an entity to (a) separately present, in the financial statements, where the components of accumulated other comprehensive income are reported, amounts recognized in accumulated other comprehensive income related to held-to-maturity and available-for-sale debt securities for which an OTTI has been recognized and (b) recognize in earnings only the portion of the impairment related to a credit loss. This new guidance also requires that management assert (a) it does not have the intent to sell the security, and (b) if the entity does not intend to sell the security, it is not more likely than not it will be required to sell the security before recovery of its amortized cost basis.  The Company recognized OTTI charges on securities of $20.6 million, $0, and $ 0 in 2009, 2008 and 2007, respectively, in the consolidated statements of operations.  The portion of loss recognized in other comprehensive income (before taxes) was $15.0 million, $0 and $0 in 2009, 2008 and 2007, respectively.  For 2009, the OTTI charges relate mainly to estimated credit losses on pooled trust preferred securities.

ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company’s adoption of the new consolidation guidance under ASC Topic 810 on January 1, 2009 did not have a significant impact on the Company’s financial condition or results of operations.

Accounting Standards Update No. 2009-17 under ASC Topic 810 amends previously issued U.S. GAAP for consolidation of variable interest entities to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new guidance under ASC Topic 810 is effective on January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures.” Effective August 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 820 for determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying transactions that are not orderly. The new provision provides additional guidance for estimating fair value and includes additional factors for identifying circumstances that indicate a transaction is not in an orderly market. The model includes evaluating the significance and relevance of the factors to determine whether, based on the weight of the evidence, there has been a significant decrease in the volume and level of activity for the asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transaction or the quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The new guidance also requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the new provisions and to quantify its effects. See Note 5 below for discussion of the impact on valuation of certain investment securities due to the adoption of the new guidance under ASC Topic 820 and the impact to the consolidated financial statements.

Accounting Standards Update No. 2009-05 under ASC Topic 820 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with the principles of ASC Topic 820, such as an income approach or a market approach. The update clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate adjustment relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance also clarifies that the quoted price for an identical liability traded as an asset in an active market would also be a Level 1 measurement, provided that the quoted price does not need to be adjusted to reflect factors specific to the asset that do not apply to the fair value measurement of the liability. The amendments are effective for interim and annual reporting periods ending after August 28, 2009.  The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-06 under ASC Topic 820 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosure: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2009-12 under ASC Topic 820 amends Subtopic 820-10 to permit a reporting entity to measure the fair value of certain investments on the basis of net asset value per share of the investment (or its equivalent).  This update also requires new disclosure, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. The new guidance under ASC Topic 820 became effective for financial statements issued for periods ending after December 15, 2009. The Company’s adoption of this new authoritative guidance did not have a significant impact on the Company’s consolidated financial statements.

ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new guidelines define (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new guidance under ASC Topic 855 became effective for financial statements issued for periods ending after June 15, 2009.  This ASC did have a significant impact on the Company’s financial statements related to determining OTTI on investments (see Note 5 — “Securities”) and determining the ALLL (see Note 6 — “Loans”) as of December 31, 2009.

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, (i) enhances reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (ii) eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (iii) requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new guidance under ASC Topic 860 is effective on January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements that conform to the current year’s presentation. Such reclassifications had no impact on net income.

Note 3.  Restatement of Consolidated Financial Statements

The Company concluded that it would revise its financial statements to properly account for its ALLL, the provision for off-balance sheet commitments, OTTI of the Company’s securities portfolio, deferred loan fees and costs, goodwill impairment charge and the accounting for the deferred tax asset.

The Company has revised its financial statements from those included in the Original Report as follows:

•                  Impaired loans, previously reflected as an increase to the specific component of the ALLL, have been charged off and the reserve reduced, resulting in a reduction in the loan balance and an increase to the provision for loan and lease losses.  The general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass,” “Special Mention” or “Accruing and Substandard” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge offs on impaired loans.

•                  The reserve for off-balance sheet commitments was previously calculated using all commitments and assumed that these commitments would be fully funded.  This methodology was revised to provide a reserve on letters of credit and construction commitments.  In addition, individual analyses were performed on the aforementioned commitments to borrowers considered to be impaired.  Based on these changes, the reserve for off-balance sheet commitments was reduced.

•                  OTTI with respect to our PreTSLs, previously calculated assuming that 50% of issuers who deferred would recover within two years, and in reliance on one expected default rate for all issuers and on fair market value data obtained from two outside service providers, including a third-party who had sold the Company the PreTSLs included in the securities portfolio was recalculated using cash flow models assuming specific deferred issuers of securities default immediately, using default rates specific to each bank issuer based on an analysis of its financial trends, and employing certain assumptions in determining the fair value of the securities. The change in the methodology resulted in an additional impairment charge through earnings.

•                  Additional OTTI was recorded with respect to securities whose issuers defaulted or deferred payments between the first quarter of 2010 and the date of this amendment, after the Company reviewed its subsequent events analysis and determined that these events reflected issuer credit impairments that existed as of 2009.

•                  Additional loan fees and costs were capitalized and amortized after the Company determined that it had not capitalized a sufficient portion of loan fees and costs and had not done so consistently by loan type.

•                  In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the

Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009 (the “Measurement Date”) and, as a result of the analysis, $8.1 million of goodwill that arose in connection with the Company’s acquisition of its Honesdale branch was charged off as of December 31, 2009.

•                  Recorded adjustments to the income tax benefit and the deferred tax asset and related reserve to reflect the changes to the financial statements.

The following tables set forth the consolidated restated financial statements for the year ended December 31, 2009 previously filed in the Original Report.

The following is a summary of the adjustments to the Company’s previously filed consolidated balance sheet as of December 31, 2009:

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	December 31,			December 31,
	2009	Adjustments	Reclassifications	2009
	As Reported	Increase/(Decrease)	Increase/(Decrease)	As Restated
Assets

Cash and Cash Equivalents:
Cash and due from banks	$24,189	—	—	$24,189
Federal Funds Sold	62,175	—	—	62,175

Total cash and cash equivalents	86,364	—	—	86,364

Securities:
Available-for-sale, at fair value (b)(c)(h)	259,955	$(7,009)	—	252,946
Held-to-maturity, at cost (fair value $1,788)	1,899			1,899
Federal Reserve Bank and FHLB Stock, at cost (j)	11,779	—	$(11,779)	—

Loans, net of allowance for loan and losses of $22,458 (d)(e)(f)(g)	927,324	(9,808)	—	917,516
Premises and equipment	20,667		—	20,667
Accrued interest receivable (c)	4,186	59	—	4,245
Intangible assets	1,794		—	1,794
Goodwill (i)	8,134	(8,134)		—
Other assets (j)(k)	73,309	(4,187)	11,779	80,901

Total assets	$1,395,411	$(29,079)	$—	$1,366,332

Liabilities

Deposits:
Demand	$85,370			$85,370
Interest-bearing demand	352,631			352,631
Savings	86,455			86,455
Time ($100,000 and over)	238,839			238,839
Other time	308,313			308,313

Total deposits	1,071,608			1,071,608

Borrowed Funds (l)	217,467		$(217,467)	—
FHLB advances (l)	—		183,830	183,830
Subordinated debentures (l)	—		23,100	23,100
Junior subordinated debentures (l)	—		10,310	10,310
Other debt (l)	—		227	227
Accrued interest payable (m)	2,880		184	3,064
Other liabilities (a)(m)	12,323	$(1,030)	(184)	11,109

Total liabilities	1,304,278	(1,030)	—	1,303,248

Shareholders’ Equity
Common stock, ($1.25) Authorized 50,000,000 shares in 2009 Issued and outstanding: 16,289,970 shares in 2009	20,362			20,362
Additional paid-in capital	61,190			61,190
Retained earnings (n)	26,854	(33,016)		(6,162)

Accumulated other comprehensive income (loss) (h)	(17,273)	4,967		(12,306)

Total shareholders’ equity	91,133	(28,049)		63,084
Total liabilities and shareholders’ equity	$1,395,411	$(29,079)	$—	$1,366,332

(a) Reduction in provision for off-balance sheet commitments after change in methodology

(b) Additional OTTI recorded on available for sale securities

(c) Reversal of interest capitalized for payments in kind

(d) Allowance for impaired loan and lease losses booked after change in methodology

(e) Additional charge-offs of loans

(f) To record loan fees and costs in accordance with ASC 310 Receivables

(g) Amortization of loan fees and costs in accordance with ASC 310 Receivables

(h) Reversal of Other Comprehensive Income for those securities where additional OTTI was recognized

(i) Write-down of Goodwill related to impairment

(j) Reclassification of FHLB and FRB stock from Securities to Other Assets

(k) Record revised benefit for income taxes

(l) Reclassification of FHLB advances, subordinated and junior subordinated debentures and other debt from borrowed funds

(m) Reclass accrued interest on Subordinated and Junior subordinated debentures.

(n) Reduction in retained earnings as a result of the restatement.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share data)

The following is a summary of the adjustments to our previously issued consolidated statement of operations for the year ended December 31, 2009:

		Twelve Months Ended
	December 31, 2009 As reported	Adjustments Increase/(Decrease)	Reclassifications Increase/(Decrease)	December 31, 2009 As restated
Interest Income
Interest and fees on loans (g)	$51,504	$(166)	$—	$51,338
Interest and dividends on securities:
U.S. Treasury and government agencies	6,427	—	—	6,427
State and political subdivisions	5,203	—	—	5,203
Other securities (c)	1,474	(142)	—	1,332
Total interest and dividends on securities	13,104	(142)	—	12,962
Interest on federal funds sold	98	—	—	98
Total Interest Income	64,706	(308)	—	64,398
Interest Expense
Interest-bearing demand	3,725	—	—	3,725
Savings	589	—	—	589
Time ($100,000 and over)	5,097	—	—	5,097
Other time	8,010	—	—	8,010
Borrowed funds interest expense (k)	7,775	—	(7,775)	—
Interest on FHLB Advances (k)	—	—	6,979	6,979
Interest on subordinated debentures (k)	—	—	471	471
Interest on junior subordinated debentures(k)	—	—	277	277
Interest on other debt (k)	—	—	48	48
Total interest expense	25,196	—	—	25,196
Net interest income before provision for loan and lease losses	39,510	(308)	—	39,202
Less: Provision for loan and lease losses (d)	31,950	10,139	—	42,089
Net Interest Income After Provision for loan and lease losses	7,560	(10,447)	—	(2,887)
Other Income
Service charges	2,863	—	—	2,863
Net gain on the sale of securities	890	—	—	890
Gross other-than-temporary impairment (“OTTI”) losses(b)	(30,449)	(5,235)	—	(35,684)
Portion of loss recognized in other comprehensive income (before taxes) (b)	24,250	(9,215)	—	15,035
Net impairment losses recognized in earnings (b)	(6,199)	(14,450)	—	(20,649)
Net gain on the sale of loans	1,481	—	—	1,481
Net gain on the sale of other real estate	309	—	—	309
Net gain on the sale of other assets	—	—	—	—
Other (e)	2,686	—	569	3,255
Total Other Income	2,030	(14,450)	569	(11,851)

Other Expenses
Salaries and employee benefits (e) (f)	12,083	(497)	569	12,155
Occupancy expense (i)	2,219	(1)	—	2,218
Equipment expense (i)	1,829	(1)	—	1,828
Advertising expense	713	—	—	713
Data processing expense	1,928	—	—	1,928
FDIC Assessment	2,782	—	—	2,782
Bank shares tax	898	—	—	898
Expense of other real estate	1,250	—	—	1,250
Provision for off-balance sheet commitments (a)	1,634	(1,030)	—	604
Goodwill Impairment (l)	—	8,134	—	8,134
Legal expenses (j)	—	—	591	591
Other operating expenses (j)	5,662	—	(591)	5,071
Total Other Expenses	30,998	6,605	569	38,172
Income (Loss) Before Income Taxes	(21,408)	(31,502)	—	(52,910)
Provision (credit) for income taxes (h)	(10,107)	1,513	—	(8,594)
Net (Loss)	$(11,301)	$(33,015)	$—	$(44,316)
Loss Per Share:
Basic	$(.70)	(2.04)	—	$(2.74)
Diluted	$(.70)	(2.04)	—	$(2.74)
Weighted Average Number of Shares Outstanding
Basic	16,169,777	—	—	16,169,777
Diluted	16,169,777	—	—	16,169,777

(a) Reduction in provision for off-balance sheet commitments after change in methodology

(b) Additional OTTI recorded on available for sale securities

(c) Reversal of interest capitalized for payments in kind

(d) Additional provision for impaired loan and lease losses booked after change in methodology

(e) Reclassification of Bank Owned Life Insurance Income from expense to income

(f) To record loan fees and costs in accordance with ASC 310 Receivables

(g) Amortization of loan fees and costs in accordance with ASC 310 Receivables

(h) Record correct income tax benefit

(i) To adjust for correct rounding

(j) Reclassification of legal fees from other operating expenses

(k) Reclassification of interest on FHLB advance subordinated and junior subordinated debentures and other debt from borrowed funds interest expense.

(l) To record goodwill impairment

Note 4.  RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank.  The amount of those reserve balances for the reserve computation period which included December 31, 2009 was $1.16 million, which amount was satisfied through the restriction of vault cash.

In addition, the Bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services.  At December 31, 2009, the amount of these balances was $750 thousand.

Note 5.  SECURITIES

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities available for sale are as follows:

Available-for-sale securities:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2009 (in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$28,734	$78	$1,723	$27,089
Obligations of state and political subdivisions	122,052	2,591	5,973	118,670
Collateralized mortgage obligations:
Government sponsored agency	52,968	897	370	53,495
Private label	24,154	17	3,112	21,059
Residential mortgage-backed securities	26,152	1,321	31	27,442
Pooled Trust Preferred Senior Class	3,848	—	2,457	1,391
Pooled Trust Preferred Mezzanine Class	12,459	—	10,040	2,419
Corporate debt securities	500	—	144	356
Equity securities	1,010	15	—	1,025
Total available-for-sale securities	$271,877	$4,919	$23,850	$252,946

December 31, 2008 (in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$32,426	$525	$718	$32,233
Obligations of state and political subdivisions	106,010	920	7,287	99,643
Collateralized mortgage obligations:
Government sponsored agency	28,042	1,181	—	29,223
Private label	40,989	—	9,149	31,840
Residential mortgage-backed securities	28,827	1,234	—	30,061
Pooled Trust Preferred Senior Class	3,964	—	1,189	2,775
Pooled Trust Preferred Mezzanine Class	30,646	—	15,769	14,877
Corporate debt securities	5,065	—	791	4,274
Equity securities	1,010	—	36	974
Total available-for-sale securities	$276,979	$3,860	$34,939	$245,900

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities held to maturity at December 31, 2009 and 2008 are as follows:

Held-to-maturity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
December 31, 2009	Cost	Gains	Losses	Value
Obligations of state and political subdivisions	$1,899	$—	$111	$1,788

December 31, 2008
Obligations of state and political subdivisions	$1,808	$1	$35	$1,774

At December 31, 2009 and 2008, securities with a carrying amount of $187.9 million and $183.2 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities (in thousands) at December 31, 2009 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
			Net
	Amortized	Fair	Carrying	Fair
	Cost	Value	Value	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	1,649	1,721	—	—
After Five Years through Ten Years	7,736	7,743	459	435
After Ten Years	159,218	141,486	1,440	1,353
Collateralized mortgage obligations	77,122	74,554	—	—
Mortgage-backed securities	26,152	27,442	—	—
Total	$271,877	$252,946	$1,899	$1,788

Gross proceeds from the sale of securities for the years ended December 31, 2009, 2008 and 2007 were $37.2 million, $65.2 million and $76.2 million, respectively, with the gross realized gains being $1.4 million, $1.2 million and $1.1 million, respectively, and gross realized losses being $486 thousand, $54 thousand and $406 thousand, respectively.

The table below indicates the length of time that individual securities available-for-sale have been in a continuous unrealized loss position at December 31, 2009:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$12,527	$215	$9,588	$1,508	$22,115	$1,723
Obligations of state and political subdivisions	30,266	1,274	16,904	4,699	47,170	5,973
Collateralized mortgage obligations:
Government sponsored agency	31,733	370	—	—	31,733	370
Private label	—	—	13,591	3,112	13,591	3,112
Residential mortgage-backed securities	3,585	31	—	—	3,585	31
Pooled trust preferred senior class	—	—	1,391	2,457	1,391	2,457
Pooled trust preferred mezzanine class	—	—	2,419	10,040	2,419	10,040
Corporate debt securities	—	—	356	144	356	144
Equity Securities	—	—	—	—	—	—
Total	$78,111	$1,890	$44,249	$21,960	$122,360	$23,850

The table below indicates the length of time individual securities available-for-sale have been in a continuous unrealized loss position at December 31, 2008:

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$15,602	$718	$—	$—	$15,602	$718
Obligation of state and political subdivisions	42,643	2,487	26,733	4,800	69,376	7,287
Collateralized mortgage obligations:
Government sponsored agency	—	—	—	—	—	—
Private Label	26,762	7,583	5,078	1,565	31,840	9,148
Residential mortgage-backed securities	—	—	—	—	—	—
Pooled trust preferred senior class	2,775	1,189	—	—	2,775	1,189
Pooled trust preferred mezzanine class	3,720	3,462	11,156	12,307	14,876	15,769
Corporate debt securities	—	—	4,274	791	4,274	791
Equity securities	—	—	964	36	964	36
Total	$91,502	$15,439	$48,205	$19,499	$139,707	$34,938

At December 31, 2009, excluding PLCMOs and PreTSLs, 163 of the Company’s debt securities holdings having unrealized losses depreciated 7.25% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations.  Sixty six (66%) percent of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, eight of the Company’s PLCMOs having realized OTTI losses of $2.2 million and unrealized losses of $2.5 million have depreciated 36.90% from their amortized cost basis.

At December 31, 2009, seven of the Company’s PreTSLs having realized OTTI losses of $18.4 million and unrealized losses of $12.5 million have depreciated 89.02% from their amortized cost basis.

Effective June 30, 2009, the Company adopted ASC Topic 320, “Investments—Debt and Equity Securities.” Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be OTTI when the Company believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the adoption of the new authoritative guidance, when a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other than temporary, the Company considers factors that include:

•	the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;
•	the severity and duration of the decline;
•	the Company’s ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term;
•

the Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have or may be impaired.

Based on the Company’s evaluation at December 31, 2009, the Company has determined that the decreases in estimated fair value are temporary with the exception of eight PLCMOs and seven PreTSLs.  The Company’s discounted estimate of projected cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings for the year ending December 31, 2009 of $20.6 million.

OTTI of Private Label CMOs:

The following PLCMOs were determined to be credit impaired resulting in a charge to earnings (in thousands): (as restated)

				S&P		Credit	Credit
	Book	Fair	Unrealized	credit	Collateral	Impairment,	Impairment,
Description	value	value	gain/loss	rating	type	this period	cumulative
RAST 2006 - A10 A5	$1,000	$690	$(310)	CCC	ALT-A30	$277	$277
RAST 2006 - A8 2A2	898	782	(116)	CCC	ALT-A30	414	414
CWALT 2007 - 7T2 A12	1,988	1,692	(296)	CCC	ALT-A30	282	282
RALI 2006 - QS 16 A10	985	802	(183)	CCC	ALT-A30	354	354
RALI 2006 - QS4 A2	1,516	983	(533)	CCC	ALT-A30	379	379
HALO 2007 — 1 3A6	1,468	636	(832)	CCC	WH30	79	79
WMALT 2006 - 2 2CB	872	884	12	CCC	ALT-A30	434	434
PRIME 2006 — 1 1A1	2,016	1,736	(280)	CCC	WH30	41	41
Total	$10,743	$8,205	$(2,538)			$2,260	$2,260

The OTTI analysis relies on a review of the individual loans that provide the collateral for each security. This information is then used to develop default and severity assumptions over a future horizon for each security. The factors involved in constructing these assumptions are:

•                  MSA (Metropolitan statistical area), Geographic location

•                  HPI (Home Price Index) of specific MSAs

•                  Loan Balance

•                  Rate Premium

•                  LTV (both individual and combined if there are other loans)

•                  FICO

•                  Loan Purpose (cash-out versus purchase)

•                  Documentation

•                  Loan Structure

•                  Occupancy Status

•                  Property Type

•                  Borrower Payment History

•                  Historical delinquency and roll/curve rates

Adjustments are made to the default/severity vectors that may be warranted given the current environment. The Company then applies a fairness check to each vector to review whether future default/severity assumptions are “in line” with current observable performance. The data used to perform this analysis is provided by a third party provider and the individual loan performance.

Once the Company has default/severity assumptions for the underlying collateral (on a deal specific basis), the Company then has to understand how the timing of losses impacts each specific bond/tranche and how each cash flow changes over time. The default and severity vectors are modeled using a third party cash flow model and both total collateral and tranche specific cash flows are established. The Company then computes various metrics based on the resulting tranche cash flows:

•                  Total Collateral Principal Loss

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

A security is considered to be other-than-temporarily-impaired if the analysis results in a change of cash flow from the original expectation which indicates that there is the potential that all principal and/or interest may not be received. Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers. The results are recognized through earnings as they become available. Information discovered subsequent to the balance sheet date but prior to the filing date is included in the OTTI analysis. As a result, the Company recorded $2.2 million in credit losses related to OTTI for PLCMOs for the full year period ended December 31, 2009.

The table below illustrates the percentage of the current balance of each PLCMO that was delinquent, in foreclosure, in OREO and the trailing 3 month loss severity that was used in our December 31, 2009 OTTI calculations.

Security	60-89 Days Delinquent	90+ Days Delinquent	Foreclosure	OREO	3 Month Severity	Projected Default Severity
RAST 2006-A10 A5	2.09%	4.85%	14.81%	3.01%	56.53%	36.85%
RAST 2006-A8 2A2	4.04%	4.88%	13.92%	3.54%	61.29%	58.07%
CWALT 2007-7T2 A12	3.81%	14.50%	12.37%	0.91%	66.55%	57.79%
RALI 2006-QS 16 A10	2.92%	8.46%	17.45%	1.22%	55.22%	63.15%
RALI 2006-QS4 A2	3.56%	6.21%	11.74%	0.97%	64.10%	47.47%
HALO 2007-1 3A6	2.95%	9.09%	7.09%	0.93%	60.87%	48.32%
WMALT 2006-2 2CB	3.11%	7.98%	11.10%	1.25%	21.85%	72.05%
PRIME 2006-1 1A1	1.55%	9.50%	4.55%	1.69%	39.38%	50.00%

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of December 31, 2009, the book value of our PreTSLs totaled $16.3 million with an estimated fair value of $3.8 million and is comprised of seven securities each of which is collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches and the mezzanine tranches all possess credit ratings below investment grade.  During 2009, all of the pooled issues were downgraded by Moody’s Investor Services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  As of December 31, 2009, five of these securities had no excess subordination and two had excess subordination which ranged from 0.8% to 9.0% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of December 31, 2009:

Security	Performing Collateral	Bonds Outstanding	Excess/ Insufficient Collateral	Coverage Ratio	Excess Subordination	Current Number of Performing Issuers	Actual Deferrals / Defaults as a % of Current Collateral	Expected Future Default Rate
	(in thousands)
PreTSL VIII	$239,300	$395,835	$(156,535)	60.5%	N/A	24	43.7%	2.88%
PreTSL IX	313,520	339,943	(26,423)	92.2%	N/A	36	30.3%	1.40%
PreTSL X	289,750	386,273	(96,523)	75.0%	N/A	38	42.1%	1.54%
PreTSL XI	458,995	483,756	(24,761)	94.9%	N/A	50	23.7%	1.97%
PreTSL XIX	558,035	553,623	4,412	100.8%	0.8%	62	20.3%	1.84%
PreTSL XXVI	702,700	644,439	58,261	109.0%	9.0%	58	27.1%	1.10%
PreTSL XXVIII	292,850	310,160	(17,310)	94.4%	N/A	43	18.8%	2.03%

The following list details information for each of the Company’s PreTSLs as of December 31, 2009: (as restated)

Security	Class	Book Value	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Credit Impairment, the period	Credit Impairment, cumulative

PreTSL VIII	Mezzanine	$80	$2	$(78)	Ca / CC	$2,920	$2,920
PreTSL IX	Mezzanine	1,320	253	(1,067)	Ca / CC	1,680	1,680
PreTSL X	Mezzanine	355	12	(343)	Ca / CC	2,645	2,645
PreTSL XI	Mezzanine	2,214	392	(1,822)	Ca / CC	2,786	2,786
PreTSL XIX	Mezzanine	6,111	1,712	(4,399)	B3 / B–	1,064	1,064
PreTSL XXVI	Senior	3,848	1,391	(2,457)	Ba1 / BBB	251	251
PreTSL XVIII	Mezzanine	2,379	48	(2,331)	Ca / CC	7,043	7,043
Total		$16,307	$3,810	$(12,497)		$18,389	$18,389

The Company’s PreTSLs are measured for OTTI within the scope of ASC Topic 325 by determining whether an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2009. The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related OTTI exists.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers. The following provides additional information for each of these variables:

•                  Probability of Default — An issuer level approach is used to analyze each security and default and recovery assumptions are based on the credit quality of the underlying issuers (generally, bank holding companies or insurance companies).  Each bank issuer is evaluated based upon an examination of the trends in its earnings, net interest margin, operating efficiency, liquidity, capital position, level of nonperforming loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio and whether the bank received TARP monies. From this information, each issuer bank that is currently performing is assigned a category of Good, Average, Weak, or Troubled. Default rates are then assigned based upon the historical performance of each category. Additionally, because the information available to the Company regarding the underlying insurance company issuers is more limited than for bank issuers, rather than performing an analysis of each issuer’s results and assigning insurance company issuers to these same categories, the Company uses the Moody’s one year long-term default rate assumption for insurance companies. The historical default rates used in this analysis are:

	Default Rate
Category	Year 1	Year 2	Year 3	Thereafter
Good	0.5%	0.6%	0.6%	0.4%
Average	1.8%	2.3%	2.3%	1.5%
Insurance	1.0%	1.2%	1.2%	0.8%
Weak	5.8%	7.2%	7.2%	4.8%
Troubled	9.7%	12.2%	12.2%	8.1%

Each issuer in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments thus far are assumed to default immediately. A zero percent projected recovery rate is applied to defaults and deferrals. The probability of default is updated quarterly based upon changes in the creditworthiness of each underlying issuer. Timing of defaults and deferrals has a substantial impact on each valuation. As a result of this analysis, each issuer is assigned an expected default rate specific to that issuer.

•                  Estimates of Future Cash Flows — While understanding the composition and characteristics of each bank issuer is important in evaluating the security, certain issuers have a disproportionate impact (both positive and negative) based upon other attributes, such as the interest rate payable by each issuer. Each credit is assessed independently, and the timing and nature of each issuer’s performance is assessed. Once assessed, the expected performance of each issuer is applied to a structural cash flow model. Due to the complexity of these transactions, the expected performance of each unique issuer requires an adherence to the governing documents of the securitization to derive a cash flow. A model produced by a third party is utilized to assist in determining cash flows. Utilization of third party cash flow modeling to derive cash flows from assumptions is a market convention for these types of securities.

•                  Discount Rate — The Company is discounting projected cash flows based upon its discount margin defined at the time of purchase, which constitutes a spread over 3-month LIBOR plus credit premium, consistent with our pre-purchase yield.

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities. During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely. Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $558 thousand and $883 thousand, respectively, to the $20.6 million impairment charge taken during 2009.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities. While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and issuers are evaluated and stressed to determine cash flow. These include but are not limited to interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility.  Issuer level credit considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment. Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny. The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs and PLCMOs considering all available evidence, including information received after the balance sheet date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in an impairment charge to earnings for the year ended December 31, 2009 of $18.4 million and $2.2 million, respectively, for a total impairment charge of $20.6 million.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Other-Than-Temporarily Impaired Securities

December 31, 2009
Beginning Balance January 1, 2009	$—
Credit losses on debt securities for which OTTI was not previously recognized	20,649
Additional credit losses on debt securities for which OTTI was previously recognized	—
Ending Balance December 31, 2009	$20,649

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost in Other Assets and totaled $11.8 million and $11.1 million at December 31, 2009 and 2008, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh during 2009.

Note 6.  LOANS

Major classifications of loans are summarized as follows (in thousands):

	2009 (as restated)	2008
Residential real estate	$137,520	$140,067
Commercial real estate	317,408	320,302
Commercial and industrial loans	220,849	219,821
Construction loans and land development	98,383	130,546
Installment loans	128,392	119,909
Other loans	37,013	34,334
Gross loans	939,565	964,979
Less: Allowance for loan and lease losses	(22,458)	(8,254)
Unearned discount	(298)	(380)
Plus: Loan costs	707	329
Net loans	$917,516	$956,674

Changes in the allowance for loan and lease losses were as follows (in thousands):

	2009 (as restated)	2008	2007
Balance, beginning of year	$8,254	$7,569	$7,538
Recoveries credited to allowance	132	208	1,227
Provision for loan and lease losses	42,089	1,804	2,200
Losses charged to allowance	(28,017)	(1,327)	(3,396)
Balance, end of year	$22,458	$8,254	$7,569

Non-performing loans consist of nonaccrual loans and loans more than 90 days past due.  At December 31, 2009 and 2008, the loans on nonaccrual totaled $25.9 million and $22.3 million, respectively.  OREO is included in other assets and totaled $11.2 million and $2.3 million at December 31, 2009 and 2008, respectively.  The total recorded investment in loans past due ninety days or more and still accruing interest amounted to $117 thousand and $1.2 million at December 31, 2009 and 2008, respectively. At December 31, 2009, OREO consisted of 14 properties with 7 of the properties comprising $10.7 million or 96% of the balance. Troubled debt restructurings were all performing in accordance with the restructured agreements as of December 31, 2009. The total recorded investment in impaired loans, which consists of nonaccrual loans and performing TDRs, amounted to $36.6 million and $22.3 million at December 31, 2009 and 2008, respectively.

The additional interest income that would have been earned on nonaccrual and restructured loans outstanding at December 31, 2009, 2008 and 2007 in accordance with their original terms approximated $2.8 million, $1.1 million and $227 thousand, respectively.  Interest income on impaired loans of $1 thousand, $166 thousand and $0 was recognized for cash payments received in 2009, 2008 and 2007, respectively.

The following schedule reflects non-performing assets and performing TDRs as of December 31 (in thousands):

	2009 (as restated)	2008	2007
Nonaccrual loans	$25,865	$22,263	$3,106
Loans past due 90 days or more and still accruing	117	1,151	904
Total Non-Performing Loans	$25,982	$23,414	$4,010
Other Real Estate Owned	11,184	2,308	2,588
Total Non-Performing Assets	$37,166	$25,722	$6,598
Performing TDRs	$10,743	$—	$—
ALLL related to impaired loans	$3,982	$900	$—

	2009	2008	2007
Average balance of individually impaired loans during the year	$49,430	$885	$—
Interest income recognized during impairment	$976	$—	$40

Individually impaired loans at December 31 were as follows (in thousands):

	2009 (as restated)	2008	2007
Loans with no allocated allowance for loan and lease losses	$11,348	$7,432	$3,106
Loans with allocated allowance for loan and lease losses	25,260	14,831	—
Total balance of loans considered impaired	$36,608	$22,263	$3,106

The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and commercial construction portfolios comprise $411.3 million or 44.8% of net loans at December 31, 2009.  In addition, the Company had commercial real estate and commercial construction loans of $46.0 million or 5.0% of net loans to customers outside Pennsylvania.  Geographic concentrations exist because the Company provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its market areas in Pennsylvania.  Management believes underwriting guidelines and ongoing review by loan review helps to mitigate these risks.

The Bank has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  These loans, letters of credit and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than normal risk of collectability.  See Note 14 for more information about related party transactions.

Note 7.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows (in thousands):

	2009	2008
Land	$4,765	$4,765
Buildings	13,266	10,128
Furniture, fixtures and equipment	10,828	10,253
Leasehold improvements	4,892	4,242
Total	33,751	29,388
Less accumulated depreciation	13,084	11,603
Net	$20,667	$17,785

The increase in capitalized values represents the opening of the Wheeler Avenue branch and the acquisition of facilities to be utilized for future expansion.  Depreciation and amortization expense amounted to $1.5 million, $1.6 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8.  SERVICING

The Company originates one-to-four-family residential loans that it sells on the secondary market but it retains the servicing of those loans.  Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid balances of mortgage and other loans serviced for others were $147.6 million, $120.6 million and $99.5 million at December 31, 2009, 2008 and 2007, respectively.

Mortgage servicing rights in the amount of $463 thousand have been capitalized and amortized by the Bank for loan originations sold in the secondary market during the year ended December 31, 2009.

The fair value of these rights was $962 thousand at December 31, 2009  Fair value has been determined using discount rates ranging from 4.63% to 7.13% and prepayment speeds ranging from 185% to 379%; depending upon the stratification of the specific right.  Based upon this fair value, management has determined that no valuation allowance associated with these mortgage servicing rights is necessary at December 31, 2009.

The following summarizes the activity pertaining to mortgage servicing rights for the year ended December 31, 2009 (in thousands):

Mortgage Servicing Rights
Balance, beginning of year	$355
Mortgage servicing rights capitalized	463
Mortgage servicing rights amortized	(152)
Provision for loss in fair value	—
Balance, end of year	$666

Note 9.  GOODWILL AND INTANGIBLES

In connection with the purchase of the Honesdale branch during 2006, the Company acquired intangible assets of $9.8 million.  Of that amount $1.7 million results from a core deposit premium subject to periodic amortization over the useful life of 10 years.  Goodwill of $8.1 million, which is not subject to amortization, arose in connection with the acquisition.  In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009 (the “Measurement Date”).  The analysis included a combination of a market approach based analysis of comparable transactions, change of control premiums paid, a discounted cash flow analysis of the potential dividends of the company and the assessment of the fair value of the Company’s balance sheet as of the measurement date. As a result of the analysis, the $8.1 million was charged off as of December 31, 2009.

The following table displays the changes in the carrying amount of goodwill during the period (in thousands):

	Goodwill	Accumulated Impairment
Balance as of January1, 2009	$8,134	$—
Impairment write-off	(8,134)	(8,134)
Balance as of December 31, 2009	$—	$(8,134)

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and mortgage servicing rights. These intangible assets are amortized over their estimated useful lives, which range primarily from three to ten years.

A summary of core deposit and other intangible assets as of December 31:

(In thousands)	2009	2008
Core deposit intangibles
Gross carrying amount	$1,650	$1,650
Less: accumulated amortization	522	358
Net carrying amount	1,128	1,292

Identified intangible assets
Gross carrying amount	$955	$492
Less: accumulated amortization	289	137
Net carrying amount	$666	$355

Total intangibles
Gross carrying amount	$2,605	$2,142
Less: accumulated amortization	811	495
Net carrying amount	$1,794	$1,647

Amortization expense on intangible assets with definite useful lives totaled $315 thousand, $249 thousand, $203 thousand, $43 thousand and $0 for 2009, 2008, 2007, 2006 and 2005 respectively.

Amortization expense on intangible assets with definite useful lives is expected to total $341 thousand for 2010, $335 thousand for 2011, $279 thousand for 2012, $249 thousand for 2013, $238 thousand for 2014 and $350 thousand thereafter.

Note 10.  DEPOSITS

Deposits are as follows as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	(in thousands)
Savings	$86,455	$79,526
Interest-bearing demand	352,631	302,058
Demand	85,370	79,760
Other time	308,313	300,496
Time (100,000 and over)	238,839	191,052
Total	$1,071,608	952,892

At December 31, 2009 time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows (in thousands):

	Time Deposits $100,000 and Over	Other Time Deposits	Total
2010	$209,440	$200,613	$410,053
2011	14,631	47,879	62,510
2012	8,287	30,374	38,661
2013	1,382	12,614	13,996
2014	2,095	7,306	9,401
2015 and Thereafter	3,004	9,527	12,531
Total	$238,839	$308,313	$547,152

Investment securities with a carrying value of $124.7 million and $105.3 million at December 31, 2009 and 2008, respectively, were pledged to collateralize certain deposits.

Note 11.  BORROWED FUNDS

Borrowed funds at December 31, 2009 and 2008 include the following (in thousands):

	2009	2008
Treasury Tax and Loan Demand Note	$227	$154
Federal Funds Purchased	—	6,175
Federal Reserve Discount Window	—	10,000
FHLB advances	183,830	218,558
Junior Subordinated Debentures	10,310	10,310
Subordinated Debentures	23,100	—
Total	$217,467	$245,197

Federal funds purchased represent overnight borrowings providing for the short-term funding requirements of the Company’s banking subsidiary and generally mature within one business day of the transaction.  During 2009 the average outstanding balance on these credit lines amounted to $3.3 million and the weighted average rate paid in 2009 was 2.25%.  Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities.  During 2009, the average outstanding balance at the discount window was $3.5 million and the average rate paid was 0.50%.

The following table presents Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh”) advances, junior subordinated debentures and subordinated debentures at their maturity dates (in thousands):

	December 31, 2009
	Amount	Weighted Average Interest Rate
Within one year	$62,000	3.05%
After one year but within two years	58,418	3.22
After two years but within three years	19,382	3.98
After three years but within four years	30,706	3.66
After four years but within five years	5,000	3.47
After five years	41,734	6.22
	$217,240	3.88%

The FHLB of Pittsburgh advances include $140 million with fixed rates and $44 million with variable interest rates.  All advances are collateralized either under a blanket pledge agreement for commercial real estate loans, one to four family mortgage loans, or mortgage-backed securities.  In addition, the Company is required to purchase stock based upon the amount of advances outstanding.  Investment securities with a carrying value of $53.6 million and $48.8 million and loans of $50.2 million and $0 at December 31, 2009 and 2008 respectively, were pledged to collateralize FHLB advances.

At December 31, 2009 the Company had available from the FHLB of Pittsburgh an open line of credit for $101.1 million.  The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request.  In addition, at December 31, 2009, the Company had available overnight re-pricing lines of credit with other correspondent banks totaling $42 million.  At December 31, 2009 and 2008, the Company had $0 and $6.2 million outstanding with correspondent banks and $0 and $10 million outstanding with the Federal Reserve.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2009 and 2008 were $263.0 million and $260.1 million, respectively.

On December 14, 2006, First National Community Statutory Trust I (the “Trust”), a trust formed under Delaware law, that is a subsidiary of the Company, issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036.  The Company owns all of the ownership interest in the Trust.  The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debenture”) issued by the Company.  The interest rate on the Trust Securities and the Debentures will reset quarterly at a spread of 1.67% above the current 3-month Libor rate.  The average interest rate paid on the debenture was 2.69% in 2009 and 4.97% in 2008.  The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company.  Debentures represent the sole assets of the Trust.  Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Company has the option, subject to required regulatory approval of the Federal Reserve, to prepay the trust securities beginning December 15, 2011.  The Company has, under the terms of the Debenture and the related Indenture, as well as, the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debenture.

At December 31, 2009 and 2008, accrued and unpaid interest associated with these Debentures amounted to $9 thousand and $18 thousand, respectively.

The Company has applied ASC 810 to its investment in the Issuer Trust, and as such, it has reflected this investment on a deconsolidated basis.  As a result, the junior subordinated debentures issued by the Issuer Trust, totaling $10.3 million has been reflected in Borrowed Funds in the consolidated balance sheets at December 31, 2009 and 2008 under the caption “Junior Subordinated Debentures”.  The Company records interest expense on the corresponding debentures in its consolidated statement of operations.  The Company also records its common stock investment issued by First National Community Statutory Trust I in “Other Assets” in its consolidated balance sheets at December 31, 2009 and 2008.

On September 1, 2009, the Company offered only to Accredited Investors up to $25.0 million principal amount of unsecured Subordinated Notes Due 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100 thousand and integral multiples of $100 thousand in excess thereof.  The Notes mature on September 1, 2019.  For the first five years from issuance, the Company will pay interest only on the Notes.  Commencing September 1, 2015, the Company is required to pay interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity subject to deferral. Payments of interest will be payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month beginning on December 1, 2009, subject to deferral.  Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015.  Of the $25.0 million offered, the principal balance outstanding for these notes was $23.1 million at December 31, 2009.

Note 12.   BENEFIT PLANS

The Bank has a defined contribution profit sharing plan which covers all eligible employees.  The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded.  Contributions to the plan in 2009, 2008 and 2007 amounted to $375 thousand, $750 thousand and $720 thousand, respectively.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan.  This plan permits eligible participants to elect to defer a portion of their compensation.  At December 31, 2009, elective deferred compensation amounting to $4.1 million plus $3.5 million in accrued interest is included in other liabilities in the accompanying statement of condition.

Note 13.   INCOME TAXES

The provision/(benefit) for income taxes included in the statement of operations is comprised of the following components (in thousands):

	2009	2008	2007
Current	$(10,214)	$5,057	$5,359
Deferred	1,620	(453)	(393)
TOTAL	$(8,594)	$4,604	$4,966

The provision (benefit) for income taxes differs from the amount of income tax determined applying the applicable U.S. Statutory Federal Income Tax Rate (35%) to pre-tax income from continuing operations as a result of the following differences (in thousands):

	2009	2008	2007
Provision/(benefit) at Statutory Tax Rates	$(18,519)	$6,890	$6,882
Add (Deduct):
Tax Effects of Non-Taxable Income	(2,644)	(2,108)	(1,824)
Non-Deductible Interest Expense	234	264	301
Stock Options Exercised	(11)	(51)	(100)
Bank Owned Life Insurance	(309)	—	—
Stock Option Compensation	285	—	—
Change in valuation allowance	12,112	—	—
Other Items Net	258	(391)	(293)
Provision/(benefit) for Income Taxes	$(8,594)	$4,604	$4,966

The components of the net deferred tax assets, included in other assets, at December 31 are as follows (in thousands):

	2009	2008
Allowance for Loan and Lease Losses	$8,413	$3,202
Deferred Compensation	2,643	2,406
Unrealized Holding Losses on Securities Available-for-Sale	6,626	10,878
Stock Based Compensation	—	285
Other-Than-Temporary Impairment	1,889	—
ORE Valuation	152	—
Deferred Intangible Assets	2,300	—
AMT Tax Credits	663	—
Charitable Contribution Carryover	81	—
Gross Deferred Tax Assets	$22,767	$16,771

Deferred Loan Origination Fees	$(266)	$(132)
Deferred Intangible Assets	—	(384)
Depreciation	(251)	(246)
Gross Deferred Tax Liability	$(517)	$(762)
Net Deferred Tax Asset before valuation allowance	22,250	$16,009
Valuation Allowance	$(12,112)	—
Net Deferred Tax Assets	$10,138	$16,009

At December 31, 2009, the Company had recognized $12.2 million of refundable federal income taxes associated with its net operating loss incurred in 2009.

Deferred tax assets associated with unrealized losses on securities available for sale are expected to be realized based on the Company’s ability and intent to hold such securities to maturity. During 2009, the Company recorded a valuation allowance of $12.1 million related to deferred tax assets that would be realizable based only on future taxable income.  The Company believes that it is more likely than not that the remaining deferred tax assets, net of a valuation allowance, will be realized through the Company’s ability to obtain refunds of income taxes previously paid. The company will continue to monitor the realizability of its deferred tax assets and may make changes to the valuation allowance recorded as circumstances change.

As of December 31, 2009, the Company had $231 thousand of charitable contribution carryovers resulting in gross deferred tax assets of $81 thousand. These carryovers will expire after December 31, 2014 if not utilized. In addition, the Company had alternative minimum tax credit carryovers of $663 thousand as of December 31, 2009 that have an indefinite life.

The Company adopted ASC 740 effective January 1, 2007.  At December 31, 2009, the Company had evaluated its tax filings for federal and state tax jurisdictions for which it is subject to taxation for the calendar years 2006 through 2009. These years remain open and can be subject to examination. Based on its evaluation, the Company believes that its income tax filing positions and deductions would be sustained under examination and does not anticipate any adjustments would result in a material change in its financial position. Therefore, no reserves for uncertain income tax positions, including interest and penalties, were required to be recorded at December 31, 2009 pursuant to ASC 740.  The Company records any penalties in non-interest expense in the year they are assessed and records interest expense as non-interest expense in the year it is assessed and is treated as a deductible expense for income tax purposes.

Note 14. RELATED PARTY TRANSACTIONS

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the year ended December 31, 2009.

2009
(in thousands)
Outstanding at beginning of the year	$88,898
New loans and advances	90,949
Repayments / reductions	(74,149)
Outstanding at end of the year	$105,698

At December 31, 2009 loans in the amount of $4.2 million to directors, executive officers and their related parties were not performing in accordance with the terms of the loan agreements.  These loans were guaranteed by two individuals who resigned from the Company’s Board of Directors in 2009.  Also, as of December 31, 2009, additional loans in the amount of $14.1 million to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.  Subsequent to December 31, 2009, an additional $1.2 million of loans to directors, executive officers and their related parties were re-classified to criticized.  As of June 30, 2011, $8.9 million of the loans described above were subsequently charged-off, $6.7 million in loans are non-performing, $1.2 million in loans to directors, executive officers and their related parties are criticized and $1 million in loans were paid in full.  The remaining $1.7 million has been reclassified to a non-criticized risk rating.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2009 and 2008 amounted to $136.5 million and $123.3 million, respectively.  Interest paid on the deposits amounted to $951 thousand and $2.5 million for the years ended December 31, 2009 and 2008.

Except for those loans described in more detail below, loans to directors, executive officers and their related parties (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company or Bank, and (iii) did not involve more than the normal risk of collection or present other unfavorable features.

The Bank extended a line of credit (“line”) to a corporation wholly owned by Mr. Coccia, a director of the Company.  The total aggregate outstanding amount of this line as of December 31, 2009 was $4.2 million.  Mr. Coccia has a participation agreement with the Bank to purchase up to a maximum of a $4 million interest in this line from the Bank.  This line bears interest at a rate of 4.75%.  The largest aggregate outstanding amount of principal outstanding under this line during 2009 was $6 million.  Under the line, $34.2 million was advanced and $30 million in principal and $186 thousand in interest was paid during 2009.  The total amount paid by the Bank to Mr. Coccia with respect to his participation in this line during 2009 was $163,425.00.  The Bank receives a 25 basis point annual servicing fee from Mr. Coccia on the outstanding balance of this line.  As of June 30, 2011, the aggregate amount of principal outstanding on this line was $3.7 million.

The Bank extended loans to Michael G. Cestone, a former director of the Company and the son of Michael J. Cestone, Jr., a director of the Company, to a company majority owned by Mr. Cestone and his son, and a company owned by his son.  The total aggregate outstanding amount of these loans as of December 31, 2009 was $1.6 million.  These loans bear interest at rates ranging from 4.25% to 6.5%.  The largest aggregate amount of principal outstanding under these loans during 2009 was $1.7 million.  $58 thousand in principal and $72 thousand in interest was paid on these loans during 2009.  As of June 30, 2011, the aggregate amount of principal outstanding on these loans was $425 thousand.

The Bank extended loans to companies partially owned by William P. Conaboy, a former director of the Company, and two of his brothers-in-law, to Mr. Conaboy’s brother-in-law, to an entity partially owned by his brother-in-law, to two entities partially owned by his sister and to an entity partially owned by another brother-in-law. Mr. Conaboy provided personal guarantees on the obligations for several of these loans.  The total aggregate outstanding amount of these loans as of December 31, 2009 was $12.4 million.  These loans bear interest at rates ranging from 3.25% to 8.25%.  The largest aggregate amount of principal outstanding under these loans during 2009 was $14.1 million.  $2.6 million in principal and $872 thousand in interest was paid on these loans during 2009.  As of June 30, 2011, the aggregate amount of principal outstanding on these loans was $10.3 million.  As of June 30, 2011, one loan in the amount of $23 thousand to a company partially owned by Mr. Conaboy was paid in full.

The Bank extended a loan which was guaranteed by Michael Conahan, a former director of the Company and two (2) loans to a company partially owned by him and his wife.  The total aggregate outstanding amount of these loans as of December 31, 2009 was $1.7 million.  These loans bear interest at rates ranging from 3.75% to 10.99%.  The largest aggregate amount of principal outstanding under these loans during 2009 was $1.8 million.  $22 thousand in principal and $92 thousand in interest was paid on these loans during 2009.  As of June 30, 2011, the aggregate amount of principal outstanding on these loans was $721 thousand.  As of June 30, 2011, one loan in the amount of $1 million to an entity partially owned by him and his wife was paid in full.

The Bank extended three (3) loans which were guaranteed by Michael Conahan and Michael G. Cestone, both former directors of the Company.  The total aggregate outstanding amount of these loans as of December 31, 2009 was $3.4 million.  These loans bear interest at a rate of 4.25%.  The largest aggregate amount of principal outstanding under these loans during 2009 was $3.9 million.  $483 thousand in principal and $80 thousand in interest was paid on these loans during 2009.  As of June 30, 2011, the aggregate amount of principal outstanding on these loans was $3.4 million.

The Bank extended loans to a limited liability company wholly owned by the daughter and son-in-law of Dominick DeNaples, a director of the Company.  The total aggregate outstanding amount of these loans as of December 31, 2009 was $239 thousand.  These loans bear interest at rates ranging from 3.75% to 8.5%.  The largest aggregate amount of principal outstanding under these loans during 2009 was $255 thousand.  $16 thousand in principal and $11 thousand in interest was paid on these loans during 2009.  As of June 30, 2011, the aggregate amount of principal outstanding on these loans was $216 thousand.

Certain officers and directors and/or their related parties purchased $11 million principal amount of subordinated notes (“Notes”) from the Company in a private placement offering as described in Note 11.  During 2009, the Company has paid and accrued $259 thousand of interest on these Notes.  No principal has been paid on the Notes in 2009.  Principal payments on the Notes are not scheduled to begin until September 1, 2015.  The interest rate on the Notes is 9%. Please refer to Note 11 “Borrowed Funds”.

In the course of it operations, the Company acquires goods and services from and transacts business with various companies of related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The Company recorded payments for these services of $0.7 million, $1.6 million, and $2.1 million in 2007, 2008, and 2009, respectively, including those described below.

John P. Moses, a director of the Company, serves as the Chairman of the Board of a non-profit company that provided health insurance services for the Company.  In 2009, the total amount paid by the Company for the services was approximately $1.3 million.  Mr. Moses does not have any ownership interest in the company nor does he receive any payments in connection with this transaction.

Louis A. DeNaples’ son-in-law is a principal owner of an insurance agency that provides services for the Company.  In 2009, the total amount paid by the Company for the services was approximately $320 thousand and   represents premiums paid for insurance coverage.  Mr. DeNaples son-in-law acts as an agent and derives a commission on the placement of insurance coverage.  These services were awarded based on the results of a competitive bidding process.

Dominick L. DeNaples’ son is an attorney at a law firm that provides legal services to the Company.  In 2009, the total amount paid by the Company for these services was approximately $166 thousand. Mr. DeNaples’ son does not receive any direct payment for these services, additionally, he is not a partner in this firm and therefore does not derive any interest in the profit from these payments.

Mr. Coccia, a director of the Company, wholly owns a company that provides automobile repossession and refurbishment services to the Bank.  In 2009, the total amount paid by the Company for the services was approximately $112 thousand.  Mr. Coccia also owns another company that sells automobiles. The Company has a dealer reserve arrangement with this company and paid out interest of $212 thousand in 2009.

Note 15.   COMMITMENTS

Leases:

At December 31, 2009, the Company was obligated under certain noncancelable leases with initial or remaining terms of one year or more.  Minimum future obligations under noncancelable leases in effect at December 31, 2009 are as follows (in thousands):

	FACILITIES	EQUIPMENT
2010	$474	$126
2011	427	72
2012	237	38
2013	167	20
2014	68	2
2015 and thereafter	210	—
Total	$1,583	$258

Total rental expense under leases amounted to $614 thousand in 2009, $608 thousand in 2008 and $576 thousand in 2007.

Financial Instruments with off-balance sheet commitments:

The Bank is a party to financial instruments with off-balance sheet commitment in the normal course of business to meet the financing needs of its customers.  Such financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet.  The Bank’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

	2009	2008
Commitments to extend credit	$158,125	$189,232
Standby letters of credit	67,678	67,666

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

The aggregate amount of the letters of credit was $67.7 million and $67.7 million at December 31, 2009 and 2008, respectively.

Concentration of Credit Risk:

Cash Concentrations: The Bank maintains cash balances at several correspondent banks.  The aggregate cash balances represent federal funds sold of $62 million and $0; and due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $0 and $7 thousand as of December 31, 2009 and 2008, respectively.

Loan Concentrations:  At December 31, 2009 and 2008, the Bank’s loan portfolio was concentrated in loans in the following industries. All loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Bank.

	December 31, 2009		December 31, 2008
	Amount	% of Loans	Amount	% of Loans
Land subdivision	$74,959	7.98%	$89,040	9.23%
Shopping centers/complexes	36,184	3.85%	41,404	4.29%
Gas stations	26,627	2.83%	27,982	2.90%
Office complexes/units	25,864	2.75%	19,067	1.98%
Solid waste landfills	46,325	4.93%	35,132	3.64%

Other:

The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Note 16.  STOCK OPTION PLANS

On August 30, 2000, the Company’s Board adopted an Employee Stock Incentive Plan in which options may be granted to key officers and other employees of the Company.  The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares.  Options and rights granted under the plan become exercisable six months after the date the options are awarded and expire ten years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued stock.

The Board also adopted on August 30, 2000, the Independent Directors Stock Option Plan for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares.  Compensation expense related to option plans in 2009 and 2008 was $0 and $159 thousand, respectively.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	3.87%	—	2.59%
Expected life	10 years	—	10 years
Expected volatility	27.8%	—	26.5%
Risk-free interest rate	2.99%	—	4.50%

A summary of the status of the Company’s stock option plans is presented below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	325,134	$12.36	360,694	$11.93	349,838	$10.85
Granted	74,600	10.81	—	—	48,625	16.90
Exercised	(15,500)	5.97	(31,125)	6.31	(36,119)	7.61
Forfeited	(17,986)	15.21	(4,435)	19.55	(1,650)	23.13
Outstanding at the end of the year	366,248	$12.18	325,134	$12.36	360,694	$11.93
Options exercisable at year end	366,248	$12.18	325,134	$12.36	312,100	$11.16
Weighted average fair value of options granted during the year		$2.13		$—		$5.11
Stock-Based Compensation Expense		$—		$158,898		$248,474

The total intrinsic values of options exercised during the years ended December 31, 2009, 2008 and 2007 were $34 thousand, $275 thousand and $685 thousand, respectively.  As of December 31, 2009, there was no unrecognized compensation expense.  Cash received from stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $93 thousand, $196 thousand and $275 thousand, respectively.

Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.19-$23.13	366,248	5.4 years	$12.18	366,248	$12.18

As of December 31, 2009, the aggregate intrinsic value of options exercisable was $20 thousand.

Note 17.   REGULATORY MATTERS

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

The Company’s and the Bank’s actual capital positions and ratios as of December 31, 2009 and 2008 are presented in the following table:

CAPITAL ANALYSIS

(in thousands)

	December 31
	2009 (as restated)	2008	2007
Company
Tier I Capital:
Total Tier I Capital	$84,365	$117,285	$109,732
Tier II Capital:
Subordinated notes	$23,100	$—	$—
Allowable portion of allowance for loan and lease losses	14,594	9,150	7,569
Total Tier II Capital	$37,694	$9,150	$7,569
Total Risk-Based Capital	$122,059	$126,435	$117,301
Total Risk-Weighted Assets	$1,158,157	$1,130,824	$1,045,008

Bank
Tier I Capital:
Total Tier I Capital	$103,453	$117,069	$109,397
Tier II Capital:
Allowable portion of allowance for loan and lease losses	14,590	9,150	7,569
Total Tier II Capital	$14,590	$9,150	$7,569
Total Risk-Based Capital	$118,043	$126,219	$116,966
Total Risk-Weighted Assets	$1,157,823	$1,130,490	$1,044,676

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2009 (as restated):	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$122,059	10.54%	$	>92,653	>8.00%	N/A	N/A
Bank	$118,043	10.20%	$	>92,626	>8.00%	$ >115,782	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$84,365	7.28%	$	>46,326	>4.00%	N/A	N/A
Bank	$103,453	8.94%		$46,313	>4.00%	$ >69,469	>6.00%
Tier I Capital (to Average Assets)
Company	$84,365	5.94%	$	>56,853	>4.00%	N/A	N/A
Bank	$103,453	7.28%	$	>56,853	>4.00%	$ >71,067	>5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2008:	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$126,435	11.18%	$	>90,466	>8.00%	N/A	N/A
Bank	$126,219	11.17%	$	>90,439	>8.00%	$ >113,049	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$117,285	10.37%	$	>45,233	>4.00%	N/A	N/A
Bank	$117,069	10.36%	$	>45,220	>4.00%	$ >67,829	>6.00%
Tier I Capital (to Average Assets)
Company	$117,285	8.99%	$	>52,184	>4.00%	N/A	N/A
Bank	$117,069	8.95%	$	>52,340	>4.00%	$ >65,425	>5.00%

The material provisions of the Order are as follows:

(i) By October 31, 2010, the Board of Directors of the Bank (the “Board”) is required to adopt and implement a three-year strategic plan which must be submitted to the OCC for review and prior determination of no supervisory objection; the strategic plan must establish objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, and is to include strategies to achieve those objectives; if the strategic plan involves the sale or merger of the Bank, it must address the timeline and steps to be followed to provide for a definitive agreement within 90 days after the receipt of a determination of no supervisory objection;

(ii) by October 31, 2010, the Board is required to adopt and implement a three year capital plan, which must be submitted to the OCC for review and prior determination of no supervisory objection;

(iii) by November 30, 2010, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a tier 1 capital equal to at least 9% of adjusted total assets;

(iv) the Bank may not pay any dividend or capital distribution unless it is in compliance with the higher capital requirements required by the Order, the Capital Plan, applicable legal requirements and, then only after receiving a determination of no supervisory objection from the OCC;

(v) by November 15, 2010, the Committee must review the Board and the Board’s committee structure; by November 30, 2010, the Board must prepare or cause to be prepared an assessment of the capabilities of the Bank’s executive officers to perform their past and current duties, including those required to respond to the most recent examination report, and to perform annual performance appraisals of each officer;

(vi) by October 31, 2010, the Board must adopt, implement and thereafter ensure compliance with a comprehensive conflict of interest policy applicable to the Bank’s and the Company’s directors, executive officers, principal shareholders and their affiliates and such person’s immediate family members and their related interests, employees, and by November 30, 2010, conduct a review of existing relationships with such persons to identify those, if any, not in compliance with the policy; and review all subsequent proposed transactions with such persons or modifications of transactions;

(vii) by October 31, 2010, the Board must develop, implement and ensure adherence to policies and procedures for Bank Secrecy Act (“BSA”) compliance; and account opening and monitoring procedures compliance;

(viii) by October 31, 2010, the Board must ensure the BSA audit function is supported by an adequately staffed department or third party firm; adopt, implement and ensure compliance with an independent BSA audit; and assess the capabilities of the BSA officer and supporting staff to perform present and anticipated duties;

(ix) by October 31, 2010, the Board is required to adopt, implement and ensure adherence to a written credit policy, including specified features, to improve the Bank’s loan portfolio management;

(x) the Board is required to take certain actions to resolve certain credit and collateral exceptions;

(xi) by October 31, 2010, the Board is required to establish an effective, independent and ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure the timely identification and categorization of problem credits; by October 31, 2010, to adopt and adhere to a program for the maintenance of an adequate allowance for loan and lease losses (“ALLL”), and to review the adequacy of the Bank’s ALLL at least quarterly;

(xii) by October 31, 2010, the Board must adopt and the Bank implement and adhere to a program to protect the Bank’s interest in criticized assets; and the Bank may only extend additional credit (including renewals) to a borrower whose loans are criticized under specified circumstances;

(xiii) by October 31, 2010, the Board must adopt and ensure adherence to action plans for each piece of other real estate owned;

(xiv) by November 30, 2010, the Board is required to develop, implement and ensure adherence to a policy for effective monitoring and management of concentrations of credit;

(xv) by October 31, 2010, the Board must revise and implement the Bank’s other than temporary impairment policy;

(xvi) by October 31, 2010, the Board must take action to maintain adequate sources of stable funding and liquidity and a contingency funding plan; by October 31, 2010, the Board is required to adopt, implement and ensure compliance with an independent, internal audit program; and

(xvii) take actions to correct cited violations of law; and adopt procedures to prevent future violations and address compliance management.

Federal Reserve Agreement. On November 24, 2010, the Company entered into a written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement include the following:

(i) the Company’s Board must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with its Consent Order entered into with the OCC;

(ii) the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Federal Reserve Board;

(iii) the Company may not take dividends or other payments representing a reduction of the Bank’s capital without the prior written approval of the Reserve Bank;

(iv) the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director;

(v) the Company may not make any payment of interest, principal or other amounts on debt owed to insiders of the Company without the prior written approval of the Reserve Bank and Director;

(vi) the Company and its nonbank subsidiary may not incur, increase or guarantee any debt without the prior written approval of the Reserve Bank;

(vii) the Company may not purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank;

(viii) the Company must submit to the Reserve Bank, by January 23, 2011, an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis.  Thereafter, the Company must notify the Reserve Bank within 45 days of the end of any quarter in which the Company’s capital ratios fall below the approved capital plan’s minimum ratios, and submit an acceptable written plan to increase the Company’s capital ratios above the capital plan’s minimums;

(ix) the Company must immediately take all actions necessary to ensure that: (1) each regulatory report accurately reflects the Company’s condition on the date for which it is filed and all material transactions between the Company and its subsidiaries; (2) each such report is prepared in accordance with its instructions; and (3) all records indicating how the report was prepared are maintained for supervisory review;

(x) the Company must submit to the Reserve Bank, by January 23, 2011, acceptable written procedures to strengthen and maintain internal controls to ensure all required regulatory reports and notices filed with the Board of Governors are accurate and filed in accordance with the instructions for preparation;

(xi) the Company must submit to the Reserve Bank, by January 8, 2011, a cash flow projection for 2011, reflecting the Company’s planned sources and uses of cash, and submit a cash flow projection for each subsequent calendar year at least one month prior to the beginning of such year;

(xii) the Company must comply with: (1) the notice provisions of Section 32 of the FDI Act and Subpart H of Regulation Y in appointing any new director or senior executive officer or changing the duties of any senior executive officer; and (2) the restrictions on indemnification and severance payments of Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations; and

(xiii) the Board must submit written progress reports within 30 days of the end of each calendar quarter.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  Retained earnings against which dividends may be paid without prior approval of the federal banking regulators amounted to $0 at December 31, 2009, subject to the minimum capital ratio requirements noted above.  Under the Order, the Bank is required to achieve a total capital ratio of 13% and a Tier I capital average assets ratio of 9% by November 30, 2010.  As of August 4, 2011, the Bank has not yet achieved these ratios.

Note 18.  FAIR VALUE MEASUREMENTS

In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. ASC Topic 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Company. Unobservable inputs reflects the Company’s assumptions about the assumptions the market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•                 Level 1 valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

•                 Level 2 valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

•                 Level 3 valuation is derived from other valuation methodologies including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for assets recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value, is set forth below.

Cash, Short-term Investments, Accrued Interest Receivable and Accrued Interest Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

The estimated fair values of available for sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).  The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government sponsored agency collateralized mortgage obligations, private label collateralized mortgage obligations, residential mortgage backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company.  The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

In accordance with the Company’s adoption of the new authoritative accounting guidance under ASC Topic 820, the Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs in the Company’s securities portfolio are obtained from a third-party service provider that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 5.

As of December 31, 2009, the Company owned PreTSLs having a book value of $16.3 million.  The market for these securities at December 31, 2009 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 5.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 15% discount rate to PreTSL XIX and PreTSL XXVI and a 20% discount rate for the remaining PreTSLs to the expected cash flows to estimate fair value.

Loans

For non-impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Impaired loans are measured on a loan-by-loan basis based upon the present value of expected future cash flows at the loan’s effective interest rate or, for collateral dependent loans, the fair value of the impaired loan balance is based on the appraised loan value or other reasonable offers less estimated costs to sell.  See also, Note 6 “Loans.”

Deposits

The fair value of demand deposits, savings deposits, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

Assets and Liabilities Measured on a Recurring Basis

The following tables detail the financial asset amounts carried at fair value that are measured for fair value on a recurring basis at December 31, 2009 and 2008 and indicate the assets’ classification within the fair value hierarchy (dollars in thousands):

Fair Value Measurements at December 31, 2009 (as restated)

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and Obligations of U.S. Government Agencies	$27,089		$27,089	$—
Obligations of political and state subdivisions	118,670		118,670	—
Government sponsored agency CMOs	53,495		53,495	—
Private label CMOs	21,059		21,059	—
Residential mortgage backed securities	27,442		27,442	—
Pooled trust preferred senior class	1,391		—	1,391
Pooled trust preferred mezzanine class	2,419		—	2,419
Corporate debt securities	356		356	—
Equity securities	1,025	$1,025	—	—
Total securities available-for-sale	$252,946	$1,025	$248,111	$3,810

Fair Value Measurements at December 31, 2008

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and Obligations of U.S. government Agencies	$32,233		$32,233
Obligations of political and state subdivisions	99,643		99,643
Government sponsored agency CMOs	29,222		29,222
Private label CMOs	31,841		31,841
Residential mortgage backed securities	30,061		30,061
Pooled trust preferred senior class	2,775			$2,775
Pooled trust preferred mezzanine class	14,877			14,877
Corporate debt securities	4,274		4,274
Equity securities	974	$974
Total securities available-for-sale	$245,900	$974	$227,274	$17,652

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Securities available-for-sale
	2009 (as restated)	2008
Beginning Balance	$17,652	$—
Accretion of discount	251	—
Payments received	(166)	—
Other-than-temporary-impairment included in other comprehensive income	4,462	—
Other-than-temporary-impairment included in earnings	(18,389)	—
Transfers in and out of Level 3	—	17,652
Ending balance	$3,810	$17,652

The amount of total gains or losses for the year ended December 31, 2009 included in earnings attributable to the change in unrealized gains or losses relating to Level 3 assets still held at the reporting date was $18.4 million.

The amount of total gains or losses for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date was $0.

Gains and losses (realized and unrealized) included in earnings for the year are reported in other income as follows (in thousands):

December 31, 2009
Total gains (losses) included in earnings for the year	$(18,389)
Change in unrealized gains or losses relating to assets still held at year end	$—

December 31, 2008
Total gains (losses) included in earning for the year	$—
Change in unrealized gains or losses relating to assets still held at year end	$—

As of December 31, 2009, the Company owned PreTSLs having a book value of $16.3 million.  The market for these securities at December 31, 2009 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using the discounted cash flows approach discussed in Note 5.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying banks.  Refer to the discussion of these variables in Note 5.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 15% discount rate to PreTSL XIX and PreTSL XXVI and a 20% discount rate for the remaining PreTSLs to the expected cash flows to estimate fair value.

As of December 31, 2009, the Company owned PLCMOs having a book value of $24.2 million.  The market for these securities was minimally active and severely stressed.  The Company performed an OTTI analysis on its PLCMOs.  The OTTI analysis relies on a review of the individual loans that provide the collateral for each security. This information is then used to develop default and severity assumptions over a future horizon for each security. The factors involved in constructing these assumptions are:

•                  MSA (Metropolitan statistical area), Geographic location

•                  HPI (Home Price Index) of specific MSAs

•                  Loan Balance

•                  Rate Premium

•                  LTV (both individual and combined if there are other loans)

•                  FICO

•                  Loan Purpose (cash-out versus purchase)

•                  Documentation

•                  Loan Structure

•                  Occupancy Status

•                  Property Type

•                  Borrower Payment History

•                  Historical delinquency and roll/curve rates

Adjustments are made to the default/severity vectors that may be warranted given the current environment. The Company then applies a fairness check to each vector to review whether future default/severity assumptions are “in line” with current observable performance. The data used to perform this analysis is provided by a third party provider and the individual loan performance.

Once the Company has default/severity assumptions for the underlying collateral (on a deal specific basis), the Company then has to understand how the timing of losses impacts each specific bond/tranche and how each cash flow changes over time. The default and severity vectors are modeled using a third party cash flow model and both total collateral and tranche specific cash flows are established. The Company can then compute various metrics based on the resulting tranche cash flows:

•                  Total Collateral Principal Loss

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

Assets and Liabilities Measured on a Non-Recurring Basis

The following tables detail the assets measured at fair value on a non-recurring basis at December 31, 2009 and 2008 and indicate the assets’ classifications within the fair value hierarchy (dollars in thousands):

	Fair Value Measurements at December 31, 2009			Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans (1)			$36,608			$22,263
Other real estate owned			11,184			2,308

(1) Includes nonaccrual loans and troubled debt restructured loans.

Collateral-dependent impaired loans consist of commercial loans and commercial mortgage loans which are considered impaired and are classified as Level 3 assets.  Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent.    When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.  The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

Other real estate owned properties are recorded at the fair value less the estimated cost to sell at the date of foreclosure.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amount listed in the table above is for transfers to OREO in 2009.

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, management judgment is required to interpret data and develop fair value estimates.  Accordingly, the estimates below are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair values of the Company’s financial instruments (in thousands) are as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	$86,364	$86,364	$18,171	$18,171

Securities	254,845	254,031	247,708	247,674
Gross loans	939,565	871,732	964,928	1,002,111
Accrued interest receivable	4,245	4,245	4,686	4,686

Financial liabilities
Deposits	$1,071,608	$1,076,700	$952,892	$957,367
Borrowed funds	217,467	220,434	245,197	247,924
Accrued interest payable	3,064	3,064	4,216	4,216

Off-balance sheet financial instruments

Commitments to extend credit and standby letters of credit	$189	$189	$115	$115

Note 19.   EARNINGS PER SHARE

For the Company, the numerator of both the basic and diluted earnings per common share is net income available to common shareholders (which is equal to net income less dividends on preferred stock and related discount accretion). The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the Company, common share equivalents are outstanding stock options to purchase the Company’s common shares.

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007:

Years ended December 31,

	2009 (as restated)	2008	2007
	(in thousands, except for share data)
Net income (loss)	$(44,316)	$15,083	$14,696

Basic weighted-average number of common shares outstanding	16,169,777	15,862,335	15,601,377
Plus: Common share equivalents	—	83,830	184,623
Diluted weighted-average number of common shares outstanding	16,169,777	15,946,165	15,786,000

Earnings per common share:
Basic	$(2.74)	$0.95	$0.94
Diluted	$(2.74)	$0.95	$0.93

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented.  Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.  Antidilutive stock options equaled approximately 366,248, 197,749 and 0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Earnings per Common Share:  Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period.  The shares in the denominator were 16,169,777, 15,862,335 and 15,601,377 in 2009, 2008 and 2007, respectively.  Diluted earnings per share includes the dilutive effect of additional potential common shares for stock options outstanding.  The shares in the denominator were 16,169,777, 15,946,165, and 15,786,000 in 2009, 2008, and 2007, respectively.

Note 20.  CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

Condensed parent company only financial information is as follows (in thousands):

Condensed Balance Sheets as of December 31,

	2009 (as restated)	2008
Assets
Cash	$4,539	$188
Investment in Statutory Trust	341	335
Investment in Subsidiary (equity method)	91,809	110,127
Total Assets	$96,689	$110,650
Liabilities and Shareholders’ Equity
Junior Subordinated Debentures	$10,310	$10,310
Subordinated Debentures	23,100	—
Other liabilities	194	18
Shareholders’ equity	63,085	100,322
Total Liabilities and Shareholders’ Equity	$96,689	$110,650

Condensed Statements of Operations for the years ending December 31,

	2009 (as restated)	2008	2007
Income
Dividends from Subsidiary	$1,200	$4,100	$2,800
Equity in Undistributed Income of Subsidiary	(44,862)	11,386	12,476
Equity in Trust	—	16	23
Total Income	$(43,662)	$15,502	$15,299
Expenses	654	438	603
Net Income	$(44,316)	$15,064	$14,696

Condensed Statements of Cash Flows for the years ending December 31,

	2009 (as restated)	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(44,316)	$15,064	$14,696
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	44,870	(11,386)	(12,476)
Equity in Trust	(5)	(2)	(23)
Increase/(decrease) in other liabilities	166	(19)	1
Net Cash Provided by Operating Activities	$715	$3,657	$2,198
Cash Flows from Investing Activities:
Investment in capital of subsidiary	$(18,480)	$—	$—
Investment in statutory trust	—	—	—
Net Cash Used in Investing Activities	$(18,480)	$—	$—
Cash Flows from Financing Activities:
Increase in borrowed funds	$23,100	$—	$—
Cash dividends	(2,738)	(7,294)	(6,614)
Proceeds from issuance of common stock net of stock issuance costs	1,754	3,477	4,073
Cash paid in lieu of fractional shares	—	—	(3)
Net Cash Used in Financing Activities	$22,116	$(3,817)	$(2,544)
Increase (decrease) in Cash	$4,351	$(160)	$(346)
Cash at Beginning of Year	188	348	694
Cash at End of Year	$4,539	$188	$348

Non-cash investing and financing activities

In 1999, the Company adopted a dividend reinvestment plan.  Shares of stock issued in 2009, 2008 and 2007 were 226,542 shares, 270,553 shares and 212,599 shares, respectively, in lieu of paying cash dividends of $1.7 million in 2009, $3.3 million in 2008 and $3.8 million in 2007.

Note 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except share amounts:

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31, (as restated)
Interest income	$16,809	$16,300	$15,630	$15,659
Interest expense	6,183	6,163	6,265	6,585
Net interest income	10,626	10,137	9,365	9,074
Provision for loan and lease losses	2,460	7,250	11,050	21,329
Other income/(loss)	2,560	(6,846)	(975)	(6,590)
Other expenses	6,814	7,764	7,914	15,680
Provision/(credit) for income taxes	750	(3,402)	(1,210)	(4,732)
Net income/(loss)	$3,162	$(8,321)	$(9,364)	$(29,793)
Earnings/(loss) per share:
Basic	$0.20	$(0.51)	$(0.58)	$(1.85)
Diluted	$0.20	$(0.51)	$(0.58)	$(1.85)

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,
Interest income	$19,400	$18,087	$18,139	$17,825
Interest expense	9,561	8,305	8,005	7,371
Net interest income	9,839	9,782	10,134	10,454
Provision for loan and lease losses	300	550	300	654
Other income	2,207	1,607	2,325	1,673
Other expenses	6,131	6,366	6,411	7,622
Provision for income taxes	1,424	964	1,421	795
Net income	$4,191	$3,509	$4,327	$3,056
Earnings per share:
Basic	$0.27	$0.22	$0.27	$0.19
Diluted	$0.26	$0.22	$0.27	$0.18

Note 22.  SUBSEQUENT EVENTS

In accordance with current accounting guidance, subsequent events have been evaluated by management through the date of this Amendment.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded, as a result of the material weaknesses described below, that the Company’s disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The following material weaknesses were identified:

•                  Control deficiencies were found to exist in the Company’s accounting and finance function. It was determined that the Company had a material weakness in internal control over financial reporting because, in its Original Report, the Company did not properly account for OTTI of collateralized debt obligations in the Company’s securities portfolio, the provision and allowance for loan and lease losses and the timing of charge-offs, the provision for off-balance sheet commitments, impairment of goodwill and deferred loan fees and costs.  These errors also resulted in an incorrect determination of the Company’s income tax benefit, deferred tax asset and related allowance. On October 27, 2010, the Company concluded that it would amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, to revise and restate its financial statements included therein to properly account for its ALLL, the reserve for unfunded commitments and OTTI of its securities portfolio in accordance with its revised policies and procedures, to record a charge for the impairment of goodwill, to correct errors in its deferred loan fees and costs and to record the related change to the calculation of the Company’s deferred tax assets.  The changes to the accounting policies and procedures and the impact on the financial statements are more fully described in Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 3 to the consolidated financial statements included in this report.  Overall, the restatement necessitated by this material weakness in internal control resulted in an increase of $33.0 million in net loss for the year ended December 31, 2009, from $11.3 million as reported in the Original Report to net loss of $44.3 million as reported herein.

•                  Systemic control deficiencies were also identified in the Company’s processes, procedures and safeguards for information systems security.  In particular, users of the Company’s computer sub-systems may have had inappropriate access and system privileges that allowed them to view information and/or perform functions that are not appropriate to their job functions.  Such access may have led to transactions being recorded improperly or may have permitted unauthorized transactions to occur.  The Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

The insufficient policies and procedures, the accounting errors and the corresponding restatements, as well as the lack of appropriate processes, procedures and safeguards for information systems security, have resulted in management’s determination that material weaknesses existed with respect to the internal controls over financial reporting.  The lack of internal controls over financial reporting extended to the review function with regard to internal and external financial reporting and the overall review process at various levels of the Company’s previous management.  The material weakness in the accounting and finance function existed at December 31, 2009, March 31, 2010 and June 30, 2010 and was not identified until October 2010.  To remediate this material weakness, the Company and its management modified the Company’s policies and procedures as described in Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of this report.  The Company is also implementing accounting policy changes and is performing additional reviews of its financial statement preparation, reconciliation and disclosure processes.  The Company has hired third party experts to assist with these changes. The material weakness in information systems security existed throughout 2009 and 2010 and was not identified until May 2011.  To remediate this material weakness, the Company has modified its information systems procedures to centralize information systems access granting privileges to the information technology department rather than across various department functions across the Company and has hired outside consultants to review and implement policy, process and security improvements.  The Company is not aware of any transactions that were improperly undertaken as a result of the material weakness in its information systems security and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

The Company continually seeks to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement.  Except as described above to remediate the material weaknesses identified, there have been no changes in the Company’s internal control over financial reporting during 2009, 2010 or 2011 to date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for First National Community Bancorp, Inc. (the “Company”).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2009, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework ( the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria in the Framework, management identified the following material weaknesses in our internal control over financial reporting:

•                  Control deficiencies were found to exist in the Company’s accounting and finance function.  It was determined that the Company had a material weakness in internal control over financial reporting because, in its Original Report, the Company did not properly account for OTTI of collateralized debt obligations in the Company’s securities portfolio, the provision for loan and lease losses and ALLL, the provision for off-balance sheet commitments, impairment of goodwill and deferred loan fees and costs.  These errors also resulted in an incorrect determination of the Company’s income tax benefit, deferred tax asset and related allowance. On October 27, 2010, the Company concluded that it would amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, to revise and restate its financial statements included therein to properly account for its ALLL, the reserve for unfunded commitments and OTTI of its securities portfolio in accordance with its revised policies and procedures, to record a charge for the impairment of goodwill, to correct errors in its deferred loan fees and costs and to record the related change to the calculation of the Company’s deferred tax assets.  The changes to the accounting policies and procedures and the impact on the financial statements are more fully described in Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 3 to the consolidated financial statements included in this report.  Overall, the restatement necessitated by this material weakness in internal control resulted in an increase of $33.0 million in net loss for the year ended December 31, 2009, from $11.3 million as reported in the Original Report to net loss of $44.3 million as reported herein.

•                  Systemic control deficiencies were also identified in the Company’s processes, procedures and safeguards for information systems security.  In particular, users of the Company’s computer sub-systems may have had inappropriate access and system privileges that allowed them to view information and/or perform functions that are not appropriate to their job functions.  Such access may have led to transactions being recorded improperly or may have permitted unauthorized transactions to occur.  The Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

The insufficient policies and procedures, the accounting errors and the corresponding restatements, as well as the lack of appropriate processes, procedures and safeguards for information systems security, have resulted in management’s determination that a material weakness existed with respect to the internal controls over financial reporting.  The lack of internal controls over financial reporting extended to the review function with regard to internal and external reporting and the overall review process at various levels of the previous management.  The material weakness in the accounting and finance function existed at December 31, 2009, March 31, 2010 and June 30, 2010 and was not identified until October 2010.  To remediate this material weakness, the Company and its management modified the Company’s policies and procedures as described in Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of this report. The Company is also implementing accounting policy changes and is performing additional reviews of its financial statement preparation, reconciliation and disclosure processes.  The Company has hired third party experts to assist with these changes.  The material weakness in information systems security existed throughout 2009 and 2010 and was not identified until May 2011.  To remediate this material weakness, the Company has modified its information systems procedures to centralize information systems access granting privileges to the information technology department rather than across various department functions across the Company and has hired outside consultants to review and implement policy, process and security improvements.  The Company is not aware of any transactions that were improperly undertaken as a result of the material weakness in its information systems security and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

The consolidated financial statements of the Company have been audited by Demetrius & Company, L.L.C., an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements.  In connection therewith, Demetrius & Company, L.L.C. is required to form an opinion on the effectiveness of the Company’s internal control over financial reporting.  Its opinion on the fairness of the financial statement presentation, and its opinion on internal control over financial reporting are included herein.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Demetrius & Company, L.L.C., the independent registered public accounting firm that audited the Company’s financial statements for the period covered.  A copy of the Demetrius & Company, L.L.C. report is included in this annual report.

/s/ Dominick L. DeNaples	/s/ Edward J. Lipkus
Dominick L. DeNaples	Edward J. Lipkus
Chairman of the Board of Directors	Chief Financial Officer
Principal Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First National Community Bancorp, Inc.

We have audited First National Community Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Community Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 10, 2010, we expressed an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2009, based upon the COSO criteria. The Company had subsequently determined that a deficiency in controls relating to their process and procedures used to estimate the allowance for loan losses, other than temporary impairment of investments and goodwill, the provision for off-balance sheet commitments and deferred loan fees and costs, as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2009. As a result management revised its assessment as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as expressed therein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company concluded that it would revise its financial statements for the year ended December 31, 2009 due to material weakness in internal control over financial reporting relating to the accounting relating to its allowance for loan and lease losses (ALLL), other than temporary impairment (OTTI) in investments, the provision for off-balance sheet commitments, impairment of goodwill, deferred loan fees and costs.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 10, 2010 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First National Community Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have not audited the changes in internal control discussed in Management’s Report on Internal Control over Financial Reporting which have been made in an effort to remediate the identified material weakness.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of First National Community Bancorp, Inc. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s 2009 consolidated financial statements and this report does not affect our report our report dated March 10, 2010, except for Notes 3, 5, 6, 9, 13, 17, 18, 19 and 20, as to which the date is December 1, 2011, which expressed an unqualified opinion on those consolidated financial statements (as restated).

Demetrius & Company, L.L.C.

Wayne, New Jersey March 10, 2010 (except for the matters discussed in paragraphs six and seven above, as to which the date is December 1, 2011).

Item 9B.              Other Information

None.

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

Information regarding directors, nominees, principal officers, audit committees and audit committee financial experts required by this item is set forth under the captions “Information as to Nominees and Directors”, “Principal Officers of the Company”, “Principal Officers of the Bank”, “Information about the Company’s Audit Committee and its Charter”, “Report of the Audit Committee”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the annual meeting of shareholders held on May 19, 2010 and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank, including the Principal Executive Officer, the Principal Financial Officer and the Principal Accounting Officer.  A copy of the Code of Ethics is included as Exhibit 14 to this Form 10-K.  A request for the Company’s Code of Ethics can be made either in writing to Edward J. Lipkus, First National Community Bancorp, Inc., 102 East Drinker Street, Dunmore, Pennsylvania, 18512 or by email at fncb@fncb.com and upon such request, a copy will be provided free of charge.

Item 11.               Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation”, “Compensation Discussion and Analysis”, “Option Grants in 2009”, “Equity Compensation Plan Information”, “Deferred Compensation Plan Information”, “Compensation of Directors”, “Potential Payments Upon Termination or Change-in-Control”, “Compensation Committee Report”, and “Board of Directors Interlocks and Insider Participation” in the Proxy Statement filed for the annual meeting of shareholders held on May 19, 2010 and is incorporated herein by reference.

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

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2009 is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement filed for the annual meeting of shareholders held on May 19, 2010 and is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” in the Proxy Statement filed for the annual meeting of shareholders held on May 19, 2010 and is incorporated herein by reference.

Item 14.               Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Auditors” in the Proxy Statement filed for the annual meeting of shareholders held on May 19, 2010 and is incorporated herein by reference.

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

3.               The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Articles of Incorporation — filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005, as filed on March 15, 2006, is hereby incorporated by reference.

EXHIBIT 3.2	By-laws — filed as Exhibit 3(ii) to the Company’s current report on Form 8-K as filed on December 16, 2009 is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 10.1	Dividend Reinvestment Plan — filed as Exhibit 99.1 to the Company’s Amended Registration Statement on Form S-3 as filed on July 16, 2009, is hereby incorporated by reference.

EXHIBIT 10.2

Amended and Restated Declaration of Trust by and among Wilmington Trust Company, First National Community Bancorp, Inc., Williams Lance, Stephen J. Kavulich and Robert J. Mancuso dated as of December 14, 2006, filed as Exhibit 10.1 to the Company’s 8-K on December 19, 2006 is hereby incorporated by reference.

EXHIBIT 10.3

Guarantee Agreement by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.4 to the Company’s 8-K on December 19, 2006, is hereby incorporated by reference.

EXHIBIT 10.4

Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.2 to the Company’s 8-K on December 19, 2006, is hereby incorporated by reference.

EXHIBIT 10.5*	Treasury Tax and Loan Demand Note by and between First National Community Bank and the Federal Reserve Bank of Philadelphia dated as of July 17, 1996.

EXHIBIT 10.6*	Credit Facility by and between First National Community Bancorp, Inc. and Federal Home Loan Bank of Pittsburgh, dated as of September 22, 1993.

EXHIBIT 10.7	2000 Stock Incentive Plan-filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.8	2000 Independent Directors Stock Option Plan — filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.9

Directors’ and Officers’ Deferred Compensation Plan - filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005, is hereby incorporated by reference

EXHIBIT 10.10	Discretionary Cash Bonus Plan Description— filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 13	Annual Report dated March 16, 2010, filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

EXHIBIT 14	Code of Business Conducts and Ethics - filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005, as filed on March 15, 2006, is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries— filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Principal Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32*	Section 1350 Certification — Principal Executive Officer and Chief Financial Officer

* Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ Dominick L. DeNaples
Dominick L. DeNaples Chairman of the Board of Directors Principal Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Date:	December 2, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/Michael J. Cestone, Jr.	December 2, 2011
Michael J. Cestone, Jr.	Date	Louis A. DeNaples**	Date

/s/ Joseph Coccia	December 2, 2011	/s/ Louis A. DeNaples, Jr.	December 2, 2011
Joseph Coccia	Date	Louis A. DeNaples, Jr.	Date

/s/ Dominick L. DeNaples	December 2, 2011	/s/Joseph J. Gentile	December 2, 2011
Dominick L. DeNaples	Date	Joseph J. Gentile	Date

/s/ Thomas J. Melone	December 2, 2011	/s/ John P. Moses	December 2, 2011
Thomas J. Melone	Date	John P. Moses	Date

Steven R. Tokach	Date

**Louis A. DeNaples is not currently serving as an active director due to suspension and prohibition.