Form 10-Q/A
period 2010-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2011-12-02
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,441,319 shares
(Title of Class)	(Outstanding at November 29, 2011)

FIRST NATIONAL COMMUNITY BANCORP, INC.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q of First National Community Bancorp, Inc.  (the “Company”) for the quarterly period ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on May 10, 2010 (the “Original Report”) is being filed to revise and restate the Company’s consolidated financial statements for the three-month period ended March 31, 2010 that were filed with the Original Report to correct certain information and to address the impact of such changes on other disclosures included in the Original Report.  The Company has previously advised that the financial statements for March 31, 2010 included in the Original Report should no longer be relied upon.

In particular, this Amendment:

•                  amends and restates in their entirety the consolidated financial statements of the Company, and the notes thereto, included in Item 1 hereof, to appropriately reflect (i) the accounting for and timing of charges related to other than temporary impairment (OTTI) of the collateralized debt obligations in the Company’s securities investment portfolio, (ii) the determination of the Company’s provision and allowance for loan and lease losses, (iii) the provision for off-balance sheet commitments, (iv) the accounting for deferred loan fees and costs, (v) the related effect on the Company’s deferred tax assets and  valuation allowance and (vi) other miscellaneous accounting issues;

•                  amends and revises Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the restated consolidated financial statements;

•                  revises the disclosures regarding, and management’s assessment of, the Company’s disclosure controls and procedures and internal control over financial reporting to reflect current management’s determination that material weaknesses in such controls existed at March 31, 2010;

•                  provides additional disclosure regarding non-performing assets, including those loans extended to insiders or affiliates thereof;

•                  provides information relating to the Company’s and Bank’s regulatory orders entered into after the date of the Original Report to provide context for the amendments included in this document; and

•                  revises and corrects disclosure in response to comments from the SEC.

Other than as noted above, the Company is not required to and has not updated any forward-looking statements previously included in the Original Report. The Company has made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above.  Other than as noted above or reflected in this Explanatory Note, this Amendment does not reflect events occurring after the filing of the Original Report except to the extent information learned after the Original Report was filed relates to periods prior to March 31, 2010.  This Amendment is being filed in conjunction with amendments to the Company’s annual report on Form 10-K/A for the annual period ended December 31, 2009 and to its quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2010.  The Company plans to file shortly its annual report on Form 10-K for the year ended December 31, 2010 and its quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011.  This Amendment should be read in conjunction with all such filings and all such filings should be read in their entirety.

As indicated above, the Company has restated its financial statements for the quarter ended March 31, 2010.  The Company has also restated its financial statements for the year ended December 31, 2009.  Unless otherwise indicated, the discussion in this Amendment gives effect to these restatements of the Company’s financial statements.

In the first half of 2011, the Company received document subpoenas from the SEC.  The information requested generally relates to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010.  The Company is cooperating with the SEC in this matter.

Readers should review the risk factors described in other documents that the Company files or furnishes, from time to time, with the SEC, including Annual Reports to Shareholders, Annual Reports filed on Form 10-K, Form 10-Q and other current reports filed or furnished on Form 8-K and any amendments to such reports.

PART I Financial Information

Item 1 — Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2010	December 31, 2009
(in thousands, except for share data)	(as restated)	(as restated)

Assets
Cash and cash equivalents:
Cash and due from banks	$19,177	$24,189
Federal funds sold	61,050	62,175
Total cash and cash equivalents	80,227	86,364
Securities:
Available-for-sale, at fair value	240,092	252,946
Held-to-maturity, at cost (fair value $1,824 and $1,788)	1,922	1,899
Loans held for sale	384	442
Loans, net of allowance for loan and lease losses of $25,505 and $22,458	908,202	917,516
Bank premises and equipment	20,750	20,667
Accrued interest receivable	3,849	4,245
Intangible assets	1,780	1,794
Other assets	87,465	80,459
Total Assets	$1,344,671	$1,366,332

Liabilities
Deposits:
Demand	$79,267	$85,370
Interest-bearing demand	344,055	352,631
Savings	93,663	86,455
Time ($100,000 and over)	236,540	238,839
Other time	299,959	308,313
Total deposits	1,053,484	1,071,608
FHLB advances	180,177	183,830
Subordinated debentures	25,000	23,100
Junior subordinated debentures	10,310	10,310
Other debt	209	227
Accrued interest payable	2,766	3,064
Other liabilities	10,821	11,109
Total liabilities	1,282,767	1,303,248

Shareholders’ Equity
Common shares ($1.25 par)
Authorized: 50,000,000 shares as of March 31, 2010 and December 31, 2009
Issued and outstanding: 16,299,456 shares at March 31, 2010 and 16,289,970 shares at December 31, 2009	20,374	20,362
Additional paid-in capital	61,224	61,190
Retained earnings	(6,987)	(6,162)
Accumulated other comprehensive loss	(12,707)	(12,306)
Total shareholders’ equity	61,904	63,084
Total Liabilities and Shareholders’ Equity	$1,344,671	$1,366,332

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	2010
For The Three Months Ended March 31, (in thousands, except share data)	(as restated)	2009
Interest income
Interest and fees on loans	$12,132	$13,358
Interest and dividends on securities:
U.S. Treasury and government agencies	1,492	1,805
State and political subdivisions	1,400	1,220
Other securities	99	467
Total interest and dividends on securities	2,991	3,492
Interest on federal funds sold	36	—
Total interest income	15,159	16,850
Interest expense
Interest-bearing demand	1,032	725
Savings	129	120
Time ($100,000 and over)	931	1,024
Other time	1,940	2,276
Interest on FHLB Advances	1,451	1,899
Interest on subordinated debentures	539	—
Interest on junior subordinated debentures	50	91
Interest on other debt	—	48
Total interest expense	6,072	6,183
Net interest income before provision for loan and lease losses	9,087	10,667
Provision for loan and lease losses	5,108	2,460
Net interest income after provision for loan and lease losses	3,979	8,207
Other income (loss)
Service charges	649	687
Net gain on the sale of securities	1,196	527
Gross other-than-temporary impairment (“OTTI”) losses	(8,235)	—
Portion of loss recognized in OCI (before taxes)	7,889	—
Other-than-temporary impairment losses recognized in earnings	(346)	—
Net gain on the sale of loans	248	546
Net gain on the sale of other real estate	—	—
Net gain on the sale of other assets	—	—
Other	834	663
Total other income	2,581	2,423
Other expenses
Salaries and employee benefits	3,108	3,332
Occupancy expense	647	615
Equipment expense	432	455
Advertising expense	119	240
Data processing expense	487	436
FDIC assessment	469	240
Bank shares tax	255	217
Expenses of other real estate	135	—
Legal expense	148	47
Other operating expenses	1,585	1,095
Total other expenses	7,385	6,677
Income (loss) before income taxes	(825)	3,953
Provision (credit) for income taxes	—	715
Net income (loss)	$(825)	$3,238

Earnings (Loss) Per Share:
Basic	$(0.05)	$0.20
Diluted	$(0.05)	$0.20

Cash Dividends Declared per Common Share	$—	$0.11

Weighted average number of outstanding shares:
Basic	16,294,291	16,064,455
Diluted	16,294,291	16,106,478

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	2010
For The Three Months Ended March 31, (in thousands)	(as restated)	2009
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$14,799	$16,544
Fees and commissions received	1,483	1,379
Interest paid	(6,369)	(7,284)
Cash paid to suppliers and employees	(9,371)	(8,528)
Income taxes (paid)	—	(1,132)
NET CASH PROVIDED BY OPERATING ACTIVITIES	542	979

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sales	24,687	9,142
Proceeds from calls, paydowns and maturities	8,035	13,538
Purchases	(19,194)	(8,354)
Net (decrease)/increase in loans to customers	80	(19,878)
Capital expenditures	(437)	(283)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	13,171	(5,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, money market demand, NOW accounts and savings accounts	(7,472)	(10,764)
Net decrease in certificates of deposit	(10,653)	24,912
Proceeds from issuance of subordinated debentures	1,900	—
Net decrease in borrowed funds	(3,671)	(9,050)
Proceeds from issuance of common shares, net of share issuance costs	46	889
Cash dividends paid	—	(1,766)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(19,850)	4,221

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,137)	(635)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,364	18,171

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,227	$35,636

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(825)	$17,536

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(754)	(952)
Equity in trust	(1)	(2)
Depreciation and amortization	441	458
Provision for loan and lease losses	5,108	2,460
Provision/(benefit) for deferred taxes	—	(56)
Gain on sale of securities	(1,196)	(527)
Increase/(decrease) in taxes payable	—	(505)
Other-than-temporary impairment losses	346	—
Gain on sale of loans	(248)	(546)
Increase/(decrease) in interest payable	(298)	(1,101)
Decrease in accrued expenses and other liabilities	(123)	(538)
Increase in prepaid expenses and other assets	(2,304)	(1,596)
(Increase)/decrease increase in interest receivable	396	646

Total adjustments	1,367	(2,259)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$542	$979

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2010 and 2009 (in thousands, except for share data)

						ACCUMULATED
				ADD’L		OTHER
	COMPREHENSIVE	COMMON SHARES		PAID-IN	RETAINED	COMPREHENSIVE
	INCOME (LOSS)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME/(LOSS)	TOTAL
Balances, December 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342

Comprehensive income:
Net income for the period	$3,238				3,238		3,238
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of deferred income tax benefit of $4,398	(8,169)
Reclassification adjustment for gain or loss included in income (tax effect of $184)	343
Total other comprehensive loss, net of tax	(7,826)					(7,826)	(7,826)
Comprehensive loss	$(4,588)					(7,826)	(4,588)
Share-based compensation - Stock Option Plans				159			159
Issuance of common shares through dividend reinvestment		106,248	133	756			889
Cash dividends paid, $0.11 per share					(1,765)		(1,765)

Balances, March 31, 2009		16,154,176	$20,193	$60,506	$42,365	$(28,027)	$95,037

Balances, December 31, 2009 (as restated)		16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084

Comprehensive income:
Net income for the period	$(825)				(825)		(825)
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale net of deferred tax benefit of $10,365	(19,245)
Noncredit related gains on securities not expected to be sold, net of deferred taxes of $9,729	18,067
Reclassification adjustment for gain or loss included in income (tax effect of $419)	777
Total other comprehensive loss, net of tax	(401)					(401)	(401)
Comprehensive Loss	$(1,226)					(401)	(1,226)
Proceeds from issuance of Common Shares through dividend reinvestment		9,486	12	34			46

Balances, March 31, 2010 (as restated)		16,299,456	$20,374	$61,224	$(6,987)	$(12,707)	$61,904

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements of the Company include the accounts of its bank subsidiary, First National Community Bank and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry. Certain prior period amounts have been reclassified to conform to the current presentation. In accordance with current accounting guidance, the Company has evaluated subsequent events for potential recognition and/or disclosure in the consolidated financial statements and accompanying notes included thereto through the date the financial statements were filed.  In the opinion of management, all adjustments necessary to a fair statement of the results for the quarterly period ended March 31, 2010 have been included.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), security valuations, the evaluation of deferred income taxes, and the evaluation of intangibles (which includes core deposits and loan servicing rights) and investment securities for impairment. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (the “FASB”) officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All other accounting literature is considered non-authoritative. The issuance of the ASC affects the way companies refer to U.S. GAAP in financial statements and other disclosures. See the “New Authoritative Accounting Guidance” section below for a description of recent accounting pronouncements including the dates of adoption and the effect on the results of operations and financial condition.

Certain reclassifications have been made to the prior year’s consolidated financial statements that conform to the current year’s presentation.  Such reclassifications had no impact on net income.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements filed on Form 10-K/A and the Company’s June 30, 2010 unaudited financial statements filed on Form 10-Q/A.  Additionally, the Company plans to file shortly its annual report on Form 10-K for the year ended December 31, 2010 and its quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011.  This Amendment should also be read in conjunction with all such filings and all such filings should be read in their entirety.

Note 2.   Restatement of Consolidated Financial Statements

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

The Company has revised its financial statements from those included in the Original Report as follows:

•                  Impaired loans, previously reflected as an increase to the specific component of the ALLL, have been charged off and the reserve reduced, resulting in a reduction in the loan balance and an increase to the provision for loan and lease losses. The general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of the three pools of “Pass,” “Special Mention” or “Accruing and Substandard” and applying  historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans. The general reserve component of the ALLL also increased based on higher historical loss experience resulting from the increased loan charge offs for impaired loans.

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

•                  OTTI with respect to our PreTSLs, previously calculated assuming that 50% of issuers who deferred would recover within two years and in reliance on one expected default rate for all issuers and on fair market value data obtained from two outside service providers, including a third party that had sold the Company the PreTSLs included in the securities portfolio, was recalculated using cash flow models assuming specific deferred issuers of securities default immediately, using default rates specific to each bank issuer based on an analysis of its financial trends, and employing certain assumptions in determining the fair value of the securities. The change in methodology resulted in additional impairment charges through earnings. As such, OTTI related to those impairments was reflected in the restated financial statements for the year ended December 31, 2009 in the Amended 2009 Form 10-K.

•                  A reduction in OTTI was recorded with respect to securities the issuers of which defaulted or deferred payments during the first quarter of 2010, after the Company reviewed its subsequent events analysis and determined that these events reflected issuer credit impairments that existed as of the fourth quarter of 2009. As such, OTTI related to those impairments was reflected in the restated financial statements for the year ended December 31, 2009 in the Amended 2009 Form 10-K.

•                  Additional loan fees and costs were capitalized and amortized after the Company determined that it had not capitalized a sufficient portion of loan fees and costs and had not done so consistently by loan type.

•                  In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009 and, as a result of the analysis, $8.1 million of goodwill that arose in connection with the Company’s acquisition of its Honesdale, PA branch was charged off as of December 31, 2009.

•                  Recorded adjustments to the income tax benefit and the deferred tax asset and related reserve to reflect the changes to the financial statements.

The following table sets forth the consolidated restated financial statements for the quarterly period ended March 30, 2010 previously filed in its Original Report.

The following is a summary of the adjustments to the Company’s previously filed consolidated balance sheets as of March 31, 2010:

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2010	Adjustments	Reclassifications	March 31, 2010
(in thousands)	As Reported	Increase (Decrease)	Increase (Decrease)	As Restated
Assets
Cash and cash equivalents:
Cash and due from banks	$19,177	$—	$—	$19,177
Federal funds sold	61,050	—	—	61,050
Total cash and cash equivalents	80,227	—	—	80,227
Securities:
Available-for-sale, at fair value (b) (c) (i)	246,959	(6,867)	—	240,092
Held-to-maturity, at cost (fair value $1,824)	1,922	—	—	1,922
Federal Reserve Bank and FHLB Stock, at cost (j)	12,069	—	(12,069)	—
Loans held for sale (o)	—	384	—	384
Loans, net of allowance for loan and losses of $25,505 (originally reported at $23,322) (d) (e) (g) (h)	920,302	(12,100)	—	908,202
Accrued interest receivable (c) (p)	—	59	3,790	3,849
Bank premises and equipment	20,750	—	—	20,750
Intangible assets (l)	9,914	(8,134)	—	1,780
Other assets (j) (k) (p) (o)	83,450	(4,264)	8,279	87,465
Total Assets	$1,375,593	$(30,922)	$—	$1,344,671

Liabilities
Deposits:
Demand (q)	$79,266	$1	$—	$79,267
Interest-bearing demand	344,055	—	—	344,055
Savings	93,663	—	—	93,663
Time ($100,000 and over)	236,540	—	—	236,540
Other time	299,959	—	—	299,959
Total deposits	1,053,483	1	—	1,053,484
Borrowed funds (m)	190,696	—	(190,696)	—
FHLB advances (m)	—	—	180,177	180,177
Subordinated debentures	25,000	—	—	25,000
Junior subordinated debentures (m)	—	—	10,310	10,310
Other debt (m)		—	209	209
Accrued interest payable (r)	—	—	2,766	2,766
Other liabilities (r) (a) (n)	13,723	(1,030)	(1,872)	10,821
Total Liabilities	1,282,902	(1,029)	894	1,282,767

Shareholders’ Equity
Common stock, ($1.25 par)
Authorized 50,000,000 shares as of March 31, 2010 Issued and outstanding: 16,299,456 shares at March 31, 2010	20,374			20,374
Additional paid-in capital	61,224			61,224
Retained earnings (f)	28,813	(34,906)	(894)	(6,987)
Accumulated other comprehensive loss (i)	(17,720)	5,013		(12,707)
Total shareholders’ equity	92,691	(29,893)	(894)	61,904
Total Liabilities and Shareholders’ Equity	$1,375,593	$(30,922)	$—	$1,344,671

(a)          Change in reserve for off-balance sheet commitments after change in methodology.

(b)         Adjustment for OTTI recorded on available-for-sale securities.

(c)          Reversal of interest capitalized for payments in kind.

(d)         Allowance for impaired loan and lease losses booked after change in methodology.

(e)          Additional charge-offs recorded on loans.

(f)            Reduction in retained earnings as a result of the net loss in the restated 2009 results as well as various adjustment entries booked as a result of the prior year and current quarter restatements.

(g)         To record loan fees and costs in accordance with ASC 310 Receivables.

(h)         Amortization of loan fees and costs in accordance with ASC 310 Receivables.

(i)             Reversal of Other Comprehensive Income for those securities where additional OTTI was recognized.

(j)             Reclassification of FHLB and FRB stock from Securities to Other Assets.

(k)          Record benefit for income taxes.

(l)             Adjust for the write down of goodwill recorded for the restatement of 2009 results.

(m)       Reclassification of FHLB advances, junior subordinated debentures and other debt from borrowed funds.

(n)         Adjustment to accrued expenses.

(o)         Reclassification of loans held for sale from other assets to properly present loans held for sale.

(p)         Reclassification of accrued interest receivable from other assets.

(q)         Adjustment for rounding.

(r)            Reclassification of accrued interest payable from other liabilities.

The following is a summary of the adjustments to our previously issued consolidated statements of operations for the three months ended March 31, 2010:

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the three months ended March 31, 2010	March 31, 2010	Three months ended		March 31, 2010
(in thousands)	As reported	Adjustments	Reclassifications	As restated
Interest income
Interest and fees on loans (g) (h)	$12,188	$(56)	$—	$12,132
Interest and dividends on securities:		—	—
U.S. Treasury and government agencies	1,492	—	—	1,492
State and political subdivisions	1,400	—	—	1,400
Other securities (q)	181	(82)	—	99
Total interest and dividends on securities	3,073	(82)	—	2,991
Interest on federal funds sold	36			36
Total interest income	15,297	(138)	—	15,159
Interest expense
Deposits:
Interest-bearing demand	1,032	—	—	1,032
Savings	129	—	—	129
Time ($100,000 and over)	931	—	—	931
Other time	1,940	—	—	1,940
Total deposits	4,032	—	—	4,032
Borrowed funds interest expense (l)	1,501	—	(1,501)	—
Interest on FHLB Advances (l)	—	—	1,451	1,451
Interest on subordinated debentures	539	—	—	539
Interest on junior subordinated debentures (l)	—	—	50	50
Interest on other debt (l)	—	—	—	—
Total interest expense	6,072	—	—	6,072
Net interest income before provision for credit losses	9,225	(138)	—	9,087
Provision for loan and lease losses (d)	2,802	2,306	—	5,108
Net interest income after provision for loan and lease losses	6,423	(2,444)	—	3,979
Other income
Service charges (e)	650	(1)		649
Net gain on the sale of securities	1,196	—		1,196
Gross other-than-temporary impairment (“OTTI”) losses (b)	(31,428)	(23,193)		(8,235)
Portion of loss recognized in other comprehensive income (before taxes) (b)	30,513	(22,624)		7,889
Net impairment losses recognized in earnings (b)	(915)	(569)	—	(346)
Net gain on the sale of loans (c)	273	(25)		248
Other (f)	658	—	176	834
Total other income	1,862	(595)	176	2,581
Other expenses
Salaries and employee benefits (f) (g)	3,120	(142)	130	3,108
Occupancy expense (i) (n)	1,067	12	(432)	647
Equipment expense (i)	—		432	432
Advertising expense (m)	225	(106)	—	119
Data processing expense	487			487
FDIC Assessment	469			469
Bank shares tax	255			255
Expense of other real estate (n)	120	15		135
Provision for off-balance sheet commitments (a) (p)	(1,031)		1,031	—
Legal expense (k)	—		26	26
Other operating expenses (o) (p) (k)	1,670	1,094	(1,057)	1,707
Total other expenses	6,382	873	130	7,385

Income (loss) before income taxes	1,903	(1,834)	(894)	(825)
Provision (credit) for income taxes (j)	(56)	56		—
Net income (loss)	$1,959	$(1,890)	$(894)	$(825)
Loss Per Share:
Basic	$0.12	$(0.12)	$(0.05)	$(0.05)
Diluted	$0.12	$(0.12)	$(0.05)	$(0.05)
Weighted Average Number of Shares Outstanding
Basic	16,294,291			16,294,291
Diluted	16,658,009	(363,718)		16,294,291

(a)          Change in reserve for off-balance sheet commitments after change in methodology.

(b)         Adjustment to reduce OTTI recorded on available-for-sale securities as losses recorded in the 1st quarter of 2010 were pushed back to 12/31/09 as part of the adjustments related to the restatement of the 2009 10K.

(c)          Adjustment to reverse the gain booked on Loans, held for sale.

(d)         Provision for loan and lease losses adjusted after change in methodology.

(e)          Adjustment for rounding.

(f)            Reclassification of Bank Owned Life Insurance Income from expense to income.

(g)         To record loan fees and costs in accordance with ASC 310 Receivables.

(h)         Amortization of loan fees and costs in accordance with ASC 310 Receivables.

(i)             Reclassification of Equipment expense from being included in Occupancy expense.

(j)             Reverse income tax benefit.

(k)          Reclassification of Legal expense from being included in Other operating expenses.

(l)             Reclassification of interest on borrowed funds to interest on FHLB advances, interest on junior subordinated debentures and interest on other debt.

(m)       To adjust and reduce expense related to an over accrual.

(n)         To adjust and increase expense related to an under accrual.

(o)         Reclassification of mortgage servicing rights amortization expense from being netted against loan servicing fee income.

(p)         Reclassification of provision for off balance sheet commitments to other operating expenses.

(q)         Reversal of accrued interest on Pooled Trust Preferred Securities.

Note 3.   New Authoritative Accounting Guidance

On January 1, 2010, the Company adopted the provisions of the Accounting Standards Codification (“ASC”) Topic 860-10-50, Transfers and Servicing- Overall-Disclosures as updated by Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. The standard enhances the reporting for transfers of financial assets, including securitization transactions.  It also requires companies to report where they have continuing exposure to the risks related to transferred financial assets and eliminates the concept of a “qualifying special-purpose entity.”  In addition, it changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period.  This standard also requires additional year-end and interim disclosures. The standard must be applied to transfers that occurred before and after its effective date. The adoption of ASC Topic 860-10-50 had no impact on the Company’s financial statements.

On January 1, 2010, the Company adopted ASC topic 810-10-50, Consolidation-Overall-Disclosures as amended by ASU 2009-17, Consolidation Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This standard also requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  The standard also requires additional year-end and interim disclosures.  In February 2010, ASU 2010-10, Consolidation: Amendments for Certain Investment Funds was issued which provides an indefinite deferral of ASC topic 810-10 for certain entities.  Entities that meet the criteria for deferral of consolidation guidance are still required to provide disclosures required by the topic.  The update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest.  It clarifies that a quantitative calculation should not be the only basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The adoption of ASC Topic 810-10-50 had no impact on the Company’s financial statements.

In January 2010, a clarification ASU 2010-06, Fair Value and Disclosures, Improving Disclosures about Fair Value Measurements was issued for ASC topic 820-10-50, Fair Value Measurements and Disclosures.   The amendments in ASU 2010-06 require companies to provide a separate disclosure for transfers in and out of Levels 1 and 2, including a description of the reasons for the transfer.  The amendments also require companies to report activity in Level 3 fair value measurements on a gross basis, including information about purchases, sales, issuances and settlements.  The amendments also clarify existing disclosures related to disaggregated reporting, model inputs and valuation techniques.  The new disclosures are effective for the first quarter of 2010, except for the gross reporting of Level 3 activity, which is effective beginning the first quarter of 2011. These amendments resulted in additional disclosures in our interim and annual reports.  The applicable new disclosures have been included in Note 8.

Note 4.   Regulatory Matters

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

Currently, the Company’s and the Bank’s actual capital positions and ratios as of March 31, 2010 and December 31, 2009 are presented in the following table :

CAPITAL ANALYSIS

(in thousands)

	March 31, 2010 (as restated)	December 31, 2009 (as restated)
COMPANY

Tier I Capital:
Total Tier I Capital	$84,435	$84,365
Tier II Capital:
Subordinated notes	$25,000	23,100
Allowable portion of allowance for loan and lease losses	14,342	14,594
Total Tier II Capital	$39,342	37,694
Total Risk-Based Capital	$123,777	122,059
Total Risk-Weighted Assets	$1,134,722	$1,158,157

BANK

Tier I Capital:
Total Tier I Capital	$105,036	$103,453
Tier II Capital:
Allowable portion of allowance for loan and lease losses	14,438	14,590
Total Tier II Capital	14,438	14,590
Total Risk-Based Capital	$119,374	$118,043
Total Risk-Weighted Assets	$1,134,376	$1,157,823

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of March 31, 2010: (as restated)
Total Capital (to Risk Weighted Assets)
Company	$123,777	10.91%	$	>90,778	>8.00%	N/A	N/A
Bank	$119,374	10.52%	$	>90,750	>8.00%	$ >113,438	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$84,435	7.44%	$	>45,389	>4.00%	N/A	N/A
Bank	$105,036	9.26%	$	>45,375	>4.00%	$ >68,063	>6.00%
Tier I Capital (to Average Assets)
Company	$84,435	6.19%	$	>54,576	>4.00%	N/A	N/A
Bank	$105,036	7.68%	$	>54,704	>4.00%	$ >68,379	>5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2009 (as restated)
Total Capital (to Risk Weighted Assets)
Company	$122,059	10.54%	$	>92,653	>8.00%	N/A	N/A
Bank	$118,043	10.20%	$	>92,626	>8.00%	$ >115,782	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$84,365	7.28%	$	>46,326	>4.00%	N/A	N/A
Bank	$103,453	8.94%		$46,313	>4.00%	$ >69,469	>6.00%
Tier I Capital (to Average Assets)
Company	$84,365	5.94%	$	>56,853	>4.00%	N/A	N/A
Bank	$103,453	7.28%	$	>56,853	>4.00%	$ >71,067	>5.00%

The Bank is under a Consent Order (“the Order”) from the Office of the Comptroller of the Currency (OCC) dated September 1, 2010.  The material provisions of the Order are as follows:

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

(viii) by October 31, 2010, the Board shall ensure the BSA audit function is supported by an adequately staffed department or third party firm; adopt implement and ensure compliance with an independent BSA audit; and assess the capabilities of the BSA officer and supporting staff to perform present and anticipated duties;

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

(xv) by October 31, 2010, the Board must revise and implement the Bank’s other-than-temporary impairment policy;

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

Federal Reserve Agreement On November 24, 2010, the Company entered into a written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement include the following:

(i)            the Company’s Board must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with its Consent Order entered into with the OCC;

(ii)           the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the FRB;

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

(xii)          the Company must comply with: (1) the notice provisions of Section 32 of the FDI Act and Subpart H of Regulation Y in appointing any new director or senior executive officer or changing the duties of any senior executive officer; and (2) the restrictions on indemnification and severance payments of Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations; and

(xiii)         the Board must submit written progress reports within 30 days of the end of each calendar quarter;

Since entering into the Order and the Agreement, the Company has incurred expenses in an effort to comply with the terms of these agreements.  In particular, the Company has incurred expenses in connection with developing and implementing policies and procedures and hiring additional personnel as required by the Order and the Agreement.  During 2010 and the first nine months of 2011, the Company incurred approximately $1.4 million and $851 thousand, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company expects to continue to experience increased costs related to compliance with these regulatory agreements, primarily as a result of increased head count and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will decrease significantly from the 2010 and 2011 levels, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

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

Note 5.   Loans

Major classifications of loans are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
	(as restated)	(as restated)
Residential real estate	$142,146	$137,520
Commercial real estate	309,252	317,408
Commercial and industrial loans	221,558	220,849
Construction Loans	89,855	98,383
Installment loans	123,131	128,392
Other loans	47,330	37,013
Gross loans	933,272	939,565
Less: Allowance for loan and lease losses	(25,505)	(22,458)
Unearned discount	(279)	(298)
Plus: Loan fees	714	707
Net loans	$908,202	$917,516

Changes in the allowance for loan and lease losses were as follows (in thousands):

	Three months ended March 31
	2010	2009
	(as restated)
Balance, beginning of year	$22,458	$9,150
Recoveries credited to allowance	60	44
Provision for loan and lease losses	5,108	2,460
Total	27,626	11,654
Losses charged to allowance	(2,121)	(376)
Balance, end of period	$25,505	$11,278

Non-performing loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.  At March 31, 2010 and

December 31, 2009 the loans on nonaccrual totaled $29.5 million and $25.9 million, respectively.  OREO is included in other assets and totaled $15.1 million and $11.2 million at March 31, 2010 and December 31, 2009, respectively. The total recorded investment in loans past due ninety days or more and still accruing interest amounted to $1 thousand and $117 thousand at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, OREO consisted of sixteen properties with six of the properties comprising $14.5 million or 96% of the balance. Troubled debt restructurings were all performing in accordance with the restructured agreements as of March 31, 2010.  The total recorded investment in impaired loans, amounted to $44.9 million and $36.6 million at March 31, 2010 and December 31, 2009, respectively.

The additional interest income that would have been earned on nonaccrual and restructured loans outstanding at March 31, 2010 and March 31, 2009 in accordance with their original terms approximated $613 thousand and $611 thousand, respectively.  There was no interest income recognized on non-performing loans for cash payments received during the three months ended March 31, 2010 and March 31, 2009.

The following schedule reflects various non-performing lending categories as of the dates noted (in thousands):

	March 31, 2010 (as restated)	December 31, 2009 (as restated)
Nonaccrual loans	$29,465	$25,865
Loans past due 90 days or more and still accruing	1	117
Total Non-Performing Loans	29,466	$25,982
Other Real Estate Owned	15,100	11,184
Total Non-Performing Assets	$44,566	$37,166
Performing TDRs	$15,435	$10,743
ALLL related to impaired loans	$7,587	$3,982

	March 31, 2010 (as restated)	December 31, 2009 (as restated)
Loans with no allocated allowance for loan and lease losses	$11,955	$11,348
Loans with allocated allowance for loan and lease losses	32,945	25,260
Total balance of loan considered impaired	$44,900	$36,608

The average balance of impaired loans was $39.8 million and $49.4 million for the three months ended March 31, 2010 and twelve months ended December 31, 2009, respectively.  The Company recorded $192 thousand and $188 thousand of interest income on impaired loans for the three months ended March 31, 2010 and 2009, respectively.

The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and commercial construction portfolios comprise $396.2 million or 43.6% of net loans at March 31, 2010.  In addition, the Company had commercial real estate and commercial construction loans of $46.0 million or 5.0% of net loans to customers outside Pennsylvania.  Geographic concentrations exist because the Company provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its market areas in Pennsylvania. Management believes underwriting guidelines and ongoing review by loan review mitigates these risks.

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  These loans, letters of credit and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than normal risk of collectability.  See Note 11 for more information on related party transactions.

Note 6.  Other Real Estate Owned

OREO totaled $15.1 million as of March 31, 2010, which is an increase of $3.9 million, from $11.2 million as of December 31, 2009.  As of March 31, 2010, OREO consists of sixteen properties compared to fourteen properties as of December 31, 2009. Six of the properties held in OREO as of March 31, 2010 represent approximately 96% of the total.

The following schedule reflects a breakdown of OREO for the periods reviewed.

	March 31, 2010	December 31, 2009
	(as restated)
Land/Lots	$9,746	$5,887
Commercial Real Estate	4,908	4,852
Residential Real Estate	446	445
Total	$15,100	$11,184

The Company foreclosed on two properties during the three months ended March 31, 2010, one of which comprised substantially all of the $3.9 million increase in OREO (the other property comprised $56 thousand of the increase).  In connection with the transfer to OREO, the Company charged-off $96 thousand of the loan balances against the ALLL to bring the properties down to their carrying value of $3.9 million.

The expenses related to maintaining OREO amounted to $135 thousand for the three months ended March 31, 2010 compared to no expense for the same period in 2009.

Note 7.   Securities

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities available for sale are as follows:

Available-for-sale securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
	cost	gains	losses	Fair value
March 31, 2010 (as restated)
U.S. Treasury securities and obligations of U.S. government agencies	$30,860	$180	$1,474	$29,566
Obligations of state and political subdivisions	120,760	2,129	6,245	116,644
Collateralized mortgage obligations:
Government sponsored agency	57,433	712	281	57,864
Private label	15,691	41	2,727	13,005
Residential mortgage-backed securities	17,370	542	74	17,838
Pooled Trust Preferred Senior Class	3,852	—	2,414	1,438
Pooled Trust Preferred Mezzanine Class	12,165	—	9,824	2,341
Corporate debt securities	500	—	120	380
Equity securities	1,010	6	—	1,016
Total securities available for sale	$259,641	$3,610	$23,159	$240,092

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
	cost	gains	losses	Fair value
December 31, 2009 (as restated)
U.S. Treasury securities and obligations of U.S. government agencies	$28,734	$78	$1,723	$27,089
Obligations of state and political subdivisions	122,052	2,591	5,973	118,670
Collateralized mortgage obligations:
Government sponsored agency	52,968	897	370	53,495
Private label	24,154	17	3,112	21,059
Residential mortgage-backed securities	26,152	1,321	31	27,442
Pooled Trust Preferred Senior Class	3,848	—	2,457	1,391
Pooled Trust Preferred Mezzanine Class	12,459	—	10,040	2,419
Corporate debt securities	500	—	144	356
Equity securities	1,010	15	—	1,025
Total securities available for sale	$271,877	$4,919	$23,850	$252,946

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities held- to- maturity at March 31, 2010 and December 31, 2009 are as follows:

Held-to-maturity securities (in thousands):

		Gross	Gross
		Unrealized	unrealized
	Amortized	Holding	holding
	cost	Gains	losses	Fair value
March 31, 2010
Obligations of state and political subdivisions	$1,922	$0	$98	$1,824

December 31, 2009
Obligations of state and political subdivisions	$1,899	$0	$111	$1,788

At March 31, 2010 and December 31, 2009, securities with a carrying amount of $224.1 million and $187.9 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities (in thousands) at March 31, 2010 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	2,951	2,960	—	—
After Five Years through Ten Years	6,490	6,520	464	442
After Ten Years	158,696	140,888	1,458	1,382
Collateralized mortgage obligations	73,124	70,869	—	—
Mortgage-backed securities	17,370	17,839	—	—
Total	$258,631	$239,076	$1,922	$1,824

Gross proceeds from the sale of securities for the three months ended March 31, 2010 and 2009 were $26.5 million and $24.7 million, respectively, with the gross realized gains being $1.2 million and $0.5 million, respectively, and gross realized losses being $0 and $3 thousand, respectively.

The table below indicates the length of time that individual securities available for sale have been in a continuous unrealized loss position at March 31, 2010 (as restated):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$3,962	$4	$9,793	$1,470	$13,755	$1,474
Obligations of state and political subdivisions	29,728	1,299	18,786	4,946	$48,514	6,245
Collateralized mortgage obligations:
Government sponsored agency	34,185	281	—	—	34,185	281
Private label	—	—	12,145	2,727	12,145	2,727
Residential mortgage-backed securities	5,593	74	—		5,593	74
Pooled Trust Preferred Senior Class	—	—	1,438	2,414	1,438	2,414
Pooled Trust Preferred Mezzanine Class	—	—	2,341	9,824	2,341	9,824
Corporate debt securities	—	—	380	120	380	120
Equity securities	—	—	—	—	—	—
	$73,468	$1,658	$44,883	$21,501	$118,351	$23,159

The table below indicates the length of time individual securities available for sale have been in a continuous unrealized loss position at December 31, 2009 (as restated):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$12,527	$215	$9,588	$1,508	$22,115	$1,723
Obligations of state and political subdivisions	30,266	1,274	16,904	4,699	47,170	5,973
Collateralized mortgage obligations:
Government sponsored agency	31,733	370	—	—	31,733	370
Private label	—	—	13,591	3,112	13,591	3,112
Residential mortgage-backed securities	3,585	31	—	—	3,585	31
Pooled trust preferred senior class	—	—	1,391	2,457	1,391	2,457
Pooled trust preferred mezzanine class	—	—	2,419	10,040	2,419	10,040
Corporate debt securities	—	—	356	144	356	144
Equity securities	—	—	—	—	—	—
	$78,111	$1,890	$44,249	$21,960	$122,360	$23,850

At March 31, 2010, the Company’s investment portfolio was comprised of U.S. Government agency securities, tax-exempt obligations of states and political subdivisions, government sponsored agency obligations, private label collateralized mortgage obligations (“PLCMOs”), residential mortgage-backed securities, pooled trust preferred collateralized debt obligations securities (“PreTSLs”), and corporate debt  securities.

At March 31, 2010, excluding PLCMOs and PreTSLs, 159 of the Company’s debt securities holdings having unrealized losses have depreciated 7.41% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations.  Sixty-six percent (66%) of such securities are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired at March 31, 2010.

At March 31, 2010, eight of the Company’s PLCMOs having realized OTTI losses of $2.3 million and unrealized losses of $2.7 million have depreciated 37.20% from their amortized cost basis.

At March 31, 2010, seven of the Company’s PreTSLs having realized OTTI losses of $18.7 million and unrealized losses of $12.2 million have depreciated 89.11% from their amortized cost basis.

Under ASC Topic 320, “Investments—Debt and Equity Securities,” If management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those declines that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered  to be OTTI when the Company believes the security’s impairment is due to factors that could include the security issuer’s inability to pay interest or dividends, the security issuer’s potential for default, and/or other factors., When a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other than temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, the Company considers factors that include:

•              the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;

•              the severity and duration of the decline;

•              the Company’s ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term;

•              the Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current period credit loss.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have or may be impaired.

Based on the Company’s evaluation at March 31, 2010, the Company has determined that the decreases in estimated fair value are temporary with the exception of eight PLCMOs and seven PreTSLs.  The Company’s discounted estimate of projected cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings for the three months ended March 31, 2010 of $346 thousand.

OTTI of Private Label CMOs:

The following PLCMOs held as of March 31, 2010 (in thousands as restated) were determined to be credit impaired either in the current or previous year resulting in a charge to earnings.

				S&P		Credit	Cumulative
	Book	Fair	Unrealized	credit	Collateral	Impairment	Credit
Description	Value	Value	gain/loss	rating	type	this period	Impairment
RAST 2006-A10 A5	$970	$671	$(299)	CC	ALT-A30	$5	$283
RAST 2006-A8 2A2	831	784	$(47)	CC	ALT-A30	7	421
CWALT 2007-7T2 A12	1,877	1,624	$(253)	CC	ALT-A30		282
RALI 2006-QS 16 A10	911	735	$(176)	CC	ALT-A30	2	356
RALI 2006-QS4 A2	1,411	903	$(508)	CC	ALT-A30	6	384
HALO 2007-1 3A6	1,413	624	$(789)	CCC	WH-30		79
WMALT 2006-2 2CB	820	860	$40	CCC	ALT-A30	33	467
PRIME 2006-1 1A1	1,920	1,627	$(293)	CC	WH-30		41
Total	$10,153	7,828	(2,325)			$53	$2,313

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

Once the Company has default/severity assumptions for the underlying collateral (on a deal specific basis), the Company then has to understand how the timing of losses impacts each specific bond/tranche and how each cash flow changes over time. The default and severity vectors are modeled using a third party cash flow model and both total collateral and tranche specific cash flows are established. The Company computes various metrics based on the resulting tranche cash flows:

•                  Total Collateral Principal Loss

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

A security is considered to be other than temporarily impaired if the expected cash flow analysis results in a change of cash flow from the original expectation which indicates that there is the potential that all principal and/or interest may not be received. Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers. The results are recognized through earnings as they become available.  Information discovered subsequent to the balance sheet date but prior to the filing date is included in the OTTI analysis.  The Company recorded a charge of $53 thousand against the three month period ending March 31, 2010 earnings for credit losses on its PLCMOs.

The table below illustrates the percentage of the current balance of each PLCMO that was delinquent, in foreclosure, in OREO and the trailing 3 month loss severity that was used in our March 31, 2010 OTTI calculations.

Security	60-89 Days delinquent	90+ Days delinquent	Foreclosure	OREO	3 Month Severity	Projected Default Severity

RAST 2006-A10 A5	5.12%	8.29%	13.72%	2.87%	46.20%	36.52%
RAST 2006-A8 2A2	3.79%	6.87%	12.83%	3.40%	66.76%	58.00%
CWALT 2007-7T2 A12	4.25%	16.48%	13.79%	1.20%	60.14%	57.94%
RALI 2006-QS 16 A10	3.39%	9.03%	17.29%	1.75%	54.38%	63.67%
RALI 2006-QS4 A2	4.60%	7.09%	11.62%	0.80%	55.36%	46.99%
HALO 2007-1 3A6	2.10%	10.86%	6.87%	0.85%	58.95%	48.10%
WMALT 2006-2 2CB	2.34%	9.71%	11.00%	1.88%	81.12%	72.10%
PRIME 2006-1 1A1	0.48%	8.79%	5.71%	1.62%	40.92%	50.00%

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of March 31, 2010, the book value of our PreTSLs totaled $16.0 million with an estimated fair value of $3.8 million and is comprised of seven securities each of which are collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches. All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2010, six of these securities had no excess subordination and one had excess subordination of 8.06% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes. It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls. Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of March 31, 2010 (as restated):

			Excess/			Credit	Credit
(in thousands)	Performing	Bonds	insufficient	Coverage	Excess	Impairment	Impairment
Deal	collateral	outstanding	collateral	ratio	subordination	this period	cumulative
PreTSL VIII	$239,300	$395,483	$(156,183)	60.51%	N/A	$—	$2,920
PreTSL IX	313,520	339,943	(26,423)	92.23%	N/A	—	1,680
PreTSL X	285,750	384,526	(98,776)	74.31%	N/A	4	2,649
PreTSL XI	458,995	482,031	(23,036)	95.22%	N/A	—	2,786
PreTSL XIX	550,135	551,656	(1,521)	99.72%	N/A	168	1,232
PreTSL XXVI	692,700	641,017	51,683	108.06%	8.06%	—	251
PreTSL XXVIII	292,850	309,116	(16,266)	94.74%	N/A	122	7,164
Total						$294	$18,682

The following list details information for each of the Company’s PreTSLs as of March 31, 2010:

							Current	Actual Deferrals/	Expected
					Moody’s/		Number of	Defaults as a %	Future
		Book	Fair	Unrealized	Fitch		Performing	of Current	Default
Deal	Class	value	value	gain/loss	ratings		Issuers	Collateral	Rate
PreTSL VIII	Mezzanine	$80	$3	$(77)	C / C		24	43.70%	2.88%
PreTSL IX	Mezzanine	1,320	271	(1,049)	Ca / C		36	30.30%	1.40%
PreTSL X	Mezzanine	351	15	(336)	Ca / C		37	42.90%	1.54%
PreTSL XI	Mezzanine	2,214	414	(1,800)	Ca / C		50	23.70%	1.97%
PreTSL XIX	Mezzanine	5,943	1,592	(4,351)	B3 / B	-	59	21.50%	1.81%
PreTSL XXVI	Senior	3,851	1,438	(2,413)	B1 / B		56	28.20%	1.09%
PreTSL XXVIII	Mezzanine	2,258	46	(2,212)	Ca / CC		46	18.80%	1.83%
		$16,017	$3,779	$(12,238)

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

Each issuer in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments thus far are assumed to default immediately. A zero percent projected recovery rate is applied to both deferring and defaulted issuers. The probability of default is updated quarterly based upon changes in the creditworthiness of each underlying issuer. Timing of defaults and deferrals has a substantial impact on each valuation. As a result of this analysis, each issuer is assigned an expected default rate specific to that issuer.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities. During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely. Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities. The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $442 thousand and $757 thousand, respectively, to the $346 thousand impairment charge taken during the first three months of 2010.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated our PreTSLs and PLCMOs considering all available evidence, including information received after the balance sheet date but before the filing date, and determined that the discounted estimated projected cash flows are less than the securities’ carrying value, resulting in an impairment charge to earnings for the three months ended March 31, 2010 of $346 thousand.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Other-Than-Temporarily Impaired Securities

Beginning Balance, January 1, 2010	$20,649
Credit losses on debt securities for which OTTI was not previously recognized
Additional credit losses on debt securities for which OTTI was previously recognized	346
Ending Balance, March 31, 2010	$20,995

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost in Other Assets and totaled $12.1 million and $11.8 million at March 31, 2010 and December 31, 2009, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh at March 31, 2010.

Note 8.   Fair Value Measurements

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

A description of the valuation methodologies used for assets recorded at fair value, and for estimating the fair value of assets for financial instruments not recorded at fair value, is set forth below.

Cash, Short-term Investments, Accrued Interest Receivable and Accrued Interest Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

The estimated fair values of available for sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).  The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government sponsored agency collateralized mortgage obligations, private label collateralized mortgage obligations, residential mortgage backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on data obtained from sources independent from the Company.  The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

In accordance with the Company’s adoption of the new authoritative accounting guidance under ASC Topic 820, the Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs in the Company’s securities portfolio are obtained from a third-party service provider that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 7.

As of March 31, 2010, the Company owned PreTSLs having a book value of $16.0 million.  The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 7.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 15% discount rate to PreTSL XIX and PreTSL XXVI and a 20% discount rate for the remaining PreTSLs to the expected cash flows to estimate fair value.

Loans

For non-impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Impaired loans are measured on a loan-by-loan basis based upon the present value of expected future cash flows at the loan’s effective interest rate or, for collateral dependent loans, the fair value of the impaired loan balance is based on the appraised loan value or other reasonable offers less estimated costs to sell.  See also, Note 5 “Loans.”

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

Assets and Liabilities Measured on a Recurring Basis

The following tables detail the financial asset amounts carried at fair value that are measured for fair value on a recurring basis at March 31, 2010 and December 31, 2009 and indicate the assets’ classifications within the fair value hierarchy (dollars in thousands):

Fair Value Measurements at March 31, 2010 (as restated)

			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$29,566		$29,566	$—
Obligations of political and state subdivisions	116,644		116,644
Government sponsored agency CMOs	57,864		57,864
Private label CMOs	13,005		13,005
Residential mortgage backed securities	17,838		17,838
Pooled trust preferred Senior Class	1,438			1,438
Pooled trust preferred Mezzanine Class	2,341			2,341
Corporate debt securities	380		380
Equity securities	1,016	$1,016
Total securities available for sale	$240,092	$1,016	$235,297	$3,779

Fair Value Measurements at December 31, 2009 (as restated)

			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$27,089		$27,089
Obligations of political and state subdivisions	118,670		118,670
Government sponsored agency CMOs	53,495		53,495
Private label CMOs	21,059		21,059
Residential mortgage backed securities	27,442		27,442
Pooled trust preferred Senior Class	1,391			1,391
Pooled trust preferred Mezzanine Class	2,419			2,419
Corporate debt securities	356		356
Equity securities	1,025	1,025
Total securities available for sale	$252,946	$1,025	$248,111	$3,810

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended ended March 31, 2010 and the year ended December 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Available for Sale Securities
	For the three months ended March 31,
	2010 (as restated)	2,009
Balance, beginning of the period	$3,810	$17,652
Accretion of discount	3	4
Payments received	—	—
Increase in amortized cost	—	—
Change in Unrealized Gains (Losses) on securities not deemed other-than-temporarily Impaired during the period	85	(10,602)
Other-than-temporary impairment included in other comprehensive income	174	—
Other-than-temporary impairment included in earnings	(293)	—
Transfers in and out of Level 3	—	—
Balance, end of period	$3,779	$7,054

The net unrealized (losses) gains for the three months ended March 31, 2010 included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date was $259 thousand.

The net unrealized (losses) gains for the three months ended March 31, 2009 included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date was $10.6 million.

Gains and losses (realized and unrealized) included in earnings and equity are reported as follows (dollars in thousands):

March 31, 2010
Total gains or losses included in earnings for the period	$(293)
Change in unrealized gains or losses relating to assets still held at the end of the period	$259

March 31, 2009
Total gains or losses included in earnings for the period	$0
Change in unrealized gains or losses relating to assets still held at the end of the period	$(10,602)

As of March 31, 2010, the Company owned PreTSLs having a book value of $16.0 million.  The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the pricing for these securities from the same third-party service provider that prepared the valuations using the discounted cash flows approach discussed in Note 7.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying banks.  Refer to the discussion of these variables in Note 7.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 15% discount rate to PreTSL XIX and PreTSL XXVI and a 20% discount rate for the remaining PreTSLs to the expected cash flows to estimate fair value.

As of March 31, 2010, the Company owned PLCMOs having a book value of $15.7 million. The market for these securities was minimally active and severely stressed.  The Company performed an OTTI analysis on its PLCMOs.  The OTTI analysis relies on a review of the individual loans that provide the collateral for each security. This information is then used to develop default and severity assumptions over a future horizon for each security. The factors involved in constructing these assumptions are:

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

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

Assets and Liabilities Measured on a Non-Recurring Basis

The following tables detail the assets measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009 and indicate the assets’ classifications within the fair value hierarchy (dollars in thousands):

	Fair Value Measurements at March 31, 2010 (as restated)			Fair Value Measurements at December 31, 2009 (as restated)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans			$44,900			$36,608
Other real estate owned			$15,100			$11,184

Collateral-dependent impaired loans consist of nonaccrual loans and troubled debt restructured loans that are classified as Level 3 assets.  Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent.    When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.  The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

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

The estimated fair values of the Company’s financial instruments (in thousands) are as follows:

	March 31, 2010 (as restated)		December 31, 2009 (as restated)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and short term investments	$80,227	$80,227	$86,364	$86,364
Securities	242,014	241,916	254,845	254,031
Gross Loans	933,272	889,380	939,565	871,732
Accrued interest receivable	3,849	3,849	4,245	4,245

Financial Liabilities
Deposits	1,053,484	1,058,702	$1,071,608	$1,076,700
Borrowed funds	215,696	218,093	217,467	220,434
Accrued interest payable	2,766	2,766	3,064	3,064

Off-Balance Sheet Financial Instruments
Commitments to extend credit and standby letters of credit	$118	$118	$189	$189

Note 9.   Earnings per Share

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. The shares in the denominator were 16,294,291 and 16,064,455 for the three months ended March 31, 2010 and 2009, respectively. Diluted earnings per share includes the dilutive effect of additional potential common shares for the stock options outstanding. The shares in the diluted denominator were 16,294,291 and 16,106,478 for the three months ended March 31, 2010 and 2009, respectively.

The calculation for basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares for stock options outstanding.

	For the three months ended March 31, (as restated)
(in thousands, except for share data)	2010 (as restated)	2009
Net income available to common shareholders	$(825)	$3,238

Weighted average shares outstanding - basic	16,294,291	16,064,455
Plus common share equivalents	0	42,023
Weighted average shares outstanding - diluted	16,294,291	16,106,478

Earnings per share - basic	$(0.05)	$0.20
Earnings per share - diluted	$(0.05)	$0.20

As a result of the net loss, common stock equivalents had no impact on the first quarter 2010 EPS because they would have been anti-dilutive.

Note 10.  Bank Premises and Equipment

Bank premises and equipment are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$4,405	$4,765
Buildings	12,298	13,266
Furniture, fixtures and equipment	12,591	10,828
Leasehold improvements	4,892	4,892
Total	34,186	33,751
Less accumulated depreciation	13,436	13,084
Net	$20,750	$20,667

Depreciation and amortization expense amounted to $352 thousand and $386 thousand for the three months ended March 31, 2010 and 2009, respectively.

Note 11.  Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors, executive officers and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such loans and advances under lines of credit during the three months ended March 31, 2010:

March 31, 2010
(in thousands)
Opening balance	$102,705
Advances	24,945
Principal repayments/reductions	(17,979)
Ending balance	$109,671

Ending balance December 31, 2009	$105,698
Less loans removed - resignations	(2,993)
Adjusted opening balance	$102,705

At March 31, 2010 loans in the amount of $2.0 million to directors, executive officers and their related parties were not performing in accordance with the terms of the loan agreements, representing a $2.2 million decrease compared to December 31, 2009.  The decrease is primarily attributable to the resignation of a director during 2009 and the charge-down of other loans. Also, as of March 31, 2010 additional loans in the amount of $12.5 million to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

As of June 30, 2011, $7.2 million of the loans described above were subsequently charged-off, $5.8 million in loans are non-performing and $1.2 million in loans to directors, executive officers and their related parties are criticized.  The remaining $1.5 million has been reclassified to a non-criticized risk rating. For further description of loans with related parties see Note 14 to the Company’s financial statements included in the Company’s annual report on Form 10-K/A for the period ended December 31, 2009.

Deposits from directors, executive officers and their related parties amounted to $128.2 million and $136.5 million at March 31, 2010 and December 31, 2009.

Note 12.  Stock Option Plans

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

The Board also adopted on August 30, 2000, the Independent Directors Stock Option Plan for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares.  There was no compensation expense related to option plans during the three months ended March 31, 2010 and 2009.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model average assumptions:

	March 31, 2010	December 31, 2009
Dividend yield	N/A	3.87%
Expected life	N/A	10 years
Expected volatility	N/A	27.8%
Risk-free interest rate	N/A	2.99%

A summary of the status of the Company’s stock option plans is presented below:

	Three months ended March 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	366,248	$12.18	325,134	$12.36
Granted	—		74,600	$10.81
Exercised	—	$11.00
Forfeited	(25,300)	$12.26
Outstanding at the end of the period	340,948		399,734	$12.07

Options exercisable at March 31,	340,948		399,734	$12.36

Weighted average fair value of options granted during the year	—		—	$2.13
Stock-Based Compensation Expense		$—	—	$—

There were no options exercised during these periods.  As of March 31, 2010, there was no unrecognized compensation expense.

Information pertaining to options outstanding at March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.19-$23.13	340,948	5.2 years	$12.26	340,948	$12.26

As of March 31, 2010, the aggregate intrinsic value of options exercisable was $1 thousand.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Amended Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Amended Form 10-K/A for the year ended December 31, 2009.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K/A for the year ended December 31, 2009.

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

The Bank was established as a national banking association in 1910 as “The First National Bank of Dunmore.”  The Bank changed its name to “First National Community Bank” effective March 1, 1988.  The Bank’s operations are conducted from 21 offices located in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania.  The Bank offers many traditional banking services to its customers.

Unless the context otherwise requires the words “we,” “us,” “our” and the “Company” are used to refer to First National Community Bancorp, Inc. and its subsidiaries.

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of its bank subsidiary, First National Community Bank and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry. Certain prior period amounts have been reclassified to conform to the current presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure in the consolidated financial statements and accompanying notes included thereto.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), valuations, the evaluation of deferred income taxes and the evaluation of other intangibles, loan servicing rights and investment securities for impairment. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s Amendment No.1 on Form 10-K/A for the year ended December 31, 2009 (the “Amended 2009 Form 10-K”).  Although no significant changes to the Company’s critical accounting policies were made during the first three months of 2010, the Company has provided outlined below the changes in its accounting policies that were adopted effective for 2009 and reflected in the restatement of its financial statements included in the Amended 2009 Form 10-K and this Amendment.

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

In connection with regulatory reviews of the Company’s operations, financial statements and SEC filings, the Company determined that certain of its accounting and reporting policies did not conform to U.S. GAAP and were not being applied properly or should otherwise be revised.  Effective for 2009 and as reflected in the Company’s Amended 2009 Form 10-K for the year ended December 31, 2009 and this Amendment, the Company made the following changes to its accounting and reporting policies:

•                  In its preparation of the financial statements included in the Original Report, the Company did not properly formulate and evaluate its ALLL as a result of the timing of charge-offs and the recognition of TDRs.  In determining the ALLL included in the Original Report, the Company increased the specific reserve component of the ALLL when it determined a loan had impairment rather than timely recognizing the loss and reducing the reserve.  As reflected in this Amendment, the Company changed its ALLL policy to timely recognize charge-offs in the appropriate accounting period.  As revised, when a loan is determined to be impaired and collection of the entire amount of the loan is unlikely, the loan is charged off or charged down to the fair market value of the collateral, thus reducing the carrying value of the loan and the ALLL.  Additionally, the general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass”, “Special Mention” or “Accruing and Substandard” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge-offs of impaired loans.  The change in policy led to an increase in the provision for loan and lease losses in the Original Report of $2.8 million to a provision of $5.1 million in this Amendment, for the three months ended March 31, 2010.

As a result of the change in ALLL policy reflected herein, the ALLL, which was $23.3 million in the Original Report and was comprised of a specific reserve of $13.1 million and a general reserve of $10.2 million, was restated by charging off an additional $483 thousand in loans during the first quarter and recording an additional provision for loan and lease losses of $2.3 million. These changes, in addition to changes made at December 31, 2009, reallocated the reserve by reducing the specific reserves by $5.5 million, from $13.1 million to $7.6 million.  Included in the $7.6 million specific reserve allocation is $5.4 million in reserve for TDR impairments which were not previously identified by the Company.  The addition of the risk pools, along with higher historical loss experience as a result of increased charge-offs, resulted in the general reserves increasing by $7.7 million, from $10.2 to $17.9 million.  As a result the restated ALLL was $25.5 million.

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

Additional loan charge-offs reflected in this report resulted from the change in policy to timely recognize charge-offs in the appropriate accounting period.  As a result of this change in policy, this report reflects an additional $483 thousand of loan charge-offs from the amount of charge-offs reflected in the Original Report.

The Company also determined that it had calculated its provision for off-balance sheet commitments incorrectly in the Original Report.  The reserve for off-balance sheet commitments was previously calculated using all commitments and assumed these commitments would be fully funded.  This methodology was revised to provide a reserve on letters of credit and construction commitments.  In addition, individual analyses are performed on the aforementioned commitments to borrowers considered to be impaired.  As a result, the Company reduced the related liability by $1.0 million at December 31, 2009.  The off-balance sheet reserve is stable at $1.5 million at March 31, 2010.

•                  The Company also revised its policy for determining and calculating the value of the pooled trust preferred collateralized debt obligations securities (“PreTSLs”) in its securities portfolio and the amount of related credit impairment to employ more severe assumptions. In changing the methodology, the Company adopted a policy that is more consistent with those used by other market participants and that uses the same approach to value all of the PreTSLs in the Company’s portfolio. In the Original Report, the Company had assumed that 50% of issuers who had deferred payments would recover, including by paying previously deferred amounts, within two years of deferral. However, as reflected in this Amendment, the Company changed its policy to cause to be produced cash flow models for each security that assumes all deferring issuers default immediately, with no recovery assumed. The Company did not change its policy with respect to defaulted securities: other than temporary impairment (“OTTI”) in the Original Report and in this Amendment both reflect the assumption that defaulted issuers default immediately with no recovery. As reflected in the Original Report, the Company had not determined whether factors, other than existing deferrals or defaults, indicated that an impairment loss had been incurred with respect to performing issuers, but rather, it had assumed a 0.375% default rate for all securities and relied on market data provided by a third party. As reflected in this Amendment, we changed our policy to evaluate each bank issuer based upon its financial trends, such as earnings, net interest margin, operating efficiency, liquidity, capital position, level of non-performing loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio and whether the issuer received TARP monies. Based on this analysis of each bank issuer’s historical experience and assumptions of future events for each bank issuer, we developed annual expected default rates specific to each bank issuer rather than using the same expected default rate of 0.375% for each issuer. Furthermore, we had previously relied on two outside service providers, including a third party that had sold us the PreTSLs included in our securities portfolio to provide us with fair values for our PreTSLs, but under our revised methodology, fair value was calculated by the third party valuation service unaffiliated with the PreTSLs based on our estimates of future cash flows and the assumption that an investor would require a 15% return on investment for PreTSL XIX and PreTSL XXVI and a 20% return on investment for the remaining PreTSLs to be willing to purchase the cash flows. This change in methodology resulted in additional impairment charges to earnings of $2.5 million for the three months ended March 31, 2010.

The Company also reduced OTTI by $2.8 million on PreTSL and PLCMO securities, the issuers of which defaulted or deferred payments during the first quarter of 2010, after the Company reviewed its subsequent events analysis and determined that these events reflected issuer credit impairments that existed as of the fourth quarter of 2009. As such, those charges were reflected in the restated financial statements for the year ended December 31, 2009 in the Amended 2009 Form 10-K.

•                  In the Original Report, the Company accounted for loan fees and costs inconsistently across loan types.  The Company engaged a third party to review its methodology, assist in the calculation of the actual deferred fees and costs and the applicable amortization period and to provide a consistent approach.  This analysis has been incorporated into the Company’s methodology.  This change in methodology resulted in an additional deferral of $56 thousand.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

The Company recorded a net loss of $(0.8) million, or $(0.05) per diluted common share for the quarter ended March 31, 2010 compared to net income of $3.2 million or $0.20 per diluted common share, that was reported for the first quarter of 2009.  The decrease in net income was largely due to a $2.2 million increase in the provision for loan and lease losses due to higher charge-offs primarily resulting from deterioration in economic conditions, a $1.6 million reduction in net interest income primarily resulting from a decline in the rates earned on the Company’s loan portfolio, and a $0.7 million increase in other expense.  The return on average equity was (1.29)% for the three months ended March 31, 2010 compared to 5.08% for the three months ended March 31, 2009. Return on average assets was (.06)% for the three months ended March 31, 2010 compared to 0.24% for the three months ended March 31, 2009.

Total assets decreased $21.6 million, or 1.6% to $1.35 billion, at March 31, 2010 as compared to $1.37 billion at December 31, 2009. During the quarter ended March 31, 2010, securities available- for- sale, at fair value, decreased $12.9 million, or 5.1% to $240.1 million, net loans decreased by $9.3 million or 1.0% to $908.2 million and cash and cash equivalents decreased $6.1 million, or 7.1% to $80.2 million. Other assets increased by $6.6 million or 8.1% to $87.5 million at March 31, 2010.

Total deposits decreased $18.1 million or 1.7% to $1.1 billion at March 31, 2010 as compared to $1.1 billion at December 31, 2009.  During the quarter ended March 31, 2010, demand deposits decreased by $14.7 million or 3.4%, of which interest bearing demand decreased $8.6 million or 2.4% and time deposits decreased by $10.7 million or 1.9%.  These decreases were partially offset by a $7.2 million or 8.3% increase in savings deposits, during the same period.  Borrowed funds decreased by $1.8 million or 0.8% during the first quarter of 2010 to $215.7 million from $217.5 million at December 31, 2009.  The Company used $1.9 million of proceeds generated from the issuance of subordinated debentures combined with a reduction in cash and cash equivalents to repay $3.7 million of Federal Home Loan Bank advances (“FHLB”) during the first quarter of 2010.

Total shareholders’ equity decreased $1.2 million, or 1.9%, to $61.9 million at March 31, 2010 from $63.1 million at December 31, 2009. The decrease is primarily due to the net loss of $0.8 million and an increase in other comprehensive loss of $0.4 million for the three months ended March 31, 2010. The increase in other comprehensive loss was primarily attributed to the decrease in the market value of securities held in the Company’s available- for- sale portfolio.

SUMMARY OF PERFORMANCE

Net Interest Income

Net interest income was $9.1 million for the first quarter of 2010, a $1.6 million, or 14.8% decrease from the $10.7 million recorded during the first quarter of 2009.  The decrease was largely attributable to the lower yield earned on the loan portfolio combined with lower volumes of loans and investments partially offset by a decrease in interest expense.

Interest income on loans on a tax equivalent basis decreased $1.2 million for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a 41 basis point decline in the tax equivalent yield on loans and a $17.2 million or 1.8% decrease in average loan balances. The yield on loans was negatively affected by the payoffs of higher yielding loans which cannot be replaced in this low interest rate environment.

Interest and dividend income on investment securities on a tax equivalent basis decreased by $0.4 million for the three months ended March 31, 2010 as compared to the quarter ended March 31, 2009, primarily due to lower investment balances and yields. Average investments decreased by $34 million or 11.9% to $252.4 million at March 31, 2010 from $286.4 million at March 31, 2009.  Sales and calls of higher yielding securities combined with the $20.6 million of OTTI, which wrote down the carrying value of the Company’s investment securities portfolio as of the end of 2009 contributed to the decrease in average outstanding securities. During the quarter ended March 31, 2010, $24.7 million of securities with an average yield of 6.1% were sold or called prior to maturity.  The Company purchased $19.2 million of replacement securities with an average yield of 3.1% during the same period.

Average federal funds sold increased by $56.5 million during the quarter ended March 31, 2010 as compared to the same quarter in 2009.  The increase in the average balance of interest-bearing bank deposits and federal funds sold is attributable to the Company not being able to sufficiently re-deploy its excess liquidity into loans and investment securities that met the Company’s quality, yield and duration requirements.

Interest expense decreased $0.1 million, or 1.8%, to $6.1 million for the three months ended March 31, 2010 from $6.2 million for the three months ended March 31, 2009.  The decrease was largely due to the decrease in the cost of interest bearing deposits.

Average borrowed funds decreased by $37.3 million or 21.7% to $216.9 million at March 31, 2010 from $254.2 million at March 31, 2009 due to pay downs on FHLB borrowings.  The cost of borrowed funds increased by 55 basis points to 3.73% at March 31, 2010 from 3.18% at March 31, 2009.  At March 31, 2010 the Company had $25 million of 9.00% subordinated debt outstanding that did not exist at March 31, 2009.  The increase in the cost of borrowed funds was offset by the above mentioned decrease in average borrowed funds outstanding for the quarter ended March 31, 2010 as compared to the same period in 2009.

The net interest margin on a tax equivalent basis was 3.23% for the first quarter of 2010 a decrease of 48 basis points from 3.71% for the first quarter of 2009. The yield on interest-earning assets decreased by 53 basis points to 5.15% from 5.68%, mainly due to the 41 basis point reduction in the yield on average loans and the higher volume of low yielding federal funds sold. The cost of interest-bearing deposits declined by 26 basis points for the three months ended March 31, 2010. The Company benefited from the reduction in the rate paid on these deposits. The cost of borrowed funds increased by 55 basis points to 3.73% for the three months ended March 31, 2010 from 3.18% for the three months ended March 31, 2009. This increase was largely attributable to higher cost paid on the $25 million of subordinated debt the Company issued in the fourth quarter of 2009.

Average Balances

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the three-month period ended March 31, 2010 and 2009, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended March 31,			Three months ended March 31,
	2010 (Restated)			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Earning Assets (2)
Commercial loans-taxable	$643,858	$7,990	4.92%	$653,834	$8,942	5.43%
Commercial loans-tax free	56,222	966	6.82%	53,362	935	6.95%
Mortgage loans	33,411	557	6.61%	36,854	705	7.59%
Installment loans	208,798	2,956	5.62%	215,394	3,103	5.72%
Total Loans (1)(2)	942,289	12,469	5.25%	959,444	13,685	5.66%
Securities-taxable	129,380	1,591	4.88%	177,746	2,272	5.07%
Securities-tax free	123,018	2,154	6.95%	108,663	1,877	6.85%
Total Securities (1)(3)	252,398	3,745	5.89%	286,409	4,149	5.75%
Interest-bearing deposits with banks	—
Federal funds sold	56,555	36	0.25%	38	0	0.00%
Total Money Market Assets	56,555	36	0.25%	38	0	0.00%
Total Earning Assets	1,251,242	16,250	5.15%	1,245,891	17,834	5.68%
Non-earning assets	133,166			89,915
Allowance for loan and lease losses	(23,387)			(8,264)
Total Assets	$1,361,021			$1,327,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	354,267	1,032	1.16%	289,774	725	0.99%
Savings deposits	90,612	129	0.56%	77,545	120	0.61%
Time deposits over $100,000	236,207	931	1.56%	204,148	1,116	2.17%
Other time deposits	302,505	1,940	2.54%	300,350	2,184	2.88%
Total Interest-bearing Deposits	983,591	4,032	1.63%	871,817	4,145	1.89%
Interest-bearing liabilities	216,944	2,040	3.73%	254,227	2,038	3.18%
Total Interest-Bearing Liabilities	1,200,535	6,072	2.01%	1,126,044	6,183	2.18%
Demand deposits	82,735			77,612
Other liabilities	14,309			16,246
Shareholders’ equity	63,442			107,640
Total Liabilities and Shareholders Equity	$1,361,021			$1,327,542
Net Interest Income/Interest Rate Spread (4)		10,178	3.15%		11,651	3.50%
Tax equivalent adjustment		(1,091)			(984)
Net interest income as reported		$9,087			$10,667

Net Interest Margin (5)			3.23%			3.71%

(1)                    Interest income is presented on a tax equivalent basis using a 35% rate for 2010 and a 34% rate for 2009.

(2)                    Loans are stated net of unearned income and exclude non-performing loans.

(3)                    The yields for securities that are classified as available for sale is based on the average historical amortized cost.

(4)                    Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.

(5)                    Net interest income as a percentage of total average interest earning assets.

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three months ended March 31, 2010 and March 31, 2009:

	(000’s)
	Three Month Period Increase
	(Decrease) Due to Change in
	Volume	Rate	Total
Interest income:
Loans (taxable)	$(279)	$(966)	$(1,245)
Loans (tax-free) (1)	49	(20)	29
Investment securities (taxable)	(593)	(85)	(678)
Investment securities (tax-free)(1)	249	25	274
Time deposits with banks and federal funds sold	36	—	36
Total interest income	$(538)	$(1,046)	$(1,584)

Interest expense:
Interest-bearing demand deposits	$188	$121	$309
Savings deposits	18	(9)	9
Time deposits	(230)	(198)	(428)
Borrowed funds	(446)	444	(2)
Total interest expense	(470)	358	(112)
Increase (decrease) in interest differential	$(164)	$(1,413)	$(1,472)

(1)          Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for loan and lease losses

A provision for loan and lease losses of $5.1 million was recorded for the quarter ended March 31, 2010, an increase of $2.6 million from the $2.5 million that was recorded in the quarter ended March 31, 2009. During the three months ended March 31, 2010, non-performing loans increased $3.6 million to $29.5 million from $25.9 million at December 31, 2009.  Net charge-offs for the quarter ended March 31, 2010 totaled $2.1 million. Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the Allowance for Loan and Lease Losses (“ALLL”) considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan credit differ substantially from the assumptions management used in making its evaluation of the ALLL. The increase was primarily related to the increase in non-performing loans, attributable to the decline in the real estate market and the prolonged deterioration in the economy as well as our change in policy for determining the ALLL, including an enhanced loan impairment measurement process and historical loss analysis, described in more detail under  “Financial Condition - Allowance for Loan and Lease Losses.”

Other Income

Other income for the three months ended March 31, 2010 was $2.6 million, an increase of $0.2 million from $2.4 million for the three months ended March 31, 2009.  The increase in other income was primarily due to a $0.7 million increase in net realized gains from the sale of securities and a $0.2 million increase in other income.  Offsetting these increases was a $0.3 million OTTI charge on PreTSLs and PLCMOs recorded during the three months ended March 31, 2010, compared to none in the three months ended March 31, 2009.  In addition, gains on the sale of loans decreased $0.3 million during the same period, from $0.5 million to $0.2 million.

Other Expense

Other expense was $7.4 million for the three months ended March 31, 2010, an increase of $0.7 million, or 10.7%, from $6.7 million for the three months ended March 31, 2009.  The increase was primarily due to an increase in foreclosure and other real estate owned expense, professional fees and FDIC assessments.  These increases were partly offset by a decrease of $0.2 million in salaries and benefits expense, primarily due to a reduction in incentive compensation expense.

Provision for Income Taxes

Income tax expense decreased $0.7 million for the three months ended March 31, 2010.  The Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009 and accordingly, did not record a provision or benefit during the quarter ended March 31, 2010.

FINANCIAL CONDITION

Assets

Total assets were $1.3 billion at March 31, 2010, a decrease of $21.6 million, or 1.6%, from $1.4 billion at December 31, 2009. Cash and cash equivalents decreased $6.1 million, or 7.1% during the three months ended March 31, 2010 to $80.2 million.

Securities

Securities available- for- sale, at fair value, decreased $12.9 million, or 5.08%, during the three months ended March 31, 2010 to $240.1 million. Sales and issuer calls totaled $32.4 million. Securities purchases in the amount of $19.2 million partially offset the reduction in the portfolio.  The Company recorded an OTTI charge of $0.3 million during the quarter ended March 31, 2010.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held to maturity securities, which are carried at amortized cost, at the dates indicated:

	March 31	December 31,
	2010 (as restated)	2009 (as restated)	2008
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,566	$27,089	$32,233
Obligations of state and political subdivisions	118,566	120,569	101,451
Collateralized mortgage obligations:
Government sponsored agency	57,864	53,495	29,223
Private label	13,005	21,059	31,840
Residential mortgage-backed securities	17,838	27,442	30,061
Pooled Trust Preferred Senior Class	1,438	1,391	2,775
Pooled Trust Preferred Mezzanine Class	2,341	2,419	14,877
Corporate debt securities	380	356	4,274
Equity securities	1,016	1,025	974
Total	$242,014	$254,845	$247,708

The following table sets forth the maturities of available for sale securities, based on amortized cost, at March 31, 2010 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Within One Year	> 1 – 5 Years	6 - 10 Years	Over 10 Years	Mortgage- Backed Securities	No Fixed Maturity	Total
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—
Yield	—	—	—	—	—	—	—
Obligations of U.S. government agencies	—	—	2,000	$28,860	—	—	$30,860
Yield	—	—	4.000%	4.587%	—	—	4.549%
Obligations of state and political subdivisions (1)	—	2,951	4,955	114,777	—	—	122,683
Yield	—	6.141%	6.256%	6.959%	—	—	6.911%
Corporate debt securities	—	—	—	500	—	—	500
Yield	—	—	—	0.894%	—	—	0.894%
CMOs:	—	—	—	—	—	—	—
Government sponsored agencies	—	—	—	—	57,433	—	57,433
Yield	—	—	—	—	3.801%	—	3.801%
Private label	—	—	—	—	15,691	—	15,691
Yield	—	—	—	—	6.083%	—	6.083%
Residential mortgage-backed securities	—	—	—	—	17,370	—	17,370
Yield	—	—	—	—	4.837%	—	4.837%
Pooled Trust Preferred Senior Class	—	—	—	3,852	—	—	3,852
Yield	—	—	—	1.155%	—	—	1.155%
Pooled Trust Preferred Mezzanine Class	—	—	—	12,165	—	—	12,165
Yield	—	—	—	0.563%	—	—	0.563%
Equity securities (2)	—	—	—	—	—	13,079	13,079
Yield	—	—	—	—	—	5.167%	5.167%
Total maturities	$—	$2,951	$6,955	$160,154	$90,494	$13,079	$273,633
Weighted yield	—%	6.141%	5.607%	5.887%	4.396%	5.167%	5.355%

(1) Yields on state and municipal securities have been adjusted to a tax-equivalent basis using a 35% federal income tax rate.

(2) Yield presented represents 2010 actual return.

Other-Than-Temporary Impairment (“OTTI”)

Effective June 30, 2009 management adopted ASC Topic 320, “Investments—Debt and Equity Securities.” Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered  to be OTTI when the Company believes the security’s impairment is due to factors that could include the security issuer’s inability to pay interest or dividends, the security issuer’s potential for default, and/or other factors., When a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other than temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, the Company considers factors that include:

•                  the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;

•                  the severity and duration of the decline;

•                  the Company’s ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term;

•                  the Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current period credit loss.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have or may be impaired.

Based on the Company’s evaluation at March 31, 2010, the Company has determined that the decreases in estimated fair value are temporary with the exception of eight PLCMOs and seven PreTSLs.  The Company’s discounted estimate of projected cash flows it expects to receive was less than the securities’ carrying value resulting in a net credit-related impairment charge to earnings for the three months ended March 31, 2010 of $346 thousand.

OTTI of Private Label CMOs:

The following PLCMOs as of March 31, 2010 (in thousands as restated), were determined to be credit impaired either in the current or previous year resulting in a charge to earnings.

				S&P		Credit	Cumulative
	Book	Fair	Unrealized	credit	Collateral	Impairment	Credit
Description	Value	Value	gain/loss	rating	type	this period	Impairment
RAST 2006-A10 A5	$970	$671	$(299)	CC	ALT-A30	$5	$283
RAST 2006-A8 2A2	831	784	$(47)	CC	ALT-A30	7	421
CWALT 2007-7T2 A12	1,877	1,624	$(253)	CC	ALT-A30		282
RALI 2006-QS 16 A10	911	735	$(176)	CC	ALT-A30	2	356
RALI 2006-QS4 A2	1,411	903	$(508)	CC	ALT-A30	6	384
HALO 2007-1 3A6	1,413	624	$(789)	CCC	WH-30		79
WMALT 2006-2 2CB	820	860	$40	CCC	ALT-A30	33	467
PRIME 2006-1 1A1	1,920	1,627	$(293)	CC	WH-30		41
Total	$10,153	$7,828	$(2,325)			$53	$2,313

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

Once the Company has default/severity assumptions for the underlying collateral (on a deal specific basis), the Company then has to understand how the timing of losses impacts each specific bond/tranche and how each cash flow changes over time. The default and severity vectors are modeled using a third party cash flow model and both total collateral and tranche specific cash flows are established. The Company then computes various metrics based on the resulting tranche cash flows:

•                  Total Collateral Principal Loss

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

A security is considered to be other than temporarily impaired if the expected cash flow analysis results in a change of cash flow from the original expectation which indicates that there is the potential that all principal and/or interest may not be received. Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers. The results are recognized through earnings as they become available.  Information discovered subsequent to the balance sheet date but prior to the filing date is included in the OTTI analysis.  The Company recorded a charge of $53 thousand against three month period ended March 31, 2010 for credit losses on its PLCMOs.

The table below illustrates the percentage of the current balance of each PLCMO that was delinquent, in foreclosure, in OREO and the trailing 3 month loss severity that was used in our March 31, 2010 OTTI calculations.

Security	60-89 Days delinquent	90+ Days delinquent	Foreclosure	OREO	3 Month Severity	Projected Default Severity

RAST 2006-A10 A5	5.12%	8.29%	13.72%	2.87%	46.20%	36.52%
RAST 2006-A8 2A2	3.79%	6.87%	12.83%	3.40%	66.76%	58.00%
CWALT 2007-7T2 A12	4.25%	16.48%	13.79%	1.20%	60.14%	57.94%
RALI 2006-QS 16 A10	3.39%	9.03%	17.29%	1.75%	54.38%	63.67%
RALI 2006-QS4 A2	4.60%	7.09%	11.62%	0.80%	55.36%	46.99%
HALO 2007-1 3A6	2.10%	10.86%	6.87%	0.85%	58.95%	48.10%
WMALT 2006-2 2CB	2.34%	9.71%	11.00%	1.88%	81.12%	72.10%
PRIME 2006-1 1A1	0.48%	8.79%	5.71%	1.62%	40.92%	50.00%

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of March 31, 2010, the book value of our PreTSLs totaled $16.0 million with an estimated fair value of $3.8 million and is comprised of seven securities each of which are collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches. All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2010, six of these securities had no excess subordination and one had excess subordination of 8.06% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes. It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls. Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of March 31, 2010 (as restated):

(in thousands)

			Excess/			Credit	Credit
	Performing	Bonds	insufficient	Coverage	Excess	Impairment	Impairment
Deal	collateral	outstanding	collateral	ratio	subordination	this period	cumulative
PreTSL VIII	$239,300	$395,483	$(156,183)	60.51%	N/A	$—	$2,920
PreTSL IX	313,520	339,943	(26,423)	92.23%	N/A	—	1,680
PreTSL X	285,750	384,526	(98,776)	74.31%	N/A	4	2,649
PreTSL XI	458,995	482,031	(23,036)	95.22%	N/A	—	2,786
PreTSL XIX	550,135	551,656	(1,521)	99.72%	N/A	168	1,232
PreTSL XXVI	692,700	641,017	51,683	108.06%	8.06%	—	251
PreTSL XXVIII	292,850	309,116	(16,266)	94.74%	N/A	122	7,164
Total						$294	$18,682

The following list details information for each of the Company’s PreTSLs as of March 31, 2010:

						Current	Actual Deferrals/	Expected
					Moody’s/	Number of	Defaults as a %	Future
		Book	Fair	Unrealized	Fitch	Performing	of Current	Default
Deal	Class	value	value	gain/loss	ratings	Issuers	Collateral	Rate
PreTSL VIII	Mezzanine	$80	$3	$(77)	C / C	24	43.70%	2.88%
PreTSL IX	Mezzanine	1,320	271	(1,049)	Ca / C	36	30.30%	1.40%
PreTSL X	Mezzanine	351	15	(336)	Ca / C	37	42.90%	1.54%
PreTSL XI	Mezzanine	2,214	414	(1,800)	Ca / C	50	23.70%	1.97%
PreTSL XIX	Mezzanine	5,943	1,592	(4,351)	B3 / B-	59	21.50%	1.81%
PreTSL XXVI	Senior	3,851	1,438	(2,413)	B1 / B	56	28.20%	1.09%
PreTSL XXVIII	Mezzanine	2,258	46	(2,212)	Ca / CC	46	18.80%	1.83%
		$16,017	$3,779	$(12,238)

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

Each issuer in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments thus far are assumed to default immediately. A zero percent projected recovery rate is applied to defaults. The probability of default is updated quarterly based upon changes in the creditworthiness of each underlying issuer. Timing of defaults and deferrals has a substantial impact on each valuation. As a result of this analysis, each issuer is assigned an expected default rate specific to that issuer.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities. During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely. Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $442 thousand and $757 thousand, respectively, to the $346 thousand impairment charge taken during the first three months of 2010.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated our PreTSLs and PLCMOs considering all available evidence, including information received after the balance sheet date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in an impairment charge to earnings for the three months ended March 31, 2010 of $346 thousand.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Other-Than-Temporarily Impaired Securities

Beginning Balance, January 1, 2010	$20,649
Credit losses on debt securities for which OTTI was not previously recognized
Additional credit losses on debt securities for which OTTI was previously recognized	346
Ending Balance, March 31, 2010	$20,995

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost in Other Assets and totaled $12.1 million and $11.8 million at March 31, 2010 and December 31, 2009, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh at March 31, 2010.

Loans

Net loans decreased $9.3 million, or 1.0% during the three months ended March 31, 2010 to $908.2 million from $917.5 million at

December 31, 2009. The net decrease in loans is primarily the result of charge-offs in the amount of $2.1 million, transfers to OREO in the amount of $3.9 million and a $3.5 million increase in the ALLL in the current quarter.  Loan demand has remained at reduced levels due to the current economic environment.

Net loans represented 67.5% of total assets as of March 31, 2010, compared to 67.2% of total assets as of December 31, 2009.  The Company noted nominal increases in residential real estate, commercial and industrial, and other loans.  Increases in these categories were offset by decreases in all the other categories of loans. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio.  This includes commercial and industrial loans and commercial real estate loans.   Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans as of percentage of total net loans has slightly decreased from 60.3% of the loan portfolio as of December 31, 2009 to 59.6% of the loan portfolio as of March 31, 2009.

Commercial and industrial loans increased $0.7 million or 0.3%, from $220.9 million as of December 31, 2009 to $221.6 million as of March 31, 2010.  Commercial loans consist primarily of equipment loans, permanent working capital financing, revolving lines of credit and loans secured by cash and marketable securities.

Loans secured by commercial real estate decreased $8.1 million, or 2.6%, to 309.3 million as of March 31, 2010 from $317.4 million as of December 31, 2009.  Commercial real estate loans include long-term commercial mortgage financing, construction loans and land development loans, and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is primarily attributable to some large payoffs, along with charge-offs and transfers to OREO.

Residential real estate loans totaled $142.2 million as of March 31, 2010. This represents an increase of $4.6 million, or 3.4%, from $137.6 million as of December 31, 2009. The components of residential real estate loans include fixed rate mortgage loans primarily held for sale in the secondary market, which represent less than one percent of the overall loan portfolio, and home equity loans and lines of credit.  The Company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.

Installment loans decreased $5.3 million during the three months ended March 31, 2010, or 4.1%, from $128.4 million as of December 31, 2009 to $123.1 million as of March 31, 2010.  The decrease in installment loans is due primarily to decline in the Company’s indirect auto loan portfolio.

All other loans, which include obligations of state and municipal governments, totaled $47.3 million as of March 31, 2010, an increase of $10.3 million, or 27.9%, from $37.0 million as of December 31, 2009.

Major classifications of loans are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
	(as restated)	(as restated)
Residential real estate	$142,146	$137,520
Commercial real estate	309,252	317,408
Commercial and industrial loans	221,558	220,849
Construction Loans	89,855	98,383
Installment loans	123,131	128,392
Other loans	47,330	37,013
Gross loans	933,272	939,565
Less: Allowance for loan and lease losses	(25,505)	(22,458)
Unearned discount	(279)	(298)
Plus: Loan fees	714	707
Net loans	$908,202	$917,516

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

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful.  This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection or management becomes aware of facts or circumstances that the loan would default before 90 days.  When the interest accrual is discontinued, all interest income related to unpaid interest is reversed and charged back against current earnings. Any cash payments subsequently received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Non-performing loans and OREO are monitored on an ongoing basis as part of the Company’s loan review process and through the Loan Quality Committee.  Additionally, work-out efforts continue and are actively monitored for non-performing assets.  Potential loss on non-performing loans and OREO is generally evaluated by comparing the outstanding loan balance to the fair market value of the pledged collateral.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and fair value of the collateral, less the estimated costs to sell.  For the Company’s calculations on a real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 2% transfer taxes, and 2% various other miscellaneous costs associated with the sales process.  If the valuation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan is written off or the partial difference between the market value and the principal balance is charged off unless there are material mitigating factors to the contrary. For loans which are considered to be impaired, but for which the value of the collateral (minus costs to sell) exceeds the loan value, the impairment is considered to be zero.

At March 31, 2010 and December 31, 2009 the loans on nonaccrual totaled $29.5 million and $25.9 million, respectively.  OREO is included in other assets and totaled $15.1 million  and $11.2 million at March 31, 2010 and December 31, 2009, respectively. The total recorded investment in loans past due ninety days or more and still accruing interest amounted to $1 thousand and $117 thousand at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, OREO consisted of sixteen properties with six of the properties comprising $14.5 million or 96% of the balance. Troubled debt restructurings were all performing in accordance with the restructured agreements as of March 31, 2010.  The total recorded investment in impaired loans, amounted to $44.9 million  and $36.6 million at March 31, 2010 and December 31, 2009, respectively.

The additional interest income that would have been earned on nonaccrual and restructured loans outstanding at March 31, 2010 and March 31, 2009 in accordance with their original terms approximated $613 thousand and $611 thousand, respectively.  There was no interest income recognized on non-performing loans for cash payments received during the three months ended March 31, 2010 and March 31, 2009.

The following schedule reflects various non-performing lending categories as of the dates noted (in thousands):

	March 31, 2010 (as restated)	December 31, 2009 (as restated)
Impaired/Nonaccrual loans	$29,465	$25,865
Loans past due 90 days or more and still accruing	1	117
Total Non-Performing Loans	29,466	$25,982
Other Real Estate Owned	15,100	11,184
Total Non-Performing Assets	$44,566	$37,166
Performing TDRs	$15,435	$10,743
ALLL related to impaired loans	$7,587	$3,982

	March 31, 2010 (as restated)	December 31, 2009 (as restated)
Loans with no allocated allowance for loan and lease losses	$11,955	$11,348
Loans with allocated allowance for loan and lease losses	32,945	25,260
Total balance of loan considered impaired	$44,900	$36,608

The average balance of impaired loans was $39.8 million and $40.1 million for the three months ended March 31, 2010 and 2009, respectively.  The Company recorded $192 thousand and $188 thousand of interest income on impaired loans for the three months ended March 31, 2010 and 2009, respectively.

In the first three months of 2010, total non-performing assets increased $7.4 million, from $37.2 million as of December 31, 2009 to $44.6 million as of March 31, 2010, as the effects of the severe and prolonged economic downturn continued to impact individual and business customers of the Company.  Included in non-performing assets are nonaccrual loans which increased $3.5 million during the year.  The increase in nonaccrual loans is primarily centered in commercial real estate loans, including a concentration in land development and construction loans.  Continued downturn in the real estate market could lead to additional increases in impaired loans.

The Company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the Company’s general market area.  Over the past six years, the Company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota.  The majority of these loans were for out of market commercial real estate projects.  Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the remaining four (4) projects were located in Florida.  The Company’s original aggregate commitment for these various loans totaled approximately $34 million.  Two of these loans, one local Pennsylvania project and the New York project, have been paid in full.  The remaining Pennsylvania loan continues to pay as agreed but is rated as “Substandard”.  The Company did not record any charge-offs on the Florida credits for the three months ended March 31, 2010.   The remaining outstanding balance under these Florida participations totals $6.9 million.  These credits are all classified as either non-performing or as OREO.  All of these credits have been written down to the current fair market value of each respective property.

Non-performing loans increased $3.6 million from $25.9 million as of December 31, 2009 to $29.6 million as of March 31, 2010.  The decline in the real estate market and the prolonged deterioration in the economy contributed to an increase in non-performing assets and net charge-offs, primarily in the commercial real estate portfolio concentrated in land development loans.  The increase in non-performing loans is centered in a few large credits, all of which are secured by real estate collateral.  Two loans that the Company placed on non-accrual status in the three months ended March 31, 2010 accounted for the $3.6 million increase.  The Company ordered and received independent third-party appraisals at the time the loans were placed on non-accrual status and recorded direct charge-offs in the amount of $2.2 million, which it determined was appropriate based on the valuations contained in the appraisals.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as troubled debt restructurings (“TDRs”) and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve a reduction of the rate or an extension of a loan’s stated maturity date.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  TDRs increased $4.7 million to $15.4 million at March 31, 2010 compared to December 31, 2009.

52

Reclassifications of non-performing loans to non-accrual during the first quarter of 2010 primarily consisted of two (2) large credits totaling $4.3 million.  These credits are:

•                  $2.2 million — This credit represents the non-sold portion of a government guaranteed loan secured by commercial real estate; due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•                  $2.1 million — This credit represents a time loan secured by residential and commercial real estate; this credit was written down to $1.7 million as of March 31, 2010.  Additionally, $164 thousand of the allowance for loan losses is allocated to this credit.

In addition, these two credits plus nine credits reclassified in prior years constitute 85.9% of total non-performing loans as of March 31, 2010. The nine credits re-classified prior to 2010 are:

•                  $5.0 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s primary market area; this credit was written down to $2.6 million as of March 31, 2010.  Additionally, $260 thousand of the allowance for loan losses is allocated to this credit.

•                  $4.8 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s general market area; this credit was written down to $3.3 million as of March 31, 2010.  Additionally, $328 thousand of the allowance for loan losses is allocated to this credit.

•                  $11.1 million — This credit represents a land development loan secured by a residential subdivision.  This credit was written down to $5.3 million as of March 31, 2010.  Additionally, $534 thousand of the allowance for loan losses is allocated to this credit.

•                  $2.5 million — This credit represents a participation in an out of area real estate bridge loan made to a non-Bank related customer, secured by real estate.  Due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•                  $3.2 million — This credit represents a commercial construction loan secured by real estate; this credit was written down to $2.0 million as of March 31, 2010.  Additionally, $196 thousand of the allowance for loan losses is allocated to this credit.  This credit is guaranteed by two former members of the Company’s Board of Directors.

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

The following table outlines delinquency within the Company’s loan portfolio is provided below:

	March 31, 2010 (as restated)	December 31, 2009 (as restated)
30-59 days	0.83%	0.35%
60-89 days	0.04%	0.05%
90 + days	0.00%	0.01%
Non-Accrual	3.16%	2.75%
Total Delinquencies	4.03%	3.16%

The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and commercial construction portfolios comprise $396.2 million  or 43.6% of net loans at March 31, 2010.  In addition, the Company had $46.0 million or 5.0% of net loans to customers outside Pennsylvania.  Geographic concentrations exist because the Company provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its market areas in Pennsylvania. Management believes underwriting guidelines and ongoing review by loan review mitigates these risks.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and varies from period to period based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio. Effective for 2009, the ALLL methodology was revised to include an enhanced measurement process.  Enhancements were also made to the historical loss analysis including an expanded and a more comprehensive loan pool analysis including a more detailed qualitative adjustment factors analysis.

In its evaluation, management considers qualitative factors such as changes in lending policies and procedures, changes in concentrations of credit, the nature and volume of the portfolio, the volume and severity of delinquencies, classified and non-accrual loans, competition, legal and regulatory environments, management capabilities, current local and national economic trends, loan review methodology and Board of Directors’ oversight, as well as various other factors. Consideration is also given to examinations performed by regulatory authorities and loan review.

The downturn in the economy has resulted in increased loan delinquencies, defaults and foreclosures, primarily in the commercial real estate portfolio.  Nonaccrual loans increased by $3.6 million to $29.5 million at March, 2010 from $25.9 million at December 31, 2009.  Two loans that the Company placed on non-accrual status in the three months ended March 31, 2010 primarily accounted for the increase in non-accrual loans.  The Company recorded direct charge-offs in the amount of $2.2 million on these loans when they were placed on non-accrual status. Management monitors the loan portfolio on an ongoing basis with emphasis on the declining real estate market and a weakened economy and the effect on repayment.  Adjustments to the ALLL are made based on management’s assessment of these trends and the factors outlined above.  Evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur.  The Company recorded a provision for loan and lease losses of $5.1 million for the three months ended March 31, 2010, an increase of $2.6 million from the $2.5 million recorded in the prior year.  The ALLL increased from $22.5 million at December 31, 2009 to $25.5 million at March 31, 2010. The ratio of ALLL to total non-performing loans decreased to 86.6% at March 31, 2010 from 86.7% at December 31, 2009, whereas the ratio of the ALLL to gross loans increased to 2.7% at March 31, 2010 compared to 2.3% at December 31, 2009.  These changes were primarily the result of loans pay-offs, charge-offs and transfers to OREO resulting in the contraction of the overall loan portfolio.

Changes in the allowance for loan and lease losses were as follows (in thousands):

	Three months ended March 31
	2010	2009
	(as restated)
Balance, beginning of year	$22,458	$9,150
Recoveries credited to allowance	60	44
Provision for loan and lease losses	5,108	2,460
Total	27,626	11,654
Losses charged to allowance	(2,121)	(376)
Balance, end of period	$25,505	$11,278

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

The Company’s ALLL consists of both specific and general components.  At March 31, 2010, the ALLL that related to impaired loans, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $7.6 million or 29.8% of total ALLL, which reflects an increase from the specific allowance of $4.0 million at December 31, 2009 commensurate with the increase in impaired loans to $44.9 million at March 31, 2010 from $36.7 million at December 31, 2009.  A general allocation of $17.9 million was calculated for loans analyzed under ASC 450 “Contingencies” (“ASC 450”), which represented 70.2% of the total ALLL of $25.5 million and reflects a small decrease from the general allocation of $18.5 million at December 31, 2009.  The ratio of the ALLL to total loans at March 31, 2010 and December 31, 2009 was 2.7% and 2.4%, respectively, based on total loans of $933.3 million and $939.6 million, respectively.  The ALLL increased to $25.5 million at March 31, 2010 from $22.5 million at December 31, 2009 due primarily to the market conditions and other items noted above.

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

Evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur.  Management monitors the loan portfolio on an ongoing basis with emphasis on the declining real estate market and a weakened economy and affect on repayment.  Adjustments to the ALLL are made based on management’s assessment of the factors noted above.

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

The following table outlines the changes in the allowance for loan and lease losses for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,
(Dollars in thousands)	2010 (as restated)	2009

Balance at beginning of period	$22,458	$8,254

Provision for loan losses	5,108	2,460

Loans charged-off:
Residential real estate	—	(177)
Commercial real estate	(428)	(145)
Commercial and industrial loans	(61)	—
Construction loans	(1,320)	—
Installment loans	(154)
Other loans	(158)	(54)
Total loans charged-off	(2,121)	(376)

Recoveries:
Residential real estate	4	39
Commercial real estate	10	3
Commercial and industrial loans	5	—
Construction loans		—
Installment loans	40
Other loans	1	2
Total recoveries	60	44

Net charge-offs	(2,061)	(332)

Balance at end of period	$25,505	$10,382

Ratio of net charge-offs during the period as a percentage of average loans outstanding during the period	0.22%	0.03%
Ratio of allowance for loan losses to gross loans at end of period	2.73%	1.05%

Other Real Estate

OREO totaled $15.1 million as of March 31, 2010, which is an increase of $3.9 million, from $11.2 million as of December 31, 2009 and is included in other assets. As of March 31, 2010, OREO consists of sixteen properties compared to fourteen properties as of December 31, 2009.  Six of the properties held in OREO as of March 31, 2010 represent approximately 96% of the total.  Included in OREO are three properties totaling $3.1 million, or 21%, of OREO, located outside of the Company’s general market area.  Additionally, $7.7 million, or 51%, of OREO is located in the Pocono region located within the Company’s primary market area that has been particularly hard hit during the current economic recession.

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

The following schedule reflects a breakdown of OREO for the periods reviewed.

	March 31, 2010	December 31, 2009
	(as restated)
Land/Lots	$9,746	$5,887
Commercial Real Estate	4,908	4,852
Residential Real Estate	446	445
Total	$15,100	$11,184

The Company foreclosed on two properties during the three months ended March 31, 2010, one of which comprised substantially all of the $3.9 million increase in OREO over that period (the other property comprised $56 thousand of the increase). In connection with the transfer to OREO, the Company charged-off $96 thousand of the loan balances against the ALLL to reduce the properties to the combined carrying value of $3.9 million.

The expenses related to maintaining OREO amounted to $135 thousand for the three months ended March 31, 2010, respectively compared to no expense for the same period in 2009.

Liabilities

Total liabilities were $1.3 billion at March 31, 2010, a decrease of $20.5 million, or 1.6%, from December 31, 2009. During the three months ended March 31, 2010, deposit liabilities decreased $18.1 million to $1,053.5 million as a result of decreases of $14.7 million in demand deposits and of $10.7 million in time deposits, partially offset by a $7.2 million or 8.3% increase in saving deposits. Borrowed funds decreased $1.8 million as the Company used the proceeds generated by investment securities sales and the general reduction in cash and cash equivalents to pay down its FHLB advances.

Equity

Total shareholders’ equity decreased $1.2 million, or 1.9%, to $61.9 million at March 31, 2010 from $63.1 million at December 31, 2009. The decrease is primarily due to the net loss of $0.8 million and a decrease in other comprehensive income of $0.4 million for the three months ended March 31, 2010. The decrease in other comprehensive income was primarily attributed to the decrease in the market value of securities held in the available- for -sale portfolio. Book value per common share was $3.80 at March 31, 2010 compared to $3.87 at December 31, 2009. As of the date of the filing of this Amendment, the Order prohibits the Bank from paying dividends to the Company and the Agreement further prohibits the Company from taking dividend payments from the Bank.

Liquidity

During the three months ended March 31, 2010, funds provided by our operating activities amounted to $0.1 million. The Company funded $19.2 million in purchases of securities available- for- sale. Funds were primarily provided by $8.0 million in calls of securities and $24.7 million in proceeds from sales of securities available-—for- sale. These funds, together with $86.3 million of cash and cash equivalents available at the beginning of the year, were utilized to fund net deposit outflows of $18.1 million and the repayment of $1.8 million of borrowed funds.

Interest Rate Risk

Our consolidated statements of financial position have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments, such as loans and securities, fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets which could adversely affect our results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in our shareholders’ equity, if such securities were retained.

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2010. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table presents our interest rate shock as of March 31, 2010:

	Projected Percentage Change In
	Net Interest	Net Portfolio
	Income	Value
Change in Interest Rate
-200 Basis points	-0.29%	16.74%
Base interest rate	0.00	0.00
+200 Basis points	-6.59%	-36.12%

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s exposure to market risk during the first three months of 2010.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s amended 2009 Form 10-K.

ITEM 4 — CONTROLS AND PROCEDURES

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

The following material weaknesses were identified:

•                  Control deficiencies were found to exist in the Company’s accounting and finance function. It was determined that the Company had a material weakness in internal control over financial reporting because, in its Original Report, the Company did not properly account for OTTI of collateralized debt obligations in the Company’s securities portfolio, the provision and allowance for loan and lease losses and the timing of charge-offs, the provision for off-balance sheet commitments, impairment of goodwill and deferred loan fees and costs.  These errors also resulted in an incorrect determination of the Company’s income tax benefit, deferred tax asset and related allowance. On October 27, 2010, the Company concluded that it would amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, to revise and restate its financial statements included therein to properly account for its ALLL, the reserve for unfunded commitments and OTTI of its securities portfolio in accordance with its revised policies and procedures, to record a charge for the impairment of goodwill, to correct errors in its deferred loan fees and costs and to record the related change to the calculation of the Company’s deferred tax assets.  The changes to the accounting policies and procedures and the impact on the financial statements are more fully described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 2 to the consolidated financial statements included in this report.  Overall, the restatement necessitated by this material weakness in internal control resulted in a decrease of $2.8 million in net income for the three months ended March 31, 2010, from net income of $2.0 million as reported in the Original Report to net loss of $0.8 million as reported herein.

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

The insufficient policies and procedures, the accounting errors and the corresponding restatements, as well as the lack of appropriate processes, procedures and safeguards for information systems security, have resulted in management’s determination that material weaknesses existed with respect to the internal controls over financial reporting.  The lack of internal controls over financial reporting extended to the review function with regard to internal and external financial reporting and the overall review process at various levels of the Company’s previous management.  The material weakness in the accounting and finance function existed at December 31, 2009, March 31, 2010 and June 30, 2010 and was not identified until October 2010.  To remediate this material weakness, the Company and its management modified the Company’s policies and procedures as described in Part I, Item 2 “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” of this report.  The Company is also implementing accounting policy changes and is performing additional reviews of its financial statement preparation, reconciliation and disclosure processes.  The Company has hired third party experts to assist with these changes. The material weakness in information systems security existed throughout 2009 and 2010 and was not identified until May 2011.  To remediate this material weakness, the Company has modified its information systems procedures to centralize information systems access granting privileges to the information technology department rather than across various department functions across the Company and has hired outside consultants to review and implement policy, process and security improvements. The Company is not aware of any transactions that were improperly undertaken as a result of the material weakness in its information systems security and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

The Company continually seeks to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement.  Except as described above to remediate the material weaknesses identified, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At March 31, 2010 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Item 1A. — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K/A for the year ending December 31, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — [Removed and Reserved.]

Item 5 - Other Information.

None.

Item 6 — Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on December 16, 2009)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)

Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: December 2, 2011	By:	/s/ Dominick L. DeNaples
Dominick L. DeNaples, Chairman of the Board of Directors Principal Executive Officer

Date: December 2, 2011	By:	/s/ Edward J. Lipkus
Edward J. Lipkus Chief Financial Officer Principal Financial Officer Principal Accounting Officer