Form 10-Q/A
period 2010-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2011-12-02
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

FIRST NATIONAL COMMUNITY BANCORP, INC.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q of First National Community Bancorp, Inc.  (the “Company”) for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on August 9, 2010 (the “Original Report”) is being filed to revise and restate the Company’s consolidated financial statements for the three and six month period ended June 30, 2010 that were filed with the Original Report to correct certain information and to address the impact of such changes on other disclosures included in the Original Report.  The Company has previously advised that the financial statements for June 30, 2010 included in the Original Report should no longer be relied upon.

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

•                  revises the disclosures regarding, and management’s assessment of, the Company’s disclosure controls and procedures and internal control over financial reporting to reflect current management’s determination that material weaknesses in such controls existed at June 30, 2010;

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

Other than as noted above, the Company is not required to and has not updated any forward-looking statements previously included in the Original Report. The Company has made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above.  Other than as noted above or reflected in this Explanatory Note, this Amendment does not reflect events occurring after the filing of the Original Report except to the extent information learned after the Original Report was filed relates to periods prior to June 30, 2010.  This Amendment is being filed in conjunction with amendments to the Company’s annual report on Form 10-K/A for the annual period ended December 31, 2009 and to its quarterly report on Form 10-Q/A for the quarterly period ended March 31, 2010.  The Company plans to file shortly its annual report on Form 10-K for the year ended December 31, 2010 and its quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2010, March 31, 2010, June 30, 2011 and September 30, 2011.  This Amendment should be read in conjunction with all such filings and all such filings should be read in their entirety.

As indicated above, the Company has restated its financial statements for the quarter ended June 30, 2010. The Company has also restated its financial statements for the year ended December 31, 2009 and for the quarter ended March 31, 2010.  Unless otherwise indicated, the discussion in this Amendment gives effect to these restatements of the Company’s financial statements.

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

PART I Financial Information

Item 1 – Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except for share data)	June 30, 2010 (as restated)	December 31, 2009 (as restated)
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$21,795	$24,189
Federal funds sold	60,925	62,175
Total cash and cash equivalents	82,720	86,364
Securities:
Available-for-sale, at fair value	253,006	252,946
Held-to-maturity, at cost (fair value $1,869 and $1,788)	1,946	1,899
Loans held for sale	119	—
Loans, net of allowance for loan and lease losses of $27,378 and $22,458	862,327	917,516
Bank premises and equipment	20,619	20,667
Accrued interest receivable	3,907	4,245
Intangible assets	1,731	1,794
Other assets	79,830	80,901
Total Assets	$1,306,205	$1,366,332
Liabilities
Deposits:
Demand	$75,745	$85,370
Interest-bearing demand	340,516	352,631
Savings	95,682	86,455
Time ($100,000 and over)	227,300	238,839
Other time	282,539	308,313
Total deposits	1,021,782	1,071,608
FHLB advances	175,576	183,830
Subordinated debentures	25,000	23,100
Junior subordinated debentures	10,310	10,310
Other debt	206	227
Accrued interest payable	2,704	3,064
Other liabilities	10,385	11,109
Total liabilities	1,245,963	1,303,248
Shareholders’ Equity
Common shares ($1.25 par)
Authorized: 50,000,000 shares as of June 30, 2010 and December 31, 2009 Issued and outstanding: 16,315,605 shares at June 30, 2010 and 16,289,970 shares at December 31, 2009	20,395	20,362
Additional paid-in capital	61,271	61,190
Retained earnings	(12,182)	(6,162)
Accumulated other comprehensive loss	(9,242)	(12,306)
Total shareholders’ equity	60,242	63,084
Total Liabilities and Shareholders’ Equity	$1,306,205	$1,366,332

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(as restated)		(as restated)
	(dollars in thousands, except share data)
Interest income
Interest and fees on loans	$11,486	$13,039	$23,618	26,397
Interest and dividends on securities:
U.S. Treasury and government agencies	1,305	1,614	2,797	3,419
State and political subdivisions	1,391	1,253	2,791	2,473
Other securities	176	423	275	890
Total interest and dividends on securities	2,872	3,290	5,863	6,782
Interest on federal funds sold	31	13	67	13
Total interest income	14,389	16,342	29,548	33,192
Interest expense
Interest-bearing demand	863	814	1,895	1,539
Savings	128	142	257	262
Time ($100,000 and over)	881	1,211	1,812	2,235
Other time	1,794	2,155	3,734	4,431
Interest on FHLB Advances	1,347	1,762	2,798	3,661
Interest on subordinated debentures	569	—	1,108	—
Interest on junior subordinated debentures	51	75	101	166
Interest on other debt	—	4	—	52
Total interest expense	5,633	6,163	11,705	12,346
Net interest income before provision for loan and lease losses	8,756	10,179	17,843	20,846
Provision for loan and lease losses	4,574	7,250	9,682	9,710
Net interest income after provision for loan and lease losses	4,182	2,929	8,161	11,136
Other income (loss)
Service charges	647	722	1,296	1,410
Net gain (loss) on the sale of securities	(21)	298	1,175	825
Gross other-than-temporary impairment (“OTTI”) losses	(10,265)	(11,722)	(11,173)	(11,722)
Portion of loss recognized in OCI (before taxes)	7,709	11,340	8,271	11,340
Net impairment losses recognized in earnings	(2,556)	(382)	(2,902)	(382)
Net gain on the sale of loans	155	462	403	1,007
Net loss on the sale of other real estate	48	—	48	—
Net gain on the sale of other assets	28	—	28	—
Other	827	584	1,661	1,247
Total other income	(872)	1,684	1,709	4,107
Other expenses
Salaries and employee benefits	3,229	2,984	6,337	6,316
Occupancy expense	517	544	1,164	1,159
Equipment expense	454	467	886	922
Advertising expense	214	240	333	480
Data processing expense	495	430	982	866
FDIC assessment	502	1,192	971	1,432
Bank shares tax	255	215	510	432
Expenses of other real estate	1,224	42	1,359	42
Legal expense	133	123	281	170
Other operating expenses	1,482	1,106	3,067	2,201
Total other expenses	8,505	7,343	15,890	14,020
Income (loss) before income taxes	(5,195)	(2,730)	(6,020)	1,223
Provision (credit) for income taxes	—	(514)	—	201
Net income (loss)	(5,195)	(2,216)	(6,020)	1,022
Earnings (Loss) Per Share
Basic	$(0.32)	$(0.14)	$(0.37)	$0.06
Diluted	$(0.32)	$(0.14)	$(0.37)	$0.06
Cash Dividends Declared per Common Share	$—	$0.02	$—	$0.13
Weighted average number of outstanding shares
Basic	16,306,670	16,158,640	16,300,515	16,111,808
Diluted	16,306,670	16,158,640	16,300,515	16,155,745

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For The Six Months Ended June 30, (in thousands)	2010	2009
	(as restated)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$28,483	$32,195
Fees and commissions received	2,955	2,719
Interest paid	(12,065)	(13,414)
Cash paid to suppliers and employees	(14,027)	(16,000)
Income taxes (paid)/refunded	2,866	(1,861)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,212	3,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sales	25,548	12,378
Proceeds from calls, paydowns and maturities	17,502	22,531
Purchases	(39,105)	(11,371)
Net (decrease)/increase in loans to customers	40,916	(1,754)
Capital expenditures	(628)	(434)
NET CASH PROVIDED BY INVESTING ACTIVITIES	44,233	21,350

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, money market demand, NOW accounts and savings accounts	(12,514)	(4,562)
Net decrease in certificates of deposit	(37,313)	46,603
Proceeds from issuance of subordinated debentures	1,900	—
Net decrease in borrowed funds	(8,274)	(24,386)
Proceeds from issuance of common shares, net of share issuance costs	112	1,106
Cash dividends paid	—	(2,087)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(56,089)	16,674

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,644)	41,663

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,364	18,171

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,720	$59,834

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)	$(6,020)	$1,022

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(1,402)	(1,921)
Equity in trust	(2)	(3)
Depreciation and amortization	881	907
Provision for loan and lease loss	9,682	9,710
Provision for off balance sheet	30	—
Provision/(benefit) for deferred taxes	2,137	(112)
Gain on sale of loan	(402)	(1,007)
Gain on sale of securities	(1,175)	(825)
Loss on sale of other assets	820	—
Impairment losses on investment securities	2,902	382
Increase/(decrease) in taxes payable	—	(1,692)
Decrease in interest receivable	339	924
Increase/(decrease) in interest payable	(360)	(1,068)
Increase in prepaid expenses and other assets	1,310	(2,576)
Decrease in accrued expenses and other liabilities	(528)	(102)

Total adjustments	14,232	2,617

NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,212	$3,639

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	COMPREHENSIVE	COMMON SHARES		ADD’L PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	INCOME (LOSS)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME/(LOSS)	TOTAL
Balances, December 31, 2008		16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342

Comprehensive income:
Net income for the period	$1,022				1,022		1,022
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale, net of deferred tax benefit of $358	(666)
Reclassification adjustment for gain or loss included in income (tax effect of $155)	288
Total other comprehensive loss, net of tax	(378)					(378)	(378)
Comprehensive income	$644					(378)	644
Share-based compensation - Stock Option Plans				159			159
Issuance of common shares through dividend reinvestment		131,635	164	942			1,106
Cash dividends paid, $0.11 per share					(2,087)		(2,087)

Balances, June 30, 2009		16,179,563	$20,224	$60,692	$39,827	$(20,579)	$100,164

Balances, December 31, 2009 (as restated)		16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084

Comprehensive income:
Net income for the period	$(6,020)				(6,020)		(6,020)
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale net of deferred taxes of $10,886	20,220
Noncredit related losses on securities not expected to be sold, net of deferred tax benefit of $9,649	(17,920)
Reclassification adjustment for gain or loss included in income (tax effect of $411)	764
Total other comprehensive income, net of tax	3,064					3,064	3,064
Comprehensive (Loss)	$(2,956)					3,064	(2,956)
Proceeds from issuance of Common Shares through dividend reinvestment		25,635	33	81			114

Balances, June 30, 2010 (as restated)		16,315,605	$20,395	$61,271	$(12,182)	$(9,242)	$60,242

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements of the Company include the accounts of its bank subsidiary, First National Community Bank and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry. Certain prior period amounts have been reclassified to conform to the current presentation. In accordance with current accounting guidance, the Company has evaluated subsequent events for potential recognition and/or disclosure in the consolidated financial statements and accompanying notes included thereto through the date the financial statements were filed.  In the opinion of management, all adjustments necessary to a fair statement of the results for the quarterly period ended June 30, 2010 have been included.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements filed on Form 10-K/A and the Company’s March 31, 2010 unaudited financial statements filed on Form 10-Q/A. Additionally, the Company plans to file shortly its annual report on Form 10-K for the year ended December 31, 2010 and its quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. This Amendment should also be read in conjunction with all such filings and all such filings should be read in their entirety.

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

•                  OTTI with respect to our PreTSLs, previously calculated assuming that 50% of issuers who deferred would recover within two years and in reliance on one expected default rate for all issuers and on fair market value data obtained from two outside service providers, including a third party that had sold the Company the PreTSLs included in the securities portfolio, was recalculated using cash flow models assuming specific deferred issuers of securities default immediately, using default rates specific to each bank issuer based on an analysis of its financial trends, and employing certain assumptions in determining the fair value of the securities. The change in methodology resulted in an additional impairment charge through earnings for the six months ending June 30, 2010.

•                  The Company also reduced OTTI by $4.9 million on PreTSL and PLCMO securities, the issuers of which defaulted or deferred payments between January 1, 2010 and June 30, 2010, after the Company reviewed its subsequent events analysis and determined that these events reflected issuer credit impairments that existed as of the fourth quarter of 2009. As such, those charges were reflected in the restated financial statements for the year ended December 31, 2009 in the Amended 2009 For 10-K.

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

The following tables set forth the consolidated restated financial statements for the quarterly period ended June 30, 2010 previously filed in its Original Report.

The following is a summary of the adjustments to the Company’s previously filed consolidated balance sheets as of June 30, 2010:

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2010	Adjustments	Reclassifications	June 30, 2010
(in thousands)	As Reported	Increase (Decrease)	Increase (Decrease)	As Restated
Assets
Cash and cash equivalents:
Cash and due from banks	$21,795			$21,795
Federal funds sold	60,925			60,925
Total cash and cash equivalents	82,720			82,720
Securities:
Available-for-sale, at fair value (b) (c) (h)	260,266	$(7,260)		253,006
Held-to-maturity, at cost (fair value $1,869 on June 30, 2010 and $1,788 on December 31, 2009) (q)	1,945	1		1,946
Federal Reserve Bank and FHLB Stock, at cost (i)	12,115		$(12,115)	—
Loans held for sale (r)	—	119		119
Loans, net of allowance for loan and lease losses of $27,378 and $22,458 (d) (e) (g) (f)	874,103	(11,776)		862,327
Accrued interest receivable (c) (n)	—	148	3,759	3,907
Bank premises and equipment (q)	20,620	(1)		20,619
Intangible assets (k)	9,865	(8,134)		1,731
Other assets (i) (j) (n)	77,904	(6,430)	8,356	79,830
Total Assets	$1,339,538	$(33,333)	$—	$1,306,205

Liabilities
Deposits:
Demand (q)	$75,743	$2		$75,745
Interest-bearing demand (q)	340,515	1		340,516
Savings	95,682			95,682
Time ($100,000 and over) (q)	227,302	(2)		227,300
Other time (q)	282,537	2		282,539
Total deposits	1,021,779	3	—	1,021,782
Borrowed funds (l)	186,093	—	(186,093)	—
FHLB advances (l)	—	—	175,576	175,576
Subordinated debentures	25,000	—	—	25,000
Junior subordinated debentures (l)	—	—	10,310	10,310
Other debt (l) (q)	—	(1)	207	206
Accrued interest payable (o)	—	—	2,704	2,704
Other liabilities (o) (m) (a)	13,175	(86)	(2,704)	10,385
Total Liabilities	1,246,047	(84)	—	1,245,963
Shareholders’ Equity
Common stock, ($1.25 par)
Authorized 50,000,000 shares as of June 30, 2010 Issued and outstanding 16,315,605 shares at June 30, 2010 and 16,289,970 shares at December 31, 2009	20,395			20,395
Additional paid-in capital (q)	61,270	1		61,271
Retained earnings (p)	27,063	(39,245)	—	(12,182)
Accumulated other comprehensive loss (h)	(15,237)	5,995		(9,242)
Total Shareholders’ Equity	93,491	(33,249)	—	60,242
Total Liabilities and Shareholders’ Equity	$1,339,538	$(33,333)	$—	$1,306,205

(a)         Change in reserve for off-balance sheet commitments after change in methodology.

(b)         Additional OTTI recorded on available-for-sale securities.

(c)          Reversal of interest capitalized for payments in-kind.

(d)         Allowance for impaired loan and lease losses recorded after change in methodology.

(e)          Additional charge-offs recorded on loans.

(f)           To record loan fees and costs in accordance with ASC 310 Receivables.

(g)          Amortization of loan fees and costs in accordance with ASC 310 Receivables.

(h)         Reversal of Other Comprehensive Income for those securities where additional OTTI was recognized.

(i)             Reclassification of FHLB and FRB stock from Securities to Other Assets.

(j)            Record benefit for income taxes.

(k)         Adjust for the write-down of goodwill recorded in the restatement of 2009 results.

(l)             Reclassification of FHLB advances, junior subordinated debentures and other debt from borrowed funds.

(m)     Adjustment to accrued expenses.

(n)         Reclassification of accrued interest receivable from other assets.

(o)         Reclassification of accrued interest payable from other liabilities.

(p)         Reduction in retained earnings as a result of the net loss in the restated 2009 results as well as various adjustment entries booked as a result of the prior year and current quarter restatements.

(q)         Adjustment for rounding.

(r)            Reclassification of loans held for sale from other assets to properly present loans held for sale.

The following is a summary of the adjustments to our previously issued consolidated statements of operations for the three and six months ended June 30, 2010:

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months Ended
	June 30, 2010 As Reported	Adjustments Increase/(Decrease)	Reclassifications Increase/(Decrease)	June 30, 2010 (As Restated)
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans (g) (h)	$11,542	$(56)		$11,486
Interest and dividends on securities:
US Treasury and government agencies	1,305			1,305
State and political subdivisions	1,391			1,391
Other securities (p)	180	(4)		176
Total interest and dividends on securities	2,876	(4)	—	2,872

Interest on federal funds sold	31			31
Total interest income	14,449	(60)	—	14,389
Interest Expense
Interest bearing demand	863			863
Savings	128			128
Time ($100,000 and over)	881			881
Other time	1,794			1,794
Total deposits	3,666	—	—	3,666
Borrowed funds interest expense (l)	1,400		(1,400)	—
Interest on FHLB advances (l)	—		1,347	1,347
Interest on subordinated debentures (e)	568		1	569
Interest on junior subordinated debentures (l)	—		51	51
Interest on other debt (l)	—	—	—	—
Total interest expense	5,634	—	(1)	5,633
Net interest income before provision for loan and lease losses	8,815	(60)	1	8,756

Provision for loan and lease losses (d)	4,960	(386)		4,574
Net interest income (loss) after provision for loan and lease losses	3,855	326	1	4,182
Other income
Service charges (e)	646	1		647
Net gain on the sale of securities	(21)			(21)
Gross other-than-temporary impairment (“OTTI”) losses (b)	(3,611)	(6,654)		(10,265)
Portion of loss recognized in OCI (before taxes) (b)	2,924	4,785		7,709
Net impairment losses recognized in earnings (b)	(687)	(1,869)	—	(2,556)
Net gain on the sale of loans (c) (q)	159	24	(28)	155
Net gain on the sale of other real estate (r)	(848)		896	48
Net gain on the sale of other assets (q)	—		28	28
Other (n) (f)	655	47	125	827
Total other income	(96)	(1,797)	1,021	(872)
Other expenses
Salaries and employee benefits (f) (g)	3,283	(179)	125	3,229
Occupancy expense (i) (m)	1,013	(42)	(454)	517
Equipment expense (i)	—		454	454
Advertising expense (m)	225	(11)		214
Data processing expense (e)	496	(1)		495
FDIC assessment	502			502
Bank shares tax	255			255
Expense of other real estate owned (r) (m)	343	(15)	896	1,224
Legal expenses (k) (m)	—	(40)	173	133
Provision for off-balance sheet commitments (a)	(322)	322	—	—
Other operating expenses (n) (o) (e) (k)	1,654	1	(173)	1,482
Total other expenses	7,449	35	1,021	8,505
Income (loss) before income taxes	(3,690)	(1,506)		(5,195)
Provision (credit) for income taxes (j)	(1,941)	1,941		—
Net (loss)	$(1,749)	$(3,447)	$—	$(5,195)

LOSS PER SHARE:
Basic	$(0.11)	$(0.21)		$(0.32)
Diluted	$(0.11)	$(0.21)		$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,306,670			16,306,670
Diluted	16,306,670			16,306,670

	Six Months Ended
	June 30, 2010 As Reported	Adjustments Increase/(Decrease)	Reclassifications Increase/(Decrease)	June 30, 2010 (As Restated)
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans (g) (h)	$23,730	$(112)		$23,618
Interest and dividends on securities:
US Treasury and government agencies	2,797			2,797
State and political subdivisions	2,791			2,791
Other securities (p)	361	(86)		275
Total interest and dividends on securities	5,949	(86)	—	5,863
Interest on federal funds sold	67			67
Total interest income	29,746	(198)	—	29,548
Interest Expense
Interest bearing demand	1,895			1,895
Savings	257			257
Time ($100,000 and over)	1,812			1,812
Other time	3,734			3,734
Total deposits	7,698		—	7,698
Borrowed funds interest expense (l)	2,901	(1)	(2,900)	—
Interest on FHLB advances (l)	—		2,798	2,798
Interest on subordinated debentures (e)	1,107		1	1,108
Interest on junior subordinated debentures (l)	—		101	101
Interest on other debt (l)				—
Total interest expense	11,706	(1)	—	11,705
Net interest income before provision for loan and lease losses	18,040	(197)	—	17,843
Provision for loan and lease losses (d)	7,762	1,920		9,682
Net interest income (loss) after provision for loan and lease losses	10,278	(2,117)	—	8,161

Other income
Service charges (e)	1,296			1,296
Net gain on the sale of securities	1,175			1,175
Gross other-than-temporary impairment (“OTTI”) losses (b)	(28,504)	12,889		(15,615)
Portion of loss recognized in OCI (before taxes) (b)	26,902	(14,189)		12,713
Net impairment losses recognized in earnings (b)	(1,602)	(1,300)	—	(2,902)
Net gain on the sale of loans (c) (q)	432	(1)	(28)	403
Net gain on the sale of other real estate (r)	(848)		896	48
Net gain on the sale of other assets (q)	—	0	28	28
Other (f) (n)	1,311	95	255	1,661
Total other income	1,764	(1,206)	1,151	1,709
Other expenses
Salaries and employee benefits (f) (g)	6,403	(322)	256	6,337
Occupancy expense (i) (m)	2,080	(30)	(886)	1,164
Equipment expense (i)	—		886	886
Advertising expense (m)	450	(117)		333
Data processing expense (e)	983	(1)		982
FDIC assessment	971			971
Bank shares tax	510			510
Expense of other real estate (r) (m)	463		896	1,359
Legal expenses (k) (m)	—	(15)	296	281
Provision for off-balance sheet commitments (a)	(1,353)	1,353		—
Other operating expenses (n) (o) (e) (k)	3,324	38	(295)	3,067
Total other expenses	13,831	906	1,153	15,890
Income (loss) before income taxes	(1,789)	(4,229)	(2)	(6,020)
Provision (credit) for income taxes (j)	(1,998)	1,998	—	—
Net income (loss)	$209	$(6,227)	$(2)	$(6,020)

LOSS PER SHARE:
Basic	$0.01	$(0.38)		$(0.37)
Diluted	$0.01	$(0.38)		$(0.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	16,300,515			16,300,515
Diluted	16,638,884	(338,369)		16,300,515

(a)          Change in reserve for off-balance sheet commitments after change in methodology.

(b)         Adjustment to increase OTTI recorded on available-for-sale securities as a result of change in methodology.

(c)          Adjustment related to the gain booked on Loans, held for sale.

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

(l)             Reclassification of interest on borrowed funds to interest on FHLB advances, interest on junior subordinated debentures, and interest on other debt.

(m)       To adjust and reduce expense related to an over accrual.

(n)         Reclassification of mortgage servicing rights amortization expense from being netted against loan servicing fee income.

(o)         Reclassification of provision for off balance sheet commitments to other operating expenses.

(p)         Reversal of accrued interest on Pooled Trust Preferred Securities.

(q)   Reclassification of Gain on sale of other assets from gain on sale of loans.

(r)   Reclassification of OREO valuation write-downs.

Note 3.   New Authoritative Accounting Guidance

On January 1, 2010, the Company adopted the provisions of the Accounting Standards Codification (“ASC”) Topic 860-10-50, Transfers and Servicing - Overall-Disclosures as updated by Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. The standard enhances the reporting for transfers of financial assets, including securitization transactions.  It also requires companies to report where they have continuing exposure to the risks related to transferred financial assets and eliminates the concept of a “qualifying special-purpose entity.”  In addition, it changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period.  This standard also requires additional year-end and interim disclosures. The standard must be applied to transfers that occurred before and after its effective date. The adoption of ASC Topic 860-10-50 had no impact on the Company’s financial statements.

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

Currently, the Company’s and the Bank’s actual capital positions and ratios as of June 30, 2010 and December 31, 2009 are presented in the following table:

CAPITAL ANALYSIS

(in thousands)

	June 30, 2010 (as restated)	December 31, 2009 (as restated)
Company
Tier I Capital:
Total Tier I Capital	$78,509	$84,365
Tier II Capital:
Subordinated notes	25,000	23,100
Allowable portion of allowance for loan and lease losses	13,594	14,594
Total Tier II Capital	38,594	37,694
Total Risk-Based Capital	117,103	122,059
Total Risk-Weighted Assets	$1,072,189	$1,158,157

Bank
Tier I Capital:
Total Tier I Capital	$100,708	$103,453
Tier II Capital:
Allowable portion of allowance for loan and lease losses	13,589	14,590
Total Tier II Capital	13,589	14,590
Total Risk-Based Capital	114,297	118,043
Total Risk-Weighted Assets	$1,071,842	$1,157,823

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of June 30, 2010: (as restated)	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$117,103	10.92%	$	>85,775	>8.00%	N/A	N/A
Bank	$114,297	10.66%	$	>85,747	>8.00%	$ >107,184	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$78,509	7.32%	$	>42,888	>4.00%	N/A	N/A
Bank	$100,708	9.40%	$	>42,874	>4.00%	$ >64,311	>6.00%
Tier I Capital (to Average Assets)
Company	$78,509	5.92%	$	>53,071	>4.00%	N/A	N/A
Bank	$100,708	7.59%	$	>53,097	>4.00%	$ >66,373	>5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2009 (as restated)	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$122,059	10.54%	$	>92,653	>8.00%	N/A	N/A
Bank	$118,043	10.20%	$	>92,626	>8.00%	$ >115,782	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$84,365	7.28%	$	>46,326	>4.00%	N/A	N/A
Bank	$103,453	8.94%	$46,313		>4.00%	$ >69,469	>6.00%
Tier I Capital (to Average Assets)
Company	$84,365	5.94%	$	>56,853	>4.00%	N/A	N/A
Bank	$103,453	7.28%	$	>56,853	>4.00%	$ >71,067	>5.00%

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

Note 5.   Loans

Major classifications of loans are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
	(as restated)	(as restated)
Residential real estate	$140,501	$137,520
Commercial real estate	300,517	317,408
Commercial and industrial loans	208,123	220,849
Construction Loans	83,281	98,383
Installment loans	117,308	128,392
Other loans	39,495	37,013
Gross loans	889,225	939,565
Less: Allowance for loan and lease losses	(27,378)	(22,458)
Unearned discount	(261)	(298)
Plus: Loan fees	741	707
Net loans	$862,327	$917,516

Changes in the allowance for loan and lease losses were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(as restated)		(as restated)

Balance, beginning of period	$25,505	$11,278	$22,458	$9,150
Recoveries credited to allowance	43	43	103	87
Provision for loan and lease losses	4,574	7,250	9,682	9,710
Total	30,122	18,571	32,243	18,947
Losses charged to allowance	2,744	8,053	4,865	8,429
Balance, end of period	$27,378	$10,518	$27,378	$10,518

Non-performing loans consist of nonaccrual loans and loans past due 90 days or more and still accruing. At June 30, 2010 and December 31, 2009 the loans on nonaccrual totaled $36.5 million and $25.9 million, respectively. The total recorded investment in loans past due ninety days or more and still accruing interest amounted to $0 and $117 thousand at June 30, 2010 and December 31, 2009, respectively. OREO is included in other assets and totaled $15.0 million and $11.2 million at June 30,2010 and December 31, 2009, respectively. Troubled debt restructurings totaling $12.0 million were all performing in accordance with the restructured agreements as of June 30, 2010.  The total recorded investment in impaired loans amounted to $48.5 million and $36.7 million at June 30, 2010 and December 31, 2009, respectively.

The additional interest income that would have been earned on nonaccrual and restructured loans outstanding at June 30, 2010 and June 30, 2009 in accordance with their original terms approximated $1.3 million and $1.2 million, respectively.  There was no interest income recognized on non-performing loans for cash payments received during the three and six months ended June 30, 2010 and June 30, 2009.

The following schedule reflects various non-performing lending categories as of the dates noted (in thousands):

	June 30, 2010	December 31, 2009
	(as restated)	(as restated)
Nonaccrual loans	$36,483	$25,865
Loans past due 90 days or more and still accruing	0	117
Total Non-Performing Loans	36,483	$25,982
Other Real Estate Owned	15,022	$11,184
Total Non-Performing Assets	51,505	$37,166
Performing TDRs	11,998	$10,743
ALLL related to impaired loans	$8,688	$3,982

	June 30, 2010	December 31, 2009
	(as restated)	(as restated)
Loans with no allocated allowance for loan and lease losses	$12,759	$11,348
Loans with allocated allowance for loan and lease losses	35,722	25,260
Total Balance of loans considered impaired	$48,481	$36,608

The average balance of impaired loans was $44.2 million and $49.4 million for the six months ended June 30, 2010 and year ended December

31, 2009, respectively. The Company recorded $396 thousand and $448 thousand of interest income on impaired loans for the six months ended June 30, 2010 and six months ended June 30, 2009, respectively.

The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and commercial construction portfolios comprise $380.0 million (as restated) or 44.1% of net loans at June 30, 2010.  In addition, the Company had commercial real estate and commercial construction loans of $46.3 million or 5.4% of net loans secured by properties outside of Pennsylvania. Geographic concentrations exist because the Company provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its market areas in Pennsylvania.  Management believes underwriting guidelines and ongoing review by loan review mitigates these risks.

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

Note 6.  Other Real Estate Owned

OREO totaled $15.0 million as of June 30, 2010, which is an increase of $3.8 million, from $11.2 million as of December 31, 2009 and is included in other assets. As of June 30, 2010, OREO consisted of sixteen properties as compared to fourteen properties as of December 31, 2009. Nine of the properties held in OREO as of June 30, 2010 totaled $14.3 million and represented approximately 96% of the total.

The following schedule reflects a breakdown of OREO for the periods reviewed.

	June 30, 2010	December 31, 2009
	(as restated)
Land/Lots	$9,080	$5,887
Commercial Real Estate	5,374	4,852
Residential Real Estate	568	445
Total	$15,022	$11,184

The Company foreclosed on four properties during the six months ended June 30, 2010, two of which comprised substantially all of the $3.8 million in OREO (the other properties comprised $227 thousand of the increase). In connection with the transfer to OREO, the Company charged off $242 thousand of the loan balances against the ALLL to bring the properties down to their carrying value of $5.2 million.

The expenses related to maintaining OREO and the subsequent write down of the values related to declines in value since foreclosure amounted to $1.2 million and $1.5 million for the three and six months ended June 30, 2010, respectively compared to $42 thousand for the same periods in 2009.

Note 7.  Securities

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains or losses and the fair value of the Company’s available-for-sale securities at June 30, 2010 and at December 31, 2009 as follows:

Available-for-sale securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
June 30, 2010 (as restated)	cost	gains	losses	Fair value
U.S. Treasury securities and obligations of U.S. government agencies	$27,988	$389	$592	$27,785
Obligations of state and political subdivisions	120,061	2,536	5,808	116,789
Collateralized mortgage obligations:
Government sponsored agency	70,348	1,484	169	71,663
Private label	14,872	101	2,196	12,777
Residential mortgage-backed securities	18,972	816	—	19,788
Pooled Trust Preferred Senior Class	3,855	—	2,546	1,309
Pooled Trust Preferred Mezzanine Class	9,619	—	8,136	1,483
Corporate debt securities	500	—	106	394
Equity securities	1,010	8	—	1,018
Total securities available for sale	$267,225	$5,334	$19,553	$253,006

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
December 31, 2009 (as restated)	cost	gains	losses	Fair value
U.S. Treasury securities and obligations of U.S. government agencies	$28,734	$78	$1,723	$27,089
Obligations of state and political subdivisions	122,052	2,591	5,973	118,670
Collateralized mortgage obligations:
Government sponsored agency	52,968	897	370	53,495
Private label	24,154	17	3,112	21,059
Residential mortgage-backed securities	26,152	1,321	31	27,442
Pooled Trust Preferred Senior Class	3,848	0	2,457	1,391
Pooled Trust Preferred Mezzanine Class	12,459	0	10,040	2,419
Corporate debt securities	500	0	144	356
Equity securities	1,010	15	0	1,025
Total securities available for sale	$271,877	$4,919	$23,850	$252,946

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities held to maturity at June 30, 2010 and December 31, 2009 are as follows:

Held-to-maturity securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
	cost	gains	losses	Fair value
June 30, 2010
Obligations of state and political subdivisions	$1,946	$0	$77	$1,869

December 31, 2009
Obligations of state and political subdivisions	$1,899	$0	$111	$1,788

At June 30, 2010 and December 31, 2009, securities with a carrying amount of $201.9 million and $187.9 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities (in thousands) at June 30, 2010 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	2,826	2,836	—	—
After Five Years through Ten Years	6,438	6,505	470	456
After Ten Years	152,759	138,419	1,476	1,413
Collateralized mortgage obligations	85,220	84,440	—	—
Mortgage-backed securities	18,972	19,788	—	—
Total	$266,215	$251,988	$1,946	$1,869

Gross proceeds from the sale of securities for the three months ended June 30, 2010 and 2009 were $1.3 million and $6.6 million, respectively, with the gross realized gains being $33 thousand and $300 thousand, respectively, and gross realized losses being $0 and $0, respectively.

Gross proceeds from the sale of securities for the six months ended June 30, 2010 and 2009 were $27.8 million and $31.3 million, respectively, with the gross realized gains being $1.2 million and $0.8 million, respectively, and gross realized losses being $0 and $3 thousand, respectively.

The table below indicates the length of time that individual securities available for sale have been in a continuous unrealized loss position at June 30, 2010 (as restated):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$10,841	$592	$10,841	$592
Obligations of state and political subdivision	26,647	1,154	19,311	4,654	45,958	5,808
Collateralized mortgage obligations:					—	—
Government sponsored agency	11,799	169	—	—	11,799	169
Private label	—	—	9,698	2,196	9,698	2,196
Residential mortgage-backed securities	—	—	—	—	—	—
Pooled Trust Preferred Senior Class	—	—	1,310	2,546	1,310	2,546
Pooled Trust Preferred Mezzanine Class	—	—	1,482	8,136	1,482	8,136
Corporate debt securities	—	—	394	106	394	106
Equity securities	—	—	—	—	—	—
	$38,446	$1,323	$43,036	$18,230	$81,482	$19,553

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

At June 30, 2010, the Company’s investment portfolio was comprised of U.S. Government agency securities, tax-exempt obligations of states and political subdivisions, government sponsored agency obligations, private label collateralized mortgage obligations (“PLCMOs”), residential mortgage-backed securities, pooled trust preferred collateralized debt obligations securities (“PreTSLs”), and corporate debt securities.

At June 30, 2010, excluding PLCMOs and PreTSLs, 136 of the Company’s debt securities holdings having unrealized losses have depreciated 8.82% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations.  Sixty six (66%) percent of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired at June 30, 2010.

At June 30, 2010, eight of the Company’s PLCMOs have realized OTTI losses of $2.3 million, have unrealized losses of $2.0 million, and have depreciated 36.09% from their amortized cost basis.

At June 30, 2010, seven of the Company’s PreTSLs have realized OTTI losses of $21.2 million, have unrealized losses of $10.7 million, and have depreciated 91.95% from their amortized cost basis.

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

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be OTTI when the Company believes the security’s impairment is due to factors that could include the security issuers inability to pay interest or dividends, the security issuers potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income.

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

Based on the Company’s evaluation at June 30, 2010, the Company has determined that the decreases in estimated fair value are temporary with the exception of eight PLCMOs and seven PreTSLs.  The Company’s discounted estimate of projected cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings for the six months ended June 30, 2010 of $2.9 million.

OTTI of Private Label CMOs:

The following PLCMOs held as of June 30, 2010 (in thousands as restated) were determined to be credit impaired either in the current or previous year resulting in a charge to earnings.

				S&P		Credit	Credit	Cumulative
	Book	Fair	Unrealized	credit	Collateral	Impairment	Impairment	Credit
Description	Value	Value	gain/loss	rating	type	Quarter to Date	Year to Date	Impairment
RAST 2006-A10 A5	$934	$654	$(280)	D	ALT-A30	$—	$5	$283
RAST 2006-A8 2A2	781	735	(46)	D	ALT-A30	—	7	421
CWALT 2007-7T2 A12	1,833	1,607	(226)	CC	ALT-A30	—	—	282
RALI 2006-QS 16 A10	867	711	(156)	D	ALT-A30		2	356
RALI 2006-QS4 A2	1,305	1,047	(258)	CC	ALT-A30	5	11	389
HALO 2007-1 3A6	1,392	610	(782)	CCC	WH-30	—	—	79
WMALT 2006-2 2CB	775	851	76	CCC	ALT-A30	—	33	467
PRIME 2006-1 1A1	1,854	1,495	(359)	CC	WH-30	4	4	45
Total	$9,741	$7,710	$(2,031)			$9	$62	$2,322

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

Once the Company has default/severity assumptions for the underlying collateral (on a deal specific basis), the Company then has to understand how the timing of losses impacts each specific bond/tranche and how each cash flow changes over time. The default and severity vectors are modeled using a third party cash flow model and both total collateral and tranche specific cash flows are established. The Company then computes various metrics based on the resulting tranche cash flows:

•                  Total Collateral Principal Loss

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

A security is considered to be other-than-temporarily impaired if the analysis results in a change of cash flow from the original expectation which indicates that there is the potential that all principal and/or interest may not be received. Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers. The results are recognized through earnings as they become available.  Information discovered subsequent to the balance sheet date but prior to the filing date is included in the OTTI analysis.  As a result of this analysis, the Company recorded a charge of $9 thousand and $62 thousand, respectively, against the three and six month periods ended June 30, 2010 for credit losses on its PLCMOs.

The table below illustrates the percentage of the current balance of each PLCMO that was delinquent, in foreclosure, in OREO and the trailing 3 month loss severity that was used in our June 30, 2010 OTTI calculations.

						Projected
	60-89 Days	90+ Days			3 Month	Default
Description	delinquent	delinquent	Foreclosure	OREO	Severity	Severity
RAST 2006-A10 A5	4.08%	9.03%	13.91%	2.30%	57.24%	36.52%
RAST 2006-A8 2A2	3.10%	6.89%	14.32%	3.05%	64.96%	58.00%
CWALT 2007-7T2 A12	3.04%	19.52%	15.00%	2.54%	22.67%	57.94%
RALI 2006-QS 16 A10	2.78%	7.77%	17.22%	2.11%	57.64%	63.67%
RALI 2006-QS4 A2	3.10%	5.63%	11.54%	1.49%	52.98%	46.99%
HALO 2007-1 3A6	1.71%	10.69%	7.09%	0.85%	57.45%	48.10%
WMALT 2006-2 2CB	1.74%	8.69%	11.57%	1.90%	72.27%	72.10%
PRIME 2006-1 1A1	1.05%	7.84%	5.42%	1.99%	28.75%	40.00%

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of June 30, 2010, the book value of our PreTSLs totaled $13.5 million with an estimated fair value of $2.8 million and is comprised of seven securities each of which are collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches.  All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2010, six of these securities had no excess subordination and one had excess subordination of 8.04% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes. It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls. Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of June 30, 2010 (as restated):

			Excess/			Credit	Credit	Cumulative
(In thousands)	Performing	Bonds	insufficient	Coverage	Excess	Impairment	Impairment	Credit
Deal	collateral	outstanding	collateral	ratio	subordination	Quarter to Date	Year to Date	Impairment
PreTSL VIII	$235,300	$394,861	$(159,561)	59.59%	N/A	$44	$44	$2,964
PreTSL IX	313,520	337,880	(24,360)	92.79%	N/A	—	—	1,680
PreTSL X	282,750	383,171	(100,421)	73.79%	N/A	133	137	2,782
PreTSL XI	426,995	479,847	(52,852)	88.99%	N/A	544	544	3,330
PreTSL XIX	540,135	550,574	(10,439)	98.10%	N/A	1,036	1,203	2,268
PreTSL XXVI	689,200	637,920	51,280	108.04%	8.04%	—	—	251
PreTSL XXVIII	281,850	308,278	(26,428)	91.43%	N/A	790	912	7,954
Total						$2,547	$2,840	$21,229

The following list details information for each of the Company’s PreTSLs as of June 30, 2010:

							Actual
						Current	deferrals /	Expected
					Moody’s /	number of	defaults as a	future
		Book	Fair	Unrealized	Fitch	performing	% of current	default
Deal		value	value	gain/loss	ratings	issuers	collateral	rate
PreTSL VIII	Mezzanine	$36	$1	$(35)	C / C	23	44.60%	3.16%
PreTSL IX	Mezzanine	1,320	275	(1,045)	Ca / C	36	30.30%	1.60%
PreTSL X	Mezzanine	218	5	(213)	C / C	37	43.50%	2.34%
PreTSL XI	Mezzanine	1,670	216	(1,454)	Ca / C	48	29.00%	2.57%
PreTSL XIX	Senior	4,907	970	(3,937)	B3 / B	87	22.90%	2.19%
PreTSL XXVI	Mezzanine	3,855	1,310	(2,545)	B1 / B	55	28.50%	1.87%
PreTSL XXVIII	Mezzanine	1,468	15	(1,453)	Ca / CC	44	21.90%	1.90%
Total		$13,474	$2,792	$(10,682)

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

Default Rate

Category	Year 1	Year 2	Year 3	Thereafter
Good	0.50%	0.60%	0.60%	0.40%
Average	1.80%	2.30%	2.30%	1.50%
Insurance	1.00%	1.20%	1.20%	0.80%
Weak	5.80%	7.20%	7.20%	4.80%
Troubled	9.70%	12.20%	12.20%	8.10%

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities. During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely. Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $859 thousand and $894 thousand, respectively, to the $2.9 million impairment charge taken during the first six months of 2010.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities. While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and, issuers are evaluated and stressed to determine cash flow. These include but are not limited to interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility. Issuer level credit considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment. Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny. The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs and PLCMOs considering all available evidence, including information received after the balance sheet date but before the filing date, and determined that the discounted estimated projected cash flows are less than the securities’ carrying value, resulting in an impairment charge to earnings for the three and six months ended June 30, 2010 of $2.5 million and $2.9 million, respectively.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Other-Than-Temporarily Impaired Securities

Beginning Balance January 1, 2010	$20,649
Credit losses on debt securities for which OTTI was not previously recognized
Additional credit losses on debt securities for which OTTI was previously recognized	2,902
Ending Balance, June 30, 2010	$23,551

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost in Other Assets and totaled $12.1 million and $11.8 million at June 30, 2010 and December 31, 2009, respectively. Management noted no indicators of impairment for the

FHLB of Pittsburgh at June 30, 2010.

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

As of June 30, 2010, the Company owned PreTSLs having a book value of $13.5 million.  The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables detail the financial asset amounts carried at fair value that are measured for fair value on a recurring basis at June 30, 2010 and December 31, 2009 and indicate the assets’ classifications within the fair value hierarchy (dollars in thousands):

Fair Value Measurements at June 30, 2010 (as restated)

			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$27,785		$27,785
Obligations of political and state subdivisions	116,789		116,789
Government sponsored agency CMOs	71,663		71,663
Private label CMOs	12,777		12,777
Residential mortgage backed securities	19,788		19,788
Pooled trust preferred Senior Class	1,309			1,309
Pooled trust preferred Mezzanine Class	1,483			1,483
Class
Corporate debt securities	394		394
Equity securities	1,018	1,018
Total securities available for sale	$253,006	$1,018	$249,196	$2,792

Fair Value Measurements at December 31, 2009 (as restated)

			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$27,089		$27,089
Obligations of political and state subdivisions	118,670		118,670
Government sponsored agency CMOs	53,495		53,495
Private label CMOs	21,059		21,059
Residential mortgage backed securities	27,442		27,442
Pooled trust preferred Senior Class	1,391			1,391
Pooled trust preferred Mezzanine Class	2,419			2,419
Corporate debt securities	356	—	356
Equity securities	1,025	1,025	—
Total securities available for sale	$252,946	$1,025	$248,111	$3,810

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2010 and year ended December 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Available for Sale Securities
	For the six months ended June 30,
	2010 (as restated)	2,009
Balance, beginning of the period	$3,810	$17,652
Accretion of discount	7	8
Payments received	—	—
Increase in amortized cost	—	—
Change in unrealized gains (losses) on securities not deemed other-than-temporarily impaired during the period	(66)	413
Other-than-temporary impairment included in other comprehensive income	1,881	(1,298)
Other-than-temporary impairment included in earnings	(2,840)	(242)
Transfers in and out of Level 3	—	—
Balance, end of period	$2,792	$16,533

The net unrealized (losses) gains for the six months ended June 30, 2010 included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date was $1.82 million.

The net unrealized (losses) gains for the six months ended June 30, 2009 included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date was $(885) thousand.

Gains and losses (realized and unrealized) included in earnings or comprehensive income are as follows (dollars in thousands):

June 30, 2010
Total gains or losses included in earnings for the period	$(2,840)
Change in unrealized gains or losses relating to assets still held the end of the period	$1,815

June 30, 2009
Total gains or losses included in earning for the period	$(242)
Change in unrealized gains or losses relating to assets still held at the end of the period	$(885)

As of June 30, 2010, the Company owned PreTSLs having a book value of $13.5 million.  The market for these and other similar securities at June 30, 2010 was not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the pricing for these securities from a third —party service provider that prepared the valuations using the discounted cash flows approach discussed in Note 7.

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

As of June 30, 2010, the Company owned PLCMOs having a book value of $14.8 million. The market for these securities was minimally active and severely stressed.  The Company performed an OTTI analysis on its PLCMOs.  The OTTI analysis relies on a review of the individual loans that provide the collateral for each security. This information is then used to develop default and severity assumptions over a future horizon for each security. The factors involved in constructing these assumptions are:

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

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

Assets and Liabilities Measured on a Non-Recurring Basis

The following tables detail the assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009 and indicate the assets’ classifications within the fair value hierarchy (dollars in thousands):

	Fair Value Measurements at June 30, 2010			Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans			$48,481			$36,608
Other real estate owned			$15,022			$11,184

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

The estimated fair values of the Company’s financial instruments (in thousands) are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and short term investments	$82,720	$82,720	$86,364	$86,364
Securities	254,952	254,875	254,845	254,031
Gross Loans	889,225	845,406	939,565	871,732
Accrued interest receivable	3,907	3,907	4,245	4,245

Financial Liabilities
Deposits	1,021,782	1,026,221	$1,071,608	$1,076,700
Borrowed funds	211,092	213,606	217,467	220,434
Accrued interest payable	2,704	2,704	3,064	3,064

Off-Balance Sheet Financial Instruments
Commitments to extend credit and standby letters of credit	$149	$149	$189	$189

Note 9.  Earnings per Share

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period.  The shares in the denominator were 16,306,670 and 16,158,640 for the three months ended June 30, 2010 and 2009, respectively.  Diluted earnings per share includes the dilutive effect of additional potential common shares for stock options outstanding.  The shares in the denominator were 16,300,515 and 16,155,745 for the six months ended June 30, 2010 and 2009, respectively.

The calculation for basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of additional potential common shares for stock options outstanding.

	three months ended		six months ended
	June 30,		June 30,
(In thousands except for share data)	2010	2009	2010	2009
	(as restated)		(as restated)
Net income available to common shareholders	$(5,195)	$(2,216)	$(6,020)	$1,022

Weighted average shares outstanding - basic	16,306,670	16,158,640	16,300,515	16,111,808
Plus: Common share equivalents	—	—	—	43,937
Weighted average shares outstanding - diluted	16,306,670	16,158,640	16,300,515	16,155,745

Earnings per share - basic	$(0.32)	$(0.14)	$(0.37)	$0.06
Earnings per share - diluted	$(0.32)	$(0.14)	$(0.37)	$0.06

Note 10.  Bank Premises and Equipment

Bank premises and equipment are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$5,169	$4,765
Buildings	13,206	13,266
Furniture, fixtures and equipment	10,996	10,828
Leasehold improvements	4,957	4,892
Total	34,328	33,751
Less accumulated depreciation	13,709	13,084
Net	$20,619	$20,667

Depreciation and amortization expense amounted to $373 thousand and $725 thousand for the three and six months ended June 30, 2010 compared to $373 thousand and $759 thousand for the same periods in the previous year.

Note 11.  Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors, executive officers and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such loans and advances under lines of credit during the six months ended June 30, 2010:

June 30, 2010 (in thousands)
Opening balance	$102,705
Advances	43,984
Principal repayments/reductions	(37,872)
Ending balance	$108,817

Ending balance December 31, 2009	$105,698
Less loans removed - resignations	(2,993)
Adjusted opening balance	$102,705

At June 30, 2010 loans in the amount of $2.0 million to directors, executive officers and their related parties were not performing in accordance with the terms of the loan agreements, representing a $2.2 million decrease compared to December 31, 2009.  The decrease is primarily attributable to the resignation of a director during 2009 and the charge-down of other loans.  Also, as of June 30, 2010 additional loans in the amount of $13.3 million to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

As of June 30, 2011, $7.0 million of the loans described above were subsequently charged-off, $5.6 million in loans were non-performing and $1.2 million in loans to directors, executive officers and their related parties were criticized.  The remaining $1.5 million has been reclassified to a non-criticized risk rating. For further description of loans with related parties see Note 14 to the Company’s financial statements included in the Company’s annual report on Form 10-K/A for the period ended December 31, 2009.

Deposits from directors, executive officers and their related parties amounted to $139.3 million and $136.5 million at June 30, 2010 and December 31, 2009, respectively.

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

The Board also adopted on August 30, 2000, the Independent Directors Stock Option Plan for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares.  There was no compensation expense related to option plans during the three and six months ended June 30, 2010 and 2009.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model average assumptions:

	June 30, 2010	December 31, 2009
Dividend yield	N/A	3.87%
Expected life	N/A	10 years
Expected volatility	N/A	27.8%
Risk-free interest rate	N/A	2.99%

A summary of the status of the Company’s stock option plans is presented below:

	Six months ended June 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	366,248	$12.18	325,134	$12.36
Granted	—		74,600	$10.81
Exercised	—
Forfeited	(133,721)	$12.55	(3,061)	18.80
Outstanding at the end of the period	232,527		396,673	$12.02
Options exercisable at June 30,	232,527		396,673	$12.30
Weighted average fair value of options granted during the year	—		—	$2.13
Stock-Based Compensation Expense		—	—	—

There were no options exercised during these periods.  As of June 30, 2010, there was no unrecognized compensation expense.

Information pertaining to options outstanding at June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.19-$23.13	232,527	5.1 years	$12.55	232,527	$12.55

As of June 30, 2010, there was no aggregate intrinsic value of exercisable options.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Amended Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Amended Form 10-K/A for the year ended December 31, 2009 and our Amended Form 10-Q/A for the quarter ended March 31, 2010.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K/A for the year ended December 31, 2009 and our Form 10-Q/A for the quarter ended March 31, 2010.

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

Unless the context otherwise requires, the words “we,” “us,” “our” and the “Company” are used to refer to First National

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

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), securities valuations, the evaluation of deferred income taxes and other intangibles, loan servicing rights and investment securities for impairment. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s Amendment No.1 on Form 10-K/A for the year ended December 31, 2009 (the “Amended 2009 Form 10-K”).  Although no significant changes to the Company’s critical accounting policies were made during the first six months of 2010, the Company has provided as outlined below the changes in its accounting policies that were adopted effective for 2009 and reflected in the restatement of its financial statements included in the Amended 2009 Form 10-K and this Amendment.

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

In connection with regulatory reviews of the Company’s operations, financial statements and SEC filings, the Company determined that certain of its accounting and reporting policies did not conform to U.S. GAAP and were not being applied properly or should otherwise be revised.  Effective for 2009 and as reflected in the Company’s Amended 2009 Form 10-K for the year ended December 31, 2009 and this Amendment, the Company made the following changes to its accounting and reporting policies:

•              In its preparation of the financial statements included in the Original Report, the Company did not properly formulate and evaluate its ALLL as a result of the timing of charge-offs and the recognition of TDRs.  In determining the ALLL included in the Original Report, the Company increased the specific reserve component of the ALLL when it determined a loan had impairment rather than timely recognizing the loss and reducing the reserve.  As reflected in this Amendment, the Company changed its ALLL policy to timely recognize charge-offs in the appropriate accounting period.  As revised, when a loan is determined to be impaired and collection of the entire amount of the loan is unlikely, the loan is charged off or charged down to the fair market value of the collateral, thus reducing the carrying value of the loan and the ALLL.  Additionally, the general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass”, “Special Mention” or “Accruing and Substandard” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge-offs of impaired loans.  The change in policy led to an increase in the provision for loan and lease losses from the Original Report of $7.8 million to a provision of $9.7 million in this Amendment for the six months ended June 30, 2010.

As a result of the change in ALLL policy reflected herein, the ALLL, which was $20.6 million in the Original Report and was comprised of a specific reserve of $9.3 million and a general reserve of $11.3 million, was restated by charging off an additional $1.4 million in loans during the second quarter and recording an additional provision for loan and lease losses of $1.9 million. This change, in addition to changes made at December 31, 2009 and March 31, 2010, reallocated the reserve by reducing the specific reserves by $637 thousand, from $9.3 million to $8.7 million.  Included in the $8.7 million specific reserve allocation is $5.0 million in the reserve for TDR impairments which were not previously identified by the Company.  The addition of the risk pools, along with higher historical loss experience as a result of increased charge-offs, resulted in the general reserves increasing by $7.4 million, from $11.3 to $18.7 million.  As a result the restated ALLL was $27.4 million.

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

Additional loan charge-offs reflected in this report resulted from the change in policy to timely recognize charge-offs in the appropriate accounting period.  As a result of this change in policy, this report reflects an additional $1.4 million of loan charge-offs from the amount of charge-offs reflected in the Original Report.

The Company also determined that it had calculated its provision for off-balance sheet commitments incorrectly in the Original Report.  The reserve for off-balance sheet commitments was previously calculated using all commitments and assumed these commitments would be fully funded.  This methodology was revised to provide a reserve on letters of credit and construction commitments.  In addition, individual analyses are performed on the aforementioned commitments to borrowers considered to be impaired.  As a result, the Company reduced the related liability by $1.0 million at December 31, 2009.  The off-balance sheet reserve is stable at $1.5 million at June 30, 2010.

•                                          The Company also revised its policy for determining and calculating the value of the pooled trust preferred collateralized debt obligations securities (“PreTSLs”) in its securities portfolio and the amount of related credit impairment to employ more severe assumptions. In changing the methodology, the Company adopted a policy that is more consistent with those used by other market participants and that uses the same approach to value all of the PreTSLs in the Company’s portfolio. In the Original Report, the Company had assumed that 50% of issuers who had deferred payments would recover, including by paying previously deferred amounts, within two years of deferral. However, as reflected in this Amendment, the Company changed its policy to cause to be produced cash flow models for each security that assumes all deferring issuers default immediately, with no recovery assumed. The Company did not change its policy with respect to defaulted securities: other than temporary impairment (“OTTI”) in the Original Report and in this Amendment both reflect the assumption that defaulted issuers default immediately with no recovery. As reflected in the Original Report, the Company had not determined whether factors, other than existing deferrals or defaults, indicated that an impairment loss had been incurred with respect to performing issuers, but rather, it had assumed a 0.375% default rate for all securities and relied on market data provided by a third party. As reflected in this Amendment, we changed our policy to evaluate each bank issuer based upon its financial trends, such as earnings, net interest margin, operating efficiency, liquidity, capital position, level of non-performing loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio and whether the issuer received TARP monies. Based on this analysis of each bank issuer’s historical experience and assumptions of future events for each bank issuer, we developed annual expected default rates specific to each bank issuer rather than using the same expected default rate of 0.375% for each issuer. Furthermore, we had previously relied on two outside service providers, including a third party that had sold us the PreTSLs included in our securities portfolio to provide us with fair values for our PreTSLs, but under our revised methodology, fair value was calculated by the third party valuation service unaffiliated with the PreTSLs based on our estimates of future cash flows and the assumption that an investor would require a 15% return on investment for PreTSL XIX and PreTSL XXVI and a 20% return on investment for the remaining PreTSLs to be willing to purchase the cash flows. This change in methodology resulted in an additional impairment charge to earnings of $6.2 million for the six months ended June 30, 2010.

A reduction in OTTI was recorded with respect to securities the issuers of which defaulted or deferred payments between January 1, 2010 and June 30, 2010, after the Company reviewed its subsequent events analysis and determined these events reflected credit impairments that existed as of the fourth quarter of 2009.  As such, OTTI related to those impairments was reflected in the restated financial statements for the year ended December 31, 2009 in the Amended 2009 Form 10-K.

•                                          In the Original Report, the Company accounted for loan fees and costs inconsistently across loan types.  The Company engaged a third party to review its methodology, assist in the calculation of the actual deferred fees and costs and the applicable amortization period and to provide a consistent approach.  This analysis has been incorporated into the Company’s methodology.  This change in methodology resulted in an additional deferral of $112 thousand.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

The Company recorded a net loss for the three month period ended June 30, 2010 of $(5.2) million, or $(0.32) per diluted common share, a decrease of $3.0 million compared to a net loss of $(2.2) million or $(0.14) per diluted common share, that was reported for the same period in the prior year. The net loss for the six month period ended June 30, 2010 was $(6.0) million or $(0.37) per diluted common share, a decrease of $(7.0) million compared to earnings of $1.0 million or $0.06 per diluted common share for the same period in the prior year. The $3.0 million increase in the net loss for the quarter ended June 30 2010, as compared to the quarter ended June 30, 2009, was largely due to a $2.6 million reduction in other income primarily due to higher OTTI charges, a $1.4 million decrease in net interest income before provision for loan and lease losses, and a $1.2 million increase in other expense, largely due to a $0.9 million write-down in the carrying value of foreclosed real estate partly. The increase was partially offset by a $2.7 million decrease in the provision for loan and lease losses over the same period. The $7.0 million increase in the net loss for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, was largely due to a $3.0 million decrease in net interest income before provision for loan and lease losses, a $2.4 million reduction in other income primarily due to higher OTTI charges and a $1.9 million dollar increase in other expense. The return on average equity was (34.43)% and (18.96)% for the three and six months ended June 30, 2010,  respectively, compared to (10.96)% and 2.46% for the same periods in the prior year.  Return on average assets was (1.58) % and (0.91) % for the three and six months ended June 30, 2010, respectively, compared to (0.83) % and (0.19) % for the same periods in the prior year.

Total assets decreased $60.1 million, or 4.4% to $1.31 billion, at June 30, 2010 as compared to $1.37 billion at December 31, 2009 primarily due to a $55.2 million decrease in net loans. Total deposits decreased $49.8 million or 4.7% to $1.02 billion at June 30, 2010 as compared to $1.07 billion at December 31, 2009.  During the same period demand deposits decreased by $9.6 million or 11.3%, interest bearing demand decreased $12.1 million or 3.4% and total time deposits decreased by $37.3 million or 6.8%. These decreases were partially offset by a $9.2 million or 10.7% increase in savings deposits, over the same period. Borrowed funds decreased by $6.34 million or 2.9% during the first six months of 2010 to $211.1 million from $217.5 million at December 31, 2009. The Company used $1.9 million of proceeds generated from the issuance of subordinated debentures in the first quarter of 2010 combined with a reduction in cash and cash equivalents to repay $8.2 million of Federal Home Loan Bank advances (“FHLB”) during the first half of 2010.

Total shareholders’ equity decreased $2.8 million, or 4.5%, to $60.2 million at June 30, 2010 from $63.1 million at December 31, 2009. The decrease is primarily due to the net loss of $6.02 million for the six months ended June 30, 2010 partly offset by a $3.5 million decrease in other comprehensive loss.

Summary of Performance

Net Interest Income

Net interest income on a tax equivalent basis was $9.8 million for the second quarter of 2010, a $1.4 million decrease from $11.2 million or 12.5% for the second quarter of 2009. The decrease from the second quarter of 2009 was due to lower yields earned on loans and investment securities partially offset by higher holdings of investment securities, federal funds sold and the lower cost of interest-bearing deposits.  Net interest income on a tax equivalent basis was $20.0 million for the six months ended June 30, 2010, a $2.8 million decrease from $22.8 million or 12.3% for the six months ended June 30, 2009. The decrease from comparable period in 2009 was also attributable to lower yields earned on loans and investment securities partially offset by higher holdings of investment securities, federal funds sold and the lower cost of interest-bearing deposits.

Interest income on loans on a tax equivalent basis decreased $1.5 million for the three month period ended June 30, 2010 compared to the same period in 2009 primarily due to a 30 basis point decline in the tax equivalent yield on loans and a $63.0 million or 6.7% decrease in average loan balances.  Interest income on loans on a tax equivalent basis decreased $2.8 million for the six month period ended June 30, 2010 compared to the same period in 2009 primarily due to a 28 basis point decline in the tax equivalent yield on loans and a $53.6 million or 5.6% decrease in average loan balances. The yield on loans was negatively affected by the payoffs of higher yielding loans which cannot be replaced in this low interest rate environment and lower loan demand caused by the continuing economic slowdown.

Interest and dividend income on investment securities on a tax equivalent basis decreased by $0.3 million during the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 primarily due to lower investment yields partially offset by higher outstanding balances. The $7.5 million or 2.7% increase in average investments to $279.2 million at June 30, 2010 from $271.8 million at June 30, 2009 partially offset the 65 basis points decrease in the tax equivalent yield for the quarter ended June 30, 2010 as compared to the same period in 2009. Interest and dividend income on investment securities decreased by $0.7 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

primarily due to lower investment yields partially offset by a marginal increase in outstanding investments. The $1.3 million increase in average investments to $280.3 million at June 30, 2010 from $279.0 million at June 30, 2009 partially offset the 56 basis points decrease in the tax equivalent yield for the six months ended June 30, 2010 as compared to the same period in 2009. Proceeds from the sales and calls of higher yielding securities were reinvested into shorter duration lower yielding securities.

Average federal funds sold increased by $25.1 million during the quarter ended June 30, 2010 as compared to the same quarter in 2009 and by $40.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase in the average balance of federal funds sold was attributable to the Company not being able to sufficiently re-deploy its excess liquidity into loans and investment securities that met the Company’s quality, return and duration requirements.

Interest expense decreased $0.6 million, or 8.6%, to $5.6 million for the three months ended June 30, 2010 from $6.2 million for the three months ended June 30, 2009. The cost of interest-bearing deposits decreased $0.6 million to $3.7 million for the three months ended June 30, 2010 from $4.3 for the three months ended June 30, 2009. The $11.7 million decrease in average time deposits combined with maturities of higher rate deposits resulted in the decrease of $0.7 million in interest expense for the quarter. The average cost of interest-bearing liabilities decreased by 37 basis points to 1.55% for the quarter ended June 30, 2010 from 1.92% for the same period in 2009. The decrease in interest expense was partially offset by an increase of $0.1 million in interest expense on borrowed funds.  Average borrowed funds decreased $17.9 million or 7.7% for the quarter ended June 30, 2010 compared to the same period in 2009. The reduction in borrowed funds resulted from the $40.9 million decrease in Federal Home Loan Bank (“FHLB”) advances partially offset by the issuance of $25 million in subordinated debt during the fourth quarter of 2009 and the first quarter of 2010 that did not exist during this period in the prior year. The cost of borrowed funds increased by 50 basis points to 3.69% for the quarter ended June 30, 2010 as compared to the same period in 2009 primarily as a result of the higher interest rate on the subordinated debt as compared to the FHLB borrowings that were repaid.

Interest expense decreased $0.6 million, or 8.6%, to $11.7 million for the six months ended June 30, 2010 from $12.3 million for the six months ended June 30, 2009. The cost of interest-bearing deposits decreased $0.8 million to $7.7 million for the six months ended June 30, 2010 as compared to $8.5 for the six months ended June 30, 2009.   The $77.9 million increase in average interest bearing deposits resulted from an increase of $52.6 million in average interest bearing demand deposits, $15.1 million in average savings deposits, and $10.2 million in average time deposits. The average cost of interest-bearing liabilities decreased by 19 basis points to 2.00% for the six months ended June 30, 2010 from 2.19% for the same period in 2009. This decrease was partially offset by an increase of $0.1 million in interest expense on borrowed funds. Average borrowed funds decreased $33.0 million, or 13.3%, for the six months ended June 30, 2010 compared to the same period in 2009. The reduction in borrowed funds resulted from the $40.9 million decrease in Federal Home Loan Bank (“FHLB”) advances partially offset by the issuance of $25 million in subordinated debt during the fourth quarter of 2009 and the first quarter of 2010 that did not exist during this period in the prior year. The cost of borrowed funds increased by 61 basis points to 3.76% for the six months ended June 30, 2010 as compared to 3.15% for the same period in 2009. The increase in the average cost of borrowed funds for the quarter and six months ended June 30, 2010 was primarily as a result of the higher interest rate on the subordinated debt that was issued in 2010 as compared to the FHLB borrowings that were repaid. The Company continues to pursue its strategy of replacing higher cost time deposits with lower cost time, savings and interest-bearing demand products and repay outstanding advances to maximize net interest income.

The net yield on average interest earning assets on a tax equivalent basis was 3.26% for the second quarter of 2010, a decrease of 35 basis points from 3.61% for the second quarter of 2009.  The yield on interest-earning assets was 5.13%, a 48 basis points decrease from 5.61%, mainly due to the 65 basis point decrease in the yield on average investments and a 30 basis point reduction in the yield on average loans.  The cost of interest-bearing liabilities decreased by 23 basis points to 1.95% for the quarter ended June 30, 2010 from 2.18% for the quarter ended June 30, 2009.  The decrease was mainly due to the 37 basis point decrease in the cost of interest-bearing deposits to 1.55% from 1.92% for the second quarter of 2009, which was partly offset by a 50 basis point increase in the cost of borrowed funds to 3.69% from 3.19% over the same period. The net interest margin on a tax equivalent basis was 3.28% for the six months ended June 2010, a decrease of 42 basis points from 3.70% for the comparable period in 2009.  The yield on interest-earning assets was 5.20%, a decrease of 51 basis points from 5.71%, mainly due to the 56 basis point decrease in the yield on average investments and a 28 basis point reduction in the yield on average loans. The cost of interest-bearing liabilities decreased by 19 basis points to 2.00% for the six months ended June 30, 2010 from 2.19% for the six months ended June 30, 2009. The decrease is mainly due to the 31 basis point decrease in the cost of interest-bearing deposits to 1.61% from 1.92% for the six months ended June 30, 2009, which was partly offset by a 61 basis point increase in the cost of borrowed funds to 3.76% from 3.15% over the same period.

Average Balances

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended June 30,			Three months ended June 30,
	2010 (Restated)			2009
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest Earning assets:
Commercial loans - taxable	$597,857	$7,518	5.04%	$645,555	$8,656	5.38%
Commercial loans - tax free	53,450	928	6.96%	49,888	876	7.04%
Mortgage loans	31,738	516	6.52%	34,533	692	8.04%
Installment loans	198,585	2,848	5.75%	214,593	3,122	5.84%
Total loans (1) (2)	881,630	$11,810	5.37%	944,569	$13,346	5.67%

Investment securities (taxable)	158,239	1,480	3.75%	161,226	2,037	5.07%
Investment securities (tax-free)	120,983	2,141	7.10%	110,543	1,928	7.00%
Total investment securities (1) (3)	279,222	$3,621	5.20%	271,769	3,965	5.85%

Interest-bearing deposits with banks	0	0	0.00%	0	0	0.00%
Federal funds sold	48,171	31	0.26%	23,041	13	0.23%
Total money market assets	48,171	31	0.26%	23,041	13	0.23%
Total interest-earning assets	1,209,023	15,462	5.13%	1,239,379	17,324	5.61%
Non-interest earning assets	108,490			86,201
Total Assets	$1,317,513			$1,325,580
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	330,127	863	1.05%	289,413	814	1.13%
Savings deposits	95,490	132	0.55%	80,220	145	0.72%
Time deposits over $100,000	231,499	901	1.56%	223,338	1,123	2.02%
Other time deposits	289,352	1,770	2.45%	309,201	2,240	2.91%
Total interest-bearing deposits	946,468	3,666	1.55%	902,172	4,322	1.92%
Borrowed funds	213,607	1,967	3.69%	231,513	1,841	3.19%
Total interest-bearing liabilities	1,160,075	5,633	1.95%	1,133,685	6,163	2.18%
Demand deposits	84,100			79,158
Other liabilities	12,823			12,842
Shareholders’ equity	60,515			99,895
Total Liabilities and Shareholders’ Equity	$1,317,513			$1,325,580
Net interest income/ interest rate spread (4)		$9,829	3.18%		$11,161	3.43%
Tax equivalent adjustment		(1,073)			(980)
Net interest income, as reported		$8,756			$10,181
Net Interest Margin (5)			3.26%			3.61%

Ratio of interest-earning assets as a percentage of interest-bearing liabilities			104.22%			109.32%

(1)         Interest income is presented on a tax equivalent basis using a 35% rate for 2010 and a 34% tax rate for 2009.

(2)         Loans are stated net of unearned income and exclude non-performing loans.

(3)         The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)         Interest rate spread represents the difference between the average yield on interest earnings assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis

(5)         Net interest income as a percentage of total average interest earning assets.

	Six months ended June 30,			Six months ended June 30,
	2010 (Restated)			2009
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Commercial loans - taxable	$608,946	$15,508	5.14%	$652,468	$17,598	5.44%
Commercial loans - tax free	54,829	1,894	6.97%	51,616	1,811	7.08%
Mortgage loans	32,606	1,073	6.64%	35,719	1,397	7.89%
Installment loans	201,968	5,805	5.80%	212,184	6,225	5.92%
Total loans (1) (2)	898,349	$24,280	5.45%	951,987	$27,031	5.73%

Investment securities (taxable)	159,071	3,071	3.89%	169,440	4,309	5.13%

Investment securities (tax-free)(1)	121,229	4,295	7.14%	109,608	3,805	7.00%
Total investment securities (1) (3)	280,300	$7,366	5.30%	279,048	8,114	5.86%

Interest-bearing deposits with banks	0	0	0.00%	0	0	0.00%
Federal funds sold	52,340	67	0.26%	11,603	13	0.23%
Total money market assets	52,340	67	0.26%	11,603	13	0.23%

Total interest-earning assets	1,230,989	31,713	5.20%	1,242,638	35,158	5.71%

Non-interest earning assets	105,531			84,089
Total Assets	$1,336,520			$1,326,727
Liabilities and Shareholders’ Equity:

Interest-bearing liabilities:

Interest-bearing demand deposits	342,131	1,895	1.12%	289,498	1,539	1.07%
Savings deposits	93,065	264	0.57%	77,994	269	0.70%
Time deposits over $100,000	236,031	1,834	1.57%	227,185	2,235	1.98%
Other time deposits	293,701	3,705	2.54%	292,306	4,424	3.05%
Total interest-bearing deposits	964,928	7,698	1.61%	886,983	8,467	1.92%
Borrowed funds	215,106	4,007	3.76%	248,029	3,879	3.15%
Total interest-bearing liabilities	1,180,034	11,705	2.00%	1,135,012	12,346	2.19%
Demand deposits	79,006			78,208
Other liabilities	13,448			13,238
Shareholders’ equity	64,032			100,269
Total Liabilities and Shareholders’ Equity	$1,336,520			$1,326,727
Net interest income/ interest rate spread (4)		$20,008	3.19%		$22,812	3.51%
Tax equivalent adjustment		(2,166)			(1,966)
Net interest income, as reported		$17,842			$20,846
Net interest margin (5)			3.28%			3.70%

Ratio of interest-earning assets as a percentage of interest-bearing liabilities			104.32%			109.48%

(1)         Interest income is presented on a tax equivalent basis using a 35% rate for 2010 and a 34% tax rate for 2009.

(2)         Loans are stated net of unearned income and exclude non-performing loans.

(3)         The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)         Interest rate spread represents the difference between the average yield on interest earnings assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis

(5)         Net interest income as a percentage of total average interest earning assets.

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three months ended June 30, 2010 and June 30, 2009.

	(000’s)			(000’s)
	Three Month Period Increase			Six Month Ended
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Compared with June 30, 2009			Compared with June 30, 2009
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (taxable)	$(937)	$(651)	$(1,588)	$(1,622)	$(1,212)	$(2,834)
Loans (tax-free) (1)	61	(9)	52	113	(30)	83
Investment securities (taxable)	90	(647)	(557)	(76)	(1,162)	(1,238)
Investment securities (tax-free)(1)	181	32	213	403	87	490
Time deposits with banks and federal funds sold	14	4	18	46	8	54
Total interest income	(591)	(1,271)	(1,862)	(1,136)	(2,309)	(3,445)

Interest expense
Interest-bearing demand deposits	112	(63)	49	273	83	356
Savings deposits	28	(41)	(13)	52	(57)	(5)
Time deposits	(103)	(589)	(692)	109	(1,229)	(1,120)
Borrowed funds	(142)	268	126	(515)	643	128
Total interest expense	(105)	(425)	(530)	(81)	(560)	(641)
Increase (decrease) in interest differential	$(486)	$(846)	$(1,332)	$(1,055)	$(1,749)	$(2,804)

(1)   Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Loan and Lease Losses

A provision for loan and lease losses of $4.6 million and $9.7 million, respectively, was recorded for the three and six month periods ended June 30, 2010, compared to $7.3 million and 9.7 million, respectively, for the same periods in the prior year.  The decrease of $2.7 million from the $7.3 million that was recorded in the quarter ended June 30, 2009 is as a result of substantial provisions taken as of December 31, 2009 and March 31, 2010 in connection with the restatement of the financial statements for those periods. During the six months ended June 30, 2010, non-performing loans increased $10.6 million to $36.5 million from $25.9 million at December 31, 2009.  Net charge-offs for the six months ended June 30, 2010 totaled $4.9 million.  Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the Allowance for Loan and Lease Losses (“ALLL”) considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for credit losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL. The increase was primarily related to the increase in non-performing loans, attributable to the decline in the real estate market and the prolonged deterioration in the economy as well as our change in policy for determining the ALLL, including an enhanced loan impairment measurement process and historical loss analysis, described in more detail under “Financial Condition - Allowance for Loan and Lease Losses”.

Other Income

The Company recorded a loss in other income in the amount of $(0.9) million for the three months ended June 30, 2010, a decrease of $2.6 million from the $1.7 million earned during the comparable period in 2009.  The decrease in other income was primarily due to a $2.6 million OTTI charge on PreTSLs and PLCMOs recorded in the three months ended June 30, 2010 compared to the $0.4 million charge for the three months ended June 30, 2009. In addition, gains on the sale of loans decreased $0.3 million during the same period, from $0.5 million to $0.2 million. Other income was $1.7 million for the six months ended June 30, 2010, a decrease of $2.4 million from the $4.1 million for the six months ended June 30, 2009.  The decrease in other income was primarily due to a $2.9 million OTTI charge on PreTSLs and PLCMOs recorded during the six months ended June 30, 2010 compared to a $0.4 million charge during the same period in 2009.

Other Expense

Other expense was $8.5 million and $15.9 million for the three and six month periods ended June 30, 2010, respectively, compared to $7.3 million and $14.0, respectively, for the same periods in 2009.  The $1.2 million and $1.9 million increases for the three and six months  ended June 30, 2010, respectively,  were primarily due to an increase in foreclosure and other real estate owned expense, increased salaries and benefits expense, and professional fees. The increase was partially offset by a reduction in FDIC assessments and data processing expenses.

Provision for Income Taxes

The Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009, and accordingly did not record a provision or benefit during the quarter or six months ended June 30, 2010.  The Company recorded a $0.5 million benefit and a $0.2 million provision for the three and six months ended June 30, 2009.

FINANCIAL CONDITION

Assets

Total assets were $1.31 billion, at June 30, 2010, a decrease of $60.1 million, or 4.4%, from $1.37 billion at December 31, 2009.  Cash and cash equivalents decreased $3.6 million, or 4.2% during the six months ended June 30, 2010 to $82.7 million.

Securities

Securities available-for-sale, at fair value, were $253 million at June 30, 2010 and December 31, 2009, respectively.  Sales and proceeds from calls, maturities, and pay downs totaled $43.1 million during the six months ended June 30, 2010.   Securities purchases amounted to $39.1 million and combined with a $3.1 million reduction in the unrealized loss on the portfolio, during the same period offsetting the decrease in the portfolio

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held to maturity securities, which are carried at amortized cost, at the dates indicated:

	June 30, 2010	December 31,
	(as restated)	2009 (as restated)	2008
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$27,785	$27,089	$32,233
Obligations of state and political subdivisions	118,735	120,569	101,451
Collateralized mortgage obligations:
Government sponsored agency	71,663	53,495	29,223
Private label	12,777	21,059	31,840
Residential mortgage-backed securities	19,788	27,442	30,061
Pooled Trust Preferred Senior Class	1,309	1,391	2,775
Pooled Trust Preferred Mezzanine Class	1,483	2,419	14,877
Corporate debt securities	394	356	4,274
Equity securities	1,018	1,025	974
Total	254,952	254,845	247,708

The following table sets forth the maturities of available-for-sale securities, based on amortized cost, at June 30, 2010 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Within	Two - Five	Six - Ten	Over 10		No Fixed
	One Year	Years	Years	Years	MBS	Maturity	Total
US Treasury securities	$—	$—	$—	$—	$—	$—	$—
Yield	—	—	—	—	—	—	—
Obligations of U.S. government agencies	—	—	2,000	25,988	—	—	27,988
Yield	—	—	4.000%	4.668%	—	—	4.620%
Obligations of state and political subdivisions (1)	—	571	4,908	114,284	—	—	119,763
Yield	—	5.753%	6.177%	6.940%	—	—	6.903%
Corporate debt securities	—	—	—	500	—	—	500
Yield	—	—	—	0.963%	—	—	0.963%
CMOs	—	—	—	—	—	—	—
Government sponsored agencies	—	—	—	—	70,349	—	70,349
Yield	—	—	—	—	3.623%	—	3.623%
Private label	—	—	—	—	14,872	—	14,872
Yield	—	—	—	—	6.076%	—	6.076%
Residential mortgage-backed securities	—	—	—	—	18,972	—	18,972
Yield	—	—	—	—	4.706%	—	4.706%
Pooled Trust Preferred Senior Class	—	—	—	3,855	—	—	3,855
Yield	—	—	—	1.455%	—	—	1.455%
Pooled Trust Preferred Mezzanine Class	—	—	—	9,618	—	—	9,618
Yield	—	—	—	0.658%	—	—	0.658%
Equity securities (2)	—	—	—	—	—	12,789	12,789
Yield	—	—	—	—	—	0.907%	0.907%
Total maturities	$0	571	6,908	154,245	104,193	12,789	278,706
Weighted Yields	0.000%	5.753%	5.547%	6.009%	4.170%	0.907%	5.076%

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

Based on the Company’s evaluation at June 30, 2010, the Company has determined that the decreases in estimated fair value are temporary with the exception of eight PLCMOs and seven PreTSLs.  The Company’s discounted estimate of projected cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings for the three and six months ended June 30, 2010 of $2.6 and $2.9 million, respectively.

OTTI of Private Label CMOs:

The following PLCMOs as of June 30, 2010 (in thousands as restated), were determined to be credit impaired either in the current or previous year resulting in a charge to earnings.

				S&P		Credit	Credit	Cumulative
	Book	Fair	Unrealized	credit	Collateral	Impairment	Impairment	Credit
Description	Value	Value	gain/loss	rating	type	Quarter to Date	Year to Date	Impairment
RAST 2006-A10 A5	$934	$654	$(280)	D	ALT-A30	$—	$5	$283
RAST 2006-A8 2A2	781	735	(46)	D	ALT-A30	—	7	421
CWALT 2007-7T2 A12	1,833	1,607	(226)	CC	ALT-A30	—	—	282
RALI 2006-QS 16 A10	867	711	(156)	D	ALT-A30		2	356
RALI 2006-QS4 A2	1,305	1,047	(258)	CC	ALT-A30	5	11	389
HALO 2007-1 3A6	1,392	610	(782)	CCC	WH-30	—	—	79
WMALT 2006-2 2CB	775	851	76	CCC	ALT-A30	—	33	467
PRIME 2006-1 1A1	1,854	1,495	(359)	CC	WH-30	4	4	45
Total	$9,741	$7,710	$(2,031)			$9	$62	$2,322

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

The default and severity vectors are modeled using a third party cash flow model and both total collateral and tranche specific cash flows are established. The Company then computes various metrics based on the resulting tranche cash flows:

•                  Total Collateral Principal Loss

•                  Total Tranche Loss

•                  Lifetime Tranche Yield

•                  Tranche Loss Timing

A security is considered to be other than temporarily impaired if the expected cash flow analysis results in a change of cash flow from the original expectation which indicates that there is the potential that all principal and/or interest may not be received. Information affecting cash flows and the impact on the collectability of principal and interest are evaluated on a monthly basis as received from service providers. The results are recognized through earnings as they become available.  Information discovered subsequent to the balance sheet date but prior to the filing date is included in the OTTI analysis.  As a result, the Company recorded a charge of $9 thousand and $62 thousand for the three and six months ended June 30, 2010 earnings for credit losses on its PLCMOs.

The table below illustrates the percentage of the current balance of each PLCMO that was delinquent, in foreclosure, in OREO and the trailing 3 month loss severity that was used in our June 30, 2010 OTTI calculations.

						Projected
	60-89 Days	90+ Days			3 Month	Default
Description	delinquent	delinquent	Foreclosure	OREO	Severity	Severity
RAST 2006-A10 A5	4.08%	9.03%	13.91%	2.30%	57.24%	36.52%
RAST 2006-A8 2A2	3.10%	6.89%	14.32%	3.05%	64.96%	58.00%
CWALT 2007-7T2 A12	3.04%	19.52%	15.00%	2.54%	22.67%	57.94%
RALI 2006-QS 16 A10	2.78%	7.77%	17.22%	2.11%	57.64%	63.67%
RALI 2006-QS4 A2	3.10%	5.63%	11.54%	1.49%	52.98%	46.99%
HALO 2007-1 3A6	1.71%	10.69%	7.09%	0.85%	57.45%	48.10%
WMALT 2006-2 2CB	1.74%	8.69%	11.57%	1.90%	72.27%	72.10%
PRIME 2006-1 1A1	1.05%	7.84%	5.42%	1.99%	28.75%	40.00%

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of June 30, 2010, the book value of our PreTSLs totaled $13.5 million with an estimated fair value of $2.8 million and is comprised of seven securities each of which are collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches below investment grade. All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2010, six of these securities had no excess subordination and one had excess subordination of 8.04% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes. It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls. Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of June 30, 2010 (as restated):

			Excess/			Credit	Credit	Credit
(In thousands)	Performing	Bonds	insufficient	Coverage	Excess	Impairment	Impairment	Impairment
Deal	collateral	outstanding	collateral	ratio	subordination	Quarter to Date	Year to Date	Life to Date
PreTSL VIII	$235,300	$394,861	$(159,561)	59.59%	N/A	$44	$44	$2,964
PreTSL IX	313,520	337,880	(24,360)	92.79%	N/A	—	—	1,680
PreTSL X	282,750	383,171	(100,421)	73.79%	N/A	133	137	2,782
PreTSL XI	426,995	479,847	(52,852)	88.99%	N/A	544	544	3,330
PreTSL XIX	540,135	550,574	(10,439)	98.10%	N/A	1,036	1,203	2,268
PreTSL XXVI	689,200	637,920	51,280	108.04%	8.04%	—	—	251
PreTSL XXVIII	281,850	308,278	(26,428)	91.43%	N/A	790	912	7,954
Total						$2,547	$2,840	$21,229

The following list details information for each of the Company’s PreTSLs as of June 30, 2010:

							Actual
						Current	deferrals /	Expected
					Moody’s /	number of	defaults as a	future
		Book	Fair	Unrealized	Fitch	performing	% of current	default
Deal		value	value	gain/loss	ratings	issuers	collateral	rate
PreTSL VIII	Mezzanine	$36	$1	$(35)	C / C	23	44.60%	3.16%
PreTSL IX	Mezzanine	1,320	275	(1,045)	Ca / C	36	30.30%	1.60%
PreTSL X	Mezzanine	218	5	(213)	C / C	37	43.50%	2.34%
PreTSL XI	Mezzanine	1,670	216	(1,454)	Ca / C	48	29.00%	2.57%
PreTSL XIX	Mezzanine	4,907	970	(3,937)	B3 / B	56	22.90%	2.19%
PreTSL XXVI	Senior	3,855	1,310	(2,545)	B1 / B	55	28.50%	1.87%
PreTSL XXVIII	Mezzanine	1,468	15	(1,453)	Ca / CC	44	21.90%	1.90%
		$13,474	$2,792	$(10,682)

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

Default Rate

Category	Year 1	Year 2	Year 3	Thereafter
Good	0.50%	0.60%	0.60%	0.40%
Average	1.80%	2.30%	2.30%	1.50%
Insurance	1.00%	1.20%	1.20%	0.80%
Weak	5.80%	7.20%	7.20%	4.80%
Troubled	9.70%	12.20%	12.20%	8.10%

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities. During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely. Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities. The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $859 thousand and $894 thousand, respectively, to the $2.9 million impairment charge taken during the first six months of 2010.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities. While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and, issuers are evaluated and stressed to determine cash flow. These include but are not limited to interest rate payable by  each issuer, certain derivative contracts, default timing, and interest rate volatility. Issuer level credit considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment. Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny. The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated our PreTSLs and PLCMOs considering all available evidence, including information received after the balance sheet date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in an impairment charge to earnings for the three and six months ended June 30, 2010 of $2.5 million and $2.9 million, respectively.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Other-Than-Temporarily Impaired Securities

Beginning Balance, January 1, 2010	$20,649
Credit losses on debt securities for which OTTI was not previously recognized
Additional credit losses on debt securities for which OTTI was previously recognized	2,902
Ending Balance, June 30, 2010	$23,551

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost in Other Assets and totaled $12.1 million and $11.8 million at June 30, 2010 and December 31, 2009, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh at June 30, 2010.

Loans

Net loans decreased $55.2 million, or 6.0% during the six months ended June 30, 2010 to $862.3 million from $917.5 million at December 31, 2009. The net decrease in loans is primarily the result of net repayments in the amount of $45.7 million, charge-offs in the amount of $4.9 million, transfers to OREO in the amount of $3.9 million and a $4.9 million increase in the ALLL in the current quarter.  Loan demand has remained at reduced levels due to the current economic environment.

Net loans represented 66.0% of total assets as of June 30, 2010, compared to 67.2% of total assets as of December 31, 2009.  The Company noted nominal increases in residential real estate loans and other loans.  Increases in these categories were offset by decreases in all the other categories of loans. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio.  This includes commercial and industrial loans and commercial real estate loans.   Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans as of percentage of total net loans has increased from 60.3% of the loan portfolio as of December 31, 2009 to 60.8% of the loan portfolio as of June 30, 2010.

Commercial and industrial loans decreased $12.7 million or 5.8%, from $220.8 million as of December 31, 2009 to $208.1 million as of June 30, 2010.  Commercial loans consist primarily of equipment loans, permanent working capital financing, revolving lines of credit and loans secured by cash and marketable securities. The decrease was primarily a reduction in borrowings under revolving line of credit facilities within the portfolio.

Loans secured by commercial real estate decreased $16.9 million, or 5.3%, to 300.5 million as of June 30, 2010 from $317.4 million as of December 31, 2009.  Commercial real estate loans include long-term commercial mortgage financing, construction loans and land development loans, and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is primarily attributable to some large payoffs, along with charge-offs and transfers to OREO.

Residential real estate loans totaled $140.5 million as of June 30, 2010. This represents an increase of $3.0 million, or 2.2%, from $137.5 million as of December 31, 2009. The components of residential real estate loans include fixed rate mortgage loans primarily held for sale in the secondary market, which represent less than one percent of the overall loan portfolio, and home equity loans and lines of credit.  The Company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.

Installment loans decreased $11.1 million during the six months ended June 30, 2010, or 8.6%, from $128.4 million as of December 31, 2009 to $117.3 million as of June 30, 2010.  The decrease in installment loans is due primarily to decline in the Company’s indirect auto loan portfolio.

All other loans, which include obligations of state and municipal governments, totaled $39.5 million as of June  30, 2010, an increase of $2.5 million, or 6.7%, from $37.0 million as of December 31, 2009.  The continued economic slowdown has reduced loan demand.

Major classifications of loans are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
	(as restated)	(as restated)
Residential real estate	$140,501	$137,520
Commercial real estate	300,517	317,408
Commercial and industrial loans	208,123	220,849
Construction Loans	83,281	98,383
Installment loans	117,308	128,392
Other loans	39,495	37,013
Gross loans	889,225	939,565
Less: Allowance for loan and lease losses	(27,378)	(22,458)
Unearned discount	(261)	(298)
Plus: Loan fees	741	707
Net loans	$862,327	$917,516

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

At June 30, 2010 and December 31, 2009 the loans on nonaccrual totaled $36.5 million and $25.9 million, respectively.  OREO is included in other assets and totaled $15 million and $11.2 million at June 30, 2010 and December 31, 2009, respectively.  The total recorded investment in loans past due ninety days or more and still accruing interest amounted to $0 and $117,000 at June 30, 2010 and December 31, 2009, respectively.  The total recorded investment in impaired loans amounted to $48.5 million and $36.7 million at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, OREO consisted of sixteen properties with seven of the properties comprising $14.3 million or 96% of the balance.  Troubled debt restructurings totaling $12.0 million were all performing in accordance with the restructured agreements as of June 30, 2010.

The additional interest income that would have been earned on nonaccrual and restructured loans outstanding at June 30, 2010 and June 30, 2009 in accordance with their original terms approximated $1.3 million and $1.2 million, respectively.  There was no interest income recognized on non-performing loans for cash payments received during the three and six months ended June 30, 2010 and June 30, 2009.

The following schedule reflects various non-performing lending categories as the dates noted (in thousands):

	June 30, 2010	December 31, 2009
	(as restated)	(as restated)
Impaired/Nonaccrual loans	$36,483	$25,865
Loans past due 90 days or more and still accruing	0	117
Total Non-Performing Loans	36,483	$25,982
Other Real Estate Owned	15,022	$11,184
Total Non-Performing Assets	51,505	$37,166
Performing TDRs	11,998	$10,743
ALLL related to impaired loans	$8,688	$3,982

	June 30, 2010	December 31, 2009
	(as restated)	(as restated)
Loans with no allocated allowance for loan and lease losses	$12,759	$11,348
Loans with allocated allowance for loan and lease losses	35,722	25,260
Total Balance of loans considered impaired	$48,481	$36,608

The average balance of impaired loans was $44.2 million and $45.4 million for the six months ended June 30, 2010 and 2009, respectively. The Company recorded $396 thousand and $448 thousand of interest income on impaired loans for the six months ended June 30, 2010 and six months ended June 30, 2009, respectively.

In the first six months of 2010, total non-performing assets increased $14.3 million, from $37.2 million as of December 31, 2009 to $51.5 million as of June 30, 2010, as the effects of the severe and prolonged economic downturn continued to impact individual and business customers of the Company.  Included in non-performing assets are nonaccrual loans which increased $10.6 million during the year.  The increase in nonaccrual loans is primarily centered in commercial real estate loans, including a concentration in land development and construction loans.  Continued downturn in the real estate market could lead to additional increases in impaired loans.

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

Non-performing loans increased $10.6 million from $25.9 million as of December 31, 2009 to $36.5 million as of June 30, 2010.  The decline in the real estate market and the prolonged deterioration in the economy contributed to an increase in non-performing loans and net charge-offs, primarily in the commercial real estate portfolio concentrated in land development loans.  The increase in non-performing loans is centered in a few large credits, all of which are secured by real estate collateral.  Four loans that the Company placed on non-accrual status in the six months ended June 30, 2010 accounted for the $10.6 million increase.  The Company ordered and received independent third-party appraisals at the time the loans were placed on non-accrual status and recorded direct charge-offs in the amount of $2.2 million, which it determined was appropriate based on the valuations contained in the appraisals.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as troubled debt restructurings (“TDRs”) and are considered to be impaired. Concessions granted under a troubled debt restructuring generally involve a reduction of the rate or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. TDRs increased $1.3 million to $12.0 million at June 30, 2010 compared to December 31, 2009.

Reclassifications of performing loans to non-accrual during the first six months of 2010 primarily consisted of four (4) large credits totaling $13.3 million.  These credits were:

•      $6.8 million — This credit represents various time loans secured by land; this credit was written down to $6.5 million as of June 30, 2010.  Additionally, $1.1 million of the allowance for loan losses is allocated to this credit.

•      $2.2 million — This credit represents the non-sold portion of a government guaranteed loan secured by commercial real estate; this credit was written down to $1.1 million as of June 30, 2010.  Additionally, $109 thousand of the allowance for loan losses is allocated to this credit.

•      $2.1 million — This credit represents a time loan secured by residential and commercial real estate; this credit was written down to $1.6 million as of June 30, 2010.  Additionally, $147 thousand of the allowance for loan losses is allocated to this credit.

•      $2.2 million — This credit represents a term loan and line of credit secured by commercial real estate; this credit was written down to $1.8 million as of June 30, 2010.  Additionally, $180 thousand of the allowance for loan losses is allocated to this credit.

In addition, these four credits plus eight credits reclassified in prior years constituted 85.5% of total non-performing loans as of June 30, 2010.  The eight credits reclassified prior to 2010 were:

•      $5.0 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s primary market area; this credit was written down to $2.6 million as of June 30, 2010.  Additionally, $260 thousand of the allowance for loan losses is allocated to this credit.

•      $4.8 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s general market area; this credit was written down to $3.3 million as of June 30, 2010.  Additionally, $328 thousand of the allowance for loan losses is allocated to this credit.

•      $11.1 million — This credit represents a land development loan secured by a residential subdivision.  This credit was written down to $5.3 million as of June 30, 2010.  Additionally, $534 thousand of the allowance for loan losses is allocated to this credit.

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

The following table outlines delinquency within the Company’s loan portfolio is provided below.

	June 30, 2010 (as restated)	December 31, 2009 (as restated)
30-59 days	0.61%	.35%
60-89 days	0.40%	.05%
90 + days	0%	.01%
Non-Accrual	4.10%	2.75%
Total Delinquencies	5.11%	3.16%

The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and commercial construction portfolios comprise $380.0 million (as restated) or 44.1% of net loans at June 30, 2010.  In addition, the company had $46.3 million or 5.4% of net loans secured by properties outside of Pennsylvania. Geographic concentrations exist because the Company provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its market areas in Pennsylvania. Management believes underwriting guidelines and ongoing review by loan review mitigates these risks.

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

The downturn in the economy has resulted in increased loan delinquencies, defaults and foreclosures, primarily in the commercial real estate portfolio.  Nonaccrual loans increased by $10.6 million to $36.5 million at June 30, 2010 from $25.9 million at December 31, 2009.  Four loans that the Company placed on non-accrual status in the six months ended June 30, 2010 accounted for the $10.6 million increase in non-accrual loans.  The Company recorded direct charge-offs in the amount of $2.2 million on these loans when they were placed on non-accrual status. Management monitors the loan portfolio on an ongoing basis with emphasis on the declining real estate market and a weakened economy and the effect on repayment.  Adjustments to the ALLL are made based on management’s assessment of these trends and the factors outlined above.  Evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur.  The Company recorded a provision for loan and lease losses of $9.7 million for the six months ended June 30, 2010, which was substantially the same as the provision recorded in the same period in the prior year.  The ALLL increased from $22.5 million at December 31, 2009 to $27.4 million at June 30, 2010. The ratio of ALLL to total non-performing loans decreased to 75.0% at June 30, 2010 from 86.7% at December 31, 2009, whereas the ratio of the ALLL to gross loans increased to 3.1% at June 30, 2010 compared to 2.4% at December 31, 2009.  These changes were primarily the result of loans pay-offs, charge-offs and transfers to OREO resulting in the contraction of the overall loan portfolio.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(as restated)		(as restated)

Balance, beginning of period	$25,505	$11,278	$22,458	$9,150
Recoveries credited to allowance	43	43	103	87
Provision for loan and lease losses	4,574	7,250	9,682	9,710
Total	30,122	18,571	32,243	18,947
Losses charged to allowance	2,744	8,053	4,865	8,429
Balance, end of period	$27,378	$10,518	$27,378	$10,518

All doubtful, non-accrual substandard loans and troubled debt restructurings are considered to be impaired and are analyzed individually to determine the amount of impairment.  Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  The fair value of collateral method is generally used for this measurement unless the loan is non-collateral dependent in which case, a discounted cash flow analysis is performed.  Appraisals are received at least annually to ensure that adequate impairment measurements reflect current market conditions.  Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, Broker Price Opinions or executed agreements of sale may be used.  Only downward adjustments are made based on these supporting values.  Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 2% transfer taxes and 2% various other miscellaneous costs associated with the sales process.  The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

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

The Company’s ALLL consists of both specific and general components.  At June 30, 2010, the ALLL that related to impaired loans, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $8.7 million or 31.7% of total ALLL, which reflects an increase from the specific allowance of $4.0 million at December 31, 2009 commensurate with the increase in impaired loans to $48.5 million at June 30, 2010 from $36.7 million at December 31, 2009.  A general allocation of $18.7 million was calculated for loans analyzed under ASC 450 “Contingencies” (“ASC 450”), which represented 68.3% of the total ALLL of $27.4 million and reflects a small increase from the general allocation of $18.5 million at December 31, 2009.  The ratio of the ALLL to total loans at June 30, 2010 and December 31, 2009 was 3.1% and 2.4%, respectively, based on total loans of $889.2 million and $939.6 million, respectively.  The ALLL increased to $27.4 million at June 30, 2010 from $22.5 million at December 31, 2009 due primarily to the market conditions and other items noted above.

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

The following table outlines the changes in the allowance for loan and lease losses for the three months and six months ended June 30, 2010 and 2009.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2010 (restated)	2009	2010 (restated)	2009

Balance at beginning of period	$25,505	$11,278	$22,458	$9,150

Provision for loan losses	4,574	7,250	9,682	9,710

Loans charged-off:
Residential Real estate	—	(171)	—	(348)
Commercial real estate	(1,820)	(6,113)	(2,248)	(6,258)
Commercial and industrial loans	(19)	(1,565)	(80)	(1,565)
Construction loans	(734)	—	(2,054)	—
Installment loans	(27)	(243)	(181)	(243)
Other loans charged-off	(144)	39	(302)	(15)
Total loans charged-off	(2,744)	(8,053)	(4,865)	(8,429)

Recoveries:
Residential real estate	9	(36)	13	3
Commercial real estate	17	30	27	33
Commercial and industrial loans	4	—	9	—
Construction loans	—	—	—	—
Installment loans	12	45	52	45
Other loans	1	4	2	6
Total recoveries	43	43	103	87

Net charge-offs	(2,701)	(8,010)	(4,762)	(8,342)

Balance at end of period	$27,378	$10,518	$27,378	$10,518

Ratio of net charge-offs during the period as a percentage of average loans outstanding during the period	0.31%	0.85%	0.53%	0.88%
Ratio of allowance for loan losses as a percentage of loans at end of period	3.08%	1.09%	3.08%	1.09%

Other Real Estate Owned

OREO totaled $15.0 million as of June 30, 2010, which is an increase of $3.8 million, from $11.2 million as of December 31, 2009 and is included in other assets. As of June 30, 2010, OREO consisted of sixteen properties as compared to fourteen properties as of December 31, 2009. Nine of the properties held in OREO as of June 30, 2010 totaled $14.3 million and represented approximately 96% of the total.  Included in OREO are three properties totaling $2.7 million, or 18%, of OREO, located outside of the Company’s general market area.  Additionally, $8.1 million, or 54%, of OREO is located in the Pocono region located within the Company’s primary market area that has been particularly hit hard during the current economic recession.

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

The following schedule reflects a breakdown of OREO for the periods reviewed.

	June 30, 2010	December 31, 2009
	(as restated)
Land/Lots	$9,080	$5,887
Commercial Real Estate	5,374	4,852
Residential Real Estate	568	445
Total	$15,022	$11,184

The Company foreclosed on four properties during the six months ended June 30, 2010, two of which comprised substantially all of the $3.8 million in OREO (the other properties comprised 227 thousand of the increase). In connection with the transfer to OREO, the Company charged off $242 thousand of the loan balances against the ALLL to bring the properties down to their carrying value of $5.2 million.

The expenses related to maintaining OREO and the subsequent write down of the values related to declines in value since foreclosure amounted to $1.2 million and $1.5 million for the three and six months ended June 30, 2010, respectively compared to $42 thousand for the same periods in 2009.

Liabilities

Total liabilities were $1,246 million at June 30, 2010, a decrease of $57.3 million, or 4.4%, from December 31, 2009. During the six months ended June 30, 2010, deposit liabilities decreased $49.8 million to $1,021.8 million as a result of decreases of $21.7 million in demand deposits and of $37.3 million in time deposits partially offset by a $9.2 million increase in saving deposits. Borrowed funds decreased $6.4 million as the Company used the proceeds generated by net loan repayments and the general reduction in cash and cash equivalents to pay down its FHLB advances.

Equity

Total shareholders’ equity decreased $2.8 million, or 4.5%, to $60.2 million at June 30, 2010 from $63.1 million at December 31, 2009. The decrease is primarily due to the net loss off $6.0 million and a decrease in other comprehensive loss of $3.1 million for the six months ended June 30, 2010. The decrease in other comprehensive loss was primarily attributed to the increase in the market value of securities held in the available for sale portfolio. Book value per common share was $3.70 at June 30, 2010 compared to $3.87 at December 31, 2009. As of the date of the filing of this Amendment, the Order prohibits the Bank from paying dividends to the Company and the Agreement further prohibits the Company from taking dividend payments from the Bank.

Liquidity

During the six months ended June 30, 2010, funds provided by our operating activities amounted to $8.2 million. The Company funded $40.9 million in purchases of securities available for sale. Funds were primarily provided by $17.5 million in calls, maturities and pay downs of securities and $25.5 million in proceeds from sales of securities available for sale. These funds, together with $86.3 million of cash and cash equivalents available at the beginning of the year, were utilized to fund net deposit outflows of $49.8 million and the net repayment of $6.4 million of borrowed funds.

Interest Rate Risk

Our consolidated statements of financial position have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets which could adversely affect our results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in our shareholders’ equity, if such securities were retained.

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at, June 30, 2010. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table presents our interest rate shock as of June 30, 2010:

	Projected Percentage Change In
	Net Interest	Net Portfolio
	Income	Value
Change in Interest Rate
-200 Basis points	-0.69%	19.61%
Base interest rate	0.00	0.00
+200 Basis points	-2.99%	-32.10%

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s exposure to market risk during the first six months of 2010.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Amended 2009 Form 10-K.

ITEM 4 — CONTROLS AND PROCEDURES

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

The following material weaknesses were identified:

•      Control deficiencies were found to exist in the Company’s accounting and finance function. It was determined that the Company had a material weakness in internal control over financial reporting because, in its Original Report, the Company did not properly account for OTTI of collateralized debt obligations in the Company’s securities portfolio, the provision and allowance for loan and lease losses and the timing of charge-offs, the provision for off-balance sheet commitments, impairment of goodwill and deferred loan fees and costs.  These errors also resulted in an incorrect determination of the Company’s income tax benefit, deferred tax asset and related allowance. On October 27, 2010, the Company concluded that it would amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, to revise and restate its financial statements included therein to properly account for its ALLL, the reserve for unfunded commitments and OTTI of its securities portfolio in accordance with its revised policies and procedures, to record a charge for the impairment of goodwill, to correct errors in its deferred loan fees and costs and to record the related change to the calculation of the Company’s deferred tax assets.  The changes to the accounting policies and procedures and the impact on the financial statements are more fully described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 2 to the consolidated financial statements included in this report.  Overall, the restatement necessitated by this material weakness in internal control resulted in a decrease of $3.4 million and $6.2 in net income for the three and six months ended June 30, 2010, respectively, from net income (loss) of $(1.8) million and $0.2 million, respectively, as reported in the Original Report, to a net loss of $5.2 million and $6.0 million as reported herein.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement.  Except as described above to remediate the material weaknesses identified, there have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At June 30, 2010 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Item 1A. — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K/A for the year ending December 31, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — [Removed and Reserved.]

Item 5 - Other Information.

None.

Item 6 — Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on December 16, 2009)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1*	Certification of Principal Executive Officer and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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