Form 10-Q
period 2010-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-04-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,442,119 shares
(Title of Class)	(Outstanding at April 6, 2012)

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART I Financial Information

Item 1 — Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2010	December 31,
(in thousands, except share data)	(unaudited)	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$23,380	$23,141
Interest-bearing deposits in other banks	123,301	1,048
Federal funds sold	—	62,175
Total cash and cash equivalents	146,681	86,364
Securities
Available-for-sale, at fair value	280,123	252,946
Held-to-maturity, at amortized cost (fair value $2,006 and $1,788)	1,970	1,899
Stock in Federal Home Loan Bank of Pittsburgh, at cost	10,854	10,854
Loans held for sale, at amortized cost	433	442
Loans, net of allowance for loan and lease losses of $25,623 and $22,458	780,606	917,516
Bank premises and equipment, net	20,486	20,667
Accrued interest receivable	3,343	4,245
Refundable federal income taxes	8,898	12,222
Intangible assets	1,004	1,128
Bank-owned life insurance	25,823	25,242
Other real estate owned	11,185	11,184
Other assets	16,705	21,623
Total Assets	$1,308,111	$1,366,332

Liabilities
Deposits:
Demand	$86,981	$85,370
Interest-bearing demand	386,472	352,631
Savings	93,724	86,455
Time ($100,000 and over)	217,274	238,839
Other time	269,310	308,313
Total deposits	1,053,761	1,071,608
Borrowed funds:
FHLB advances	150,905	183,830
Subordinated debentures	25,000	23,100
Junior subordinated debentures	10,310	10,310
Other debt	198	227
Total borrowed funds	186,413	217,467
Accrued interest payable	2,509	2,880
Other liabilities	10,553	11,293
Total liabilities	1,253,236	1,303,248

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of December 31, 2010 and 2009 Issued and outstanding: 16,428,251 shares as of September 30, 2010 and 16,289,970 shares as of December 31, 2009	20,535	20,362
Additional paid-in capital	61,530	61,190
Retained earnings	(24,016)	(6,162)
Accumulated other comprehensive loss
Unrealized holding gain/(loss) on available-for-sale securities, net of tax	2,958	(4,183)
Unrealized non-credit holding loss on OTTI available-for-sale securities, net of tax	(6,132)	(8,123)
Total accumulated other comprehensive loss, net of tax	(3,174)	(12,306)
Total shareholders’ equity	54,875	63,084
Total Liabilities and Shareholders’ Equity	$1,308,111	$1,366,332

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2010	2009	2010	2009
Interest income
Interest and fees on loans	$10,830	$12,589	$34,447	$38,986
Interest and dividends on securities
U.S. Treasury and government agencies	1,282	1,508	4,079	4,927
State and political subdivisions	1,396	1,323	4,187	3,796
Other securities	10	362	285	1,252
Total interest and dividends on securities	2,688	3,193	8,551	9,975
Interest on deposits and federal funds sold	44	31	111	44
Total interest income	13,562	15,813	43,109	49,005
Interest expense
Deposits
Interest-bearing demand	825	994	2,720	2,533
Savings	132	161	396	430
Time ($100,000 and over)	838	1,069	2,672	3,297
Other time	1,638	2,226	5,343	6,656
Total interest on deposits	3,433	4,450	11,131	12,916
Interest on borrowed funds
Interest on FHLB advances	1,298	1,690	4,097	5,352
Interest on subordinated debentures	575	65	1,682	65
Interest on junior subordinated debentures	57	59	158	225
Interest on other debt	1	1	1	53
Total interest on borrowed funds	1,931	1,815	5,938	5,695
Total interest expense	5,364	6,265	17,069	18,611
Net interest income before provision for loan and lease losses	8,198	9,548	26,040	30,394
Provision for loan and lease losses	7,311	11,050	16,993	20,760
Net interest income (loss) after provision for loan and lease losses	887	(1,502)	9,047	9,634
Non-interest income (loss)
Service charges	632	744	1,927	2,154
Net (loss) gain on the sale of securities	(2,869)	(30)	(1,694)	795
Gross other-than-temporary impairment (“OTTI”) losses	(45)	(2,399)	(973)	(2,781)
Portion of loss recognized in OCI (before taxes)	(1,158)	—	(3,133)	—
Other-than-temporary-impairment losses recognized in earnings	(1,203)	(2,399)	(4,106)	(2,781)
Net gain on the sale of loans held for sale	440	124	843	1,131
Net gain on the sale of other real estate owned	45	73	92	73
Net (loss) gain on the sale of other assets	(88)	158	(60)	158
Other	866	689	2,527	1,936
Total non-interest income (loss)	(2,177)	(641)	(471)	3,466
Non-interest expense
Salaries and employee benefits	3,375	3,104	9,712	9,420
Occupancy expense	582	562	1,746	1,721
Equipment expense	423	479	1,309	1,401
Advertising expense	129	180	462	660
Data processing expense	535	435	1,517	1,301
FDIC assessment	989	534	1,960	1,829
Bank shares tax	255	214	765	646
Expense of other real estate	2,193	770	3,552	812
Provision for off-balance sheet commitments	(200)	428	(171)	428
Legal expense	292	153	573	323
Professional fees	357	55	839	160
Other operating expenses	1,609	1,130	4,166	3,363
Total non-interest expense	10,539	8,044	26,430	22,064
Loss before income taxes	(11,829)	(10,187)	(17,854)	(8,964)
Provision (credit) for income taxes	—	(4,003)	—	(3,802)
Net Income (loss)	$(11,829)	$(6,184)	$(17,854)	$(5,162)

Loss Per Share
Basic	$(0.72)	$(0.38)	$(1.09)	$(0.32)
Diluted	$(0.72)	$(0.37)	$(1.09)	$(0.31)

Cash Dividends Declared Per Common Share	$—	$0.02	$—	$0.15
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,383,848	16,197,941	16,328,598	16,140,834
Diluted	16,383,848	16,585,125	16,328,598	16,534,226

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(17,854)	$(5,162)
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net accretion	(2,053)	(2,872)
Equity in trust	(1)	(4)
Depreciation and amortization	1,258	1,356
Provision loan and lease losses	16,993	20,760
Provision for off balance sheet commitments	(171)	—
Provision (credit) for deferred taxes	—	(168)
Loss (gain) on sale of investment securities	1,694	(795)
Other-than temporary impairment losses	4,106	2,781
Gain on the sale of loans held for sale	(843)	(1,287)
Loss on sale of other assets	88	—
Gain on the sale of other real estate owned	(92)	(73)
Write-down of other real estate owned	2,533	385
Gain on sale of bank premises and equipment	(28)	—
Income from bank owned life insurance	(581)	(676)
Proceeds from the sale of loans held for sale	29,859	55,274
Funds used to originate loans held for sale	(29,007)	(53,786)
Decrease in interest payable	(371)	(813)
Increase (decrease) in accrued expenses and other liabilities	(569)	470
Decrease in interest receivable	902	649
Decrease in refundable federal income taxes	3,324	—
Decrease (increase) in prepaid expenses and other assets	2,242	(1,437)
Decrease in taxes payable	—	(5,638)
Net Cash Provided by Operating Activities	11,429	8,964

Cash Flows from Investing Activities:
Investment Securities :
Proceeds from maturities, calls and principal payments	32,741	29,115
Proceeds from sales	36,620	24,117
Purchases	(86,302)	(42,690)
Purchases of Federal Reserve Bank stock	(336)	(5)
Net decrease / (increase) in loans to customers	112,041	(14,981)
Proceeds from the sale of other real estate owned	3,340	88
Purchases of bank presmises and equipment	(925)	(1,336)
Proceeds from the sale of bank premises and equipment	97	—
Net Cash Provided (Used) by Investing Activities	97,276	(5,692)

Cash Flows from Financing Activities:
Net increase in demand deposits, money market demand, interest-bearing demand accounts, and savings accounts	42,721	55,369
Net (decrease) / increase in time deposits	(60,568)	46,961
Proceeds from issuance of subordinated debentures	1,900	11,000
Proceeds from FHLB advances	121,048	195,042
Repayment of FHLB advances	(153,973)	(216,422)
Repayment of other borrowed funds	(29)	(16,116)
Proceeds from issuance of common shares, net of share issuance costs	513	1,437
Proceeds from issuance of common shares - share option plans	—	92
Dividends paid	—	(2,413)
Net Cash (Used) Provided by Financing Activities	(48,388)	74,950

Net Increase in Cash and Cash Equivalents	60,047	78,222
Cash & Cash Equivalents at Beginning of Period	86,364	18,171
Cash & Cash Equivalents at end of period	$146,681	$96,393

Supplemental Cash Flow Information
Other transactions:
Principal balance of loans transferred to OREO	$5,782	$6,015
Principal balance of loans transferred from Loans to Other Assets	$1,905	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010 (in thousands, except share data)

(Unaudited)

	Number		Additional		Accumulated	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Loss	Equity
BALANCES, DECEMBER 31, 2009	16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084
Net loss for the period	—			(17,854)		(17,854)
Other comprehensive gain (loss) net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS), net of tax of $828					1,607
Non-credit related losses on OTTI securities not expected to be sold, net of tax benefit of $1,905					3,697
Reclassification adjustment for losses inlcuded in net loss, net of tax of $1,972					3,828
Other comprehensive income					9,132	9,132
Total comprehensive loss						(8,722)
Proceeds from issuance of common shares through dividend reinvestment plan	138,281	173	340			513
Balances, September 30, 2010	$16,428,251	$20,535	$61,530	$(24,016)	$(3,174)	$54,875

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009 (in thousands, except share data)

(Unaudited)

	Number		Additional		Accumulated	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Loss	Equity
BALANCES, DECEMBER 31, 2008	16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Net loss for the period				(5,162)		(5,162)
Other comprehensive gain (loss) net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS), net of tax of $7,798					12,184
Non-credit related losses on OTTI securities not expected to be sold, net of tax benefit of $3,858					(4,369)
Reclassification adjustment for gains and (losses) included in net loss, net of tax of $312					517
Other comprehensive income					8,332	8,332
Total comprehensive income						3,170
Cash dividend paid, $0.15 per share				(2,413)		(2,413)
Stock based compensation - Stock Option Plans
Proceeds from the issuance of common shares -						—
Stock option plans	15,500	19	232			251
Proceeds from issuance of common shares through dividend reinvestment plan	185,142	232	1,205			1,437
Balances, September 30, 2009	$16,248,570	$20,311	$61,028	$33,317	$(11,869)	$102,787

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements of the Company include the accounts of its bank subsidiary, First National Community Bank and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry.  In the opinion of management, all adjustments necessary to a fair statement of the results for the quarterly period ended September 30, 2010 have been included.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), security valuations, the evaluation of deferred income taxes and goodwill, and the impairment of securities. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements filed on Form 10-K/A and the Company’s March 31, 2010 and June 30, 2010 unaudited financial statements filed on Form 10-Q/A.

Note 2.   New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets,” (i) enhances reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (ii) eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (iii) requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new guidance under Accounting Standards Codification (“ASC”) Topic 860 was effective on January 1, 2010. This pronouncement did not have a significant effect on the Company’s consolidated financial statements.

ASU No. 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU No. 2009-17 requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The provisions of ASU No. 2009-17 became effective on January 1, 2010 and did not have a significant effect on the Company’s consolidated financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Accounting Standards Update No. 2010-28 under ASC 350 details when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, and did not have an effect on the Company’s consolidated financial statements upon adoption as the Company had written down all of its goodwill as of December 31, 2009.

Standards to be Adopted In Future Periods

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., the roll forward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010. Comparative disclosures for reporting periods ending after initial adoption are required. Since the provisions of ASU 2010-20 only impact disclosure, the adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

ASU No. 2011-01, “Receivables (Topic 310)—“Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” was issued in January 2011 and postpones the effective date of the disclosures about troubled debt restructurings. The new effective date for disclosures about troubled debt restructurings will be aligned with the finalization of the effective date of the exposure drafts “Clarifications to Accounting for Troubled Debt Restructurings by Creditors, which is proposed” for interim and annual periods ending on or after June 15, 2011.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02), an update to ASC Topic 310- Receivables. ASU 2011-02 provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, an update to ASC Topic 820 - Fair Value Measurement. ASU 2011-04 results in common fair value measurement and disclosure requirements in US GAAP and IFRS. The amendments in ASU 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value. ASU 2011-04 also requires additional disclosures about fair value measurements. ASU 2011-04 is required to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of ASU 2011-04 on the Company’s financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05), an update to ASC Topic 220 - Comprehensive Income. ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting. The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. ASU 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 is an update only for presentation and as such will not impact the Company’s financial position, results of operations or cash flows.

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210) — “Disclosures about Offsetting Assets and Liabilities.” The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements that conform to the current year’s presentation. Such reclassifications had no impact on net loss or shareholders’ equity.

During the period ended September 30, 2010, the Company changed its method of presenting the statement of cash flows from operating activities from the direct method (which showed principal components of operating cash receipts and payments) to the indirect method (which adjusts net income to remove the effects of noncash operating transactions).  This change has been applied retroactively to the September 30, 2009 statement of cash flows.

Note 3.   Regulatory Matters

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010 without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term.  The Order is based on the results of an examination of the Bank as of March 31, 2009.  Since the examination, management has engaged in discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank.  Compliance with the Order is to be monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports on a monthly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are as follows:

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

(xi) by October 31, 2010, the Board is required to establish an effective, independent and ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure the timely identification and categorization of problem credits; by October 31, 2010, to adopt and adhere to a program for the maintenance of an adequate ALLL, and to review the adequacy of the Bank’s ALLL at least quarterly;

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

Since entering into the Order and the Agreement, the Company has incurred expenses in an effort to comply with the terms of these agreements.  In particular, the Company has incurred expenses in connection with developing and implementing policies and procedures and hiring additional personnel as required by the Order and the Agreement.  During 2010 and 2011, the Company has incurred approximately $1.4 million and $886 thousand, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and pay interest and dividends to its security holders.  In the future, the Company expects to continue to experience increased costs related to compliance with these regulatory agreements and to face restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expense will decrease significantly from the 2010 and 2011 levels, because the majority of expenses incurred to date are related to development and implementation of processes and policies that, one finalized and implemented, are not expected to recur.

The Order and Agreement have not and are not expected to have an impact on the Company’s ability to attract and maintain deposits or the Company’s cost of funds.  In order to meet the increased capital requirements imposed under the Order and the Agreement, however, unless the Company is able to raise additional capital, the Company could be limited in the aggregate amount of loans it can have outstanding, which may constrain loan growth.  While it is not anticipated that the Order and the Agreement will have an immediate impact on the Company’s net interest margin, the overall cost of compliance with the Order and the Agreement will continue to impact profitability at least through the end of 2012.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  At April 6, 2012, the Company and the Bank are restricted from paying any dividends without regulatory approval.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets.  At September 30, 2010, the Bank did not meet these requirements.  The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios as of September 30, 2010 and December 31, 2009 are presented in the following table (in thousands):

FIRST NATIONAL COMMUNITY BANCORP, INC.

CAPITAL ANALYSIS

	September 30, 2010	December 31, 2009
Company
Tier I Capital:
Total Tier I Capital	$67,120	$84,365
Tier II Capital:
Subordinated notes	25,000	23,100
Allowable portion of allowance for loan losses	12,052	14,594
Total Tier II Capital	37,052	37,694
Total Risk-Based Capital	104,172	122,059
Total Risk Weighted Assets	$949,240	$1,158,157

Bank
Tier I Capital:
Total Tier I Capital	$88,853	$103,453
Tier II Capital:
Allowable portion of allowance for loan losses	12,047	14,590
Total Tier II Capital	12,047	14,590
Total Risk-Based Capital	100,901	118,043
Total Risk Weighted Assets	$948,894	$1,157,823

FIRST NATIONAL COMMUNITY BANCORP, INC.

CAPITAL ANALYSIS

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
As of September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$104,172	10.97%	$75,939	>8.00%	N/A	N/A
Bank	$100,901	10.63%	$75,912	>8.00%	$94,889	>10.00%

Tier I Capital (to Risk Weighted Assets)
Company	$67,120	7.07%	$37,970	>4.00%	N/A	N/A
Bank	$88,853	9.36%	$37,956	>4.00%	$56,934	>6.00%

Tier I Capital (to Average Assets)
Company	$67,120	5.06%	$53,111	>4.00%	N/A	N/A
Bank	$88,853	6.69%	$53,097	>4.00%	$66,372	>5.00%

Note 4.   Loans

Loans receivable, net, consists of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Residential real estate	$92,103	$98,517
Commercial real estate	303,534	321,326
Construction land acquisition and development	59,046	98,382
Commercial and industrial	196,606	219,889
Consumer	113,905	164,670
State and political subdivisions	40,543	36,781
Total loans, gross	805,737	939,565
Unearned discount	(242)	(298)
Net deferred loan fees and costs	734	707
Allowance for loan and lease losses	(25,623)	(22,458)
Loans, net	$780,606	$917,516

Changes in the allowance for loan and lease losses were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$27,378	$9,622	$22,458	$8,254
Recoveries credited to allowance	254	25	357	112
Provision for loan and lease lossses	7,311	11,050	16,993	20,760
Total	34,943	20,697	39,808	29,126
Losses charged to allowance	9,320	1,730	14,185	10,159
Balance, end of period	$25,623	$18,967	$25,623	$18,967

Non-performing loans consist of nonaccrual loans and loans past due 90 days or more and still accruing. At September 30, 2010 and December 31, 2009, the loans on nonaccrual totaled $37.5 million and $25.9 million, respectively. The total recorded investment in loans past due ninety days or more and still accruing interest amounted to $0 and $117 thousand at September 30, 2010 and December 31, 2009, respectively. Troubled debt restructurings totaling $5.5 million and $10.7 million, respectively, were all performing in accordance with the restructured agreements as of September 30, 2010 and December 31, 2009.  The total recorded investment in impaired loans amounted to $43.0 million and $36.6 million at September 30, 2010 and December 31, 2009, respectively.

The additional interest income that would have been earned on nonaccrual and restructured loans outstanding at September 30, 2010 and September 30, 2009 in accordance with their original terms approximated $2.1 million and $2.0 million, respectively.

The following schedule is a summary of impaired loans (in thousands):

	September 30, 2010	December 31, 2009
Loans with no allocated allowance for loan and lease losses	$20,464	$11,348
Loans with allocated allowance for loan and lease losses	22,533	25,260
Total balance of loans considered impaired	$42,997	$36,608
Peforming TDRs included in impaired loans	$5,487	$10,743
ALLL related to impaired loans	$7,136	$3,982

The average balance of impaired loans was $43.2 million and $49.4 million for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively. The Company recorded $583 thousand of interest income on impaired loans for the nine months ended September 30, 2010. The Company recorded $666 thousand of interest income on impaired loans for the nine months ended September 30, 2009.

The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and construction land acquisition and development portfolios comprise $362.6 million or 46% of net loans at September 30, 2010.  In addition, the Company had commercial real estate and construction land acquisition and development loans of $41.8 million or 5.4% of net loans secured by properties outside of Pennsylvania. Geographic concentrations exist because the Company provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its market areas in Pennsylvania.  Management believes underwriting guidelines and ongoing review by loan review mitigates these risks.

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  These loans, letters of credit and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than normal risk of collectability. See Note 9 to these consolidated financial statements for more information on related party transactions.

Note 5.  Other Real Estate Owned

The following table reflects the components of other real estate owned (“OREO”) as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009

Land/Lots	$8,438	$5,886
Commercial Real Estate	2,612	4,852
Residential Real Estate	135	446
Total	$11,185	$11,184

The expenses related to maintaining OREO and the subsequent write down of the values related to declines in value since foreclosure amounted to $2.2 million and $3.6 million for the three and nine months ended September 30, 2010, respectively, compared to $0.8 million and $0.8 million for the same periods in 2009.

The following schedule reflects the roll forward of OREO for the nine months ended September 30, 2010 and 2009 (in thousands):

	September 30,
	2010	2009

Balance, beginning of period	$11,184	$2,308
Additions	5,782	6,015
Write-downs	(2,533)	(386)
Carrying value of OREO sold	(3,248)	(15)
Balance, end of period	$11,185	$7,922

Note 6.  Securities

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available-for-sale securities at September 30, 2010 and at December 31, 2009 are as follows (in thousands):

Available-for-sale securities

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
September 30, 2010	cost	gains	losses	Fair value
Obligations of U.S. government agencies	$19,717	$313	$176	$19,854
Obligations of state and political subdivisions	120,605	6,041	3,458	123,188
Collateralized mortgage obligations:
Government sponsored agency	81,376	1,624	21	82,979
Residential mortgage-backed securities
Government sponsored agency	49,525	590	252	49,863
Pooled Trust Preferred Senior Class	3,855	—	2,447	1,408
Pooled Trust Preferred Mezzanine Class	8,415	—	6,986	1,429
Corporate debt securities	500	—	120	380
Equity securities	1,010	12	—	1,022
Total securities available for sale	$285,003	$8,580	$13,460	$280,123

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
December 31, 2009	cost	gains	losses	Fair value
Obligations of U.S. government agencies	$28,734	$78	$1,723	$27,089
Obligations of state and political subdivisions	122,052	2,591	5,973	118,670
Collateralized mortgage obligations:
Government sponsored agency	52,968	897	370	53,495
Private label	24,154	17	3,112	21,059
Residential mortgage-backed securities
Government sponsored agency	26,152	1,321	31	27,442
Pooled Trust Preferred Senior Class	3,848	—	2,457	1,391
Pooled Trust Preferred Mezzanine Class	12,459	—	10,040	2,419
Corporate debt securities	500	—	144	356
Equity securities	1,010	15	—	1,025
Total securities available for sale	$271,877	$4,919	$23,850	$252,946

The amortized cost, gross unrealized gains or losses, and the fair value of the Company’s securities held to maturity at September 30, 2010 and December 31, 2009 are as follows (in thousands):

Held-to-maturity securities:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
	cost	gains	losses	Fair value
September 30, 2010
Obligations of state and political subdivisions	$1,970	$36	$—	$2,006

December 31, 2009
Obligations of state and political subdivisions	$1,899	$—	$111	$1,788

At September 30, 2010 and December 31, 2009, securities with a carrying amount of $257.1 million and $187.9 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and fair value of the Company’s debt securities (in thousands) at September 30, 2010 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	2,696	2,713	—	—
After Five Years through Ten Years	4,961	5,255	1,566	1,593
After Ten Years	145,435	138,291	404	413
Collateralized mortgage obligations	81,376	82,979	—	—
Mortgage-backed securities	49,525	49,863	—	—
Total	$283,993	$279,101	$1,970	$2,006

Gross proceeds from the sale of securities for the three months ended September 30, 2010 and 2009 were $11.0 million and $11.7 million, respectively, with the gross realized gains being $0 thousand and $392 thousand, respectively, and gross realized losses being $2.9 million and $422 thousand, respectively.

Gross proceeds from the sale of securities for the nine months ended September 30, 2010 and 2009 were $36.6 million and $24.1 million, respectively, with the gross realized gains being $1.2 million and $1.2 million, respectively, and gross realized losses being $2.9 million and $422 thousand, respectively.

The table below indicates the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at September 30, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$11,429	$176	$11,429	$176
Obligations of state and political subdivision	5,829	146	25,329	3,312	31,158	3,458
Collateralized mortgage obligations:
Government sponsored agency	2,596	21	—	—	2,596	21
Residential mortgage-backed securities	31,904	252	—	—	31,904	252
Pooled Trust Preferred Senior Class	—	—	1,408	2,447	1,408	2,447
Pooled Trust Preferred Mezzanine Class	—	—	1,429	6,986	1,429	6,986
Corporate debt securities	—	—	380	120	380	120
Equity securities	—	—	—	—	—	—
	$40,329	$419	$39,975	$13,041	$80,304	$13,460

The table below indicates the length of time individual securities held-to-maturity and available for sale have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$12,527	$215	$9,588	$1,508	$22,115	$1,723
Obligations of state and political subdivisions	32,054	1,385	16,904	4,699	48,958	6,084
Collateralized mortgage obligations:
Government sponsored agency	31,733	370	—	—	31,733	370
Private label	—	—	13,591	3,112	13,591	3,112
Residential mortgage-backed securities
Government sponsored agency	3,585	31	—	—	3,585	31
Pooled Trust Preferred Senior Class	—	—	1,391	2,457	1,391	2,457
Pooled Trust Preferred Mezzanine Class	—	—	2,419	10,040	2,419	10,040
Corporate debt securities	—	—	356	144	356	144
Equity securities	—	—	—	—	—	—
	$79,899	$2,001	$44,249	$21,960	$124,148	$23,961

At September 30, 2010, the Company’s investment portfolio was composed of U.S. government agency securities, tax-exempt obligations of states and political subdivisions, government-sponsored agency obligations, residential mortgage backed securities, pooled trust preferred collateralized debt obligations (“PreTSLs”), corporate debt securities, and equity securities.  The Company sold its entire holdings of private label collateralized mortgage obligations (“PLCMOs”) during the three months ended September 30, 2010.

At September 30, 2010, excluding PreTSLs, 107 of the Company’s debt securities holdings having unrealized losses have depreciated 4.9% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations, and all are considered investment grade.  Sixty-eight percent (68%) of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired (“OTTI”) at September 30, 2010.

At September 30, 2010, seven of the Company’s PreTSLs having realized cumulative OTTI losses of $22.4 million and unrealized losses of $9.4 million have depreciated 78.9% and 92.3% from their current amortized cost and face values, respectively.

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be other-than-temporarily-impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. When a held to maturity or available-for-sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk). In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed previously, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, management considers factors that include:

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

For debt securities that the Company does not intend to sell, or will not be required to sell, the primary consideration in determining whether impairment is other-than-temporary is whether or not the Company expects to receive all contractual cash flows.

Based on the Company’s evaluation at September 30, 2010, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of seven PreTSLs.  The Company’s estimate of projected discounted cash flows it expects to receive was less than the securities’ carrying value, resulting in a credit-related impairment charge to earnings for the three and nine months ended September 30, 2010 of $1.2 and $4.1 million, respectively.  The $4.1 million consisted of $4.0 million and $0.1 million in credit-related impairments on its PreTSLs and PLCMOs, respectively. The Company sold its entire holding of PLCMOs during the third quarter of 2010 to better manage and improve credit risk in its investment portfolio.  The Company recorded a $2.9 million loss on the sale of its PLCMOs.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of September 30, 2010, the book value of the Company’s PreTSLs totaled $12.3 million with an estimated fair value of $2.8 million and is comprised of seven securities each of which is collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches and the mezzanine tranches all possess credit ratings below investment grade.  During 2010, all of the pooled issues were downgraded further by either Moody’s or Fitch ratings services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2010, six of these securities had no excess subordination and one had excess subordination equal to 8.7% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes. It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls. Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of September 30, 2010 (dollar amounts in thousands):

						Current	Deferrals /
			Excess			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate

PreTSL VIII	$235,300	$392,394	$(157,094)	59.97%	N/A	22	44.80%	3.17%
PreTSL IX	313,520	336,919	(23,399)	93.06%	N/A	36	30.30%	2.14%
PreTSL X	282,750	375,117	(92,367)	75.38%	N/A	36	43.50%	2.34%
PreTSL XI	423,995	478,017	(54,022)	88.70%	N/A	47	29.50%	2.56%
PreTSL XIX	530,135	548,515	(18,380)	96.65%	N/A	85	24.30%	2.20%
PreTSL XXVI	689,200	634,309	54,891	108.65%	8.65%	55	28.50%	1.87%
PreTSL XXVIII	281,850	307,443	(25,593)	91.68%	N/A	44	21.90%	2.20%

The following list details information for each of the Company’s PreTSLs as of September 30, 2010:

					Moody’s /	Credit	Credit	Cumulative
		Book	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Value	Value	Gain (Loss)	Ratings	Quarter to Date	Year to Date	Impairment
PreTSL VIII	Mezzanine	$36	$2	$(34)	C / C	$—	$44	$2,964
PreTSL IX	Mezzanine	1,320	273	(1,047)	Ca / C	—	—	1,680
PreTSL X	Mezzanine	216	12	(204)	C / C	1	138	2,783
PreTSL XI	Mezzanine	1,574	237	(1,337)	Ca / C	96	640	3,426
PreTSL XIX	Mezzanine	4,712	899	(3,813)	Ca / C	195	1,399	2,463
PreTSL XXVI	Senior	3,855	1,408	(2,447)	B1 / CCC	911	—	251
PreTSL XXVIII	Mezzanine	557	6	(551)	C / CC	—	1,823	8,866
Total		$12,270	$2,837	$(9,433)		$1,203	$4,044	$22,433

The Company’s PreTSLs are measured for OTTI within the scope of ASC Topic 325 by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2010. The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related OTTI exists.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, discount rates, prepayment rates and the creditworthiness of the underlying issuers. The following provides additional information for each of these variables:

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $713 thousand and $929 thousand, respectively, to the $4.0 million impairment charge taken during the first nine months of 2010.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities. While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and, issuers are evaluated and stressed to determine cash flow. These include but are not limited to the interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility.  Issuer level credit considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment. Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny. The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs considering all available evidence, including information received after the balance sheet date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings for the three and nine months ended September 30, 2010 of $1.2 million and $4.1 million, respectively.  Prior to the sale of the Company’s PLCMOs in the third quarter of 2010, impairment charges were recorded for the nine months ended September 30, 2010 of $62 thousand.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Rollforward of Cumulative Credit Loss

Nine months ended
September, 30
2010
Balance, beginning of period	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—
Additional credit losses on debt securities for which OTTI was previously recognized	4,106
Less: Sale of PLCMOs for which OTTI was previously recognized	(2,322)
Balance, end of period	$22,433

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $12.1 million and $11.8 million at September 30, 2010 and December 31, 2009, respectively.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2010.

Note 7.   Fair Value Measurements

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).  The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government sponsored agency collateralized mortgage obligations, private label collateralized mortgage obligations, government sponsored agency residential mortgage backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company.  The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price. In accordance with the Company’s adoption of the new authoritative accounting guidance under ASC Topic 820, the Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs in the Company’s securities portfolio are obtained from a third-party service provider that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 6 to these consolidated financial statements.

As of September 30, 2010, the Company owned seven PreTSLs having a book value of $12.3 million.  The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third- party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 6, and the calculations used for fair value relate only to the discount rate used.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 6 to these consolidated financial statements.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 15% discount rate to PreTSL XIX and PreTSL XXVI and a 20% discount rate for the remaining PreTSLs to the expected cash flows to estimate fair value.  There were no significant changes in methodology or inputs used by the Company to estimate fair value for the PreTSLs in 2010.

As of September 30, 2010, the Company owned a state and political subdivision security having a book value of $2.4 million.  The security was downgraded by several nationally recognized credit rating agencies.  As a result of the downgrade, the market for this security at September 30, 2010 is no longer active.  The security was historically priced using Level 2 inputs.  The credit downgrade has resulted in decline in the level of significant other observable inputs for this investment security at the measurement date.  Broker pricing and bid/ask spreads are very limited, the weaker credit rating has resulted in additional price discounts and the absence of a CUSIP limits the amount of information that is available about the credit.  As such, the valuation of this investment is now determined using Level 3 inputs.  The Company obtained a bid indication from a third party municipal trading desk to determine its fair value.

Loans

For non-impaired loans and non-collateral dependent impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. The Company does not record loans at fair value on a recurring basis.  However from time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of the collateral is based on appraisals.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.  See also Note 4 “Loans.”

Loans Held For Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated using a discounted cash flow model that applies current estimated prepayments derived from the mortgage-backed securities market and utilizes a current market discount rate for observable credit spreads.  The Bank does not record mortgage servicing rights at fair value on a recurring basis.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Ownership in equity securities of FHLB of Pittsburgh and the FRB is restricted and there is no established market for their resale.  The carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings deposits, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated based on discounted cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds

The Bank uses discounted cash flows using rates currently available for debt with similar terms and remaining maturities are used to estimate fair value.

Commitments to extend credit and standby letters of credit

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of off-balance-sheet commitments is insignificant and therefore not included in the table for non-recurring assets and liabilities.

Assets Measured on a Recurring Basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value (dollars in thousands):

	Fair value measurements at September 30, 2010
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
Assets and liabilities measured on a recurring basis	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Obligations of U.S. government agencies	$19,854	$—	$19,854	$—
Obligations of political and state subdivisions	123,188	—	120,813	2,375
Government sponsored agency CMO	82,979	—	82,979	—
Residential mortgage backed securities
Government sponsonsored agencies	49,863	—	49,863	—
Pooled trust preferred Senior Class	1,408	—	—	1,408
Pooled trust preferred Mezzanine Class	1,429	—	—	1,429
Corporate debt securities	380	—	380	—
Equity securities	1,022	1,022	—	—
Total securities available for sale	$280,123	$1,022	$273,889	$5,212

	Fair value measurements at December 31, 2009
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
Assets and liabilities measured on a recurring basis	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Obligations of U.S. government agencies	$27,089	$—	$27,089	$—
Obligations of political and state subdivisions	118,670	—	118,670	—
Government sponsored agency CMO	53,495	—	53,495	—
Private label CMO	21,059	—	21,059	—
Residential mortgage backed securities
Government sponsored agencies	27,442	—	27,442	—
Pooled trust preferred Senior Class	1,391	—	—	1,391
Pooled trust preferred Mezzanine Class	2,419	—	—	2,419
Corporate debt securities	356	—	356	—
Equity securities	1,025	1,025	—	—
Total securities available for sale	$252,946	$1,025	$248,111	$3,810

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month period ended September 30, 2010 and year ended December 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	PreTSLS	Municipal Securities	Total

Balance at December 31, 2008	$17,652	$—	$17,652
Accretion of discount	251	—	251
Payments received	(166)	—	(166)
Total gains or losses (realized/unrealized):
Included in earnings	(18,389)	—	(18,389)
Included in other comprehensive income	4,462	—	4,462
Balance at December 31, 2009	$3,810	$—	$3,810
Accretion of discount	11	—	11
Total gains or losses (realized/unrealized):
Included in earnings	(4,106)	—	(4,106)
Included in other comprehensive income	3,122	—	3,122
Transfers in and out of Level 3		2,375	2,375
Balance at September 30, 2010	$2,837	$2,375	$5,212

The realized loss of $4.1million, included in earnings, relates to OTTI losses on the Company’s PreTSLs out of which $3.1 million had been recorded in unrealized losses in other comprehensive income.

During the three months ended September 30, 2010 a security issued by a state and political subdivision obligation the Company held in its securities available-for-sale portfolio was downgraded by several nationally recognized credit rating agencies.  The Company is no longer able to value the instrument based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.  Therefore, the Company transferred the instrument to Level 3.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2010			Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans (1)			$38,335			$36,608
Other real estate owned			$11,185			$11,184

(1)          Represents carrying value and related write-downs for which adjustments are based on appraised value.  Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal.  Such adjustments are based on management’s knowledge of the local real estate markets.

Collateral dependent impaired loans are classified as Level 3 assets and the estimated fair value of the collateral is based on the appraised loan value or other reasonable offers less estimated costs to sell.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged-off.  The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

Other real estate owned properties are recorded at the fair value less the estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, the balance might be written down further.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amounts in the table above represent OREO as of September 30, 2010.

The Company discloses fair value information about financial instruments, whether or not recognized in the Statement of Financial Condition, for which it is practicable to estimate that value.

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

The estimated fair values of the Company’s financial instruments (in thousands) are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and short term investments	$146,681	$146,681	$86,364	$86,364
Securities	282,093	282,129	254,845	254,031
FHLB & FRB Stock	12,115	12,115	11,779	11,779
Loans held for sale	433	433	442	442
Loans, net	780,606	789,267	917,516	871,732
Mortgage servicing rights	695	926	666	962
Accrued interest receivable	3,343	3,343	4,245	4,245

Financial Liabilities
Deposits	1,053,761	1,055,481	$1,071,608	$1,076,700
Borrowed funds	186,413	195,467	217,467	220,434
Accrued interest payable	2,509	2,509	2,880	2,880

Note 8.  Earnings per Share

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(11,829)	$(6,184)	$(17,854)	$(5,162)

Basic weighted-average shares outstanding — basic	16,383,848	16,197,941	16,328,598	16,140,834
Plus: Common share equivalents	—	387,184	—	393,392
Weighted average shares outstanding — diluted	16,383,848	16,585,125	16,328,598	16,534,226

Earnings per share — basic	$(0.72)	$(0.38)	$(1.09)	$(0.32)
Earnings per share — diluted	$(0.72)	$(0.37)	$(1.09)	$(0.31)

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented.  Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.  Antidilutive stock options equaled approximately 232,527 and 297,361 as of September 30, 2010 and 2009, respectively.

Earnings per Common Share: Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period.  The shares in the denominator were 16,383,848 and 16,197,941 for the three months ended September 30, 2010 and 2009, respectively.  The shares in the denominator were 16,328,598 and 16,140,834 for the nine months ended September 30, 2010 and 2009, respectively.  Diluted earnings per share include the dilutive effect of additional potential common shares for stock options outstanding.  The shares in the denominator were 16,383,848 and 16,585,125 for the three months ended September 30, 2010 and 2009, respectively. The shares in the denominator were 16,328,598 and 16,534,226 for the nine months ended September 30, 2010 and 2009, respectively.

The calculation for basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share include the dilutive effect of additional potential common shares for stock options outstanding.

Note 9.  Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the nine months ended September 30, 2010 and the year ended December 31, 2009 (in thousands):

	2010	2009

Balance, beginning of period	$102,705	$88,898
New loans and advances	59,480	90,949
Repayments	(56,932)	(73,938)
Charge-offs	(3,188)	(211)
Other*	(453)	(2,993)
Balance, end of period	$101,612	$102,705

*Other represents reductions due to resignations.

At September 30, 2010, there were no loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.  Also, as of September 30, 2010, loans in the amount of $12.4 million to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

Included in related party loans is a $5.1 million commercial line of credit to a company owned by a director.  The Company also sold a participation interest in this note to the same director in the amount of $4 million.  The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank amounted to $135 million and $136.5 million at September 30, 2010 and December 31, 2009, respectively.  Interest paid on the deposits amounted to $862 thousand and $1.2 million, for the nine months ended September 30, 2010 and 2009, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $11 million as of September 30, 2010 and December 31, 2009.  Interest paid to directors on these notes totaled $685 thousand and $0 for the nine months ended September 30, 2010 and 2009, respectively.  Interest accrued and unpaid on these notes due to directors totaled $75 thousand at September 30, 2010.

The Company leases its Honesdale branch from a related party.  The lease was made on market terms in the ordinary course of business.  Total lease payments were $6.8 thousand for the nine months ended September 30, 2010 and 2009, respectively.

Note 10.  Stock Option Plans

On August 30, 2000, the Company’s Board adopted the 2000 Employee Stock Incentive Plan in which options may be granted to key officers and other employees of the Company.  The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares.  Options and rights granted under the plan become exercisable six months after the date the options are awarded and expire ten years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued stock.  The plan expired on August 30, 2010.

The Board also adopted on August 30, 2000, the 2000 Independent Directors Stock Option Plan for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares.  There was no compensation expense related to option plans during the nine months ended September 30, 2010 and 2009.  The plan expired on August 30, 2010.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model average assumptions:

	September 30, 2010	September 30, 2009
Dividend yield	N/A	3.87%
Expected life	N/A	10 years
Expected volatility	N/A	27.8%
Risk-free interest rate	N/A	2.99%

A summary of the status of the Company’s stock option plans is presented below:

	Nine months ended September 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	366,248	$12.18	325,134	$12.36
Granted	—		74,600	10.81
Exercised	—		(15,500)	5.97
Forfeited	(133,721)	$11.53	(3,061)	18.80
Outstanding at the end of the period	232,527		381,173	12.27
Options exercisable at September 30,	232,527	$12.55	381,173	$12.27
Weighted average fair value of options granted during the year	—		—	2.13
Stock-Based Compensation Expense		—	—	—

The total intrinsic values of options exercised during the nine months ended September 30, 2009 was  $33 thousand.  As of September 30, 2010, there was no unrecognized compensation expense.  Cash received from stock options exercised during the nine months ended September 30, 2010 and 2009 were $0 and $93 thousand, respectively.

Information pertaining to options outstanding at September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 5.19-$23.13	232,527	4.9 years	$12.55	232,527	$12.55

As of September 30, 2010, there was no aggregate intrinsic value of exercisable options.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Amended Form 10-K/A for the year ended December 31, 2009 and our Amended Forms 10-Q/A for the quarters ended March 31, 2010 and June 30, 2010.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC and the exhibits hereto, in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our amended Form 10-K/A for the year ended December 31, 2009 and our amended Forms 10-Q/A for the quarters ended March 31, 2010 and June 30, 2010.  The Company plans to file in the near term its annual reports on Form 10-K for the years ended December 31, 2010 and 2011 and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011.  This report should be read in conjunction with such reports and all such reports should be read in their entirety.

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

In connection with regulatory reviews of the Company’s operations, financial statements and SEC filings, the Company determined that certain of its accounting and reporting policies did not conform to U.S. GAAP and were not being applied properly or should otherwise be revised.  As a result, the Company amended and restated its consolidated financial statements for the annual period ended December 31, 2009 and filed an amended annual report on Form 10-K/A with the SEC on December 2, 2011 (the “Amended Report”).  In connection with such restatement and amendment, during 2009 and as reflected in the Amended Report, the Company made changes to its accounting and reporting policies, which are also reflected in this quarterly report.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Amended Report.

Allowance for Loan and Lease Losses

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio.  Loans are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the ALLL.

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the ALLL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, qualitative factors, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Various banking regulators, as an integral part of their examination of the Company, also review the ALLL.  Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.  Additionally, the ALLL is determined, in part, by the composition and size of the loan portfolio.

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The Company changed its policy for determining the ALLL effective for 2009.  The general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass”, “Special Mention” or “Accruing and Substandard” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge-offs of impaired loans.

See Note 4 of these consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques would be used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (level 3).  For level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.  See Notes 6 and 7 of these consolidated financial statements included in Item 1 hereof for more information about our securities valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company recognized OTTI charges on securities of $4.1 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively, within the consolidated statements of operations.  For 2010, the OTTI charges relate mainly to estimated credit losses on pooled trust preferred securities.  See Note 6 — “Securities” of these consolidated financial statements included in Item 1 herein for additional information about our OTTI charges.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure or deed in-lieu of foreclosure, that is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, which establishes a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  At the date OREO is acquired, any write-down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis.  Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

Goodwill Impairment

The Company records all assets, liabilities, and non-controlling interests in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expenses all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.

In the second step, the Company calculates the implied value of goodwill by simulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, a goodwill impairment charge for the difference is recognized in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated statement of financial condition.

In performing its evaluation of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step test is required, estimating the fair value of net assets. The Company utilizes a third-party specialist who assists with valuation techniques to evaluate each reporting unit and estimate a fair value as though it were an acquirer. The estimate utilizes historical data, cash flows, and market and industry data. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

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

We record income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.  We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized.  The available evidence used in connection with these assessments includes taxable income in current and prior periods, cumulative losses in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items.  These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2010 and 2009, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets,” (i) enhances reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (ii) eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (iii) requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new guidance under Accounting Standards Codification (“ASC”) Topic 860 was effective on January 1, 2010. This pronouncement did not have a significant effect on the Company’s consolidated financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU No. 2009-17 requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The provisions of ASU No. 2009-17 became effective on January 1, 2010 and did not have a significant effect on the Company’s consolidated financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Standards to be Adopted In Future Periods

Accounting Standards Update No. 2010-28 under ASC 350 details when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of ASU 2010-28 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

ASU No. 2010-20, “Receivables (Topic 310) - “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., the roll forward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

ASU No. 2011-01, “Receivables (Topic 310) - “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” was issued in January 2011 and postpones the effective date of the disclosures about troubled debt restructurings. The new effective date for disclosures about troubled debt restructurings was aligned with the finalization of the effective date of the exposure drafts “Clarifications to Accounting for Troubled Debt Restructurings by Creditors”, which is effective for interim and annual periods ending on or after June 15, 2011.  The adoption of ASU 2011-01 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02), an update to ASC Topic 310- Receivables. ASU 2011-02 provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, - “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, an update to ASC Topic 820 - Fair Value Measurement. ASU 2011-04 results in common fair value measurement and disclosure requirements in US generally accepted accounting principles (“GAAP”) and IFRS. The amendments in ASU 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value. ASU 2011-04 also requires additional disclosures about fair value measurements. ASU 2011-04 is required to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of ASU 2011-04 on the Company’s financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05, -”Presentation of Comprehensive Income” (ASU 2011-05), an update to ASC Topic 220 - Comprehensive Income. ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting. The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. ASU 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 is an update only for presentation and as such will not impact the Company’s financial position, results of operations or cash flows.

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

The Company recorded a net loss for the three month period ended September 30, 2010 of $11.8 million, or ($0.72) per diluted common share, an increase in the amount of net loss of $5.6 million compared to a net loss of $6.2 million or ($0.37) per diluted common share, that was reported for the same period in the prior year. The net loss for the nine month period ended September 30, 2010 was $17.9 million or ($1.09) per diluted common share, an increase in the amount of net loss of $12.7 million compared to a loss of $5.2 million or ($0.31) per diluted common share for the same period in the prior year.

The $5.6 million increase in the net loss for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was largely due to a $2.3 million decrease in total interest income, a $2.8 million increase in net loss on the sale of securities, and a $1.4 million increase in expense of other real estate, offset by $1.2 million decrease in other-than-temporary impairment losses recognized in earnings. The $12.7 million increase in the net loss for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, was largely due to a $5.9 million decrease in total interest income, a $2.5 million increase in net loss on the sale of securities, a $2.7 million increase in expense of other real estate and by $1.3 million increase in other-than-temporary impairment losses recognized in earnings.  The return on average equity was (19.0%) and (28.0%) for the three and nine months ended September 30, 2010, respectively, compared to (6.5%) and (5.3%) for the same periods in the prior year.  Return on average assets was (0.90%) and (1.34%) for the three and nine months ended September 30, 2010, respectively, compared to (0.46%) and (0.39%) for the same periods in the prior year.

Total assets were $1.31 billion, at September 30, 2010, which is a decrease of $58.2 million, or 4.3%, from $1.37 billion at December 31, 2009.  The decrease was primarily due to a $136.9 million, or 17.5% decline in net loans and a $4.9 million, or 22.7% decrease in other assets.

Total liabilities were $1.25 billion at September 30, 2010, a decrease of $50.0 million, or 3.8%, from $1.30 billion at December 31, 2009.  The decrease is primarily attributable to the decrease in total deposits and borrowed funds.  Deposit liabilities decreased $18 million, or 1.7%, primarily as a result of a $61 million, or 11% decrease in time deposits partially offset by a $34 million, or 9.6% increase in interest-bearing demand deposits and a $7 million, or 8.4% increase in savings deposits. Borrowed funds decreased $31 million, or 14.3% as the Company used the proceeds generated by net loan repayments from its customers to repay its borrowings.

Total shareholders’ equity decreased $8.2 million, or 13.0%, to $54.9 million at September 30, 2010 from $63.1 million at December 31, 2009. The decrease is primarily due to the net loss of $17.9 million, partially offset by a $9.1 million reduction in other comprehensive loss from $12.3 million as of December 31, 2009 to $3.2 million as of September 30, 2010. The decrease in other comprehensive loss was primarily attributed to the increase in the fair value of securities held in the available for sale portfolio. Book value per common share was $3.34 at September 30, 2010 compared to $3.87 at December 31, 2009.

Summary of Performance

Net Interest Income

Net interest income on a tax equivalent basis decreased $1.4 million and $4.3 million and totaled $9.2 million and $29.1 million for the three and nine months ended September 30, 2010, respectively, compared to $10.6 million and $33.4 million for the comparable period in 2009.  For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, average interest-earning assets decreased (0.6%) to $1.23 billion from $1.24 billion, while average interest-bearing liabilities increased by 2.9% to $1.18 billion from $1.14 billion.  For the three and nine months ended September 30, 2010, the yield on average interest-earning assets decreased 58 and 60 basis points, respectively, while the cost of average interest-bearing liabilities declined 45 and 24 basis points when compared to the three and nine months ended September 30, 2009, respectively.  As a result of the decline in the yield on interest-earning assets exceeding that of the decrease in the cost of interest-bearing liabilities, the net interest margin decreased by 34 and 44 basis points, respectively, to 3.0% and 3.2% for the three and nine months ended September 30, 2010, from 3.4% and 3.6% for the three and nine months ended September 30, 2009, respectively.

Interest income on loans on a tax equivalent basis decreased $1.8 million and $4.5 million for the three and nine months ended September 30, 2010, respectively compared to 2009 as a result of a 29 basis point and 29 basis point decline, respectively, in the tax equivalent yield and a decrease in average loan balances of $84.4 million and $62.9 million, respectively.  The decrease in yield was caused by payoffs of higher yielding loans which cannot be replaced in this low interest rate environment and lower loan demand caused by the continuing economic slowdown.

Interest and dividend income on a tax equivalent basis for investment securities decreased by $0.5 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, compared to 2009 primarily due to the reinvestment of pay downs and maturities into more liquid, lower yielding assets.

Average federal funds sold increased by $21.7 million and $34.3 million for the three and nine months ended September 30, 2010, respectively, compared to 2009.  The increase in the average balance of federal funds sold was attributable to the Company not being able to sufficiently re-deploy its excess liquidity into loans and investment securities that met the Company’s quality, return and duration requirements.

Interest expense decreased $0.9 million and $1.5 million, or 14.4% and 8.3%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.  The decrease was driven by a 45 basis point and 24 basis point reduction in the cost of interest-bearing liabilities, coupled with an increase in average interest-bearing liabilities of 1.1% and 2.9%, respectively, to $1.16 billion and $1.17 billion for the three and nine months ended September 30, 2010, respectively, compared to 2009.  The rate decreases in interest-bearing liabilities was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.

The net interest margin on average interest earning assets on a tax equivalent basis was 3.0% and 3.2% for the three and nine month periods ended September 30, 2010, respectively, a reduction of 34 basis points and 43 basis points, respectively, compared to the same periods in 2009.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables set forth certain information relating to our consolidated statements of financial condition and operations for the three and nine month periods ended September 30, 2010 and 2009, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended September 30,			Three months ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Earning Assets (2)(6)
Loans-taxable (7)	$824,382	$10,252	4.96%	$910,951	$12,019	5.27%
Loans-tax free (7)	52,579	875	6.65%	50,429	877	6.95%
Total Loans (1)(2)	876,961	11,127	5.07%	961,380	12,896	5.36%
Securities-taxable	146,372	1,293	3.53%	125,676	1,870	5.95%
Securities-tax free	121,228	2,114	6.98%	115,626	2,035	7.04%
Total Securities (1)(3)	267,600	3,407	5.09%	241,302	3,905	6.47%
Interest-bearing deposits in banks and federal funds sold	69,799	44	0.25%	48,143	31	0.26%
Total Money Market Assets	69,799	44	0.25%	48,143	31	0.26%
Total Earning Assets	1,214,360	14,578	4.79%	1,250,825	16,832	5.37%
Non-earning assets	135,195			102,182
Allowance for loan and lease losses	(28,510)			(11,503)
Total Assets	$1,321,045			$1,341,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	354,588	825	0.92%	308,624	994	1.28%
Savings deposits	97,798	132	0.53%	84,485	161	2.41%
Time deposits over $100,000	214,582	876	1.62%	225,848	1,177	2.07%
Other time deposits	290,659	1,601	2.18%	311,549	2,118	2.70%
Total Interest-bearing Deposits	957,627	3,434	1.42%	930,506	4,450	2.05%
Borrowed funds and other interest-bearing liabilities	206,007	1,930	3.72%	220,427	1,815	3.27%
Total Interest-Bearing Liabilities	1,163,634	5,364	1.83%	1,150,933	6,265	2.28%
Demand deposits	81,788			82,531
Other liabilities	13,405			13,048
Shareholders’ equity	62,218			94,992
Total Liabilities and Shareholders’ Equity	$1,321,045			$1,341,504
Net Interest Income/Interest Rate Spread (4)		9,214	2.97%		10,567	3.09%
Tax equivalent adjustment		(1,016)			(1,019)
Net interest income as reported		$8,198			$9,548

Net Interest Margin (5)			3.04%			3.38%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2010 and a 34% rate for 2009.
(2)	Loans are stated net of unearned income.
(3)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(5)	Net interest income as a percentage of total average interest earning assets.
(6)	Nonaccrual loans are included in loans within earning assets.
(7)	Loan fees included in interest income are not significant.

	Nine months ended September 30,			Nine months ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Earning Assets (2)(6)
Loans-taxable (7)	$857,215	$32,638	5.08%	$922,976	$37,239	5.39%
Loans-tax free (7)	54,071	2,741	6.76%	51,216	2,688	7.00%
Total Loans (1)(2)	911,286	35,379	5.18%	974,192	39,927	5.47%
Securities-taxable	143,222	4,363	4.06%	131,977	6,179	6.24%
Securities-tax free	121,222	6,344	6.98%	111,636	5,839	6.97%
Total Securities (1)(3)	264,444	10,707	5.40%	243,613	12,018	6.58%
Interest-bearing deposits in banks and federal funds sold	58,223	111	0.25%	23,917	44	0.25%
Total Money Market Assets	58,223	111	0.25%	23,917	44	0.25%
Total Earning Assets	1,233,953	46,197	4.99%	1,241,722	51,989	5.59%
Non-earning assets	123,857			100,140
Allowance for loan and lease losses	(26,114)			(10,159)
Total Assets	$1,331,696			$1,331,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	346,329	2,720	1.05%	295,943	2,533	1.14%
Savings deposits	94,660	396	0.56%	80,181	430	0.72%
Time deposits over $100,000	218,785	2,772	1.69%	213,155	3,411	2.14%
Other time deposits	302,694	5,243	2.32%	312,371	6,543	2.80%
Total Interest-bearing Deposits	962,468	11,131	1.55%	901,650	12,917	1.92%
Borrowed funds and other interest-bearing liabilities	211,984	5,938	3.75%	239,624	5,694	3.18%
Total Interest-Bearing Liabilities	1,174,452	17,069	1.94%	1,141,274	18,611	2.18%
Demand deposits	79,979			79,472
Other liabilities	13,433			13,930
Shareholders’ equity	63,832			97,027
Total Liabilities and Shareholders’ Equity	$1,331,696			$1,331,703
Net Interest Income/Interest Rate Spread (4)		29,128	3.05%		33,378	3.41%
Tax equivalent adjustment		(3,088)			(2,984)
Net interest income as reported		$26,040			$30,394

Net Interest Margin (5)			3.15%			3.58%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2010 and a 34% rate for 2009.
(2)	Loans are stated net of unearned income.
(3)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(5)	Net interest income as a percentage of total average interest earning assets.
(6)	Nonaccrual loans are included in loans within earning assets
(7)	Loan fees included in interest income are not significant

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands).

	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Compared with September 30, 2009			Compared with September 30, 2009
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (taxable)	$(1,101)	$(666)	$(1,767)	$(2,570)	$(2,031)	$(4,601)
Loans (tax-free) (1)	37	(39)	(2)	147	(94)	53
Investment securities (taxable)	344	(921)	(577)	563	(2,379)	(1,816)
Investment securities (tax-free)(1)	98	(19)	79	502	3	505
Time deposits with banks and federal funds sold	14	(1)	13	65	2	67
Total interest income	(608)	(1,646)	(2,254)	(1,293)	(4,499)	(5,792)

Interest expense
Interest-bearing demand deposits	134	(303)	(169)	407	(220)	187
Savings deposits	23	(52)	(29)	70	(104)	(34)
Time deposits	(205)	(613)	(818)	(116)	(1,823)	(1,939)
Borrowed Funds and Other interest-bearing liabilities	(135)	250	115	(703)	947	244
Total interest expense	(183)	(718)	(901)	(342)	(1,200)	(1,542)
Increase (decrease) in interest differential	$(425)	$(928)	$(1,353)	$(951)	$(3,299)	$(4,250)

(1)          Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Loan and Lease Losses

A provision for loan and lease losses of $7.3 million and $17.0 million was recorded for the three and nine month periods ended September 30, 2010, respectively, compared to $11.1 million and $20.8 million for the same periods in the prior year.  The decrease of $3.8 million for both the three and nine month periods ended September 30, 2010 from the same periods in the prior year is a result of the reduction in gross loans and a reduction in the number and balances of loans newly classified as impaired and/or non-performing. During the nine months ended September 30, 2010, non-performing loans increased $11.5 million to $37.5 million from $26.0 million at December 31, 2009.  Net charge-offs for the nine months ended September 30, 2010 totaled $13.8 million.  Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for credit losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL. Refer to “Critical Accounting Policies — Allowance for Loan and Lease Losses” and “Financial Condition - Allowance for Loan and Lease Losses.”

Non-interest Income (Loss)

Non-interest loss was $2.2 million and $0.5 million for the three and nine month periods ended September 30, 2010, respectively, compared to a loss of $0.6 million and income of $3.5 million for the comparable periods in 2009.  For the three months ended September 30, 2010, the $1.6 million increased loss was primarily due to a $2.9 million loss recognized from the sale of securities offset by a $1.2 million reduction in OTTI charges on PreTSLs. For the nine months ended September 30, 2010, the $3.9 million reduction from the comparable period in 2009 was a result of a $1.3 million increase in OTTI credit losses and a $2.5 million difference in the gain/losses on sales of securities with a $1.7 million loss for the nine months ended September 30, 2010 compared to a $0.8 million gain in the comparable period in 2009.

Non-interest Expense

Non-interest expense was $10.5 million and $26.4 million for the three and nine month periods ended September 30, 2010, respectively, compared to $8.0 million and $22.1 million, respectively, for the comparable periods in 2009.  For the three months ended September 30, 2010, the $2.5 million increase was primarily due to an increase in foreclosure and other real estate owned expense of $1.4 million, increased professional fees and legal expenses related to regulatory compliance of $0.4 million, and all other operating expenses of $0.7 million.  For the nine months ended September 30, 2010, the $4.4 million increase was primarily due to increased foreclosure and other real estate owned expense of $2.7 million, increased professional fees and legal expenses related to regulatory compliance of $0.9 million, and all other operating expenses of $0.80 million.

Provision for Income Taxes

The Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009, and accordingly did not record a provision or benefit during the quarter or nine months ended September 30, 2010.

FINANCIAL CONDITION

Assets

Total assets were $1.31 billion, at September 30, 2010, which is a decrease of $58.2 million, or 4.3%, from $1.37 billion at December 31, 2009.  This decrease is primarily due to a $136.9 million, or 14.9% decline in net loans, a $60.3 million, or 69.8% increase in cash and cash equivalents, and a $27.2 million, or 10.7% increase in available-for-sale securities.

Securities

The Company holds debt securities primarily for liquidity, interest rate risk management needs and to provide a source of interest income. Securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  The Company determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost. Federal Reserve Bank stock is carried in other assets.

At September 30, 2010, the Company’s investment portfolio was comprised of U.S Government agency securities, tax-exempt obligations of states and political subdivisions, government sponsored agency collateralized mortgage obligations, residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”) and insurance companies, corporate debt and equity securities.  The Company sold its entire portfolio of private label collateralized mortgage obligations (“PLCMOs”) during the three months ended September 30, 2010.

Among other securities, the Company’s investments in PreTSLs may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers. Many of the bank issuers of the PreTSLs within the Company’s investment portfolio remain participants in the U.S. Treasury’s TARP CPP.  For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP CPP.  Some bank issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Treasury and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.  See “Critical Accounting Policies — Securities Valuation” as well as the “Other-Than-Temporary-Impairment” section below for further details.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held to maturity securities, which are carried at amortized cost, at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Obligations of U.S. government agencies	$19,854	$27,089
Obligations of state and political subdivisions	125,158	120,569
Collateralized mortgage obligations:
Government sponsored agency	82,979	53,495
Private label	—	21,059
Residential mortgage-backed securities:
Government sponsored agency	49,863	27,442
Pooled trust preferred senior class	1,408	1,391
Pooled trust preferred mezzanine class	1,429	2,419
Corporate debt securities	380	356
Equity securities	1,022	1,025
Total	$282,093	$254,845

During 2010 the Company sold its entire portfolio of PLCMOs to better manage and improve credit risk in its investment portfolio.  The Company used proceeds from these sales and cash provided by operations to purchase U.S. Government guaranteed and U.S. Government agency sponsored mortgage-backed securities.  Additionally, there were no single issuers with an aggregate book value which exceeded ten per cent (10%) of total shareholders’ equity.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on book value, at September 30, 2010 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 - 5	6 - 10	Over	Mortgage	No Fixed
	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—
Yield
Obligations of U.S. government agencies				19,854			19,854
Yield				4.86%			4.86%
Obligations of state and political subdivisions (1)		2,713	5,254	115,221			123,188
Yield		4.20%	4.56%	4.62%			4.61%
Corporate debt securities				380			380
Yield				1.80%			1.80%
CMOs:
Government sponsored agencies					82,979		82,979
Yield					3.40%		3.40%
Residential mortgage-backed securities:
Government sponsored agencies					49,863		49,863
Yield					3.75%		3.75%
Pooled Trust Preferred Senior Class				1,408			1,408
Yield				1.22%			1.22%
Pooled Trust Preferred Mezzanine Class				1,429			1,429
Yield				0.72%			0.72%
Equity securities (2)						1,022	1,022
Yield						0.92%	0.92%
Total available-for-sale maturities	$—	$2,713	$5,254	$138,292	$132,842	$1,022	$280,123
Weighted yield	0.00%	4.20%	4.56%	4.33%	3.53%	0.92%	3.96%

Held-to-maturity securities
Obligations of state and political subdivisions			1,566	404			1,970
Yield			7.24%	7.18%
Total held-to-maturity securities	$—	$—	$1,566	$404	$—	$—	$1,970
Weighted yield	0.00%	0.00%	7.24%	7.18%	0.00%	0.00%	7.23%

(1) Yields on state and municipal securities have been adjusted to a tax equivalent yields using a 34% federal income tax rate.

(2) Yield represents 2010 actual relum.

Other-Than-Temporary Impairment (“OTTI”)

The Company tests its securities for OTTI using the guidance provided in ASC Topic 320, “Investments—Debt and Equity Securities.” Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be other-than-temporarily-impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors such as market risk. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other than temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

•

the Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss;

For debt securities that the Company does not intend to sell, or will not be required to sell, the primary consideration in determining whether impairment is other-than-temporary is whether or not the Company expects to receive all contractual cash flows.

Based on the Company’s evaluation at September 30, 2010, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of seven PreTSLs.  The Company’s estimate of projected discounted cash flows it expects to receive was less than the securities’ carrying value, resulting in a credit-related impairment charge to earnings for the three and nine months ended September 30, 2010 of $1.2 and $4.1 million, respectively.  The $4.1 million charge consisted of $4.0 million and $0.1 million in credit-related impairments on its PreTSLs and PLCMOs, respectively. The Company sold its entire holding in PLCMOs during the third quarter of 2010.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of September 30, 2010, the book value of the Company’s PreTSLs totaled $12.3 million with an estimated fair value of $2.8 million and is comprised of seven securities each of which is collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches and the mezzanine tranches all possess credit ratings below investment grade.  During 2010, all of the pooled issues were downgraded further by either Moody’s or Fitch ratings services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution. As of

September 30, 2010, six of these securities had no excess subordination and one had excess subordination equal to 8.7% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes. It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls. Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of September 30, 2010 (in thousands):

						Current	Deferrals /
			Excess			Number of	Defaults as a%	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
		(in thousands)
PreTSL VIII	$235,300	$392,394	$(157,094)	59.97%	N/A	22	44.80%	3.17%
PreTSL IX	313,520	336,919	(23,399)	93.06%	N/A	36	30.30%	2.14%
PreTSL X	282,750	375,117	$(92,367)	75.38%	N/A	36	43.50%	2.34%
PreTSL XI	423,995	478,017	(54,022)	88.70%	N/A	47	29.50%	2.56%
PreTSL XIX	530,135	548,515	$(18,380)	96.65%	N/A	85	24.30%	2.20%
PreTSL XXVI	689,200	634,309	54,891	108.65%	8.65%	55	28.50%	1.87%
PreTSL XXVIII	281,850	307,443	$(25,593)	91.68%	N/A	44	21.90%	2.20%

The following list details information for each of the Company’s PreTSLs as of September 30, 2010 (in thousands):

					Moody’s /	Credit	Credit	Cumulative
		Book	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Value	Value	Gain (Loss)	Ratings	Quarter to Date	Year to Date	Impairment
PreTSL VIII	Mezzanine	$36	$2	$(34)	C / C	$—	$44	$2,964
PreTSL IX	Mezzanine	1,320	273	(1,047)	Ca / C	—	—	1,680
PreTSL X	Mezzanine	216	12	(204)	C / C	1	138	2,783
PreTSL XI	Mezzanine	1,574	237	(1,337)	Ca / C	96	640	3,426
PreTSL XIX	Mezzanine	4,712	899	(3,813)	Ca / C	195	1,399	2,463
PreTSL XXVI	Senior	3,855	1,408	(2,447)	B1 / CCC	911	—	251
PreTSL XXVIII	Mezzanine	557	6	(551)	C / CC	—	1,823	8,866
Total		$12,270	$2,837	$(9,433)		$1,203	$4,044	$22,433

The Company’s PreTSLs are evaluated for OTTI within the scope of ASC Topic 325 by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2010. The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related OTTI exists.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, discount rates, prepayment rates and the creditworthiness of the underlying issuers. The following provides additional information for each of these variables:

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $713 thousand and $929 thousand, respectively, to the $4.0 million impairment charge taken during the first nine months of 2010.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities. While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and, issuers are evaluated and stressed to determine cash flow. These include but are not limited to the interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility.  Issuer level credit considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment. Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny. The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs considering all available evidence, including information received after the balance sheet date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings for the three and nine months ended September 30, 2010 of $1.2 million and $4.1 million, respectively.  Prior to the sale of the Company’s PLCMOs in the third quarter of 2010, impairment charges were recorded for the nine months ended September 30, 2010 of $62 thousand.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Rollforward of Cumulative Credit Loss

Nine months ended
September, 30
2010
Balance, beginning of period	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—
Additional credit losses on debt securities for which OTTI was previously recognized	4,106
Less: Sale of PLCMOs for which OTTI was previously recognized	(2,322)
Balance, end of period	$22,433

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $12.1 million and $11.8 million at September 30, 2010 and December 31, 2009, respectively.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2010.

Loans

The net loan balance declined during the nine months ended September 30, 2010 primarily as a result of payoffs, loan sales, charge-offs and transfers to OREO.  Net loans declined $136.9 million, or 19.8%, to $780.6 million as of September 30, 2010 from $917.5 million as of December 31, 2009.  Net loans represented 59.7% of total assets as of September 30, 2010, compared to 67.2% as of December 31, 2009.  Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, commercial land acquisition and development, and residential real estate, declined by $63.5 million, or 12.3% to $454.7 million as of September 30, 2010, from $518.2 million as of December 31, 2009.

Commercial and industrial loans totaled $196.6 million as of September 30, 2010, a decrease of $23.3 million, or 10.6%, from $219.9 million as of December 31, 2009.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The decrease was primarily a reduction in borrowings under revolving line of credit facilities within the portfolio.  Loans secured by commercial real estate totaled $303.5 million at September 30, 2010, a decrease of $17.8 million, or 5.5%, from $321.3 million as of December 31, 2009.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is primarily attributable to payoffs, along with significant charge-offs and transfers to OREO.  Construction, land acquisition and development loans totaled $59.0 million as of September 30, 2010, a decrease of $39.3 million, or 40.0%, during the year from $98.3 million as of December 31, 2009.  The decrease in construction, land acquisition and development loans is primarily attributable to charge-offs, transfers to OREO, and a decrease in lending.

Residential real estate loans totaled $92.1 million as of September 30, 2010.  This represents a decrease of $6.4 million, or 6.5%, from $98.5 million as of December 31, 2009.  The components of residential real estate loans include fixed rate mortgage loans and home equity loans and lines of credit.  The Company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.

Consumer loans decreased $50.8 million during the year, or 30.8%, from $164.7 million as of December 31, 2009 to $113.9 million as of September 30, 2010.  In 2010, the Company sold $36.7 million in loans from the Company’s indirect auto loan portfolio.

Loans to states and municipal governments totaled $40.5 million as of September 30, 2010, an increase of $3.7 million, or 24.6%, from $36.8 million as of December 31, 2009.  During 2010, the Company wrote five new loans to state and municipal governments with net principal balances totaling $6.8 million.  This increase was offset somewhat by the repayment of loans because state and municipal governments were able to refinance their outstanding obligations elsewhere with lower-cost funding.

Major classifications of loans are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009

Residential real estate	$92,103	$98,517
Commercial real estate	303,534	321,326
Construction land acquisition and development	59,046	98,382
Commercial and industrial	196,606	219,889
Consumer	113,905	164,670
State and political subdivisions	40,543	36,781
Total loans, gross	805,737	939,565
Unearned discount	(242)	(298)
Net deferred loan fees and costs	734	707
Allowance for loan and lease losses	(25,623)	(22,458)
Loans, net	$780,606	$917,516

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL.  The ALLL is established through a provision for loan losses charged to earnings.

The Company manages credit risk through the efforts of loan officers, the loan review function, and the Loan Quality and the ALLL management committees as well as oversight from the board of directors, along with the application of policies and procedures designed to foster sound underwriting and credit monitoring practices.  The Company continually evaluates this process to ensure it is reacting to problems in the loan portfolio in a timely manner.  Although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond the Company’s control.

Under the Company’s risk rating system, loans rated pass/watch, special mention, substandard, doubtful or loss are reviewed regularly as part of the Company’s risk management practices.  The Company’s Loan Quality Committee, which consists of key members of senior management and credit administration, meets monthly or more often, as necessary, to review individual problem credits and workout strategies and makes reports to the Board of Directors.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans which are identified as troubled debt restructures (“TDRs”) or are non-accrual and substandard or doubtful loans are considered impaired.  Impaired loans are analyzed individually for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.  For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain their fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as TDRs and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve an extension of a loan’s stated maturity date or a reduction of the rate, or payment modifications.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

Non-performing loans are monitored on an ongoing basis as part of the Company’s loan review process.  Additionally, work-out efforts continue and are actively monitored for non-performing loans and OREO through the Loan Quality Committee.  Potential loss on non-performing assets is generally evaluated by comparing the outstanding loan balance to the fair market value of the pledged collateral.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment.  When the interest accrual is discontinued, all unpaid interest income is reversed and charged back against current earnings.  Any cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and are current for six consecutive months after modification.

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means.  If real estate values continue to decline, it is more likely that we would be required to further increase our provision for loan and lease losses, which in turn, could result in reduced earnings.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell.  For the Company’s calculations on real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process.  If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, either the entire loan is written off or the difference between the fair value and the principal balance is charged off.  For loans which are considered to be impaired, but for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following schedule reflects non-performing loans, OREO and performing TDRs as of September 30, 2010 and year ended December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Nonaccrual loans	$37,510	$25,865
Loans past due 90 days or more and still accruing	—	117
Total Non-Performing Loans	37,510	$25,982
Other Real Estate Owned	11,185	$11,184
Total Non-Performing Loans and OREO	$48,695	$37,166
Performing TDRs	$5,487	$10,743

In the nine months ended September 31, 2010, total non-performing loans and OREO increased $11.5 million, or 31%, from $37.2 million as of December 31, 2009 to $48.7 million as of September 30, 2010, as the effects of the severe and prolonged economic downturn continued to impact individual and business customers of the Company.  Non-performing loans and OREO represented 88.7% of shareholders’ equity as of September 30, 2010, as compared to 58.9% of shareholders’ equity as of December 31, 2009.  The increase in non-performing loans and OREO as a percentage of shareholders’ equity is driven primarily by the reduction of the Company’s equity as a result of the $17.9 million net loss incurred during the nine months ended September 30, 2010. Included in non-performing assets are nonaccrual loans which increased $11.6 million during the period.  The increase in nonaccrual loans is primarily centered in commercial and industrial loans, along with commercial real estate loans.  A further deterioration in economic conditions could lead to additional increases in impaired loans.

The additional interest income that would have been earned on nonaccrual and restructured loans outstanding at September 30, 2010 and September 30, 2009 in accordance with their original terms approximated $2.1 million and $2.0 million, respectively.

The Company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the Company’s general market area.  Over the past seven years, the Company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota.  The majority of these loans were for out of market commercial real estate projects.  Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the remaining four (4) projects were located in Florida.  The Company’s original aggregate commitment for these various loans totaled approximately $34 million.  Two of these loans, one local Pennsylvania project and the New York project, have been paid in full.  The remaining Pennsylvania loan continues to pay as agreed but is rated as “Substandard”.  The Company did not recognize any charge-offs on the Florida credits during 2010.  However, the Company did write down the two Florida properties held in OREO by a combined $897 thousand during 2010.  During 2009, the Company recognized charge offs in excess of $11.3 million against the four Florida credits.  This amount represents 40% of the Company’s total charge offs that were recognized in fiscal 2009.  The remaining outstanding balance under these Florida participations totals $6.4 million.  These credits are all classified as either non-performing or as OREO.  All of these credits have been written down to the current fair market value of each respective property.

Reclassifications of performing loans to non-accrual during the first nine months of 2010 primarily consisted of seven (7) large credits totaling $21.5 million.  These credits were:

•                  $6.8 million — This credit represents various time loans secured by land; this credit was written down to $5.9 million as of September 30, 2010.  Additionally, $1.1 million of the allowance for loan losses is allocated to this credit.

•                  $2.2 million — This credit represents the non-sold portion of a government guaranteed loan secured by commercial real estate; this credit was written down to $1.1 million as of September 30, 2010.  Additionally, $109 thousand of the allowance for loan losses is allocated to this credit.

•                  $2.1 million — This credit represents a time loan secured by residential and commercial real estate; this credit was written down to $1.6 million as of September 30, 2010.  Additionally, $316 thousand of the allowance for loan losses is allocated to this credit.

•                  $2.2 million — This credit represents a term loan and line of credit secured by commercial real estate; this credit was written down to $1.8 million as of September 30, 2010.  Additionally, $180 thousand of the allowance for loan losses is allocated to this credit.

•      $3.9 million — This credit represents various term loans secured by commercial real estate.  $695 thousand of the allowance for loan losses is allocated to this credit.  Furthermore, this credit represents a troubled debt restructuring.

•                  $2.8 million — This credit represents various term loans secured by land.  $350 thousand of the allowance for loan losses is allocated to this credit.

•                  $1.5 million — This credit represents mortgage loans secured by residential real estate.  $861 thousand of the allowance for loan losses is allocated to this credit.

In addition, the seven credits reclassified during 2010, together with five credits reclassified in prior years, constituted 81% of total non-performing loans as of September 30, 2010.  The five credits reclassified prior to 2010 were:

•                  $4.8 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s general market area; this credit was written down to $3.3 million as of September 30, 2010.  Additionally, $310 thousand of the allowance for loan losses is allocated to this credit.

•                  $11.1 million — This credit represents a land development loan secured by a residential subdivision.  This credit was written down to $3 million as of September 30, 2010.  Due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

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

The following table outlines delinquency within the Company’s loan portfolio.

	September 30, 2010	December 31, 2009
30-59 days	0.46%	0.35%
60-89 days	0.11%	0.05%
90 + days	0.00%	0.01%
Non-Accrual	4.61%	2.75%
Total Delinquencies	5.18%	3.16%

Delinquencies for accruing loans remained relatively stable in 2010 compared to 2009 due to transfers of loans to nonaccrual and more rigorous collection activity.  The increases in the delinquency percentages are predominately attributable to the significant decrease in the Company’s loan portfolio. In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

As of September 30, 2010, the Company’s ratio of nonperforming loans to total gross loans was 4.7% compared to the 2.8% reported as of December 31, 2009.  The Company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment. The increase in the ratio is primarily a result of the decrease in the loan portfolio.

OREO totaled $11.2 million at September 30, 2010 and December 31, 2009.  OREO consisted of 17 properties as of September 30, 2010 and 16 properties as of December 31, 2009.  Five of the properties held in OREO as of September 30, 2010 totaled $9.3 million and represented  83.0% of the total.  Included in OREO are six properties totaling $2.2 million, or 19.6%, of OREO, located outside of the Company’s general market area.  Additionally, $7.4 million, or 66.1%, of OREO is located in the Pocono Mountains region located within the Company’s primary market area that has been particularly hard hit during the current economic recession.

The Company is actively marketing these properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors.  The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value.  A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process.  This market value is updated on an annual basis or more frequently if new valuation information is available.  Further deterioration in the real estate market could result in additional losses on these properties.

The Company foreclosed on eight properties during the nine months ended September 30, 2010, two of which totaled $4.6 million and are a majority of the additions. This increase was offset by property sales of approximately $3.3 million.  In conjunction with the transfer to OREO, the Company charged off $2.5 million of the loan balances against the ALLL to bring the properties down to their carrying value of $11.2 million.

The following schedule reflects the roll forward of OREO (in thousands):

	September 30,	September 30,
	2010	2009

Balance, beginning of period	$11,184	$2,308
Additions	5,782	6,015
Write-downs	(2,533)	(385)
Carrying value of OREO sold	(3,248)	(16)
Balance, end of period	$11,185	$7,922

The following schedule reflects a breakdown of OREO for the periods presented (in thousands):

	September 30,	December 31,
	2010	2009
Land/Lots	$8,438	$5,886
Commercial Real Estate	2,612	4,852
Residential Real Estate	135	446
Total	$11,185	$11,184

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and varies from year to year based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio. Effective for year-end 2009, the ALLL methodology was revised to include an enhanced impairment measurement process.  Enhancements were also made to the historical loss analysis including an expanded and a more comprehensive loan pool analysis and developing a more detailed qualitative adjustment factors analysis.

In its evaluation, management considers qualitative and environmental factors, including but not limited to:

•                  Changes in national, local, and business economic conditions and developments, including the condition of various market segments;

•                  Changes in the nature and volume of the Company’s loan portfolio;

•                  Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;

•                  Changes in the experience, ability and depth of the Company’s lending management and staff;

•                  Changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors;

•                  Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;

•                  The existence and effect of any concentrations of credit and changes in the level of such concentrations;

•                  The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and

•                  Analysis of our customers’ credit quality.

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

Doubtful loans, non-accrual and substandard loans and troubled debt restructurings are considered to be impaired and are analyzed individually to determine the amount of impairment.  Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  The fair value of collateral method is generally used for this measurement unless the loan is non-collateral dependent in which case, a discounted cash flow analysis is performed.  Appraisals are received at least annually to ensure that impairment measurements reflect current market conditions.  Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used.  Only downward adjustments are made based on these supporting values.  Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process.  Sales costs are periodically revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The Company’s ALLL consists of both specific and general components.  At September 30, 2010, the ALLL that related to impaired loans, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $7.1 million, or 27.8% of total ALLL.  A general allocation of $18.5 million was calculated for loans analyzed under ASC 450 “Contingencies” (“ASC 450”), which represented 72.2% of the total ALLL of $25.6 million.  The ratio of the ALLL to total loans at September 30, 2010 and December 31, 2009 was 3.18% and 2.39%, respectively, based on total loans of $805.7 million and $939.6 million, respectively.

The following table outlines the changes in the allowance for loan and lease losses for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Balance at the beginning of the period	$27,378	$9,622	$22,458	$8,254

Provision for loan losses	7,311	11,050	16,993	20,760

Loans Charged Off:
Residential real estate	(16)	(52)	(16)	(400)
Commercial real estate	(596)	(1,312)	(2,238)	(7,570)
Commercial land acquisition and development	(4,085)	—	(6,500)	—
Commercial and industrial	(2,859)	(293)	(3,183)	(1,858)
Consumer	(204)	(73)	(688)	(331)
State and political subdivisions	(1,560)	—	(1,560)	—

Total loans charged-off	(9,320)	(1,730)	(14,185)	(10,159)

Recoveries:
Residential real estate	7	1	18	4
Commercial real estate	117	—	144	33
Commercial land acquisition and development	5	—	5	—
Commercial and industrial	61	14	70	14
Consumer	64	10	120	61
State and political subdivisions	—	—	—	—

Total recoveries	254	25	357	112

Net charge-offs	(9,066)	(1,705)	(13,828)	(10,047)

Balance at end of period	$25,623	$18,967	$25,623	$18,967

Ratio of net charge-offs during the period as a percentage of average loans outstanding during the period	1.03%	0.18%	1.52%	1.03%
Ratio of allowance for loan losses as a percentage of gross loans at end of period	3.18%	1.97%	3.18%	1.97%

The ratio of the ALLL to total gross loans for September 30, 2010 and 2009 was 3.18% and 1.97%, respectively.  Gross loans decrease from $939.6 million at December 31, 2009 to $805.7 million at September 30, 2010.  The ALLL increased $3.2 million from $22.5 million at December 31,  to $25.6 million at September 30, 2010.  Net charge-offs totaled $13.8 million in for the nine months ended September 30, 2010.  The Company added provisions of $17.0 million in the nine months ended September 30, 2010 as a result of these charge-offs and the increase in nonaccrual loans.

Liabilities

Total liabilities were $1.25 billion at September 30, 2010, a decrease of $500 million, or 3.8%, from $1.30 billion at December 31, 2009.  The decrease is primarily attributable to the decrease in total deposits and borrowed funds.  Deposit liabilities decreased $18 million, or 1.7%, primarily as a result of a $61 million, or 11% decrease in time deposits partially offset by a $34 million, or 9.6% increase in interest-bearing demand deposits and a $7 million, or 8.4% increase in savings deposits. Borrowed funds decreased $31 million, or 14.3% as the Company used the proceeds generated by net loan repayments from its customers to repay its borrowings.

Equity

Total shareholders’ equity decreased $8.2 million, or 13.0%, to $54.9 million at September 30, 2010 from $63.1 million at December 31, 2009. The decrease is primarily due to the net loss of $17.9 million, partially offset by a $9.1 million reduction in other comprehensive loss from $12.3 million as of December 31, 2009 to $3.2 million as of September 30, 2010. The decrease in other comprehensive loss was primarily attributed to the increase in the fair value of securities held in the available for sale portfolio. Book value per common share was $3.34 at September 30, 2010 compared to $3.87 at December 31, 2009.

Liquidity

During the nine months ended September 30, 2010, funds provided by our operating activities amounted to $11.4 million. The Company funded $86.3 million in purchases of securities available for sale. Funds were primarily provided by $32.9 million in calls, maturities and pay downs of securities and $36.6 million in proceeds from sales of securities available for sale. These funds, together with $86.4 million of cash and cash equivalents available at the beginning of the year, were utilized to fund net deposit outflows of $17.8 million and the net repayment of $32.9 million of FHLB advances.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2010. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

	Projected Percentage Change In
	Net Interest	Net Portfolio
	Income	Value
Change in Interest Rate
-200 Basis points	-0.03%	22.42%
Base interest rate	0.00	0.00%
+200 Basis points	-4.88%	-33.30%

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our consolidated financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the three and nine month periods ended September 30, 2010, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s exposure to market risk during the first nine months of 2010.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Amended 2009 Form 10-K/A.

ITEM 4 — CONTROLS AND PROCEDURES

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weaknesses described below, that the Company’s disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The following material weaknesses were identified:

Financial Reporting

The Company amended and restated its consolidated financial statements for the year ended December 31, 2009 and filed an amended annual report on Form 10-K/A with the SEC on December 2, 2011.  In connection with such restatement and amendment process (the “2009 restatement process”), which extended past December 31, 2010 and into 2011, material errors in the financial statements were detected and corrected.  During the 2009 restatement process, management determined that material errors also existed in the financial statements for the first and second quarters of 2010, and the quarterly reports on Form 10-Q for those periods were also amended.  The 2009 restatement process caused a substantial delay in closing the Company’s accounting records for the quarter ended September 30, 2010 and the year ended December 31, 2010, and as a result, the Company did not file its quarterly report on Form 10-Q for the quarterly period ended September 30, 2010 or its annual report on Form 10-K for the year ended December 31, 2010 in a timely manner.  During the process of closing the financial records and conducting the audit for the year ended December 31, 2010, management, in conjunction with the Company’s independent registered public accounting firm, identified numerous significant deficiencies and control deficiencies related to internal controls over financial reporting, and detected and corrected errors with respect to the accounting for the transfer of a property from other real estate owned to real estate to be used for operations and its accounting for rent expense under its real estate leases.  Overall, corrections for these errors resulted in adjustments to increase expenses by $1.7 million for the year ended December 31, 2010.  In addition, management and the Company’s independent registered public accounting firm noted that various financial schedules supporting the balances and transactions in the 2010 financial statements did not agree or reconcile with the related financial statement balances and transactions due to the absence of effective review control procedures over the schedules.  As a result of these weaknesses, management concluded that the Company did not maintain effective entity level controls over financial reporting.

Information Technology (“IT”)

Systemic control deficiencies were found to exist in the Company’s processes, procedures and safeguards for information systems security, including as it related to access controls and systems administration, data back-up, job processing and change management for network and application changes .  In particular, users of the Company’s computer sub-systems may have had inappropriate access and system privileges that allowed them to view information and/or perform functions that are not appropriate to their job functions.  Such access may have led to transactions being recorded improperly or may have permitted unauthorized transactions to occur.

Remediation Efforts in 2011 and 2012

To remediate the material weakness in the accounting and finance function, the Company has hired, and continues to work with, third party experts to assist with the implementation of improved financial close processes and procedures.  Additionally, the Company and its management are performing additional reviews of its financial statement preparation, reconciliation and disclosure processes and intends to implement further improvements.  The material weakness in information systems security existed throughout 2010 and was not identified until May 2011.  To remediate this material weakness, the Company has modified its information systems procedures to centralize information systems access granting privileges to the information technology department rather than across various department functions across the Company and has hired outside consultants to review and implement policy, process and security improvements.

Management believes that these changes will contribute significantly to the remediation of the material weaknesses in internal control over financial reporting that were in existence as of December 31, 2010. Additional changes will be implemented as determined necessary.

Although the Company’s remediation efforts are well underway and are expected to be completed in the near future, the Company’s weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. The Company is not aware of any transactions that were improperly undertaken as a result of the material weaknesses noted above and therefore does not believe that the material weaknesses had any material impact on the Company’s financial statements.

PART II Other Information

Item 1. — Legal Proceedings.

Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally relates to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010.  The Company is presently cooperating with the SEC in this matter.  The Company is not a party to any pending legal proceedings that the Company believes would have a material adverse effect on its financial condition, results of operations or cash flows.

Item 1A. — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s amended Form 10-K/A for the year ending December 31, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — [Removed and Reserved.]

Item 5 - Other Information.

On April 6, 2012, in connection with a periodic review of governance documents, the Company’s Board of Directors reviewed the Company’s Bylaws in their entirety and approved and adopted amended and restated Bylaws (the “A&R Bylaws”).  In summary, the Board of Directors approved the following material changes to the Company’s Bylaws, effective April 6, 2012:

•        The annual meeting of shareholders must be held at such time and place as the Board may determine (instead of no later than the 31st day of May in each year)

•        The provision regarding notice of meetings of shareholders requires that notice be given in any manner permitted by law, at least five days prior to the day named for the meeting, unless greater notice is required by law (instead of requiring specific inclusion of notice of the date, time, place and purpose of the meeting)

•        Detailed provisions regarding notifications and nominations and proposed business were included in Section 1.07, including (i) a 70 to 90 notification day window (rather than “not less than 60 days” prior to the date of the meeting) and (ii) seven specific requirements that must be included in the written shareholder’s notice

•        A requirement to disclose hedging positions in connection with a shareholder proposal was included in Section 1.08

•        Special meetings of the Board of Directors may be called by the Chairman, the President or by two or more directors (instead of only the Chairman or three or more directors)

•        Provisions regarding officers were simplified and the following provisions were not included in the A&R Bylaws: (i) requirement that each officer shall hold office for a term of one year, (ii) Board removal of officers, (iii) standard of care and duties of officers and (iv) the compensation of officers

•        The Chairman and Vice Chairman positions were made optional and the Chairman of the Board may no longer be an officer of the Bank (instead of the previous requirement that the Chairman of the Board be an officer of the Bank)

•        Indemnification and advancement of expenses was previously mandatory only for successful actions and was permissive for other actions and was changed to be mandatory for all actions for current and future directors and officers

•        The provision regarding dividends was not included in the A&R Bylaws

•        Provisions regarding notices and waivers thereof were simplified and included only in applicable sections of the A&R Bylaws (instead of as a separate section of general applicability)

•        An exclusive venue provision was added in Section 9.01

In reliance on specific provisions in the Pennsylvania Business Corporation Law, provisions relating to the following were deleted:

•        Fixing of the time of a special meeting upon written request of the person who called the special meeting

•        Quorum for shareholder meetings and judges of election

•        Vacancies of the office of director, court removal of a director and acts of the Board done during the suspension or removal of a director

•        Presumption of assent by a director to action taken if present

•        Designation of alternate directors as committee members

•        Compensation of directors

•        Application of the indemnification section to surviving or new corporations

•        Financial report to shareholders

•        Emergencies

The Company’s A&R Bylaws are set forth as Exhibit 3.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.  The foregoing description of the changes to the Bylaws, including the advance notice and indemnification provisions of the Bylaws, summarizes only the material changes to the Company’s Bylaws and is qualified in its entirety by reference to Exhibit 3.2.

Item 6 — Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2*	Amended and Restated Bylaws dated April 6, 2012.
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 10.1	Consent Order (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on September 7, 2010)
Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1†	Certification of Principal Executive Officer and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*  Filed herewith

†  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: April 6, 2012	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: April 6, 2012	By:	/s/ Edward J. Lipkus
Edward J. Lipkus
Chief Financial Officer