Form 10-K
period 2010-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-04-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $51,661,612 at June 30, 2010

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,442,119 shares of common stock as of March 31, 2012.

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

The Bank

The Bank was established as a national banking association in 1910 as “The First National Bank of Dunmore.”  The Bank changed its name to “First National Community Bank” effective March 1, 1988.  The Bank’s operations are conducted from 21 branches located in Lackawanna, Luzerne, Wayne and Monroe Counties, Pennsylvania.

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

Lending Activities

The Bank offers a full range of products to individuals and businesses generally within its market area.  The Bank offers a variety of loans, including residential real estate loans, construction, land acquisition and development loans, commercial real estate loans and commercial and industrial loans, loans to state and political subdivisions and consumer loans.

The Bank strives to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences.  Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment and obtaining collateral that is margined to minimize loss in the event of liquidation. Management actively monitors the loan portfolio.  As part of prudent credit risk management, the Bank identifies and manages concentration risk.  Concentration risk may exist with one borrower, an affiliated group of borrowers, borrowers engaged in or dependent on an industry, or other borrower characteristics which create a concentration.  Concentrations of credit are not necessarily undesirable, and may occur as a result of market characteristics, or the existence of a particular Bank program, or expertise with respect to the type of particular Bank program, or expertise with respect to the type of customer being served.  These pools of loans having similar characteristics are analyzed by management while considering the Bank’s portfolio objectives and risk tolerances.  Concentration limits are established based upon an assessment of size and risk.

Residential Mortgage Loans

The Bank offers fixed and variable rate one-to-four-family residential loans.  Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property.  The Bank will generally require the mortgagee to purchase Private Mortgage Insurance (“PMI”) if the amount of the loan exceeds the 80% loan to value ratio.  The interest rates for the variable rate loans are adjusted to a percentage above the one year treasury rate.  The Bank may sell loans and retain servicing when warranted by market conditions.  The Bank also offers a rate lock to customers that allows the borrowers to lock in their interest rates at the time of application as well as at time of commitment.  Residential mortgage loans are generally smaller in size and have homogeneous characteristics.  During 2010 and 2009, the volume of customers who exercised the option to lock the rate was minimal.  At December 31, 2010, one-to-four family residential mortgage loans totaled $87.9 million, or 11.6%, of our total loan portfolio.

Construction, Land Acquisition and Development Loans

The Bank offers interim construction financing secured by residential property for the purpose of constructing one-to-four family homes.  The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner occupied structures and for land acquisition.  At December 31, 2010, construction, land acquisition and development loans of $77.4 million represented 10.2% of the total loan portfolio.  The Bank’s construction program offers either short-term interest only loans that require the borrower to pay interest only during the construction phase with a balloon payment of the principal outstanding at the end of the construction period, or interest-only during construction with a conversion to amortizing principal and interest when the construction is complete.  Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%.  Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value.

Construction loans generally yield a higher interest rate than residential mortgage loans but also carry more risk.  If a construction loan defaults, the Bank would have to take control of the property, obtain title to it and categorize it as Other Real Estate Owned (“OREO”).  In such case the Bank would either need to find another contractor to complete the project if possible, which may be at a higher cost, or seek to sell the property.

Although the Bank believes its initial loan underwriting was sound, the Commercial Loan portfolio, and in particular, the commercial real estate, construction, land acquisition and development segments, were negatively impacted during 2009 and 2010 as a result of the recession.  Both the national and local economies experienced a prolonged severe economic downturn, with rising unemployment levels and erosion in consumer confidence.  These factors contributed to a number of loan defaults.  Additionally, the related softening of the real estate market resulted in a decline in the value of the real estate securing the loans in this portfolio.  In particular, loans for land development and subdivisions were substantially impacted and create greater risk of collectability than other types of commercial mortgage loans.

Commercial Real Estate Loans

At December 31, 2010, commercial real estate loans totaled $256.3 million, or 33.8%, of the Bank’s total loan portfolio.  Commercial real estate mortgage loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances.

The commercial real estate loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions.  The Bank’s commercial real estate portfolio consists of owner occupied properties and non-owner occupied properties and includes the personal guarantees of the principals where deemed necessary.  Owner occupied properties of $134.6 million represents 52.5% of the commercial real estate mortgage loan portfolio, and non-owner occupied properties of $109.8 million represents 42.8% of the commercial real estate mortgage loan portfolio.  The remaining $11.9 million or 4.7% of the commercial real estate portfolio is comprised of loans secured by multifamily properties and farm land.

The Bank offers various rates and terms for commercial loans secured by real estate.  The interest rates associated with these types of loans are primarily underwritten as adjustable rate loans that adjust every three or five years or floating rate loans that adjust to a spread over the National Prime Rate (“NPR”) index.  Loan pricing for most floating rate commercial loans generally has a minimum interest rate.  The terms for commercial real estate loans typically do not exceed 20 years.

Commercial real estate loans are originated under a comprehensive lending policy.  In particular, these types of loans are subject to specific loan to value guidelines prior to the time of closing.  The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 80%.  Commercial loans must also meet specific criteria that include the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed.  In order to make a decision on whether or not to make a commercial loan, the borrower(s) and guarantor(s) must provide the Bank with historical and current financial data.  The Bank performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project.  The Bank also considers the borrower’s expertise, credit history, net worth and the value of the underlying property.  The Bank generally requires that borrowers for loans secured by real estate have a debt service coverage ratio of at least 1.20 times.

Commercial and Industrial Loans

The Bank offers commercial loans to individuals and businesses located in our primary market area.  The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans.  These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.  At December 31, 2010, commercial and industrial loans totaled $197.7 million, or 26.1%, of the Bank’s total loan portfolio.  With respect to industry concentrations in our commercial and industrial loans, loans to borrowers in the solid waste landfill industry totaled $52.3 million, of which 96.8% is to related parties and is secured by cash.

The Bank offers various rates and terms for commercial loans.  These loans also generally require the personal guarantee of the principals where deemed necessary.  Most lines of credit are primarily issued for one year time periods and are renewable annually thereafter at the discretion of the Bank.  Most other commercial loans range in terms from one year to seven years.

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

Consumer Loans

Consumer loans include both secured and unsecured installment loans, personal lines of credit and overdraft protection loans.  The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. At December 31, 2010, consumer indirect auto loans totaled $63.5 million, or 8.4%, of the loan portfolio.  The Bank also offers VISA personal credit cards, although it does not underwrite these VISA personal credit cards and assumes no credit risk.

The Bank offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property.  Home equity loans have fixed rates of interest and are for terms up to 15 years.  Equity lines of credit have adjustable interest rates and are based upon the prime interest rate.  Consumer loans are generally smaller in size and exhibit homogeneous characteristics.  The Bank holds a first or second mortgage position on the homes that secure its home equity loans and lines of credit.  At December 31, 2010, consumer installment home equity loans totaled $47.3 million, or 6.2%, of the total loan portfolio.

State and Political Subdivision Loans

The Bank originates loans to state and political subdivisions primarily to municipalities in the Bank’s market area. At December 31, 2010, state and political subdivision loans totaled $27.7 million, or 3.7%, of the Bank’s loan portfolio.

Loan Originations, Sales, Purchases and Participations

Loan originations generally are from the Bank’s market area and are originated by the Bank; however, from time to time the Bank participates in loans originated by other banks that supplement its loan portfolio.  As of December 31, 2010, the Bank participated in approximately 25 loans with a total outstanding balance of $14.8 million and total commitments of $46.2 million. Over the past seven years, the Bank participated in seven commercial real estate loans with a financial institution headquartered in Minneapolis, Minnesota, and the majority of those participations related to loans for projects located outside of the Company’s general market area.  As of December 31, 2010, the Company had outstanding participations in two out-of-area loans secured by commercial real estate located in Florida and one in western Pennsylvania. Two loans, representing participations with the same financial institution, secured by properties in Florida, are currently held in OREO.  The Bank is not usually the lead lender in these participations but underwrites these loans using the same criteria it uses for market loans it originates.  The Bank does not service the loans in these purchased participations and is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

The Bank originates one-to-four family mortgage loans for sale in the secondary market.  During the year ended December 31, 2010, the Bank sold $43.9 million of one-to-four family mortgages.  The Bank retains servicing rights on these mortgages. During the year ended December 31, 2010, the Bank also sold $36.7 million of indirect auto finance loans from its portfolio.  The Bank also retained the servicing rights on these auto finance loans.

Out of Area Lending Activity

The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  As of December 31, 2010, as referenced above, the commercial real estate portfolio included $40.3 million, or 5.3%, of total loans secured by real estate located outside Pennsylvania, including loan participations previously noted.  Geographic concentrations exist because the Company provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its market areas in Pennsylvania.  Management believes that its current underwriting guidelines and ongoing review by loan review mitigates risk of geographic concentrations.

Asset Management

Asset management services are available at the Bank. Customers are able to access alternative products such as mutual funds, annuities, stocks and bonds directly for purchase from an outside provider.

Deposit Activities

In general, deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  The Bank grows its deposits within our market area primarily by offering a wide selection of deposit accounts.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, the Bank considers the interest rates offered by the competition, the interest rates available on borrowings, its liquidity needs and customer preferences.  The Bank regularly reviews its deposit mix and deposit pricing.  The Bank’s deposit pricing strategy generally has been to remain competitive in its market area, and to offer special rates in order to attract deposits of a specific type or term to satisfy the Bank’s asset and liability requirements.

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

Supervision and Regulation

The Company is subject to the Securities Exchange Act of 1934 (“1934 Act”) and must file quarterly and annual reports with the SEC regarding its business operations and comply with SEC rules.  As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System, and its activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board (“FRB”).  The FRB has issued a regulation under the BHCA that requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the FRB, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank subsidiary during periods of financial stress or adversity.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted in July 2010, established the requirement that a holding company serve as a source of financial strength to its subsidiary banks, meaning holding companies must provide financial assistance in the event of a subsidiary bank’s financial distress.  This law requires additional rulemaking and the nature of the additional requirements, if any, that this provision will impose on the Company is currently unknown. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without prior approval of the FRB.  The BHCA also prohibits the Company from acquiring 5% or more of the outstanding shares of any class of voting stock of any company engaged in a non-banking business unless such business is determined by the FRB, by regulation or by order, to be so “closely related to banking” as to be a “proper incident” thereto.

Banking is a highly regulated industry.  Consequently, the growth and earnings performance of the Bank and Company may be affected not only by management decisions and general and local economic conditions but also by the regulation of the Bank by the Office of the Comptroller of the Currency (“OCC”) and, to some extent, the FDIC and Federal Reserve Bank of Philadelphia (the “Reserve Bank”) and by the regulation of the Company by the Reserve Bank, under a variety of federal and state laws, regulations, and policies.  These statutes, regulations, and policies, and the interpretation and application of them by regulatory agencies, have a significant impact on the Company’s business, and cannot always be determined with complete accuracy.  The effect of any changes in these statutes, regulations, and policies, and the interpretation and application of them by regulatory agencies, can be significant and cannot be predicted.

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

Supervisory Actions

In 2010, the Company and the Bank entered into regulatory agreements with their respective federal regulators.  Set forth below is a summary description of the material terms of the regulatory agreements.  While the Company and the Bank have made significant efforts to comply with each of the provisions of the Order and the Agreement, as of the date of the filing of this report, neither the Bank nor the Company is yet in compliance with all of the requirements, and no assurance can be given that they will be able to satisfy all of such requirements.

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

Federal Reserve Agreement. On November 24, 2010, the Company entered into a written Agreement (the “Agreement”) with the Reserve Bank. The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement include the following:

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

Since entering into the Order and the Agreement, the Company has incurred expenses in an effort to comply with the terms of these agreements.  In particular, the Company has incurred expenses in connection with developing and implementing policies and procedures and hiring additional personnel as required by the Order and the Agreement.  During the years ended December 31, 2010 and 2011, the Company incurred approximately $1.4 million and $1.0 million, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the

Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company expects to continue to experience increased costs related to compliance with these regulatory agreements, primarily as a result of increased head count and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will decrease from the 2010 and 2011 levels, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

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

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries.  A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities that the FRB has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.  The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern.  Some of the activities that the FRB has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

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

The Gramm Leach-Bliley Act of 1999 (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities without further approval.  The Company has not elected to become a financial holding company. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions.  It also authorizes the FRB to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

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

Branching and Interstate Banking.  The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and before June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate bank mergers are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Pennsylvania law had previously permitted banks chartered in Pennsylvania to branch in other states without limitation, thereby permitting national banks in Pennsylvania to establish branches anywhere in the state, but only permitted out of state banks to branch in Pennsylvania if the home state of the out of state bank permits Pennsylvania banks to establish de novo branches. The branching provisions of the Dodd-Frank Act could result in more banks from other states establishing de novo branches in the Bank’s market area.

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

National banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2) to risk weighted assets of 8%.  At least half of this amount (4%) must be core capital.  Tier 1 Capital generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the fair value of securities classified as “available for sale” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments-Debt and Equity Securities.  Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock that is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general ALLL.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets that are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans.  Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the OCC has established a minimum 3.0% leverage capital ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum leverage capital ratio for such other banks to 4.0% - 5.0% or more.  The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum leverage capital ratio requirement is required, within 60 days of the date as of which it fails to comply with such requirement, to submit a reasonable plan describing the means and timing by which the bank will achieve its minimum leverage capital ratio requirement.  A bank that fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a leverage capital ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its leverage capital ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such a directive is enforceable in the same manner as a final cease-and-desist order.

The Bank’s total capital ratio at December 31, 2010 and 2009 was 9.83% and 10.20%, respectively.  The Tier I capital to risk weighted assets at December 31, 2010 and 2009 was 8.56% and 8.94% respectively.  The Tier I capital to average assets at December 31, 2010 and 2009 was 6.06% and 7.28%, respectively.  Under the Order, the Bank is required to achieve a total capital ratio of 13% and a Tier I capital to average assets ratio of 9% by November 30, 2010.  As of December 31, 2011, the Bank had not achieved these ratios.  On January 27, 2011, the Company announced that its Board of Directors retained Sandler O’Neill + Partners, L.P. as its financial adviser to assist the Company in evaluating possible capital and strategic alternatives.

The Company’s total capital ratio at December 31, 2010 and 2009 was 10.13% and 10.54%, respectively.  The Tier I capital to risk weighted assets at December 31, 2010 and 2009 was 6.03% and 7.28%, respectively.  The Tier I capital to average assets at December 31, 2010 and 2009 was 4.27% and 5.94%, respectively.

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

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  Such guaranty will be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty will expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution that fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIA applicable to significantly undercapitalized institutions.

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

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution if:  (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice;  (iii) the institution is in an unsafe or unsound condition;  (iv) there is a willful violation of a cease-and-desist order;  (v) the institution is unable to pay its obligations in the ordinary course of business;  (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance;  (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund;  (viii) an institution ceases to be insured;  (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

As a result of the volatility and instability in the financial system in recent years, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies.  While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they might not otherwise elect.  Any such requirement could adversely affect the Company’s business and results of operations.  The Company did not accept an investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the temporary increases in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department, FDIC or Federal Reserve.

The Dodd-Frank Act.  The Dodd-Frank Act makes significant changes to the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.  The federal agencies are given significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.  Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete, the following provisions are considered to be of greatest significance to the Company:

•                  Expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions;

•                  Requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition;

•                  Changes standards for federal preemption of state laws related to national banks and their subsidiaries;

•                  Provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures;

•                  Creates a new Bureau of Consumer Financial Protection that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•                  Creates the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;

•                  Introduces additional corporate governance and executive compensation requirements on companies subject to the Securities and Exchange Act of 1934, as amended;

•                  Permits FDIC-insured banks to pay interest on business demand deposits;

•                  Requires that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength;

•                  Makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions; and

•                  Permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

It is difficult to predict at this time the specific impact the Dodd-Frank Act will have on our business.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require us to change certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

FDIC Insurance Premiums.  The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  In 2009, the FDIC imposed a special emergency assessment on all insured depository institutions to cover losses of the Deposit Insurance Fund resulting from bank failures. In addition, the FDIC approved rules requiring institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  An institution’s risk-based assessment will continue to be calculated on a quarterly basis, but will be paid from the prepaid amount until the later of the date the prepayment is exhausted or June 30, 2013, at which time any remaining funds would be returned to the institution.  The balance of the Bank’s prepaid assessment as of December 31, 2010 was $3.0 million.

An insured institution pays deposit insurance premiums on its assessment base that are based on its risk category.  For the second quarter of 2009 and later, the FDIC introduced three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.  The schedule for base assessment rates and potential adjustments applicable for the second quarter of 2009 through March 31, 2011 is set forth in the following table:

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12 – 16	22	32	45
Unsecured Debt Adjustment (added)	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured Liability Adjustment (added)	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24.0	17 to 43.0	27 to 58.0	40 to 77.5

In February 2011, as required by the Dodd-Frank Act, the FDIC approved a final rule, which went into effect on April 1, 2011, that broadens the assessment base such that it is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  This rule also eliminates the adjustment to the insurance assessment for secured borrowings and brokered deposits. The rule also revises the assessment rate to provide assessments ranging from 2.5 to 45 basis points.  At December 31, 2010, the Bank was in risk category III and its total base assessment rate was 31.95 basis points.

Additionally, the Bank has elected to participate in the FDIC program whereby noninterest-bearing transaction account deposits will be insured without limitation through at least December 31, 2012.  At December 31, 2010, the Bank was required to pay an additional premium to the FDIC of 25 basis points on the amount of balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. During the nine months ended September 30, 2011, the assessment rate was 31.91 basis points. Effective for the quarter ended December 31, 2011, the assessment base changed to average consolidated total assets less average tangible equity during the assessment period.  The assessment rate during the quarter ended December 31,2011 was 23 basis points.

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank.  The Company’s revenues (on a parent company only basis) result almost entirely from dividends paid by its subsidiary, the Bank, to the Company.  The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of the Company, in its capacity as a creditor, may be recognized.  Additionally, the ability of the Bank to pay dividends to the Company is subject to various regulatory restrictions. The Order currently prohibits the Bank from paying dividends to the Company and the Agreement further prohibits the Company from taking dividend payments from the Bank.

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

Employees

As of December 31, 2010, the Company and the Bank employed 339 persons, including 58 part-time employees.

Available Information

The Company files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov.  The Company’s web site address is http://www.fncb.com. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.fncb.com.  They may also be obtained free of charge as soon as practicable after filing or furnishing them to the SEC upon request by sending an email to fncb@fncb.com.  Further, the Company will provide electronic or paper copies of the Company’s filings free of charge upon request.  Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Chief Financial Officer, 102 East Drinker Street, Dunmore, PA 18512.

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

The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past years, with falling home prices and high levels of foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, our non-performing assets, which are comprised of non-performing investments, non-performing loans and other real estate owned, totaled $41.0 million and represented 127.9% of shareholders’ equity as of December 31, 2010 as compared to $40.9 million and 64.8% of equity as of December 31, 2009.  Further deterioration in economic conditions in our markets could drive loan losses beyond that which is provided for in our ALLL, which would necessitate further increases in the Company’s provision for loan and lease losses, which, in turn, would reduce the Company’s earnings and capital.  In addition, further deterioration in general economic conditions could also negatively impact the financial condition of the banks and insurance companies on whose ability to pay interest on their debt that collateralizes our investment in trust preferred securities, which would necessitate further increases in impairment charges, which in turn, would also reduce the Company’s earnings and capital.  The Company may also face the following risks in connection with the economic environment:

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

•                  the methodologies the Company used to establish the ALLL may be inadequate and although the Company has revised its methodologies, they still rely on complex judgments, including forecasts of economic conditions, which are inherently uncertain;

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

Management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010.  We have also received an adverse opinion from our independent registered public accounting firm with respect to the material weaknesses in our internal controls over financial reporting.  A description of the material weaknesses in our internal controls over financial reporting is included in Part II, Item 9A — Controls and Procedures in this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We detected the following material weaknesses:

•                  The Company amended and restated its consolidated financial statements for the year ended December 31, 2009 and filed an amended annual report on Form 10-K/A with the SEC on December 2, 2011.  In connection with such restatement and amendment process (the “2009 restatement process”), which extended past December 31, 2010 and into 2011, material errors in the financial statements were detected and corrected.  During the 2009 restatement process, management determined that material errors also existed in the financial statements for the first and second quarters of 2010, and the quarterly reports on Form 10-Q for those periods were also amended.  The 2009 restatement process caused a substantial delay in closing the Company’s accounting records for the quarter ended September 30, 2010 and the year ended December 31, 2010, and as a result, the Company did not file its quarterly report on Form 10-Q for the quarterly period ended September 30, 2010 or its annual report on Form 10-K for the year ended December 31, 2010 in a timely manner.  During the process of closing the financial records and conducting the audit for the year ended December 31, 2010, management, in conjunction with the Company’s independent registered public accounting firm, identified numerous significant deficiencies and control deficiencies related to internal controls over financial reporting, and detected and corrected errors with respect to the accounting for the transfer of a property from other real estate owned to real estate to be used for operations and its accounting for rent expense under its real estate leases.  Overall, corrections for these errors resulted in adjustments to increase expenses by $1.7 million for the year ended December 31, 2010.  In addition, management and the Company’s independent registered public accounting firm noted that various financial schedules supporting the balances and transactions in the 2010 financial statements did not agree or reconcile with the related financial statement balances and transactions due to the absence of effective review control procedures over the schedules.  As a result of these weaknesses, management concluded that the Company did not maintain effective entity level controls over financial reporting.

•                  Systemic control deficiencies were found to exist in the Company’s processes, procedures and safeguards for information systems security, including as it related to access controls and systems administration, data back-up, job processing and change management for network and application changes .  In particular, users of the Company’s computer sub-systems may have had inappropriate access and system privileges that allowed them to view information and/or perform functions that are not appropriate to their job functions.  Such access may have led to transactions being recorded improperly or may have permitted unauthorized transactions to occur.

We have taken steps to make the necessary improvements to remediate these deficiencies.  We cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weakness identified. Our inability to remedy the identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the 1934 Act, as amended, in a timely manner, and require us to incur additional costs and to divert management resources.

Additionally, any further ineffective internal controls over financial reporting could result in additional restatements in the future and further increased regulatory scrutiny as well as cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading value of our securities and our ability to raise capital.

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

The Company is subject to lending risk.

As of December 31, 2010, approximately 44.0% of the Company’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  All non-performing loans totaled $28.3 million, or 3.7% of total gross loans, as of December 31, 2010, and $26.0 million, or 2.8% of total gross loans, as of December 31, 2009.  A further increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations.  As such, general economic conditions, nationally and in our primary market area, will have a significant impact on our results of operations.  To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank.  To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default.  To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates the Company must pay for deposits increase while interest income is flat.  Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Our concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of our loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of our loans are to borrowers in that area. The Company also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land related loans for residential and commercial developments. At December 31, 2010, $421.6 million, or 55.6%, of our gross loans were secured by real estate, primarily commercial real estate.  Management has taken steps to mitigate the Company’s commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $77.4 million, or 10.2%, were construction, land acquisition and development loans.  Construction, land acquisition and development loans have the highest risk of uncollectability.  An additional $197.7 million, or 26.1%, of portfolio loans, were commercial and industrial loans which are not secured by real estate. Historically, these categories of loans generally have had a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. With respect to industry concentrations, in our commercial and industrial loans, loans to borrowers in the solid waste landfill industry totaled $52.3 million of which 96.8% constitutes loans to related parties and is secured by cash. While the Company believes that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in the Company’s general market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, the Company would likely experience lower earnings or losses.  Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Commercial real estate, commercial and industrial and construction, land acquisition and development loans tend to have larger balances than single family mortgages loans and other consumer loans.  Because the loan portfolio contains a significant number of commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

Guidance adopted by the federal banking regulators provides that banks having concentrations in construction, land development or commercial real estate loans are expected to have and maintain higher levels of risk management and, potentially, higher levels of capital, which may adversely affect shareholder returns, or require us to obtain additional capital sooner than the Company otherwise would.  Excluded from the scope of this guidance are loans secured by non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $92.2 million as of December 31, 2010, of which approximately 55% were secured by cash.  Of those, loans in the amount of $5.2 million, net of charge-offs, were not performing in accordance with the terms of the loan agreements.  These loans were guaranteed by an individual who resigned from the Company’s Board of Directors in 2010.  Also, as of December 31, 2010, additional loans  to directors, officers and their related parties in the amount of $789 thousand  were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.  (Please refer to Note 14 — Related Party Transactions to our consolidated financial statements included in Item 8 of this report and “Transactions with Related Persons” included in Item 13 of this report for more detail.)

The Company will need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Laws, regulations and banking regulators require the Company and Bank to maintain adequate levels of capital to support their operations.  In addition, capital levels are also determined by the Company’s management and board of directors based on capital levels that they believe are necessary to support the Company’s business operations.  Also, pursuant to the Order and the Agreement, the Company and the Bank are required to maintain increased capital levels in compliance with the Company’s revised capital plan.  The Company is evaluating its present and future capital requirements and needs and is also analyzing capital raising alternatives and options.  Even if the Company succeeds in meeting the current regulatory capital requirements, the Company may need to raise additional capital in the future to support possible loan losses during future periods or to meet future regulatory capital requirements.

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

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the security, to reflect its credit-related impairments through a charge to earnings.

The Company reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s investment securities has declined below its carrying value, the Company is required to assess whether the decline is other than temporary (“OTTI”). If the Company concludes that the decline is other than temporary, it is required to write down the value of that security, to reflect its credit-related impairments through a charge to earnings.  As of December 31, 2010, the Company’s investment portfolio included seven pooled trust preferred collateralized debt obligations (“PreTSLs”) with an amortized cost of $12.1 million and an estimated fair value of $3.1 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in additional impairment of these securities that is other than temporary in future periods, which would require a charge to earnings to write down theses securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.  In addition, to the extent that the value of any of our investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

During the third quarter of 2010 the Company sold its entire $13.9 million holding in PLCMOs to better manage and reduce its risk exposure. The gross proceeds from the sale of the PLCMOs were $11.0 million, which resulted in gross realized losses of approximately $2.9 million. Prior to the sale the Company had recorded credit-related impairment of $0.1 million through earnings during 2010 and recorded $2.3 million in cumulative credit-related impairment through earnings on these PLCMOs over the previous two years.

The Company recognized total OTTI charges of $4.3 million on its PreTSL and PLCMO securities for 2010 primarily as a result of market developments, some of which became evident through a subsequent events analyses after December 31, 2010.

Our financial condition and results of operations would be adversely affected if our ALLL is not sufficient to absorb actual losses or if we are required to increase our ALLL.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the ALLL, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If our assumptions prove to be incorrect, our ALLL may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At December 31, 2010, its ALLL totaled $22.6 million, representing 2.98%, of its total loans.

Although the Company believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the current economic environment and the state of the real estate market.  The assessment of future performance of the loan portfolio is inherently uncertain.  The Company can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

In addition, federal regulators periodically review the Company’s ALLL and may require us to increase the ALLL or recognize further loan charge-offs. In 2009, as a result of regulatory review, the Company revised its ALLL methodology and the ALLL increased. Any increase in our ALLL or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the Company’s results of operations and financial condition.

Our profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania specifically in Lackawanna, Luzerne, Wayne and Monroe counties.

The Company’s success depends primarily on the general economic conditions in the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lackawanna, Luzerne, Wayne and Monroe County markets. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

We rely on our management and other key personnel and the loss of any of them and the increased turnover of management may adversely affect our operations.

During the first quarter of 2010, the Company’s President and Chief Executive Officer (“CEO”) and Principal Financial Officer resigned. From the time of such resignation until December 2011, when the Company hired a new President and CEO, it operated without a permanent CEO.  In September 2010, the Company hired a new Chief Financial Officer.  In addition, since August 2010, the Company hired a Chief Credit Officer, a Chief Risk Officer, an Internal Audit Manager, as well as numerous additional personnel.  As a result of the senior management turnover, until the Company integrates its new personnel, and such personnel are able to perform successfully their designated functions, it may be unable to successfully manage and grow the business and its financial condition and profitability may suffer.  The Company believes each member of the senior management team is important to the Company’s success and the unexpected loss of any of these persons could impair our day-to-day operations as well as its strategic direction.

The Company’s success depends, in large part, on its ability to attract and retain key people.  Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or retain them.  The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business due to the loss of their skills, knowledge of the Company’s market, years of industry experience and to the difficulty of promptly finding qualified replacement personnel.  The Company does not currently have employment agreements or non-competition agreements with any of its senior officers.

We are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services.  Moreover, as a result of the restatement of its financial statements and revisions to many of its policies made for the periods ended December 31, 2009, March 31, 2010 and June 30, 2010, the Company may be at increased risk for such litigation. For example, on December 19, 2011, a purported shareholder made a demand on the Company alleging that the Board breached its fiduciary duties.  In addition on March 21, 2012, , the same purported shareholder, filed an action seeking a court order permitting the shareholder to inspect certain books and records of the Company and the Bank. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The price of our common shares may fluctuate significantly, which may make it difficult for investors to resell common shares at a time or prices they find attractive.

The Company’s share price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, in addition to those described above:

•                  actual or anticipated quarterly fluctuations in our operating results and financial condition;

•                  changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Company’s or other financial institutions;

•                  speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;

•                  strategic actions by the Company or its competitors, such as acquisitions, restructurings, dispositions or financings;

•                  fluctuations in the stock price and operating results of the Company’s competitors;

•                  future sales of the Company’s equity or equity-related securities;

•                  proposed or adopted regulatory changes or developments;

•                  anticipated or pending investigations, proceedings, or litigation that involve or affect us;

•                  domestic and international economic factors unrelated to the Company’s performance; and

•                  general market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect the Company’s share price, notwithstanding the Company’s operating results. The Company expects that the market price of its common shares will continue to fluctuate and there can be no assurances about the levels of the market prices for our common shares.

An active public market for our common stock does not currently exist. As a result, shareholders may not be able to quickly and easily sell their common shares.

The Company’s common shares were quoted, through December 17, 2010, on the over the counter bulletin board market, and are currently quoted on OTC Markets Group, Inc. During the year ended December 31, 2010, an average of 4,589 shares traded on a daily basis.  There can be no assurance that an active and liquid market for the Company’s common shares will develop, or if one develops that it can be maintained. The absence of an active trading market may make it difficult to subsequently sell the Company’s common shares at the prevailing price, particularly in large quantities.  See further discussion in Item 5 of this report.

We are subject to extensive government regulation and supervision and possible regulatory enforcement actions and may experience higher costs and lower shareholder returns.

The banking industry is subject to extensive regulation and supervision that govern almost all aspects of our operations. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Company and Bank are regulated and supervised by the OCC and the FRB. Compliance with applicable laws and regulations can be difficult and costly and puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The Company’s regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. The Company’s industry is facing increased regulation as a result of financial crisis in the banking and financial markets. The Company and the Bank are subject to the requirements of the Order and the Agreement, which regulatory agreements require that we take extra actions and meet certain standards by the dates set forth in these agreements. Neither the Bank nor the Company is yet in compliance with all the requirements. Any failure to comply with the Order or the Agreement and any failure to comply with, or any change in, such regulation and supervision, or change in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, our subsidiary banks and other affiliates, and our operations. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.  Any failure to comply with such regulation or supervision could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

New or changed legislation or regulation could subject us to increased regulation and may adversely affect us.

Changes in federal and state legislation and regulation may affect our operations. The Dodd-Frank Act has, and is expected to, implement significant changes to the U.S. financial system, including providing for the creation of a consumer protection division at the FRB that will have broad authority to issue regulations governing the services and products we provide to consumers.  This additional regulation could increase our compliance costs and otherwise adversely affect our operations. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of our operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company’s cost of doing business and otherwise affect our operations, may significantly affect the markets in which the Company does business, and could have a materially adverse effect on the Company.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently conducts business from its main office located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512 and from its additional 21 branches located throughout Lackawanna, Luzerne, Wayne and Monroe counties.  At December 31, 2010, aggregate net book value of premises and equipment was $19.3 million.  With the exception of potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	1743 North Keyser Avenue

	Scranton, PA	Lease	Keyser Village Branch

5	23 West Market Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	301 McConnell Street
	Stroudsburg, PA	Own	Stroudsburg Branch

19	1127 Texas Palmyra Highway
	Honesdale, PA	Lease	Honesdale Route 6 Branch

20	5120 Milford Road
	East Stroudsburg, PA	Own	Marshalls Creek Branch

21	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

22	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

23	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

24	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

25	119-123 South Blakely Street
	Dunmore, PA	Own	Parking Lot

26	Rt. 940
	Blakeslee, PA	Own	Land

27	Route 611
	Paradise Township, PA	Own	Land

28	Main Street
	Taylor, PA	Own	Land

29	Milford Road
	East Stroudsburg, PA	Own	Land

30	1219 Wheeler Avenue
	Dunmore, PA	Lease	Wheeler Ave. Branch

31	280 Mundy Street
	Wilkes-Barre, PA	Own	Bank offices

32	785 Keystone Industrial Park Road	Lease	Bank Offices
Throop, PA

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

Item 4.                                   Mine Safety Disclosures

Not Applicable

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Stock and Dividends Paid

The Company’s common shares are not actively traded. The principal market area for the Company’s shares is northeastern Pennsylvania, although shares are held by residents of other states across the country.  In the fourth quarter of 2010, the Company was notified by the Financial Industry Regulatory Authority (“FINRA”) that the Company’s common shares would cease to be eligible for continued quotation on the Over the Counter (“OTC”) Bulletin Board after December 17, 2010.  This determination was based on the Company’s delay in filing its quarterly report on Form 10-Q for the third quarter of 2010.  The Company’s common shares are currently quoted on the OTC Markets Group, Inc. (formerly referred to as the “Pink Sheets”) under the symbol “FNCB”.  The Company intends to petition FINRA to return to full quotation status on the OTC Bulletin Board after becoming current with its 1934 Act reporting requirements.  Quarterly market highs and lows and dividends paid for each of the past two years are presented below.  These prices represent actual transactions.

	MARKET PRICE
	HIGH	LOW	DIVIDENDS PAID PER
QUARTER	2010		SHARE
First	$5.80	$4.51	$.00
Second	5.34	4.00	.00
Third	4.15	3.00	.00
Fourth	4.05	3.00	.00
			$0.00

QUARTER	2009
First	$11.90	$7.55	$11
Second	13.00	8.70	02
Third	9.25	5.50	02
Fourth	6.85	4.90	02
			$0.17

Holders

As of March 31, 2012 there were 1,627 holders of record of the Company’s common shares.

Dividend Calendar

Dividends on the Company’s common shares, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15.  Record dates for dividends are customarily on or about March 1, June 1, September 1, and

December 1.  The Company paid $2.7 million cash dividends in 2009 and no cash dividends in 2010. As of February 26, 2010, the Company has suspended paying dividends indefinitely and, as a result of the Order and the Agreement will not resume paying dividends without prior permission from the OCC and the Reserve Bank.

Equity Compensation Plan

Information regarding the Company’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2010 is set forth below:

The following table summarizes our equity compensation plan information as of December 31, 2010. These plans expired on August 30, 2010, and as such, no new grants of awards will be made pursuant to these plans.  Options, however, can be exercised up to ten years following their date of grant, accordingly, exercisable options remain outstanding.  Information is included for both equity compensation plans approved by First National Community Bancorp, Inc. shareholders and equity compensation plans not approved by First National Community Bancorp, Inc. shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1) (2)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by First National Community Bancorp, Inc. shareholders	222,616	$12.58	0
Equity compensation plans not approved by First National Community Bancorp, Inc. shareholders	0	0	0
Totals	222,616	$12.58	0

(1)  The number of shares to be issued upon exercise of outstanding options and the weighted average exercise price includes any options which will become exercisable within sixty (60) days after December 31, 2010.

(2)  The Company’s equity compensation plans include the 2000 Independent Directors Stock Option Plan and the 2000 Employee Stock Incentive Plan which were approved by shareholders on May 16, 2001.  All share and per share information has been adjusted to reflect prior stock dividends paid.

Performance Graph

The following graph compares the cumulative total shareholder return (i.e. price change, reinvestment of cash dividends and stock dividends received) on our common shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the SNL Bank Index.  The stock performance graph assumes that $100 was invested on December 31, 2005.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  The Company calculates each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e. more valuable) count for more in all indices.

Total Return Performance

	December 31,
Index	2005	2006	2007	2008	2009	2010
First National Community Bancorp, Inc.	100.00	121.08	101.50	60.02	33.96	17.01
NASDAQ Composite Index	100.00	110.39	122.15	73.32	106.57	125.91
SNL $1B-$5B Bank Index	100.00	115.72	84.29	69.91	50.11	56.81

(*)                                 Source: SNL Financial LC, Charlottesville, VA © 2011.  SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

Assumes a $100 investment on December 31, 2005 and reinvestment of all dividends.  The graph above is not indicative of future price performance.

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

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Total assets	$1,167,298	$1,366,332	$1,313,759	$1,297,553	$1,186,327
Securities, available-for-sale	251,072	252,946	245,900	295,727	268,794
Securities, held-to-maturity	1,994	1,899	1,808	1,722	1,639
Net loans	735,813	917,516	956,674	897,665	829,121
Total deposits	982,436	1,071,608	952,892	945,517	920,973
Borrowed funds	137,604	217,467	202,243	135,942	147,489
Shareholders’ equity	32,055	63,084	100,342	107,142	96,862

Interest income	55,471	64,398	73,451	81,886	68,668
Interest expense	21,868	25,196	33,242	42,572	33,186
Net interest income before provision for loan and lease losses	33,603	39,202	40,209	39,314	35,482
Provision for loan and lease losses	25,041	42,089	1,804	2,200	2,080
Non-interest income (loss)	1,478	(11,851)	7,812	6,345	4,897
Non-interest expenses	41,760	38,172	26,530	23,797	20,773
Income (loss) before income taxes	(31,720)	(52,910)	19,687	19,662	17,526
Provision (credit) for income taxes	—	(8,594)	4,604	4,966	4,017
Net income (loss)	(31,720)	(44,316)	15,083	14,696	13,509
Cash dividends paid	—	2,738	7,294	6,614	5,776

Per share data (1):
Earnings per share - basic	$(1.94)	$(2.74)	$0.95	$0.94	$0.88
Earnings per share - diluted	$(1.94)	$(2.74)	$0.95	$0.93	$0.87
Cash dividends (2)	$—	$0.17	$0.46	$0.42	$0.38
Book value per share	$1.95	$3.87	$5.59	$6.25	$6.80
Weighted average number of shares outstanding - basic	16,354,245	16,169,777	15,862,335	15,601,377	15,352,406
Weighted average number of shares outstanding - diluted	16,354,245	16,169,777	15,946,149	15,786,028	15,498,746
Average equity to average assets	4.10%	6.89%	8.12%	8.23%	8.25%

(1)  All per common share amounts reflect a 25% common stock dividend issued December 27, 2007 and a 10% stock dividend issued March 31, 2006.

(2)  Cash dividends per share have been adjusted to reflect the 25% stock dividend paid December 27, 2007 and the 10% stock dividend paid March 31, 2006.

The following table identifies financial performance ratios for the years ended:

	December 31,
	2010	2009	2008
Return on average assets	(2.44)%	(3.29)%	1.17%
Return on average equity	(59.44)%	(47.78)%	14.35%
Equity to assets ratio	4.10%	6.89%	8.12%
Dividend payout ratio	0.00%	(6.18)%	48.36%

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

The Company plans to file in the near term its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 and its annual report on Form 10-K for the year ended December 31, 2011.  This report should be read in conjunction with such reports and all such reports should be read in their entirety.

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

The Company cautions that the foregoing list of important factors is not all inclusive.  Readers are also cautioned not to place undue reliance on any forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by the Company on its website or otherwise.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this report.

2009 RESTATEMENT

In connection with regulatory reviews of the Company’s operations, financial statements and SEC filings, the Company determined that certain of its accounting and reporting policies did not conform to U.S. GAAP and were not being applied properly or should otherwise be revised.  As a result, the Company amended and restated its consolidated financial statements for the year ended December 31, 2009 and filed an amended annual report on Form 10-K/A with the SEC on December 2, 2011 (the “Amended Report”).  In connection with such restatement and amendment, during 2009 and as reflected in the Amended Report, the Company made changes to its accounting and reporting policies, which revised policies are reflected in this report for the years ended December 31, 2009 and December 31, 2010.  The Company made the following changes to its accounting and reporting policies in 2009:

•                  Before revising its policies, the Company did not properly formulate and evaluate its ALLL as a result of the timing of charge-offs and the recognition of TDRs.  In determining the ALLL, the Company formerly increased the specific reserve component of the ALLL when it determined a loan was impaired  rather than timely recognizing the loss and reducing the reserve.  The Company changed its ALLL policy to timely recognize charge-offs in the appropriate accounting period.  As revised, when a loan is determined to be impaired and collection of the entire amount of the loan is unlikely, the loan is charged off or charged down to the fair value of the collateral, thus reducing the carrying value of the loan and the ALLL.  Additionally, the method of calculating the general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was revised to assign these loans to one of three pools of “Pass”, “Special Mention” or “Accruing and Substandard” and to apply historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.

•                  In connection with determining the appropriate ALLL, the Company also revised its loan impairment measurement process.  The Company formerly employed a policy of impairing or charging off impaired collateral-dependent loans upon receipt of a certified appraisal of the collateral and only used alternative valuation sources for the purposes of writing down loans if the receipt of a certified appraisal was significantly delayed, the timing of receipt was uncertain and an alternative methodology could be derived that produced logical results such as an available appraisal for a similar property in a similar location.  As a result of input received from the Company’s regulators, the Company revised its valuation policy to record downward adjustments on impaired collateral-dependent loans based on a variety of valuation sources, including, but not limited to, certified appraisals, broker price opinions, letters of intent and executed sale agreements.

•                  The Company also revised its policy for determining and calculating the value of the pooled trust preferred collateralized debt obligations securities (“PreTSLs”) in its securities portfolio and the amount of related credit impairment to employ more severe assumptions. In changing the methodology, the Company adopted a policy that is more consistent with those used by other market participants and that uses the same approach to value all of the PreTSLs in the Company’s portfolio. The Company had formerly assumed that 50% of issuers who had deferred payments would recover, including by paying previously deferred amounts, within two years of deferral. However, the Company changed its policy to cause to be produced cash flow models for each security that assumes all deferring issuers default immediately, with no recovery assumed. The Company did not change its policy with respect to defaulted securities: credit impairment reflects the assumption that defaulted issuers default immediately with no recovery. In accordance with its former policy, the Company had not determined whether factors, other than existing deferrals or defaults, indicated that an impairment loss had been incurred with respect to performing issuers, but rather, it had assumed a 0.375% default rate for all securities and relied on market data provided by a third party. The Company changed its policy to evaluate each bank issuer based upon its financial trends, such as earnings, net interest margin, operating efficiency, liquidity, capital position, level of non-performing loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio and whether the issuer received TARP monies. Based on this analysis of historical experience and assumptions of future events for each bank issuer, the Company developed annual expected default rates specific to each bank issuer rather than using the same expected default rate of 0.375% for each issuer. Furthermore, it had previously relied on two outside service providers, including a third party who sold the Company the PreTSLs included in its securities portfolio to provide it with fair values for its PreTSLs. However, under the revised methodology, fair value was calculated by a third party valuation service unaffiliated with the PreTSLs based on the Company’s estimates of future cash flows and the assumption that an investor would require a 15% return on investment for PreTSL XIX and PreTSL XXVI and a 20% return on investment for the remaining PreTSLs to be willing to purchase the cash flows.

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

See Note 2 — “Summary of Significant Accounting Policies” and Note 5 — “Loans” of the consolidated financial statements included in Item 8 hereof for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques would be used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (level 3).  For level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.  See Notes 4 and 18 of the consolidated financial statements included in Item 8 hereof for more information about our securities valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company recognized OTTI charges on securities of $4.3 million, $20.6 million, and $ 0 in 2010, 2009, and 2008, respectively, within the consolidated statements of operations. For 2010, the OTTI charges relate mainly to estimated credit losses on pooled trust preferred securities. See - “Securities” section below and Note 4 — “Securities” to the consolidated financial statements included in Item 8 hereof for additional information about our OTTI charges.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure or deed in-lieu of foreclosure, that is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, which establishes a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  At the date of OREO is acquired, any write down to fair value less estimated selling costs is charged to the

ALLL. This determination is made on an individual asset basis.  Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

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

On an annual basis, the Company evaluates goodwill for impairment.  If circumstances are present that would indicate potential impairment of its goodwill, such as the trading value of the Company’s common shares below its book value, adverse changes in the business or legal climate, actions by regulators, or loss of key personnel, the Company would test  the carrying value of goodwill for impairment at an interim date.

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

The impairment test in 2009 resulted in $8.1 million of impairment, which reduced income by such amount and eliminated goodwill as of December 31, 2009.  The Company did not have any goodwill and therefore did not perform a goodwill impairment valuation in 2010.

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

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2010 and 2009, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.  Notes 2 and 13 to the consolidated financial statements include additional discussion on the accounting for income taxes.

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

Accounting Standards Update No. 2010-28 under ASC 350 details when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, and did not have a significant effect on the Company’s consolidated financial statements upon adoption.

ASU No. 2010-20, “Receivables (Topic 310) - “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., the roll forward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010. Comparative disclosures for reporting periods ending after initial adoption are required. Since the provisions of ASU 2010-20 are only disclosure related, our adoption of this guidance did not have an impact on our consolidated financial statements.

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

Standards to be Adopted In Future Periods

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

In June 2011, the FASB issued ASU 2011-05, -“Presentation of Comprehensive Income” (ASU 2011-05), an update to ASC Topic 220 - Comprehensive Income. ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting. The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. ASU 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 is an update only for presentation and as such will not impact the Company’s financial position, results of operations or cash flows.

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

SUMMARY OF PERFORMANCE

The Company reported a net loss of $31.7 million in 2010 compared to a $44.3 million net loss in 2009.  The basic loss per share decreased from the $(2.74) per share reported in 2009 to $(1.94) in 2010.

The sluggish economy and lower real estate values continued to impact borrowers’ abilities to make scheduled payments on their loans.  The Company recorded a $25.0 million provision for loan and lease losses in 2010 as compared to a $42.1 million provision recorded in 2009.  The provisions were needed to establish the ALLL at the amount the Company believes is adequate to absorb probable loan losses. Other key items contributing to the 2010 results included a $ 13.3 million increase in non-interest income, which increased from an $11.9 million loss in 2009 to $1.5 million in income in 2010, partially offset by a $3.6 million increase in non-interest expense.  The $13.3 million increase in non-interest income resulted from (i) a $16.4 million reduction in other than temporary impairment (“OTTI”) losses incurred on investment securities to $4.3 million in 2010 from the $20.6 million the Company recorded in 2009, partially offset by (ii) a $1.7 million loss on the sale of investment securities in 2010 from a $900 thousand gain in 2009.  The $3.6 million increase in non-interest expense resulted primarily from a $6.3 million increase in the OREO expense, a $1 million increase in occupancy expense, a $484 thousand  increase in legal fees, primarily attributable to loan foreclosures workouts and OREO sales, a $1.7 million increase in professional fees primarily attributable to increased regulatory compliance expenses, a $922 thousand increase in salary and benefits expenses and a $1.7 million increase in other operating expenses, partially offset by the $8.1 million decrease in goodwill impairment charges and a $1.3 million decrease in the provision for off balance sheet commitments.

The Company’s return on average assets for the years ended December 31, 2010 and 2009 was (2.44) % and (3.29) %, respectively while the return on average equity was (59.44) % and (47.78) %, respectively.

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and as such is the primary determinant of profitability. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets. The net interest margin was 3.07 % for the year ended December 31, 2010, a decrease of 28 basis points compared to the same period in 2009.  This decrease in the net interest margin was due to a 32.3% increase in non-earning assets and a 9.5% decrease in average loans outstanding.  Rate spread, the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities shown on a fully tax equivalent basis was 2.95% for 2010, a decrease of 19 basis points versus 2009.

Net interest income on a tax equivalent basis decreased $5.4 million to $37.7 million for 2010 compared with $43.1 million for 2009. During 2010, lower loan balances and lower yields on interest earning assets negatively impacted our net interest income.  The yield on loans and investments declined 22 basis points and 78 basis points, respectively, partially offset by a 27 basis point decline in the cost of average interest bearing liabilities and a slightly lower average interest bearing liabilities as compared to 2009. The Federal Reserve kept interest rates stable during 2009 and 2010 leaving the Federal Funds rate at an historic low of 25 basis points. The Company’s floating rate loans are largely indexed to the national prime rate and many of these loans are now at their floors and will remain there until the prime rate moves up enough for their rates to move above their floors. In addition, most of the time deposits in the Company’s funding portfolio matured and renewed at lower market rates in 2010.

Average loans totaled $879.0 million for the year ended December 31, 2010, a decrease of $91.8 million, or 9.5%, compared to the same period for 2009 primarily due to the net pay downs of commercial real estate loans of $62.6 million, sale of indirect auto loans of $36.7 million and the transfer of $9.9 million of foreclosed loans into Other Real Estate Owned (“OREO”).  Interest income on a tax equivalent basis for loans decreased $6.9 million due to the decrease of $91.8 million in average loans and a 22 basis point decrease in the average loan yield as loans continued to reset at lower rates and new business was originated at lower market rates compared with 2009. Average investment securities totaled $282.1 million, an increase of $6.7 million, or 2.4%, in 2010 compared to 2009. Interest income on a tax equivalent basis for investment securities decreased $1.8 million primarily due to reinvestment of pay downs and maturities into more liquid lower yielding securities. Average federal funds sold increased $30.1 million as the Company increased its holdings of liquid assets.  Interest income on interest-bearing deposits in other banks and federal funds sold increased $63 thousand as the increase in volume more than offset the 2 basis point decline in yield earned.

The interest income that would have been earned on nonaccrual and restructured loans outstanding at December 31, 2010, 2009 and 2008 in accordance with their original terms approximated $2.9 million, $2.8 million, and $1.1 million, respectively.  Interest income on impaired loans of $619 thousand, $976 thousand, and $0 was recognized based on payments received in 2010, 2009 and 2008, respectively.

Average interest bearing liabilities totaled $1.2 billion for the year ended December 31, 2010, a decrease of $6.8 million, or 0.6%, during 2010 compared to the same period in 2009 primarily due to a decrease in time deposits over $100,000 of $32.8 million, or 12.7%, and a decrease in borrowings of $39.0 million, or 16.5%. These decreases were partially offset by an increase in interest-bearing demand deposits of $41.3 million, or 13.2%, an increase in savings deposits of $12.5 million, or 15.3%, and an increase in other time deposits of $11.2 million, or 4.1%. The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 22, 19, 46, and 53 basis points respectively, from the same period in 2009. The average cost of interest-bearing deposits decreased by 41 basis points to 1.48% in 2010 from 1.89% in 2009.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The pricing decreases for these products resulted from an overall decrease in market rates.  The rate paid for savings deposits decreased from 0.73% in 2009 to 0.54% in 2010 and the rate paid on time deposits decreased from 2.47% during 2009 to 2.01% during 2010.

Average borrowed funds and other interest-bearing liabilities totaled $196.6 million for the year ended December 31, 2010 a decrease of $39.0 million, or 16.5%, compared to 2009. The Company used the funds provided from loan repayments primarily to pay off borrowings.  The 60 basis point increase in the cost of borrowed funds for the year ended December 31, 2010 is primarily attributable to the interest expense on the $25 million of subordinated debentures the Company issued during the fourth quarter of 2009 and the first quarter of 2010.

Average loans totaled $970.1 million for the year ended December 31, 2009, an increase of $36.2 million, or 3.95%, compared to the same period for 2008 primarily due to organic loan growth of $35.3 million in installment indirect auto loans. Interest income on a tax equivalent basis for loans decreased $7.4 million due to a 100 basis point decrease in the average loan yield as loan rates reset lower, new business was originated at lower market rates compared with the same period in 2008, and an increase in non-performing loans in 2009. Average investment securities totaling $275.4 million declined $7.1 million, or 2.5 percent in 2009 compared to the same period in 2008. Interest income on a tax equivalent basis for investment securities decreased $1.2 million primarily due to reinvestment of pay downs and maturities into more liquid lower yielding securities and the loss of dividends on stock in the Federal Home Loan Bank of Pittsburgh. Average federal funds sold increased $38.1 million as the Company increased its holdings of liquid assets.  Interest income on federal funds sold increased $86 thousand as the increase in volume more than offset the 142 basis point decline in yield earned.

During 2009, tax-equivalent net interest income decreased $374 thousand compared to 2008 primarily due to a decrease in average rates earned on interest-earning assets.

The $11.5 million increase in average loans outstanding led to a $612 thousand increase in interest income, which was partially offset by earnings lost due to transferring loans to nonaccrual status.

Investment securities interest income during 2009 decreased $1.2 million when compared to 2008 due primarily to a 0.30% decrease in the yield earned and the addition of lower yielding securities.

Deposit growth resulted in a $1.7 million increase in interest expense in 2009 as compared to 2008, however declining interest rates led to a $7.9 million reduction of interest expense resulting in a $6.2 million decrease in the cost of deposits.  That decrease combined with a $1.9 million decrease in the cost of borrowings resulted in an $8.0 million reduction in total interest expense which mostly offset the $8.4 million decrease in interest income for the year.

The following table reflects the components of net interest income for each of the three years ended December 31, 2010, 2009 and 2008:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and Net Interest Income on a Tax-Equivalent Basis

(in thousands)

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$826,188	$42,016	5.09%	$919,560	$49,015	5.33%	$885,457	$56,395	6.37%
Loans-tax free (4)	52,794	3,582	6.78%	51,206	3,520	6.87%	48,325	3,494	7.23%
Total Loans (1)(2)	878,982	45,598	5.19%	970,766	52,535	5.41%	933,782	59,889	6.41%
Securities-taxable	160,690	5,340	3.32%	161,094	7,759	4.82%	194,162	11,020	5.68%
Securities-tax free	121,367	8,470	6.98%	114,298	7,883	6.90%	88,376	5,774	6.53%
Total Securities (1)(5)	282,057	13,810	4.90%	275,392	15,642	5.68%	282,538	16,794	5.94%
Interest-bearing deposits in other banks and federal funds sold	$68,949	161	0.23%	38,863	98	0.25%	717	12	1.67%
Total Earning Assets	1,229,988	59,569	4.84%	1,285,021	68,275	5.31%	1,217,037	76,695	6.30%
Non-earning assets	97,793			73,911			83,915
Allowance for loan and lease losses	(25,587)			(12,770)			(6,861)
Total Assets	$1,302,194			$1,346,162			$1,294,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	353,579	3,442	0.97%	312,285	$3,725	1.19%	288,226	4025	1.40%
Savings deposits	93,598	502	0.54%	81,149	589	0.73%	74,349	692	0.93%
Time deposits over $100,000	225,446	3,416	1.52%	258,275	5,097	1.97%	182,205	6,633	3.64%
Other time deposits	283,214	6,832	2.41%	272,001	8,010	2.94%	309,585	12,240	3.95%
Total Interest-bearing Deposits	955,837	14,192	1.48%	923,710	17,421	1.89%	854,365	23,590	2.76%
Borrowed funds and other interest-bearing liabilities	196,606	7,676	3.90%	235,559	7,775	3.30%	237,631	9,652	4.06%
Total Interest-Bearing Liabilities	1,152,443	21,868	1.90%	1,159,269	25,196	2.17%	1,091,996	33,242	3.04%
Demand deposits	82,400			81,081			81,772
Other liabilities	13,982			13,070			15,194
Shareholders’ equity	53,369			92,742			105,129
Total Liabilities and Shareholders Equity	$1,302,194			$1,346,162			$1,294,091
Net Interest Income/Interest
Rate Spread (6)		37,701	2.94%		43,079	3.14%		43,453	3.26%
Tax equivalent adjustment		(4,098)			(3,877)			(3,244)
Net interest income as reported		$33,603			$39,202			$40,209

Net Interest Margin (7)			3.07%			3.35%			3.57%

(1)  Interest income is presented on a tax equivalent basis using a 34% rate for 2010 and 2009 and a 35% rate for 2008.

(2)  Loans are stated net of unearned income.

(3)  Nonaccrual loans are included in loans within earning assets

(4)  Loan fees included in interest income are not significant

(5)  The yields for securities that are classified as available for sale is based on the average historical amortized cost.

(6)     Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.

(7)  Net interest income as a percentage of total average interest earning assets.

Rate Volume Analysis

The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities.  The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.  Components of interest income and interest expense are presented on a tax-equivalent basis using the statutory federal income tax rate of 34% for 2010 and 2009 and 35% for 2008.

The following table shows the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

Rate/Volume Variance Report (1)

(in thousands-taxable equivalent basis)

	December 31,			December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Loans - taxable	$(4,820)	$(2,179)	$(6,999)	$460	$(7,840)	$(7,380)
Loans - tax free	108	(46)	62	152	(126)	26
Total loans	(4,712)	(2,225)	(6,937)	612	(7,966)	(7,354)
Securities - taxable	(19)	(2,400)	(2,419)	(1,695)	(1,566)	(3,261)
Securities - tax free	492	95	587	1,694	415	2,109
Total securities	473	(2,305)	(1,832)	(1)	(1,151)	(1,152)
Interest-bearing deposits in other banks and federal funds sold	71	(8)	63	638	(552)	86
Total interest income	(4,168)	(4,538)	(8,706)	1,249	(9,669)	(8,420)

Interest Expense:
Interest-bearing demand deposits	455	(738)	(283)	335	(635)	(300)
Savings deposits	82	(169)	(87)	63	(166)	(103)
Time deposits over $100,000	(595)	(1,086)	(1,681)	2,769	(4,305)	(1,536)
Other time deposits	319	(1,497)	(1,178)	(1,436)	(2,793)	(4,229)
Total interest-bearing deposits	261	(3,490)	(3,229)	1,731	(7,899)	(6,168)
Borrowed funds and other interest-bearing liabilities	(1,398)	1,299	(99)	(84)	(1,794)	(1,878)
Total interest expense	(1,137)	(2,191)	(3,328)	1,647	(9,693)	(8,046)
Net Interest Income	$(3,031)	$(2,347)	$(5,378)	$(398)	$24	$(374)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Goodwill Impairment

In connection with the purchase of the Honesdale branch completed in 2006, the Company acquired intangible assets of $9.8 million.  Of that amount, $1.7 million resulted from core deposit premium subject to periodic amortization over the useful life of 10 years.  Goodwill of $8.1 million, which is not subject to amortization, arose in connection with the acquisition.  In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the

Company’s goodwill was evaluated for impairment as of December 31, 2009.  The analysis included a combination of a market approach based analysis of comparable transactions, change of control premium to peer market price approach, a discounted cash flow analysis of the potential dividends of the Company and the assessment of the fair value of the Company’s statement of financial condition as of the measurement date. As a result of the analysis, the entire Goodwill balance of $8.1 million was written off as of December 31, 2009.

The following table displays the changes in the carrying amount of goodwill, in thousands, during the years ended December 31:

	2010	2009	2008
Balance as of January 1,	$—	$8,134	$8,134
Impairment write-off	—	(8,134)	—
Balance as of December 31,	$—	$—	$8,134

The Company has determined that the core deposit premium was not impaired.  Accordingly, the Company has not recorded any impairment charge on this asset in 2010, 2009 or 2008.  Refer to Note 9 to the consolidated financial statements.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL.  The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL.  The provision for loan and lease losses was $25.0 million in 2010 as compared to $42.1 million in 2009.  The decrease was primarily related to (i) a reduction in charge-offs of classified credits, (ii) the $181.6 million, or 19.3% reduction in gross loans, and (iii) a reduction in the number and volume of newly classified credits in 2010.

The provision for loan and lease losses was $42.1 million in 2009 as compared to $1.8 million in 2008.  The increase was primarily related to increased charge offs due to the decline in the real estate market and the prolonged deterioration in the economy as well as our change in policy for determining the ALLL, including an enhanced loan impairment measurement process and historical loss analysis.

Non-Interest Income

	2010	2009	2008
	(in thousands)
Service charges	$2,532	$2,863	$3,118
Net (loss) gain on the sale of securities	(1,714)	890	1,156
Other-than-temporary impairment loss on securities	(4,271)	(20,649)	—
Net gain on the sale of loans	1,198	1,481	414
Net gain on the sale of other real estate	403	309	520
Net (loss) gain on the sale of other assets	(60)	—	3
Other	3,390	3,255	2,601
Total non-interest income (loss)	$1,478	$(11,851)	$7,812

During 2010, total non-interest income increased by $13.3 million to $1.5 million from an $11.9 million loss in 2009.  The $13.3 million increase in non-interest income resulted primarily from a $16.4 million reduction in OTTI losses incurred on investment securities to $4.3 million in 2010 from the $20.6 million the Company recorded in 2009, partially offset by $2.6 million reduction in gains on the sale of investment securities from a $900 thousand gain in 2009 to a $1.7 million loss in 2010 and a $283 thousand reduction in gains recognized on the sale of loans.

During 2010 the Company recorded a $2.9 million loss on the sale of its entire portfolio of  PLCMOs.  The Company sold the PLCMOs to better manage and improve credit risk in its investment portfolio. The loss on the PLCMOs was partially offset by net gains of $1.2 million on the sale of agency mortgage-backed securities and municipal securities.

The credit loss component of OTTI is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided that the Company does not intend to sell, or that it is more likely than not that the Company will not be required to sell, the underlying debt security.

During 2009, total non-interest income (loss) decreased $19.7 million from the 2008 total primarily due to the recognition of OTTI charges on investment securities, in the amount of $20.6 million.  Gains from the sale of loans increased $1.1 million over 2008 as residential mortgages were sold to Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal Home Loan Bank (“FHLB”) in the secondary mortgage market.

During 2009, the Company recorded a $20.6 million OTTI charge on debt securities.  The charge includes $18.4 million in credit related OTTI on seven pooled trust preferred collateralized debt obligations and $2.2 million on eight private label mortgage-backed securities. All of the securities for which OTTI was recorded were classified as available-for-sale.  Additionally, $15 million in noncredit related OTTI was recorded in other comprehensive income on the fifteen securities classified as impaired.

Non-Interest Expense

	2010	2009	2008
	(in thousands)
Salary and employee benefits expense	$13,077	$12,155	$12,745
Occupancy expense	3,228	2,218	2,349
Equipment expense	1,763	1,828	1,811
Advertising expense	712	713	988
Data processing expense	2,023	1,928	1,610
Goodwill impairment	—	8,134	—
FDIC assessment	2,828	2,506	452
Bank shares tax	1,020	898	643
Net expense (income) of other real estate owned	7,521	1,250	(4)
Provision for off-balance sheet commitments	(678)	604	896
Legal expense	1,075	591	257
Professional fees	2,014	308	198
Loan collection expenses	647	236	—
Other operating expenses	6,530	4,803	4,585
Total non-interest expense	$41,760	$38,172	$26,530

In 2010, total non-interest expense increased $3.6 million, or 9.4%, from 2009 primarily due to a $6.3 million increase in OREO expense, a $484 thousand increase in legal fees, primarily attributable to loan foreclosures, workouts and OREO sales, a $1.7 million increase in professional fees primarily attributable to increased regulatory compliance expenses, a $922 thousand increase in salary and benefits expenses, a $1.0 million increase in occupancy expense, a $411 thousand increase in loan collection expenses and a $1.7 million increase in other expenses. These increases were partially offset by an $8.1 million reduction in goodwill impairment expense and a $1.3 million reduction in the provision for off-balance sheet commitments. During 2009, the Company wrote off all of the goodwill associated with its acquisition of its Honesdale branch.

Salary and employee benefit costs accounted for 31.3% of total operating expenses in 2010 as compared to 31.8% in 2009.  The increase in employee costs includes a $1.2 million increase in salaries, which reflects the cost of additional staff and merit increases.  As of December 31, 2010, the Company and the Bank had 339 full-time equivalent employees on staff as compared to 326 on December 31, 2009.  Employee benefits expense decreased by $194 thousand or 8.9% in 2010 compared to 2009 primarily due to the suspension of profit sharing payments partially offset by increased health insurance costs.

Occupancy expense increased $1.0 million or 45.5% in 2010 as compared to 2009.  The increase is primarily attributable to a $612 thousand increase in accrued rent expense and the addition of two locations that were in operation for the full year in 2010 as compared to part of the year in 2009.

FDIC assessment expense increased $322 thousand in 2010 as a result of the change in Bank’s risk-profile from Category I to a Category III.  This change resulted in an increase to the Bank’s annual risk based premium of approximately $1 million.  The premium increase became effective October 1, 2010.

The provision for off-balance sheet commitments decreased by $1.3 million in 2010 to a $678 thousand recovery as compared to the $604 thousand charge the Company recorded in 2009.  The reduction in the provision is primarily attributable to the $42.2 million reduction in the Bank’s commitment to extend credit to $183.6 million in 2010 as compared to $225.8 million in 2009.

In 2009, total non-interest expense increased $11.6 million, or 43.9%, from the 2008 total primarily due to the goodwill impairment charge of $8.1 million, a $2.1 million, or 286.4% increase in FDIC insurance premiums, and an increase in OREO expenses of $1.3 million primarily due to the increase from one property in 2008 to fourteen properties in 2009.  These increases were partly offset by a decrease of $292 thousand in the provision for off balance sheet commitments and a decrease of $509 thousand in salary and benefit costs compared to 2008 primarily due to a decrease in incentive compensation.  Refer to Note 9 to our consolidated financial statements included in Item 8 hereof for more information about goodwill impairment.

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

Prior to the final rule, most banks were in the best risk category and paid anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. On April 1, 2009, banks in this category were required to pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis.  Changes to the assessment system included higher rates for institutions that relied significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments were higher for institutions that relied significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including recent failures. The final rule also provided incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

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

Net expense of OREO increased $6.3 million to $7.5 million in 2010 from $1.2 million in 2009.  The net increase is primarily attributable to impairment charges in the amount of $5.9 million that were recorded in 2010 compared to $435 thousand in 2009.  The impairment charges resulted from the reduction in property values, which declines in value the Company based on updated appraisals.  The impairment charge on two land development properties totaled $3.2 million, or 54.6% of the total $5.9 million dollar charge.  Insurance, real estate taxes and other expenses associated with the operation of OREO totaled $1.6 million in 2010 and $815 thousand in 2009, respectively.

Loan collection expenses increased $411 thousand to $647 thousand in 2010 from $236 thousand in 2009.  Loan collection expenses primarily consist of real estate taxes the Company pays to protect its lien position in mortgage loans that are in the process of collection or workout.

Provision for Income Taxes

For the year ended December 31, 2010, the Company did not record a provision or benefit for income taxes as compared to the income tax benefit of $(8.6) million recorded in 2009.  In 2010, the Company recorded a $13 million valuation charge against its deferred tax assets increasing the valuation allowance to $25.3 million at December 31, 2010 from $12.1 million at December 31, 2009.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance.

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

FINANCIAL CONDITION

Total assets decreased $199.0 million, or 14.6% during 2010, primarily due to a $181.7 million, or 19.8% decline in net loans, an $11.9 million, or 13.7% decline in cash and cash equivalents and a $2.9 million, or 8.7% decrease in other assets.  The Company did not pay any dividends in 2010 as compared to the $0.17 per share and the $0.46 per share dividends paid in 2009 and 2008, respectively. The Company suspended paying dividends in 2010 to conserve capital and comply with regulatory requirements.

Securities

The Company holds debt securities primarily for liquidity, interest rate risk management needs and to provide a source of interest income. Securities are classified as held to maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity.  Securities not classified as held to maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  The Company determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost. Federal Reserve Bank stock is included in other assets.

At December 31, 2010, the Company’s investment portfolio was comprised of U.S Government agency securities, tax-exempt obligations of states and political subdivisions, government sponsored agency collateralized mortgage obligations, residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”), and insurance companies, corporate debt and equity securities.

Among other securities, the Company’s investments in PreTSLs may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers. Many of the bank issuers of PreTSLs within the Company’s investment portfolio remain participants in the U.S. Treasury’s TARP CPP.  For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP CPP.  Some bank issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Treasury and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.  See the “Other-Than-Temporary-Impairment” section below for further details.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held to maturity securities, which are carried at amortized cost, at the dates indicated:

	December 31,
	2010	2009	2008
	(in thousands)
Obligations of U.S. government agencies	$8,307	$27,089	$32,233
Obligations of state and political subdivisions	113,347	120,569	101,451
Collateralized mortgage obligations:
Government sponsored agency	77,816	53,495	29,223
Private label	—	21,059	31,840
Residential mortgage-backed securities:
Government sponsored agency	49,120	27,442	30,061
Pooled Trust Preferred Senior Class	1,422	1,391	2,775
Pooled Trust Preferred Mezzanine Class	1,647	2,419	14,877
Corporate debt securities	395	356	4,274
Equity securities	1,012	1,025	974
Total	$253,066	$254,845	$247,708

The following table sets forth the aggregate fair value, which is also book value, of the securities of any issuer of securities whose aggregate carrying value exceeds ten percent of shareholders’ equity as of December 31, 2010.

Issuer	Fair Value
(in thousands)
St Clair County, IL Scool District #119 Belle Valley	$3,316

During 2010 the Company sold its entire portfolio of PLCMOs to better manage and improve credit risk in its investment portfolio.  The Company used proceeds from these sales and cash provided by operations to purchase U.S. Government guaranteed and U.S. Government agency sponsored mortgage-backed securities.

The following table sets forth the maturities of available for sale securities and held-to-maturity securities, based on book value at December 31, 2010 (in thousands) and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—
Yield
Obligations of U.S. government agencies				8,307			8,307
Yield				3.28%			3.24%
Obligations of state and political subdivisions (1)		2,576	7,204	101,573			111,353
Yield		6.31%	6.38%	6.45%			6.44%
Corporate debt securities				395			395
Yield				0.91%			0.91%
CMOs:
Government sponsored agencies					77,816		77,816
Yield					3.373%		3.37%
Residential mortgage-backed securities:
Government sponsored agencies					49,120		49,120
Yield					3.688%		3.69%
Pooled Trust Preferred Senior Class				1,422			1,422
Yield				1.07%			1.24%
Pooled Trust Preferred Mezzanine Class				1,647			1,647
Yield				0.00%			0.00%
Equity securities (2)						1,012	1,012
Yield						4.993%	4.99%
Total available-for-sale maturities	$—	$2,576	$7,204	$113,344	$126,936	$1,012	$251,072
Weighted yield	0.00%	6.31%	6.38%	5.68%	3.50%	4.99%	4.85%

Held-to-maturity securities
Obligations of state and political subdivisions			1,585	409			1,994
Yield			7.24%	7.18%
Total held-to-maturity securities	$—	$—	$1,585	$409	$—	$—	$1,994
Weighted yield	0.00%	0.00%	7.24%	7.18%	0.00%	0.00%	7.23%

(1) Yields on state and municipal securities have been adjusted to a tax equivalent yields using a 34% federal income tax rate.

(2) Yield represents 2010 actual return.

Other-Than-Temporary Impairment (“OTTI”)

The Company tests its securities for OTTI using the guidance provided in ASC Topic 320, “Investments-Debt and Equity Securities.” Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be other-than-temporarily-impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. Based on current authoritative guidance, when a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors such as market risk. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily-impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Based on the Company’s evaluation at December 31, 2010, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of seven PreTSLs. The Company’s estimate of discounted projected cash flows it expects to receive was less than the securities’ carrying value, resulting in a credit-related impairment charge to earnings for the year ending December 31, 2010 of $4.3 million. The $4.3 million charge consisted of $4.2 million and $0.1 million in credit-related impairments on its PreTSLs and PLCMOs, respectively. The Company sold its entire holding in PLCMOs during the third quarter of 2010.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of December 31, 2010, the book value of our PreTSLs totaled $12.1 million with an estimated fair value of $3.1 million and is comprised of seven securities each of which is collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches and the mezzanine tranches all possess credit ratings below investment grade.  During 2010, all of the pooled issues were downgraded further by either Moody’s or Fitch rating services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  As of December 31, 2010, six of these securities had no excess subordination and one had excess subordination equal to 7.69% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes. It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of December 31, 2010:

							Actual
						Current	Deferrals /
			Excess			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
		(in thousands)
PreTSL VIII	$233,300	$391,931	$(158,631)	59.53%	N/A	22	44.80%	2.75%
PreTSL IX	313,520	335,473	(21,953)	93.46%	N/A	36	30.30%	1.75%
PreTSL X	260,780	350,223	(89,443)	74.46%	N/A	35	45.50%	2.40%
PreTSL XI	410,965	462,923	(51,958)	88.78%	N/A	46	30.20%	2.45%
PreTSL XIX	529,581	546,245	(16,664)	96.95%	N/A	53	24.30%	2.06%
PreTSL XXVI	679,200	630,711	48,489	107.69%	7.69%	54	29.60%	1.68%
PreTSL XXVIII	275,850	306,565	(30,715)	89.98%	N/A	43	23.60%	2.08%

The following list details information for each of the Company’s investments in PreTSLs as of December 31, 2010 (in thousands):

					Moody’s /	Credit	Credit
		Book	Fair	Unrealized	Fitch	Impairment	Impairment
Security	Class	Value	Value	Gain (Loss)	Ratings	this period	Cumulative

PreTSL VIII	Mezzanine	$36	$7	$(29)	C / C	$44	$2,964
PreTSL IX	Mezzanine	1,320	419	(901)	Ca / C	—	1,680
PreTSL X	Mezzanine	212	8	(204)	C / C	142	2,787
PreTSL XI	Mezzanine	1,574	268	(1,306)	Ca / C	640	3,426
PreTSL XIX	Mezzanine	4,712	941	(3,771)	Ca / CC	1,399	2,463
PreTSL XXVI	Senior	3,863	1,422	(2,441)	B1 / CCC	—	251
PreTSL XXVIII	Mezzanine	396	4	(392)	C / C	1,984	9,027
Total		$12,113	$3,069	$(9,044)		$4,209	$22,598

The Company’s PreTSLs are evaluated for OTTI within the scope of ASC Topic 325 by determining whether an adverse change in estimated cash flows has occurred. The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2010. The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related OTTI exists.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default,  discount rates, prepayment rates and the creditworthiness of the underlying issuers. The following provides additional information for each of these variables:

•                  Probability of Default -  An issuer level approach is used to analyze each security and default and recovery assumptions are based on the credit quality of the underlying issuers (generally, bank holding companies or insurance companies).  Each bank issuer is evaluated based upon an examination of the trends in its earnings, net interest margin, operating efficiency, liquidity, capital position, level of nonperforming loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio, and whether the bank received TARP monies. From this information, each issuer bank that is currently performing is assigned a category of Good, Average, Weak, or Troubled. Default rates are then assigned based upon the historical performance of each category. Additionally, because the information available to the Company regarding the underlying insurance company issuers is more limited than for bank issuers, rather than performing an analysis of each issuer’s results and assigning insurance company issuers to these same categories, the Company uses the Moody’s one year long-term default rate assumption for insurance companies. The historical default rates used in this analysis are:

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

•                  Estimates of Future Cash Flows - While understanding the composition and characteristics of each bank issuer is important in evaluating the security, certain issuers have a disproportionate impact (both positive and negative) based upon other attributes, such as the interest rate payable by each issuer. Each credit is assessed independently, and the timing and nature of each issuer’s performance is assessed. Once assessed, the expected performance of each issuer is applied to a structural cash flow model. Due to the complexity of these transactions, the expected performance of each unique issuer requires an adherence to the governing documents of the securitization to derive a cash flow. A model produced by a third party is utilized to assist in determining cash flows. Utilization of third party cash flow modeling to derive cash flows from assumptions is a market convention for these types of securities.

•                  Discount Rate - The Company is discounting projected cash flows based upon its discount margin defined at the time of purchase, which constitutes a spread over 3-month LIBOR plus credit premium, consistent with our pre-purchase yield.

•                  Prepayment Rate - Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $0.8 million and $1.0 million, respectively, to the $4.3 million impairment charge taken during 2010.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities. While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and issuers are evaluated and stressed to determine cash flow. These include but are not limited to the interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility.  Issuer level credit analysis considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment. Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny. The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings for the years ended December 31, 2010 and 2009 of $4.2 million and $18.4 million, respectively. Prior to the sale of the Company’s PLCMOs during 2010, impairment charges were recorded for the years ended 2010 and 2009 in the amount of $0.1 million and $2.2 million, respectively for these securities. The total impairment charges for 2010, 2009 and 2008 amounted to $4.3 million, $20.6 million and $0, respectively.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Rollforward of Cumulative Credit Loss

	2010	2009	2008
Beginning Balance January 1	$20,649	$—	$—
Credit losses on debt securities for which OTTI was not previously recognized		20,649
Additional credit losses on debt securities for which OTTI was previously recognized	4,271	—	—
Less: Sale of PLCMOs for which OTTI was previously recognized	(2,322)	—
Ending Balance, December 31	$22,598	$20,649	$—

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $11.6 million and $11.8 million at December 31, 2010 and 2009, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh during 2010.

Loans

The net loan balance declined in 2010 primarily as a result of net loan payoffs, loan sales, charge-offs, and transfers to OREO. Net loans declined $181.7 million, or 19.8%, to $735.8 million as of December 31, 2010 from $917.5 million as of December 31, 2009.  Net loans represented 63.0% of total assets as of December 31, 2010, compared to 67.2% as of December 31, 2009.  Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, commercial land acquisition and development, and residential real estate, declined by $96.6 million, or 18.6% to $421.6 million as of December 31, 2010, from $518.2 million as of December 31, 2009.  Real estate secured loans as a percentage of total gross loans have increased from 55.2% as of December 31, 2009 to 55.6% of the loan portfolio as of December 31, 2010.  The increase in real estate loans as a percentage of the gross loan portfolio is primarily attributable to the decline in gross loans outstanding.

Commercial and industrial loans decreased $22.2 million, or 10.1%, during the year to $197.7 million as of December 31, 2010 from $219.9 million as of December 31, 2009.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The decrease was primarily a reduction in borrowings under revolving line of credit facilities within the portfolio.  Loans secured by commercial real estate decreased $65.0 million, or 20.2%, to $256.3 million as of December 31, 2010 from $321.3 million as of December 31, 2009.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is primarily attributable to large payoffs, along with charge-offs and transfers to OREO. Construction, land acquisition and development loans decreased $21.0 million, or 21.3%, during the year to $77.4 million as of December 31, 2010 from $98.4 million as of December 31, 2009. The decrease in construction, land acquisition and development loans is primarily attributable to charge-offs, transfers to OREO and a decrease in lending.

Residential real estate loans totaled $87.9 million as of December 31, 2010.  This represents a decrease of $10.6 million, or 10.8%, from $98.5 million as of December 31, 2009.  The components of residential real estate loans include fixed rate mortgage loans and home equity loans and lines of credit.  The Company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.   Consumer loans decreased $53.8 million during the year, or 32.7%, to $110.9 million as of December 31, 2010 from $164.7 million as of December 31, 2009.  In 2010, the Company sold $36.7 million in loans in its indirect auto loan portfolio.

Loans to states and municipal governments totaled $27.7 million as of December 31, 2010, a decrease of $9.0 million, or 24.6%, from $36.8 million as of December 31, 2009.  The decrease resulted from state and municipal governments’ ability to refinance their outstanding obligations with lower-cost funding.

Details regarding the loan portfolio for each of the last five years ended December 31 are as follows (in thousands):

	2010	2009	2008	2007	2006
Residential real estate	$87,925	$98,517	$140,067	$142,807	$147,980
Commercial real estate	256,327	321,326	320,302	436,861	418,844
Construction land acquisition and development (1)	77,395	98,383	130,546	—
Commercial and industrial	197,697	219,889	219,821	202,665	157,837
Consumer	110,853	164,670	119,909	91,052	80,770
State and political subdivisions	27,739	36,780	34,334	32,136	31,591
Total loans, gross	757,936	939,565	964,979	905,521	837,022
Unearned discount	(225)	(298)	(380)	(470)	(569)
Net deferred loan fees and costs	677	707	329	183	206
Allowance for loan and lease losses	(22,575)	(22,458)	(8,254)	(7,569)	(7,538)
Loans, net	$735,813	$917,516	$956,674	$897,665	$829,121

(1) Prior to December 31, 2008 construction land acquisition & development were included in the commercial real real estate portfolio.

The following schedule shows the re-pricing distribution of loans outstanding as of December 31, 2010.  Also provided are these amounts classified according to sensitivity to changes in interest rates (amounts in thousands):

	Within One Year	One to Five Years	Over Five Years	Total
Residential real estate	$25,163	$24,582	$38,180	$87,925
Commercial real estate	179,691	67,319	9,317	256,327
Construction, land acquisition & development	44,366	14,045	18,984	77,395
Commercial and Industrial	154,531	38,241	4,925	197,697
Consumer	41,198	56,473	13,182	110,853
State and political subdivisions	3,311	1,173	23,255	27,739
Total	$448,260	$201,833	$107,843	$757,936

Loans with predetermined interest rates	$50,991	$108,513	104,589	$264,093
Loans with floating rates	397,269	93,320	3,254	493,843
Total	$448,260	$201,833	$107,843	$757,936

Loan Concentrations:  At December 31, 2010 and 2009, the Bank’s loan portfolio was concentrated in loans in the following industries. Approximately ninety-seven percent of loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Bank.

(in thousands)

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans

Land subdivision	$29,518	3.89%	$54,649	5.82%	$89,040	9.23%
Shopping centers/complexes	26,298	3.47%	32,376	3.45%	41,404	4.29%
Gas stations	18,289	2.41%	22,606	2.41%	27,982	2.90%
Office complexes/units	16,842	2.22%	25,352	2.70%	19,067	1.98%
Solid waste landfills	52,270	6.90%	43,297	4.61%	35,132	3.64%

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans which are identified as troubled debt restructures (“TDRs”) or are non-accrual and substandard or doubtful loans are considered impaired.  Impaired loans are analyzed individually for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.   For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as TDRs and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve an extension of a loan’s stated maturity date, a reduction of the rate, or payment modifications.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This generally occurs when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment.  When the interest accrual is discontinued, all unpaid interest income is reversed and charged back against current earnings.  Any cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and are current for six consecutive months.

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

The following schedule reflects non-performing loans (including non-performing TDRs), OREO and performing TDRs as of December 31 for each of the last five years, (in thousands):

	2010	2009	2008	2007	2006
Nonaccrual loans	$28,267	$25,865	$22,263	$3,106	$2,299
Loans past due 90 days or more and still accruing	99	117	1,151	904	412
Total Non-Performing Loans	28,366	25,982	23,414	4,010	2,711
Other Real Estate Owned	9,633	11,184	2,308	2,588	2,188
Total Non-Performing Loans and OREO	$37,999	$37,166	$25,722	$6,598	$4,899
Performing TDRs	$2,513	$10,743	$—	$—	$—
Non-performing loans as a percentage of gross loans	3.74%	2.77%	2.40%	0.40%	0.30%

In 2010, total non-performing loans and OREO increased $833 thousand, or 2.2%, from $37.2 million as of December 31, 2009 to $38.0 million as of December 31, 2010, as the effects of the severe and prolonged economic downturn continued to impact individual and business customers of the Company.  Non-performing loans and OREO represented 116.3% of shareholders’ equity as of December 31, 2010, as compared to 58.9% of shareholders’ equity as of December 31, 2009.  The increase in non-performing loans and OREO as a percentage of shareholders’ equity is driven primarily by the reduction of the Company’s equity as a result of the $31.7 million net loss incurred during 2010. Included in non-performing assets are nonaccrual loans which increased $2.4 million during the year.  The increase in nonaccrual loans is primarily centered in commercial and industrial loans, along with commercial real estate loans.  A further deterioration in economic conditions could lead to additional increases in impaired loans.

In addition to the non-performing loans identified in the table above, at December 31, 2010, we had potential problem loans consisting of substandard and accruing loans in the amount of $35.5 million.

The Company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the Company’s general market area.  Over the past seven years, the Company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota.  The majority of these loans were for out of market commercial real estate projects.  Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the remaining four (4) projects were located in Florida.  The Company’s original aggregate commitment for these various loans totaled approximately $34 million.  Two of these loans, one local Pennsylvania project and the New York project, have been paid in full.  The remaining Pennsylvania loan continues to pay as agreed but is rated as “Substandard”.  The Company did not recognize any charge-offs on the Florida loans during 2010, although the Company did write down the two Florida properties held in OREO by a combined $897 thousand during 2010.  During 2009, the Company recognized charge offs in excess of $11.3 million against the four Florida credits.  This amount represents 40% of the Company’s total charge offs that were recognized in fiscal 2009.  The remaining outstanding balance under these Florida participations totals $6.4 million.  These credits are all classified as either non-performing or as OREO.  All of these credits have been written down to the current fair market value of each respective property.

During 2010 reclassifications of performing loans to non-accrual primarily consisted of four (4) large loans totaling $9.7 million.  These credits are:

•      $2.2 million — This credit represents the non-guaranteed portion of a government guaranteed loan secured by commercial real estate; this credit was written down to $900 thousand as of December 31, 2010.  Additionally, $135 thousand of the allowance for loan losses is allocated to this credit.

•      $2.2 million — This credit represents a term loan and line of credit secured by commercial real estate; this credit was written down to $1.8 million as of December 31, 2010.  Additionally, $180 thousand of the allowance for loan losses is allocated to this credit.

•      $1.4 million — This credit represents a residential mortgage loan and home equity loan secured by a personal residence; $785 thousand of the allowance for loan losses is allocated to this credit.  Both the residential mortgage loan and home equity loan were current as of December 31, 2010.

•      $3.9 million — This credit represents multiple loans secured by commercial real estate; this credit was written down to $3.1 million as of December 31, 2010.  Due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

The four credits reclassified during 2010 together with five credits reclassified in prior years constituted 65% of total non-performing loans as of December 31, 2010.  The five credits reclassified prior to 2010 are:

•      $4.8 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s general market area; this credit was written down to $3.3 million as of December 31, 2010.  Additionally, $310 thousand of the allowance for loan losses is allocated to this credit.

•      $11.1 million — This credit represents a land development loan secured by a residential subdivision.  This credit was written down to $2.6 million as of December 31, 2010.  Due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

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

The following table outlines delinquency and non-accrual loan information within the Company’s loan portfolio:

	2010	2009	2008
Accruing
30-59 days	0.52%	0.35%	0.89%
60-89 days	0.16%	0.05%	0.64%
90 + days	0.01%	0.01%	0.12%
Non-Accrual	3.74%	2.75%	1.79%
Total Delinquencies	4.43%	3.16%	3.44%

Delinquencies for accruing loans remained relatively stable in 2010 compared to 2009 due to transfers of loans to nonaccrual and more rigorous collection activity.  The increases in the delinquency percentages, as a percentage of total loans, are predominately attributable to the significant decrease in the Company’ loan portfolio. In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

As of December 31, 2010, the Company’s ratio of nonperforming loans to total gross loans was 3.7% compared to the 2.8% reported as of December 31, 2009.  The Company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment. The increase in the ratio as a percentage of total loans, is primarily a result of the decrease in the loan portfolio.

OREO totaled $9.6 million as of December 31, 2010, which is a decrease of $1.6 million from $11.2 million as of December 31, 2009.  As of December 31, 2010, OREO consisted of twenty eight properties compared to sixteen properties as of December 31, 2009.  Ten of the properties held in OREO as of December 31, 2010 represent approximately 74% of the total.  Included in OREO are six properties totaling $2.2 million, or 22%, of OREO, located outside of the Company’s general market area.  Additionally, $4.9 million, or 51%, of OREO is located in the Pocono Mountains region located within the Company’s primary market area that has been particularly hard hit during the current economic recession.

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

The Company foreclosed on twenty-two properties during the twelve months ended December 31, 2010, six of which totaled $6.9 million and represented a majority of the additions. In connection with the transfer to OREO, the Company charged off $4.8 million of the loan balances against the ALLL to bring the properties down to their fair value of $9.6 million.

The following schedule reflects the roll forward of OREO (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Balance, beginning of year	$11,184	$2,308	$2,588
Additions	9,928	11,717	—
Write-downs	(5,906)	(434)	—
Carrying value of OREO sold	(5,573)	(72)	(280)
Transfer to bank premises	—	(2,335)	—
Balance, end of year	$9,633	$11,184	$2,308

The following schedule reflects a breakdown of OREO for the periods presented:

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Land / Lots	$8,357	$5,887	$2,308	$2,588	$2,188
Commercial Real Estate	1,086	4,852	—	—	—
Residential Real Estate	190	445	—	—	—
Total Other Real Estate Owned	$9,633	$11,184	$2,308	$2,588	$2,188

The expenses related to maintaining OREO and the subsequent write downs of the properties related to declines in value since foreclosure amounted to $7.5 million, $1.2 million, and $(4) thousand for the years ended December 31, 2010, 2009, and 2008, respectively.

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

In its evaluation, management considers qualitative and environmental factors, including, but not limited to:

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

Doubtful loans, non-accrual and substandard loans, and troubled debt restructurings are considered to be impaired and are analyzed individually to determine the amount of impairment.  Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  The fair value of collateral method is generally used for this measurement unless the loan is non-collateral dependent in which case, a discounted cash flow analysis is performed.  Appraisals are received at least annually to ensure that impairment measurements reflect current market conditions.  Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used.  Only downward adjustments are made based on these supporting values.  Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process.  Sales costs are periodically revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The Company’s ALLL consists of both specific and general components.  At December 31, 2010, the ALLL that related to impaired loans, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $1.8 million, or 8.0% of total ALLL.  A general allocation of $20.8 million was calculated for loans analyzed under ASC 450 “Contingencies” (“ASC 450”), which represented 92.0% of the total ALLL of $22.6 million.  The ratio of the ALLL to total loans at December 31, 2010 and 2009 was 2.98% and 2.39%, respectively, based on total loans of $757.9 million and $939.6 million, respectively.

The following table presents an allocation of the ALLL and percent of loans in each category as of December 31:

Allocation of the Allowance for Loan Losses

	(in thousands)
	2010		2009		2008		2007		2006
		Percent of Loans		Percent of Loans		Percent of Loans		Percent of Loans		Percent of Loans
		in Each Category		in Each Category		in Each Category		in Each Category		in Each Category
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Allowance	to Total Loans	Allowance	to Total Loans
Residential real estate	$2,176	11.60%	$696	10.49%	$259	15.47%	$91	15.77%	$114	17.68%
Commercial real estate (1)	9,640	33.82%	8,397	34.20%	—	45.68%	—	48.24%	—	50.04%
Construction, land acquisition & development (2)	4,170	10.21%	6,285	10.47%	—	0.00%	—	0.00%	—	0.00%
Commercial and industrial	4,850	26.08%	4,507	23.40%	7,462	22.90%	7,019	22.38%	6,995	18.86%
Consumer	1,173	14.63%	1,980	17.53%	481	12.38%	405	10.06%	377	9.65%
State and political	566	3.66%	593	3.91%	52	3.57%	54	3.55%	52	3.77%
Total	$22,575	100.00%	$22,458	100.00%	$8,254	100.00%	$7,569	100.00%	$7,538	100.00%

(1)	Prior to December 31, 2009, the commercial real estate allowance for loan and lease losses was combined with commercial and industrial loans.

(2)	Prior to December 31, 2009, the Construction Land Acquisition & Develpoment allowance for loan and lease losses was combined with commercial real estate loans.

The following schedule presents an analysis of ALLL for each of the last five years (in thousands):

	2010	2009	2008	2007	2006
Balance, January 1,	$22,458	$8,254	$7,569	$7,538	$7,528
Charge-Offs:
Residential Real Estate	221	307	51	952	—
Commercial Real Estate	5,049	24,980	262	1,663	1,802
Construction, Land Acquisition & Development (1)	12,893	—	—	—	—
Commercial and Industrial	6,883	2,247	466	329	83
Consumer	736	483	548	452	535
State and political subdivisions	—	—	—	—	—
Total Charge-Offs	25,782	28,017	1,327	3,396	2,420
Recoveries on Charged-Off Loans:
Residential Real Estate	32	—	—	5	—
Commercial Real Estate	152	33	17	1,018	110
Construction, Land Acquisition & Development (1)	303	—	—	—	—
Commercial and Industrial	151	22	6	6	8
Consumer	220	77	185	198	232
State and political subdivisions	—	—	—	—	—
Total Recoveries	858	132	208	1,227	350
Net Charge-Offs	24,924	27,885	1,119	2,169	2,070
Provision for loan and lease losses	25,041	42,089	1,804	2,200	2,080
Balance, December 31,	$22,575	$22,458	$8,254	$7,569	$7,538

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	2.84%	2.87%	0.12%	0.24%	0.27%
Allowance for loan and lease losses as a percentage of gross loans outstanding at end of period	2.98%	2.39%	0.86%	0.84%	0.90%

(1)	Prior to December 31, 2010 the charge-offs and recoveries for construction, land acquisition & development allowance for loan and lease losses was combined with commercial real estate loans.

The ratio of the ALLL to total gross loans at December 31, 2010 and 2009 was 2.98% and 2.39%, respectively.  Gross loans fell from $939.6 million at December 31, 2009 to $757.9 million at December 31, 2010.  The ALLL increased $117 thousand from $22.5 million at December 31, 2009 to $22.6 million at December 31, 2010.   Net charge-offs totaled $24.9 million in 2010.  The continued economic weakness has led to increased delinquencies and non-accruing loans.  Non-accrual loans increased from $25.9 million at December 31, 2009 to $28.3 million at December 31, 2010.  As a result of these charge-offs and an increase in nonaccrual loans, the Company added provisions of $25.0 million in 2010.

Charge-off activity decreased in 2010 from $27.9 million in net charge offs in 2009 to $24.9 million in 2010.  Included in net charge-offs for 2010 is $9.6 million of commercial real estate loan and land acquisition and development loan charge-offs associated with properties located in the Pocono Mountains region.  Other land acquisition and development loan charge-offs outside of this specific region totaled $5.5 million during the year.  In addition, the Bank charged-off $4.7 million in commercial and industrial loans to two companies that provide financial services.  All other charge-off and recovery activity is consistent with the normal course of business.  Management is actively pursuing work out and collections efforts to collect on these loans.

Funding Sources

The Company utilizes traditional deposit products, such as demand, savings, negotiable order of withdrawal (“NOW”), money market, and time as its primary funding sources to support the earning asset base and future growth. Other sources, such as short-term FHLB advances, federal funds purchased, brokered time deposits and long-term FHLB borrowings may be utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities of $1.2 billion remained relatively unchanged for the year ended December 31, 2010 compared to 2009.  The rate paid on interest-bearing liabilities decreased from 2.17% in 2009 to 1.90% in 2010.  This decrease caused a reduction in interest expense of $3.3 million, or 13.2%, from $25.2 million in 2009 to $21.9 million in 2010.

Deposits

Average interest-bearing deposits increased $32.1 million, or 3.5% during 2010 compared to 2009.  The increase resulted primarily from increases in interest-bearing demand accounts, savings deposits and other time deposits which were offset by a decrease in time deposits over $100,000.  Average other time deposits increased $11.2 million, or 4.1% during 2010 as compared to 2009.  Average interest-bearing demand accounts increased $41.3 million, or 13.2% during 2010 when compared to 2009.  The increase in average interest-bearing demand deposits resulted primarily from an increase in personal and municipal NOW accounts.  The average balance of savings accounts increased $12.4 million, or 15.3% during 2010 when compared to 2009.  The average balance of time deposits over $100,000 decreased $32.8 million, or 12.7% as the Bank reduced rates on deposits with the decline in market rates. The rate paid on average interest-bearing deposits decreased from 1.89% during 2009 to 1.48% in 2010.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.    The pricing decreases for these products resulted from an overall decrease in market rates.  The rate paid on average interest bearing demand deposits decreased from 1.19% during 2009 to 0.97% in 2010.  The rate paid for savings deposits decreased from 0.73% in 2009 to 0.54% in 2010 and the rate paid on time deposits decreased from 2.47% during 2009 to 2.01% during 2010.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands):

	Year Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$82,400		$81,081		$81,772
Interest-bearing demand deposits	353,579	0.97%	312,285	1.19%	288,226	1.40%
Savings deposits	93,598	0.54%	81,149	0.73%	74,349	0.93%
Time deposits	508,660	2.01%	530,276	2.47%	491,790	3.84%
Total	$1,038,237		$1,004,791		$936,137

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010	December 31, 2009
3 months or less	$97,302	$136,948
Over 3 through 6 months	22,465	23,624
Over 6 though 12 months	35,884	48,868
Over 12 months	33,875	29,399
Total	$189,526	$238,839

Borrowings

The following table presents the amount of the Company's average outstanding short term borrowings during the years ended December 31,

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Interest Rate	Balance	Interest Rate	Balance	Interest Rate
	(in thousands)
Federal funds purchased	$82	1.10%	$3,337	0.90%	$18,732	2.56%
Repurchase agreements	—		904	0.44%	5,027	2.96%
FRB discount window borrowings	—		3,489	0.49%	346	1.45%
Total	$82	1.10%	$7,730	0.66%	$24,105	2.63%

The following table presents the maximum amount of the Company's short term borrowings that were outstanding at any month-end during the years ended December 31,

	2010	2009	2008
	(in thousands)
Federal funds purchased	$—	$15,075	$46,350
Repurchase agreements	—	10,000	20,000
FRB discount window borrowings	—	20,000	11,325
Total	$—	$45,075	$77,675

The Company did not have any outstanding short term borrowings at December 31, 2010, 2009, or 2008, respectively.

Average long-term debt decreased from $210 million in 2009 to $196 million in 2010 which was primarily due to the maturity of FHLB advances of $33.1 million that was partially offset by the Company’s issuance of $1.9 million of subordinated debentures in the first quarter of 2010. Repayments of FHLB advances totaled $81.9 million in 2010.  See Note 11 to our consolidated financial statements included in Item 8 hereof.

The average balance of trust preferred debentures remained at $10.3 million in 2010 compared to 2009.  The average rate paid for trust preferred debentures in 2010 was 2.01%, down from 2.69% in 2009.  The decrease in rate on the trust preferred debentures is due primarily to the continued decrease in short-term rates during 2010.

Short-term borrowings consist of Federal funds purchased which generally represent overnight borrowing transactions.  The Company has unused lines of credit of approximately $36 million and $143 million at December 31, 2010 and 2009, respectively.  Long-term debt, which is comprised primarily of FHLB advances are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential and commercial real estate mortgage loans.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2010 and 2009 were $182.9 million and $262.9 million, respectively.  Federal funds purchased represent overnight borrowings providing for the short-term funding requirements of the Company’s banking subsidiary and generally mature within one business day of the transaction.  During 2010 the average outstanding balance on these credit lines amounted to $82 thousand and the weighted average rate paid in 2010 was 1.10%.  Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities.  During 2010, there were no borrowings from the Discount Window.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks and federal funds sold) are the Company’s most liquid assets.  At December 31, 2010 cash and cash equivalents totaled $74.5 million, compared to $86.4 million at December 31, 2009 a decrease of $11.9 million.  Cash flows from investing activities provided $150.9 million and operating activities provided $5.8 million of cash and cash equivalents during the year, while financing activities utilized $168.5 million.  The cash flows provided by investing activities were largely attributable to the $36.5 million the Company generated from indirect loan sales combined with $111.0 million in net loan repayments by customers.  The $168.5 million used by financing activities reflected $81.9 million of repayments net of new FHLB advances as well as the run-off of $97.1 million of higher-cost time deposits.  Cash flows from financing activities were positively affected by the $8.0 million increase in lower-cost transaction and savings accounts and the $1.9 million in proceeds from the issuance of subordinated debt.

Core deposits, which represent the Company’s primary source of liquidity, averaged $779 million in 2010, an increase of $58 million from the $721 million average in 2009. Core deposits are comprised of total deposit liabilities less: brokered deposits, deposits generated through the Certificate of Deposit Account Registry Service (“CDARs”) and all certificates of deposit accounts with balances greater than $100 thousand.

The Company has other potential sources of liquidity including the ability to borrow on credit lines established at the Federal Home Loan Bank of Pittsburgh and access to the Federal Reserve Discount Window.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

	2010	2009
Commitments to extend credit	$125,981	$158,125
Standby letters of credit	57,629	67,678

Capital

A strong capital base is essential to the continued growth and profitability of the Company and is therefore a management priority.  The Company’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards.  As more fully described in Note 17 to the consolidated financial statements included in Item 8 of this report, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding the Company’s risk-based capital at December 31, 2010, 2009 and 2008 and selected other capital ratios:

CAPITAL ANALYSIS

(in thousands)

	December 31,
	2010	2009	2008
Company
Tier I Capital:
Total Tier I Capital	$53,297	$84,365	$117,285
Tier II Capital:
Subordinated notes	25,000	23,100	—
Allowable portion of ALLL	11,201	14,594	9,150
Total Tier II Capital	36,201	37,694	9,150
Total Risk-Based Capital	$89,498	$122,059	$126,435
Total Risk Weighted Assets	$883,887	$1,158,157	$1,130,824

Bank
Tier I Capital:
Total Tier I Capital	$75,659	$103,453	$117,069
Tier II Capital:
Allowable portion of allowance for loan losses	11,197	14,590	9,150
Total Tier II Capital	11,197	14,590	9,150
Total Risk-Based Capital	$86,856	$118,043	$126,219
Total Risk Weighted Assets	$883,535	$1,157,823	$1,130,490

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Company	$89,499	10.13%	$	>70,711	>8.00%	N/A	N/A
Bank	$86,856	9.83%	$	>70,683	>8.00%	$ >88,354	>10.00%

Tier I Capital (to Risk Weighted Assets)
Company	$53,297	6.03%	$	>35,355	>4.00%	N/A	N/A
Bank	$75,659	8.56%	$	>35,441	>4.00%	$ >53,012	>6.00%

Tier I Capital (to Average Assets)
Company	$53,297	4.27%	$	>49,964	>4.00%	N/A	N/A
Bank	$75,659	6.06%	$	>49,950	>4.00%	$ >62,438	>5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2009 :	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(In thousands)
Total Capital (to Risk Weighted Assets)
Company	$122,059	10.54%	$	>92,653	>8.00%	N/A	N/A
Bank	$118,043	10.20%	$	>92,626	>8.00%	$ >115,782	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$84,365	7.28%	$	>46,326	>4.00%	N/A	N/A
Bank	$103,453	8.94%		$46,313	>4.00%	$ >69,469	>6.00%
Tier I Capital (to Average Assets)
Company	$84,365	5.94%	$	>56,853	>4.00%	N/A	N/A
Bank	$103,453	7.28%	$	>56,853	>4.00%	$ >71,067	>5.00%

In 2010, the Company’s total regulatory capital decreased $32.6 million, primarily as a result of a $31.7 million decrease in retained earnings due to a net loss of $31.7 million.  As of December 31, 2010, there were 33,566,980 common shares available for future sale or share dividends. The number of shareholders of record at December 31, 2010 was 1,648.  Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5 of this report.  Refer to Note 17 to the consolidated financial statements for further discussion of our capital requirements and dividend limitations.  As a result of the Order, the Bank is required to achieve a total capital ratio of 13% and Tier I capital to average assets ratio of 9% by November 30, 2010.  As of December 31, 2011, the Bank has not yet achieved these ratios. Furthermore, pursuant to the Order and the Agreement, the Bank and the Company are currently prohibited from declaring or paying any dividends without prior regulatory approval.

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

The Company’s operation of the DRIP Plan was suspended in 2011.  New capital generated from shares issued under the DRIP totaled $528 thousand and $1.7 million during the years ended December 31, 2010 and 2009, respectively.

The Board of Directors (the “Board”) on February 26, 2010 voted to suspend payment of the Company’s quarterly dividend indefinitely in an effort to conserve capital.  The Board recognizes the importance of preserving cash and, given the challenging economic conditions that continue to impact the health and stability of many businesses within the region we serve, believes dividends should not be paid from current and anticipated earnings to prudently fund fiscal 2010 operations. Suspending the $0.02 per share dividend will save the Company approximately $1.3 million annually.

The suspension is among several initiatives in place to conserve cash reserves during the nation’s protracted economic slump.  In 2009 and 2010 the Company raised $25 million through the sale of subordinated debentures which will mature on September 1, 2019. A substantial portion of the net proceeds of the completed sale were used to strengthen the institution’s capital position, improve liquidity, increase lending capacity and support the Company’s continuing growth objectives.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our consolidated financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

For the year ended December 31, 2010, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Contractual Obligations

The following table details the Company’s contractual obligations and commercial commitments as of December 31, 2010. Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$101,887	$33,033	$52,314	$11,115	$5,425
Subordinated debentures	25,000			5,000	20,000
Junior subordinated debt	10,310	—	—	—	10,310
Other borrowings	407	407	—	—	—
Operating lease obligations	2,518	658	1,223	501	136
Total contractual cash obligations	$140,122	$34,098	$53,537	$16,616	$35,871

	Amount of Commitment Expirations by Period
(in thousands) Contractual Obligations	Total Amounts Commited	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Commitments to extend credit	$125,981	$108,718	$305	$5,371	$11,587
Standby letters of credit	57,629	41,550	15,929	—	150
Total	$183,610	$150,268	$16,234	$5,371	$11,737

The Company's Treasury unit proactively monitors the level of unused commitments against the Company’s available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the

FHLB and the Federal Reserve.  The Treasury unit regularly reports the results of its actions to the Asset/Liability Committee and Senior Management Committee.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Asset and Liability Management

The major objectives of the Company’s asset and liability management are to:

(1)                                 manage exposure to changes in the interest rate environment by limiting the changes in net interest margin to an acceptable level within a reasonable range of interest rates;

(2)                                 ensure adequate liquidity and funding;

(3)                                 maintain a strong capital base; and

(4)                                 maximize net interest income opportunities.

The Company manages these objectives through its Senior Management Committee and its Asset and Liability Management Committee (“ALCO”).  ALCO consists of the members of senior management and the two treasury officers.  Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  Items that are considered in asset and liability management include balance sheet forecasts, the economic environment, the anticipated direction of interest rates and the Company’s earnings sensitivity to changes in these rates.

Interest Rate Sensitivity

The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of gap analysis and simulation modeling.  Interest rate risk arises from mismatches in the re-pricing of assets and liabilities within a given time period.  Gap analysis is an approach used to quantify these differences.  A positive gap results when the amount of interest-sensitive assets exceeds that of interest-sensitive liabilities within a given time period.  A negative gap results when the amount of interest-sensitive liabilities exceeds that of interest-sensitive assets.

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

Interest Rate Gap

The following schedule illustrates the Company’s interest rate gap position as of December 31, 2010 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods (in thousands):

Interest Rate Sensitivity Analysis

 as of December 31, 2010

 (in thousands)

	Rate Sensitive
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Not Rate
	Days	Days	Days	Years	5 Years	Sensitive	Total

Interest-bearing deposits in other banks	55,568	—	—	—	—	—	55,568

Performing loans, gross	442,591	19,344	35,076	187,943	44,715	—	729,669

Loans held for sale	—	—	—	—	3,557	—	3,557

Securities - taxable	17,170	4,461	8,643	65,338	52,700		148,312
Securities - tax free	1,035	700	—	14,395	107,022		123,152
Total securities	18,205	5,161	8,643	79,733	159,722	—	271,464

Total earning assets	516,364	24,505	43,719	267,676	207,994	—	1,060,258
Non-earning assets	—	—	—	—	—	129,615	129,615
Allowance for loan and lease losses	—	—	—	—	—	(22,575)	(22,575)
Total assets	$516,364	$24,505	$43,719	$267,676	$207,994	$107,040	$1,167,298

Interst-bearing demand deposits	$349,185	$—	$—	$—	$—	$—	$349,185
Savings deposits	88,734	647	656	—	—	—	90,037
Time deposits ($100,000 and over)	97,302	25,708	32,641	27,481	6,394	—	189,526
Other time deposits	54,004	40,855	62,569	98,958	4,087	—	260,473
Total interest-bearing deposits	589,225	67,210	95,866	126,439	10,481	—	889,221

FHLB advances	11,000	10,875	11,158	63,429	5,425	—	101,887
Subordinated debentures				5,000	20,000		25,000
Junior subordinated debt	10,310						10,310
Other debt	407						407
Total borrowed funds	21,717	10,875	11,158	68,429	25,425	—	137,604

Total interest-bearning liabilities	610,942	78,085	107,024	194,868	35,906	—	1,026,825
Demand deposits	—	—	—	—	—	93,215	93,215
Other liabilities	—	—	—	—	—	15,203	15,203
Shareholders' equity	—	—	—	—	—	32,055	32,055
Total liabilities and shareholders' equity	$610,942	$78,085	$107,024	$194,868	$35,906	$140,473	$1,167,298

INTEREST RATE SENSITIVITY GAP	$(94,578)	$(53,580)	$(63,305)	$72,808	$172,088

CUMULATIVE GAP	$(94,578)	$(148,158)	$(211,463)	$(138,655)	$33,433

The Company’s interest sensitivity at December 31, 2010 was essentially neutral within reasonable ranges and an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

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

Earnings at Risk

Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall.  The simulation recognizes that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).  ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in the interest rate simulation model.

Economic Value at Risk

Earnings at risk simulation measures the short-term risk in the balance sheet.  Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities.  ALCO examines this ratio regularly utilizing a rate shock of + 200 basis points in the interest rate simulation model.  The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2010 remained constant.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2010 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	(3.33)%	(0.49)%

Economic value at risk:
Percent change in economic value of equity	(67.90)%	42.95%

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First National Community Bancorp., Inc.

We have audited the accompanying consolidated balance sheets of First National Community Bancorp., Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the two year period ended December 31, 2009. First National Community Bancorp., Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp., Inc. and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for each of the years in the two year periods ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company restated the 2009 financial statements to correct the accounting relating to its allowance for loan and lease losses (ALLL), other than temporary impairment (OTTI) in investments, the provision for off-balance sheet commitments, impairment of goodwill, deferred loan fees and costs and other related financial statement elements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the First National Community Bancorp., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 (except for the effects of the material weakness described in paragraphs six and seven of that report, as to which the date is December 1, 2011) expressed an adverse opinion.

/s/ Demetrius & Company, L.L.C.

Wayne, New Jersey
March 10, 2010, except for notes 3, 5, 6, 9, 13, 17, 18, 19 and 20, for which the date is December 1, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As explained in Note 17, the Bank is under a Consent Order from the Office of the Comptroller of the Currency whereby the Bank is required to achieve and maintain certain minimum regulatory capital ratios.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated April 6, 2012 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut

April 6, 2012

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, (in thousands, except share data)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$18,934	$23,318
Interest-bearing deposits in other banks	55,571	871
Federal funds sold	—	62,175
Total cash and cash equivalents	74,505	86,364
Securities
Available-for-sale, at fair value	251,072	252,946
Held-to-maturity, at amortized cost (fair value $1,857 and $1,788)	1,994	1,899
Stock in Federal Home Loan Bank of Pittsburgh, at cost	10,311	10,854
Loans held for sale	3,557	442
Loans, net of allowance for loan and lease losses of $22,575 and $22,458	735,813	917,516
Bank premises and equipment, net	19,310	20,667
Accrued interest receivable	3,119	4,245
Refundable federal income taxes	12,409	12,222
Intangible assets	963	1,128
Bank-owned life insurance	25,982	25,242
Other real estate owned	9,633	11,184
Other assets	18,630	21,623
Total Assets	$1,167,298	$1,366,332

Liabilities
Deposits:
Demand	$93,215	$85,370
Interest-bearing demand	349,185	352,631
Savings	90,037	86,455
Time ($100,000 and over)	189,526	238,839
Other time	260,473	308,313
Total deposits	982,436	1,071,608
Borrowed funds:
FHLB advances	101,887	183,830
Subordinated debentures	25,000	23,100
Junior subordinated debentures	10,310	10,310
Other debt	407	227
Total borrowed funds	137,604	217,467
Accrued interest payable	2,763	2,880
Other liabilities	12,440	11,293
Total liabilities	1,135,243	1,303,248

Shareholders' Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of December 31, 2010 and 2009
Issued and outstanding: 16,433,020 shares as of December 31, 2010 and 16,289,970 shares as of December 31, 2009	20,541	20,362
Additional paid-in capital	61,539	61,190
Retained earnings	(37,882)	(6,162)
Accumulated other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of taxes	(6,174)	(4,183)
Unrealized non-credit holding loss on OTTI available-for-sale securities, net of taxes	(5,969)	(8,123)
Total accumulated other comprehensive loss, net of taxes	(12,143)	(12,306)
Total shareholders' equity	32,055	63,084
Total Liabilities and Shareholders’ Equity	$1,167,298	$1,366,332

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (in thousands, except share data)	2010	2009	2008
Interest income
Interest and fees on loans	$44,380	$51,338	$58,666
Interest and dividends on securities
U.S. Treasury and government agencies	5,065	6,427	8,397
State and political subdivisions	5,590	5,203	3,753
Other securities	275	1,332	2,623
Total interest and dividends on securities	10,930	12,962	14,773
Interest on interest-bearing deposits and federal funds sold	161	98	12
Total interest income	55,471	64,398	73,451
Interest expense
Deposits
Interest-bearing demand	3,442	3,725	4,025
Savings	502	589	692
Time ($100,000 and over)	3,416	5,097	6,633
Other time	6,832	8,010	12,240
Total interest on deposits	14,192	17,421	23,590
Interest on borrowed funds
Interest on FHLB advances	5,208	6,979	8,625
Interest on subordinated debentures	2,257	471	—
Interest on junior subordinated debentures	210	277	512
Interest on other debt	1	48	515
Total interest on borrowed funds	7,676	7,775	9,652
Total interest expense	21,868	25,196	33,242
Net interest income before provision for loan and lease losses	33,603	39,202	40,209
Provision for loan and lease losses	25,041	42,089	1,804
Net interest income (loss) after provision for loan and lease losses	8,562	(2,887)	38,405
Non-interest income (loss)
Service charges	2,532	2,863	3,118
Net (loss) gain on the sale of securities	(1,714)	890	1,156
Gross other-than-temporary impairment ("OTTI") losses	(805)	(35,684)	—
Portion of loss recognized in OCI (before taxes)	(3,466)	15,035	—
Other-than-temporary-impairment losses recognized in earnings	(4,271)	(20,649)	—
Net gain on the sale of loans held for sale	1,198	1,481	414
Net gain on the sale of other real estate owned	403	309	520
Net (loss) gain on the sale of other assets	(60)	—	3
Other	3,390	3,255	2,601
Total non-interest income (loss)	1,478	(11,851)	7,812
Non-interest expense
Salaries and employee benefits	13,077	12,155	12,745
Occupancy expense	3,228	2,218	2,349
Equipment expense	1,763	1,828	1,811
Advertising expense	712	713	988
Data processing expense	2,023	1,928	1,610
FDIC assessment	2,828	2,506	452
Bank shares tax	1,020	898	643
Expense of other real estate	7,521	1,250	(4)
Provision for off-balance sheet commitments	(678)	604	896
Legal expense	1,075	591	257
Professional fees	2,014	308	198
Goodwill impairment	—	8,134	—
Loan collection expenses	647	236	—
Other operating expenses	6,530	4,803	4,585
Total non-interest expense	41,760	38,172	26,530
Income (loss) before income taxes	(31,720)	(52,910)	19,687
Provision (credit) for income taxes	—	(8,594)	4,604
Net income (loss)	$(31,720)	$(44,316)	$15,083

Earnings (Loss) Per Share
Basic	$(1.94)	$(2.74)	$0.95
Diluted	$(1.94)	$(2.74)	$0.95

Cash Dividends Declared Per Common Share	$—	$0.17	$0.46
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,354,245	16,169,777	15,862,335
Diluted	16,354,245	16,169,777	15,946,149

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2010	2009	2008
Operating activities:
Net (Loss) Income	$(31,720)	$(44,316)	$15,083
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Amortization (Accretion), Net	(2,365)	(3,680)	(3,743)
Equity in trust	(6)	(5)	(2)
Depreciation and amortization	1,601	1,811	1,822
Stock based compensation - Stock Option Plans	—	158	—
Provision loan and lease losses	25,041	42,089	1,804
Provision for off balance sheet commitments	(678)	604	896
Provision (benefit) for deferred taxes	3,512	1,620	(453)
Loss (gain) on sale of investment securities	1,714	(890)	(1,156)
Other-than temporary impairment losses	4,271	20,649	—
Gain on the sale of loans held for sale	(1,198)	(1,481)	(414)
Loss (gain)on sale of other assets	60	—	(3)
Goodwill impairment	—	8,134	—
Increase in refundable federal income taxes	(187)	(12,222)	—
Gain on the sale of other real estate owned	(403)	(309)	(520)
Write-down of other real estate owned	5,906	434	—
Write-down of premises and equipment	1,196	—	—
Income from bank owned life insurance	(740)	(360)	(416)
Proceeds from the sale of loans held for sale	44,837	62,651	36,331
Funds used to originate loans held for sale	(46,754)	(62,259)	(36,751)
Decrease in interest receivable	1,126	441	1,029
Decrease in prepaid expenses and other assets	(1,129)	(6,947)	(2,273)
Decrease in interest payable	(117)	(1,152)	(2,660)
Increase in accrued expenses and other liabilities	1,825	(606)	2,221
Total adjustments	37,512	48,680	(4,288)
Net Cash Provided by Operating Activities	5,792	4,364	10,795

Cash Flows from Investing Activities:
Maturities, calls and principal payments of investment securities available-for-sale	51,145	35,461	41,693
Sales of securities available for sale	36,619	37,222	65,240
Purchases of securities available-for-sale	(89,442)	(84,174)	(82,001)
Purchases of Federal Reserve Bank stock	(336)	(269)	(7)
Redemption of the stock of the Federal Home Loan Bank of Pittsburgh	543	—	—
Net decrease /(increase) in loans to customers	111,010	(10,404)	(60,277)
Proceeds from the sale of indirect loans	36,501	—	—
Proceeds from the sale of other real estate owned	5,996	381	—
Purchases of property and equipment	(1,239)	—	—
Proceeds from the sale of property and equipment	59	(4,377)	(2,930)
Net Cash Provided/(Used) by Investing Activities	150,856	(26,160)	(38,282)

Cash Flows from Financing Activities:
Net increase in demand deposits, money market demand, interest-bearing demand accounts, and savings accounts	7,981	63,112	22,250
Net (decrease) / increase in time deposits	(97,153)	55,603	(14,876)
Proceeds from issuance of subordinated debentures	1,900	23,100	—
Proceeds from FHLB advances	27,000	192,330	208,651
Repayment of FHLB advances	(108,943)	(227,058)	(171,181)
Proceeds from (repayment) of other borrowed funds	180	(16,103)	(20,105)
Proceeds from issuance of common shares, net of share issuance costs	528	1,650	3,281
Proceeds from issuance of common shares - share option plans	—	93	197
Dividends paid	—	(2,738)	(7,294)
Net Cash Provided/(Used) by Financing Activities	(168,507)	89,989	20,923
Net Increase/(Decrease) in Cash and Cash Equivalents	(11,859)	68,193	(6,564)
Cash & Cash Equivalents at Beginning of Year	86,364	18,171	24,735
Cash & Cash Equivalents at End of Year	$74,505	$86,364	$18,171
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest paid	$21,985	$26,514	$35,902
Income taxes - paid/(refunds received)	(3,324)	1,864	4,463
Other transactions:
Principal balance of loans transferred to OREO	9,928	11,717	—
Property transferred from OREO to premises & equipment	—	2,335	—
Receivable from sale of loans held for sale	749	—	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2010, 2009 and 2008  (in thousands, except share data)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	(Loss)	Equity
Balances, January 1, 2008	15,746,250	$19,683	$56,490	$33,103	$(2,190)	$107,086
Comprehensive Income:
Net income for the year	—			15,083		15,083
Other comprehensive gain (loss) net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS) net of tax benefit of $10,103					(18,763)
Reclassification adjustment for gains and (losses) included in net income, net of tax of $404					752
Other comprehensive loss					(18,011)	(18,011)
Total comprehensive loss						(2,928)
Cash dividend paid, $0.46 per share				(7,294)		(7,294)
Proceeds from the issuance of common shares - Stock option plans	31,125	39	158			197
Proceeds from issuance of common shares through dividend reinvestment plan	270,553	338	2,943			3,281
Balances, December 31, 2008	16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Net loss for the year	—			(44,316)		(44,316)
Other comprehensive gain (loss) net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS) net of tax of $7,798					14,482
Non-credit related losses on OTTI securities not expected to be sold, net of tax benefit of $3,858					(7,165)
Reclassification adjustment for gains and (losses) included in net loss, net of tax of $312					578
Other comprehensive income					7,895	7,895
Total comprehensive loss						(36,421)
Cash dividend paid, $0.17 per share				(2,738)		(2,738)
Stock based compensation - Stock Option Plans			158			158
Proceeds from the issuance of common shares - Stock option plans	15,500	19	74			93
Proceeds from issuance of common shares through dividend reinvestment plan	226,542	283	1,367			1,650
Balances, December 31, 2009	16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084
Net loss for the year	—			(31,720)		(31,720)
Other comprehensive gain (loss) net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS) net of tax benefit of $3,988					(7,741)
Non-credit related gains on OTTI securities not expected to be sold, net of tax of $2,037					3,954
Reclassification adjustment for gains and (losses) included in net loss, net of tax of $2,035					3,950
Other comprehensive income					163	163
Total comprehensive loss						(31,557)
Proceeds from issuance of common shares through dividend reinvestment plan	143,050	179	349			528
Balances, December 31, 2010	16,433,020	$20,541	$61,539	$(37,882)	$(12,143)	$32,055

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

The Company has adopted Accounting Standards Codification 810-10, for the issuing trust.  Accordingly, this trust has not been consolidated with the accounts of the Company, because the Company is not the primary beneficiary of the trust.

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

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), securities valuations, the evaluation of deferred income taxes and goodwill, and the impairment of securities. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

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

Quarterly, the Company evaluates its investment securities classified as held to maturity or available for sale for other-than-temporary-impairment (“OTTI”). Unrealized losses on securities are considered to be other-than-temporarily impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the issuer’s potential for default, and/or other factors. Based on current authoritative guidance, when a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors  (such as market risk). In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security, and is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

For equity securities, the entire decline in the value that is considered other-than-temporary is recognized in earnings.

Investments in the Federal Reserve Bank and Federal Home Loan Bank stock have limited marketability, are carried at cost and are evaluated for impairment based on the Company’s determination of the ultimate recoverability of the par value of the stock.  The investment in the Federal Reserve Bank stock is included in other assets.

Loans and Loan Fees

Loans receivable, other than loans held for sale, are stated at face value, net of unamortized loan fees and costs and the allowance for loan and lease losses. Interest income on all loans is recognized using the effective interest method. Loan origination and commitment fees, as well as certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield.  The Bank is generally amortizing these amounts over the life of the related loans except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated.  For these mortgage loans, the net deferred fees or costs are amortized over an estimated average life of five years.  Amortization of deferred loan fees or costs is discontinued when a loan is placed on non-accrual status.

Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days.  The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, all unpaid interest is reversed and charged back against interest income.  Any cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Loans are returned to accrual status if principal and interest payments are brought current for six consecutive months and future payments are reasonably assured.

Troubled Debt Restructurings

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as troubled debt restructurings (“TDRs”) and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve a reduction of the rate, an extension of a loan’s stated maturity date, or payment modifications.  Nonaccrual troubled debt restructurings are returned to accrual status if principal and interest payments, under the modified terms, are brought current for six consecutive months and future payments are reasonably assured.

The Bank was not committed to lend additional funds to any of the loans classified as troubled debt restructurings as of December 31, 2010.

Loan Impairment

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans which are identified as TDRs or are non-accrual and substandard or doubtful loans are considered impaired.  Impaired loans are analyzed individually for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held. For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Generally all loans with balances of $100 thousand or less are considered smaller homogeneous pools and not individually evaluated for impairment.  However, individual loans with balances of $100 thousand or less are individually evaluated for impairment if that loan is part of a larger impaired loan relationship that is greater than $100 thousand.

Impaired loans or portions thereof are charged-off upon determination that all or a portion of any loan balance is uncollectible and exceeds the fair value of the collateral.  A loan is considered uncollectible when the borrower is delinquent in principal or interest repayment and it is unlikely that the borrower will have the ability to pay the debt in a timely manner, collateral value is insufficient to cover the outstanding indebtedness and the guarantors (if applicable) do not provide adequate support for the loan.

Allowance for Loan and Lease Losses

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings and is maintained at a level that management considers adequate to absorb losses in the loan portfolio.  Loans are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the ALLL.

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the ALLL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and qualitative factors, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Various banking regulators, as an integral part of their examinations of the Company, also review the ALLL.  Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.  Additionally, the ALLL is determined, in part, by the composition and size of the loan portfolio.

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

When establishing the ALLL, management categorizes loans into segments generally based on the nature of the collateral and basis of repayment.  These risk characteristics of the Company’s loan segments are as follows:

Construction, Land Acquisition and Development Loans - These loans are secured by real estate for the purpose of constructing one-to-four family homes.  The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner occupied structures and for land acquisition.  The Bank’s construction program offers either short term interest only loans that require the borrower to pay interest only during the construction phase with a balloon payment of the principal outstanding at the end of the construction period or interest only during construction with a conversion to amortizing principal and interest when the construction is complete.  Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%.  Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value.  Construction loans generally yield a higher interest rate than other mortgage loans but also carry more risk.  If a construction loan defaults, the Bank would have to take control of the property, obtain title to it and categorize it as Other Real Estate Owned (“OREO”).  The Bank will either find another contractor to complete the project, which may be at a higher cost, or seek to sell the property.

Commercial Real Estate Loans – These loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances.  The commercial real estate mortgage loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations/ convenience markets, residential care facilities, nursing care facilities, restaurants and multifamily housing. The Bank’s commercial real estate portfolio consists of owner occupied properties and non-owner occupied properties and includes the personal guarantees of the principals where deemed necessary.  The Bank offers various rates and terms for commercial mortgage loans secured by real estate.  The interest rates associated with these types of loans are primarily priced as adjustable rate loans that adjust every three or five years or floating rate loans that adjust to a spread over the National Prime Rate (“NPR”) index.  Loan pricing for most floating rate commercial mortgage loans generally has a minimum interest rate.  The terms for commercial real estate loans typically do not exceed 20 years. Commercial real estate mortgage loans are originated under a comprehensive lending policy.  In particular, these types of loans are subject to specific loan to value guidelines prior to the time of closing.  The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 80%.  Commercial mortgage loans must also meet specific criteria that include the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed.  In order to make a decision on whether or not to make a commercial mortgage loan, the borrower(s) and guarantor(s) must provide the Bank with historical and current financial data.  The Bank performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project.  The Bank also considers the borrower’s expertise, credit history, net worth and the value of the underlying property.  The Bank generally requires that borrowers for loans secured by real estate have a debt service coverage ratio of at least 1.20 times.

Commercial and Industrial Loans - The Bank offers commercial loans to individuals and businesses located in its primary market area.  The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans.  These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.  The Bank offers various rates and terms for commercial loans.  These loans also require the personal guarantee of the principals where deemed necessary.  Most lines of credit are primarily issued for one year time periods and are renewable annually thereafter at the discretion of the Bank.  Most other commercial loans range in terms from one year to seven years. The interest rates associated with these types of loans are primarily underwritten as fixed rate loans based upon the term of the loan or floating rate loans that adjust to a spread over the NPR index.  Loan pricing for most floating rate commercial loans generally have a minimum interest rate floor.  The interest rate for most lines of credit is issued on a floating rate basis.  Finally, loans secured by deposit accounts are primarily underwritten at a spread over the interest rate of the deposit instrument used as collateral for the loan.

State and Political Subdivision Loans - The Bank originates loans to state and political subdivisions, primarily to municipalities in the Bank’s market area.

Residential Real Estate Loans - The Bank offers fixed and variable rate one-to-four-family residential loans.  Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property.  The Bank will generally require the mortgagee to purchase Private Mortgage Insurance (“PMI”) if the amount of the loan exceeds the 80% loan to value ratio. The interest rates for the variable rate loans are adjusted to a percentage above the one year treasury rate.  The Bank may sell loans and retain servicing when warranted by market conditions.  The Bank also offers a rate lock to customers that allows the borrowers to lock in their interest rates at the time of application as well as at time of commitment.  Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics.

Consumer Loans - Include both secured and unsecured installment loans, personal lines of credit and overdraft protection loans.  The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. The Bank offers home equity loans and home equity lines of credit with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property.  Home equity loans have fixed rates of interest and are for terms up to 15 years.  Home equity lines of credit have adjustable interest rates and are based upon the prime interest rate.  Consumer loans are generally smaller in size and exhibit homogeneous characteristics.

Reserve for Unfunded Commitments

The liability for unfunded commitments provides for probable losses inherent in lending related commitments, including unused construction loan commitments to extend credit and letters of credit.

Mortgage Banking Activities

Mortgage loans originated by the Bank and intended for sale are carried at the lower of aggregate cost or fair value determined on an individual loan basis.  Net unrealized losses are recorded as a valuation allowance and charged to earnings.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan. Gains on the sales of loans for the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $1.5 million and $414 thousand, respectively.  Loans held for sale are generally sold with loan servicing rights retained by the Company.  At December 31, 2010 and 2009, loans held for sale amounted to $3.6 million and $442 thousand, respectively, and were included as a separate line item on the accompanying consolidated statement of financial condition.

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

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans originated by the Bank, a portion of the cost of originating the loan is allocated to the servicing retained right based on fair value.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternately, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Other Real Estate Owned (“OREO”)

Other real estate owned (“OREO”) consists of property acquired by foreclosure or deed in-lieu of foreclosure that is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, which establishes a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  At the date OREO is acquired, any write down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis.  Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

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

Goodwill and Intangible Assets

In connection with the purchase of the Honesdale branch completed in 2006, the Company acquired intangible assets of $9.8 million.  Of that amount, $1.7 million results from a core deposit premium subject to periodic amortization over the useful life of 10 years.  Goodwill of $8.1 million, which was not subject to amortization, arose in connection with the acquisition.  In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009 (the “Measurement Date”). The analysis included a combination of a market approach based analysis of comparable transactions, change of control premiums paid, a discounted cash flow analysis of the potential dividends of the Company and the assessment of the fair value of the Company’s statement of financial condition as of the Measurement Date. As a result of the analysis, the $8.1 million was written off as of December 31, 2009.  The Company did not record any goodwill in 2010.

Intangible assets subject to amortization represent the core deposit premium paid in connection with the Bank’s Honesdale branch acquisition during November 2006. Amortization expense associated with this intangible asset is being recorded using the straight-line method over their estimated useful life of 10 years.  Intangible assets subject to amortization are reviewed by management at least annually for potential impairment and whenever events or circumstances indicate that carrying amounts may not be recoverable.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liabilities for uncertain tax positions at December 31, 2010 and 2009.

Interest and penalties related to income taxes, if any, are presented within non-interest expense.

Earnings per Share

For the Company, the numerator of both the basic and diluted earnings per common share is net income available to common shareholders. The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For the Company, common share equivalents are outstanding stock options to purchase the Company’s common shares.

Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  All options are charged against income at their fair value. The entire expense of the award is recognized over the vesting period.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of the Company. The Company purchased the insurance as a future source of funding for the Company’s liabilities, including the payment of employee benefits such as health care.  BOLI is carried in the consolidated statements of financial position at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.  Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $89 thousand and $86 thousand as of December 31, 2010 and 2009, respectively, and is reflected in “Other Liabilities” on the consolidated statements of financial condition.

The accounting treatment for these policies, which was issued under ASC Topic 715, “Compensation—Retirement Benefits” was effective for fiscal years beginning after December 15, 2007. As permitted by ASC Topic 715, the Company recognized this change in accounting principle as of January 1, 2008, through a cumulative-effect charge to retained earnings totaling $56 thousand.

Fair Value Measurement

The Company uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  Securities available-for-sale are recorded at their estimated fair value on a recurring basis.  Additionally, from time to time, the Company may be required to recognize adjustments to other assets at fair value on a nonrecurring basis, such as impaired loans, other securities and OREO.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with a net income (loss), are components of comprehensive income (loss).

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

ASU No. 2010-28 under ASC 350 details when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, and did not have an effect on the Company’s consolidated financial statements upon adoption.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., the roll forward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010. Comparative disclosures for reporting periods ending after initial adoption are required. Since the provisions of ASU 2010-20 are only disclosure related, our adoption of this guidance did not have an impact on our consolidated financial statements. We adopted these requirements and have provided the applicable disclosures.

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

Standards to be Adopted In Future Periods

In April 2011, the FASB issued ASU 2011-02, - "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring" (ASU 2011-02), an update to ASC Topic 310- Receivables. ASU 2011-02 provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor's evaluation of whether it has granted a concession and also clarify the guidance on a creditor's evaluation of whether a debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, - “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards", an update to ASC Topic 820 - Fair Value Measurement. ASU 2011-04 results in common fair value measurement and disclosure requirements in US GAAP and IFRS. The amendments in ASU 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value. ASU 2011-04 also requires additional disclosures about fair value measurements. ASU 2011-04 is required to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of ASU 2011-04 on the Company's financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05, - “Presentation of Comprehensive Income" (ASU 2011-05), an update to ASC Topic 220 - Comprehensive Income. ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting. The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. ASU 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 is an update only for presentation and as such will not impact the Company's financial position, results of operations or cash flows.

ASU No. 2011-11 - Balance Sheet (Topic 210) , - “Disclosures about Offsetting Assets and Liabilities”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements that conform to the current year’s presentation. Such reclassifications had no impact on net loss.

During the year ended December 31, 2010, the Company changed its method of presenting the statement of cash flows for operating activities from the direct method (which showed principal components of operating cash receipts and payments) to the indirect method (which adjusts net income to remove the effects of noncash operating transactions).  This change has been applied retroactively to the December 31, 2009 and 2008 statements of cash flows.

Note 3.  RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank.  The amount of those reserve balances for the reserve computation period which included December 31, 2010 and 2009 was $1.3 million and  $1.2 million, respectively, which amount was satisfied through the restriction of vault cash.

In addition, the Bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services.  At December 31, 2010 and 2009 the amount of these balances was $782 thousand and $750 thousand respectively.

Note 4.  SECURITIES

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities available for sale are as follows:

Available-for-sale securities:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2010 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$8,068	$239	$—	$8,307
Obligations of state and political subdivisions	121,157	723	10,527	111,353
Collateralized mortgage obligations
Government sponsored agency	77,172	1,057	413	77,816
Residential mortgage-backed securities
Government sponsored agency	49,450	557	887	49,120
Pooled Trust Preferred Senior Class	3,863	—	2,441	1,422
Pooled Trust Preferred Mezzanine Class	8,250	—	6,603	1,647
Corporate debt securities	500	—	105	395
Equity securities	1,010	2	—	1,012
Total available-for-sale securities	$269,470	$2,578	$20,976	$251,072

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2009 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations ofU.S. government agencies	$28,734	$78	$1,723	$27,089
Obligations of state and political subdivisions	122,052	2,591	5,973	118,670
Collateralized mortgage obligations:
Government sponsored agency	52,968	897	370	53,495
Private label	24,154	17	3,112	21,059
Residential mortgage-backed securities:
Government sponsored agency	26,152	1,321	31	27,442
Pooled Trust Preferred Senior Class	3,848	—	2,457	1,391
Pooled Trust Preferred Mezzanine Class	12,459	—	10,040	2,419
Corporate debt securities	500	—	144	356
Equity securities	1,010	15	—	1,025
Total available-for-sale securities	$271,877	$4,919	$23,850	$252,946

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities held to maturity at December 31, 2010 and 2009 are as follows:

Held-to-maturity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2010 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$1,994	$—	$137	$1,857

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2009 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$1,899	$—	$111	$1,788

At December 31, 2010 and 2009, securities with a carrying amount of $220.4 million and $187.9 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities (in thousands) at December 31, 2010 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	2,565	2,576	—	—
After Five Years through Ten Years	7,243	7,204	1,585	1,480
After Ten Years	132,030	113,344	409	377
Collateralized mortgage obligations	77,172	77,816	—	—
Mortgage-backed securities	49,450	49,120	—	—
Total	$268,460	$250,060	$1,994	$1,857

Gross proceeds from the sale of securities for the years ended December 31, 2010, 2009 and 2008 were $36.6 million, $37.2 million and $65.2 million, respectively, with the gross realized gains being $1.2 million, $1.4 million and $1.2 million, respectively, and gross realized losses being $2.9 million, $486 thousand and $54 thousand, respectively.

The table below indicates the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	56,751	3,199	23,425	7,465	80,176	10,664
Collateralized mortgage obligations:
Government sponsored agency	19,763	413	—	—	19,763	413
Residential mortgage-backed securities:
Government sponsored agency	32,957	887	—	—	32,957	887
Pooled Trust Preferred Senior Class	—	—	1,422	2,441	1,422	2,441
Pooled Trust Preferred Mezzanine Class	—	—	1,647	6,603	1,647	6,603
Corporate debt securities	—	—	395	105	395	105
Total	$109,471	$4,499	$26,889	$16,614	$136,360	$21,113

The table below indicates the length of time individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$12,527	$215	$9,588	$1,508	$22,115	$1,723
Obligations of state and political subdivisions	32,054	1,385	16,904	4,699	48,958	6,084
Collateralized mortgage obligations:
Government sponsored agency	31,733	370	—	—	31,733	370
Private label	—	—	13,591	3,112	13,591	3,112
Residential mortgage-backed securities:					—	—
Government sponsored agency	3,585	31	—	—	3,585	31
Pooled Trust Preferred Senior Class	—	—	1,391	2,457	1,391	2,457
Pooled Trust Preferred Mezzanine Class	—	—	2,419	10,040	2,419	10,040
Corporate debt securities	—	—	356	144	356	144
Total	$79,899	$2,001	$44,249	$21,960	$124,148	$23,961

At December 31, 2010, excluding pooled trust preferred securities (“PreTSLs”), 219 of the Company’s debt securities holdings having unrealized losses have depreciated 8.30% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations and are considered investment grade. Sixty six (66%) percent of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal. These unrealized losses relate principally to current interest rates for similar types of securities. The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, seven of the Company’s PreTSLs having realized cumulative OTTI losses of $22.6 million and unrealized losses of $9.0 million have depreciated 75.01% and 91.68% from their current amortized cost and face values, respectively.

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be other-than-temporarily-impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. Based on current authoritative guidance, when a held to maturity or available for sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk). In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed previously, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

For debt securities, that the Company does not intend to sell, or will not be required to sell, the primary consideration in determining whether impairment is other-than-temporary is whether or not the Company expects to receive all contractual cash flows.

Based on the Company’s evaluation at December 31, 2010, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of seven PreTSLs. The Company’s estimate of projected discounted cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings for the year ending December 31, 2010 of $4.3 million. The $4.3 million consisted of $4.2 million and $0.1 million in credit-related impairments on its PreTSLs and PLCMOs, respectively. The Company sold its entire holding in PLCMOs during the third quarter of 2010 to better manage and improve credit risk in its investment portfolio.  The Company recorded a $2.9 million loss on the sale of its PLCMOs.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of December 31, 2010, the book value of the Company’s PreTSLs totaled $12.1 million with an estimated fair value of $3.1 million and is comprised of seven securities each of which is collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches and the mezzanine tranches all possess credit ratings below investment grade.  During 2010, all of the pooled issues were downgraded further by either Moody’s or Fitch rating services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  As of December 31, 2010, six of these securities had no excess subordination and one had excess subordination equal to 7.69% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes. It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of December 31, 2010:

							Actual
						Current	Deferrals /
			Excess			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
		(in thousands)
PreTSL VIII	$233,300	$391,931	$(158,631)	59.53%	N/A	22	44.80%	2.75%
PreTSL IX	313,520	335,473	(21,953)	93.46%	N/A	36	30.30%	1.75%
PreTSL X	260,780	350,223	(89,443)	74.46%	N/A	35	45.50%	2.40%
PreTSL XI	410,965	462,923	(51,958)	88.78%	N/A	46	30.20%	2.45%
PreTSL XIX	529,581	546,245	(16,664)	96.95%	N/A	53	24.30%	2.06%
PreTSL XXVI	679,200	630,711	48,489	107.69%	7.69%	54	29.60%	1.68%
PreTSL XXVIII	275,850	306,565	(30,715)	89.98%	N/A	43	23.60%	2.08%

The following list details information for each of the Company’s PreTSLs as of December 31, 2010 (in thousands):

					Moody’s /	Credit	Credit
		Book	Fair	Unrealized	Fitch	Impairment	Impairment
Security	Class	Value	Value	Gain (Loss)	Ratings	this period	Cumulative

PreTSL VIII	Mezzanine	$36	$7	$(29)	C / C	$44	$2,964
PreTSL IX	Mezzanine	1,320	419	(901)	Ca / C	—	1,680
PreTSL X	Mezzanine	212	8	(204)	C / C	142	2,787
PreTSL XI	Mezzanine	1,574	268	(1,306)	Ca / C	640	3,426
PreTSL XIX	Mezzanine	4,712	941	(3,771)	Ca / CC	1,399	2,463
PreTSL XXVI	Senior	3,863	1,422	(2,441)	B1 / CCC	—	251
PreTSL XXVIII	Mezzanine	396	4	(392)	C / C	1,984	9,027
Total		$12,113	$3,069	$(9,044)		$4,209	$22,598

The Company’s PreTSLs are measured for OTTI within the scope of ASC Topic 325 by determining whether an adverse change in estimated cash flows has occurred. The Company uses a third-party service provider to perform this analysis. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2010. The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related OTTI exists.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, discount rates, prepayment rates and the creditworthiness of the underlying issuers. The following provides additional information for each of these variables:

•                                          Probability of Default  -  An issuer level approach is used to analyze each security and default and recovery assumptions are based on the credit quality of the underlying issuers (generally, bank holding companies or insurance companies).  Each bank issuer is evaluated based upon an examination of the trends in its earnings, net interest margin, operating efficiency, liquidity, capital position, level of nonperforming loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio and whether the bank received TARP monies. From this information, each issuer bank that is currently performing is assigned a category of Good, Average, Weak, or Troubled. Default rates are then assigned based upon the historical performance of each category. Additionally, because the information available to the Company regarding the underlying insurance company issuers is more limited than for bank issuers, rather than performing an analysis of each issuer’s results and assigning insurance company issuers to these same categories, the Company uses the Moody’s one year long-term default rate assumption for insurance companies. The historical default rates used in this analysis are:

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

•                                          Estimates of Future Cash Flows - While understanding the composition and characteristics of each bank issuer is important in evaluating the security, certain issuers have a disproportionate impact (both positive and negative) based upon other attributes, such as the interest rate payable by each issuer. Each credit is assessed independently, and the timing and nature of each issuer’s performance is assessed. Once assessed, the expected performance of each issuer is applied to a structural cash flow model. Due to the complexity of these transactions, the expected performance of each unique issuer requires an adherence to the governing documents of the securitization to derive a cash flow. A model produced by a third party is utilized to assist in determining cash flows. Utilization of third party cash flow modeling to derive cash flows from assumptions is a market convention for these types of securities.

•                                          Discount Rate - The Company is discounting projected cash flows based upon its discount margin defined at the time of purchase, which constitutes a spread over 3-month LIBOR plus credit premium, consistent with our pre-purchase yield.

•                                          Prepayment Rate - Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $0.8 million and $1.0 million, respectively, to the $4.3 million impairment charge taken during 2010.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                                          Credit Analysis — A quarterly credit evaluation is performed for each of the securities. While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and issuers are evaluated and stressed to determine cash flow. These include but are not limited to the interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility.  Issuer level credit analysis considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment. Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny. The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings for the years ended December 31, 2010 and 2009 of $4.2 million and $18.4 million, respectively. Prior to the sale of the Company’s PLCMOs during 2010, impairment charges were recorded for the years ended 2010 and 2009 in the amount of $0.1 million and $2.2 million, respectively for these securities. The total impairment charges for 2010, 2009 and 2008 amounted to $4.3 million, $20.6 million and $0, respectively.

The table below provides a cumulative roll forward of credit losses recognized (dollars in thousands):

Rollforward of Cumulative Credit Loss

	2010	2009	2008
Beginning Balance January 1	$20,649	$—	$—
Credit losses on debt securities for which OTTI was not previously recognized	—	20,649
Additional credit losses on debt securities for which OTTI was previously recognized	4,271	—	—
Less: Sale of PLCMOs for which OTTI was previously recognized	(2,322)	—
Ending Balance, December 31	$22,598	$20,649	$—

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $11.6 million and $11.8 million at December 31, 2010 and 2009, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh during 2010.

Note 5.  LOANS

Loans receivable, net, consists of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Residential real estate	$87,925	$98,517
Commercial real estate	256,327	321,326
Construction land acquisition and development	77,395	98,383
Commercial and industrial	197,697	219,889
Consumer	110,853	164,670
State and political subdivisions	27,739	36,780
Total loans, gross	757,936	939,565
Unearned discount	(225)	(298)
Net deferred loan fees and costs	677	707
Allowance for loan and lease losses	(22,575)	(22,458)
Loans, net	$735,813	$917,516

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  See Note 14 to these consolidated financial statements for more information about related party transactions. Also, refer to Note 15 to these consolidated statements for information about credit concentrations in the Company’s loan portfolio.

The Company originates one-to-four family mortgage loans for sale in the secondary market.  During the year ended December 31, 2010, the Company sold $43.9 million of one-to-four family mortgages.  The Company retains servicing rights on these mortgages.

During the year ended December 31, 2010, the Company sold $36.7 million in loans from its Indirect Auto Loan Portfolio. The Company retained the servicing rights to these loans.

The Company had $3.6 million and $442 thousand in loans held-for-sale at December 31, 2010 and 2009, respectively. All loans held for sale are one-to-four family residential mortgage loans.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in our judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on our methodology detailed below. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with U.S. GAAP. The ALLL consists primarily of the following two components:

(1)                            Specific allowances are established for impaired loans (defined by the Company as all loans with an outstanding balance greater than $100 thousand rated doubtful or substandard and on non-accrual status and all TDRs). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans.  Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)                            General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The Company divides its portfolio into loan segments, with loans exhibiting similar characteristics. These segments are further disaggregated into classes. Loans rated special mention or substandard and accruing which are embedded in these loan segments are then separated from these loan segments. These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these loans. The Company applies an estimated loss rate to each loan group. The loss rates  applied are primarily based on the Company’s own historical loss experience based on the loss rate for each group of loans with similar risk characteristics in its portfolio. In addition management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio that may differ from historical experience, which are discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s financial results.

In underwriting a loan secured by real property (unless exempt based on legal requirements), the Company requires an appraisal of the property by an independent licensed appraiser approved by the Company’s board of directors. The appraisal is either reviewed internally or by an independent third party hired by the Company. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires OREO upon foreclosure, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

Management makes adjustments for loan losses based on its evaluation of several qualitative and environmental factors, including but not limited to:

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

•                                          The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and

•                                          Analysis of its customers’ credit quality.

The Company evaluates the ALLL based on the combined total of the impaired and general components. Generally, when the loan portfolio increases, absent other factors, our ALLL methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, our ALLL methodology results in a lower dollar amount of estimated probable losses.

Each quarter the Company evaluates the ALLL and adjusts the ALLL as appropriate through a provision for loan losses. While the Company uses the best information available to make evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of its examination process, the Office of the Comptroller of the Currency (OCC) periodically reviews the Company’s ALLL. The OCC may require the Company to adjust the ALLL based on its analysis of information available to it at the time of its examination.

A summary of changes in the ALLL for the years ended December 31, 2010, 2009, and 2008 follows (in thousands):

	2010	2009	2008
Balance, beginning of year	$22,458	$8,254	$7,569
Recoveries credited to allowance	858	132	208
Provision for loan and lease losses	25,041	42,089	1,804
Losses charged to allowance	(25,782)	(28,017)	(1,327)
Balance, end of year	$22,575	$22,458	$8,254

The following table sets forth activity in the ALLL, by loan type, for the year ended December 31, 2010. The following table also details the amount of gross loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of ALLL that is allocated to each loan portfolio segment (in thousands):

	Real Estate			Commercial & Industrial		Consumer
	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning Balance, December 31, 2009	$696	$8,397	$6,285	$—	$4,507	$938	$1,069	$566	$22,458
Charge-offs	(221)	(5,049)	(12,893)	—	(6,883)	(507)	(229)	—	(25,782)
Recoveries	32	152	303	—	151	189	31	—	858
Provisions	1,669	6,140	10,475	11	7,064	(23)	(295)	—	25,041
Ending Balance, December 31, 2010	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575

Ending balance, December 31, 2010:
individually evaluated for impairment	$785	372	310	—	339	—	—	—	$1,806

Ending balance, December 31, 2010:
collectively evaluated for impairment	$1,391	$9,268	$3,860	$11	$4,500	$597	$576	$566	$20,769

Loans receivable:

Ending balance, December 31, 2010	$87,925	$256,327	$77,395	$52,270	$145,427	$63,509	$47,344	$27,739	$757,936

Ending balance, December 31, 2010:
individually evaluated for impairment	$2,926	9,477	11,365	—	6,029	—	132	—	$29,929

Ending balance, December 31, 2010:
collectively evaluated for impairment	$84,999	$246,850	$66,030	$52,270	$139,398	$63,509	$47,212	$27,739	$728,007

Credit Quality Indicators — Commercial Loans

The Company continuously monitors the credit quality of its commercial loan receivables.  Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loan receivables.

The Bank’s commercial loan classification and credit grading processes are part of the lending, underwriting, and credit administration functions to ensure an ongoing assessment of credit quality. Accurate and timely loan classification or credit grading is a critical component of loan portfolio management. Loan officers are required to review their loan portfolio risk ratings regularly for accuracy. The loan review function uses the same risk rating system in the loan review process. This allows an independent third party to assess the quality of the portfolio and compare the accuracy of ratings with the loan officer’s and management’s assessment.

A formal loan classification and credit grading system reflects the risk of default and credit losses. A written description of the risk ratings is maintained that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The process identifies groups of loans that warrant the special attention of management. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the Board with periodic reports by risk category. The credit risk ratings play an important role in the establishment and evaluation of the provision for loan and lease losses and the ALLL. After determining the historical loss factor which is adjusted for qualitative and environmental factors for each portfolio segment, the portfolio segment balances that have been collectively evaluated for impairment are multiplied by the general reserve loss factor for the respective portfolio segments in order to determine the general reserve. Loans that have an internal credit rating of special mention or substandard follow the same process, however the qualitative and environmental factors are further adjusted for the increased risk.

The Company utilizes a loan rating system that that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes these non-homogeneous loans individually grading the loans as to credit risk and probability of collection for each type of class. Commercial loans include commercial indirect auto loans which are not individually risk rated, and Construction, Land Acquisition and Development Loans include residential construction loans which are also not individually risk rated.    These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators — Other Loans” below.  The grading system contains the following basic risk categories:

1. Minimal Risk

2. Above Average Credit Quality

3. Average Risk

4. Acceptable Risk

5. Pass - Watch

6. Special Mention

7. Substandard - Accruing

8. Substandard - Non-Accrual

9. Doubtful

10. Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass - Assets rated 1 through 5 are considered pass ratings. These assets show no current or potential problems and are considered fully collectible. All such loans are considered collectively for ALLL calculation purposes.

Special Mention — Assets classified as special mention assets do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but do possess credit deficiencies or potential weaknesses deserving close attention.  Special Mention assets have a potential weakness or pose an unwarranted financial risk which, if not corrected, could weaken the asset and increase risk in the future.

Substandard - Assets classified as substandard have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful - Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances.

Loss - Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

The following table details the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at December 31, 2010 (in thousands):

	Real Estate			Commercial & Industrial
	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$24,854	$200,847	$46,657	$52,270	$123,848	$17,481	$465,957
Special Mention	1,633	24,355	14,001	—	6,061	10,258	56,308
Substandard	1,308	29,200	10,199	—	7,951	—	48,658
Doubtful	—	1,925	2,611	—	—	—	4,536
Loss	—	—	—	—	—	—	—
Total Loans Recievable	$27,795	$256,327	$73,468	$52,270	$137,860	$27,739	$575,459

Credit Quality Indicators — Other Loans

Residential, consumer and commercial and consumer indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status. The Company utilizes accruing vs. non-accruing status as the credit quality indicator for these loan pools.  The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of December 31, 2010 (in thousands):

	Accruing	Non-accruing
	Loans	Loans	Total
Construction, Land Acquisition & Development - Residential	$3,927	$—	$3,927
Residential Real Estate	57,665	2,465	60,130
Indirect Auto - Consumer	63,493	16	63,509
Indirect Auto - Commercial	7,445	—	7,445
Installment/HELOC	47,245	221	47,466
Total	$179,775	$2,702	$182,477

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $28.3 million and $25.9 million at December 31, 2010 and 2009, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Loans past due ninety days or more and still accruing interest were $99 thousand and $117 thousand at December 31, 2010 and 2009, respectively, and consisted of loans that are well secured and in the process of renewal.

The following table sets forth the detail, and payment status, of past due and non-accrual loans at December 31, 2010 (in thousands):

	Performing (Accruing) Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$83,371	$1,095	$465	$—	$84,931
Commercial Real Estate	247,217	949	85	—	248,251
Construction, Land Acquisition & Development	65,785	285	231	99	66,400
Total Real Estate	396,373	2,329	781	99	399,582

Commercial and Industrial
Solid Waste Landfills	52,270	—	—	—	52,270
Other	138,743	567	153	—	139,463
Total Commercial and Industrial	191,013	567	153	—	191,733

Consumer
Indirect Auto	62,269	959	264	—	63,492
Installment/HELOC	47,000	112	11	—	47,123
Total Consumer	109,269	1,071	275	—	110,615

State and Political Subdivisions	27,739	—	—	—	27,739
Totals	$724,394	$3,967	$1,209	$99	$729,669

	Non-Performing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Non-accrual Loans
Real Estate
Residential Real Estate	$1,256	$327	$240	$1,171	$2,994
Commercial Real Estate	3,173	—	200	4,703	8,076
Construction, Land Acquisition & Development	—	—	—	10,995	10,995
Total Real Estate	4,429	327	440	16,869	22,065

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	5,319	—	—	645	5,964
Total Commercial and Industrial	5,319	—	—	645	5,964

Consumer
Indirect Auto	—	—	12	5	17
Installment/HELOC	—	—	31	190	221
Total Consumer	—	—	43	195	238

State and Political Subdivisions	—	—	—	—	—

Total Non-accruing loans	$9,748	$327	$483	$17,709	$28,267

Total loans receivable	$734,142	$4,294	$1,692	$17,808	$757,936

The total recorded investment in impaired loans, which consists of nonaccrual loans greater than $100,000 and performing TDRs, amounted to $29.9 million and $36.6 million at December 31, 2010 and 2009, respectively. The related allowance on impaired loans was $1.8 million and $4.0 million as of December 31, 2010 and 2009, respectively.

The following table provides an analysis of our impaired loans as of December 31, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,530	$1,780	$—
Commercial Real Estate	4,839	5,693	—
Construction, Land Acquisition & Development	7,936	19,921	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	5,368	5,368	—
Total Commercial and Industrial	5,368	5,368	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	132	134	—
Total Consumer	132	134	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$19,805	$32,896	$—

With a Related Allowance Recorded:
Residential Real Estate	$1,396	$1,455	$785
Commercial Real Estate	4,638	12,115	372
Construction, Land Acquisition & Development	3,429	5,077	310

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	661	932	339
Total Commercial and Industrial	661	932	339

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$10,124	$19,579	$1,806

				Average Balance	Interest Income (2)
Total
Residential Real Estate	$2,926	$3,235	$785	$2,491	$13
Commercial Real Estate	9,477	17,808	372	13,456	393
Construction, Land Acquisition & Development	11,365	24,998	310	21,707	53

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	6,029	6,300	339	4,081	160
Total Commercial and Industrial	6,029	6,300	339	4,081	160

Consumer
Indirect Auto	—	—	—	85	—
Installment/HELOC	132	134	—	280	—
Total Consumer	132	134	—	365	—

State and Political Subdivisions	—	—	—	1,105
Total	$29,929	$52,475	$1,806	$43,205	$619

Total Impaired Loans (1)

(1) Nonaccrual loans with outstanding balances of less than $100 thousand are not considered for individual impairment evaluation and are accordingly not included in the table above. However, these loans are evaluated collectively as homogenous pools in the general allowance calculation under ASC Topic 310. Total non-accrual loans with individual balances of less than $100 thousand equaled $838 thousand at December 31, 2010.

(2) Interest income represents income recognized on performing TDRs

Included in total impaired loans are performing TDRs of $2.5 million and $10.7 million as of December 31, 2010 and 2009, respectively. The Bank was not committed to lend additional funds to loans classified as a troubled debt restructuring as of December 31, 2010.

Individually impaired loans at December 31, 2009 were as follows (in thousands):

2009
Loans with no allocated allowance for loan and lease losses	$11,348
Loans with allocated allowance for loan and lease losses	$25,260
Total balance of loans considered impaired	$36,608

The average recorded balance of impaired loans for the years ended December 31, 2009, and 2008 was $49.4 million, and $885 thousand, respectively.

The additional interest income that would have been earned on nonaccrual and restructured loans for the years ended December 31, 2010, 2009, and 2008 in accordance with their original terms approximated $2.9 million, $2.8 million, and $1.1 million, respectively.  Interest income recognized on impaired loans for the years ended December 31, 2010, 2009, and 2008 approximated $619 thousand, $976 thousand and $0, respectively.

Note 6. OTHER REAL ESTATE OWNED

The following schedule reflects the components of OREO (in thousands):

	As of December 31,
	2010	2009

Land/Lots	8,357	5,887
Commercial Real Estate	1,086	4,852
Residential Real Estate	190	445
Total	$9,633	$11,184

The following schedule reflects the roll forward of OREO (in thousands):

	Years Ended December 31,
	2010	2009	2008

Balance, beginning of year	$11,184	$2,308	$2,588
Additions	9,928	11,717	—
Write-downs	(5,906)	(434)	—
Carrying value of OREO sold	(5,573)	(72)	(280)
Transfer to bank premises	—	(2,335)	—
Balance, end of year	$9,633	$11,184	$2,308

The following table details the components of net expense (income) of OREO for the years ended December 31 (in thousands):

	2010	2009	2008
Insurance	$72	$5	—
Legal fees	138	53	—
Maintenance	273	—	—
Losses from the operation of foreclosed properties	685	7	—
Professional Fees	25	6	—
Real estate taxes	385	595	—
Utilities	25	15	—
Impairment charges	5,906	434	—
Other	12	135	(4)
Total	$7,521	$1,250	$(4)

Note 7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009

Land	$6,770	$6,966
Buildings and improvements	10,519	11,065
Furniture, fixtures and equipment	11,191	10,828
Leasehold improvements	5,071	4,892
Total	$33,551	$33,751
Less accumulated depreciation	14,241	13,084
Net	$19,310	$20,667

Depreciation and amortization expense amounted to $1.4 million, $1.5 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 8. SERVICING

The Company originates one-to-four-family residential loans that it sells in the secondary market, and the Company retains the servicing of those loans. The Company also performs servicing for a pool of automobile loans sold in 2010. Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid balances of mortgage and other loans serviced for others were $193.9 million, $147.6 million and $120.6 million at December 31, 2010, 2009 and 2008, respectively.

The one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and were subsequently assigned and delivered to Freddie Mac. At December 31, 2010, substantially all of the loans serviced for others were performing in accordance with their contractual terms.

The following summarizes the activity pertaining to mortgage servicing rights for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of year	$666	$355
Mortgage servicing rights capitalized	281	463
Mortgage servicing rights amortized	(196)	(152)
Provision for loss in fair value	—	—
Balance, end of year	$751	$666

The fair value of all servicing assets was $1.3 million at December 31, 2010.  Fair value has been determined using discount rates ranging from 3.41% to 8.40% and prepayment speeds ranging from 273% to 550% PSA, depending upon the stratification of the specific right.  Based upon this fair value, management has determined that no valuation allowance associated with these mortgage servicing rights is necessary at December 31, 2010.

Note 9. GOODWILL AND INTANGIBLES

In connection with the purchase of the Honesdale branch completed in 2006, the Company acquired intangible assets of $9.8 million.  Of that amount $1.7 million results from a core deposit premium subject to periodic amortization over the useful life of 10 years. Goodwill of $8.1 million, which is not subject to amortization, arose in connection with the acquisition. In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009 (the “Measurement Date”). The analysis included a combination of a market approach based analysis of comparable transactions, change of control premiums paid, a discounted cash flow analysis of the potential dividends of the Company and the assessment of the fair value of the Company’s statement of financial condition as of the measurement date. As a result of the analysis, the $8.1 million was charged off as of December 31, 2009.

A summary of core deposit intangible assets as of December 31 (in thousands):

	2010	2009
Core deposit intangibles
Gross carrying amount	$1,650	$1,650
Less: accumulated amortization	687	522
Net carrying amount	$963	$1,128

Amortization expense on core deposit intangible assets totaled $165 thousand for 2010, 2009, and 2008 respectively.

Amortization expense on core deposit intangible assets with definite useful lives is expected to total $165 thousand for 2011, $165 thousand for 2012, $165 thousand for 2013, $165 thousand for 2014, $165 thousand for 2015 and $138 thousand thereafter.

Note 10. DEPOSITS

Deposits are as follows as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Demand	$93,215	$85,370
Interest-bearing demand	349,185	352,631
Savings	90,037	86,455
Time ($100,000 and over)	189,526	238,839
Other time	260,473	308,313
Total	$982,436	$1,071,608

The Company had brokered deposits (classified as time and other time in the above table) of $53.2 million and $86.6 million, at December 31, 2010 and 2009, respectively.

At December 31, 2010 time deposits including certificates of deposit and Individual Retirement Accounts have the scheduled maturities as follows (in thousands):

	Time Deposits
	$100,000	Other
	and Over	Time Deposits	Total
2011	$155,651	$157,428	$313,079
2012	19,298	42,866	62,164
2013	2,139	22,905	25,044
2014	2,615	8,354	10,969
2015	6,461	16,498	22,959
2016 and Thereafter	3,362	12,422	15,784
Total	$189,526	$260,473	$449,999

Investment securities with a carrying value of $147.4 million and $124.7 million at December 31, 2010 and 2009, respectively, were pledged to collateralize certain deposits.

Note 11.  BORROWED FUNDS

Borrowed funds at December 31, 2010 and 2009 include the following (in thousands):

	2010	2009

Treasury tax and loan demand note	$407	$227
FHLB advances	101,887	183,830
Junior subordinated debentures	10,310	10,310
Subordinated debentures	25,000	23,100
Total	$137,604	$217,467

The Company also utilizes short-term Federal funds purchased which represent overnight borrowings providing for the short-term funding requirements of the Bank and generally mature within one business day of the transaction.  During 2010, the average outstanding balance on these credit lines amounted to $82 thousand and the weighted average rate paid in 2010 was 1.10%.  Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities.  The Company did not borrow any Federal Reserve Discount Window funds during the year ended December 31, 2010.

The following table presents borrowed funds at their maturity dates (in thousands):

	December 31, 2010
	Amount	Weighted Average Interest Rate
Within one year	$33,440	4.99%
After one year but within two years	16,397	4.13%
After two years but within three years	35,917	3.00%
After three years but within four years	5,000	3.47%
After four years but within five years	11,115	5.50%
After five years	35,735	6.21%
Total	$137,604	4.67%

The FHLB of Pittsburgh borrowings of $101.9 million are all fixed rate advances, of which $11.0 million are maturing in less than 30 days and the remaining maturing in more than 90 days. All advances are collateralized either under a blanket pledge agreement for commercial real estate loans, one-to-four family mortgage loans, or mortgage-backed securities.  In addition, the Company is required to purchase FHLB stock based upon the amount of advances outstanding.  The Company was in compliance with this requirement having a stock investment in FHLB of Pittsburgh of $10.3 million at December 31, 2010.  Investment securities with a carrying value of $65.3 million and $53.6 million, and loans of $196.2 million and $50.2, at December 31, 2010 and 2009, respectively, were pledged to collateralize FHLB advances. The substantial increase in pledged loans was primarily a result of the FHLB requiring the Bank to be fully collateralized on its outstanding borrowings as a result of the change in the Bank’s risk profile.

At December 31, 2010, the Company had available from the FHLB of Pittsburgh an open line of credit for $36.4 million. The line of credit may bear interest at either a fixed rate or a variable rate, such rate being set at the time of the funding request.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2010 and 2009 were $182.9 million and $263.0 million, respectively.

On December 14, 2006, First National Community Statutory Trust I (the “Trust”), a trust formed under Delaware law, that is an unconsolidated subsidiary of the Company, issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036.  The Company owns all of the ownership interest in the Trust.  The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by the Company.  The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month Libor rate.  The average interest rate paid on the Debentures was 2.01% in 2010, 2.69% in 2009, and 4.97% in 2008.  The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company.  The Debentures represent the sole assets of the Trust.  Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Company has the option, subject to required regulatory approval of the Federal Reserve, to prepay the trust securities beginning December 15, 2011.  The Company has, under the terms of the Debentures and the related Indenture, as well as, the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. At December 31, 2010 and 2009, accrued and unpaid interest associated with the junior subordinated debentures amounted to $61 thousand and $9 thousand, respectively.

The Company has applied ASC 810 to its investment in the Issuer Trust, and as such, it has reflected this investment on a deconsolidated basis.  As a result, the junior subordinated debentures issued by the Issuer Trust, totaling $10.3 million has been reflected in Borrowed Funds in the consolidated statements of financial condition at December 31, 2010 and 2009 under the caption “Junior Subordinated Debentures”.  The Company records interest expense on the corresponding debentures in its consolidated statement of operations.  The Company also records its common stock investment issued by First National Community Statutory Trust I in “Other Assets” in its consolidated statements of financial condition at December 31, 2010 and 2009.

On September 1, 2009, the Company offered only to Accredited Investors up to $25.0 million principal amount of unsecured Subordinated Notes Due September 1, 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100 thousand and integral multiples of $100 thousand in excess thereof.  The Notes mature on September 1, 2019.  For the first five years from issuance, the Company will pay interest only on the Notes.  Commencing September 1, 2015, the Company is required to pay interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity subject to deferral. Payments of interest is payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to deferral.  Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015.  Of the $25.0 million offered, the principal balance outstanding for these notes was $25.0 million and $23.1 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, accrued and unpaid interest associated with the Notes amounted to $762 thousand and $175 thousand, respectively.

Pursuant to the November 24, 2010 written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”), the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.  See Note 17 to these consolidated financial statements “Regulatory Matters”.

The Company is currently deferring interest payments on the Company’s Debentures and Notes.  The last payment made on the Debentures was the payment due on September 14, 2010 and the last payment made on the Notes was the payment due on September 1, 2010.

Note 12.   BENEFIT PLANS

The Bank has a defined contribution profit sharing plan which covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded.  Contributions to the plan in 2010, 2009 and 2008 amounted to $0, $375 thousand and $750 thousand, respectively.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan.  This plan permits eligible participants to elect to defer a portion of their compensation.  At December 31, 2010 and 2009, elective deferred compensation and accrued earnings aggregating $7.3 and $7.6 million, respectively, is included in other liabilities in the accompanying statement of financial condition.  The Company had not funded the deferred compensation plans as of December 31, 2010 or 2009.

Note 13.   INCOME TAXES

The provision (benefit) for income taxes included in the statement of operations is comprised of the following components (in thousands):

	2010	2009	2008
Current	$(3,512)	$(10,214)	$5,057
Deferred	3,512	1,620	(453)
Total	$—	$(8,594)	$4,604

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory Federal Income Tax Rate (34% for 2010 and 35% for 2009 and 2008) to pre-tax income or loss as a result of the following differences (in thousands):

	2010	2009	2008

Provision/(benefit) at statutory tax rates	$(10,785)	$(18,519)	$6,890
Add (deduct):
Tax effects of non-taxable income	(2,704)	(2,644)	(2,108)
Non-deductible interest expense	170	234	264
Stock options exercised	—	(11)	(51)
Bank owned life insurance	(252)	(309)	—
Stock option compensation	—	285	—
Change in valuation allowance	13,165	12,112	—
Other Items Net	406	258	(391)
Provision/(benefit) for income taxes	$—	$(8,594)	$4,604

The components of the net deferred tax asset, included in other assets, at December 31 are as follows (in thousands):

	2010	2009

Allowance for loan and lease losses	$8,076	$8,413
Deferred compensation	2,470	2,643
Unrealized holding losses on securities available-for-sale	6,255	6,626
Other-than-temporary impairment	1,567	1,889
Other real estate owned valuation	1,608	152
Deferred intangible assets	1,944	2,300
AMT tax credits	2,215	663
Fixed asset valuation	407	—
Charitable contribution carryover	154	81
Accrued rent expense	208	—
Net operating loss carryover	6,994	—
Gross deferred tax assets	31,898	22,767

Deferred loan origination fees	(131)	(266)
Depreciation	(235)	(251)
Gross deferred tax liabilities	(366)	(517)
Net deferred asset before valuation allowance	31,532	22,250
Valuation allowance	(25,277)	(12,112)
Net deferred tax assets	$6,255	$10,138

At December 31, 2010 and 2009, the Company had recognized $12.4 and $12.2 million of refundable federal income taxes associated with its net operating losses incurred in 2010 and 2009.

As of December 31, 2010 and 2009, the Company has established a valuation allowance of $25.3 million and $12.1 million, respectively, related to deferred tax assets that would be realizable based only on future taxable income.  At December 31, 2010 and 2009, no valuation allowance was recorded for the deferred tax assets related to the unrealized holding losses on securities available-for-sale because the Company has the intent and ability to hold these securities until recovery of the unrealized losses, which may be at maturity.  In addition, at December 31, 2009, there was no valuation allowance recorded for $3.5 million of deferred tax assets which are expected to be realized through the Company’s ability to obtain refunds of income taxes previously paid.  The Company will continue to monitor the realizability of its deferred tax assets and may make changes to the valuation allowance recorded as circumstances change.

As of December 31, 2010, the Company had $20.6 million of Net Operating Loss carryovers resulting in gross deferred tax assets of $7.0 million.  These carryovers will expire after December 31, 2030 if not utilized.  As of December 31, 2010, the Company also had $452 thousand of charitable contribution carryovers resulting in gross deferred tax assets of $154 thousand.  These carryovers will expire after December 31, 2014 if not utilized.  In addition, the Company had alternative minimum tax credit carryovers of $2.2 million as of December 31, 2010 that have an indefinite life.

Note 14.  RELATED PARTY TRANSACTIONS

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the years ended December 31, 2010 and 2009.

	2010	2009
	(in thousands)	(in thousands)
Outstanding at beginning of the year	$102,705	$88,898
New loans and advances	88,713	90,949
Repayments	(83,644)	(73,938)
Charge-offs	(7,861)	(211)
Other *	(7,696)	(2,993)
Outstanding at end of year	$92,217	$102,705

*Other represents loans to related parties that ceased being related parties during the year.

At December 31, 2010, loans in the amount of $5.2 million, net of charge-offs, made to former directors, executive officers and their related parties were not performing in accordance with the terms of the loan agreements.  These loans were guaranteed by an individual who resigned from the Company’s Board of Directors in 2010.  Also, as of December 31, 2010, additional loans in the amount of $789 thousand to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

Included in related party loans is a $5.1 million, total aggregate amount outstanding under a, commercial line of credit (“line”) to a company owned by a director.  The Company also sold a participation interest in this line to the same director in the amount of $4 million. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2010, 2009, and 2008 amounted to $131.6 million, $136.5 million, and $123.3 million, respectively.  Interest paid on the deposits amounted to $862 thousand, $1.2 million, and $2.5 million for the years ended December 31, 2010, 2009, 2008, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties.  The Company recorded payments for these services of $1.1 million, $0.7 million, and $1.6 million in 2010, 2009, and 2008, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $11 million as of both December 31, 2010, and 2009.  Interest paid to directors on these notes totaled $685 thousand and $259 thousand for the years ended December 31, 2010, and 2009, respectively.  Interest accrued and unpaid on these notes totaled $305 thousand at December 31, 2010.

The Company leases its Honesdale Route 6 branch location from a related party.  Total lease payments were $9 thousand for each of the years ended December 31, 2010, 2009, and 2008.

Note 15.   COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

At December 31, 2010, the Company was obligated under certain non-cancelable leases with initial or remaining terms of one year or more.  Minimum future obligations under non-cancelable leases in effect at December 31, 2010 are as follows (in thousands):

	Facilities	Equipment	Total
2011	$558	$100	$658
2012	532	70	602
2013	565	56	621
2014	373	30	403
2015	81	17	98
2016 and thereafter	136	—	136
Total	$2,245	$273	$2,518

Total rental expense under leases amounted to $618 thousand, $614 thousand and $608 thousand in 2010, 2009 and 2008, respectively.

Financial Instruments with off-balance sheet commitments

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

Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

	2010	2009
Commitments to extend credit	$125,981	$158,125
Standby letters of credit	57,629	67,678

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

Federal Home Loan Bank — Mortgage Partnership Finance Program

Under a secondary market loan servicing program with the FHLB, the Company, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB.  At December 31, 2010, the Company serviced payments on $23.4 million of first lien residential loan principal under these terms for the FHLB.  At December 31, 2010, the maximum obligation for such guarantees by the Company would be approximately $1.5 million if total foreclosure losses on the entire pool of loans exceed approximately $61 thousand.  Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks.  The aggregate cash balances represent federal funds sold of $0 and $62 million; and due from bank accounts in excess of the limit covered by the Federal Deposit Insurance Corporation amounting to $0 as of December 31, 2010 and 2009.

Loan Concentrations: The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and commercial construction portfolios comprise $333.7 million, or 44.0% of gross loans at December 31, 2010. The Company had commercial real estate and commercial construction loans of $40.3 million, or 5.3%, of net loans to customers outside of Pennsylvania. Geographic concentrations exist because the Company provides its services in its primary market area of Pennsylvania and conducts limited activities outside of that area.

At December 31, 2010 and 2009, the Bank’s loan portfolio (in thousands) was concentrated in loans in the following industries. Approximately ninety seven percent of loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Bank.

	December 31, 2010		December 31, 2009
	Amount	% of Gross Loans	Amount	% of Gross Loans

Land subdivision	$29,518	3.89%	$54,649	5.82%
Shopping centers/complexes	26,298	3.47%	32,376	3.45%
Gas stations	18,289	2.41%	22,606	2.41%
Office complexes/units	16,842	2.22%	25,352	2.70%
Solid waste landfills	52,270	6.90%	43,297	4.61%

Other

The Company is also a party to routine litigation involving various aspects of its business, and is party to a trademark infringement claim, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Note 16.  STOCK OPTION PLANS

On August 30, 2000, the Company’s Board adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options may be granted to key officers and other employees of the Company.  The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares.  Options and rights granted under the Stock Incentive Plan become exercisable six months after the date the options are awarded and expire ten years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010, therefore no further grants will be made under the plan.

The Board also adopted on August 30, 2000, the 2000 Independent Directors Stock Option Plan (the “Directors’ Stock Plan”) for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the Directors’ Stock Plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares. Directors’ Stock Plan expired on August 30, 2010, therefore no further grants will be made under the plan.

Compensation expense related to options under both the Stock Incentive Plan and the Directors’ Stock Plan in 2010, 2009 and 2008 was $0, $0 and $159 thousand, respectively.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	—	3.87%	—
Expected life	—	10 years	—
Expected volatility	—	27.8%	—
Risk-free interest rate	—	2.99%	—

A summary of the status of the Company’s stock option plans is presented below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	366,248	$12.18	325,134	$12.36	360,694	$11.93
Granted	—		74,600	10.81	—	—
Exercised	—		(15,500)	5.97	(31,125)	6.31
Forfeited	(143,632)	11.55	(17,986)	15.21	(4,435)	19.55
Outstanding at the end of the year	222,616	$12.58	366,248	$12.18	325,134	$12.36
Options exercisable at year end	222,616	$12.58	366,248	$12.18	325,134	$12.36
Weighted average fair value of options granted during the year		$—		$2.13		$—
Stock-Based Compensation Expense		$—		$—		$158,898

The total intrinsic values of options exercised during the years ended December 31, 2010, 2009 and 2008 were $0 thousand, $34 thousand and $275 thousand, respectively. As of December 31, 2010, there was no unrecognized compensation expense. Cash received from stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $93 thousand and $197 thousand, respectively.

Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 5.19-$23.13	222,616	4.7 years	$12.58	222,616	$12.58

As of December 31, 2010, there was no aggregate intrinsic value of options outstanding.

Note 17.   REGULATORY MATTERS

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010 without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports on a monthly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are as follows:

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2010, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets. As of December 31, 2010, the Bank did not meet these requirements. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios as of December 31, 2010, 2009 and 2008 are presented in the following table:

CAPITAL ANALYSIS

(in thousands)

	December 31,
	2010	2009	2008
Company
Tier I Capital:
Total Tier I Capital	$53,297	$84,365	$117,285
Tier II Capital:
Subordinated notes	25,000	23,100	—
Allowable portion of ALLL	11,201	14,594	9,150
Total Tier II Capital	36,201	37,694	9,150
Total Risk-Based Capital	$89,498	$122,059	$126,435
Total Risk Weighted Assets	$883,887	$1,158,157	$1,130,824

Bank
Tier I Capital:
Total Tier I Capital	$75,659	$103,453	$117,069
Tier II Capital:
Allowable portion of allowance for loan losses	11,197	14,590	9,150
Total Tier II Capital	11,197	14,590	9,150
Total Risk-Based Capital	$86,856	$118,043	$126,219
Total Risk Weighted Assets	$883,535	$1,157,823	$1,130,490

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
As of December 31, 2010	Amount	Ratio	Amount		Ratio	Amount	Ratio

Total Capital
(to Risk Weighted Assets)
Company	$89,499	10.13%	$	>70,711	>8.00%	N/A	N/A
Bank	$86,856	9.83%	$	>70,683	>8.00%	$ >88,500	>10.00%

Tier I Capital
(to Risk Weighted Assets)
Company	$53,297	6.03%	$	>35,535	>4.00%	N/A	N/A
Bank	$75,659	8.56%	$	>35,341	>4.00%	$ >53,100	>6.00%

Tier I Capital
(to Average Assets)
Company	$53,297	4.27%	$	>49,964	>4.00%	N/A	N/A
Bank	$75,659	6.06%	$	>49,950	>4.00%	$ >62,511	>5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2009 :	Amount	Ratio	Amount		Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Company	$122,059	10.54%	$	>92,653	>8.00%	N/A	N/A
Bank	$118,043	10.20%	$	>92,626	>8.00%	$ >115,782	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$84,365	7.28%	$	>46,326	>4.00%	N/A	N/A
Bank	$103,453	8.94%		$46,313	>4.00%	$ >69,469	>6.00%
Tier I Capital (to Average Assets)
Company	$84,365	5.94%	$	>56,853	>4.00%	N/A	N/A
Bank	$103,453	7.28%	$	>56,853	>4.00%	$ >71,067	>5.00%

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

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price. In accordance with the Company’s adoption of the new authoritative accounting guidance under ASC Topic 820, the Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs in the Company’s securities portfolio are obtained from a third-party service provider that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 4 of these consolidated financial statements.

As of December 31, 2010, the Company owned PreTSLs having a book value of $12.1 million.  The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 4, and the calculation used for fair value of the Company’s PreTSL securities relates only to the discount rate used.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 4.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 15% discount rate to PreTSL XIX and PreTSL XXVI and a 20% discount rate for the remaining PreTSLs to the expected cash flows to estimate fair value.

As of December 31, 2010, the Company owned a security issued by a state and political subdivision having a book value of $2.2 million that was downgraded by several nationally recognized credit rating agencies.  As a result of the downgrade, the market for this security at December 31, 2010 is no longer active.  The security was historically priced using Level 2 inputs.  The credit downgrade has resulted in decline in the level of significant other observable inputs for this investment security at the measurement date. Broker pricing and bid/ask spreads are very limited, the weaker credit rating has resulted in additional price discounts and the absence of a CUSIP limits the amount of information that is available about this security.  As such, the valuation of this investment is now determined using Level 3 inputs.  The Company obtained a bid indication from a third party municipal trading desk to determine its fair value.

Loans

For non-impaired loans and non-collateral dependent impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. The Company does not record loans at fair value on a recurring basis.  However from time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of the collateral is generally based on appraisals.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.  See also, Note 2 “Summary of Significant Accounting Policies — Loan Impairment” and Note 5 “Loans.”

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

Commitments to extend credit and standby letters of credit

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of off-balance- sheet commitments is insignificant and therefore not included in the table for non-recurring assets and liabilities.

Assets Measured on a Recurring Basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value (dollars in thousands):

Fair Value Measurements at December 31, 2010

			Significant
		Quoted prices	Other	Significant
		in active markets	Observable	Unobservable
		for identical	Inputs	Inputs
	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. Government Agencies	$8,307	$—	$8,307	$—
Obligations of political and state subdivisions	111,353	—	109,108	2,245
Government sponsored agency CMOs	77,816	—	77,816	—
Residential mortgage-backed securities:
Government sponsored agency	49,120	—	49,120	—
Pooled trust preferred senior class	1,422	—	—	1,422
Pooled trust preferred mezzanine class	1,647	—	—	1,647
Corporate debt securities	395	—	395	—
Equity securities	1,012	1,012	—	—
Total securities available-for-sale	$251,072	$1,012	$244,746	$5,314

Fair Value Measurements at December 31, 2009

			Significant
		Quoted prices	Other	Significant
		in active markets	Observable	Unobservable
		for identical	Inputs	Inputs
	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. Government Agencies	$27,089	$—	$27,089	$—
Obligations of political and state subdivisions	118,670	—	118,670	—
Government sponsored agency CMOs	53,495	—	53,495	—
Private label CMOs	21,059	—	21,059	—
Residential mortgage-backed securities:
Government sponsored agency	27,442	—	27,442	—
Pooled trust preferred senior class	1,391	—	—	1,391
Pooled trust preferred mezzanine class	2,419	—	—	2,419
Corporate debt securities	356	—	356	—
Equity securities	1,025	1,025	—	—
Total securities available-for-sale	$252,946	$1,025	$248,111	$3,810

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	2010			2009
	Trust	State and		Trust
	Preferred	Political		Preferred
	Securities	Subdivisions	Total	Securities

Beginning balance	$3,810	$—	$3,810	$17,652
Accretion of discount	15	—	15	251
Payment received	—		—	(166)
Gains or losses (realized/ unrealized)			—
Included in earnings	(4,271)	—	(4,271)	(18,389)
Included in other comprehensive income	3,515	—	3,515	4,462
Transfers in and out of Level 3	—	2,245	2,245	—
Ending balance	$3,069	$2,245	$5,314	$3,810

The realized loss of $4.2 million, included in earnings, relates to OTTI losses on the Company’s PreTSLs out of which $3.5 million had been recorded in unrealized losses in other comprehensive income. There were no transfers between levels within the fair value hierarchy nor were there any purchases, sales, or issuances during the period ended December 31, 2010.

During 2010, a state and political subdivision obligation the Company held in its securities available-for-sale portfolio was downgraded by several nationally recognized credit rating agencies.  The Company is no longer able to value the instrument based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active or model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.  Therefore, the Company transferred the instrument to Level 3.

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2010			Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Collateral dependent impaired loans (1)			$26,336			$30,532
Other real estate owned			4,923			1,484

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

Other real estate owned properties are recorded at the fair value less the estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, the balance might be written down further.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amounts in the table above represent OREO as of December 31, 2010.

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

The estimated fair values of the Company’s financial instruments (in thousands) are as follows:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	$74,505	$74,505	$86,364	$86,364
Securities	253,066	252,929	254,845	254,734
FHLB and FRB stock	11,572	11,572	11,779	11,779
Loans, net	735,813	736,992	917,516	871,732
Loans held for sale	3,557	3,557	442	442
Accrued interest receivable	3,119	3,119	4,245	4,245
Mortgage servicing rights	751	1,258	666	962

Financial liabilities
Deposits	982,436	987,675	1,071,608	1,076,700
Borrowed funds	137,604	143,025	217,467	220,434
Accrued interest payable	2,763	2,763	2,880	2,880

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except share amounts):

	2010	2009	2008

Net income (loss)	$(31,720)	$(44,316)	$15,083

Basic weighted-average number of common shares outstanding	16,354,245	16,169,777	15,862,335
Plus: Common share equivalents	—	—	83,830
Diluted weighted-average number of common shares outstanding	16,354,245	16,169,777	15,946,165

Earnings per common share:
Basic	$(1.94)	$(2.74)	$0.95
Diluted	$(1.94)	$(2.74)	$0.95

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented.  Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.  Antidilutive stock options equaled approximately 222,616, 366,248 and 241,304 for the years ended December 31, 2010, 2009 and 2008, respectively.

Earnings per Common Share:  Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period.  The shares in the denominator were 16,354,245, 16,169,777 and 15,862,335 in 2010, 2009 and 2008, respectively.  Diluted earnings per share includes the dilutive effect of additional potential common shares for stock options outstanding.  The shares in the denominator were 16,354,245, 16,169,777, and 15,946,149 in 2010, 2009, and 2008, respectively.

Note 20.  CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

Condensed parent company only financial information is as follows (in thousands):

	2010	2009
Assets
Cash	$3,425	$4,539
Investment in statutory trust	347	341
Investment in subsidiary (equity method)	64,414	91,809
Total assets	$68,186	$96,689

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$10,310	$10,310
Subordinated debentures	25,000	23,100
Other liabilities	823	195
Shareholders’ equity	32,055	63,084
Total liabilities and shareholders’ equity	$68,188	$96,689

Condensed Statements of Operations for the years ending December 31,

	2010	2009	2008
Income
Dividends from Subsidiary	$—	$1,200	$4,100
Equity in Undistributed Income of Subsidiary	(29,076)	(44,862)	11,386
Equity In Trust	6	—	16
Total Income	(29,070)	(43,662)	15,502

Expenses	2,650	654	419
Net (loss) income	$(31,720)	$(44,316)	$15,083

Condensed Statements of Cash Flows for the years ending December 31,

	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(31,720)	$(44,316)	$15,083
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	29,076	44,870	(11,386)
Equity in Trust	(6)	(5)	(2)
Increase/(decrease) in other liabilities	628	177	(20)
Net Cash Provided by Operating Activities	$(2,022)	$726	$3,675
Cash Flows from Investing Activities:
Investment in capital of subsidiary	$(1,520)	$(18,480)	$—
Net Cash Used in Investing Activities	$(1,520)	$(18,480)	$—
Cash Flows from Financing Activities:
Increase in borrowed funds	$1,900	$23,100	$—
Cash dividends	—	(2,738)	(7,294)
Proceeds from issuance of common stock, net of stock issuance costs	528	1,743	3,478
Net Cash Used in Investing Activities	$2,428	$22,105	$(3,816)
Increase (decrease) in Cash	(1,114)	$4,351	$(160)
Cash at Beginning of Year	4,539	188	348
Cash at End of Year	$3,425	$4,539	$188

Non-cash investing and financing activities

In 1999, the Company adopted a dividend reinvestment plan.  Shares of stock issued in 2010, 2009 and 2008 were 0, 226,542 and 270,553, respectively, in lieu of paying cash dividends of $0, $1.7 million and $3.3 million over the same period.

Note 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except share amounts:

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31
Interest income	$15,159	$14,389	$13,562	$12,361
Interest expense	6,072	5,633	5,364	4,799
Net interest income	9,087	8,756	8,198	7,562
Provision for loan and lease losses	5,108	4,574	7,311	8,048
Net interest income (loss) after provision for loan and lease losses	3,979	4,182	887	(486)
Non-interest income (loss)	2,581	(872)	(2,177)	1,946
Non-interest expense	7,385	8,505	10,539	15,331
Loss before income tax expense	(825)	(5,195)	(11,829)	(13,871)
Provision for income taxes	—	—	—	—
Net loss	$(825)	$(5,195)	$(11,829)	$(13,871)
Earnings/(loss) per share:
Basic	$(0.05)	$(0.32)	$(0.72)	$(0.85)
Diluted	$(0.05)	$(0.32)	$(0.72)	$(0.85

During the quarter ended December 31, 2010, the Company recorded an OREO valuation write down in the amount of $3.4 million.  The write down was based on updated appraisals on two land development properties.

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31
Interest income	$16,809	$16,300	$15,630	$15,659
Interest expense	6,183	6,163	6,265	6,585
Net interest income	10,626	10,137	9,365	9,074
Provision for loan and lease losses	2,460	7,250	11,050	21,329
Net interest income (loss) after provision for loan and lease losses	8,166	2,887	(1,685)	(12,255)
Non-interest income	2,560	(6,846)	(975)	(6,590)
Non-interest expense	6,814	7,764	7,914	15,860
Income (loss) before income tax expense	3,912	(11,723)	(10,574)	(34,705)
Provision/(benefit) for income taxes	750	(3,402)	(1,210)	(4,732)
Net income/(loss)	$3,162	$(8,321)	$(9,364)	$(29,973)
Earnings/(loss) per share:
Basic	$0.20	$(0.51)	$(0.58)	$(1.85)
Diluted	$0.20	$(0.51)	$(0.58)	$(1.85)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 27, 2010, the Audit Committee of the Board of Directors of the Company dismissed Demetrius & Company, L.L.C. (“Demetrius”), as the Company’s independent public accountant.

The reports of Demetrius on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2009 and December 31, 2008, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the years ended December 31, 2009 and 2008, and in connection with the audit of the Company’s financial statements for such periods, and for the period from January 1, 2010 to October 27, 2010, there were no disagreements between the Company and Demetrius on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Demetrius, would have caused Demetrius to make reference to such matter in connection with its audit reports on the Company’s financial statements.

During the two fiscal year period ended December 31, 2009, and from January 1, 2010 to October 27, 2010, there were no reportable events as such term is used in Item 304(a)(v) of Regulation S-K.

The change in independent public accountants was approved by the Audit Committee of the Board of Directors.  The Company requested that Demetrius furnish it with a letter addressed to the SEC stating whether or not Demetrius agrees with the above statements. A copy of the letter was attached as Exhibit 16 to the Current Report on Form 8-K filed with the SEC on October 28, 2010.

On December 15, 2010, the Company engaged McGladrey & Pullen, LLP (“McGladrey”) as the Company’s independent registered public accounting firm to audit its financial statements.  The engagement of McGladrey was approved by the Company’s Audit Committee.

During the fiscal years ended December 31, 2009 and 2008, and in the interim period from January 1, 2010 through December 15, 2010, there were no consultations between the Company, or any person acting on behalf of the Company, and McGladrey regarding: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that McGladrey concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing, or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is used in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is used in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded, as a result of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting below, the Company’s disclosure controls and procedures were not effective as of such date.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The, Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinement. Except as described in Management’s Report on Internal Control Over Financial Reporting, there have been no changes to the Company’s internal control over financial reporting during 2010, 2011 or to date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2010, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria in the Framework, management identified certain material weaknesses which are described below, and as a result, determined that internal control over financial reporting was not effective at December 31, 2010.

The following is a description of the material weaknesses identified:

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

Information Technology (“IT”)

Systemic control deficiencies were found to exist in the Company’s processes, procedures and safeguards for information systems security, including as it related to access controls and systems administration, data back-up, job processing and change management for network and application changes.  In particular, users of the Company’s computer sub-systems may have had inappropriate access and system privileges that allowed them to view information and/or perform functions that are not appropriate to their job functions.  Such access may have led to transactions being recorded improperly or may have permitted unauthorized transactions to occur.

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

The consolidated financial statements of the Company have been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of the presentation of such financial statements.  In connection therewith, McGladrey & Pullen, LLP is required to form an opinion on the effectiveness of the Company’s internal control over financial reporting.  McGladrey & Pullen, LLP’s opinion on the financial statements and its opinion on internal control over financial reporting are included herein.

/s/ Steven R. Tokach	/s/ Edward J. Lipkus III
Steven R. Tokach	Edward J. Lipkus III
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Community Bancorp, Inc. and Subsidiaries

We have audited First National Community Bancorp, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment:

Financial Reporting

During 2010, the Company determined that material weaknesses in internal control over financial reporting existed at December 31, 2009 resulting from the restatement of the 2009 financial statements.  The process to identify and correct the 2009 misstatements extended well past December 31, 2010. Further, as a result of the 2009 restatement process, management identified material misstatements in the interim financial statements for the quarters ended March 31 and June 30, 2010.  In addition, during the performance of our audit of the December 31, 2010 financial statements, we identified an error related to the transfer of property from other real estate held for sale to real estate to be used for operations, as well as an error related to the proper accounting for operating leases with periodic rental increases.

Also, during the early stages of our audit, we were provided with various financial schedules supporting the balances and transactions in the financial statements that did not agree or reconcile with the related financial statement balances and transactions due to the absence of effective review control procedures over these schedules.

Because of the significance of errors that were detected and corrected during the restatement process, which caused a substantial delay in closing the Company’s accounting records as of and for the year ended December 31, 2010, and because of the additional errors and pervasive significant deficiencies and control deficiencies identified during our audit, the Company did not maintain effective entity level controls over the financial reporting process to ensure that the Company’s financial statements were prepared in accordance with generally accepted accounting principles.

Information Technology (“IT”)

During our testing of the Company’s information technology controls, we noted numerous internal control deficiencies, which when considered collectively, aggregate to a material weakness in internal control over financial reporting.  We identified deficiencies in various aspects of the IT system, including segregation of duties, physical and logical access to the IT system, backup and recovery, job processing, and change management.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated April 6, 2012 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, First National Community Bancorp, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of First National Community Bancorp, Inc. and Subsidiaries and our report dated April 6, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut

April 6, 2012

Item 9B.     Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Director Information

Each person serving on our Board of Directors must possess the individual qualities of competence, collegiality, integrity, accountability and high performance standards.  Directors are expected to devote the time and effort necessary to be productive members of the Board, including learning the Company’s business and doing all that is necessary to attend and actively participate in meetings.  Information about each director of the Company, including such person’s specific experience, qualifications and skills, can be found in the biographical information below.

Michael J. Cestone, Jr. (Director of the Company since 1998)

Mr. Cestone, 80, has been CEO of Mastriani Realty Co., a company that he also owns, since 1959.  Mr. Cestone has served as the Secretary of the Board of Directors of the Company since 1998, as Secretary of the Board of Directors of the Bank since 1971, and as a director of the Bank since 1969.  He has intimate knowledge of the Company through his years of experience with the Company.  Mr. Cestone’s experience in the land development and the building industry, involvement in the community and service as a director of the Bank for over 42 years qualifies him to serve as a director of the Company.  Mr. Cestone is a Class A director whose term expires at the 2011 annual meeting of shareholders, which meeting has not yet been held.

Joseph Coccia (Director of the Company since 1998)

Mr. Coccia, 57, is President of Coccia Ford, Inc. (doing business as Coccia Ford Lincoln Mercury), a car dealership in Wilkes-Barre, Pennsylvania, and President of Eastern Auto Exchange, Inc.  Mr. Coccia’s strong business background and knowledge of owning and operating a large local business, his broad community involvement and his service as a director of the Company and Bank for over 13 years qualifies him to serve as a director of the Company.  Mr. Coccia is a Class C director whose term expires in 2013.

Dominick L. DeNaples (Director of the Company since 1998)

Mr. Dominick L. DeNaples, 74, the Chairman of the Board of Directors of the Company and Bank since 2010, is President of Rail Realty Corp. and Vice President of DeNaples Auto Parts Inc. and Vice President of Keystone Landfill, Inc., each of which he is also co-owner with his brother Louis A. DeNaples, has been a director of the Bank since 1987, and previously served as Vice Chairman of the Board of Directors of the Company from December 2009 until he was elected Chairman in May 2010. Mr. DeNaples’ extensive business background, years of community and charitable involvement, including serving on the Boards of St. Joseph’s Foundation and Center, Red Cross, Lackawanna College, Geisinger, and serving as President of the Boy Scouts of America Northeast Pennsylvania Council, and service as a director of the Company and Bank for over 24 years qualifies him to serve as a director of the Company.  Mr. DeNaples is the brother of director Louis A. DeNaples and the uncle of director Louis A. DeNaples, Jr.  Mr. DeNaples is a Class C director whose term expires in 2013.

Louis A. DeNaples (Director of the Company since 1998)

Mr. Louis A. DeNaples, 71, is President of DeNaples Auto Parts, Inc., President of Keystone Landfill Inc. and Vice President of Rail Realty Corp each of which he co-owns with his brother, Dominick DeNaples.  He has been a director of the Bank since 1972 and served as Chairman of the Board of Directors of the Company from 1998 until his suspension by the OCC in February 2008.  Mr. DeNaples took a leave of absence from involvement with the Company and the Bank following an indictment in Dauphin County, Pennsylvania on charges alleging perjury.  Shortly thereafter, the Federal Reserve Bank of Philadelphia and the Office of the Comptroller of the Currency suspended Mr. DeNaples from office and prohibited him from any participation in the affairs of the Company or the Bank.  His suspension is to remain in effect and enforceable (a) until final disposition of the criminal proceedings or (b) until terminated by the Office of the Comptroller of the Currency.  Though Mr. DeNaples is currently a director of the Company and the Bank, he did not actively serve as a director during 2010 or 2011.  Mr. DeNaples has extensive business knowledge, community and charitable involvement and association with the Bank for many years which has qualified him to serve as a director of the Company and the Bank.  Mr. DeNaples is the brother of director Dominick L. DeNaples and the father of director Louis A. DeNaples, Jr.  Mr. DeNaples is a Class A director whose term expires at the 2011 annual meeting of shareholders, which meeting has not yet been held.

Louis A. DeNaples, Jr. (Director of the Company since 2008)

Dr. DeNaples, Jr., 44, is a licensed physician and Medical Director of the Community Medical Center Emergency Department in Scranton, Pennsylvania and also has served as a director on the Community Medical Center’s Board since 2005.  He has served as director of the Company and the Bank since 2008.  Dr. DeNaples has served as Director and Vice Chairman for The Community’s Bank of Bridgeport Connecticut since 2001.  Dr. DeNaples’ understanding of the banking industry, service as a bank director for more than nine years and considerable community and charitable involvement qualifies him to serve as a director of the Company.  Dr. DeNaples is the son of director Louis A. DeNaples and the nephew of director Dominick L. DeNaples.  Dr. DeNaples is a Class B director whose term expires at the 2012 annual meeting of shareholders.

Joseph J. Gentile (Director of the Company since 1998)

Mr. Gentile, 81, retired in 2010 as President of Dunmore Oil Company, Inc., a fuel distributor, after 30 years with that company.  He also has been a director of Five Star Equipment, Inc., an industrial equipment dealer, since 1989.  Mr. Gentile has served on the Board of Directors of the Bank since 1989.  Mr. Gentile’s strong business background, understanding of the local business and social community, community and charitable involvement and service as a director of the Bank for over 21 years qualifies him to serve as a director of the Company.  Mr. Gentile is a Class A director whose term expires at the 2011 annual meeting of shareholders, which meeting has not yet been held.

Thomas J. Melone (Director of the Company since 2011)

Thomas J. Melone, age 53, was appointed as a Director of the Company in May 2011.  Mr. Melone is a Partner at the Albert B. Melone Company where he has worked as a certified public accountant since 1984.  Mr. Melone is also an owner of Pro-Data Processing, Inc.  Mr. Melone brings extensive accounting experience and expertise with respect to reviewing financial statements and materials.  Mr. Melone is a graduate of Kings College.  Mr. Melone’s business and accounting experience qualify him to serve as a director of the Company.  Mr. Melone is a Class B director whose term expires at the 2012 annual meeting of shareholders.

John P. Moses (Director of the Company since 1999)

Mr. Moses, 65, has served as the Chairman of BlueCross of Northeastern Pennsylvania since 1997, and as an attorney in private practice since 1971, including as Of Counsel at the law firm of Cozen & O’Connor since 2009.  Mr. Moses has been a director of the Company and the Bank since 1999.  During his career, he also has served as chair of the Northeast Pennsylvania Heart Association and as Chairman and President of the Board of Governors of St. Jude Children’s Research Hospital (“St. Jude”), and as Chief Executive Officer for ALSAC, the fundraising arm of St. Jude.  Mr. Moses also has had a distinguished career in public service, having served as a member of state commissions and as counsel to various state and local judicial, executive, legislative and administrative offices and non-profits.  He has received numerous awards for his contributions in public service, business, the law and charitable causes, most recently in 2009 as recipient of the Hope Award from the American Cancer Society.  He also serves on the boards of Villanova University School of Law, Wilkes Law School Initiative and The Commonwealth Medical College.  Admitted to practice law in Pennsylvania and before the U.S. Supreme Court, he is a graduate of the Villanova University School of Law.  Mr. Moses’ extensive business and legal background, community and charitable involvement and service as a director of the Company and Bank for over 12 years qualifies him to serve as a director of the Company.  Mr. Moses is a Class C director whose term expires in 2013.

Steven R. Tokach (Director of the Company since 2011)

Steven R. Tokach, age 65, has served as the interim President and Chief Executive Officer of the Company and the Bank since December 5, 2011.  Mr. Tokach also serves as a director of the Company and the Bank.  Previously, Mr. Tokach was retired from banking since 2006.  Prior to that, he was Senior Vice President and Chief Credit Administrator for Community Bank, N.A., a multi-billion dollar bank with locations in upstate New York and Northeastern Pennsylvania, from 2004 to 2006.  Mr. Tokach served as Regional President of First Liberty Bank & Trust, N.A., the Pennsylvania bank division of Community Bank, N.A, from 2001 to 2004.  He served as President of First Liberty Bank in Jermyn, Pennsylvania from 1996 to 2001 and as Executive Vice President and Chief Operating Officer from 1991 to 1996.  Prior to that, Mr. Tokach worked for three other banks located in Pennsylvania, serving as Vice President of First Eastern Bank from 1989 to 1991, as Vice President of Guaranty Bank, N.A. from 1986 to 1989 and as Vice President of The First National Bank of Jermyn from 1982 to 1986.  Prior to his banking career, Mr. Tokach was a Bank Examiner with the OCC from 1968 to 1982, supervising or assisting in the examination of national banks.  Mr. Tokach is a graduate of King’s College in Wilkes-Barre, Pennsylvania, where he earned his bachelor’s degree in accounting.  He is a former member of the boards of directors of the Scranton Chamber of Commerce and the United One Credit Bureau.  Mr. Tokach’s extensive banking experience, knowledge of bank regulatory matters from his time with the OCC and accounting and financial background qualify him to serve as a director of the Company.  Mr. Tokach is a Class B director whose term expires in 2012.

Directors during 2010 Who Are Not Currently Directors

J. David Lombardi served as a director until his resignation in March 2010.  Gerard A. Champi was appointed as interim President and Chief Executive Officer and as a director of the Bank following Mr. Lombardi’s resignation.  Mr. Champi served as a director of the Bank, but not as a director of the Company, until February 2011.  William P. Conaboy also served as a director in 2010 until his resignation in November 2010.

Executive Officers Who Are Not Directors

Information regarding persons who are executive officers of the Company or the Bank and who are not directors of the Company is set forth below.  Except as otherwise indicated, the occupation listed has been such person’s principal occupation for at least the last five years.

James M. Bone

Mr. Bone, 50, is Executive Vice President and Chief Information Officer of the Bank, a position he has held since May 2010.  Mr. Bone has been an employee of the Bank since 1986, serving as First Senior Vice President and Administrative Services Division Manager from July 2000 to April 2010; as Senior Vice President and Branch Administrator from January 1995 to June 2000; Vice President and Community Office Manager/Commercial Loan Officer from May 1992 to December 1994; Vice President and Loan Administration/Compliance Division Manager from January 1989 to May 1992; and Internal Auditor from July 1986 to December 1988.  Mr. Bone is a licensed Certified Public Accountant.

Gerard A. Champi

Mr. Champi, 51, served as Interim President and Chief Executive Officer of the Company and the Bank and as a director of the Bank from March 2010 until February 2011.  Since that time, he has served as Chief Operating Officer of the Bank.  Mr. Champi has been with the Bank since 1991 and has served in various leadership roles in the Retail and Commercial Sales Divisions.  He also currently serves on the Boards of the Greater Pittston Chamber of Commerce and the Lackawanna branch of the Blind Association.  Mr. Champi also serves as member of the Advisory Board of Penn State Worthington Scranton, a campus of the Pennsylvania State University.

Linda A. D’Amario

Ms. D’Amario, 51, served as Vice President and Comptroller of the Bank from July 2002. She also served as the Interim Principal Financial Officer of the Company from February 2010 until September 2010.

Joseph J. Earyes

Mr. Earyes, 55, is First Senior Vice President and Retail Banking Officer of the Bank, a position he has held since February 2011.  Prior to holding that position, he served as Senior Vice President and Retail Banking Officer of the Bank since December 2008.  Mr. Earyes, who has FINRA Series 7 and 63 licenses, also is a financial services representative of Invest Financial Corporation through that entity’s third party brokerage arrangement with the Bank.  Prior to joining the Bank, Mr. Earyes was Chief Financial Officer of State Petroleum Distributors LLC, a wholesale fuel distributor from February 2006 to August 2008.  Mr. Earyes has previous banking experience from his time as Executive Vice President and CEO of Fidelity Deposit and Discount Bancorp, Inc. of Dunmore, Pennsylvania, the holding company for The Fidelity Deposit and Discount Bank, from April 2001 to April 2004.  Mr. Earyes is a licensed Certified Public Accountant and worked as a Partner in the Earyes/Alu LLP CPA firm that he co-owned from July 2004 to January 2006.

David D. Keim

Mr. Keim, 63, is the Chief Credit Officer of the Bank.  Mr. Keim was the Chief Risk Officer of Heartland Financial USA, Inc., a holding company for multiple banks, from February 2009 until he joined the Bank in August 2010.  From 1986 until October 2008, he held various positions at Susquehanna Bancshares, Inc. and Susquehanna Bank PA of Lititz, Pennsylvania, including both Chief Credit Officer and Chief Risk Officer.

Lisa L. Kinney

Ms. Kinney, 42, is Vice President and Retail Lending Officer & Consumer Lending Manager of the Bank, a position she has held since September 2008.  Ms. Kinney has been an employee of the Bank since 1994, with her previous roles including Vice President and Indirect Lending Manager from January 2007 to August 2008; Vice President and Indirect Lending Officer from December 2005 to December 2006; and Assistant Cashier and Indirect Lending Officer from May 1998 to November 2005.

Sandra Laughlin

Sandra E. Laughlin, 53, is the Chief Risk Officer and Executive Vice President of the Bank since January 2011.  Prior to joining the Company, Ms. Laughlin served as the Partner In-Charge of Crowe Horwath LLP’s Financial Institution practice’s Risk Consulting group for the Northeast, specializing in risk management outsourcing and consulting.  In that capacity Ms. Laughlin oversaw

Corporate Governance, Internal Audit, Loan Review, Compliance, Trust and Regulatory Remediation engagements.  Prior to joining Crowe Horwath LLP, a large public accounting and consulting firm, in 2000, Ms. Laughlin served as a Commissioned Bank Examiner for the Federal Reserve Bank of Cleveland.

Edward J. Lipkus, III

Mr. Lipkus, 48, is the Executive Vice President, Chief Financial Officer of the Company and the Bank.  Prior to joining the Company in his current position in September 2010, Mr. Lipkus served as Chief Executive Officer of the YMCA of Indiana County from September 2009 until January 2010.  In addition, Mr. Lipkus served as Chief Financial Officer and Executive Vice President of First Commonwealth Financial Corporation (“FCF”), the holding company for First Commonwealth Bank headquartered in Indiana, Pennsylvania, from March 2007 until August 2009 and Senior Vice President, Controller and Principal Accounting Officer of FCF from August 2006 until February 2007.  Prior to joining FCF, Mr. Lipkus served as First Vice President, Controller and Principal Accounting Officer for Valley National Bancorp (“VNB”), a bank holding company located in Wayne, New Jersey, from March 2003 until July 2006, and from July 2002 until March 2003 as Assistant Controller of VNB.  A licensed CPA in Pennsylvania and New Jersey, he also formerly served as an instructor for the American Institute of Banking.  Mr. Lipkus has a Master’s of Business Administration from Rutgers University of New Jersey.

Robert J. Mancuso

Mr. Mancuso, 54, is First Senior Vice President and Chief Administrative Officer of the Bank, a position he has held since June 2010.  Mr. Mancuso has been an employee of the Bank since 1980, previously serving in positions including First Senior Vice President - Facilities and Human Resources Division Manager from January 2008 to May 2010 and Senior Vice President - Facilities and Human Resources Division Manager from January 2000 to December 2007.  Mr. Mancuso has his undergraduate degree and a Master’s of Business Administration, both in Accounting, from the University of Scranton and is a graduate of the BAI Graduate School for Bank Administration held at the University of Wisconsin.  He has also served as an adjunct instructor at the University of Scranton teaching courses in Advanced Accounting and Managerial Accounting.

Donald Ryan

Mr. Ryan, 59, is the Human Resources Officer and Senior Vice President of the Bank since November 2011.  Before joining the Company, Mr. Ryan was the Operations Director at Johnson College with responsibility for human resources, information technology and facilities.  From 1997 to 2009, he was President and principal of The Ryan Group, a Northeastern Pennsylvania based human resources consulting firm.  Prior thereto, Mr. Ryan held senior human resources positions at National Westminster Bancorp, U.S. Trust Company of New York and The Federal Reserve Bank of New York.

Executive Officers during 2010 Who Are Not Currently Executive Officers

William Lance served as Principal Financial Officer of the Company and the Bank from March 1994 until his resignation in February 2010.  Thomas Tulaney served as Senior Executive Vice President and Chief Lending Officer of the Bank from May 2010 until his resignation in March 2011.  J. David Lombardi served as President and Chief Executive Officer from September 1988 until his resignation in March 2010.  Linda D’Amario served as Interim Principal Financial Officer from February 2010 until September 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities (“10% Shareholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% Shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such forms received and a written representation from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the year ended December 31, 2010, all filing requirements applicable to its officers, directors and 10% Shareholders under Section 16(a) were complied with on a timely basis, except that David Keim, who joined the Bank on August 8, 2010, was late in filing his initial Form 3.

Corporate Governance

General

During 2010, the Company’s directors generally functioned as a full board, except that the Company maintained an audit committee (the “Audit Committee”).  In November 2010, the Board established a compensation committee (the “Compensation Committee”), however the Board did not adopt a charter or appoint any members until February 2011.  During 2010, the full Board, including independent and non-independent directors, appointed and set compensation of officers and directors.  In November 2010, the

Company established a corporate governance committee (the “Corporate Governance Committee”) and in February 2011, the Board adopted a charter for the Corporate Governance Committee and changed the composition of the committee.  For 2010, the full Board, including independent and non-independent directors, nominated the slate for the election of the Board of Directors at the Company’s annual meeting of Shareholders.  In this manner, nomination and compensation decisions made during 2010 generally represented the view of the Board as a whole, rather than a select group of directors serving on the respective committees.

Submission of Shareholder Proposals and Director Nominations

The Company has not yet held its 2011 Annual Meeting of Shareholders and presently intends to hold a joint 2011/2012 meeting in 2012.  The Company intends to promptly notify shareholders when a date is set for the joint 2011/2012 Annual Meeting of Shareholders.  In order for a shareholder proposal or director nomination to be considered for inclusion in the Company’s proxy statement for the joint 2011/2012 Annual Meeting, the written proposal must be received a reasonable time before the Company begins to print and send its proxy materials.

In addition, the advance notice provisions in the Company’s Amended and Restated Bylaws, which were adopted on April 5, 2012, require that the following additional information must be provided to the Company by a shareholder submitting a shareholder proposal:  (i) the shareholder’s name and address; (ii) a representation that the shareholder is a holder of record of shares of the Company and intends to appear in person or by proxy at the meeting to make the proposal; (iii) the number of and class of shares owned by the shareholder and any Shareholder Associated Person (as defined in the Bylaws), which information must be supplemented as of the record date; (iv) a description of any agreement, arrangement or understandings between the shareholder or any other person or persons, pursuant to which the business is to be proposed, which information must be supplemented as of the record date; (v) information regarding the shareholder’s, Shareholder Associated Person’s or certain affiliated partnership’s ownership of derivative instruments (such as options, warrants, convertible security, etc.) or any other opportunity of the shareholder or Shareholder Associated Person to profit from a change in the value of shares of the Company and the existence of any hedging transactions, which information must be supplemented as of the record date; and (vi) any other information regarding the proposal that would be required under the SEC’s proxy rules and regulations.

Director Independence

Currently, the Board of Directors has nine members.  During 2010, the number of directors fluctuated due to (i) the resignation of Mr. Lombardi in February 2010 and (ii) the resignation of William Conaboy in November 2010.  The Company evaluates the independence of directors under the SEC and NASDAQ stock market’s standards for independence.  The NASDAQ standards require the Board of Directors to be comprised of a majority of independent directors.  The NASDAQ standards also require that, except for exceptional and limited circumstances, the Board of Directors maintain an audit committee comprised only of independent directors and that compensation and nomination decisions must be made only by independent directors.

Independence is reviewed at least annually to determine whether all existing and potential committee members are independent.  For 2010, the Board of Directors determined that Joseph Coccia, William P. Conaboy, Dominick L. DeNaples, Louis A. DeNaples, Jr., Joseph J. Gentile and John P. Moses, all members of the Audit Committee, met the standards for independence.  Upon further review in 2011, the Board determined that its prior decisions with respect to the independence of Joseph Coccia and Dominick L. DeNaples were incorrect and the composition of the Audit Committee was changed to its current membership, comprised of Joseph J. Gentile, Thomas J. Melone and John P. Moses, all of whom were determined to meet the standards for independence.

During 2010, nomination and compensation decisions were made by the full Board, and thus did not meet the NASDAQ standards for independence.  In February 2011, the Board adopted charters for its Compensation Committee and for its Corporate Governance Committee, which also makes nomination decisions, and appointed Michael J. Cestone, Jr., Joseph Coccia, Dominick L. DeNaples, Louis A. DeNaples, Jr., Joseph J. Gentile, Thomas J. Melone, John P. Moses and Steven R. Tokach to serve on each committee.  Because the Corporate Governance Committee and the Compensation Committee were comprised of both independent and non-independent directors, neither committee met the NASDAQ standards for independence in 2011.  Currently, the Corporate Governance Committee and Compensation Committees are comprised of Louis A. DeNaples, Jr., Joseph J. Gentile, Thomas J. Melone and John P. Moses, all of whom were determined to meet the standards for independence.

In making its independence determinations, the Board considered that in the ordinary course of business the Company and the Bank may provide commercial banking and other services to some of the independent directors and to business organizations and to individuals associated with them.  The Board also considered that in the ordinary course of business some business organizations with which an independent director is associated may provide products and services to the Company and the Bank.  The Board has determined that, based on the information available to the Board, none of these relationships was material.

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Thomas J. Melone, John P. Moses and Joseph J. Gentile.  In 2010, the Audit Committee was comprised of William P. Conaboy, Joseph Coccia, Dominick L. DeNaples, Louis A. DeNaples, Jr., Joseph J. Gentile and John P. Moses.  The Board of Directors determined that, due to the inclusion of Joseph Coccia and Dominick L. DeNaples, the Audit Committee was not comprised solely of independent directors during 2010.  In 2011, the Audit Committee was comprised of Thomas J. Melone, John P. Moses, Joseph J. Gentile, and, until his removal from the Audit Committee in March 2011, Joseph Coccia.  The Board of Directors determined, after the departure of Joseph Coccia from the Audit Committee, that each member of the Audit Committee was independent, as that term is defined by the SEC and in the NASDAQ listing standards related to audit committees.  The Audit Committee met ten times during 2010.  The Company adopted an amended and restated Audit Committee charter in 2010 and in 2011.  The current Audit Committee charter is attached as an exhibit to this annual report and is available on the Company’s website at www.fncb.com/aboutFNCB.asp under the heading “Audit Committee Charter”.  The principal duties of the Audit Committee, as set forth in its amended charter, include reviewing significant audit and accounting principles, policies and practices, reviewing performance of internal auditing procedures, reviewing reports of examination received from regulatory authorities, and recommending, annually, to the Board of Directors the engagement of an independent certified public accountant.

Currently, the Company has identified Thomas J. Melone and John P. Moses as the Audit Committee financial experts.  In 2010, the Company identified Mr. Moses and Mr. Conaboy as the Audit Committee experts.  Mr. Conaboy, who served on the Audit Committee until his resignation in November 2010, qualified as a financial expert based on his knowledge of financial statements, internal controls, and Audit Committee functions resulting from his role as President and Chief Operating Officer of Allied Services.  Mr. Moses qualifies as the financial expert based on his knowledge of financial statements, internal controls, and Audit Committee functions resulting from his prior role as Chief Executive Officer of ALSAC/St. Jude Children’s Research Hospital and his current position as Chairman of BlueCross of Northeastern Pennsylvania.  Mr. Melone qualifies as a financial expert based on his extensive accounting experience as a certified public accountant and role of partner at the Albert B. Melone Company.

Code of Business Conduct and Ethics

The Company has had a written code of conduct for a number of years.  Both our current Code of Business Conduct and Ethics (the “Code”), which was adopted in October 2011, and the code of conduct and ethics that was in effect during 2010 (the “2010 Code”) apply to the Company’s directors and employees, including our President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.  The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of the Company’s confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code.  The Code of Business Conduct and Ethics is available on the Company’s website at www.fncb.com under the heading “Code of Ethics.”  In addition, a copy of the Code is being filed as Exhibit 14 to this Annual Report on Form 10-K.  The Company intends to post any amendments to its Code of Conduct and Ethics on its website and also to disclose any waivers (to the extent applicable to the Company’s President, Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) on a Form 8-K within the prescribed time period.

Item 11.     Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Officer Compensation

Company Objectives

The Company is committed to responsible compensation practices and strives to balance sound risk management with the need to attract, hire, motivate and retain executive team members who will maximize successful performance.  FNCB intends to provide executives with a balanced mix of fixed and variable pay.  The purpose of all incentive plans is to motivate, reward and reinforce performance and achievement of team and/or individual goals in support of FNCB’s strategic objectives for growth and profitability.  They provide the opportunity for reward for meeting and exceeding established financial goals as well as recognition of individual achievements.

Under the heading “Executive Compensation Tables,” you will find a series of tables containing specific information about the compensation earned or paid in 2010 to Mr. Gerard A. Champi, the current Chief Operating Officer of the Bank and the former Interim President and Chief Executive Officer of the Company, Mr. Edward J. Lipkus, the Chief Financial Officer of the Company, Mr. J. David Lombardi, the President and Principal Executive Officer of the Company until his resignation in March 2010, Mr. William S. Lance, the Principal Financial Officer of the Company until his resignation in February 2010, Ms. Linda A. D’Amario, the

Interim Principal Financial Officer during a portion of 2010, and Thomas P. Tulaney, James M. Bone, Jr. and Robert J. Mancuso, the three most highly compensated executive officers of the Company (including officers of the Bank) who received total compensation of $100,000 or more during the fiscal year ended December 31, 2010, referred to as our “named executive officers” or “named executives.”

The overall executive compensation philosophy and strategy and primary objective of the Board of Directors with respect to executive compensation at FNCB is to provide a total compensation package that meets a number of interrelated goals.  FNCB’s compensation package is designed to:

1.	Be balanced and competitive in the external market in a manner consistent with the Company’s size and industry

2.	Correlate with the Company’s strategic business plan

3.	Align the interests of executives with those of shareholders

4.	Drive superior performance and reward executives for achievement

5.

Enable FNCB to attract, motivate, develop and retain key executives whose experience, expertise and abilities will maximize the company’s performance for the benefit of its shareholders without encouraging undue risk-taking that could materially threaten the safety and soundness of the Company

6.	Achieve an appropriate mix of fixed and variable compensation

7.	Equally support annual and long-term financial and strategic performance objectives as well as the stability of the organization

8.	Ensure compliance with applicable regulations

9.	Deliver executive compensation in a manner that is prudent and cost-effective

10.	Support the mission, vision and values of the Company

Design of Compensation Program

Compensation decisions for 2010 were made by the Board of Directors.  In 2011, compensation decisions were made by the Compensation Committee of the Board of Directors.  The Board of Directors’ fundamental policy is to provide our executive officers with competitive compensation for their position and to provide opportunities based upon their contribution to the Company’s development and financial success and their personal performance in accordance with the overall design of the Company’s compensation package.

The Role of Consultants

During the first quarter of 2010, the Board of Directors engaged Millward Consulting, an independent consultant, to conduct an in-depth risk assessment of the Bank’s position from four perspectives — organizational structure, personnel/salary administration (including executive compensation), strategic planning and board structure.  Millward involved Mosteller & Associates, a Pennsylvania-based human resources consulting firm, to assist with the personnel/salary administration study and assessment.

This study included:  (1) a market review of relevant benchmark positions against compensation levels of other similar financial institutions; (2) detailed analysis of the placement of positions from both an internal and external perspective and (3) the recommendation of new and market competitive salary structures for both exempt and nonexempt positions, as well as policies and procedures to support the recommended structure.  The results of this study provided the Board and management a solid base of relevant information upon which to base appropriate compensation-related decisions.  The Board, in turn, approved adoption of a new compensation program including market competitive structures for both exempt and nonexempt positions and new compensation policies and procedures to support the new structures.  Implementation also included, where appropriate, adjustment of actual employee compensation levels to provide both internal equity as well as appropriate alignment against the external market.  Subsequent to the Millward engagement, the Company continues to engage Mosteller & Associates (“Mosteller”) to provide consulting services on an ongoing basis, advising with regard to executive and broad-based compensation as well as a variety of human resources topics.  During 2010, consulting services included variable pay plan design and risk assessment, organizational structure review and Human Resources policy design and implementation.  The Board chose Mosteller because of its expertise in the field of Human Resources, the industry of financial services and the geographic footprint of the Bank and the base of understanding of the organization that was formed during the initial Millward project.

The Role of Management

Since the departure of Mr. Lombardi in March 2010, the Board of Directors periodically requested one or more members of the executive or senior management team, including the Chief Operating Officer or the Chief Administrative Officer, as well as the external compensation consultant, to be present at Board or Compensation Committee meetings, as applicable, during which executive compensation was discussed.  While the Board ultimately had full responsibility for executive compensation decisions, input from senior management and our external consultants was critical in order to permit the Board and Compensation Committee make informed and appropriate decisions.  Input from senior management may include:

•                  Performance summaries for management team members and recommendations regarding compensation

•                  Results from executive compensation studies and related recommendations and analysis

•                  Data and recommendations for changes necessary to ensure continued market competitive nature of FNCB’s overall compensation package and/or the individual components of executive compensation

Prior to the establishment of the Compensation Committee in 2011 and after the departure of Mr. Lombardi in March 2010, the Board of Directors delegated to Mr. Champi, as the interim President and Chief Executive Officer, the responsibility of conducting annual reviews for the other executive officers.  Mr. Champi analyzed each of the executive’s contribution to the Company’s strategic goals and objectives.  In determining whether strategic goals had been achieved, Mr. Champi considered numerous factors, including the following: the Company’s performance as measured by earnings, return on assets, return on equity, asset and liability quality, and audit findings.  Reviews conducted by Mr. Champi were examined and signed by Mr. Moses before Mr. Champi presented his recommendations regarding compensation to the Board of Directors.

The interim President and Chief Executive Officer did not set or participate in the determination process of his annual base salary or any incentive-based salary components.  The full Board of Directors, which advised the interim President and Chief Executive Officer on compensation matters, determined the compensation of the interim President and Chief Executive Officer.  Upon his appointment as interim President and Chief Executive Officer in March 2010, Mr. Champi received an increase in his base salary commensurate with his new position, however he did not receive an additional increase in base salary at the end of 2010 due to the Company’s performance in 2010.  Mr. Champi did not receive any compensation or Board fees for his service in his capacity as a director of the Bank.

Benchmarking and Peer Group

As noted above, in early 2010, the Company engaged Mosteller to conduct a comprehensive study of personnel/salary administration which included a detailed executive compensation study.  Mosteller recommended a peer group based on our industry, asset size, organizational structure, performance levels and geographic location. With the input of Mosteller, in 2010, the Board approved a peer group consisting of the following 17 financial institutions:

ACNB Corp.	Citizens & Northern Corp.	Parkvale Financial Corp.
Alliance Financial Corp.	Dimeco, Inc.	Republic First Bancorp, Inc.
AmeriServe Financial, Inc.	Fidelity D&D Bancorp, Inc.	Tompkins Financial Corporate
Bryn Mawr Bank Corp.	First United Corporate	Univest Corp of Pennsylvania
CNB Financial Corp.	Norwood Financial Corp.	VIST Financial Corp.
Canandaigua National Corp.	Orrstown Financial Services Inc.

This peer group reflects financial organizations from the Mid-Atlantic states with asset size ranging from approximately $472 million to almost $3 billion as of December 31, 2008.  We believe these companies are an appropriate group against which to benchmark our compensation.

Broader market data was also collected from four published survey sources in order to provide comparative market data, also from financial organizations of similar asset size and geographic location, for a broader range of salary data with which to compare executive compensation pay levels.

Specific analysis and comment was provided for each of the executive pay components (base, bonus, long-term incentive, change in pension, and all other) as well as total compensation, upon which the Board was able to base executive compensation decisions throughout the year.

Material Differences in Named Executive Officers’ Compensation

The overall factors which come into consideration when making executive compensation decisions include the following:

•              Compensation philosophy and strategy

•              Individual performance relative to goals

•              Corporate performance

•              Budgetary constraints

•              Regulatory requirements

•              Competitive market data received from external compensation consultant including best practices in the marketplace

•              Ability to retain and attract executive employees

•              External economic and industry environment

•              Risk assessment considerations

The named executive officers receive base salaries commensurate with their positions and responsibilities.  In determining the appropriate types and amounts of compensation for the President and Chief Executive Officer each year, the Board of Directors evaluates both corporate and individual performance.  The corporate factors include the financial performance of the Company, including return on stockholders’ equity, return on assets, asset quality and trends in the foregoing measures, the performance of the Company’s stock price, comparative results achieved by the Company’s peer group institutions, and progress in realizing the Company’s long-term business plan.  The individual factors include initiation and implementation of successful business strategies, formation of an effective management team and various personal qualities, including leadership.  In determining the appropriate types and amounts of compensation for the named executive officers, excluding the President and Chief Executive Officer, the Board of Directors takes into consideration the officer’s experience, expected personal performance and salary levels for comparable positions.

Compensation Components

The compensation package for each named executive officer is comprised primarily of base salary, short-term incentives in the form of cash bonuses and long-term stock-based incentive awards.  The Company also offers executives who meet the eligibility requirements the opportunity to participate in a nonqualified deferred compensation plan, in addition to a 401(k) Profit Sharing Plan and health and welfare benefits available to all of the Bank’s employees.  In addition, there is a supplemental executive life insurance plan and certain perquisites made available to certain of our executive officers.

Base Salary

The Bank has established salary ranges that are competitive with the banking industry in our local region.  Each job classification has been evaluated based upon the required skills, knowledge, responsibility and experience needed.  Salary increases are based upon merit, performance, quality of work, and other job related factors.  Salary increases are not guaranteed and a satisfactory performance review may not warrant an increase.  The base salary for each named executive officer is determined based upon experience, personal performance, salary levels in effect for comparable positions both in and outside of the banking industry, internal base salary comparability considerations and the responsibilities assumed by the named executive officer.  The weights given to these factors differ from individual to individual as the Board determines is appropriate.  Base salaries are reviewed annually and adjusted from time to time, based on our review of market data and assessment of Company and individual executive performance.

Please refer to “Executive Compensation Tables” below for additional information on compensation of our named executive officers.

Short-Term Incentive Program/Cash Bonuses

Executives are eligible for annual short-term incentives through a discretionary program.  The Board of Directors does not establish performance targets that, when reached, automatically provide a bonus, and instead cash bonuses are awarded at the conclusion of a fiscal year based upon the Board of Directors’ subjective assessment of the Company’s performance as compared to both budget and prior fiscal year performance, as well as the individual contributions of the executives.  The amount of each individual bonus is not affected by nor does it affect any other form of compensation.  Based on the Bank’s overall performance levels in 2010, the Board did not award any cash bonuses.

Long-Term Incentive Program

The Company believes that stock ownership by management and equity-based performance compensation arrangements are useful tools to align the interests of management with those of the Company’s shareholders.  Where executives are shareholders themselves, the executives will realize a direct benefit by achieving the objective of maximizing shareholder value.  Accordingly, the Company’s executives are eligible to receive “qualified” stock options, “non-qualified” stock options, stock appreciation rights and restricted stock under the Company’s stock incentive plans, which have each been approved by the Company’s shareholders.  Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the four other highest paid executive officers, excluding performance-based compensation.  The Stock Incentive Plan was designed and has been administered in a manner to enable the Company to deduct compensation attributable to options and without regard to such deduction limitation.  The Company has in place two stock incentive plans: the 2000 Stock Incentive Plan (the “Stock Incentive Plan”) and the 2000 Independent Directors’ Stock Incentive Plan (the “Directors’ Stock Plan,” and together with the Stock Incentive Plan, the “Company Plans”).  The Company has outstanding awards of stock options issued under each of the Company Plans; during 2009, the Company granted 74,600 shares worth of stock options.  No stock options or other equity based awards were granted in 2010.  Both of the Company Plans expired on August 30, 2010, and, as such, no additional awards will be granted from either plan, though the expiration of these plans does not affect any awards outstanding as of the expiration date of the plan.  The Company expects to consider the adoption of new stock option plans in 2012.

In 2010, the Stock Option Committee appointed by the Board of Directors of the Company consisted of Dominick L. DeNaples, John P. Moses, Joseph J. Gentile, Joseph Coccia, Louis A. DeNaples, Jr. and, until his resignation, William P. Conaboy.  Under the Stock Incentive Plan, the Stock Option Committee was authorized to award grants of stock options and other long-term equity incentives to its key officers and other employees, including executive officers.  Each option grant allows the individual to acquire shares of our common stock at a fixed price per share over a specified period of time up to ten years.  The Stock Option Committee, however, did not convene in 2010 and instead the Board of Directors took responsibility for the administration of the Company Stock Plans.  As previously noted, no stock options were granted by the Board in 2010.  In February 2011, the Board dissolved the Stock Option Committee, and the Compensation Committee assumed responsibility for the administration of the Company Stock Plans.

Under the Stock Incentive Plan, shares of common stock are subject to issuance upon the exercise of incentive stock options (“ISOs”), non-incentive stock options (“Non-ISOs”) and Stock Appreciation Rights (“SARs”), and the award of shares of restricted stock to such key officers or other employees of the Company or the Bank as the Committee may designate.  However, only incentive stock options were ever awarded under the Stock Incentive Plan.  The exercise price of qualified stock options under the Stock Incentive Plan was not permitted to be less than 100% of the fair market value of the common stock on the date of grant, as determined in the Stock Incentive Plan.

If a participant who was awarded a qualified incentive stock option ceases to be employed by the Company or the Bank for any reason other than his or her death or disability, the participant may be permitted to exercise the option during its remaining term for a period of not more than three (3) months after cessation of employment to the extent that the qualified option was then and remains exercisable.

The grants are to be exercised at a fixed price of fair market value on the date of grant.  The grant dates are based on the last Company meeting of the applicable year in which they were granted.  The awards are not timed to the release of any information.  Under the Stock Incentive Plan, the time period during which any qualified incentive stock option is exercisable, as determined by the Committee, does not commence before the expiration of six (6) months or continue beyond the expiration of ten (10) years after the date such option is awarded.  As incentive compensation, the granting of stock options was not taken into account when determining other factors of compensation for the named executive officers.

The Company Plans provide that the aggregate number of shares of common stock remaining available for grant under the respective Company Plan may be adjusted for certain events, such as mergers, consolidations, stock dividends, stock splits, continuation or similar events in which the number or kind of shares is changed without receipt or payment of consideration by the Company.

In 2010, based on the Company’s performance, no option awards were granted.  In making compensation decisions, the Board determines the number of shares subject to each option grant with the intention of creating meaningful opportunity for appreciation based on the named executive officer’s position with the Company and the individual’s personal performance during relevant periods.  Grants of awards of equity compensation are contingent upon the performance of the Company.  However, the Company does not establish specific performance targets to be met prior to making an award.  Instead, the Board of Directors looks at all facets of Company and individual performance and uses its business judgment in making awards.  The determination of the amount to award is premised upon the level of responsibility, the drivers of revenue generation (high performance), and levels of management.  The Board also reviews the survey referenced above under the heading “Benchmarking and Peer Group” to ascertain whether the grants would fall within the range provided in the survey.

Profit Sharing and 401(k) Plan

Supplemental compensation is provided in the forms of a profit sharing plan and a 401(k) plan.  These items are structured to be moderately competitive within the peer market.  The amount of money which the Bank contributed to the profit sharing and 401(k) plans is not taken into account when determining the amounts of other forms of compensation.

The Bank has adopted the First National Community Bank 401(k) Profit Sharing Plan (the “401(k) Profit Sharing Plan”), a tax qualified retirement savings plan pursuant to which our employees, including the named executive officers, are able to make pre-tax or Roth contributions from their cash compensation.  Any employee who has completed one year of service and has attained the age of 21 is eligible to participate in the plan.  The 401(k) Profit Sharing Plan provides for a discretionary employer contribution, which is determined each year by the Board of Directors, in the form of profit sharing.

For fiscal year 2010, the Board of Directors did not declare a profit sharing contribution.  However, profit sharing amounts earned in 2009 were deposited into the plan on January 26, 2010.  The plan does not allow for matching contributions.

Deferred Compensation Plan

All officers of the Bank employed at the beginning of a year for at least two (2) years with earnings in excess of $40,000 annually are entitled to participate in the Bank’s Director’s and Officer’s Deferred Compensation Plan, as amended (“Deferred Compensation Plan”).  The Deferred Compensation Plan allows named executive officers who have been employed by the Bank for ten or more years to defer up to 25% of their compensation, including base salary and cash bonuses.  All other eligible named executive officers may defer up to 15% of their compensation.  The Deferred Compensation Plan is designed to provide a long-term incentive to remain in the employ of the Bank.

An account for each participant is maintained and credited with deferred compensation on the date such compensation would have been paid to a participant had no election to defer been made.  The interest rate to be credited on account balances in the Deferred Compensation Plan was reviewed by the Board during 2010 and the Deferred Compensation Plan was amended prior to December 31, 2010.  The amendment provides for the interest rate to be determined each year based on the sum of 1% plus the average of the one-year U.S. Treasury Bill rates in effect on and between December 1 and December 15 of the Plan Year to which it applies.  There is no minimum rate in this amendment.  This amendment was adopted by the Board on December 29, 2010 and applied to accounts for the December 31, 2010 interest crediting and thereafter.

The Bank’s obligation under the Deferred Compensation Plan is an unfunded and unsecured promise to pay.  The Bank is not obligated to fund any of such obligations, but it may, in its sole discretion, elect to fund the Deferred Compensation Plan in whole or in part.  To date, the Company has not funded any Deferred Compensation Plan obligations.  As such, executive officer and other participant account balances in the Deferred Compensation Plan are unsecured and at-risk, meaning the balances may be forfeited in the event of the Company’s financial distress such as bankruptcy.  The Bank does not match executive deferrals to the Deferred Compensation Plan.

Participants, including each of the named executive officers, are immediately vested in their account balance in the deferred compensation plan.  The benefit payments to be made to a participant under the Deferred Compensation Plan begin on the first business day of the month after the participant’s “normal retirement date,” which is the date on which a participant reaches age 60, the date on which he has been a participant for five years, or his or her termination of service, whichever is later.  “Termination of service” means the participant’s ceasing to serve as a Director or Officer of the Bank for any reason whatsoever, voluntary or involuntary, including by reason of death or disability.  However, if the participant elects early retirement, payments to the participant’s election shall begin on the first business day of the month after the participant reaches age 59-1/2 and the date on which he has been a participant for five years.  Participants may elect to receive early retirement payments regardless if he/she is still an Employee or Officer of the Bank and/or he/she remains on the Board of Directors of the Bank.  The participant will receive equal monthly or annual installments over the period chosen, the amount of such payments being determined by annuitizing the amount in his Deferred Compensation Plan account, plus interest.

Distributions are paid in a lump sum or in annual or monthly installments according to the participant’s designation, provided, however, that the Bank may, subject to approval by the Board of Directors, pay the participant’s Deferred Compensation account in annual payments upon such Participant’s termination of service.  All distributions are also subject to any regulatory requirements, as in effect from time to time.

Additional Employee Benefit Plans

The Bank also provides additional benefit programs to employees including health and dental insurance, life and long term and short term disability insurance.

Supplemental Life Insurance for Certain Executive Officers

Executive officers also participate in the Company’s supplemental executive life insurance plan which provides a split-dollar share of death benefits to the executive’s beneficiary, depending upon the executive’s eligibility to receive payments.  The plan is funded with bank-owned life insurance and is used to provide an additional benefit to certain executives with a minimal cost to the Company.  Split-dollar life insurance plans are widely available in the banking industry, because it allows the employer to recover its plan costs upon the death of the executive, and the executive’s beneficiary to receive a split of the insurance proceeds.  This benefit provides additional incentive for continued employment with the Company. Executive officers are also provided excess life insurance and additional disability insurance.

These benefits are provided to further incent longevity with the Company and also to provide an executive benefit package that is fully competitive within our industry and market place.  The costs of providing such benefits to all eligible employees are not considered when determining specific salaries of the Named Executives Officers and are seen as a worthwhile investment in employees that will help keep the employee productive and engaged.

Perquisites

The Company provides a Company-owned vehicle to several of the named executive officers, as their positions require travel offsite frequently for Bank business.  The provision of a Company vehicle to these individuals is viewed by the Board as a normal benefit in the highly competitive financial services industry.

Country club memberships, the dues for which are paid by the Company, are provided to certain of our named executive officers and used as a vehicle to attract, retain and expand customer relationships.  They are viewed as an important resource for certain named executive officers to further the business of the Bank.

No Employment and Severance Arrangements

Other than as described below under the heading “Potential Payments Upon Termination or Change of Control,” none of the executive officers or directors of the Company or the Bank is party to an individual employment contract or any other agreement with the Company or the Bank containing severance and/or change in control arrangements with the Company or the Bank.

Inter-Relationship of Elements of Total Compensation

FNCB’s executive compensation philosophy and strategy is intended to be competitive in the marketplace and reward executives for strong performance through multiple compensation vehicles and to not reward executives for weak performance.  All of the components are balanced, integrated, and designed to provide a total compensation environment which will enhance the executives’ relationship with the Company and support the growth of overall shareholder value.

The various elements of the total compensation package are subtly interrelated based on a variety of factors.  While there is not a direct relationship between components, if in a given year the Board or Compensation Committee decides, for purposeful reasons, to “overweight” one component of total compensation (as compared to the market) they may “underweight” another so that total compensation remains competitive.

Equity Ownership Guidelines

We have no equity or security ownership requirements or guidelines for executive officers, however, all of the executive officers, except those who joined the Bank since 2010 (other than Steven R. Tokach who is required to own shares of the Company as a director of the Bank), own common stock or options to purchase common stock pursuant to our equity compensation plans.  Pursuant to the Company’s Bylaws, shareholders who submit proposals for inclusion in the Company’s proxy statement must disclose details regarding hedged positions.

Risk Analysis of Incentive Compensation Programs

In setting compensation in 2010, the Board of Directors and the Stock Option Committee met with our senior risk officer to identify and discuss any risks associated with overall compensation, including compensation of executive officers and other employee compensation.  The Board of Directors evaluated the Company’s compensation policies and practices for its employees and concluded that our compensation programs are appropriately structured to reward prudent risk taking, but do not encourage or promote inappropriate risk taking and do not pose a material risk to the Company, and are not reasonably likely to have a material adverse effect on the Company.

EXECUTIVE COMPENSATION TABLES

The following table sets forth a comprehensive overview of the compensation for the Company’s named executive officers for 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus(1)		Option Awards(2)	Change in pension value and non- qualified deferred compensation earnings(3)	All Other Compensation		Total
Edward J. Lipkus, Executive Vice President and Chief Financial Officer of the Company and the Bank	2010	$45,692	(5)	$0		$0	$0	$15,000	(6)	$60,692
Gerard A. Champi, Chief Operating Officer of the Bank and former Interim President and Chief Executive Officer of the Company and Bank	2010	$216,300		$0		$0	$0	$7,421	(4)	$223,721
	2009	$184,500		$0		$0	$13,504	$19,385	(4)	$217,389
	2008	$184,500		$137,500		$11,928	$10,036	$30,603	(4)	$374,373
Thomas P. Tulaney, Senior Executive Vice President, Chief Lending Officer	2010	$193,894		$0		$0	$0	$6,019	(7)	$199,913
	2009	$184,500		$0		$0	$22,075	$23,218	(7)	$231,541
	2008	$184,500		$137,500	(8)	$11,928	$16,405	$34,321	(7)	$372,707
Robert J. Mancuso, First Senior Vice President, Chief Administrative Officer	2010	$132,354		$0		$0	$0	$4,201	(11)	$136,555
	2009	$107,312		$0		$0	$12,253	$11,693	(11)	$131,258
	2008	$100,000	(12)	$34,000	(12)	$8,520	$9,106	$19,104	(11)	$178,985
James M. Bone, Jr., Executive Vice President, Chief Information Officer	2010	$132,239		$0		$0	$0	$341	(13)	$132,580
	2009	$99,125		$0		$0	$1,707	$7,459	(13)	$108,291
	2008	$99,125		$40,000		$8,520	$1,269	$14,754	(13)	$155,147
Linda A. D’Amario, Vice President and Controller, Former Interim Principal Financial Officer	2010	$76,789	(10)	$0		$0	$0	$0	(9)	$76,789
	2009	$66,450	(10)	$0		$0	$7,418	$3,035	(9)	$76,903
	2008	$63,950	(10)	$1,000		$3,408	$4,947	$6,172	(9)	$76,069
J. David Lombardi, Former President and Principal Executive Officer of the Company and the Bank	2010	$56,615	(17)	$0		$0	$0	$0		$56,615
	2009	$320,000		$0		$0	$163,013	$66,150	(14)	$552,132
	2008	$320,000	(15)	$420,000	(15)	$17,466	$121,145	$102,566	(14)	$991,839
William S. Lance, Former Principal Financial Officer of the Company and the Bank, Treasurer of the Company and EVP of the Bank	2010	$19,115	(18)	$0		$0	$0	$25,744	(16)	$44,859
	2009	$126,625		$0		$0	$18,034	$12,358	(16)	$151,642
	2008	$121,250		$55,000		$11,928	$13,402	$25,676	(16)	$215,328

(1) Reflects amounts earned pursuant to the discretionary awards under Company’s Discretionary Cash Bonus Plan.  Amounts shown are earned and accrue in the year indicated and are paid in the following year.

(2) The amounts listed represent stock options granted to the persons listed in the form of qualified incentive stock options which were granted at the fair market value on the date of grant.  The amount shown represents the cost to the Company.  For a discussion of the assumptions and accounting for stock options, see note 16 to the Company’s consolidated financial statements included in Item 8 of this report.  For a description of the conditions of these awards, see “—Compensation Discussion and Analysis—Long-Term Incentive Program.”

(3) The amounts listed represent interest earned on the balances in the named executive officers non-qualified deferred compensation plan accounts at rates that exceed 120% of the applicable federal long-term rate.

(4) For Mr. Champi, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $13,081, and $ 24,588, country club dues in the amounts of $4,279, $3,360 and $3,360, an auto allowance of $2,680, $2,487 and $2,204, premiums paid to purchase split-dollar life insurance in the amounts of $91, $86 and $80, and premiums paid to purchase disability income insurance in the amounts of $371, $371 and $371, in each case, for 2010, 2009 and 2008, respectively.

(5) For Mr. Lipkus, this amount represents the portion of his base salary earned from September 16, 2010, when he started with the Company, until the end of the year.

(6) For Mr. Lipkus, 2010 includes $15,000 of relocation expenses that the Company agreed to pay.

(7) For Mr. Tulaney, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $13,081 and $ 24,588, country club dues in the amounts of $3,351, $7,415 and $7,000, an auto allowance of $2,125, $2,188 and $2,207, premiums paid to purchase split-dollar life insurance in the amounts of $108, $99 and $91, and premiums paid to purchase disability income insurance in the amounts of $435, $435 and $435, in each case, for 2010,  2009 and 2008, respectively.

(8) In 2008, Mr. Tulaney deferred $27,500, or 20%, of his bonus to the Bank’s non-qualified deferred compensation plan.

(9) For Ms. D’Amario, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $3,305 and $6,172, for 2010, 2009 and 2008, respectively.

(10) Ms. D’Amario deferred $19,197, $16,612 and $15,988 of her salary to the Bank’s non-qualified deferred compensation plan for 2010, 2009 and 2008 respectively.  Each amount represents 25% of her salary.

(11) For Mr. Mancuso, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $7,247, and $ 15,748, country club dues in the amounts of $2,997, $3,208, and $2,169, an auto allowance of $842, $885, and $880, premiums paid to purchase split-dollar life insurance in the amounts of $127, $118, and $72, and premiums paid to purchase disability income insurance in the amounts of $235, $235, and $235, in each case, for 2010, 2009 and 2008, respectively.

(12) Mr. Mancuso deferred $7,000 or 7% of his salary and $17,000 or 50% of his bonus to the Bank’s non-qualified deferred compensation plan for 2008.

(13) For Mr. Bone, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $7,124, and $ 14,448, premiums paid to purchase split-dollar life insurance in the amounts of $86, $80, and $51, and premiums paid to purchase disability income insurance in the amounts of $255, $255, and $255, in each case, for 2010, 2009 and 2008, respectively.

(14) For Mr. Lombardi, includes (i) contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $13,081 and $ 24,588, (ii) directors fees in the amounts of $30,000 and $30,000, (iii) directors bonus in the amounts of $0 and $25,000, (iv) premiums paid to purchase additional life insurance in the amounts of $15,000 and $15,000, (v) country club dues in the amounts of $3,847 and $3,786, (vi) an auto allowance in the amounts of $2,768 and $2,767, (vii) premiums paid to purchase split-dollar life insurance in the amounts of $260 and $231, and (viii) premiums paid to purchase disability income insurance in the amounts of $1,194 and $1,194, in each case for 2009 and 2008, respectively.  In 2008, Mr. Lombardi deferred $15,000, or 50%, of his board fees and $12,500, or 50% of his board bonus, to the Bank’s non- qualified deferred compensation plan.

(15) In 2008, Mr. Lombardi deferred $80,000, or 25%, of his salary to the Bank’s non-qualified deferred compensation plan and $105,000, or 25%, of his officer bonus to the Bank’s non-qualified deferred compensation plan.

(16) For Mr. Lance, includes (i) contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $9,515 and $18,590, (ii) country club dues in the amounts of $416, $2,466 and $6,717, (iii) premiums paid to purchase split-dollar life insurance in the amounts of $0, $99 and $91, (iv) premiums paid to purchase disability income insurance in the amounts of $0, $278 and $278 and (iv) payment for accrued but unused vacation days in the amount of $25,328, $0 and $0, in each case for 2010, 2009 and 2008, respectively.

(17) Includes amounts earned prior to Mr. Lombardi’s resignation in March 2010.

(18) Includes amounts earned prior to Mr. Lance’s resignation in February 2010.

As reflected in the table above, in keeping with the compensation philosophy to provide executives with a balanced mix of compensation components and to enable the Company to attract, retain and motivate key executives, base and bonus compensation components were realigned during 2010.  The Company’s compensation philosophy is to provide for base compensation levels that are in line with the market together with a more conservative bonus opportunity also in alignment with the market.  Where appropriate, base salaries were increased to reflect market-competitive compensation levels and to recognize increased responsibilities and expectations.  As the Company’s performance did not warrant bonus payment with respect to 2010, none were made.  A structured executive incentive compensation program that provides for market-competitive bonus awards for achievement of defined corporate performance goals is under development for utilization in 2012 and future years.

Grants of Plan-Based Awards

The Company’s equity compensation plans include the 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan which were approved by shareholders on May 16, 2001.  Both of the Company Stock Plans expired on August 30, 2010.  No stock options were awarded in under either of the Company Stock Plans in 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, on an award by award basis, information concerning all awards of stock options held by named executive officers at December 31, 2010.  All options were granted with an exercise or base price of 100% of market value as determined in accordance with the applicable plan.  The number of shares subject to each award, as well as the exercise and/or base price, have been adjusted to reflect all stock dividends, and stock splits effected after the date of such award, but have not otherwise been modified.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gerard A. Champi	11,000	—	$5.81	08/28/12
	5,500	—	$10.01	11/26/13
	1,925	—	$16.71	11/24/14
	2,337	—	$19.31	11/23/15
	2,337	—	$23.13	11/29/16
	3,500	—	$16.90	11/13/17
	5,600	—	$10.81	01/05/19

Edward J. Lipkus, III	—	—	—	—

Linda A. D’Amario	2,750	—	$10.01	11/26/13
	687	—	16.71	11/24/14
	687	—	19.31	11/23/15
	687	—	23.13	11/29/16
	1000	—	16.90	11/13/17
	1600	—	10.81	01/05/19

Thomas P. Tulaney	5,500	—	$10.01	11/26/13
	1,925	—	$16.71	11/24/14
	2,337	—	$19.31	11/23/15
	2,337	—	$23.13	11/29/16
	3,500	—	$16.90	11/13/17
	5,600	—	$10.81	01/05/19

Robert J. Mancuso	1,000	—	$6.10	8/22/11
	5,250	—	$5.81	8/28/12
	4,125	—	$10.01	11/26/13

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
	1,375	—	$16.71	11/24/14
	1,650	—	$19.31	11/23/15
	1,650	—	$23.13	11/29/16
	2,500	—	$16.90	11/13/17
	4,000	—	$10.81	01/05/19

James M. Bone, Jr.	4,125	—	$10.01	11/26/13
	1,375	—	$16.71	11/24/14
	1,650	—	$19.31	11/23/15
	1,650	—	$23.13	11/29/16
	2,500	—	$16.90	11/13/17
	4,000	—	$10.81	01/05/19

J. David Lombardi(1)	—	—	—	—

William S. Lance(1)	—	—	—	—

(1)  Following the termination of their employment, Mr. Lombardi’s and Mr. Lance’s respective stock options remained unexercised and expired in accordance with the terms of the Stock Incentive Plan.

Options Exercised and Stock Vested

None of the named executive officers exercised any options during 2010.  No awards other than stock options were outstanding under the Company’s Stock Plans during 2010.  The following table provides information as of and for the year then ended December 31, 2010 for the named executive officers regarding their participation in the Officers’ Deferred Compensation Plan.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Dominick L. DeNaples	$0	$0	$0	$0	$0
Edward J. Lipkus	$0	$0	$0	$0	$0
J. David Lombardi	$0	$0	$50,046	$0	$3,929,617
Thomas P. Tulaney	$0	$0	$6,777	$0	$532,134
William S. Lance	$0	$0	$5,537	$0	$434,736
Gerard A. Champi	$0	$0	$4,146	$0	$325,536
Robert J. Mancuso	$0	$0	$3,762	$0	$295,366
Linda A. D’Amario	$19,197	$0	$2,525	$0	$198,268
James M. Bone	$0	$0	$524	$0	$41,160

The contribution amounts listed in this table are included in the applicable columns of the Summary Compensation Table.  For a discussion of the types of compensation permitted to be deferred  (and any limitations), the measures for calculating interest and the material terms with respect to payouts, withdrawals and other distributions, see the above discussion under the heading “Compensation Components—Deferred Compensation Plan.”

Potential Payments upon Termination or Change of Control

Directors’ and Officers’ Deferred Compensation Plan

The named executive officers and all other participants are vested in their account balance in the deferred compensation plan.  As such, upon ceasing to serve as an officer of the Bank for any reason whatsoever, voluntary or involuntary, including involuntary termination for cause, termination on a change of control, voluntary termination, early retirement or by reason of death or disability, the amount of the Deferred Compensation Plan account balance of such named executive officer will be payable pursuant to the terms of the Deferred Compensation Plan.  Amounts payable under the Deferred Compensation Plan are unsecured, unfunded, obligations of the Bank.  Information regarding amounts to which named executives would be entitled under any such termination scenario, in the event of a termination as of December 31, 2010, are set forth in the table below.  See the narrative detail above under “Compensation Disclosure and Analysis — Deferred Compensation Plan Information” for additional information on the timing of such payments, which are subject in part to an election by such officer, and the age and length of such officer’s service with the Bank.

On February 26, 2010, Mr. Lombardi notified the Board of Directors that he was resigning from the Company and the Bank, effective March 1, 2010.  Mr. Lombardi has deferred $3,929,617 under the Deferred Compensation Plan.  No payments of the deferred amount have been made to date.

On February 11, 2010, Mr. Lance notified the Board of Directors that he was resigning from the Company and the Bank, effective February 26, 2010.  Mr. Lance has deferred $434,736, which becomes payable, with interest at the applicable plan rate, starting the month after he reaches the age of 60 in June 2019.

Name	Amount Payable Upon Termination Event(1)
Edward J. Lipkus	$0
Thomas P. Tulaney	$532,134
Gerard A. Champi	$325,536
Robert J. Mancuso	$295,366
Linda A. D’Amario	$198,268
James M. Bone	$41,160

(1)          Represents the amount payable to the indicated named executive officer under the Deferred Compensation Plan upon the following triggering events, assuming that such event occurred as of December 31, 2010:  Voluntary Termination; Early Retirement; Normal Retirement, Involuntary Termination — Not for Cause; Involuntary Termination - For Cause; Involuntary Termination - For Good Reason (Change in Control); Disability; Death.  Participants may elect to have their account paid commencing at the time prescribed by the Plan, in equal annual payments beginning with five (5) years and increasing in five (5) year increments up to thirty (30) years.  Participants may also elect equal monthly payments which correspond to the annual yearly schedule.

Company Stock Plans

Options issued under the Company Stock Option Plans are subject to accelerated vesting and remain exercisable upon or in connection with the occurrence of certain change of control events.  In addition, any such stock option awards may remain exercisable for up to three months (or longer in the case of death or disability) upon the termination of any of our named executive officers’ employment for any reason.  As of April 5, 2012 based on the closing market price of $3.65 per share, the exercise price of all options held by executive officers is greater than the current market price per share. Therefore, we do not expect that the options would be exercised upon a change in control or termination of employment.

Following the termination of their employment, Mr. Lombardi’s and Mr. Lance’s respective stock options remained unexercised and expired in accordance with the terms of the Stock Incentive Plan.

The foregoing narrative regarding payments on a change in control or other termination of employment does not reflect payments that would be provided to each named executive officer under the 401(k) Profit Sharing Plan following termination of employment, or under the Company’s disability or life insurance plan in the event of death or disability, as applicable, on the last business day of the fiscal year ended December 31, 2010 because these plans are generally available to all regular employees similarly situated in age, years of service and date of hire and do not discriminate in favor of executive officers.

Director Compensation

The following table sets forth information regarding compensation paid to, or earned by, non-employee directors of the Company during the fiscal year ended December 31, 2010 for service as members of the Company and Bank Boards of Directors.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Change in pension value and non- qualified deferred compensation earnings	All Other Compensation	Total
Michael J. Cestone, Jr.	$40,000	(1)	—	—	—	—	$40,000
Joseph Coccia	$30,000		—	—	—	—	$30,000
Dominick L. DeNaples	$30,000		—	—	—	—	$30,000
Louis A. DeNaples(4)	—		—	—	—	—	—
Louis A. DeNaples, Jr.	$30,000		—	—	—	—	$30,000
Joseph J. Gentile	$30,000		—	—	—	—	$30,000
John P. Moses	$30,000	(2)	—	—	$13,885	—	$43,885
William P. Conaboy(3)	$25,000		—	—	—	—	$25,000
J. David Lombardi	$5,000		—	—	—	—	$5,000

(1)                                  Includes a $30,000 director’s fee and $10,000 for service as Secretary of the Board of Directors.

(2)                                  Mr. Moses deferred $15,000, or 50%, of his board fees to the Bank’s non-qualified deferred compensation plan.

(3)                                  Mr. Conaboy resigned as a director of the Company in November 2010.

(4)                                  Mr. DeNaples did not actively serve as a director during 2010 or 2011.

Directors received no remuneration for attendance at the Company’s board meetings.  All nonemployee members of the Bank’s Board of Directors receive an annual retainer of $30,000, payable at a rate of $2,500 per month, for each month or portion thereof that the director serves as a director of the Bank.  The aggregate amount of director fees paid in 2010 was $233,885.  In 2010, Michael J. Cestone, Jr. was compensated $10,000 for special services (Secretary of the Board of Directors) rendered to the Bank.  Members of committees of the Board of Directors of the Company or the Bank, as applicable, do not receive fees for attending meetings of those committees.

Directors serving on the Board of the Bank are entitled to participate in the Bank’s Deferred Compensation Plan.  Under the Deferred Compensation Plan, directors may voluntarily defer up to 50% of the director fees paid to them for service on the Board of Directors of the Bank.  Prior to December 31, 2010, the Bank paid interest on deferred amounts on December 31 of each year at a rate equal to 200% of the one-year Treasury Bill rate in effect not more than thirty (30) days nor less fifteen (15) days prior to the plan year to which the rates apply, but in no case less than 8% (the rate determined as described, the “Plan Rate”).  For all participants who have been in the Plan for over five years there also was an enhanced interest rate 1% greater than Plan Rate, beginning with the sixth year of participation in the Deferred Compensation Plan.  An account for each participant is maintained and credited with deferred compensation on the date such compensation would have been paid to a participant had no election to defer been made.  The Deferred Compensation Plan was amended on December 29, 2010 to provide for the interest rate to be determined each year based on the sum of 1% plus the average of the one-year U.S. Treasury Bill rates in effect on and between December 1 and December 15 of the Plan Year to which it applies, with no minimum rate.  The amendment applied to accounts for December 31, 2010 and future interest crediting.  For additional information regarding the Deferred Compensation Plan, please refer to Executive Compensation — Compensation Disclosure and Analysis - Deferred Compensation Plan.”

Directors’ Stock Plan

Directors who were not employees or officers of the Company were eligible to be granted options to purchase stock of the Company under the Directors’ Stock Plan.  No awards were made under the Director’s Stock Plan during 2010 and there were no awards outstanding thereunder at December 31, 2010.  The Director’s Stock Plan expired during 2010, and no additional awards may be made thereunder.

As previously discussed, in the beginning of 2010, the Board of Directors engaged an independent consultant to conduct an in-depth risk assessment of the Bank’s compensation program.  Based on this assessment and the Board’s consideration of the consultant’s findings and the Company’s overall compensation philosophy and practices, the Board concluded that the program is balanced, does not motivate imprudent risk taking, and is not reasonably likely to have a material adverse effect on the Bank.

Compensation Committee Interlocks and Insider Participation

In 2010 the Company established a Compensation Committee and in 2011 appointed Michael J. Cestone, Jr., Joseph Coccia, Dominick L. DeNaples, Louis A. DeNaples, Jr., Joseph J. Gentile, Thomas J. Melone and John P. Moses to serve as its members.  Prior to November 2010, the Company did not have a compensation committee.  Instead, the compensation decisions for executive officers were made by the Board.  Certain employees of the Company, as discussed under the heading “Role of Management”, participated in the deliberations of the Board concerning executive officer compensation.  No executive officer of the Company served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of the Company’s Board of Directors or participates in the Company’s compensation decisions.

Compensation Committee Report

The following report is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.  The Compensation Committee of the Company’s Board of Directors (collectively, the “Committee”) has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management.  Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Michael J. Cestone, Jr.

Joseph Coccia

Dominick L. DeNaples

Louis A. DeNaples, Jr.

Joseph J. Gentile

Thomas J. Melone

John P. Moses

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2010.  Information is included for both equity compensation plans approved by Company shareholders and equity compensation plans not approved by Company shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	222,616	$12.58	0	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	222,616	$12.58	—

(1) The Company’s equity compensation plans include the Directors Stock Option Plan and the Stock Incentive Plan which were approved by shareholders on May 16, 2001.  Amounts are subject to adjustment to reflect any stock dividends, stock split, share consideration or similar change in our capitalization.

(2)  The term of each of these plans expired on August 30, 2010 and therefore no further equity awards are issuable thereunder.

Securities Ownership of Directors, Nominees, Officers and Certain Beneficial Owners(1)

The following table sets forth certain information concerning the number and percentage of whole shares of the Company’s common stock beneficially owned by its directors and executive officers whose compensation is disclosed in this Annual Report on Form 10-K, its principal shareholders and by its directors, its principal shareholders and all executive officers as a group, as of March 30, 2012.  Except as otherwise indicated, all shares are owned directly, the named person possesses sole voting and sole investment power with respect to all such shares, and none of such shares are pledged as security and the address of each of the beneficial owners identified is 102 E. Drinker Street, Dunmore, PA 18512.  Except as set forth below, the Company knows of no other person or persons who beneficially own in excess of five percent of the Company’s common stock.  Further, the Company is not aware of any arrangement which at a subsequent date may result in a change of control of the Company.

Name	Position	Number of Shares	Percentage(1)

Michael J. Cestone, Jr.(2)	Director of Company and Bank Secretary of the Board of Directors	206,716	1.24%
Joseph Coccia(3)	Director of Company and Bank	180,820	1.09%
William P. Conaboy(14)	Former Director of Company and Bank	—
Dominick L. DeNaples(4)	Director of Company and Bank,	1,475,893	8.86%
Louis A. DeNaples (4)(5)	Director of Company and Bank	1,648,900	9.90%
Louis A. DeNaples, Jr.(4)(5)(6)	Director of Company and Bank	44,576	*
Joseph J. Gentile(7)	Director of Company and Bank	445,067	2.67%
John P. Moses(8)	Director of Company and Bank	84,876	*
Thomas J. Melone	Director of the Company and Bank	800	*
Steven R. Tokach	Director of the Company and the Bank, President and Chief Executive Officer of the Company and the Bank	800	*
J. David Lombardi(14)	Former Director of the Company and the Bank and former Principal Executive Officer of the Company	—	*
William S. Lance(14)	Former Principal Financial Officer of the Company	—	*
Gerard A. Champi(9)	Chief Operating Officer of the Bank, former Interim President and Chief Executive Officer of the Company and Bank and former director of the Bank	38,486	*
Edward J. Lipkus	Executive Vice President, Chief Financial Officer of Company and Bank	—	*
Linda A. D’Amario(10)	Vice President, Controller, Former Interim Principal Financial Officer of Company and Bank	28,361	*
Thomas P. Tulaney(14)	Senior Executive Vice President, Chief Lending Officer of Bank	—	*
Robert J. Mancuso(11)	First Senior Vice President and Cashier, Chief Administrative Officer of the Bank	97,192	*
James M. Bone(12)	Executive Vice President and Chief Information Officer of the Bank	22,007	*
Joseph J. Earyes	Senior Vice President and Retail Banking Officer of the Bank	2,941	*

Name	Position	Number of Shares	Percentage(1)

Lisa L. Kinney(13)	Vice President and Retail Lending Officer & Consumer Lending Manager of the Bank	4,143	*
Donald Ryan	Human Resources Officer and Senior Vice President of the Bank	0	*
All current directors and executive officers as a group (17 persons) (15)		4,281,578	25.93%

*Indicates ownership of less than 1%.

(1) Represents percentage of 16,514,142 shares issued and outstanding as of March 30, 2012, except with respect to individuals holding options exercisable within 60 days of that date, in which event, represents percentage of shares issued and outstanding plus the number of shares for which that person holds options exercisable within 60 days of March 30, 2012, and except with respect to all directors and executive officers of the Company as a group, in which case represents percentage of shares issued and outstanding plus the number of shares for which those persons hold such options.  Certain shares beneficially owned by the Company’s directors and executive officers may be held in accounts with third-party firms, where such shares may from time to time be subject to a security interest for margin credit provided in accordance with such firm’s policies.

(2) Includes 37,047 held individually by Mr. Cestone, 4,918 jointly held with Mr. Cestone’s spouse, 44,495 shares held for the benefit of Mr. Cestone’s spouse, 120,256 shares held by a family partnership.

(3) Includes 163,245 shares held individually by Mr. Coccia and 11,575 held in a partnership.

(4) Includes 1,217,900 shares held individually by Dominick L. DeNaples, 42,654 shares jointly held with Dominick L. DeNaples’ spouse, 156,950 shares co-owned with Dominick L. DeNaples’ children, and 3,659 shares held by a business in which he is a 50% owner with his brother, Louis A. DeNaples.

(5) Includes 1,604,145 shares held individually by Louis A. DeNaples, 26,239 shares co-owned with Louis A. DeNaples’ children (of which 1,639 shares are co-owned with his son, Louis A. DeNaples, Jr., who is also a director), 14,856 owned individually by his spouse, and 3,660 shares held by a business in which he is a 50% owner with his brother, Dominick L. DeNaples. Louis A. DeNaples is a director of the Company and the Bank but is currently not serving as an active director due to suspension and prohibition.

(6) Includes 17,720 shares held individually, 24,217 co-owned with Louis A. DeNaples, Jr.’s children, and 1,639 shares co-owned with his father, Louis A. DeNaples. Louis A. DeNaples, Jr. is the son of Louis A. DeNaples, and the nephew of Dominick L. DeNaples.

(7) Includes 344,326 shares held individually, 99,209 shares held individually by Mr. Gentile’s spouse and 1,532 shares held for the benefit of his spouse.

(8) Includes 2,672 shares held individually and 82,204 shares held jointly with Mr. Moses’ spouse.

(9) Includes 1,695 shares held by Mr. Champi, 2,857 shares jointly held with Mr. Champi’s spouse, 1,735 shares held for the benefit of a minor, and presently exercisable options to purchase 32,199 shares.

(10) Includes 2,462 shares jointly held with Ms. D’Amario’s spouse, 406 shares owned by Ms. D’Amario’s spouse as custodian for their daughter, and presently exercisable options to purchase 7,411 shares.

(11) Includes 66,068 shares jointly held with Mr. Mancuso’s spouse, 10,574 shares co-owned with Mr. Mancuso’s children, and presently exercisable options to purchase 21,550 shares.

(12) Includes 2,143 shares jointly held with Mr. Bone’s spouse, 248 shares held for the benefit of minor children, 4,316 shares co-owned with Mr. Bone’s father and three of his siblings through a family trust, and exercisable options to purchase 15,300 shares.

(13) Includes 196 shares held individually and exercisable options to purchase 3,974 shares.

(14) Holdings information is not included for any of (i) Mr. Lombardi, who resigned in March 2010, (ii) Mr. Lance, who resigned in February 2010, (iii) Mr. Conaboy, who resigned in November 2010, and (iv) Mr. Tulaney, who resigned in March 2011, as the information is not available to us.

(15) Includes presently exercisable options to purchase 80,434 shares.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates on comparable terms and with similar interest rates as those prevailing from time to time for other Bank customers not related to the Bank.  Our Code applies to all directors, officers and employees of the Company and provides guidelines for those covered persons who may have a potential or apparent conflict of interest.  Pursuant to the Code, a “conflict of interest” exists any time a covered person’s private interest interferes/conflicts, or even appears to interfere/conflict, in any way with the interests of the Company.  If a conflict of interest arises, it is important to act with great care to avoid even the appearance that any actions were not in the best interest of the Company.  The Code requires that if a covered person finds himself or herself in a position where his or her objectivity may be questioned because of individual interest or family or personal relationships that the person immediately notify the Company’s Compliance Officer.

Board of Directors approval is required for the Company to do business with a company in which a member of the Board of Directors, an officer, an employee or a family member of a director, officer or employee owns, directly or indirectly, an interest.  To identify related party transactions, each year, we submit and require our directors and officers to complete Director and Officer Questionnaires identifying any transaction with the Company or any of its subsidiaries in which the officer or director or their family members have an interest.  The Board of Directors reviews related party transactions due to the potential for a conflict of interest. Each year, our directors and executive officers also review our Code.

Additionally, the Company has further obligations for the review and approval of loans that are made to directors and officers pursuant to Regulation O (Loans to Executive Officers, Directors and Principal Shareholders of Member Banks) and the Company’s written Loan Policy.  Any business dealing, including extensions of credit, between the Company or the Bank and a director or officer of the Company or the Bank, or with an affiliate of a director or officer, other than a deposit, trust service or other product or service provided by a bank in the ordinary course of business, is required to be approved by a majority of disinterested directors.  In considering a proposed insider transaction, the disinterested directors are to reasonably determine whether the transaction would be in the best interest of the Company or the Bank and on the terms and conditions, including price, substantially, the same as those prevailing at the time for comparable transactions with non-insiders.  The responsibility for monitoring compliance with Regulation O rests with the Bank’s Credit Administration Unit and Internal Auditor as required by the Bank’s loan policy.

There have been no loan transactions originated during 2010 which were required to be reported under this Item 13 where such policy and procedures were not followed.  Except for those loans described in more detail below, loans to directors, executive officers and their related parties (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company or Bank and (iii) did not involve more than the normal risk of collection or present other unfavorable features.  Each of these transactions was made in compliance with applicable law, including the Securities and Exchange Act of 1934 and the Federal Reserve Board Regulation O.

The Bank extended a line of credit (“line”) to a corporation wholly owned by Joseph Coccia, a director of the Company.  The total aggregate outstanding amount of this line as of December 31, 2010 was $5.1 million.  Mr. Coccia has a participation agreement with the Bank to purchase up to a maximum of a $4 million interest in this line from the Bank.  The Bank does not have participation agreements with any other similarly situated borrowers. This line bears interest at a rate of 4.75%.  The largest aggregate outstanding amount of principal outstanding under this line during 2010 was $6.5 million.  Under the line, $35.7 million was advanced and $34.8 million in principal and $245 thousand in interest was paid during 2010.  The total amount paid by the Bank to Mr. Coccia with respect to his participation in this line during 2010 was $181 thousand.  The Bank receives a 25 basis point annual servicing fee from Mr. Coccia on the participation balance.  This credit is performing in accordance with the terms of the agreement.

The Bank extended three (3) loans to an entity which were guaranteed by several individuals, including Michael Conahan and Michael G. Cestone, both former directors of the Company.  Mr. Cestone is the son of current Director Michael J. Cestone, Jr.  The total aggregate outstanding amount of these loans as of December 31, 2010 was $3.4 million.  These loans bear interest at a rate of 4.25%.  In 2010, the total amount of principal paid was $0 and the total amount of interest paid was $0.  The largest aggregate amount of principal outstanding under these loans during 2010 was $3.4 million. As of March 27, 2012 the aggregate amount of principal outstanding on these loans was $3.4 million.

The Bank extended loans to companies partially owned by several individuals, including William P. Conaboy, a former director of the Company, and two of his brothers-in-law, to Mr. Conaboy’s brother-in-law, to an entity partially owned by his brother-in-law, to two entities partially owned by his sister and to an entity partially owned by another brother-in-law. Mr. Conaboy provided personal guarantees on the obligations for several of these loans.  The total aggregate outstanding amount of these loans as of December 31, 2010 was $10.7 million.  These loans bear interest at rates ranging from 3.25% to 8.25%.  The largest aggregate amount of principal outstanding under these loans during 2010 was $12.4 million.  $1.7 million in principal and $824 thousand in interest was paid on these loans during 2010.

The Bank extended loans to a limited liability company wholly owned by the daughter and son-in-law of Dominick DeNaples, a director of the Company.  The total aggregate outstanding amount of these loans as of December 31, 2010 was $257 thousand.  These loans bear interest at rates ranging from 3.75% to 8.5%.  The largest aggregate amount of principal outstanding under these loans during 2010 was $279 thousand.  $22 thousand in principal was repaid and $13 thousand in interest was paid on these loans during 2010.  As of March 27, 2012, the aggregate amount of principal outstanding on these loans was $211 thousand.

The Bank extended loans to Michael G. Cestone, a former director of the Company and the son of Michael J. Cestone, Jr., a director of the Company, to a company majority owned by Mr. Cestone and his son, and a company owned by his son.  The total aggregate outstanding amount of these loans as of December 31, 2010 was $126 thousand.  These loans bear interest at rates ranging from 3.75% to 6.5%.  The largest aggregate amount of principal outstanding under these loans during 2010 was $1.6 million.  $1.5million in principal was repaid and $59 thousand in interest was paid on these loans during 2010.  As of March 27, 2012 the aggregate amount of principal outstanding on these loans was $0.

Subordinated notes held by officers and directors and/or their related parties totaled $11 million for the years ended December 31, 2010, and 2009, respectively.  Interest paid to officers and directors on these notes totaled $685 thousand and $259 thousand for the years ended December 31, 2010, and 2009, respectively.  Pursuant to the November 24, 2010 written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) that the Company entered into, the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.  Accordingly, interest accrued and unpaid on loans to directors totaled $305 thousand at December 31, 2010.

Certain Business Relationships

In the course of it operations, the Company acquires goods and services from and transacts business with various companies of related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The Company recorded aggregate payments for these services of $1.1 million, $0.7 million, and $1.6 million in 2010, 2009, and 2008, respectively.  None of these transactions exceeded $120 thousand, except as described below.

Louis A. DeNaples’ son-in-law is a principal owner of an insurance agency that provides services for the Company.  In 2010, the total amount paid by the Company for the services was approximately $429 thousand and represents premiums paid for insurance coverage.  Mr. DeNaples son-in-law acts as an agent and derives a commission on the placement of insurance coverage.  These services were awarded based on the results of a competitive bidding process.

Dominick L. DeNaples’ son is an attorney at a law firm that provides legal services to the Company.  In 2010, the total amount paid by the Company for these services was approximately $245 thousand.  Mr. DeNaples’ son does not receive any direct payment for these services.  Additionally, he is not a partner in this firm and therefore, does not derive any interest in the law firm’s profit from these payments.

Mr. Coccia, a director of the Company, wholly owns a company that provides automobile repossession and refurbishment services to the Bank.  In 2010, the total amount paid by the Company for the services was approximately $49 thousand.  Mr. Coccia also owns another company that sells automobiles.

For a discussion of director independence see “Item 10—Director Independence.”

Item 14.     Principal Accounting Fees and Services.

Fees Paid to Independent Accounting Firm

We retained McGladrey & Pullen, LLP (“McGladrey”) to audit our consolidated financial statements for the years ended December 31, 2010 and Demetrius & Company, L.L.C. (“Demetrius”) to audit our consolidated financial statements for the year ended December 31, 2009.

Audit Fees

The aggregate amount of fees billed to the Company by McGladrey for services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s reports on Form 10-Q and for services normally provided in connection with statutory and regulatory filings for the year ended December 31, 2010 was $1,422,492.  The aggregate amount of fees billed to the Company by Demetrius for services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s reports on Form 10-Q and for services normally provided in connection with statutory and regulatory filings for the year ended December 31, 2010 was $71,032.  Demetrius billed $78,100 for such services for the year ended December 31, 2009. Demetrius billed $30,900 for such services related to the restatement of the Company’s 2009 Form 10-K/A.

Audit-Related Fees

The aggregate amount of fees and expenses billed to the Company by McGladrey for services related to the performance of audit related services for the year ended December 31, 2010 was $30,248.  These services were related to the audit of the Company’s 401(k) plan for the year ended December 31, 2010.  The aggregate amount of fees and expenses billed to the Company by Demetrius for services related to the performance of audit related services for the years ended December 31, 2010 and 2009 were $12,465 and $0 respectively.  These services included matters relating to communications with the SEC.

Tax Fees

The Company did not use McGladrey or Demetrius for tax advice, compliance or planning services for the year ended December 31, 2010 or the year ended December 31, 2009.

All Other Fees

Neither McGladrey nor Demetrius billed the Company any amounts for other services for the years ended December 31, 2010 or 2009.

[The Audit Committee has the responsibility to pre-approve certain audit, audit-related, tax and other services up to specified aggregate fee levels for each service.  In addition, the Audit Committee may delegate pre-approval authority to one or more of its members, who must report, for information purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.  The Audit Committee pre-approved all audit, audit-related and tax services provided by Demetrius for the year ended December 31, 2009 and by McGladrey for the year ended December 31, 2010.

None of the engagements of McGladrey or Demetrius to provide services other than audit services was made pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission and the Company’s audit charter.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

1.             Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Financial Conditions
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

2.             Financial Statement Schedules

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3.             The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Articles of Incorporation — filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005, as filed on March 15, 2006, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.3	By-laws — filed as Exhibit 3(ii) to the Company’s current report on Form 8-K as filed on December 16, 2009 is hereby incorporated by reference.

EXHIBIT 3.4	Amended and Restated Bylaws dated April 5, 2012 — filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q as filed on April 6, 2012 is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 10.1	Dividend Reinvestment Plan — filed as Exhibit 99.1 to the Company’s Amended Registration Statement on Form S-3 as filed on July 16, 2009, is hereby incorporated by reference.

EXHIBIT 10.2

Amended and Restated Declaration of Trust by and among Wilmington Trust Company, First National Community Bancorp, Inc., Williams Lance, Stephen J. Kavulich and Robert J. Mancuso dated as of December 14, 2006, filed as Exhibit 10.1 to the Company’s 8-K on December 19, 2006 is hereby incorporated by reference.

EXHIBIT 10.3

Guarantee Agreement by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 19, 2006, is hereby incorporated by reference.

EXHIBIT 10.4

Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 19, 2006, is hereby incorporated by reference.

EXHIBIT 10.5

Treasury Tax and Loan Demand Note by and between First National Community Bank and the Federal Reserve Bank of Philadelphia dated as of July 17, 1996, — filed as Exhibit 10.5 to the Company’s Form 10-K/A as filed on December 2, 2011, is hereby incorporated by reference.

EXHIBIT 10.6

Credit Facility by and between First National Community Bancorp, Inc. and Federal Home Loan Bank of Pittsburgh, dated as of September 22, 1993, — filed as Exhibit 10.6 to the Company’s Form 10-K/A as filed on December 2, 2011, is hereby incorporated by reference.

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

EXHIBIT 10.10	Discretionary Cash Bonus Plan Description— filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 10.11	Consent Order - filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 7, 2010 is hereby incorporated by reference.

EXHIBIT 10.12	Agreement with Federal Reserve Bank of Philadelphia — filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 1, 2010.

EXHIBIT 10.13

Professional Services Agreement dated April 5, 2012 by and between the Company and Eugene T. Subol — filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on April 5, 2010, is hereby incorporated by reference.

EXHIBIT 14*	Code of Business Conducts and Ethics.

EXHIBIT 16

Letter of Demetrius & Co., L.L.C. pursuant to Item 304(a)(13) of Regulation S-K — filed as Exhibit 16 to the Company’s Current Report on Form 8-K on October 28, 2010, is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries— filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 23.1*	Consent of Demetrius & Co., L.L.C.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Principal Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ Steven R. Tokach
Steven R. Tokach President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Date:	April 6, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/Michael J. Cestone	April 6, 2012
Michael J. Cestone, Jr.	Date	Louis A. DeNaples*	Date

/s/ Joseph Coccia	April 6, 2012	/s/ Louis A. DeNaples, Jr.	April 6, 2012
Joseph Coccia	Date	Louis A. DeNaples, Jr.	Date

/s/ Dominick L. DeNaples	April 6, 2012	/s/Joseph J. Gentile	April 6, 2012
Dominick L. DeNaples	Date	Joseph J. Gentile	Date

/s/ Thomas J. Melone	April 6, 2012	/s/ John P. Moses	April 6, 2012
Thomas J. Melone	Date	John P. Moses	Date

/s/ Steven R. Tokach	April 6, 2012
Steven R. Tokach	Date

*Louis A. DeNaples is a director but is not currently serving as an active director due to suspension and prohibition.