Form 10-Q
period 2011-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-08-10
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,442,119 shares
(Title of Class)	(Outstanding at August 6, 2012)

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART I.  Financial Information

Item 1.  Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$19,339	$18,934
Interest-bearing deposits in other banks	52,385	55,571
Total cash and cash equivalents	71,724	74,505
Securities
Available-for-sale at fair value	246,994	251,072
Held-to-maturity at amortized cost (fair value $1,897 and $1,857)	2,018	1,994
Stock in Federal Home Loan Bank of Pittsburgh, at cost	9,796	10,311
Loans held for sale	1,247	3,557
Loans, net of allowance for loan and lease losses of $24,230 and $22,575	733,173	735,813
Bank premises and equipment, net	19,109	19,310
Accrued interest receivable	3,088	3,119
Refundable federal income taxes	12,411	12,409
Intangible assets	921	963
Bank-owned life insurance	26,178	25,982
Other real estate owned	8,610	9,633
Other assets	15,617	18,630
Total Assets	$1,150,886	$1,167,298

Liabilities
Deposits
Demand	$85,785	$93,215
Interest-bearing demand	339,499	349,185
Savings	92,724	90,037
Time ($100,000 and over)	198,650	189,526
Other time	244,291	260,473
Total deposits	960,949	982,436
Borrowed funds
FHLB advances	106,071	101,887
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Other debt	187	407
Total borrowed funds	141,568	137,604
Accrued interest payable	3,045	2,763
Other liabilities	12,304	12,440
Total liabilities	1,117,866	1,135,243

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of March 31, 2011 and December 31, 2010 Issued and outstanding: 16,438,791 shares as of March 31, 2011 and 16,433,020 shares as of December 31, 2010	20,548	20,541
Additional paid-in capital	61,551	61,539
Accumulated Deficit	(38,408)	(37,882)
Accumulated other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of taxes	(4,880)	(6,174)
Unrealized non-credit holding loss on OTTI available-for-sale securities, net	(5,791)	(5,969)
Total accumulated other comprehensive loss, net of taxes	(10,671)	(12,143)
Total shareholders’ equity	33,020	32,055
Total Liabilities and Shareholders’ Equity	$1,150,886	$1,167,298

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except share data)	2011	2010
	(unaudited)	(unaudited)
Interest income
Interest and fees on loans	$9,093	$12,132
Interest and dividends on securities:
U.S. government agencies	922	1,492
State and political subdivisions, tax-free	1,410	1,400
State and political subdivisions, taxable	13	20
Other securities	44	79
Total interest and dividends on securities	2,389	2,991
Interest on interest-bearing deposits and federal funds sold	26	36
Total interest income	11,508	15,159
Interest expense
Deposits:
Interest-bearing demand	612	1,032
Savings	95	129
Time ($100,000 and over)	698	931
Other time	1,241	1,940
Total interest on deposits	2,646	4,032
Interest on borrowed funds
Interest on FHLB advances	869	1,451
Interest on subordinated debentures	562	539
Interest on junior subordinated debentures	51	50
Total interest on borrowed funds	1,482	2,040
Total interest expense	4,128	6,072
Net interest income before provision for loan and lease losses	7,380	9,087
Provision for loan and lease losses	1,744	5,108
Net interest income after provision for loan and lease losses	5,636	3,979
Non-interest income
Service charges	727	813
Net gain on the sale of securities	—	1,196
Gross other-than-temporary impairment (“OTTI”) gains (losses)	274	(8,235)
Portion of (gain) loss recognized in other comprehensive income (“OCI”) (before taxes)	(274)	7,889
Other-than-temporary-impairment losses recognized in earnings	—	(346)
Net gain on the sale of loans held for sale	175	248
Net gain on the sale of other real estate	2,544	—
Net gain on the sale of other assets	1	—
Bank owned life insurance income	196	197
Other	339	383
Total non-interest income	3,982	2,491
Non-interest expense
Salaries and employee benefits	3,396	3,108
Occupancy expense	677	647
Equipment expense	385	432
Advertising expense	161	119
Data processing expense	501	414
FDIC assessment	789	469
Bank shares tax	276	255
Expense of other real estate	567	135
Provision for off-balance sheet commitments	(234)	24
Legal expense	298	148
Professional fees	2,239	294
Insurance expense	99	80
Other operating expenses	990	1,170
Total non-interest expense	10,144	7,295
Loss before income taxes	(526)	(825)
Provision for income taxes	—	—
Net loss	$(526)	$(825)

Loss Per Share
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Cash Dividends Declared Per Common Share	—	—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	16,434,763	16,294,291
Diluted	16,434,763	16,294,291

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011 and 2010

(UNAUDITED)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands)	Shares	Stock	Capital	Deficit	Loss	Equity
BALANCES, DECEMBER 31, 2009	16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084
Net loss for the year				(825)		(825)
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS) net of tax of $10,365					(19,245)
Non-credit related losses on securities not expected to be sold, net of tax benefit of $9,729					18,067
Less reclassification adjustment for gains and (losses) included in net income, net of tax of $419					777
Other comprehensive loss					(401)	(401)
Total comprehensive loss						(1,226)
Proceeds from issuance of common shares through dividend reinvestment plan	9,486	12	34			46
Balances, March 31, 2010	16,299,456	$20,374	$61,224	$(6,987)	$(12,707)	$61,904

BALANCES, DECEMBER 31, 2010	16,433,020	$20,541	$61,539	$(37,882)	$(12,143)	$32,055
Net loss for the year				(526)		(526)
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS) net of tax of $668					1,291
Non-credit related gains on securities not expected to be sold, net of tax benefit of $93					181
Other comprehensive income					1,472	1,472
Total comprehensive income						946
Proceeds from issuance of common shares through dividend reinvestment plan	5,771	7	12			19
Balances, March 31, 2011	16,438,791	$20,548	$61,551	$(38,408)	$(10,671)	$33,020

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2011	2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(526)	$(825)
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Investment securities accretion, net	(330)	(754)
Equity in trust	(1)	(1)
Depreciation and amortization	380	441
Provision for loan and lease losses	1,744	5,108
Provision for off balance sheet commitments	(234)	24
Gain on sale of investment securities	—	(1,196)
Other-than temporary impairment losses	—	346
Gain on the sale of loans held for sale	(175)	(248)
Gain on the sale of other real estate owned	(2,544)	—
Write-down of other real estate owned	158	—
Gain on sale of other assets	(1)	—
Income from bank owned life insurance	(196)	(197)
Proceeds from the sale of loans held for sale	11,900	10,294
Funds used to originate loans held for sale	(9,415)	(9,988)
Increase (decrease) in interest payable	282	(298)
Decrease (increase) in accrued expenses and other liabilities	98	(147)
Decrease in interest receivable	31	396
Increase in refundable federal income taxes	(2)	—
Decrease (increase) in prepaid expenses and other assets	2,461	(2,107)
Net Cash Provided by Operating Activities	3,630	848

Cash Flows from Investing Activities:
Investment Securities :
Proceeds from maturities, calls and principal payments	6,614	8,035
Proceeds from sales	—	24,687
Purchases	—	(18,904)
Purchases of Federal Reserve Bank stock	—	(290)
Redemption of FHLB stock	515	—
Net increase in loans to customers	(1,384)	(226)
Proceeds from the sale of other real estate owned	5,513	—
Purchases of bank premises and equipment	(173)	(437)
Proceeds from sale of other assets	8	—
Net Cash Provided by Investing Activities	11,093	12,865

Cash Flows from Financing Activities:
Net decrease in demand deposits, money market demand, interest-bearing demand accounts, and savings accounts	(14,429)	(7,472)
Net decrease in time deposits	(7,058)	(10,653)
Proceeds from issuance of subordinated debentures	—	1,900
Proceeds from FHLB advances	76,804	87,318
Repayment of FHLB advances	(72,620)	(90,971)
Repayment of other borrowed funds	(220)	(18)
Proceeds from issuance of common shares - share option plans	19	46
Net Cash Used in Financing Activities	(17,504)	(19,850)

Decrease in Cash and Cash Equivalents	(2,781)	(6,137)
Cash & Cash Equivalents at beginning of period	74,505	86,364
Cash & Cash Equivalents at end of period	$71,724	$80,227

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$3,846	$6,370
Other transactions:
Principal balance of loans transferred to OREO	2,104	1,064
Transfer from loans held for sale to other assets	947	—
Transfer from loans held for sale to loans	790	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”).  All inter-company transactions and balances have been eliminated.  The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry.  In the opinion of management, all adjustments necessary to a fair presentation of the results for the quarterly period ended March 31, 2011 have been included.

In preparing these consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), security valuations, the evaluation of deferred income taxes, and the impairment of securities.  The current economic environment has increased the degree of uncertainty inherent in these material estimates.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements filed on Form 10-K.

Note 2.   New Authoritative Accounting Guidance

In January 2010, the FASB issued an update (Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements).  The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value.  The new standard is effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which are not effective until reporting periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.  The disclosures required by this update are included in Note 7 to the consolidated financial statements.

In July 2010, the FASB issued an update (Accounting Standards Update No. 2010-20, Receivables, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses).  This update expands the disclosures that an entity must provide about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures, and to provide certain new disclosures about its financing receivables and related allowances for credit losses.  The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendment does not require comparative disclosures for earlier reporting periods that ended before adoption; however, an entity should provide comparative disclosures for those reporting periods after initial adoption.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.  The disclusures required by this update are included in Note 4 to the consolidated financial statements.

In January 2011, the FASB issued an update (Accounting Standards Update No. 2011-01, Receivables) which temporarily delayed the effective date of the disclosures about trouble debt restructurings in Update 2010-20 for public entities.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a trouble debt restructuring.  The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.

In April 2011, the FASB issued an update (Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring) which clarifies when creditors should classify loan modifications as troubled debt restructurings.  The new guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  A provision in Update 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by Update 2010-20.  The Company elected to adopt Update 2011-02 in the quarter ending March 31, 2011.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance to be Adopted In Future Periods

In May 2011, the FASB issued an update (Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS).  This update results in common fair value measurement and disclosure requirements among U.S. GAAP and International Financial Reporting Standards.  The amendments in Update 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value.  This update also requires additional disclosures about fair value measurements, is required to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of adoption of Update 2011-04 on the Company’s consolidated financial statements.

In June 2011, the FASB issued an update (Accounting Standards Update 2011-05, Presentation of Comprehensive Income).  This update was issued to improve the comparability, consistency and transparency of financial reporting. The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income. Update 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. Update 2011-05 is an update only for presentation and as such will not impact the Company’s consolidated financial statements.

In December 2011, the FASB issued an update (Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities).  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update.  The amendments require enhanced disclosures by requiring expanded information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB issued ASU No. 2011-12 - Comprehensive Income (Topic 220) — “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” This update defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05.  All other requirements in ASU No.  2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no impact on results of operations.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  As of August 10, 2012, the Company and the Bank are restricted from paying any dividends without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets.  At March 31, 2011, the Bank was not in compliance with these requirements.  The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at March 31, 2011 and December 31, 2010 are presented in the following table:

CAPITAL ANALYSIS

	March 31,	December 31,
(In thousands)	2011	2010
Company
Tier I Capital:
Total Tier I Capital	$52,703	$53,297
Tier II Capital:
Subordinated notes	25,000	25,000
Allowable portion of allowance for loan losses	10,812	11,201
Total Tier II Capital	35,812	36,201
Total Risk-Based Capital	88,515	89,498
Total Risk Weighted Assets	$850,929	$883,887

Bank
Tier I Capital:
Total Tier I Capital	$75,678	$75,659
Tier II Capital:
Allowable portion of allowance for loan losses	10,807	11,197
Total Tier II Capital	10,807	11,197
Total Risk-Based Capital	86,485	86,856
Total Risk Weighted Assets	$850,573	$883,535

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
(In thousands)	Actual		Adequacy Purposes			Action Provision
At March 31, 2011	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$88,515	10.40%	$	>68,074	>8.00%	N/A	N/A
Bank	$86,485	10.17%	$	>68,046	>8.00%	$ >85,057	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$52,703	6.17%	$	>34,037	>4.00%	N/A	N/A
Bank	$75,678	8.90%	$	>34,023	>4.00%	$ >51,034	>6.00%

Tier I Capital (to Average Assets)
Company	$52,703	4.53%	$	>46,580	>4.00%	N/A	N/A
Bank	$75,678	6.50%	$	>46,566	>4.00%	$ >58,208	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
(In thousands)	Actual		Adequacy Purposes			Action Provision
At December 31, 2010	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$89,499	10.13%	$	>70,711	>8.00%	N/A	N/A
Bank	$86,856	9.83%	$	>70,683	>8.00%	$ >88,354	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$53,297	6.03%	$	>35,535	>4.00%	N/A	N/A
Bank	$75,659	8.56%	$	>35,341	>4.00%	$ >53,012	>6.00%

Tier I Capital (to Average Assets)
Company	$53,279	4.27%	$	>49,964	>4.00%	N/A	N/A
Bank	$75,659	6.06%	$	>49,950	>4.00%	$ >62,438	>5.00%

Note 4.  LOANS

Loans receivable, net, consists of the following at March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010
Residential real estate	$87,686	$87,925
Commercial real estate	263,380	256,327
Construction, land acquisition, and development	70,995	77,395
Commercial and industrial loans	197,502	197,697
Consumer loans	106,585	110,853
State and political subdivisions	30,786	27,739
Total loans, gross	756,934	757,936
Unearned discount	(208)	(332)
Net deferred loan fees and costs	677	784
Allowance for loan and lease losses	(24,230)	(22,575)
Loans, net	$733,173	$735,813

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  See Note 9  to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans primarily for sale in the secondary market.  During the quarter ended March 31, 2011, the Company sold $11.7 million of one-to-four family mortgages.  The Company retains servicing rights on these mortgages.

The Company had $1.2 million and $3.6 million in loans held-for-sale at March 31, 2011 and December 31, 2010, respectively.  All loans held for sale are one-to-four family residential mortgage loans.

The Company does not have any lending programs commonly referred to as subprime lending.  Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

See Note 2 to the Company’s consolidated financial statements included in the 2010 Form 10-K for the risk characteristics related to the Company’s loan segments.

The Company provides for loan losses based on the consistent application of its documented ALLL methodology.  Loan losses are charged to the ALLL and recoveries are credited to it.  Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses.  Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below.  The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with U.S. GAAP.  The ALLL consists primarily of the following two components:

(1)          Specific allowances are established for impaired loans (defined by the Company as all loans with an outstanding balance greater than $100,000 rated doubtful or substandard and on non-accrual status and all TDRs).  The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans.  Impaired loans that have no impairment losses are not considered for general valuation allowances described below.  If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)          General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The Company divides its portfolio into loan segments, with loans exhibiting similar characteristics.  These segments are further disaggregated into classes.  Loans rated special mention or substandard and accruing which are embedded in these loan segments are then separated from them.  These separated loans are then subject to an analysis placing increased emphasis on the credit risk associated with these specific loans.  The Company applies an estimated loss rate to each loan group.  The loss rates applied are primarily based on the Company’s own historical loss experience based on the loss rate for each group of loans with similar risk characteristics in its portfolio.  In addition management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio that may differ from historical experience, which are discussed below.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s financial results.

In underwriting a loan secured by real property (unless exempt based on legal requirements), the Company requires an appraisal of the property by an independent licensed appraiser approved by the Company’s board of directors.  The appraisal is either reviewed internally or by an independent third party hired by the Company.  Generally, management obtains updated appraisals when a loan is deemed impaired.  These appraisals may be more limited than those prepared for the underwriting of a new loan.  In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

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

Management evaluates the ALLL based on the combined total of the impaired and general components. Generally, when the loan portfolio increases, absent other factors, the Company’s ALLL methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, the Company’s ALLL methodology results in a lower dollar amount of estimated probable losses.

Each quarter, management evaluates the ALLL and adjusts the ALLL as appropriate through a provision for loan losses. While the Company uses the best information available to make evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of its examination process, the Office of the Comptroller of the Currency periodically reviews the Company’s ALLL. The OCC may require the Company to adjust the ALLL based on its analysis of information available to it at the time of its examination.

The following tables set forth activity in the ALLL, by loan type, for the quarter ended March 31, 2011 and year ended December 31, 2010. The following tables also details the amount of gross loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of ALLL that is allocated to each loan portfolio segment:

March 31, 2011

	Real Estate			Commercial & Industrial		Consumer
(In thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning Balance, January 1, 2011	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575
Charge-offs	(136)	(457)	(6)	—	(109)	(128)	(92)	—	(928)
Recoveries	7	13	706	—	74	38	1	—	839
Provisions	194	1,664	(247)	5	(161)	74	91	124	1,744
Ending Balance, March 31, 2011	$2,241	$10,860	$4,623	$16	$4,643	$581	$576	$690	$24,230

Ending balance, March 31, 2011 Individually evaluated for impairment	$770	191	440	—	3	—	—	—	$1,404

Ending balance, March 31, 2011 Collectively evaluated for impairment	$1,471	10,669	4,183	16	4,640	581	576	690	$22,826

Gross loans receivable:

Ending balance, March 31, 2011	$87,686	$263,380	$70,995	$52,270	$145,232	$60,545	$46,040	$30,786	$756,934

Ending Balance, March 31, 2011 Individually evaluated for impairment	$2,987	14,926	6,327	—	5,181	—	228	—	$29,649

Ending Balance, March 31, 2011 Collectively evaluated for impairment	$84,699	248,454	64,668	52,270	140,051	60,545	45,812	30,786	$727,285

December 31, 2010

	Real Estate			Commercial & Industrial		Consumer
(In thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Allowance for loan losses:

Ending Balance, December 31, 2010	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575

Ending balance, December 31, 2010 Individually evaluated for impairment	$785	372	310	—	339	—	—	—	$1,806

Ending balance, December 31, 2010 Collectively evaluated for impairment	$1,391	9,268	3,860	11	4,500	597	576	566	$20,769

Gross loans receivable:

Ending balance, December 31, 2010	$87,925	$256,327	$77,395	$52,270	$145,427	$63,509	$47,344	$27,739	$757,936

Ending balance, December 31, 2010 Individually evaluated for impairment	$2,926	9,477	11,365	—	6,029	—	132	—	$29,929

Ending balance, December 31, 2010 Collectively evaluated for impairment	$84,999	246,850	66,030	52,270	139,398	63,509	47,212	27,739	$728,007

The changes in the ALLL for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance, beginning of period	$22,575	$22,458
Charge offs	(928)	(2,121)
Recoveries	839	60
Provisions	1,744	5,108
Balance, end of period	$24,230	$25,505

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

A formal loan classification and credit grading system reflects the risk of default and credit losses. The Company maintains a written description of the risk ratings that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The process identifies groups of loans that warrant the special attention of management. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the Board with periodic reports by risk category. The credit risk ratings play an important role in the establishment and evaluation of ALLL.  After determining the historical loss factor which is adjusted for qualitative and environmental factors for each portfolio segment, segment balances collectively evaluated for impairment are multiplied by the general reserve loss factor for the respective portfolio segments in order to determine the general reserve.  Loans that have an internal credit rating of special mention or substandard follow the same process however the qualitative and environmental factors are further adjusted for the increased risk.

The Company utilizes a loan rating system that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  Management analyzes these non-homogeneous loans individually based on credit risk and probability of collection for each type of class.  Commercial loans include commercial indirect auto loans which are not individually risk rated.  These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators — Other Loans” below.  The grading system contains the following basic risk categories:

1. Minimal Risk

2. Above Average Credit Quality

3. Average Risk

4. Acceptable Risk

5. Pass - Watch

6. Special Mention

7. Substandard - Accruing

8. Substandard - Non-Accrual

9. Doubtful

10. Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass — Loans rated 1 through 5 are considered pass ratings.  These loans show no current or potential problems and are considered fully collectible.  All such loans are considered collectively for ALLL calculation purposes.

Special Mention — Loans classified as special mention loans do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but do possess credit deficiencies or potential weaknesses deserving close attention.

Special Mention loans have a potential weakness or pose an unwarranted financial risk which, if not corrected, could weaken the loan and increase risk in the future.

Substandard - Loans classified as substandard have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances.

Loss - Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

The following tables detail the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at March 31, 2011 and December 31, 2010.

	Real Estate			Commercial & Industrial		Consumer
As of March 31, 2011 (In thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	Installment / HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$24,321	$208,499	$46,672	$52,270	$130,088	$2,768	$20,613	$485,231
Special Mention	201	14,196	335	—	2,560	377	10,173	27,842
Substandard	1,906	40,685	19,840	—	5,994	159	—	68,584
Doubtful	699	—	400	—	—		—	1,099
Loss	—	—	—	—	—		—	—
Total Loans Receivable	$27,127	$263,380	$67,247	$52,270	$138,642	$3,304	$30,786	$582,756

	Real Estate			Commercial & Industrial
At December 31, 2010 (in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$24,854	$200,847	$46,657	$52,270	$123,848	$17,481	$465,957
Special Mention	1,633	18,455	14,001	—	6,061	10,258	56,308
Substandard	1,308	35,100	10,199	—	7,951	—	48,658
Doubtful	—	1,925	2,611	—	—	—	4,536
Loss	—	—	—	—	—	—	—
Total Loans Receivable	$27,795	$256,327	$73,468	$52,270	$137,860	$27,739	$575,459

Credit Quality Indicators — Other Loans

Residential, consumer and commercial, and consumer indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools.  The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
	Performing	Non-accrual		Performing	Non-accrual
(in thousands)	Loans	Loans	Total	Loans	Loans	Total

Construction, Land Acquisition, and Development-Residential	$3,748	$—	$3,748	$3,927	$—	$3,927
Residential Real Estate	57,976	2,583	60,559	57,665	2,465	60,130
Indirect Auto-Consumer	60,545	—	60,545	63,493	16	63,509
Indirect Auto-Commercial	6,590	—	6,590	7,445	—	7,445
Installment/HELOC	42,704	32	42,736	47,245	221	47,466
Total	$171,563	$2,615	$174,178	$179,775	$2,702	$182,477

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment in these non-accrual loans was $28.3 million at both March 31, 2011 and December 31, 2010.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.  Loans past due 90 days or more and still accruing interest were $225 thousand and $99 thousand at March 31, 2011 and December 31, 2010, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following table sets forth the detail, and delinquency status, of past due and non-accrual loans at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Performing (Accruing) Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$83,592	$767	$101	$—	$84,460
Commercial Real Estate	249,495	205	—	—	249,700
Construction, Land Acquisition & Development	64,671	84	—	225	64,980
Total Real Estate	397,758	1,056	101	225	399,140

Commercial and Industrial
Solid Waste Landfills	52,270	—	—	—	52,270
Other	139,588	405	77	—	140,070
Total Commercial and Industrial	191,858	405	77	—	192,340

Consumer
Indirect Auto	59,827	636	52	—	60,515
Installment/HELOC	45,435	277	199	—	45,911
Total Consumer	105,262	913	251	—	106,426

State and Political Subdivisions	30,786	—	—	—	30,786

Totals	$725,664	$2,374	$429	$225	$728,692

	Non-Accruing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Real Estate
Residential Real Estate	$1,700	$125	$63	$1,338	$3,226
Commercial Real Estate	10,305	9	244	3,122	13,680
Construction, Land Acquisition & Development	—	—	—	6,015	6,015
Total Real Estate	12,005	134	307	10,475	22,921

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	104	5,058			5,162
Total Commercial and Industrial	104	5,058	—	—	5,162

Consumer
Indirect Auto	—	—	—	26	26
Installment/HELOC	—	—	—	133	133
Total Consumer	—	—	—	159	159

State and Political Subdivisions	—	—	—	—	—

Total Non-accruing loans	$12,109	$5,192	$307	$10,634	$28,242

Total loans receivable	$737,773	$7,566	$736	$10,859	$756,934

	December 31, 2010
	Performing (Accruing) Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$83,371	$1,095	$465	$—	$84,931
Commercial Real Estate	247,217	949	85	—	248,251
Construction, Land Acquisition & Development	65,785	285	231	99	66,400
Total Real Estate	396,373	2,329	781	99	399,582

Commercial and Industrial
Solid Waste Landfills	52,270	—	—	—	52,270
Other	138,743	567	153	—	139,463
Total Commercial and Industrial	191,013	567	153	—	191,733

Consumer
Indirect Auto	62,269	959	264	—	63,492
Installment/HELOC	47,000	112	11	—	47,123
Total Consumer	109,269	1,071	275	—	110,615

State and Political Subdivisions	27,739	—	—	—	27,739
Totals	$724,394	$3,967	$1,209	$99	$729,669

	Non-Accruing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Real Estate
Residential Real Estate	$1,256	$327	$240	$1,171	$2,994
Commercial Real Estate	3,173	—	200	4,703	8,076
Construction, Land Acquisition & Development	—	—	—	10,995	10,995
Total Real Estate	4,429	327	440	16,869	22,065

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	5,319	—	—	645	5,964
Total Commercial and Industrial	5,319	—	—	645	5,964

Consumer
Indirect Auto	—	—	12	5	17
Installment/HELOC	—	—	31	190	221
Total Consumer	—	—	43	195	238

State and Political Subdivisions	—	—	—	—	—

Total Non-accruing loans	$9,748	$327	$483	$17,709	$28,267

Total loans receivable	$734,142	$4,294	$1,692	$17,808	$757,936

The total recorded investment in impaired loans, which consists of nonaccrual loans greater than $100,000 and performing TDRs, amounted to $29.6 million and $29.9 million at March 31, 2011 and December 31, 2010, respectively.  The related allowance on impaired loans was $1.4 million and $1.8 million as of March 31, 2011 and December 31, 2010, respectively.

The following tables provide an analysis of the Company’s impaired loans as of March 31, 2011 and December 31, 2010:

March 31, 2011

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,659	$1,921
Commercial Real Estate	9,243	14,348	—
Construction, Land Acquisition & Development	2,647	5,955	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	5,016	5,118	—
Total Commercial and Industrial	5,016	5,118	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	228	231	—
Total Consumer	228	231	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$18,793	$27,573	$—

With a Related Allowance Recorded:
Residential Real Estate	$1,328	$1,402	$770
Commercial Real Estate	5,683	12,772	191
Construction, Land Acquisition & Development	3,680	11,527	440

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	165	165	3
Total Commercial and Industrial	165	165	3

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$10,856	$25,866	$1,404

Total				Average Balance	Interest Income (2)
Residential Real Estate	$2,987	$3,323	$770	$2,957	$2
Commercial Real Estate	14,926	27,120	191	12,201	20
Construction, Land Acquisition & Development	6,327	17,482	440	8,846	2

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	5,181	5,283	3	5,605	5
Total Commercial and Industrial	5,181	5,283	3	5,605	5

Consumer
Indirect Auto	—	—	—	—	—
Installment/HELOC	228	231	—	180	—
Total Consumer	228	231	—	180	—

State and Political Subdivisions	—	—	—	—	—

Total Impaired Loans (1)	$29,649	$53,439	$1,404	$29,789	$29

(1)          Non-accrual loans with outstanding balances of less than $100,000 are not considered for individual impairment evaluation and are accordingly not included in the table above.  However, these loans are evaluated collectively as homogenous pools in the general allowance calculation under ASC Topic 310.  Total non-accrual loans with individual balances of less than $100 thousand equaled $1.2 million at March 31, 2011.

(2)          Interest income represents income recognized on performing TDRs.

December 31, 2010

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,530	$1,780	$—
Commercial Real Estate	4,839	5,693	—
Construction, Land Acquisition & Development	7,936	19,921	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	5,368	5,368	—
Total Commercial and Industrial	5,368	5,368	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	132	134	—
Total Consumer	132	134	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$19,805	$32,896	$—

With a Related Allowance Recorded:
Residential Real Estate	$1,396	$1,455	$785
Commercial Real Estate	4,638	12,115	367
Construction, Land Acquisition & Development	3,429	5,077	316

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	661	932	338
Total Commercial and Industrial	661	932	338

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$10,124	$19,579	$1,806

Total
Residential Real Estate	$2,926	$3,235	$785
Commercial Real Estate	9,477	17,808	372
Construction, Land Acquisition & Development	11,365	24,998	310

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	6,029	6,300	339
Total Commercial and Industrial	6,029	6,300	339

Consumer
Indirect Auto	—	—	—
Installment/HELOC	132	134	—
Total Consumer	132	134	—

State and Political Subdivisions	—	—	—
Total Impaired Loans (1)	$29,929	$52,475	$1,806

(1)          Nonaccrual loans with outstanding balances of less than $100,000 are not considered for individual impairment evaluation and are accordingly not included in the table above.  However, these loans are included as homogenous pools in the general allowance calculation under ASC Topic 310.  Total non-accrual loans with individual balances of less than $100 thousand equaled $838 thousand at December 31, 2010.

The average balance of impaired loans was $39.8 million for the three months ended March 31, 2010.  The Company recorded $192 thousand of interest income on impaired loans for the three months ended March 31, 2010.  The additional interest income that would have been earned on nonaccrual and restructured loans for the quarters ended March 31, 2011 and 2010 in accordance with their original terms approximated $726 thousand and $613 thousand, respectively.

Troubled Debt Restructured Loans

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs, resulting in no newly identified TDRs.

The book balance of TDRs at March 31, 2011 and December 31, 2010 was $6.1 million and $5.8 million, respectively.  The balances at March 31, 2011 included approximately $3.6 million of TDRs on non-accrual status and $2.5 million of TDRs on accrual status compared to $3.3 million of TDRs on non-accrual status and $2.5 million of TDRs in accrual status at December 31, 2010.  Approximately $47 thousand and $34 thousand in specific reserves have been established for these loans as of March 31, 2011 and December 31, 2010, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk or a permanent reduction of the recorded investment in the loan.  Non-accruing restructured loans remain on non-accrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months.  In some instances, where the Company modifies a loan that is delinquent but not on non-accrual status, the restructured loan remains on accrual status provided the repayment performance remains in accordance with the modified terms.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three months ended March 31, 2011:

(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructuring
Residential Real Estate	1	$175	$55
Construction, Land Acquisition & Development	1	83	83
Total New Troubled Debt Restructuring	2	$258	$138

The TDRs described above did not have any impact on the allowance for loan losses but resulted in a charge off of $120 thousand during the three months ended March 31, 2011.

The following table shows the types of modifications made during the three months ended March 31, 2011:

	Three months ended March 30, 2011
			Contruction
	Residential	Commercial	Land Acquisition &
(In thousands)	Real Estate	Real Estate	Development	Total
Type of modification
Extension of Term	$—	$—	$83	$83
Extension of Term and Principal Forgiveness	55	—	—	55
Total TDRs	$55	$—	$83	$138

The following table summarized TDRs which have re-defaulted (defined as past due 90 days) during the three months ended March 31, 2011 that were restructured within the last twelve months prior to such re-default:

(In thousands)	Number of Contracts	Recorded Investment

Commercial Real Estate	1	$145

Note 5.  Other Real Estate Owned

The following table reflects a breakdown of OREO for the periods reviewed.

	March 31, 2011	December 31, 2010
	(In thousands)
Land/Lots	$5,631	$8,357
Commercial Real Estate	2,376	1,086
Residential Real Estate	603	190
Total	$8,610	$9,633

The following schedule reflects the activity in of OREO for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
	(In thousands)
Balance, beginning of period	$9,633	$11,184
Additions	2,104	3,916
Write-downs	(158)	—
Carrying value of OREO sold	(2,969)	—
Balance, end of period	$8,610	$15,100

The following table details the components of net expense of OREO for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010
Insurance	$1	$17
Legal fees	31	23
Maintenance	1	20
(Income) losses from the operation of foreclosed properties	(6)	69
Professional Fees	25	6
Real estate taxes	333	—
Utilities	11	5
Other	13	(5)
Impairment charges	158	—
Total	$567	$135

Note 6.  Securities

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities available-for-sale at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
March 31, 2011 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$8,024	$219	$—	$8,243
Obligations of state and political subdivisions	121,719	1,175	9,365	113,529
Collateralized mortgage obligations:
Government sponsored agency	73,219	909	323	73,805
Residential mortgage-backed securities:
Government sponsored agency	46,573	630	548	46,655
Pooled Trust Preferred Senior Class	3,867	—	2,354	1,513
Pooled Trust Preferred Mezzanine Class	8,250	—	6,420	1,830
Corporate debt securities	500	—	76	424
Equity securities	1,010	—	15	995
Total available-for-sale securities	$263,162	$2,933	$19,101	$246,994

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2010 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$8,068	$239	$—	$8,307
Obligations of state and political subdivisions	121,157	723	10,527	111,353
Collateralized mortgage obligations
Government sponsored agency	77,172	1,057	413	77,816
Residential mortgage-backed securities
Government sponsored agency	49,450	557	887	49,120
Pooled Trust Preferred Senior Class	3,863	—	2,441	1,422
Pooled Trust Preferred Mezzanine Class	8,250	—	6,603	1,647
Corporate debt securities	500	—	105	395
Equity securities	1,010	2	—	1,012
Total available-for-sale securities	$269,470	$2,578	$20,976	$251,072

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities held-to-maturity at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
March 31, 2011 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$2,018	$—	$121	$1,897

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2010 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$1,994	$—	$137	$1,857

At March 31, 2011 and December 31, 2010, securities with a carrying amount of $242.0 million and $220.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities at March 31, 2011 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	2,660	2,683	—	—
After Five Years through Ten Years	5,693	5,676	1,604	1,504
After Ten Years	134,007	117,180	414	393
Collateralized mortgage obligations	73,219	73,805	—	—
Mortgage-backed securities	46,573	46,655	—	—
Total	$262,152	$245,999	$2,018	$1,897

Gross proceeds from the sale of securities for the three months ended March 31, 2011 and 2010 were $0 and $24.7 million, respectively, with the gross realized gains being $0 and $1.2 million, respectively, and there were no securities sold at a realized loss during the three months ended March 31, 2011 and 2010.

The tables below indicate the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	40,885	2,370	22,593	7,116	63,478	9,486
Collateralized mortgage obligations
Government sponsored agency	24,471	323	—	—	24,471	323
Residential mortgage-backed securities
Government sponsored agency	29,658	548	—	—	29,658	548
Pooled Trust Preferred Senior Class	—	—	1,513	2,354	1,513	2,354
Pooled Trust Preferred Mezzanine Class	—	—	1,830	6,420	1,830	6,420
Corporate debt securities	—	—	424	76	424	76
Equity securities	985	15	—	—	985	15
	$95,999	$3,256	$26,360	$15,966	$122,359	$19,222

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	56,751	3,199	23,425	7,465	80,176	10,664
Collateralized mortgage obligations
Government sponsored agency	19,763	413	—	—	19,763	413
Residential mortgage-backed securities	—	—	—	—	—	—
Government sponsored agency	32,957	887	—	—	32,957	887
Pooled Trust Preferred Senior Class	—	—	1,422	2,441	1,422	2,441
Pooled Trust Preferred Mezzanine Class	—	—	1,647	6,603	1,647	6,603
Corporate debt securities	—	—	395	105	395	105
Total	$109,471	$4,499	$26,889	$16,614	$136,360	$21,113

At March 31, 2011, excluding pooled trust preferred securities (“PreTSLs”), 185 of the Company’s debt securities holdings having unrealized losses have depreciated 8.1% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations, and are considered investment grade.  Seventy-two percent (72%) of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011, seven of the Company’s PreTSLs having realized cumulative credit-related OTTI losses of $22.6 million and unrealized losses of $8.8 million, have depreciated 72% and 91% from their current amortized cost and face values, respectively.

On a quarterly basis, management evaluates the Company’s investment securities for OTTI.  Unrealized losses on securities are considered to be other-than-temporarily-impaired when management believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors.  Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, management must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost.  If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk).  In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security.  As discussed previously, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income.  The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income.  When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Based on the Company’s evaluation at March 31, 2011, the Company has determined that the decreases in estimated fair value are temporary.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At March 31, 2011, the amortized cost of our PreTSLs totaled $12.1 million with an estimated fair value of $3.3 million and were comprised of seven securities, each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and six mezzanine tranches.  All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At March 31, 2011, six of these securities had no excess subordination and one had excess subordination, which was 8.2% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at March 31, 2011:

						Current	Deferrals /
			Excess			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
	(in thousands)
PreTSL VIII	$233,300	$391,567	$(158,267)	59.58%	N/A	22	44.80%	2.64%
PreTSL IX	303,520	324,741	(21,221)	93.47%	N/A	35	31.00%	1.87%
PreTSL X	260,780	349,304	(88,524)	74.66%	N/A	35	45.50%	2.30%
PreTSL XI	407,965	461,052	(53,087)	88.49%	N/A	45	30.70%	2.36%
PreTSL XIX	529,506	543,328	(13,822)	97.46%	N/A	53	24.30%	2.06%
PreTSL XXVI	679,200	627,525	51,675	108.23%	8.23%	54	29.60%	1.62%
PreTSL XXVIII	275,850	305,804	(29,954)	90.20%	N/A	43	23.60%	2.11%

The following list details information for each of the Company’s PreTSLs at March 31, 2011:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Cost	Value	Gain (Loss)	Ratings	Quarter to Date	Year to Date	Impairment
PreTSL VIII	Mezzanine	$36	$10	$(26)	C / C	$—	$—	$2,964
PreTSL IX	Mezzanine	1,320	455	(865)	Ca / C	—	—	1,680
PreTSL X	Mezzanine	212	8	(204)	C / C	—	—	2,787
PreTSL XI	Mezzanine	1,574	346	(1,228)	Ca / C	—	—	3,426
PreTSL XIX	Mezzanine	4,712	1,006	(3,706)	Ca / CC	—	—	2,463
PreTSL XXVI	Senior	3,867	1,513	(2,354)	B1 / CCC	—	—	251
PreTSL XXVIII	Mezzanine	396	5	(391)	C / CC	—	—	9,027
Total		$12,117	$3,343	$(8,774)		$—	$—	$22,598

The Company’s PreTSLs are measured for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2011.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

Each issuer in the collateral pool is assigned a probability of default for each year until maturity.  Banks currently in default or deferring interest payments thus far are assumed to default immediately.  A zero percent projected recovery rate is applied to both defaults and deferrals.  The probability of default is updated quarterly based upon changes in the creditworthiness of each underlying issuer.  Timing of defaults and deferrals has a substantial impact on each valuation.  As a result of this analysis, each issuer is assigned an expected default rate specific to that issuer.

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

•                 Discount Rate — The Company is discounting projected cash flows based upon its discount margin defined at the time of purchase, which constitutes a spread over 3-month LIBOR plus credit premium, consistent with their pre-purchase yield.

•                 Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company performed a sensitivity analysis during the first quarter ended March 31, 2011 using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in a credit loss of approximately $584 thousand and $864 thousand, respectively.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated discounted cash flows are greater than the securities’ carrying value, resulting in no impairment charges to earnings or accumulated other comprehensive income for the three months ended March 31, 2011.

The table below provides a cumulative roll forward of credit losses recognized:

(In thousands)	2011	2010
Beginning Balance January 1	$22,598	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	—	346
Ending Balance, March 31	$22,598	$20,995

Investments in FHLB and FRB stock, which has limited marketability, are carried at cost and totaled $11.1 million and $11.6 million at March 31, 2011 and December 31, 2010, respectively.  FRB stock of $1.3 million is included in Other Assets at March 31, 2011 and December 31, 2010.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at March 31, 2011.

Note 7.   Fair Value Measurements

In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches.  Accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Company.  Unobservable inputs reflects the Company’s assumptions about the assumptions the market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

A description of the valuation methodologies used for assets recorded at fair value, and for estimating fair value of financial instruments not recorded at fair value, is set forth below.

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

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price.  The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume.  For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs).  If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs in the Company’s securities portfolio are obtained from a third-party service provider that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 6 of these financial statements.

At March 31, 2011, the Company owned PreTSLs having an amortized cost of $12.1 million.  The market for these securities at March 31, 2011 was not active and markets for similar securities were also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 6, and the calculations used for fair value relates only to the discount rate used.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 6.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs.  The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the methodologies described above.  The Company then applies a 15% discount rate to PreTSL XIX and PreTSL XXVI and a 20% discount rate for the remaining PreTSLs to the expected cash flows to estimate fair value.

At March 31, 2011, the Company owned a security issued by a state and political subdivision having an amortized cost of $2.1 million that was downgraded by several nationally recognized credit rating agencies in 2010.  As a result of the downgrade, the market for this security at March 31, 2011 is no longer active.  The security was historically priced using Level 2 inputs.  The credit downgrade has resulted in a decline in the level of significant other observable inputs for this investment security at the measurement date.  Broker pricing and bid/ask spreads are very limited, the weaker credit rating has resulted in additional price discounts and the absence of a CUSIP limits the amount of information that is available about the credit.  As such, the valuation of this investment is now determined using Level 3 inputs.  The Company obtained a bid indication from a third party municipal trading desk to determine its fair value.

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

Assets measured on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

Fair Value Measurements at March 31, 2011 (In thousands)

			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. Government Agencies	$8,243	—	8,243	—
Obligations of political and state subdivisions	113,529	—	111,414	2,115
Government sponsored agency CMOs	73,805	—	73,805	—
Residential mortgage backed securities	46,655	—	46,655	—
Pooled trust preferred senior class	1,513	—	—	1,513
Pooled trust preferred mezzanine class	1,830	—	—	1,830
Corporate debt securities	424	—	424	—
Equity securities	995	995	—	—
Total securities available-for-sale	$246,994	$995	$240,541	$5,458

Fair Value Measurements at December 31, 2010 (In thousands)

			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligation to U.S. Government Agencies	$8,307	$—	$8,307	$—
Obligations of political and state subdivisions	111,353	—	109,108	2,245
Government sponsored agency CMOs	77,816	—	77,816	—
Residential mortgage backed securities	49,120	—	49,120	—
Pooled trust preferred senior class	1,422	—	—	1,422
Pooled trust preferred mezzanine class	1,647	—	—	1,647
Corporate debt securities	395	—	395	—
Equity securities	1,012	1,012	—	—
Total securities available-for-sale	$251,072	$1,012	$244,746	$5,314

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

		State and
		Political
(in thousands)	PreTSLs	Subdivisions	Total
Balance at December 31, 2010	$3,069	$2,245	5,314
Accretion of discount	3	—	3
Paydowns	—	(130)	(130)
Total gains or losses (realized/unrealized):			—
Included in earnings	—	—	—
Included in other comprehensive income	271	—	271
Balance at March 31, 2011	$3,343	$2,115	$5,458

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs
Balance at December 31, 2009	$3,810
Accretion of discount	3
Total gains or losses (realized/unrealized):
Included in earnings	(346)
Included in other comprehensive income	312
Balance at March 31, 2010	$3,779

Assets measured at fair value on a non-recurring basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Collateral dependent impaired loans (1)			$23,314			$26,336
Other real estate owned			3,141			4,923

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

Other real estate owned properties are recorded at the fair value less the estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, the balance might be subject to additional write downs.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amounts in the table above represent the value of OREO properties at March 31, 2011 and December 31, 2010, that were subject to additional write-downs subsequent to foreclosure.

The Company discloses fair value information about financial instruments, whether or not recognized in the Statement of Financial Condition, for which it is practicable to estimate that value.  The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, management judgment is required to interpret data and develop fair value estimates.  Accordingly, the estimates below are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and short term investments	$71,724	$71,724	$74,505	$74,505
Securities	249,012	248,891	253,006	252,929
FHLB and FRB stock	11,057	11,057	11,572	11,572
Loans, net	733,173	743,407	735,813	736,992
Loans held for sale	1,247	1,247	3,557	3,557
Accrued interest receivable	3,088	3,088	3,119	3,119
Mortgage servicing rights	737	981	751	1,258

Financial Liabilities
Deposits	$960,949	956,899	$982,436	$987,675
Borrowed funds	141,568	147,464	137,604	143,025
Accrued interest payable	3,045	3,045	2,763	2,763

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

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
(in thousands, except share amounts)	2011	2010
Net loss	$(526)	$(825)

Basic weighted-average number of common shares outstanding	16,434,763	16,294,291
Plus: Common share equivalents	—	—
Diluted weighted-average number of common shares outstanding	16,434,763	16,294,291

Loss per common share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

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

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  These loans, letters of credit, and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than normal risk of uncollectability.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the three months ended March 31, 2011 and 2010.

	March 31,
(In thousands)	2011	2010
Outstanding at beginning of the year	$92,217	$102,705
New loans and advances	23,041	24,945
Repayments / reductions	(19,607)	(17,979)
Other*	(590)	—
Outstanding at end of period	$95,061	$109,671

* “other” represents loans to related parties that ceased being related parties during the period.

At March 31, 2011, there were no loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.  However, at March 31, 2011, loans in the amount of $257 thousand to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

Included in related party loans is $2.9 million outstanding under a commercial line of credit (“line”) to a company owned by a director.  The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $2.8 million is outstanding.  The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2011 and December 31, 2010 amounted to $137.5 million and $131.6 million, respectively.  Interest paid on the deposits amounted to $153 thousand and $302 thousand for the three months ended on March 31, 2011 and 2010, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affilated with related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The

Company recorded payments for these services of $76 thousand and $73 thousand for the three months ended on March 31, 2011 and 2010, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million and $11 million at March 31, 2011 and December 31, 2010, respectively.  Interest paid to directors on these notes totaled $0 and $248 thousand for the three months ended on March 31, 2011 and 2010, respectively.  Interest accrued and unpaid on loans to directors totaled $225 thousand at March 31, 2011.

The Company leases its Honesdale branch from a related party.  Total lease payments were $2 thousand for each of the three months ended on March 31, 2011 and 2010.

Note 10.  Stock Option Plans

On August 30, 2000, the Company’s Board adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options may be granted to key officers and other employees of the Company.  The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares.  Options and rights granted under the Stock Incentive Plan become exercisable six months after the date the options are awarded and expire ten years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued stock.  The Stock Incentive Plan expired on August 30, 2010, therefore, no further grants will be made under the plan.

The Board also adopted on August 30, 2000, the 2000 Independent Directors Stock Option Plan (the “Directors’ Stock Plan”) for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the Directors’ Stock Plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares.  The Directors’ Stock Plan expired on August 30, 2010, therefore, no further grants will be made under the plan.

There was no compensation expense related to options under both the Stock Incentive Plan and the Directors’ Stock Plan for the three months ended March 31, 2011 and 2010.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

	Three months ended March 31,
	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	222,616	$12.58	366,248	$12.18
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(25,300)	$11.00
Outstanding at the end of the period	222,616	$12.58	340,948	$12.26
Options exercisable at March 31,	222,616	$12.58	340,948	$12.26
Weighted average fair value of options granted during the year	—	—	—	—
Stock-Based Compensation Expense		—	—	—

There were no options exercised during these periods.  As of March 31, 2011, there was no unrecognized compensation expense.

Information pertaining to options outstanding at March 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$6.10-$23.13	222,616	4.4 years	$12.58	222,616	$12.58

As of March 31, 2011, there was no aggregate intrinsic value of exercisable options.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Form 10-K for the year ended December 31, 2010.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

We are in the business of providing customary retail and commercial banking services to individuals and businesses.  Our core market is northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC (including this report and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations.  Management has identified the policies on the Allowance for Loan and Lease Losses (“ALLL”), securities valuation, other intangible assets, and the evaluation of deferred income tax and the impairment of securities to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

Allowance for Loan and Lease Losses

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio.  Loans are charged against the ALLL when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the ALLL.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The Company changed its policy for determining the ALLL effective for 2009.  The general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass”, “Special Mention” or “Accruing and Substandard” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge-offs of impaired loans.  Substandard loans on non-accrual status are included in impaired loans.

See Note 4 — “Loans” of the consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques would be used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (level 3).  For level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.  See Notes 6 and 7 of the consolidated financial statements included in Item 1 hereof for more information about our securities valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held-to-maturity or available-for-sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company recognized OTTI charges on securities of $0 and $346 thousand for the three months ended March 31, 2011 and 2010, respectively, within the consolidated statements of operations.  For 2010, the OTTI charges relate to estimated credit losses on pooled trust preferred securities. See - “Financial Condition - Securities” section below and Note 6

 — “Securities” to the consolidated financial statements included in Item 1 hereof for additional information about our OTTI charges.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure or deed in-lieu of foreclosure, are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  The fair value is based on appraised value through a current appraisal, adjusted by the estimated costs to sell the property. At the date of acquisition, any write down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis.    Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

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

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2011 and December 31, 2010, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

New Authoritative Accounting Guidance

In January 2010, the FASB issued an update (Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements).  The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value.  The new standard is effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which are not effective until reporting periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.  The disclosures required by this update are included in Note 7 to the consolidated financial statements.

In July 2010, the FASB issued an update (Accounting Standards Update No. 2010-20, Receivables, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses).  This update expands the disclosures that an entity must provide about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures, and to provide certain new disclosures about its financing receivables and related allowances for credit losses.  The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendment does not require comparative disclosures for earlier reporting periods that ended before adoption; however, an entity should provide comparative disclosures for those reporting periods after initial adoption.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.  The disclusures required by this update are included in Note 4 to the consolidated financial statements.

In January 2011, the FASB issued an update (Accounting Standards Update No. 2011-01, Receivables) which temporarily delayed the effective date of the disclosures about trouble debt restructurings in Update 2010-20 for public entities.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a trouble debt restructuring.  The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.

In April 2011, the FASB issued an update (Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring) which clarifies when creditors should classify loan modifications as troubled debt restructurings.  The new guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  A provision in Update 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by Update 2010-20.  The Company elected to adopt Update 2011-02 in the quarter ending March 31, 2011.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance to be Adopted In Future Periods

In May 2011, the FASB issued an update (Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS).  This update results in common fair value measurement and disclosure requirements among U.S. GAAP and International Financial Reporting Standards.  The amendments in Update 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value.  This update also requires additional disclosures about fair value measurements, is required to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of adoption of Update 2011-04 on the Company’s consolidated financial statements.

In June 2011, the FASB issued an update (Accounting Standards Update 2011-05, Presentation of Comprehensive Income).  This update was issued to improve the comparability, consistency and transparency of financial reporting. The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income. Update 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. Update 2011-05 is an update only for presentation and as such will not impact the Company’s consolidated financial statements.

In December 2011, the FASB issued an update (Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities).  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update.  The amendments require enhanced disclosures by requiring expanded information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB issued ASU No. 2011-12 - Comprehensive Income (Topic 220) — “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” This update defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05.  All other requirements in ASU No.  2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

The Company recorded a net loss of $526 thousand, or $(0.03) per diluted common share for the three month period ended March 31, 2011, a decrease of $299 thousand compared to a net loss of $825 thousand or $(0.05) per diluted common share for the three month period ended March 31, 2010.  This decrease in net loss was largely due to a $1.7 million increase in net interest income after provision for loan and lease losses, and a $1.5 million increase in total non-interest income, partially offset by a $2.8 million increase in total non-interest expenses.  The return on average equity was (1.62)% for the three months ended March 31, 2011, compared to (1.30)% for the three months ended March 31, 2010.   Return on average assets was (0.05)% for the three months ended March 31, 2011, compared to (0.06)% for three months ended March 31, 2010.

Total assets decreased $16.4 million, or 1.4% to $1.15 billion at March 31, 2011 as compared to $1.17 billion at December 31, 2010, primarily due to a $2.8 million decrease in cash and cash equivalents, a $4.1 million decrease in the available-for-sale securities, a $3.0 million decrease in other assets, a $2.3 million decrease in loans held for sale, a $2.6 million decrease in net loans, and a $1.0 million decrease in other real estate owned.

Total deposits decreased $21.5 million, or 2.2%, to $960.9 million at March 31, 2011 as compared to $982.4  million at December 31, 2010.  During this period, demand deposits decreased by $7.4 million, or 8.0%, interest bearing demand decreased $9.7 million, or 2.8%, and total time deposits decreased by $7.1 million, or 1.6%.  These decreases were partially offset by a $2.7 million, or 3.0%, increase in savings deposits.  Borrowed funds increased by $4.0 million, or 2.9%, during the first three months of 2011 to $141.6 million from $137.6 million at December 31, 2010.

Total shareholders’ equity increased $0.9 million, or 3.0%, to $33.0 million at March 31, 2011 from $32.1 million at December 31, 2010.  The increase is primarily due to a $1.5 million reduction in accumulated other comprehensive loss for the three months ended March 31, 2011 partly offset by the net loss of $526 thousand for the same period.

Summary of Performance

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and as such is the primary determinant of profitability.  The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets.  The net interest margin was 3.11% for the three months ended March 31, 2011, a decrease of 12 basis points compared to the same period in 2010.  This decrease in the net interest margin was  due to a decrease of 50 basis points in the tax equivalent yield on earning assets partially offset by a decrease of 36 basis points in the tax equivalent yield on interest bearing liabilities.  Rate spread, the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities shown on a fully tax equivalent basis was 3.00% for the three months ended March 31, 2011, a decrease of 14 basis points versus the same period in 2010.

Net interest income on a tax equivalent basis was $8.3 million for the first quarter of 2011, a $1.9 million or 18.1% decrease from $10.2 million for the first quarter of 2010.  The decrease was due to lower yields earned on loans and investment securities partially offset by a decrease in yields on interest-bearing liabilities, and decreases in the volume of both interest-bearing assets and liabilities.

Interest income on loans on a tax equivalent basis decreased $3.1 million for the three month period ended March 31, 2011 compared to the same period in 2010 primarily due to a 37 basis point decline in the tax equivalent yield on loans and a $179.4 million or 19.0% decrease in average loan balances.  The yield on loans was negatively affected by the payoffs of higher yielding loans which cannot be replaced in this low interest rate environment and lower loan demand caused by the continuing economic slowdown.  The decrease in average loans to $762.9 million for the three months ended March 31, 2011 was primarily due to pay downs, transfers of foreclosed loans into Other Real Estate Owned (“OREO”), and sales of indirect auto loans in the fourth quarter of 2010.

Interest and dividend income on investment securities on a tax equivalent basis decreased by $630 thousand during the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 primarily due to lower investment yields partially offset by higher average balances.  The $11.1 million, or 4.4%, increase in average investments to $263.5 million at March 31, 2011 from $252.4 million at March 31, 2010 partially offset the 116 basis points decrease in the tax equivalent yield for the quarter ended March 31, 2011 as compared to the same period in 2010.

Average federal funds sold decreased by $11.5 million during the quarter ended March 31, 2011 as compared to the same quarter in 2010.  The decrease in the average balance of federal funds sold was attributable to the Company’s ability to re-deploy its excess liquidity into investment securities that met the Company’s quality, return and duration requirements.

Average interest bearing liabilities totaled $1.0 billion for the quarter ended March 31, 2011, a decrease of $183.8 million or 15.3%, compared to the same period in 2010 primarily due to a decrease in average borrowings of  $76.4 million or 35.2%.  The cost of borrowed funds increased by 55 basis points to 4.28% for the quarter ended March 31, 2011 as compared 3.73% for the same period in 2010 primarily as a result of the higher interest rates on the Company’s subordinated debt as compared to the FHLB borrowings.  Average time deposits over $100,000 decreased $43.5 million or 18.4%, and average other time deposits decreased $49.7 million or 16.4%.  The average cost of interest-bearing deposits decreased by 42 basis points to 1.22% during the quarter ended March 31, 2011 from 1.64% during the same period in 2010.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The pricing decreases for these products resulted from an overall decrease in market rates.  The rate paid for savings deposits decreased from 0.56% during the quarter ended March 31, 2010 to 0.42% during the same period in 2011 and the rate paid on other time deposits decreased from 2.54% during the first quarter of 2010 to 1.99% during the same period in 2011.

Average borrowed funds decreased $76.4 million, or 35.2%, for the three months ended March 31, 2011 compared to the same period in 2010.  The cost of borrowed funds increased by 55 basis points to 4.28% for the three months ended March 31, 2011 as compared to the same period in 2010 due to the Company paying off FHLB advances that were at lower rates.  This resulted in the higher-rate borrowings becoming a larger percentage of total borrowings and causing the cost of borrowed funds to increase.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following tables sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the three month periods ended March 31, 2011 and 2010, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended March 31,			Three months ended March 31,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$723,968	8,648	4.78%	$886,067	$11,503	5.19%
Loans-tax free (4)	38,931	674	6.93%	56,222	966	6.82%
Total Loans (1)(2)	762,899	9,322	4.89%	942,289	$12,469	5.25%
Securities-taxable	141,141	979	2.77%	129,380	1,591	4.88%
Securities-tax free	122,372	2,136	6.98%	123,018	2,154	6.95%
Total Securities (1)(5)	263,513	3,115	4.73%	252,398	3,745	5.89%
Interest-bearing deposits in other banks and federal funds sold	45,034	26	0.23%	56,555	36	0.25%
Total Earning Assets	1,071,446	12,463	4.65%	1,251,242	16,250	5.15%
Non-earning assets	105,736			133,166
Allowance for loan and lease losses	(22,927)			(23,387)
Total Assets	$1,154,255			$1,361,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	340,697	612	0.73%	354,267	$1,032	1.16%
Savings deposits	89,879	95	0.42%	90,612	129	0.56%
Time deposits over $100,000	192,736	698	1.47%	236,207	931	1.56%
Other time deposits	252,844	1,241	1.99%	302,505	1,940	2.54%
Total Interest-bearing Deposits	876,156	2,646	1.22%	983,591	4,032	1.64%
Borrowed funds and other interest-bearing liabilities	140,530	1,482	4.28%	216,944	2,040	3.73%
Total Interest-Bearing Liabilities	1,016,686	4,128	1.65%	1,200,535	6,072	2.01%
Demand deposits	88,995			82,735
Other liabilities	15,846			14,309
Shareholders’ equity	32,728			63,442
Total Liabilities and Shareholders’ Equity	$1,154,255			$1,361,021
Net Interest Income/Interest Rate Spread (6)		8,335	3.00%		10,178	3.14%
Tax equivalent adjustment		(955)			(1,091)
Net interest income as reported		$7,380			$9,087

Net Interest Margin (7)			3.11%			3.23%

(1)     Interest income is presented on a tax equivalent basis using a 34% rate for 2011 and 2010.

(2)     Loans are stated net of unearned income.

(3)     Nonaccrual loans are included in loans within earning assets.

(4)     The yields for securities that are classified as available for sale are based on the average historical amortized cost.

(5)     Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.

(6)     Net interest income as a percentage of total average interest earning assets.

(7)     Loan fees included in interest income are not significant.

The following table shows the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

	Three Months Ended
	March 31, 2011 Compared with March 31, 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Interest income:
Loans (taxable)	$(1,987)	$(868)	$(2,855)
Loans (tax-free) (1)	(295)	3	(292)
Investment securities (taxable)	156	(768)	(612)
Investment securities (tax-free)(1)	(11)	(7)	(18)
Time deposits with banks and federal funds sold	(8)	(2)	(10)
Total interest income	(2,145)	(1,642)	(3,787)

Interest expense
Interest-bearing demand deposits	(41)	(379)	(420)
Savings deposits	(1)	(33)	(34)
Time deposits	(511)	(421)	(932)
Borrowed funds and other interest-bearing liabilities	(783)	225	(558)
Total interest expense	(1,336)	(608)	(1,944)
Decrease in interest differential	$(809)	$(1,034)	$(1,843)

(1)          Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the Allowance for Loan and Lease Losses (“ALLL”) considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL.  The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL.  A provision for loan and lease losses of $1.7 million was recorded for the three month period ended March 31, 2011 compared to $5.1 million for the three month period ended March 31, 2010.  The decrease of $3.4 million primarily reflects the substantial provisions taken as of March 31, 2010 due to changes in the Company’s  methodology of determining the provision for loan and lease lossees, and a decrease in the loan portfolio from the first quarter of 2010.

During the three months ended March 31, 2011, non-performing loans increased $100 thousand to $28.5 million from $28.4 million at December 31, 2010.  Net charge-offs decreased $2.0 million to $89 thousand for the three months ended March 31, 2011 from $2.1 million for the same period in 2010.  Non-performing loans primarily consist of loans secured by real estate.  Refer to “Financial Condition - Allowance for Loan and Lease Losses”.

Non-interest Income

The Company recorded total non-interest income of $4.0 million for the three months ended March 31, 2011, an increase of $1.5 million from the $2.5 million earned during the comparable period in 2010.  The increase was due to a $2.5 million gain on the sale of other real estate owned, offset by 2010 non-recurring gains from the sales of investments of $1.2 million.

Non-interest Expense

Non-interest expense was $10.1 million for the three month period ended March 31, 2011, compared to $7.3 million for the same period in 2010.  The $2.8 million increase for the three months ended March 31, 2011 was primarily due to a $1.9 million increase in professional fees attributable to increased regulatory compliance expenses, a $288 thousand increase in salary and benefits expense, a $320 thousand increase in FDIC assessment, and a $432 thousand increase in other real estate expense.  The increase was partially offset by a reduction in provision for off-balance sheet commitments and equipment expense.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the quarters ended March 31, 2011 and 2010.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009.

FINANCIAL CONDITION

Assets

Total assets were $1.15 billion, at March 31, 2011, a decrease of $16.4 million, or 1.4%, from $1.17 billion at December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents decreased $2.8 million, or 3.7% during the three months ended March 31, 2011 to $71.7 million.  The Company did not pay any dividends during the quarter ended March 31, 2011 as it suspended paying dividends to conserve capital and comply with regulatory requirements.

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

At March 31, 2011, the Company’s investment portfolio was comprised of U.S Government agency securities, taxable and tax-exempt obligations of states and political subdivisions, government sponsored agency collateralized mortgage obligations (“CMOs”), government sponsored agency residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”), and insurance companies, corporate debt, and equity securities.

The Company’s investments in PreTSLs may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers.  Many of the bank issuers of PreTSLs within the Company’s investment portfolio remain participants in the U.S. Treasury’s TARP CPP.  For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP CPP.  Some bank issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Treasury and the banking regulators or management decisions driven by potential liquidity needs.  Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.  See the “Other-Than-Temporary-Impairment” section below for further details.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

(in thousands)	March 31, 2011	December 31, 2010

Obligations of U.S. government agencies	$8,243	$8,307
Obligations of state and political subdivisions	115,547	113,347
Collateralized mortgage obligations:
Government sponsored agency	73,805	77,816
Residential mortgage-backed securities:
Government sponsored agency	46,655	49,120
Pooled Trust Preferred Senior Class	1,513	1,422
Pooled Trust Preferred Mezzanine Class	1,830	1,647
Corporate debt securities	424	395
Equity securities	995	1,012
Total	$249,012	$253,066

During 2010, the Company sold its entire portfolio of private label collateralized mortgage obligation securities to better manage and improve credit risk in its investment portfolio.  The Company used proceeds from these sales and cash provided by operations to purchase high quality U.S. Government guaranteed and U.S. Government agency sponsored mortgage-backed securities.  Additionally, there were no single issuers with an aggregate amortized cost which exceeded ten percent (10%) of total shareholders’ equity.

The following table sets forth the maturities of available-for-sale and held-to-maturity securities, based on book value, at March 31, 2011 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$—	$—	$—	$8,243	$—	$—	$8,243
Yield				3.24%			3.24%
Obligations of state and political subdivisions (1)		2,448	7,276	103,805			113,529
Yield		6.19%	6.54%	7.02%			6.97%
Corporate debt securities				424			424
Yield				0.95%			95.00%
Collateralized Mortgage Obligations:
Government sponsored agencies					73,805		73,805
Yield					3.35%		3.35%
Residential mortgage-backed securities:
Government sponsored agencies					46,655		46,655
Yield					3.67%		3.67%
Pooled Trust Preferred Senior Class				1,513			1,513
Yield				0.00%			0.00%
Pooled Trust Preferred Mezzanine Class				1,830			1,830
Yield				0.00%			0.00%
Equity securities (2)						995	995
Yield						4.68%	4.68%
Total available-for-sale maturities	$—	$2,448	$7,276	$115,815	$120,460	$995	$246,994
Weighted yield	0.00%	6.19%	6.54%	6.13%	3.47%	4.68%	4.94%

Held-to-maturity securities
Obligations of state and political subdivisions			1,604	414			2,018
Yield			4.90%	4.86%			4.89%
Total held-to-maturity securities	$—	$—	$1,604	$414	$—	$—	$2,018
Weighted yield	0.00%	0.00%	4.90%	4.86%	0.00%	0.00%	4.89%

(1) Yields on state and municipal securities have been adjusted to a tax equivalent yields using a 34% federal income tax rate.

(2) Yield represents actual return for the three months ended March 31, 2011.

Other-Than-Temporary Impairment (“OTTI”)

The Company tests its securities for OTTI using authoritative guidance.  Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then any loans considered to be other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

On a quarterly basis, the Company evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be other-than-temporarily-impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors such as market risk. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily-impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

For debt securities which the Company does not intend to sell or will not be required to sell, the primary consideration in determining whether impairment is other-than-temporary is whether or not the Company expects to receive all contractual cash flows.

Based on the Company’s evaluation at March 31, 2011, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary.  The Company’s estimate of discounted cash flows it expects to receive are greater than the securities’ carrying value, resulting in no impairment charges to earnings for the three months ended March 31, 2011.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At March 31, 2011, the amortized cost of our PreTSLs totaled $12.1 million with an estimated fair value of $3.3 million and is comprised of seven securities each of which is collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and six mezzanine tranches.  All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At March 31, 2011, six of these securities had no excess subordination and one had excess subordination of 8.23% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at March 31, 2011:

							Actual
						Current	Deferrals /
			Excess			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
		(in thousands)
PreTSL VIII	$233,300	$391,567	$(158,267)	59.58%	N/A	22	44.80%	2.64%
PreTSL IX	303,520	324,741	(21,221)	93.47%	N/A	35	31.00%	1.87%
PreTSL X	260,780	349,304	(88,524)	74.66%	N/A	35	45.50%	2.30%
PreTSL XI	407,965	461,052	(53,087)	88.49%	N/A	45	30.70%	2.36%
PreTSL XIX	529,506	543,328	(13,822)	97.46%	N/A	53	24.30%	2.06%
PreTSL XXVI	679,200	627,525	51,675	108.23%	8.23%	54	29.60%	1.62%
PreTSL XXVIII	275,850	305,804	(29,954)	90.20%	N/A	43	23.60%	2.11%

The following list details information for each of the Company’s PreTSLs at March 31, 2011:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Cost	Value	Gain (Loss)	Ratings	Quarter to Date	Year to Date	Impairment
PreTSL VIII	Mezzanine	$36	$10	$(26)	C / C	$—	$—	$2,964
PreTSL IX	Mezzanine	1,320	455	(865)	Ca / C	—	—	1,680
PreTSL X	Mezzanine	212	8	(204)	C / C	—	—	2,787
PreTSL XI	Mezzanine	1,574	346	(1,228)	Ca / C	—	—	3,426
PreTSL XIX	Mezzanine	4,712	1,006	(3,706)	Ca / CC	—	—	2,463
PreTSL XXVI	Senior	3,867	1,513	(2,354)	B1 / CCC	—	—	251
PreTSL XXVIII	Mezzanine	396	5	(391)	C / CC	—	—	9,027
Total		$12,117	$3,343	$(8,774)		$—	$—	$22,598

The Company’s PreTSLs are evaluated for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2011.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis during the first quarter ended March 31, 2011 using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in a credit loss of approximately $584 thousand and $864 thousand, respectively.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated discounted cash flows are greater than the securities’ carrying value, resulting in no impairment charges to earnings or other comprehensive income for the three months ended March 31, 2011.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)

	2011	2010
Beginning Balance, January 1,	$22,598	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	—	346
Ending Balance, March 31,	$22,598	$20,995

Investments in FHLB and FRB stock, which has limited marketability, are carried at cost $11.1 million and $11.6 million at March 31, 2011 and December 31, 2010, respectively.  FRB stock of $1.3 million is included in Other Assets at March 31, 2011 and December 31, 2010.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at March 31, 2011.

Loans

The net loan balance declined during the three month period ended March 31, 2011 primarily as a result of an increase in ALLL at March 31, 2011 compared to December 31, 2010.  Net loans declined $2.6 million, or 0.4%, to $733.2 million at March 31, 2011 from $735.8 million as of December 31, 2010.  Net loans represented 63.7% of total assets at March 31, 2011, compared to 63.0% at December 31, 2010.  Historically, commercial lending activities have represented a significant portion of the Company’s loan activities.  This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, construction, land acquisition and development, residential real estate, and home equity loans, increased by $364 thousand, or 0.1% to $466.2 million at March 31, 2011, from $465.9 million at December 31, 2010.  Real estate secured loans as a percentage of total gross loans has increased from 61.5% at December 31, 2010 to 61.6% of the loan portfolio at March 31, 2011.

Commercial and industrial loans decreased $195 thousand, or 0.1%, during the quarter from $197.7 million at December 31, 2010 to $197.5 at March 31, 2011.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The decrease was primarily due to loan paydowns.  Loans secured by commercial real estate increased $7.1 million, or 2.8%, from $256.3 million at December 31, 2010 to $263.4 million at March 31, 2011.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The increase in commercial real estate loans was primarily attributable to new loan originations.  Construction, land acquisition and development loans decreased $6.4 million, or 8.3%, during the quarter from $77.4 million at December 31, 2010 to $71.0 million at March 31, 2011.  The decrease in construction land acquisition and development loans was primarily attributable to paydowns and a decrease in lending in this segment.

Residential real estate loans totaled $87.7 million at March 31, 2011.  This represents a decrease of $239 thousand, or 0.3%, from $87.9 million at December 31, 2010.  The components of residential real estate loans include fixed rate mortgage loans and home equity loans and lines of credit.  The decrease was primiarly attributable to charge-offs and transfers to OREO.  The components of residential real estate loans include fixed rate mortgage loans and home equity loans and lines of credit.  The Company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.

Consumer loans decreased $4.3 million during the quarter, or 3.9%, from $110.9 million at December 31, 2010 to $106.6 million at March 31, 2011.  The decrease related to pay downs, charge-offs and a decrease in lending in this segment.

Loans to state and political subdivisions totaled $30.8 million at March 31, 2011, an increase of $3.0 million, or 11.0%, from $27.7 million at December 31, 2010.  The increase was attributable to new loan originations.

Details regarding the loan portfolio are as follows:

(In thousands)	March 31, 2011	December 31, 2010
Residential real estate	$87,686	$87,925
Commercial real estate	263,380	256,327
Commercial and industrial	197,502	197,697
Construction, land acquisition and development	70,995	77,395
Consumer	106,585	110,853
State and political subdivisions	30,786	27,739
Gross loans	756,934	757,936
Allowance for loan and lease losses	(24,230)	(22,575)
Unearned discount	(208)	(332)
Net deferred loan fees and costs	677	784
Net loans	$733,173	$735,813

Loan Concentrations:  At March 31, 2011 and December 31, 2010, the Company’s loan portfolio was concentrated in the following industries.  The majority of loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Company.

	March 31, 2011		December 31, 2010
(In thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans

Land subdivision	$27,115	3.58%	$29,518	3.89%
Shopping centers/complexes	23,951	3.16%	26,298	3.47%
Gas stations	19,606	2.59%	18,289	2.41%
Office complexes/units	16,831	2.22%	16,842	2.22%
Solid waste landfills	52,270	6.90%	52,270	6.90%

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

Under the Company’s risk rating system, loans rated as pass/watch, special mention, substandard, doubtful or loss are reviewed regularly as part of the Company’s risk management practices.  The Company’s Loan Quality Committee, which consists of key members of senior management and credit administration, meets monthly or more often, as necessary, to review individual problem credits and workout strategies and makes reports to the Board of Directors.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans which are identified as troubled debt restructures (“TDRs”) or are non-accrual and rated substandard or doubtful with an outstanding balance greater than $100,000 are considered impaired.  Impaired loans are analyzed individually for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.  For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

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

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell.  For the Company’s calculations on real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process.  If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, either the entire loan is written off or the difference between the fair value and the principal balance is charged off unless there are material mitigating factors to the contrary.  For loans which are considered to be impaired, but for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following table reflects non-performing assets and performing TDRs at the dates noted (in thousands):

	March 31, 2011	December 31, 2010
Nonaccrual loans	$28,242	$28,267
Loans past due 90 days or more and still accruing	225	99
Total Non-Performing Loans	28,467	28,366
Other Real Estate Owned	8,610	9,633
Total Non-Performing Assets	$37,077	$37,999
Performing TDRs	$2,458	$2,513
Non-performing loans as a percentage of gross loans	3.76%	3.74%

The average balance of impaired loans was $29.8 million and $39.8 million for the three months ended March 31, 2011 and 2010, respectively.  The Company recorded $29 thousand and $192 thousand of interest income on impaired loans for the three months ended March 31, 2011 and 2010, respectively.

In the first three months of 2011, total non-performing assets decreased $922 thousand, or 2.4%, from $38.0 million at December 31, 2010 to $37.1 million at March 31, 2011 primarily attributed to the decline in the OREO inventory.  Non-performing assets represented 112.3% of shareholders’ equity at March 31, 2011, as compared to 118.5% of shareholders’ equity at December 31, 2010.  The decrease in non-performing assets as a percentage of shareholders’ equity is driven by the reduction of both the Company’s total non-performing assets and its accumulated other comprehensive loss.

Changes in non-performing loans for the periods indicated are as follows:

(in thousands)	March 31, 2011
Balance at beginning of period	$28,366
Newly placed on non-accrual	7,568
Loans past due 90 days or more and still accruing	225
Transferred to OREO	(2,104)
Additional charge-offs	(861)
Loan payments	—
Loan sold	(4,727)
Balance at end of period	$28,467

During the three months ended March 31, 2011, a $7.0 million credit was placed on non-accrual status.  This credit represents a commercial loan secured by both commercial real estate and a partial guarantee from a government agency.  Due to the collateral value, no allocation is provided for this credit in the allowance for loan and lease losses.

During the three months ended March 31, 2011, a term loan and line of credit secured by commercial real estate in the amount of $1.8 million was transferred to OREO.

During the three months ended March 31, 2011, a land development loan secured by a residential subdivision in the amount of $2.2 million and a participation in an out of area real estate bridge loan which was secured by real estate in the amount of $2.5 million were sold.

The additional interest income that would have been earned on nonaccrual and restructured loans for the quarter ended on March 31, 2011 and 2010 in accordance with their original terms approximated $726 thousand and $613 thousand, respectively.

The following table outlines delinquency within the Company’s loan portfolio.

	March 31, 2011	December 31, 2010
30-59 days	0.31%	0.52%
60-89 days	0.06%	0.16%
90 + days	0.03%	0.01%
Non-Accrual	3.73%	3.74%
Total Delinquencies	4.13%	4.43%

Delinquencies for accruing loans remained relatively stable in 2011 compared to 2010 due to transfers of loans to nonaccrual and more rigorous collection activity.  In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

At March 31, 2011, the Company’s ratio of nonperforming loans to total gross loans remained relatively constant at 3.8% compared to 3.7% reported as of December 31, 2010.

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

The Company’s ALLL consists of both specific and general components.  At March 31, 2011, the ALLL that related to impaired loans was $1.4 million, or 5.8% of the total ALLL.  The ALLL also included a general allocation of $22.8 million, which represented 94.2% of the total ALLL of $24.2 million.  The ratio of the ALLL to total gross loans at March 31, 2011 and December 31, 2010 was 3.20% and 2.98%, respectively, based on total loans of $756.9 million and $757.9 million, respectively.

The following table presents an allocation of the ALLL and percent of loans in each category at March  31, 2011 and December 31, 2010:

Allocation of the Allowance for Loan Losses

(in thousands)

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Residential real estate	$2,241	9.25%	$2,175	11.60%
Commercial real estate	10,860	44.81%	9,640	33.82%
Construction, land acquisition & development	4,623	19.08%	4,170	10.21%
Commercial and industrial	4,659	19.23%	4,851	26.08%
Consumer	1,157	4.78%	1,173	14.63%
State and political subdivision	690	2.85%	566	3.66%
Total	$24,230	100.00%	$22,575	100.00%

The following table presents an analysis of ALLL for the three months ended March 31, 2011 and 2010.

Analysis of the Allowance for Loan and Lease Losses

	For the three months
(in thousands)	2011	2010
Balance at beginning of period	$22,575	$22,458

Provision for loan losses	1,744	5,108

Charge-offs:
Residential real estate	(136)	—
Commercial real estate	(457)	(428)
Construction land acquisition and development	(6)	(61)
Commercial and industrial	(109)	(1,320)
Consumer	(220)	(154)
State and political subdivisions	—	(158)
Total charge-offs	(928)	(2,121)

Recoveries:
Residential real estate	7	4
Commercial real estate	13	10
Construction land acquisition and development	706	5
Commercial & industrial	74	—
Consumer	39	40
State and political subdivisions	—	1
Total recoveries	839	60

Net charge-offs	(89)	(2,061)
Balance at end of period	$24,230	$25,505

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.01%	0.22%

Allowance for loan and lease losses as a percentage of gross loans at March 31, 2011	3.20%	3.37%

Other Real Estate Owned

OREO totaled $8.6 million at March 31, 2011, which is a decrease of $1.0 million, from $9.6 million at December 31, 2010.  At March 31, 2011, OREO consisted of thirty properties as compared to twenty eight properties at December 31, 2010.  Twenty-two of the properties held in OREO at March 31, 2011 totaled $8.1 million and represented 94% of the total.  Included in OREO are six properties totaling $798 thousand, or 9.3%, of OREO, located outside of the Company’s general market area.  Additionally, $2.7 million, or 31.4%, of OREO is located in the Pocono region located within the Company’s primary market area that has been hit particularly hard during the current economic recession.

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

The following schedule reflects the roll forward of OREO:

(in thousands)	March 31, 2011	March 31, 2010
Balance, beginning of period	$9,633	$11,184
Additions	2,104	1,064
Write-downs	(158)	—
Carrying value of OREO sold	(2,969)	—
Balance, end of period	$8,610	$12,248

The following schedule reflects a breakdown of OREO for the periods reviewed.

(in thousands)	March 31, 2011	December 31, 2010
Land/Lots	$5,631	$8,357
Commercial Real Estate	2,376	1,086
Residential Real Estate	603	190
Total	$8,610	$9,633

The Company foreclosed on eight properties during the three months ended March 31, 2011, five of which comprised of $1.9 million and a majority of the additions.  The expenses related to maintaining OREO and the subsequent write down of the values related to declines in value since foreclosure amounted to $567 thousand for the three months ended March 31, 2011, compared to $135 thousand for the same period in 2010.

Liabilities

Total liabilities were $1.12 billion at March 31, 2011, a decrease of $17.4 million, or 1.5%, from $1.14 billion at December 31, 2010. Deposit liabilities decreased $21.5, million or 2.2%, to $960.9 million at March 31, 2011 as compared to $982.4 million at December 31, 2010.  During the same period demand deposits decreased by $7.4 million, or 8.0%, interest bearing demand decreased $9.7 million, or 2.8%, and total time deposits decreased by $7.1 million, or 1.6%.  These decreases were partially offset by a $2.7 million, or 3.0%, increase in savings deposits, during the same period.  Borrowed funds increased by $4.0 million, or 2.9%, during the first three months of 2011 to $141.6 million from $137.6 million at December 31, 2010.

Equity

Total shareholders’ equity increased $0.9 million, or 3.0%, to $33.0 million at March 31, 2011 from $32.1 million at December 31, 2010.  The increase is primarily due to a $1.5 million reduction in accumulated other comprehensive loss for the three months ended March 31, 2011, partly offset by the net loss of $526 thousand for the same period.  The decrease in accumulated other comprehensive loss was primarily attributed to the stabilization in the fair value of securities held in the available-for-sale portfolio.  Book value per common share was $2.01 at March 31, 2011 compared to $1.95 at December 31, 2010.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks and federal funds sold) are the Company’s most liquid assets.  At March 31, 2011, cash and cash equivalents totaled $71.7 million, a decrease of $2.8 million from $74.5 million at December 31, 2010.  Investing activities provided $11.1 million and operating activities provided $3.6 million of cash and cash equivalents during the year, while financing activities utilized $17.5 million.  The cash flows provided by investing activities were largely attributable to the proceeds from maturities, calls and principal payments of investment securities totaling $6.6 million and proceeds from the sales of OREO totaling $5.5 million.  The $17.5 million used by financing activities was primirarly attributed to a $14.4 million decreases in demand deposits and savings accounts, and a $7.1 million decrease in time deposits, partially offset by $4.2 million of net advances from FHLB borrowings.  The funds provided by operating activities pertain to interest payments received on loans and investments.

Interest Rate Risk

Our consolidated statements of financial position have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates.  Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates.  As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets and could adversely affect our results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, could lead to decreases in our shareholders’ equity, if such securities were retained.

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities.  The fair value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2011. Various estimates regarding prepayment assumptions are made at each level of rate shock.  However, prepayment penalty income is excluded from this analysis.  Actual results could differ significantly from these estimates.

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2011 remained constant.  The impact of the rate movements were developed by simulating the effect of rates changing over a three-month period from the March 31, 2011 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	(2.51)%	(0.25)%

Economic value at risk:
Percent change in economic value of equity	(51.48)%	30.43%

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our consolidated financial statements or are recorded in amounts that differ from the notion amounts.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used for general corporate purposes or for customer needs.  Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital.  Customer transactions are used to manage customers’ requests for funding.

For the three months ended March 31, 2011, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s exposure to market risk during the first three months of 2011.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 4 — CONTROLS AND PROCEDURES

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that, as of

December 31, 2010, it had identified material weaknesses in its internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  While the Company made progress in remediating the deficiencies in its internal controls over financial reporting relating to the weaknesses noted in its 2010 Annual Report, all actions were not fully implemented and there was an insufficient period of time to determine whether those processes that were implemented were operating effectively as of March 31, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

The Company’s weaknesses will not be considered remediated until new internal controls are operational for a sufficient period of time and are tested, and management concludes that these controls are operating effectively. The Company is not aware of any transactions that were improperly undertaken as a result of the material weaknesses described in its Annual Report and therefore does not believe that the material weaknesses had any material impact on the Company’s financial statements.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinements. Except for refinements necessary to correct the deficiencies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, there have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. On August 8, 2011, the Company announced that it has received document subpoenas from the SEC.  The information requested generally relates to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010.  The Company is cooperating with the SEC in this matter.

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except for Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (‘Demetrius”) alleging, inter alia breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty.  The Company has been named as a nominal defendant.  This matter is in a preliminary stage.  In January 2012, the Board appointed a special litigation committee to investigate the matters raised in the Gray complaint.  The special litigation committee retained independent counsel to assist with the investigation.  The Company is not a party to any pending legal proceedings that the Company believes would have a material adverse effect on its financial condition, results of operations or cash flows.

Item 1A — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K for the year ending December 31, 2010.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on April 6, 2012)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1#	Certification of Chief Executive Officer and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

#Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: August 10, 2012	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: August 10, 2012	By:	/s/ Edward J. Lipkus
Edward J. Lipkus
Chief Financial Officer
Principal Accounting Officer