Form 10-Q
period 2011-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-08-10
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART I Financial Information

Item 1 — Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$19,932	$18,934
Interest-bearing deposits in other banks	37,885	55,571
Total cash and cash equivalents	57,817	74,505
Securities
Available-for-sale, at fair value	230,021	251,072
Held-to-maturity, at amortized cost (fair value $2,003 and $1,857)	2,043	1,994
Stock in Federal Home Loan Bank of Pittsburgh, at cost	9,306	10,311
Loans held for sale	1,803	3,557
Loans, net of allowance for loan and lease losses of $23,701 and $22,575	702,476	735,813
Bank premises and equipment, net	19,150	19,310
Accrued interest receivable	2,800	3,119
Refundable federal income taxes	12,411	12,409
Intangible assets	880	963
Bank-owned life insurance	26,377	25,982
Other real estate owned	8,189	9,633
Other assets	13,412	18,630
Total Assets	$1,086,685	$1,167,298

Liabilities
Deposits:
Demand	$94,719	$93,215
Interest-bearing demand	327,657	349,185
Savings	90,715	90,037
Time ($100,000 and over)	164,192	189,526
Other time	255,419	260,473
Total deposits	932,702	982,436
Borrowed funds:
FHLB advances	65,828	101,887
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Other debt	180	407
Total borrowed funds	101,318	137,604
Accrued interest payable	3,432	2,763
Other liabilities	12,627	12,440
Total liabilities	1,050,079	1,135,243

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of June 30, 2011 and December 31, 2010
Issued and outstanding: 16,441,319 shares as of June 30, 2011 and 16,433,020 shares as of December 31, 2010	20,551	20,541
Additional paid-in capital	61,556	61,539
Accumulated deficit	(38,219)	(37,882)
Accumulated other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of taxes	(1,814)	(6,174)
Unrealized non-credit holding loss on OTTI available-for-sale securities, net	(5,468)	(5,969)
Total accumulated other comprehensive loss, net of taxes	(7,282)	(12,143)
Total shareholders’ equity	36,606	32,055
Total Liabilities and Shareholders’ Equity	$1,086,685	$1,167,298

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2011	2010	2011	2010
Interest income
Interest and fees on loans	$8,943	$11,486	$18,036	$23,618
Interest and dividends on securities
U.S. government agencies	827	1,305	1,749	2,797
State and political subdivisions, tax-free	1,406	1,391	2,816	2,791
State and political subdivisions, taxable	13	13	26	33
Other securities	58	163	102	242
Total interest and dividends on securities	2,304	2,872	4,693	5,863
Interest on interest-bearing deposits and federal funds sold	36	31	62	67
Total interest income	11,283	14,389	22,791	29,548
Interest expense
Deposits
Interest-bearing demand	539	863	1,151	1,895
Savings	87	128	182	257
Time ($100,000 and over)	664	881	1,362	1,812
Other time	1,167	1,794	2,408	3,734
Total interest on deposits	2,457	3,666	5,103	7,698
Interest on borrowed funds
Interest on FHLB advances	797	1,347	1,666	2,798
Interest on subordinated debentures	569	569	1,131	1,108
Interest on junior subordinated debentures	51	51	102	101
Total interest on borrowed funds	1,417	1,967	2,899	4,007
Total interest expense	3,874	5,633	8,002	11,705
Net interest income before provision for loan and lease losses	7,409	8,756	14,789	17,843
Provision for loan and lease losses	765	4,574	2,509	9,682
Net interest income after provision for loan and lease losses	6,644	4,182	12,280	8,161
Non-interest income (loss)
Service charges	783	835	1,510	1,648
Net gain (loss) on the sale of securities	2,302	(21)	2,302	1,175
Gross other-than-temporary impairment (“OTTI”) losses	(479)	(2,938)	(209)	(11,173)
Portion of (gain) loss recognized in OCI (before taxes)	130	382	(140)	8,271
Other-than-temporary-impairment losses recognized in earnings	(349)	(2,556)	(349)	(2,902)
Net gain on the sale of loans held for sale	123	155	298	403
Net gain on the sale of other real estate owned	23	48	2,567	48
Net gain on the sale of other assets	19	28	20	28
Bank owned life insurance income	199	186	395	383
Other	357	394	696	777
Total non-interest income (loss)	3,457	(931)	7,439	1,560
Non-interest expense
Salaries and employee benefits	3,459	3,229	6,855	6,337
Occupancy expense	821	517	1,498	1,164
Equipment expense	409	454	794	886
Advertising expense	182	214	343	333
Data processing expense	518	568	1,019	982
FDIC assessment	587	502	1,376	971
Bank shares tax	276	255	552	510
Expense of other real estate	121	1,170	688	1,305
Provision for off-balance sheet commitments	43	(24)	(191)	30
Legal expense	1,103	133	1,401	281
Professional fees	1,206	206	3,445	500
Insurance expense	98	75	197	155
Other operating expenses	1,089	1,147	2,079	2,287
Total non-interest expense	9,912	8,446	20,056	15,741
Income (loss) before income taxes	189	(5,195)	(337)	(6,020)
Provision for income taxes	—	—	—	—
Net Income (loss)	$189	$(5,195)	$(337)	$(6,020)

Income (Loss) Per Share
Basic	$0.01	$(0.32)	$(0.02)	$(0.37)
Diluted	$0.01	$(0.32)	$(0.02)	$(0.37)

Cash Dividends Declared Per Common Share	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,440,190	16,306,670	16,437,491	16,300,515
Diluted	16,440,190	16,306,670	16,437,491	16,300,515

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011  and 2010 (in thousands)

(Unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Capital	Deficit	Loss	Equity
BALANCES, DECEMBER 31, 2009	16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084
Net loss for the period				(6,020)		(6,020)
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS), net of taxes of $10,886					20,220
Non-credit related losses on OTTI securities not expected to be sold, net of taxes of $9,649					(17,920)
Reclassification adjustment for gains and (losses) included in net loss, net of tax of $411					764
Other comprehensive income					3,064	3,064
Total comprehensive loss						(2,956)
Proceeds from issuance of common shares through dividend reinvestment plan	25,635	33	81			114
Balances, June 30, 2010	16,315,605	$20,395	$61,271	$(12,182)	$(9,242)	$60,242

BALANCES, DECEMBER 31, 2010	16,433,020	$20,541	$61,539	$(37,882)	$(12,143)	$32,055
Net loss for the period				(337)		(337)
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS), net of tax of $3,097					6,012
Non-credit related losses on OTTI securities not expected to be sold, net of tax of $71					138
Reclassification adjustment for losses included in net loss, net of tax of $664					(1,289)
Other comprehensive income					4,861	4,861
Total comprehensive income						4,524
Proceeds from issuance of common shares through dividend reinvestment plan	8,299	10	17			27
Balances, June 30, 2011	16,441,319	$20,551	$61,556	$(38,219)	$(7,282)	$36,606

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
Cash Flows from Operating Activities:
Net loss	$(337)	$(6,020)
Adjustments to Reconcile Net loss to Net Cash Provided by Operating Activities:
Investment securities accretion, net	(754)	(1,402)
Equity in trust	(1)	(2)
Depreciation and amortization	750	881
Provision for loan and lease losses	2,509	9,682
Provision for off balance sheet commitments	(191)	30
Provision for deferred taxes	—	2,137
Net gain on sale of investment securities	(2,302)	(1,175)
Other-than temporary impairment losses	349	2,902
Net gain on the sale of loans held for sale	(298)	(403)
Net gain on the sale of other real estate owned	(2,567)	(48)
Write-down of other real estate owned	266	896
Gain on the sale of other assets	(20)	(28)
Bank owned life insurance income	(395)	(383)
Proceeds from the sale of loans held for sale	15,512	17,680
Funds used to originate loans held for sale	(13,460)	(17,396)
Increase (decrease) in interest payable	669	(360)
Increase (decrease) in other liabilities	378	(528)
Decrease in interest receivable	319	339
Increase in refundable federal income taxes	(2)	—
Decrease in prepaid expenses and other assets	4,388	797
Net Cash Provided by Operating Activities	4,813	7,599

Cash Flows from Investing Activities:
Investment Securities:
Proceeds from maturities, calls and principal payments	14,869	17,502
Proceeds from sales	16,103	25,548
Purchases	—	(38,769)
Purchases of Federal Reserve Bank stock	—	(336)
Redemption of FHLB stock	1,005	—
Net decrease in loans to customers	26,899	41,194
Proceeds from the sale of other real estate owned	6,101	357
Purchases of bank premises and equipment	(517)	(746)
Proceeds from the sale of bank premises and equipment	32	97
Net Cash Provided by Investing Activities	64,492	44,847

Cash Flows from Financing Activities:
Net decrease in demand deposits, money market demand, interest-bearing demand accounts, and savings accounts	(19,346)	(12,514)
Net decrease in time deposits	(30,388)	(37,313)
Proceeds from issuance of subordinated debentures	—	1,900
Proceeds from FHLB advances	97,947	94,305
Repayment of FHLB advances	(134,006)	(102,559)
Repayment of other borrowed funds	(227)	(21)
Proceeds from issuance of common shares - dividend reinvestment plan	27	112
Net Cash Used by Financing Activities	(85,993)	(56,090)
Net Decrease in Cash and Cash Equivalents	(16,688)	(3,644)
Cash & Cash Equivalents at Beginning of Period	74,505	86,364
Cash & Cash Equivalents at End of Period	$57,817	$82,720

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$7,333	$12,065
Other transactions:
Principal balance of loans transferred to OREO	2,356	5,043
Transfer from other assets to loans held for sale	830	—
Transfer from loans held for sale to loans	1,803	119

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements are comprised of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (the “Bank”) as well as the Bank’s wholly-owned subsidiaries (collectively the “Company”).  All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry.  In the opinion of management, all adjustments necessary to a fair statement of the results for the quarterly period ended June 30, 2011 have been included.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements filed on Form 10-K and the Company’s March 31, 2011 unaudited financial statements filed on Form 10-Q.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  As of August 10, 2012, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets.  At June 30, 2011, the Bank did not meet these requirements.  The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at June 30, 2011 and December 31, 2010 are presented in the following table:

CAPITAL ANALYSIS

	June 30,	December 31,
(In thousands)	2011	2010
Company
Tier I Capital:
Total Tier I Capital	$52,956	$53,297
Tier II Capital:
Subordinated notes	25,000	25,000
Allowable portion of allowance for loan losses	10,228	11,201
Total Tier II Capital	35,228	36,201
Total Risk-Based Capital	88,184	89,498
Total Risk Weighted Assets	$804,126	$883,887

Bank
Tier I Capital:
Total Tier I Capital	$76,550	$75,659
Tier II Capital:
Allowable portion of allowance for loan losses	10,223	11,197
Total Tier II Capital	10,223	11,197
Total Risk-Based Capital	86,773	86,856
Total Risk Weighted Assets	$803,772	$883,535

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
(in thousands)	Actual		Adequacy Purposes			Action Provision
At June 30, 2011	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Company	$88,184	10.97%	$	>64,330	>8.00%	N/A	N/A
Bank	$86,773	10.80%	$	>64,302	>8.00%	$ >80,377	>10.00%
Tier I Capital
(to Risk Weighted Assets)
Company	$52,956	6.59%	$	>32,165	>4.00%	N/A	N/A
Bank	$76,550	9.52%	$	>32,151	>4.00%	$ >48,226	>6.00%
Tier I Capital
(to Average Assets)
Company	$52,956	4.60%	$	>46,054	>4.00%	N/A	N/A
Bank	$76,550	6.65%	$	>46,040	>4.00%	$ >57,550	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
(in thousands)	Actual		Adequacy Purposes			Action Provision
At December 31, 2010	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Company	$89,499	10.13%	$	>70,711	>8.00%	N/A	N/A
Bank	$86,856	9.83%	$	>70,683	>8.00%	$ >88,354	>10.00%
Tier I Capital
(to Risk Weighted Assets)
Company	$53,297	6.03%	$	>35,535	>4.00%	N/A	N/A
Bank	$75,659	8.56%	$	>35,341	>4.00%	$ >53,012	>6.00%
Tier I Capital
(to Average Assets)
Company	$56,297	4.27%	$	>49,964	>4.00%	N/A	N/A
Bank	$75,659	6.06%	$	>49,950	>4.00%	$ >62,438	>5.00%

Note 4.   Loans

Loans receivable, net, consists of the following at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Residential real estate	$85,159	$87,925
Commercial real estate	275,715	256,327
Construction, land acquisition and development	46,742	77,395
Commercial and industrial	188,412	197,697
Consumer	106,622	110,853
State and political subdivisions	23,132	27,739
Total loans, gross	725,782	757,936
Unearned discount	(191)	(332)
Net deferred loan fees and costs	586	784
Allowance for loan and lease losses	(23,701)	(22,575)
Loans, net	$702,476	$735,813

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  See Note 9 to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans primarily for sale in the secondary market.  During the three and six month period ended June 30, 2011, the Company sold $3.5 and $15.2 million, respectively, of one-to-four family mortgages.  The Company retains servicing rights on these mortgages.

The Company had $1.8 million and $3.6 million in loans held-for-sale at June 30, 2011 and December 31, 2010, respectively.  All loans held for sale are one-to-four family residential mortgage loans.

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

The Company provides for loan losses based on the consistent application of its documented ALLL methodology.  Loan losses are charged to the ALLL and recoveries are credited to it.  Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses.  Loan losses are charged-

off in the period the loans, or portions thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below.  The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with U.S. GAAP.  The ALLL consists primarily of the following two components:

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

The following tables set forth activity in the ALLL, by loan type, for the three and six months ended June 30, 2011:

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Three Months Ended June 30, 2011:
Allowance for loan losses:

Beginning Balance, April 1, 2011	$2,241	$10,860	$4,623	$16	$4,643	$581	$576	$690	$24,230
Charge-offs	(145)	(1,377)	—	—	(15)	(104)	(13)	—	(1,654)
Recoveries	7	11	117	—	173	51	—	—	359
Provisions	135	2,092	(1,077)	—	(126)	37	44	(339)	766
Ending Balance, June 30, 2011	$2,238	$11,586	$3,663	$16	$4,675	$565	$607	$351	$23,701

Six Months Ended June 30, 2011:
Allowance for loan losses:

Beginning Balance, January 1, 2011	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575
Charge-offs	(281)	(1,833)	(6)	—	(124)	(232)	(105)	—	(2,581)
Recoveries	14	24	823	—	247	89	1	—	1,198
Provisions	329	3,755	(1,324)	5	(287)	111	135	(215)	2,509
Ending Balance, June 30, 2011	$2,238	$11,586	$3,663	$16	$4,675	$565	$607	$351	$23,701

Changes in the ALLL for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Balance, beginning of period	$24,230	$25,505	$22,575	$22,458
Charge offs	(1,654)	(2,744)	(2,581)	(4,865)
Recoveries	359	43	1,198	103
Provisions	766	4,574	2,509	9,682
Balance, end of period	$23,701	$27,378	$23,701	$27,378

The following tables represent the allocation of the allowance for loan losses and the related loan by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2011 and December 31, 2010:

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
June 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$778	$675	$566	$—	$3	$—	$—	$—	$2,022
Collectively evaluated for impairment	1,460	10,911	3,097	16	4,672	565	607	351	21,679
Total	$2,238	$11,586	$3,663	$16	$4,675	$565	$607	$351	$23,701

Loans receivable:
individually evaluated for impairment	$3,080	$13,330	$6,686	$—	$4,970	$—	$31	$—	$28,097
collectively evaluated for impairment	82,079	262,385	40,056	52,270	131,172	59,268	47,323	23,132	697,685
Total	$85,159	$275,715	$46,742	$52,270	$136,142	$59,268	$47,354	$23,132	$725,782

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$785	$372	$310	$—	$339	$—	$—	$—	$1,806
Collectively evaluated for impairment	1,391	9,268	3,860	11	4,500	597	576	566	20,769
Total	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575

Loans receivable:
individually evaluated for impairment	$2,926	$9,477	$11,365	$—	$6,029	$—	$132	$—	$29,929
collectively evaluated for impairment	84,999	246,850	66,030	52,270	139,398	63,509	47,212	27,739	728,007
Total	$87,925	$256,327	$77,395	$52,270	$145,427	$63,509	$47,344	$27,739	$757,936

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

A formal loan classification and credit grading system reflects the risk of default and credit losses. The Company maintains a written description of the risk ratings that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The process identifies groups of loans that warrant the special attention of management. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the Board with periodic reports by risk category. The credit risk ratings play an important role in the establishment and evaluation of ALLL.  After determining the historical loss factor which is adjusted for qualitative and environmental factors for each portfolio segment, segment balances collectively evaluated for impairment are multiplied by the general reserve loss factor for the respective portfolio segments in order to determine the general reserve.  Loans that have an internal credit rating of special mention or substandard follow the same process: however, the qualitative and environmental factors are further adjusted for the increased risk.

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

Special Mention — Assets classified as special mention do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but do possess credit deficiencies or potential weaknesses deserving close attention.  Special Mention assets have a potential weakness or pose an unwarranted financial risk which, if not corrected, could weaken the asset and increase risk in the future.

Substandard - Assets classified as substandard have well defined weaknesses based on objective evidence and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following tables detail the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at June 30, 2011 and December 31, 2010, respectively:

	Real Estate			Commercial & Industrial
June 30, 2011 (in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	Installment / HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$23,929	$220,872	$24,327	$52,270	$122,010	$3,379	$13,071	$459,858
Special Mention	196	20,337	1,120	—	1,768	291	10,061	33,773
Substandard	1,431	34,506	17,477	—	6,080	157	—	59,651
Doubtful	682	—	400	—	—	—	—	1,082
Loss	—	—	—	—	—	—	—	—
Total Loans Recievable	$26,238	$275,715	$43,324	$52,270	$129,858	$3,827	$23,132	$554,364

	Real Estate			Commercial & Industrial
December 31, 2010 (in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition & Development	Solid Waste Landfills	Other	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$24,854	$200,847	$46,657	$52,270	$123,848	$17,481	$465,957
Special Mention	1,633	18,455	14,001	—	6,061	10,258	56,308
Substandard	1,308	35,100	10,199	—	7,951	—	48,658
Doubtful	—	1,925	2,611	—	—	—	4,536
Loss	—	—	—	—	—	—	—
Total Loans Recievable	$27,795	$256,327	$73,468	$52,270	$137,860	$27,739	$575,459

Credit Quality Indicators — Other Loans

Residential, consumer and commercial, and consumer indirect auto loans are monitored on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more are considered non-accrual.  The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools.  The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Performing	Non-accrual		Performing	Non-accrual
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Construction, Land Acquisition & Development - Residential	$3,418	$—	$3,418	$3,927	$—	$3,927
Residential Real Estate	56,311	2,610	58,921	57,665	2,465	60,130
Indirect Auto - Consumer	59,268	—	59,268	63,493	16	63,509
Indirect Auto - Commercial	6,284	—	6,284	7,445	—	7,445
Installment/HELOC	43,268	259	43,527	47,245	221	47,466
Total	$168,549	$2,869	$171,418	$179,775	$2,702	$182,477

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment in these non-accrual loans was $26.8 million and $28.3 million at June 30, 2011 and December 31, 2010, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be fewer than 90 days delinquent and still be on a non-accruing status.  Loans past due 90 days or more and still accruing interest were $74 thousand and $99 thousand at June 30, 2011 and December 31, 2010, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following tables set forth the detail, and delinquency status, of past due and non-accrual loans at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$80,362	$849	$497	$37	$81,745
Commercial Real Estate	259,743	3,254	670	—	263,667
Construction, Land Acquisition & Development	40,656	50	34	—	40,740
Total Real Estate	380,761	4,153	1,201	37	386,152

Commercial and Industrial
Solid Waste Landfills	52,270	—	—	—	52,270
Other	130,591	437	22	28	131,078
Total Commercial and Industrial	182,861	437	22	28	183,348

Consumer
Indirect Auto	58,499	692	68	9	59,268
Installment/HELOC	46,731	310	54	—	47,095
Total Consumer	105,230	1,002	122	9	106,363

State and Political Subdivisions	23,132	—	—	—	23,132

Totals	$691,984	$5,592	$1,345	$74	$698,995

	Non-Accruing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Real Estate
Residential Real Estate	$1,718	$437	$72	$1,187	$3,414
Commercial Real Estate	3,159	61	81	8,747	12,048
Construction, Land Acquisition & Development	—	—	—	6,002	6,002
Total Real Estate	4,877	498	153	15,936	21,464

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	94	41	7	4,922	5,064
Total Commercial and Industrial	94	41	7	4,922	5,064

Consumer
Indirect Auto	—	—	—	—	—
Installment/HELOC	—	—	—	259	259
Total Consumer	—	—	—	259	259

State and Political Subdivisions	—	—	—	—	—

Total Non-accruing loans	$4,971	$539	$160	$21,117	$26,787

Total loans receivable	$696,955	$6,131	$1,505	$21,191	$725,782

	December 31, 2010
	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$83,371	$1,095	$465	$—	$84,931
Commercial Real Estate	247,217	949	85	—	248,251
Construction, Land Acquisition & Development	65,785	285	231	99	66,400
Total Real Estate	396,373	2,329	781	99	399,582

Commercial and Industrial
Solid Waste Landfills	52,270	—	—	—	52,270
Other	138,743	567	153	—	139,463
Total Commercial and Industrial	191,013	567	153	—	191,733

Consumer
Indirect Auto	62,269	959	264	—	63,492
Installment/HELOC	47,000	112	11	—	47,123
Total Consumer	109,269	1,071	275	—	110,615

State and Political Subdivisions	27,739	—	—	—	27,739
Totals	$724,394	$3,967	$1,209	$99	$729,669

	Non-Accruing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Real Estate
Residential Real Estate	$1,256	$327	$240	$1,171	$2,994
Commercial Real Estate	3,173	—	200	4,703	8,076
Construction, Land Acquisition & Development	—	—	—	10,995	10,995
Total Real Estate	4,429	327	440	16,869	22,065

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	5,319	—	—	645	5,964
Total Commercial and Industrial	5,319	—	—	645	5,964

Consumer
Indirect Auto	—	—	12	5	17
Installment/HELOC	—	—	31	190	221
Total Consumer	—	—	43	195	238

State and Political Subdivisions	—	—	—	—	—

Total Non-accruing loans	$9,748	$327	$483	$17,709	$28,267

Total loans receivable	$734,142	$4,294	$1,692	$17,808	$757,936

The total recorded investment in impaired loans, which consists of non-accrual loans greater than $100,000 and performing TDRs, amounted to $28.1 million and $29.9 million at June 30, 2011 and December 31, 2010, respectively.  The related allowance on impaired loans was $2.0 million and $1.8 million at June 30, 2011 and December 31, 2010, respectively.

The following table provides an analysis of our impaired loans at June 30, 2011 and December 31, 2010:

June 30, 2011

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,636	$1,928	$—
Commercial Real Estate	3,219	3,302	—
Construction, Land Acquisition & Development	2,530	5,803	—
Total Real Estate	7,385	11,033	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	4,847	4,984	—
Total Commercial and Industrial	4,847	4,984	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$12,263	$16,052	$—

With a Related Allowance Recorded:
Residential Real Estate	$1,444	$1,533	$778
Commercial Real Estate	10,111	18,554	675
Construction, Land Acquisition & Development	4,156	12,043	566
Total Real Estate	15,711	32,130	2,019

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	123	123	3
Total Commercial and Industrial	123	123	3

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$15,834	$32,253	$2,022

				Average Balance	Interest Income (2)
Total
Residential Real Estate	$3,080	$3,461	$778	$2,998	$3
Commercial Real Estate	13,330	21,856	675	12,578	41
Construction, Land Acquisition & Development	6,686	17,846	566	8,126	16
Total Real Estate	23,096	43,163	2,019	23,702	60

Commercial and Industrial
Solid Waste Landfills
Other	4,970	5,107	3	5,393	9
Total Commercial and Industrial	4,970	5,107	3	5,393	9

Consumer
Indirect Auto
Installment/HELOC	31	35	—	130	—
Total Consumer	31	35	—	130	—

State and Political Subdivisions

Total Impaired Loans (1)	$28,097	$48,305	$2,022	$29,225	$69

(1)          Non-accrual loans with outstanding balances of less than $100,000 are not considered for individual impairment evaluation and are accordingly not included in the table above.  However, these loans are evaluated collectively as homogenous pools in the general allowance calculation under ASC Topic 310.  Total non-accrual loans with individual balances of less than $100 thousand equaled $1.6 million at June 30, 2011.

(2)          Interest income represents income recognized on performing TDRs.

December 31, 2010

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,530	$1,780	$—
Commercial Real Estate	4,839	5,693	—
Construction, Land Acquisition & Development	7,936	19,921	—
Total Real Estate	14,305	27,394	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	5,368	5,368	—
Total Commercial and Industrial	5,368	5,368	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	132	134	—
Total Consumer	132	134	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$19,805	$32,896	$—

With a Related Allowance Recorded:
Residential Real Estate	$1,396	$1,455	$785
Commercial Real Estate	4,638	12,115	372
Construction, Land Acquisition & Development	3,429	5,077	310
Total Real Estate	9,463	18,647	1,467

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	661	932	338
Total Commercial and Industrial	661	932	338

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$10,124	$19,579	$1,806

Total
Residential Real Estate	$2,926	$3,235	$785
Commercial Real Estate	9,477	17,808	372
Construction, Land Acquisition & Development	11,365	24,998	310
Total Real Estate	23,768	46,041	1,467

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	6,029	6,300	339
Total Commercial and Industrial	6,029	6,300	339

Consumer
Indirect Auto	—	—	—
Installment/HELOC	132	134	—
Total Consumer	132	134	—

State and Political Subdivisions	—	—	—
Total Impaired Loans (1)	$29,929	$52,475	$1,806

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

The average balance of impaired loans was $44.2 million for the six months ended June 30, 2010.  The Company recorded $396 thousand of interest income on impaired loans for the six months ended June 30, 2010.   The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $684 thousand and $1.4 million, for the three and six months ended June 30, 2011, respectively, and $687 thousand, and $1.3 million for the three and six months ended June 30, 2012, respectively.

Troubled Debt Restructured Loans

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs, resulting in no newly identified TDRs.

The book balance of TDRs at June 30, 2011 and December 31, 2010 was $6.1 million and $5.8 million, respectively.  The balances at June 30, 2011 included approximately $3.6 million of TDRs on non-accrual status and $2.5 million of TDRs on accrual status compared to $3.3 million of TDRs on non-accrual status and $2.5 million of TDRs in accrual status at December 31, 2010.  Approximately $24 thousand and $34 thousand in specific reserves have been established for these loans as of June 30, 2011 and December 31, 2010, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or a permanent reduction of the recorded investment in the loan.  Non-accruing restructured loans remain on non-accrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months.  In some instances, where the Company modifies a loan that is delinquent but not on non-accrual status, the restructured loan remains on accrual status provided the repayment performance remains in accordance with the modified terms.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Residential Real Estate	1	$18	$18	2	$193	$73
Construction, Land Acquisition & Development	4	820	820	5	903	903
Total New Troubled Debt Restructuring	5	$838	$838	7	$1,096	$976

The TDRs described above did not have any impact on the allowance for loan losses but resulted in a charge off of $120 thousand during the six months ended June 30, 2011.

The following table shows the types of modifications made during the three and six months ended June 30, 2011:

	Three months ended June 30, 2011				Six months ended June 30, 2011
			Contruction				Contruction
	Residential	Commercial	Land Acquisition &		Residential	Commercial	Land Acquisition &
(In thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification
Extension of Term	$18	$—	$820	$838	$18	$—	$903	$921
Extension of Term and Principal Forgiveness	—	—	—	—	55	—	—	55
Total TDRs	$18	$—	$820	$838	$73	$—	$903	$976

The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the three and six months ended June 30, 2011 that were restructured within the last twelve months prior to such re-default:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial Real Estate	—	$—	1	$145

Note 5.  Other Real Estate Owned

The following table reflects a breakdown of OREO for the periods reviewed.

	June 30,	December 31,
(in thousands)	2011	2010

Land/Lots	$2,268	$8,357
Commercial Real Estate	5,661	1,086
Residential Real Estate	260	190
Total	$8,189	$9,633

The following table reflects the activity in OREO for the six months ended June 30, 2011 and 2010:

	June 30,
(in thousands)	2011	2010

Balance, beginning of year	$9,633	$11,184
Additions	2,356	5,043
Write-downs	(266)	(896)
Carrying value of OREO sold	(3,534)	(309)
Balance, end of period	$8,189	$15,022

The following table details the components of net expense of OREO for the six months ended June 31, 2011 and 2010:

	Six Months Ended June 30,
(in thousands)	2011	2010
Insurance	$8	$43
Legal fees	82	54
Maintenance	1	60
(Income)/losses from the operation of foreclosed properties	(6)	134
Professional Fees	56	14
Real estate taxes	396	87
Utilities	16	10
Other	82	7
Impairment charges	266	896
Total	$901	$1,305

Note 6.  Securities

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities available-for-sale at June 30, 2011 and at December 31, 2010 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
June 30, 2011 (in thousands)	cost	gains	losses	Fair value
Obligations of U.S. government agencies	$7,979	$221	$—	$8,200
Obligations of state and political subdivisions	108,395	1,644	6,574	103,465
Collateralized mortgage obligations:
Government sponsored agency	68,266	1,492	46	69,712
Residential mortgage-backed securities
Government sponsored agency	43,779	738	131	44,386
Pooled Trust Preferred Senior Class	3,869	—	2,442	1,427
Pooled Trust Preferred Mezzanine Class	7,257	—	5,843	1,414
Corporate debt securities	500	—	88	412
Equity securities	1,010	—	5	1,005
Total available-for-sale securities	$241,055	$4,095	$15,129	$230,021

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
December 31, 2010 (in thousands)	cost	gains	losses	Fair value
Obligations of U.S. government agencies	$8,068	$239	$—	$8,307
Obligations of state and political subdivisions	121,157	723	10,527	111,353
Collateralized mortgage obligations:
Government sponsored agency	77,172	1,057	413	77,816
Residential mortgage-backed securities
Government sponsored agency	49,450	557	887	49,120
Pooled Trust Preferred Senior Class	3,863	—	2,441	1,422
Pooled Trust Preferred Mezzanine Class	8,250	—	6,603	1,647
Corporate debt securities	500	—	105	395
Equity securities	1,010	2	—	1,012
Total available-for-sale securities	$269,470	$2,578	$20,976	$251,072

The amortized cost, gross unrealized gains or losses, and the fair value of the Company’s securities held-to-maturity at June 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
June 30, 2011 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$2,043	$—	$40	$2,003

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2010 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$1,994	$—	$137	$1,857

At June 30, 2011 and December 31, 2010, securities with a carrying amount of $225.8 million and $220.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities at June 30, 2011 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	2,305	2,319	—	—
After Five Years through Ten Years	7,780	7,880	1,624	1,591
After Ten Years	117,915	104,719	419	412
Collateralized mortgage obligations	68,266	69,712	—	—
Mortgage-backed securities	43,779	44,386	—	—
Total	$240,045	$229,016	$2,043	$2,003

Gross proceeds from the sale of securities for the three months ended June 30, 2011 and 2010 were $16.1 million and $800 thousand, respectively, with the gross realized gains being $2.3 million and $33 thousand, respectively, and there were no securities sold at a realized loss during the three months ended June 30, 2011 and 2010.

Gross proceeds from the sale of securities for the six months ended June 30, 2011 and 2010 were $16.1 million and $25.5 million, respectively, with the gross realized gains being $2.3 million and $1.2 million, respectively. There were no securities sold at a realized loss during the six months ended June 30, 2011 and 2010.

The table below indicates the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	26,018	1,089	25,043	5,525	51,061	6,614
Collateralized mortgage obligations
Government sponsored agency	3,172	46	—	—	3,172	46
Residential mortgage-backed securities
Government sponsored agency	24,573	131	—	—	24,573	131
Pooled Trust Preferred Senior Class	—	—	1,428	2,442	1,428	2,442
Pooled Trust Preferred Mezzanine Class	—	—	1,414	5,843	1,414	5,843
Corporate debt securities	—	—	412	88	412	88
Equity Securities	995	5	—	—	995	5
	$54,758	$1,271	$28,297	$13,898	$83,055	$15,169

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	56,751	3,199	23,425	7,465	80,176	10,664
Collateralized mortgage obligations
Government sponsored agency	19,763	413	—	—	19,763	413
Residential mortgage-backed securities	—	—	—	—	—	—
Government sponsored agency	32,957	887	—	—	32,957	887
Pooled Trust Preferred Senior Class	—	—	1,422	2,441	1,422	2,441
Pooled Trust Preferred Mezzanine Class	—	—	1,647	6,603	1,647	6,603
Corporate debt securities	—	—	395	105	395	105
Total	$109,471	$4,499	$26,889	$16,614	$136,360	$21,113

At June 30, 2011, excluding pooled trust preferred securities (“PreTSLs”), 148 of the Company’s debt securities holdings having unrealized losses have depreciated 7.9% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations, and all are considered investment grade.  Seventy-five percent (75%) of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired (“OTTI”) at June 30, 2011.

At June 30, 2011, four of the Company’s PreTSLs having realized cumulative OTTI losses of $8.2 million and unrealized losses of $8.3 million have depreciated 74% and 86% from their current amortized cost and face values, respectively.

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

Based on the Company’s evaluation at June 30, 2011, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of four PreTSLs.  The Company’s estimate of projected discounted cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings for the three and six months ended June 30, 2011 of $349 thousand.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At June 30, 2011, the amortized cost of the Company’s PreTSLs totaled $11.1 million with an estimated fair value of $2.8 million and were comprised of four securities, each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches and all possess credit ratings below investment grade.  During 2010, all of the pooled issues were downgraded further by either Moody’s or Fitch.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At June 30, 2011, three of these securities had no excess subordination and one had excess subordination which was 11.7% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at June 30, 2011:

							Actual
						Current	Deferrals /
			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
(in thousands)
PreTSL IX	$303,520	$324,023	$(20,503)	93.67%	N/A	35	31.00%	1.63%
PreTSL XI	405,465	458,660	(53,195)	88.40%	N/A	45	31.10%	1.85%
PreTSL XIX	507,406	541,503	(34,097)	93.70%	N/A	51	27.50%	1.99%
PreTSL XXVI	696,700	623,626	73,074	111.72%	11.72%	56	27.70%	1.60%

The following list details information for each of the Company’s PreTSLs at June 30, 2011:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Cost	Value	Gain/Loss	Ratings	Quarter to Date	Year to Date	Impairment
(in thousands)
PreTSL IX	Mezzanine	$1,320	$339	$(981)	Ca/C	$—	$—	$1,680
PreTSL XI	Mezzanine	1,574	305	(1,269)	Ca/C	—	—	3,426
PreTSL XIX	Mezzanine	4,363	$769	(3,594)	Ca/CC	349	349	2,813
PreTSL XXVI	Senior	3,869	1,428	(2,441)	B1/CCC	—	—	251
Total		$11,126	$2,841	$(8,285)		$349	$349	$8,170

The Company’s PreTSLs are measured for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2011.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $103 thousand and $311 thousand, respectively, to the $349 thousand impairment charge taken during the first six months of 2011.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings of $349 thousand for the three and six months ended June 30, 2011.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)	2011	2010
Beginning Balance January 1	$22,598	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	349	2,902
Less: Sale of PreTSLs for which OTTI was previously recognized	(14,777)	—
Ending Balance, June 30	$8,170	$23,551

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $10.6 million and $11.6 million at June 30, 2011 and December 31, 2010, respectively.  FRB stock of $1.3 million is included in Other Assets at June 30, 2011 and December 31, 2010.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at June 30, 2011.

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

At June 30, 2011, the Company owned four PreTSLs having an amortized cost of $11.1 million.  The market for these securities at June 30, 2011 was not active and markets for similar securities were also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 6, and the calculations used for fair value relates only to the discount rate used.

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

At June 30, 2011, the Company owned a state and political subdivision security having an amortized cost of $2.0 million that was downgraded by several nationally recognized credit rating agencies in 2010.  As a result of the downgrade, the market for this security at June 30, 2011 is no longer active.  The security was historically priced using Level 2 inputs.  The credit downgrade has resulted in a decline in the level of significant other observable inputs for this investment security at the measurement date.  Broker pricing and bid/ask spreads are very limited, the weaker credit rating has resulted in additional price discounts and the absence of a CUSIP limits the amount of information that is available about the credit.  As such, the valuation of this investment is now determined using Level 3 inputs.  The Company obtained a bid indication from a third party municipal trading desk to determine its fair value.

Loans

For non-impaired loans and non-collateral dependent impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell.  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of the collateral is based on appraisals.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.  See also Note 4 “Loans.”

Loans Held For Sale

Fair values of mortgage loans held-for-sale are based on commitments on hand from investors or prevailing market prices.

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

Assets measured on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

Fair Value Measurements at June 30, 2011

			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. Government Agencies	$8,200	$—	$8,200	$—
Obligations of political and state subdivisions	103,465	—	101,480	1,985
Government sponsored agency CMOs	69,712	—	69,712	—
Residential mortgage backed securities	44,386	—	44,386	—
Pooled trust preferred senior class	1,427	—	—	1,427
Pooled trust preferred mezzanine class	1,414	—	—	1,414
Corporate debt securities	412	—	412	—
Equity securities	1,005	1,005	—	—
Total securities available-for-sale	$230,021	$1,005	$224,190	$4,826

Fair Value Measurements at December 31, 2010

			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligation to U.S. Government Agencies	$8,307	$—	$8,307	$—
Obligations of political and state subdivisions	111,353	—	109,108	2,245
Government sponsored agency CMO	77,816	—	77,816	—
Residential mortgage backed securities	49,120	—	49,120	—
Pooled trust preferred senior class	1,422	—	—	1,422
Pooled trust preferred mezzanine class	1,647	—	—	1,647
Corporate debt securities	395	—	395	—
Equity securities	1,012	1,012	—	—
Total securities available-for-sale	$251,072	$1,012	$244,746	$5,314

The table below presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Total
Balance at December 31, 2010	$3,069	$2,245	5,314
Accretion of discount	6	—	6
Paydowns	—	(260)	(260)
Sales	(19)	—	(19)
Total gains or losses (realized/unrealized):
Included in earnings	(349)	—	(349)
Included in other comprehensive income	134	—	134
Balance at June 30, 2011	$2,841	$1,985	$4,826

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs
Balance at December 31, 2009	$3,810
Accretion of discount	7
Total gains or losses (realized/unrealized):
Included in earnings	(4,106)
Included in other comprehensive income	3,081
Balance at June 30, 2010	$2,792

There were no transfers between levels within the fair value hierarchy during the period ended June 30, 2011.

Assets measured at fair value on a non-recurring basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Collateral dependent impaired loans (1)			$21,480			$26,336
Other real estate owned			3,556			4,923

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

Other real estate owned properties are recorded at the fair value less the estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, the balance might be subject to additional write-downs.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amounts in the table above represent the value of OREO properties at June 30, 2011 and December 31, 2010, that were subject to additional write-downs subsequent to foreclosure.

The Company discloses fair value information about financial instruments, whether or not recognized in the Statement of Financial Condition, for which it is practicable to estimate that value.  The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, management’s judgment is required to interpret data and develop fair value estimates.  Accordingly, the estimates below are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and short term investments	$57,817	$57,817	$74,505	$74,505
Securities	232,064	232,024	253,006	252,929
FHLB and FRB Stock	10,577	10,577	11,572	11,572
Loans, net	702,476	718,105	735,813	736,992
Loans held for sale	1,803	1,803	3,557	3,557
Accrued interest receivable	2,800	2,800	3,119	3,119
Mortgage servicing rights	726	967	751	1,258

Financial Liabilities
Deposits	$932,702	$922,867	$982,436	$987,675
Borrowed funds	101,318	107,660	137,604	143,025
Accrued interest payable	3,432	3,432	2,763	2,763

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except for share amounts)	2011	2010	2011	2010

Net income (loss)	$189	$(5,195)	$(337)	$(6,020)

Basic weighted-average shares outstanding – basic	16,440,190	16,306,670	16,437,491	16,300,515
Plus: Common share equivalents	—	—	—	—
Weighted average shares outstanding – diluted	16,440,190	16,306,670	16,437,491	16,300,515

Earnings per share – basic	$0.01	$(0.32)	$(0.02)	$(0.37)
Earnings per share – diluted	$0.01	$(0.32)	$(0.02)	$(0.37)

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

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  These loans, letters of credit, and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than normal risk of uncollectability.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the six months ended June 30, 2011 and 2010:

	June 30,
(In thousands)	2011	2010
Outstanding at beginning of the year	$92,217	$102,705
New loans and advances	38,955	43,984
Repayments / reductions	(35,905)	(37,872)
Other*	(578)	—
Outstanding at end of period	$94,689	$108,817

*    “Other” represents loans to related parties that ceased being related parties during the period.

At June 30, 2011, there were no loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.  However, as of June 30, 2011, loans in the amount of $252 thousand to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

Included in related party loans is $3.7 million outstanding under a commercial line of credit (“line”) to a company owned by a director.  The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.7 million is outstanding.  The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2011 and December 31, 2010 amounted to $136.0 million and $131.6 million, respectively.  Interest paid on the deposits amounted to $295 thousand and $485 thousand for the six months ended June 30, 2011 and 2010, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The Company recorded payments for these services of $208 thousand and $207 thousand for the six months ended June 30, 2011 and 2010, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million at June 30, 2011 and $11 million at December 31, 2010, respectively.  Interest paid to directors on these notes totaled $0 thousand and $478 thousand for the six months ended June 30, 2011 and 2010, respectively.  Interest accrued and unpaid on loans to directors totaled $450 thousand at June 30, 2011.

The Company leases its Honesdale branch from a related party.  Total lease payments were $5 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

The Board also adopted on August 30, 2000, the Independent Directors Stock Option Plan (the “Directors’ Stock Plan”) for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the Directors’ Stock Plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares.  The Directors’ Stock Plan expired on August 30, 2010, therefore, no further grants will be made under the plan.

There was no compensation expense related to options under both the Stock Incentive Plan and the Directors’ Stock Plan for the six months ended June 30, 2011 and 2010.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

	Six months ended June, 30
	2011		2010
		Weighted		Weighted
		Average		Average
		Exerice		Exerice
	Shares	Price	Shares	Price
Outstanding at the beginning of the period	222,616	$12.58	366,248	$12.18
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(3,974)	$15.94	(133,721)	$11.55
Outstanding at the end of the period	218,642	$12.52	232,527	$12.55
Options exercisable at September 30,	218,642	$12.52	232,527	$12.55
Weighted average fair value of options granted during the year	—	$—	—	$—
Stock-Based Compensation Expense		$—		$—

There were no options exercised during these periods.  As of June 30, 2011, there was no unrecognized compensation expense.

Information pertaining to options outstanding at June 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.81 - $23.13	222,616	4.1	$12.58	222,616	$12.58

At June 30, 2011, there was no aggregate intrinsic value of exercisable options.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Form 10-K for the year ended December 31, 2010 and our Form 10-Q for the quarter ended March 31, 2011.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2010 and our Form 10-Q for the quarter ended March 31, 2011.

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

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques would be used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (level 3).  For level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.  See Note 6 and Note 7 of the consolidated financial statements included in Item 1 hereof for more information about our securities valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company recognized OTTI charges on securities of $349 thousand and $2.9 million for the six months ended June 30, 2011 and June 30, 2010, respectively, within the consolidated statements of operations.  For both years, the OTTI charges relate to estimated credit losses on pooled trust preferred securities. See - “Financial Condition-Securities” section below and Note 6 — “Securities” to the consolidated financial statements included in Item 1 hereof for additional information about our OTTI charges.

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

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether a liability for uncertain tax benefits is required.  At June 30, 2011 and 2010, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

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

The Company recorded net income for the three month period ended June 30, 2011 of $189 thousand, or $0.01 per diluted common share, an increase of $5.4 million compared to a net loss of $5.2 million or $(0.32) per diluted common share for the same period in the prior year.  The net loss for the six month period ended June 30, 2011 was $337 thousand or $(0.02) per diluted common share, an increase of $5.7 million compared to a loss of $6.0 million or $(0.37) per diluted common share for the same period in the prior year.   The return on average equity was 0.55% and (0.98%) for the three and six months periods ended June 30, 2011, compared to (8.12%) and (9.40%) for the comparable periods in 2010.  Return on average assets was 0.02 % and (0.03%) for the three and six months ended June 30, 2011, compared to (0.39%) and (0.45%) for the comparable periods in 2010.

The $5.4 million increase in net income for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was largely due to a $3.8 million decrease in the provision for loan and lease losses that was a direct result of a $163.4 million decrease in gross loans, a $2.2 million decrease in other-than-temporary-impairment losses recorded on PreTSLs, a $1.8 million decrease in total interest expense due to a $89.1 million decrease in deposits combined with an $80.2 million decrease in other borrowings; these decreases were offset by a $3.1 million decrease in total interest income due to a decreasing interest rate environment coupled with a decrease in gross loans.  The $5.7 million decrease in net loss for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was largely due to a $7.2 million decrease in provision for loan and lease losses that was a direct result of a $163.4 million decrease in gross loans, a $2.6 million decrease in other-than-temporary-impairment losses recorded on PreTSLs, a $3.7 million decrease in total interest expense due to an $89.1 million decrease in deposits combined with an $80.2 million decrease in other borrowings; these decreases were offset by a $6.8 million decrease in total interest income due to a decreasing interest rate environment coupled with a decrease in gross loans.

Total assets decreased $80.6 million, or 6.91%, to $1.09 billion, at June 30, 2011 as compared to $1.17 billion at December 31, 2010 primarily due to a $33.3 million decrease in loans net of ALLL, a $21.1 million decrease in the available-for-sale securities, a $16.7 million decrease in cash and cash equivalents, a $5.2 million decrease in other assets, a $1.8 million decrease in loans held-for-sale, and a $1.4 million decrease in other real estate owned.

Total deposits decreased $49.7 million, or 5.06%, to $932.7 million at June 30, 2011 as compared to $982.4 million at December 31, 2010.  During the same period interest-bearing demand deposits decreased $21.5 million, or 6.17%, and total time deposits decreased by $30.4 million, or 6.75%.  These decreases were partially offset by a $1.5 million, or 1.61%, increase in demand deposits, over the same period.  Borrowed funds decreased by $36.3 million, or 26.37%, to $101.3 million at June 30, 2011 as compared to $137.6 million at December 31, 2010.

Total shareholders’ equity increased $4.5 million, or 14.20%, to $36.6 million at June 30, 2011 from $32.1 million at December 31, 2010.  The increase is primarily due to a $4.9 million reduction in other accumulated comprehensive loss for the six months ended June 30, 2011.

Summary of Performance

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and as such is the primary determinant of profitability.  The net interest margin on a fully tax-equivalent basis is calculated by dividing tax-equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets.  The net interest margin was 3.15% for the three months ended June 30, 2011, a decrease of 4 basis points compared to the same period in 2010.  This decrease in the net interest margin was due to a decrease of 42 basis points in the tax-equivalent yield on total earning assets, partially offset by a decrease of 39 basis points in the tax-equivalent cost on total interest-bearing liabilities.  Net interest margin was 3.13% for the six months ended June 30, 2011, a decrease of 7 basis points compared to the same period in 2010.  This decrease in the net interest margin was due to a decrease of 45 basis points in the tax-equivalent yield on earning assets partially offset by a decrease of 40 basis points in the tax-equivalent cost on total interest-bearing liabilities.  Rate spread, the difference between the average yield on interest earning assets and the average cost of liabilities shown on a fully tax-equivalent basis was 3.05% for both the three and six months ended June 30, 2011, an decrease of 3 basis points and a decrease of 5 basis points versus the same periods in 2010, respectively.

Net interest income on a tax-equivalent basis decreased $1.4 million and $3.2 million and totaled $8.4 million and $16.7 million for the three and six months ended June 30, 2011, respectively, compared to $9.8 million and $19.9 million for the comparable periods in 2010.  For the six months ended June 30, 2011, compared to the six months ended June 30, 2010, average interest-earning assets decreased 14.2% to $1.07 billion from $1.24 billion, and average interest-bearing liabilities decreased by 14.6% to $1.01 billion from $1.18 billion.  For the three and six months ended June 30, 2011, the yield on average interest-earning assets decreased 42 and 45 basis points, respectively, while the cost of average interest-bearing liabilities declined 39 and 40 basis points when compared to the three and six months ended June 30, 2010, respectively.

Interest income on loans on a tax-equivalent basis decreased $2.6 million and $5.8 million for the three and six months ended June 30, 2011, respectively compared to the same periods in 2010.  The decrease in interest income for the three months ended June 30, 2011 was as a result of a 25 basis point decline in the tax-equivalent yield and a decrease in average loan balances of $166.4 million to $748.9 million.  The decrease in interest income for the six months ended June 30, 2011 was as a result of a 33 basis point decline in the tax-equivalent yield and a decrease in average loan balances of $172.9 million to $755.9 million.  The decrease in the yield on loans for both the three and six months ended June 30, 2011 was due to payoffs of higher yielding loans which cannot be replaced in this low interest rate environment and lower loan demand caused by the continuing economic slowdown.

Interest and dividend income on investment securities on a tax-equivalent basis decreased by $0.6 million and $1.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to the reinvestment of pay downs and maturities into more liquid, lower-yielding assets.

Average interest-bearing liabilities totaled $1.00 billion and $1.01 billion for the three and six months ended June 30, 2011, respectively, which resulted in a decrease of $161.1 million and $172.3 million, or 13.9% and 14.6%, compared to the same periods in 2010.  The decrease for the three months ended June 30, 2011 was primarily due to a decrease in average borrowings of $84.6 million or 39.6%, a decrease in average other time deposits of $56.6 million, or 18.8%, a decrease in average time deposits over $100,000 of $25.3 million, or 11.5%, partially offset by an increase in average interest-bearing demand deposits of $7.9 million, or 2.4%.  The decrease for the six months ended June 30, 2011 was due to a decrease in average borrowings of $80.4 million, or 37.4%, a decrease in average other time deposits of $60.0 million or 19.4%, a decrease in average time deposits over $100,000 of $27.4 million, or 12.4%, a decrease in average savings deposits of $1.7 million or 1.8%, and a decrease in average interest-bearing demand deposits of $2.8 million, or 0.8%.  The average cost of interest-bearing deposits decreased by 42 basis points and 42 basis points to 1.13% and 1.17% during the three and six months ended June 30, 201l, respectively, from 1.55% and 1.59% during the same period in 2010.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The pricing decreases for these products resulted from an overall decrease in market rates.

Average borrowed funds decreased $84.6 million and $80.4 million or 39.6% and 37.4% for the three and six months ended June 30, 2011 compared to the same periods in 2010.  The cost of borrowed funds increased by 72 and 57 basis points to 4.41% and 4.29% for the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to the Company paying off FHLB advances that were at lower rates.  This resulted in the higher-rate borrowing, such as the subordinated notes, becoming a larger percentage of total borrowings and causing the cost of borrowed funds to increase.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following tables set forth certain information relating to our consolidated statements of financial condition and operations for the three and six month periods ended June 30, 2011 and 2010, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Interest-Earning Assets (2)(3)
Loans-taxable (4)	$709,195	$8,482	4.79%	$861,877	$10,882	5.05%
Loans-tax free (4)	39,685	698	7.03%	53,450	915	6.85%
Total Loans (1)(2)	748,880	9,180	4.91%	915,327	11,797	5.16%
Securities-taxable	136,814	898	2.63%	141,440	1,481	4.19%
Securities-tax free	121,855	2,130	6.99%	120,983	2,108	6.97%
Total Securities (1)(5)	258,669	3,028	4.68%	262,422	3,589	5.47%
Interest-bearing deposits in other banks and federal funds sold	55,169	36	0.26%	48,171	31	0.26%
Total Interest-Earning Assets	1,062,718	12,244	4.61%	1,225,920	15,417	5.03%
Non interest-earning assets	105,489			117,329
Allowance for loan and lease losses	(24,652)			(26,390)
Total Assets	$1,143,555			$1,316,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	$338,070	539	0.64%	$330,127	863	1.05%
Savings deposits	92,904	87	0.38%	95,490	128	0.54%
Time deposits over $100,000	194,202	664	1.37%	219,486	881	1.61%
Other time deposits	244,802	1,167	1.91%	301,366	1,794	2.39%
Total Interest-bearing Deposits	869,978	2,457	1.13%	946,469	3,666	1.55%
Borrowed funds and other interest-bearing liabilities	128,993	1,417	4.41%	213,607	1,967	3.69%
Total Interest-Bearing Liabilities	998,971	3,874	1.56%	1,160,075	5,633	1.95%
Demand deposits	94,820			79,747
Other liabilities	15,448			13,023
Shareholders’ equity	34,316			64,014
Total Liabilities and Shareholders’ Equity	$1,143,555			$1,316,859
Net Interest Income/Interest Rate Spread (6)		8,370	3.05%		9,784	3.08%
Tax equivalent adjustment		(961)			(1,028)
Net interest income as reported		$7,409			$8,756

Net Interest Margin (7)			3.15%			3.19%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Interest-Earning Assets (2)(3)
Loans-taxable (4)	$716,541	$17,130	4.78%	$873,903	$22,386	5.12%
Loans-tax free (4)	39,310	1,372	6.98%	54,829	1,867	6.81%
Total Loans (1)(2)	755,851	18,502	4.89%	928,732	24,253	5.22%
Securities-taxable	138,966	1,877	2.70%	141,621	3,072	4.34%
Securities-tax free	122,112	4,267	6.99%	121,219	4,228	6.98%
Total Securities (1)(5)	261,078	6,144	4.71%	262,840	7,300	5.55%
Interest-bearing deposits in other banks and federal funds sold	50,130	62	0.25%	52,340	67	0.26%
Total Interest-Earning Assets	1,067,059	24,708	4.63%	1,243,912	31,620	5.08%
Non interest-earning assets	105,612			117,496
Allowance for loan and lease losses	(23,795)			(24,897)
Total Assets	$1,148,876			$1,336,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	$339,376	1,151	0.68%	$342,131	1,895	1.10%
Savings deposits	91,400	182	0.40%	93,065	257	0.55%
Time deposits over $100,000	193,473	1,362	1.40%	220,921	1,812	1.64%
Other time deposits	248,801	2,408	1.93%	308,812	3,734	2.42%
Total Interest-bearing Deposits	873,050	5,103	1.17%	964,929	7,698	1.59%
Borrowed funds and other interest-bearing liabilities	134,730	2,899	4.29%	215,106	4,007	3.72%
Total Interest-Bearing Liabilities	1,007,780	8,002	1.58%	1,180,035	11,705	1.98%
Demand deposits	91,923			79,006
Other liabilities	15,638			13,449
Shareholders’ equity	33,535			64,023
Total Liabilities and Shareholders’ Equity	$1,148,876			$1,336,513
Net Interest Income/Interest Rate Spread (6)		16,706	3.05%		19,915	3.10%
Tax equivalent adjustment		(1,917)			(2,072)
Net interest income as reported		$14,789			$17,843

Net Interest Margin (7)			3.13%			3.20%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

The following table shows the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

	Three Months Ended June 30, 2011 Compared with June 30, 2010			Six Months Ended June 30, 2011 Compared with June 30, 2010
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (taxable)	$(1,849)	$(551)	$(2,400)	$(3,835)	$(1,421)	$(5,256)
Loans (tax-free) (1)	(230)	13	(217)	(516)	21	(495)
Investment securities (taxable)	(47)	(536)	(583)	(57)	(1,138)	(1,195)
Investment securities (tax-free)(1)	(220)	242	22	31	8	39
Time deposits with banks and federal funds sold	5	—	5	(3)	(2)	(5)
Total interest income	(2,341)	(832)	(3,173)	(4,380)	(2,532)	(6,912)

Interest expense
Interest-bearing demand deposits	20	(344)	(324)	(15)	(729)	(744)
Savings deposits	(4)	(37)	(41)	(5)	(70)	(75)
Time deposits	(590)	(254)	(844)	(1,007)	(769)	(1,776)
Borrowed funds and other interest-bearing liabilities	(880)	330	(550)	(1,661)	553	(1,108)
Total interest expense	(1,454)	(305)	(1,759)	(2,688)	(1,015)	(3,703)
Decrease in interest differential	$(887)	$(527)	$(1,414)	$(1,692)	$(1,517)	$(3,209)

(1)          Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL.  The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL.  A provision for loan and lease losses of $0.8 million and $2.5 million was recorded for the three and six month periods ended June 30, 2011, respectively, compared to $4.6 million and $9.7 million, respectively, for the same periods in the prior year.  The decrease of $3.8 million and $7.2 million for the three and six month periods ended June 30, 2011 from the same periods in the prior year is the result of a reduction in charge-offs of classified credits and the $163.4 million reduction in gross loans.

During the six months ended June 30, 2011, non-performing loans decreased $1.5 million to $26.8 million from $28.3 million at December 31, 2010.  Net charge-offs decreased $3.4 million to $1.4 million for the six months ended June 30, 2011 from $4.8 million for the same period in 2010.  Non-performing loans primarily consist of loans secured by real estate.  Refer to “Financial Condition - Allowance for Loan and Lease Losses”.

Non-interest Income

The Company recorded total non-interest income of $3.5 million for the three months ended June 30, 2011, an increase of $4.4 million from the $(0.9) million loss for the comparable period in 2010.  The increase in non-interest income was primarily due to a $2.3 million increase in gain on sale of securities and a $2.2 million decrease in OTTI losses recorded on PreTSLs.  Non-interest income was $7.4 million for the six months ended June 30, 2011, an increase of $5.8 million from the $1.6 million for the six months ended June 30, 2010.  The increase in non-interest income was primarily due to a $2.6 million decrease in OTTI losses recorded on Pre TSLs, a $2.5 million increase in gain on sale of other real estate owned, and a $1.1 million increase in gain on sale of securities.

Non-interest Expense

Non-interset expense was $9.9 million for the three months ended June 30, 2011, an increase of $1.5 million from the $8.4 million at June 30, 2010.  The increase in non-interest expense was primarily due to a $1.0 million increase in professional fees attributable to increased regulatory compliance expenses and a $1.0 million increase in other operating expenses.  Non-interest expense was $20.1 million for the six months ended June 30, 2011, an increase of $4.3 million from $15.7 million at June 30, 2010.  The increase in non-interest expense was primarily due to a $2.9 million increase in professional fees attributable to increase regulatory compliance expenses, and $1.0 million increase in other operating expenses.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the three and six month periods ended June 30, 2011 and 2010.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009.

FINANCIAL CONDITION

Assets

Total assets were $1.09 billion at June 30, 2011, which is a decrease of $80.6 million, or 6.9%, from $1.17 billion at December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents decreased $16.7 million, or 22.4%, during the six months ended June 30, 2011 to $57.8 million.  The Company did not pay any dividends during the quarter ended June 30, 2011 as it suspended paying dividends to conserve capital and comply with regulatory requirements.

Securities

The Company holds debt securities primarily for liquidity, interest rate risk management needs and to provide a source of interest income.  Securities are classified as held to maturity and are carried at amortized cost when the Company has the positive intent and ability to hold them to maturity.  Securities not classified as held to maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  The Company determines the appropriate classification of securities at the time of purchase.  The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components.  Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost.  Federal Reserve Bank stock is included in other assets.

At June 30, 2011, the Company’s investment portfolio was comprised of U.S Government agency securities, tax-exempt and taxable  obligations of states and political subdivisions, government sponsored agency collateralized mortgage obligations, government sponsored agency residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”) and insurance companies, corporate debt and equity securities.

Among other securities, the Company’s investments in PreTSLs may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers.  Many of the bank issuers of PreTSLS within the Company’s investment portfolio remain participants in the U.S. Treasury’s TARP CPP.  For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP CPP.  Some bank issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Treasury and the banking regulators or management decisions driven by potential liquidity needs.  Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.  See the “Other-Than-Temporary-Impairment” section below for further information.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held to maturity securities, which are carried at amortized cost, at the dates indicated:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Obligations of U.S. government agencies	$8,200	$8,307
Obligation of state and political subdivisions	105,508	113,347
Collateralized mortgage obligations Government sponsored agency	69,712	77,816
Residential mortgage-backed securities Government sponsored agency	44,386	49,120
Pooled trust preferred senior class	1,427	1,422
Pooled trust preferred mezzanine class	1,414	1,647
Corporate debt securities	412	395
Equity securities	1,005	1,012
Total	$232,064	$253,066

During 2010, the Company sold its entire portfolio of private label collateralized mortgage obligation securities to better manage and improve credit risk in its investment portfolio.  The Company used proceeds from these sales and cash provided by operations to purchase high quality U.S. Government guaranteed and U.S. Government agency sponsored mortgage-backed securities.  During the second quarter of 2011, the Company sold three of the PreTSLs in its securities portfolio to better manage and improve the credit risk in its investment portfolio.  Additionally, there were no single issuers with an aggregate amortized cost which exceeded ten percent (10%) of total shareholders’ equity.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on book value, at June 30, 2011 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—
Yield
Obligations of U.S. government agencies				8,200			8,200
Yield				3.25%			3.25%
Obligations of state and political subdivisions (1)		2,319	7,880	93,266			103,465
Yield		6.34%	6.56%	7.01%			6.96%
Corporate debt securities				412			412
Yield				0.89%			0.89%
Collateralized mortgage obligations:
Government sponsored agencies					69,712		69,712
Yield					3.32%		3.32%
Residential mortgage-backed securities:
Government sponsored agencies					44,386		44,386
Yield					3.65%		3.65%
Pooled Trust Preferred Senior Class				1,427			1,427
Yield				0.00%			0.00%
Pooled Trust Preferred Mezzanine Class				1,414			1,414
Yield				0.00%			0.00%
Equity securities (2)						1,005	1,005
Yield						4.72%	4.72%
Total available-for-sale maturities	$—	$2,319	$7,880	$104,719	$114,098	$1,005	$230,021
Weighted yield	0.00%	6.34%	6.56%	6.08%	3.45%	4.72%	4.88%

Held-to-maturity securities
Obligations of state and political subdivisions			1,624	419			2,043
Yield			4.90%	4.86%			4.89%
Total held-to-maturity securities	$—	$—	$1,624	$419	$—	$—	$2,043
Weighted yield	0.00%	0.00%	4.90%	4.86%	0.00%	0.00%	4.89%

(1) Yields on state and municipal securities have been adjusted to a tax equivalent yields using a 34% federal income tax rate.

(2) Yield represents actual return for the six months ended June 30, 2011.

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

Based on the Company’s evaluation at June 30, 2011, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of four PreTSLs.  The Company’s estimate of discounted cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings of $349 thousand for the three and six months ended June 30, 2011.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At June 30, 2011, the amortized cost of our PreTSLs totaled $11.1 million with an estimated fair value of $2.8 million and is comprised of four securities each of which are collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and six mezzanine tranches.  All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At June 30, 2011, three of these securities had no excess subordination and one had excess subordination of 11.72% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at June 30, 2011:

			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
		(in thousands)
PreTSL IX	$303,520	$324,023	$(20,503)	93.67%	N/A	35	31.00%	1.63%
PreTSL XI	405,465	458,660	(53,195)	88.40%	N/A	45	31.10%	1.85%
PreTSL XIX	507,406	541,503	(34,097)	93.70%	N/A	51	27.50%	1.99%
PreTSL XXVI	696,700	623,626	73,074	111.72%	11.72%	56	27.70%	1.60%

The following list details information for each of the Company’s PreTSLs at June 30, 2011:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Cost	Value	Gain/Loss	Ratings	Quarter to Date	Year to Date	Impairment
PreTSL IX	Mezzanine	$1,320	$339	$(981)	Ca/C	$—	$—	$1,680
PreTSL XI	Mezzanine	1,574	305	(1,269)	Ca/C	—	—	3,426
PreTSL XIX	Mezzanine	4,363	$769	(3,594)	Ca/CC	349	349	2,813
PreTSL XXVI	Senior	3,869	1,428	(2,441)	B1/CCC	—	—	251
Total		$11,126	$2,841	$(8,285)		$349	$349	$8,170

The Company’s PreTSLs are evaluated for OTTI within the scope of ASC Topic 325 by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2011.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $103 thousand and $311 thousand, respectively, to the $349 million impairment charge taken during the first six months of 2011.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings of $349 thousand for the three and six months ended June 30, 2011.

The table below provides a cumulative roll forward of credit losses recognized :

Rollforward of Cumulative Credit Loss

(in thousands)

	2011	2010
Beginning Balance, January 1	$22,598	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	349	2,902
Less: Sale of PreTSLs for which OTTI was previously recognized	(14,777)	—
Ending Balance, June 30	$8,170	$23,551

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $10.6 million and $11.6 million at June 30, 2011 and December 31, 2010, respectively.  FRB stock of $1.3 million is included in Other Assets at June 30, 2011 and December 31, 2010.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at June 30, 2011.

Loans

The net loan balance declined during the six months ended June 30, 2011 primarily as a result of payoffs and transfers to OREO.  Net loans declined $33.3 million, or 4.5%, to $702.5 million at June 30, 2011 from $735.8 million at December 31, 2010.  Net loans represented 64.6% of total assets at June 30, 2011, compared to 63.0% at December 31, 2010.  Historically, commercial lending activities have represented a significant portion of the Company’s loan activities.  This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, construction, land acquisition and development, residential real estate, and home equity loans, declined by $13.3 million, or 2.9% to $452.6 million at June 30, 2011, from $465.9 million at December 31, 2010.  Real estate secured loans as a percentage of total gross loans has increased from 61.5% at December 31, 2010 to 62.4% of the loan portfolio at June 30, 2011.

Commercial and industrial loans decreased $9.3 million, or 4.7%, during the year from $197.7 million at December 31, 2010 to $188.4 million at June 30, 2011.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The decrease was primarily a reduction in borrowings under revolving line of credit facilities within the portfolio.  Loans secured by commercial real estate increased $19.4 million, or 7.6%, from $256.3 million at December 31, 2010 to $275.7 million at June 30, 2011.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The increase in commercial real estate loans is primarily attributable to new loan originations.  Construction, land acquisition and development loans decreased $30.7 million, or 39.6%, during the year from $77.4 million at December 31, 2010 to $46.7 million at June 30, 2011.  The decrease in construction land acquisition and development loans is primarily attributable to charge-offs, transfers to OREO and a decrease in lending in this segment.

Residential real estate loans decreased $2.7 million, or 3.2%, during the year from $87.9 million at December 31, 2010 to $85.2 million at June 30, 2011.  The components of residential real estate loans include fixed rate mortgage loans and home equity loans and lines of credit.  The Company continues to adhere to a philosophy of underwriting fixed rate purchases and refinancing of residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.

Consumer loans decreased $4.3 million during the year, or 3.8%, from $110.9 million at December 31, 2010 to $106.6 million at June 30, 2011.  In 2010, the Company sold $36.7 million in loans from its indirect auto loan portfolio.

Loans to states and political subdivisions decreased $4.6 million, or 16.6%, during the year from $27.7 million at December 31, 2010 to $23.1 million at June 30, 2011.  The decrease in loans to state and political subdivisions was due to state and municipal government’s ability to refinance their outstanding obligations with lower cost funding.

Details regarding the loan portfolio are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Residential real estate	$85,159	$87,925
Commercial real estate	275,715	256,327
Commercial and industrial	188,412	197,697
Construction land acquisition and development	46,742	77,395
Consumer	106,622	110,853
State and political subdivisions	23,132	27,739
Gross loans	725,782	757,936
Allowance for loan and lease losses	(23,701)	(22,575)
Unearned discount	(191)	(332)
Net deferred loan fees and costs	586	784
Net loans	$702,476	$735,813

Loan Concentrations:  At June 30, 2011 and December 31, 2010, the Company’s loan portfolio was concentrated in the following industries.  The majority of  loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Company.

	June 30, 2011		December 31, 2010
(in thousands)	Amount	% of gross loans	Amount	% of gross loans
Land subdivision	22,193	3.06%	29,518	3.89%
Shopping centers/complexes	20,610	2.84%	26,298	3.47%
Gas stations	18,359	2.53%	18,289	2.41%
Office complexes/units	16,450	2.27%	16,842	2.22%
Solid waste landfills	52,270	7.20%	52,270	6.90%

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans which are identified as troubled debt restructures (“TDRs”) or are non-accrual and rated substandard or doubtful are considered impaired.  Impaired loans are analyzed individually for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.  For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as TDRs and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve an extension of a loan’s stated maturity date or a reduction of the rate, or payment modifications.  Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

Non-performing loans are monitored on an ongoing basis as part of the Company’s loan review process.  Additionally, work-out efforts continue and are actively monitored for non-performing loans and OREO through the Loan Quality Committee.  Potential loss on non-performing assets is generally evaluated by comparing the outstanding loan balance to the fair market value of the pledged collateral.

Loans are placed on non-accrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful.  This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days.  The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment.  When the interest accrual is discontinued, all unpaid interest is reversed and charged back against current earnings.  Any cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and are current for six consecutive months after modification.

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

The following table reflects non-performing loans, OREO and performing TDRs at the dates noted:

	June 30, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$26,787	$28,267
Loans past due 90 days or more and still accruing	74	99
Total Non-Performing Loans	26,861	28,366
Other Real Estate Owned	8,189	9,633
Total Non-Performing Loans and OREO	$35,050	$37,999
Performing TDRs	2,528	2,513
Non-performing loans as a percentage of gross loans	3.70%	3.74%

	June 30, 2011	December 31, 2010
	(in thousands)
Loans with no allocated allowance for loan and lease losses	$12,397	$19,805
Loans with allocated allowance for loan and lease losses	10,767	10,124
Total Balance of loans considered impaired	$23,164	$29,929

In the six months ended June 30, 2011, total non-performing loans and OREO decreased $3.0 million, or 7.8%, from $38.0 million at December 31, 2010 to $35.0 million at June 30, 2011, as the effects of the prolonged economic downturn continued to impact individual and business customers of the Company.  Non-performing loans and OREO represented 95.7% of shareholders’ equity at June 30, 2011, as compared to 118.5% of shareholders’ equity at December 31, 2010.  The decrease in non-performing loans and OREO as a percentage of shareholders’ equity was driven primarily as a result of the $3.0 million reduction in non-performing loans and OREO coupled with an increase in the Company’s equity as a result of a $4.9 million decrease in unrealized holding losses on the Company’s holdings of securities.  Included in non-performing assets are non-accrual loans which decreased $1.5 million during the period.  The decrease in non-accrual loans is primarily centered in construction, land acquisition and development loans offset by increases in commercial real estate.

Changes in non-performing loans for the periods indicated are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2011
Balance at beginning of period	$28,467	$28,366
Newly placed on non-accrual	—	7,568
Loans past due 90 days or more and still accruing	(151)	74
Transferred to OREO	(252)	(2,356)
Additional charge-offs	(1,203)	(1,203)
Loan payments	—	(861)
Loan sold	—	(4,727)
Balance at end of period	$26,861	$26,861

During the six months ended June 30, 2011, a $7.0 million credit was placed on non-accrual status.  This credit represents a commercial loan secured by both commercial real estate and a partial guarantee from a government agency.  This credit was written down to $5.8 million as of June 30, 2011.  Additionally $90 thousand of the allowance for loan and lease losses is allocated to this credit.

During the six months ended June 30, 2011, a term loan and line of credit secured by commercial real estate in the amount of $1.8 million was transferred to OREO.

During the six months ended June 30, 2011, a land development loan secured by a residential subdivision in the amount of $2.2 million and a participation in an out of area real estate bridge loan which was secured by real estate in the amount of $2.5 million were sold.

The additional interest income that would have been earned on non-accrual and restructured loans for the three months ended June 30, 2011 and 2010 in accordance with their original terms approximated $684 thousand and $687 million, respectively, and for the six months ended June 30, 2011 and 2010 approximated $1.4 million and $1.3 million, respectively.

The following table outlines delinquency within the Company’s loan portfolio.

	June 30, 2011	December 31, 2010
30-59 days	0.77%	0.52%
60-89 days	0.19%	0.16%
90 + days	0.01%	0.01%
Non-Accrual	3.69%	3.74%
Total Delinquencies	4.66%	4.43%

Delinquencies for accruing loans remained relatively stable in 2011 compared to 2010 due to transfers of loans to non-accrual and more rigorous collection activity.  The increases in the delinquency percentages are predominately attributable to the significant decrease in the Company’ loan portfolio.  In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

At June 30, 2011 and December 31, 2010, the Company’s ratio of non-accrual loans to total gross loans was 3.7%.  The Company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

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

The Company’s ALLL consists of both specific and general components.  At June 30, 2011, the ALLL that related to impaired loans was $2.0 million, or 8.5% of total ALLL.  The ALLL also included a general allocation of $21.7 million, which represented 91.5% of the total ALLL of $23.7 million.  The ratio of the ALLL to total loans at June 30, 2011 and December 31, 2010 was 3.27% and 2.98%, respectively, based on total loans of $725.8 million and $757.9 million, respectively.

The following table presents an allocation of the ALLL and percent of loans in each category at June 30, 2011 and December 31, 2010:

Allocation of the Allowance for Loan Losses (in thousands)

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Residential real estate	$2,238	9.44%	$2,176	11.60%
Commercial real estate	11,586	48.89%	9,640	33.82%
Construction, land acquisition & development	3,663	15.46%	4,170	10.21%
Commercial and industrial	4,691	19.79%	4,850	26.08%
Consumer	1,172	4.94%	1,173	14.63%
State and political subdivision	351	1.48%	566	3.66%
Total	$23,701	100.00%	$22,575	100.00%

The following table outlines the changes in the allowance for loan and lease losses for the three and six months ended June 30, 2011 and 2010.

Analysis of the Allowance for Loan and Lease Losses

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Balance at the beginning of the period	$24,230	$25,505	$22,575	$22,458

Provision for loan losses	765	4,574	2,509	9,682

Loans Charged Off:
Residential real estate	(145)	—	(281)	—
Commercial real estate	(1,376)	(1,820)	(1,833)	(2,248)
Commercial land acquisition and development	—	(734)	(6)	(2,054)
Commercial and industrial	(15)	(163)	(124)	(382)
Consumer	(117)	(27)	(337)	(181)
State and political subdivisions	—	—	—	—

Total loans charged-off	(1,653)	(2,744)	(2,581)	(4,865)

Recoveries:
Residential real estate	7	9	14	13
Commercial real estate	11	17	24	27
Commercial land acquisition and development	117	—	823	—
Commercial and industrial	173	5	247	11
Consumer	51	12	90	52
State and political subdivisions	—	—	—	—

Total recoveries	359	43	1,198	103

Net charge-offs	(1,294)	(2,701)	(1,383)	(4,762)

Balance at end of period	$23,701	$27,378	$23,701	$27,378

Ratio of net charge-offs during the period as a percentage of average loans outstanding during the period	(0.17)%	(0.31)%	(0.18)%	(0.53)%
Ratio of allowance for loan losses as a percentage of gross loans at end of period	3.27%	3.08%	3.27%	3.08%

Other Real Estate Owned

OREO totaled $8.2 million at June 30, 2011, which is a decrease of $1.4 million from $9.6 million at December 31, 2010.  OREO consisted of 28 properties at June 30, 2011 and December 31, 2010.  Nine of the properties held in OREO at June 30, 2011 totaled $5.9 million and represented 72.0% of the total.  Included in OREO are six properties totaling $798 thousand, or 9.7%, of OREO, located outside of the Company’s general market area.  Additionally, $2.7 million, or 32.5%, of OREO is located in the Pocono Mountains region located within the Company’s primary market area that has been hit particularly hard during the current economic recession.

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

The following table reflects the roll forward of OREO:

	June 30,
(in thousands)	2011	2010

Balance, beginning of year	$9,633	$11,184
Additions	2,356	5,043
Write-downs	(266)	(896)
Carrying value of OREO sold	(3,534)	(309)
Balance, end of period	$8,189	$15,022

The following schedule reflects a breakdown of OREO for the periods presented:

	June 30,	December 31,
(in thousands)	2011	2010
Land/Lots	$2,268	$8,357
Commercial Real Estate	5,661	1,086
Residential Real Estate	260	190
Total	$8,189	$9,633

Liabilities

Total liabilities were $1.05 billion at June 30, 2011, a decrease of $85.2 million, or 7.5%, from $1.14 billion at December 31, 2010.  The decrease is primarily attributable to the decrease in total deposits and borrowed funds.  Deposit liabilities decreased $49.7 million, or 5.1%, primarily as a result of a $30.4 million, or 6.8% decrease in time deposits, and a $21.5 million or 6.2% decrease in interest-bearing demand deposits.  Borrowed funds decreased $36.3 million, or 26.4%, as the Company used the proceeds generated by net loan repayments to pay down FHLB advances.

Equity

Total shareholders’ equity increased $4.5 million, or 14.20%, to $36.6 million at June 30, 2011 from $32.1 million at December 31, 2010.  The increase is primarily due to a $4.9 million reduction in accumulated comprehensive loss from $12.1 million at December 31, 2010 to $7.3 million at June 30, 2011.  The decrease in accumulated other comprehensive loss was primarily attributed to the increase in the fair value of securities held in the available-for-sale portfolio.  Book value per common share was $2.23 at June 30, 2011 compared to $1.95 at December 31, 2010.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks and federal funds sold) are the Company’s most liquid assets.  At June 30, 2011, cash and cash equivalents totaled $57.8 million, a decrease of $16.7 million from $74.5 million at December 31, 2010.  Investing activities provided $64.5 million and operating activities provided $4.8 million of cash and cash equivalents during the year, while financing activities utilized $86.0 million.  The cash flows provided by investing activities were largely attributable to the proceeds from maturities, calls and principal payments of investment securities totaling $14.9 million, proceeds from sales of securities totaling $16.1 million, and net decrease in loans to customers totaling $26.9 million.  The $86.0 million used by financing activities was primarily attributed to a $19.3 million decrease in demand deposits and savings accounts, a $30.4 million decrease in time deposits, and $36.1 of net repayments of FHLB borrowings.  The funds provided by operating activities pertain to interest payments received on loans and investments.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities.  The fair value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2011.  Various estimates regarding prepayment assumptions are made at each level of rate shock.  However, prepayment penalty income is excluded from this analysis.  Actual results could differ significantly from these estimates.

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2011 remained constant.  The impact of the rate movements were developed by simulating the effect of rates changing over a three-month period from the June 30, 2011 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	(1.06)%	(6.96)%

Economic value at risk:
Percent change in economic value of equity	(13.99)%	16.95%

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

For the three and six month periods ended June 30, 2011, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s exposure to market risk during the first six months of 2011.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Amended Form 10-K for the year ended December 31, 2010.

ITEM 4 — CONTROLS AND PROCEDURES

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that, as of December 31, 2010, it had identified a material weaknesses in its internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  While the Company made progress in remediating the deficiencies in its internal controls over financial reporting relating to the weaknesses noted in its 2010 Annual Report, all actions were not fully implemented and there was an insufficient period of time to determine whether those processes that were implemented were operating effectively as of June 30, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinements. Except for refinements necessary to correct the deficiencies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, there have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s amended Form 10-K for the year ending December 31, 2010.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not Applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on April 6, 2012)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1#	Certification of Chief Executive Officer and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith # Furnished herewith

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