Form 10-Q
period 2011-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-08-10
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART I Financial Information

Item 1.  Financial Statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$23,396	$18,934
Interest-bearing deposits in other banks	150,249	55,571
Total cash and cash equivalents	173,645	74,505
Securities
Available-for-sale, at fair value	204,213	251,072
Held-to-maturity, at amortized cost (fair value $2,139 and $1,857)	2,068	1,994
Stock in Federal Home Loan Bank of Pittsburgh, at cost	8,841	10,311
Loans held for sale	1,969	3,557
Loans, net of allowance for loan and lease losses of $23,106 and $22,575	657,850	735,813
Bank premises and equipment, net	18,933	19,310
Accrued interest receivable	2,515	3,119
Refundable federal income taxes	12,445	12,409
Intangible assets	839	963
Bank-owned life insurance	26,577	25,982
Other real estate owned	7,830	9,633
Other assets	11,740	18,630
Total Assets	$1,129,465	$1,167,298

Liabilities
Deposits:
Demand	$138,063	$93,215
Interest-bearing demand	330,300	349,185
Savings	88,454	90,037
Time ($100,000 and over)	206,916	189,526
Other time	218,089	260,473
Total deposits	981,822	982,436
Borrowed funds:
FHLB advances	51,911	101,887
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Other debt	188	407
Total borrowed funds	87,409	137,604
Accrued interest payable	3,776	2,763
Other liabilities	17,524	12,440
Total liabilities	1,090,531	1,135,243

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of September 30, 2011 and December 31, 2010
Issued and outstanding: 16,441,319 shares as of September 30, 2011 and 16,433,020 shares as of December 31, 2010	20,551	20,541
Additional paid-in capital	61,556	61,539
Accumulated deficit	(38,653)	(37,882)
Accumulated other comprehensive loss
Unrealized holding gain (loss) on available-for-sale securities, net of taxes	526	(6,174)
Unrealized non-credit holding loss on OTTI available-for-sale securities, net	(5,046)	(5,969)
Total accumulated other comprehensive loss, net of taxes	(4,520)	(12,143)
Total shareholders’ equity	38,934	32,055
Total Liabilities and Shareholders’ Equity	$1,129,465	$1,167,298

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2011	2010	2011	2010
Interest income
Interest and fees on loans	$8,360	$10,830	$26,396	$34,447
Interest and dividends on securities
U.S. Treasury and government agencies	743	1,282	2,492	4,079
State and political subdivisions, tax-free	1,262	1,383	4,078	4,187
State and political subdivisions, taxable	12	13	38	45
Other securities	72	10	174	240
Total interest and dividends on securities	2,089	2,688	6,782	8,551
Interest on federal funds sold	34	44	96	111
Total interest income	10,483	13,562	33,274	43,109
Interest expense
Deposits
Interest-bearing demand	232	825	1,383	2,720
Savings	60	132	242	396
Time ($100,000 and over)	375	838	1,737	2,672
Other time	1,253	1,638	3,661	5,343
Total interest on deposits	1,920	3,433	7,023	11,131
Interest on borrowed funds
Interest on FHLB advances	513	1,298	2,179	4,097
Interest on subordinated debentures	575	575	1,706	1,682
Interest on junior subordinated debentures	51	57	153	158
Interest on other debt	—	1	—	1
Total interest on borrowed funds	1,139	1,931	4,038	5,938
Total interest expense	3,059	5,364	11,061	17,069
Net interest income before provision for loan and lease losses	7,424	8,198	22,213	26,040
Provision (credit) for loan and lease losses	(462)	7,311	2,047	16,993
Net interest income after provision (credit) for loan and lease losses	7,886	887	20,166	9,047
Non-interest income (loss)
Service charges	803	890	2,313	2,503
Net gain (loss) on the sale of securities	926	(2,869)	3,228	(1,694)
Gross other-than-temporary impairment (“OTTI”) gains (losses)	639	(45)	430	(973)
Portion of (gain) loss recognized in OCI (before taxes)	(639)	(1,158)	(779)	(3,133)
Other-than-temporary-impairment losses recognized in earnings	—	(1,203)	(349)	(4,106)
Net gain on the sale of loans held for sale	142	440	440	843
Net (loss) gain on the sale of other real estate owned	(31)	44	2,536	92
Net (loss) gain on the sale of other assets	—	(88)	20	(60)
Bank owned life insurance income	200	198	595	581
Other	300	411	996	1,162
Total non-interest income (loss)	2,340	(2,177)	9,779	(679)
Non-interest expense
Salaries and employee benefits	3,563	3,375	10,418	9,712
Occupancy expense	765	582	2,263	1,746
Equipment expense	436	423	1,230	1,309
Advertising expense	142	129	485	462
Data processing expense	519	535	1,538	1,517
FDIC assessment	714	989	2,090	1,960
Bank shares tax	275	255	827	765
Expense of other real estate	1,333	2,185	2,021	3,490
Provision for off-balance sheet commitments	(61)	(200)	(252)	(171)
Legal expense	837	292	2,238	573
Professional fees	868	368	4,313	868
Insurance expense	260	239	457	239
Other operating expenses	1,009	1,367	3,088	3,752
Total non-interest expense	10,660	10,539	30,716	26,222
Loss before income taxes	(434)	(11,829)	(771)	(17,854)
Provision for income taxes	—	—	—	—
Net loss	$(434)	$(11,829)	$(771)	$(17,854)

Loss Per Share
Basic	$(0.03)	$(0.72)	$(0.05)	$(1.09)
Diluted	$(0.03)	$(0.72)	$(0.05)	$(1.09)

Cash Dividends Declared Per Common Share	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,441,319	16,383,848	16,438,781	16,328,598
Diluted	16,441,319	16,383,848	16,438,781	16,328,598

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011  and 2010 (in thousands)

(Unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Capital	Deficit	Loss	Equity
BALANCES, DECEMBER 31, 2009	16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084
Net loss for the period	—			(17,854)		(17,854)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS), net of tax of $828					1,607
Non-credit related losses on OTTI securities not expected to be sold, net of tax benefit of $3,858					3,697
Reclassification adjustment for losses included in net loss, net of tax of $1,972					3,828
Other comprehensive income					9,132	9,132
Total comprehensive loss						(8,722)
Proceeds from issuance of common shares through dividend reinvestment plan	138,281	173	340			513
Balances, September 30, 2010	16,428,251	$20,535	$61,530	$(24,016)	$(3,174)	$54,875

BALANCES, DECEMBER 31, 2010	16,433,020	$20,541	$61,539	$(37,882)	$(12,143)	$32,055
Net loss for the period				(771)		(771)
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS), net of tax of $4,641					9,009
Non-credit related gains on OTTI securities not expected to be sold, net of tax benefit of $265					514
Reclassification adjustment for gains in net loss, net of tax of $979					(1,900)
Other comprehensive income					7,623	7,623
Total comprehensive income						6,852
Proceeds from issuance of common shares through dividend reinvestment plan	8,299	10	17			27
Balances, September 30, 2011	16,441,319	$20,551	$61,556	$(38,653)	$(4,520)	$38,934

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(In Thousands)	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(771)	$(17,854)
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Investment securities accretion, net	(931)	(2,053)
Equity in trust	(3)	(1)
Depreciation and amortization	1,163	1,258
Provision for loan and lease losses	2,047	16,993
Provision for off balance sheet commitments	(252)	(171)
(Gain) loss on sale of investment securities	(3,228)	1,694
Other-than temporary impairment losses	349	4,106
Gain on the sale of loans held for sale	(440)	(843)
Loss on sale of other assets	—	88
Gain on the sale of other real estate owned	(2,536)	(92)
Write-down of other real estate owned	1,134	2,533
Gain on sale of bank premises and equipment	(20)	(28)
Bank owned life insurance income	(595)	(581)
Proceeds from the sale of loans held for sale	19,494	29,859
Funds used to originate loans held for sale	(17,466)	(29,007)
Increase (decrease) in interest payable	1,013	(371)
Decrease in other liabilities	(154)	(569)
Decrease in interest receivable	604	902
Increase (decrease) in refundable federal income taxes	(36)	3,324
Decrease in prepaid expenses and other assets	6,890	2,242
Net Cash Provided by Operating Activities	6,262	11,429

Cash Flows from Investing Activities:
Investment Securities :
Proceeds from maturities, calls and principal payments	22,142	32,741
Proceeds from sales	50,624	36,620
Purchases	(5,133)	(86,302)
Purchases of Federal Reserve Bank stock	—	(336)
Redemption of FHLB stock	1,470	—
Net decrease in loans to customers	68,617	112,041
Proceeds from the sale of other real estate owned	6,544	3,340
Purchases of bank premises and equipment	(636)	(925)
Proceeds from the sale of other assets	32	97
Net Cash Provided by Investing Activities	143,660	97,276

Cash Flows from Financing Activities:
Net increase in demand deposits, money market demand, interest-bearing demand accounts, and savings accounts	24,380	42,721
Net decrease in time deposits	(24,994)	(60,568)
Proceeds from issuance of subordinated debentures	—	1,900
Proceeds from FHLB advances	112,362	121,048
Repayment of FHLB advances	(162,338)	(153,973)
Repayment of other borrowed funds	(219)	(29)
Proceeds from issuance of common shares - dividend reinvestment plan	27	513
Net Cash Used in Financing Activities	(50,782)	(48,388)

Net increase in Cash and Cash Equivalents	99,140	60,317
Cash & Cash Equivalents at beginning of period	74,505	86,364
Cash & Cash Equivalents at end of period	$173,645	$146,681

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$10,048	$17,440
Other transactions:
Securities purchased but not settled	5,489	—
Principal balance of loans transferred to OREO	3,339	5,782
Transfer from loans held for sale to other assets	947	—
Transfer from other assets to loans	—	1,905
Transfer from loans held for sale to loans	1,969	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements of the Company include the accounts of First National Community Bancorp, Inc. and its wholly-owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly-owned subsidiaries (collectively, the “Company”).  All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry.  In the opinion of management, all adjustments necessary to a fair statement of the results for the quarterly period ended September 30, 2011 have been included.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements filed on Form 10-K and the Company’s March 31, 2011 and June 30, 2011 unaudited financial statements filed on Form 10-Q.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets.  At September 30, 2011, the Bank did not meet these requirements.  The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at September 30, 2011 and December 31, 2010 are presented in the following table:

FIRST NATIONAL COMMUNITY BANCORP, INC.

CAPITAL ANALYSIS

(in thousands)	September 30, 2011	December 31, 2010

Company
Tier I Capital:
Total Tier I Capital	$52,581	$53,297
Tier II Capital:
Subordinated notes	25,000	25,000
Allowable portion of allowance for loan losses	9,875	11,201
Total Tier II Capital	34,875	36,201
Total Risk-Based Capital	87,456	89,498
Total Risk Weighted Assets	$776,178	$883,887

Bank
Tier I Capital:
Total Tier I Capital	$76,804	$75,659
Tier II Capital:
Allowable portion of allowance for loan losses	9,870	11,197
Total Tier II Capital	9,870	11,197
Total Risk-Based Capital	86,674	86,856
Total Risk Weighted Assets	$775,824	$883,535

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
(in thousands)	Actual		Adequacy Purposes			Action Provision
At September 30, 2011	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$87,456	11.27%	$	>62,094	>8.00%	N/A	N/A
Bank	$86,674	11.17%	$	>62,066	>8.00%	$ >77,582	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$52,581	6.77%	$	>31,047	>4.00%	N/A	N/A
Bank	$76,804	9.90%	$	>31,033	>4.00%	$ >46,549	>6.00%

Tier I Capital (to Average Assets)
Company	$52,581	4.78%	$	>44,029	>4.00%	N/A	N/A
Bank	$76,804	6.98%	$	>44,015	>4.00%	$ >55,019	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
(in thousands)	Actual		Adequacy Purposes			Action Provision
At December 31, 2010	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$89,499	10.13%	$	>70,711	>8.00%	N/A	N/A
Bank	$86,856	9.83%	$	>70,683	>8.00%	$ >88,354	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$53,297	6.03%	$	>35,535	>4.00%	N/A	N/A
Bank	$75,659	8.56%	$	>35,341	>4.00%	$ >53,012	>6.00%

Tier I Capital (to Average Assets)
Company	$53,297	4.27%	$	>49,964	>4.00%	N/A	N/A
Bank	$75,659	6.06%	$	>49,950	>4.00%	$ >62,438	>5.00%

Note 4.   Loans

Loans receivable, net, consists of the following at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Residential real estate	$82,074	$87,925
Commercial real estate	256,559	256,327
Construction, land acquisition and development	36,058	77,395
Commercial and industrial loans	177,082	197,697
Consumer loans	109,471	110,853
State and political subdivisions	19,340	27,739
Total loans, gross	680,584	757,936
Unearned discount	(174)	(332)
Net deferred loan fees and costs	546	784
Allowance for loan and lease losses	(23,106)	(22,575)
Loans, net	$657,850	$735,813

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  See Note 9 to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans primarily for sale in the secondary market.  During the three and nine months ended September 30, 2011, the Company sold $3.9 million and $19.2 million, respectively, of one-to-four family mortgages.  The Company retains servicing rights on these mortgages.

The Company had $2.0 million and $3.6 million in loans held-for-sale at September 30, 2011 and December 31, 2010, respectively.  All loans held for sale are one-to-four family residential mortgage loans.

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

(2)          General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The Company divides its portfolio into loan segments, with loans exhibiting similar characteristics.  These segments are further disaggregated into classes.  Loans rated special mention or substandard and accruing that are embedded in these loan segments are then separated from them.  These separated loans are then subject to an analysis placing increased emphasis on the credit risk associated with these specific loans.  The Company applies an estimated loss rate to each loan group.  The loss rates applied are primarily based on the Company’s own historical loss experience based on the loss rate for each group of loans with similar risk characteristics in its portfolio.  In addition management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio that may differ from historical experience, which are discussed below.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s financial results.

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

The following tables set forth activity in the ALLL, by loan type, for the three and nine months ended September 30, 2011:

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Three Months Ended September 30, 2011:
Allowance for loan losses:

Beginning Balance, June 30, 2011	$2,238	$11,586	$3,663	$16	$4,675	$565	$607	$351	$23,701
Charge-offs	(871)	(252)	(171)	—	(52)	(128)	(99)	—	(1,573)
Recoveries	20	14	1,236	—	72	94	4	—	1,440
Provisions	574	685	(1,687)	—	(332)	149	211	(62)	(462)
Ending Balance, September 30, 2011	$1,961	$12,033	$3,041	$16	$4,363	$680	$723	$289	$23,106

Nine Months Ended September 30, 2011:
Allowance for loan losses:

Beginning Balance, January 1, 2011	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575
Charge-offs	(1,152)	(2,085)	(177)	—	(176)	(360)	(204)	—	(4,154)
Recoveries	34	38	2,059	—	319	183	5	—	2,638
Provisions	903	4,440	(3,011)	5	(619)	260	346	(277)	2,047
Ending Balance, September 30, 2011	$1,961	$12,033	$3,041	$16	$4,363	$680	$723	$289	$23,106

Changes in the ALLL for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Balance, beginning of period	23,701	27,378	22,575	22,458
Charge offs	(1,573)	(9,320)	(4,154)	(14,185)
Recoveries	1,440	254	2,638	357
Provisions / (credit)	(462)	7,311	2,047	16,993
Balance, end of period	23,106	25,623	23,106	25,623

The following tables represent the allocation of the allowance for loan losses and the related loan by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2011 and December 31, 2010:

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
September 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$91	$529	$430	$—	$2	$—	$—	$—	$1,052
Collectively evaluated for impairment	1,870	11,504	2,611	16	4,361	680	723	289	22,054
Total	$1,961	$12,033	$3,041	$16	$4,363	$680	$723	$289	$23,106

Loans receivable:
individually evaluated for impairment	$2,448	$12,777	$4,675	$—	$4,733	$—	$31	$—	$24,664
collectively evaluated for impairment	79,626	243,782	31,383	42,270	130,079	62,367	47,073	19,340	655,920
Total	$82,074	$256,559	$36,058	$42,270	$134,812	$62,367	$47,104	$19,340	$680,584

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$785	$372	$310	$—	$339	$—	$—	$—	$1,806
Collectively evaluated for impairment	1,391	9,268	3,860	11	4,500	597	576	566	20,769
Total	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575

Loans receivable:
individually evaluated for impairment	$2,926	$9,477	$11,365	$—	$6,029	$—	$132	$—	$29,929
collectively evaluated for impairment	84,999	246,850	66,030	52,270	139,398	63,509	47,212	27,739	728,007
Total	$87,925	$256,327	$77,395	$52,270	$145,427	$63,509	$47,344	$27,739	$757,936

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

A formal loan classification and credit grading system reflects the risk of default and credit losses. The Company maintains a written description of the risk ratings that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The process identifies groups of loans that warrant the special attention of management. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the Board with periodic reports by risk category. The credit risk ratings play an important role in the establishment and evaluation of ALLL.  After determining the historical loss factor which is adjusted for qualitative and environmental factors for each portfolio segment, segment balances collectively evaluated for impairment are multiplied by the general reserve loss factor for the respective portfolio segments in order to determine the general reserve.  Loans that have an internal credit rating of special mention or substandard follow the same process; however, the qualitative and environmental factors are further adjusted for the increased risk.

The Company utilizes a loan rating system that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  Management analyzes these non-homogeneous loans individually grading the loans as to credit risk and probability of collection for each type of class.  Commercial loans include commercial indirect auto loans which are not individually risk rated.  These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators — Other Loans” below.  The grading system contains the following basic risk categories:

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

The following table details the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at September 30, 2011 and December 31, 2010:

	Real Estate			Commercial & Industrial
September 30, 2011 (in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Installment / HELCO	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$22,721	$199,210	$16,179	$42,270	$119,903	$2,932	$19,340	$422,555
Special Mention	305	12,666	225	—	3,049	289	—	16,534
Substandard	2,244	44,683	16,049	—	5,974	175	—	69,125
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans Receivable	$25,270	$256,559	$32,453	$42,270	$128,926	$3,396	$19,340	$508,214

	Real Estate			Commercial & Industrial
December 31, 2010 (in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$24,854	$200,847	$46,657	$52,270	$123,848	$17,481	$465,957
Special Mention	1,633	18,455	14,001	—	6,061	10,258	62,208
Substandard	1,308	35,100	10,199	—	7,951	—	42,758
Doubtful	—	1,925	2,611	—	—	—	4,536
Loss	—	—	—	—	—	—	—
Total Loans Receivable	$27,795	$256,327	$73,468	$52,270	$137,860	$27,739	$575,459

Credit Quality Indicators — Other Loans

Residential, consumer and commercial and consumer indirect auto loans are monitored on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more are considered non-accrual.  The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools.  The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity at September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
	Performing	Non-accrual		Performing	Non-accrual
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Construction, Land Acquisition and Development - Residential	$3,605	$—	$3,605	$3,927	$—	$3,927
Residential Real Estate	54,703	2,101	56,804	57,665	2,465	60,130
Indirect Auto - Consumer	62,353	14	62,367	63,493	16	63,509
Indirect Auto - Commercial	5,886	—	5,886	7,445	—	7,445
Installment/HELOC	43,585	123	43,708	47,245	221	47,466
Total	$170,132	$2,238	$172,370	$179,775	$2,702	$182,477

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment in these non-accrual loans was $20.7 million and $28.3 million at September 30, 2011 and December 31, 2010, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be fewer than 90 days delinquent and still be on a non-accruing status.  Loans past due 90 days or more and still accruing interest were $29 thousand and $99 thousand at September 30, 2011 and December 31, 2010, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following tables set forth the detail, and delinquency status, of past due and non-accrual loans at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$77,925	$640	$496	$—	$79,061
Commercial Real Estate	246,126	1,136	624	29	247,915
Construction, Land Acquisition and Development	32,070	—	—	—	32,070
Total Real Estate	356,121	1,776	1,120	29	359,046

Commercial and Industrial
Solid Waste Landfills	42,270	—	—	—	42,270
Other	128,702	1,069	171	—	129,942
Total Commercial and Industrial	170,972	1,069	171	—	172,212

Consumer
Indirect Auto	61,601	648	104	—	62,353
Installment/HELOC	45,984	777	207	—	46,968
Total Consumer	107,585	1,425	311	—	109,321

State and Political Subdivisions	19,340	—	—	—	19,340

Totals	$654,018	$4,270	$1,602	$29	$659,919

	Non-Accruing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Real Estate
Residential Real Estate	$1,110	$314	$53	$1,536	$3,013
Commercial Real Estate	58	—	107	8,479	8,644
Construction, Land Acquisition and Development	—	470	—	3,518	3,988
Total Real Estate	1,168	784	160	13,533	15,645

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	4,467	108	63	232	4,870
Total Commercial and Industrial	4,467	108	63	232	4,870

Consumer
Indirect Auto	—	—	14	—	14
Installment/HELOC	—	13	—	123	136
Total Consumer	—	13	14	123	150

State and Political Subdivisions	—	—	—	—	—

Total Non-accruing loans	$5,635	$905	$237	$13,888	$20,665

Total loans receivable	$659,653	$5,175	$1,839	$13,917	$680,584

	December 31, 2010 Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$83,371	$1,095	$465	$—	$84,931
Commercial Real Estate	247,217	949	85	—	248,251
Construction, Land Acquisition and Development	65,785	285	231	99	66,400
Total Real Estate	396,373	2,329	781	99	399,582

Commercial and Industrial
Solid Waste Landfills	52,270	—	—	—	52,270
Other	138,743	567	153	—	139,463
Total Commercial and Industrial	191,013	567	153	—	191,733

Consumer
Indirect Auto	62,269	959	264	—	63,492
Installment/HELOC	47,000	112	11	—	47,123
Total Consumer	109,269	1,071	275	—	110,615

State and Political Subdivisions	27,739	—	—	—	27,739
Totals	$724,394	$3,967	$1,209	$99	$729,669

	Non-Accruing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Real Estate
Residential Real Estate	$1,256	$327	$240	$1,171	$2,994
Commercial Real Estate	3,173	—	200	4,703	8,076
Construction, Land Acquisition and Development	—	—	—	10,995	10,995
Total Real Estate	4,429	327	440	16,869	22,065

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	5,319	—	—	645	5,964
Total Commercial and Industrial	5,319	—	—	645	5,964

Consumer
Indirect Auto	—	—	12	5	17
Installment/HELOC	—	—	31	190	221
Total Consumer	—	—	43	195	238

State and Political Subdivisions	—	—	—	—	—

Total Non-accruing loans	$9,748	$327	$483	$17,709	$28,267

Total loans receivable	$734,142	$4,294	$1,692	$17,808	$757,936

The total recorded investment in impaired loans, which consists of non-accrual loans greater than $100,000 and performing TDRs, amounted to $24.7 million and $29.9 million at September 30, 2011 and December 31, 2010, respectively.  The related allowance on impaired loans was $1.1 million and $1.8 million at September 30, 2011 and December 31, 2010, respectively.

The following tables provide an analysis of our impaired loans at September 30, 2011 and December 31, 2010:

September 30, 2011

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,524	$1,823	$—
Commercial Real Estate	525	529	—
Construction, Land Acquisition and Development	925	925	—
Total Real Estate	2,974	3,277	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	4,609	4,937	—
Total Commercial and Industrial	4,609	4,937	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$7,614	$8,249	$—

With a Related Allowance Recorded:
Residential Real Estate	$924	$1,575	$91
Commercial Real Estate	12,252	14,145	529
Construction, Land Acquisition and Development	3,750	5,448	430
Total Real Estate	16,926	21,168	1,050

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	124	124	2
Total Commercial and Industrial	124	124	2

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$17,050	$21,292	$1,052

				Average Balance	Interest Income (2)
Total
Residential Real Estate	$2,448	$3,398	$91	$2,860	$4
Commercial Real Estate	12,777	14,674	529	12,628	113
Construction, Land Acquisition and Development	4,675	6,373	430	7,263	26
Total Real Estate	19,900	24,445	1,050	22,751	143

Commercial and Industrial
Solid Waste Landfills
Other	4,733	5,061	2	5,228	9
Total Commercial and Industrial	4,733	5,061	2	5,228	9

Consumer
Indirect Auto
Installment/HELOC	31	35	—	105	—
Total Consumer	31	35	—	105	—

State and Political Subdivisions

Total Impaired Loans (1)	$24,664	$29,541	$1,052	$28,084	$152

(1)          Non-accrual loans with outstanding balances of less than $100,000 are not considered for individual impairment evaluation and are accordingly not included in the table above.  However, these loans are evaluated collectively as homogenous pools in the general allowance calculation under ASC Topic 310.  Total non-accrual loans with individual balances of less than $100 thousand equaled $1.5 million at September 30, 2011.

(2)          Interest income represents income recognized on performing TDRs.

December 31, 2010

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,530	$1,780	$—
Commercial Real Estate	4,839	5,693	—
Construction, Land Acquisition and Development	7,936	19,921	—
Total Real Estate	14,305	27,394	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	5,368	5,368	—
Total Commercial and Industrial	5,368	5,368	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	132	134	—
Total Consumer	132	134	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$19,805	$32,896	$—

With a Related Allowance Recorded:
Residential Real Estate	$1,396	$1,455	$785
Commercial Real Estate	4,638	12,115	372
Construction, Land Acquisition and Development	3,429	5,077	310
Total Real Estate	9,463	18,647	1,467

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	661	932	339
Total Commercial and Industrial	661	932	339

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$10,124	$19,579	$1,806

Total
Residential Real Estate	$2,926	$3,235	$785
Commercial Real Estate	9,477	17,808	372
Construction, Land Acquisition and Development	11,365	24,998	310
Total Real Estate	23,768	46,041	1,467

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	6,029	6,300	339
Total Commercial and Industrial	6,029	6,300	339

Consumer
Indirect Auto	—	—	—
Installment/HELOC	132	134	—
Total Consumer	132	134	—

State and Political Subdivisions	—	—	—
Total Impaired Loans (1)	$29,929	$52,475	$1,806

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

The Company recorded $583 thousand of interest income on impaired loans for the nine months ended September 30, 2010.  The average recorded balance of impaired loans for the nine months ended September 30, 2010 was $43.2 million.  The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $684 thousand and $1.4 million for the three and nine months ended September 30, 2011, respectively, and $800 thousand and $2.1 million for the three and nine months ended September 31, 2010, respectively.

Troubled Debt Restructured Loans

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs, resulting in no newly identified TDRs.

The book balance of TDRs at September 30, 2011 and December 31, 2010 was $11.1 million and $5.8 million, respectively.  The balances at September 30, 2011 included approximately $5.6 million of TDRs on non-accrual status and $5.5 million of TDRs in accrual status compared to $3.3 million of TDRs on non-accrual status and $2.5 million of TDRs on accrual status at December 31, 2010.  Approximately $185 thousand and $34 thousand in specific reserves have been established for these loans as of September 30, 2011 and December 31, 2010, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.  Non-accruing restructured loans remain on non-accrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months.  In some instances, where the Company modifies a loan that is delinquent but not on non-accrual status, the restructured loan remains on accrual status provided the repayment performance remains in accordance with the modified terms.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Residential Real Estate	1	$124	$124	3	$317	$197
Commercial and Industrial	1	4,681	4,681	1	4,681	4,681
Construction, Land Acquisition & Development	1	470	470	6	1,373	1,373
Total New Troubled Debt Restructuring	3	$5,275	$5,275	10	$6,371	$6,251

The TDRs described above, for the three and nine months ended September 30, 2011, increased the allowance for loan losses by $122 thousand through the allocation of a specific reserve and resulted in charge-offs of $0 and $120 thousand for the three and nine months ended September 30, 2011.

The following table shows the types of modifications made during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011				Nine months ended September 30, 2011
(In thousands)	Residential Real Estate	Commercial and Industrial	Contruction Land Acquisition & Development	Total	Residential Real Estate	Commercial and Industrial	Contruction Land Acquisition & Development	Total
Type of modification
Extension of Term	$124	$4,681	$470	$5,275	$142	$4,681	$1,373	$6,196
Extension of Term and Principal Forgiveness	—	—	—	—	55	—	—	55
Total TDRs	$124	$4,681	$470	$5,275	$197	$4,681	$1,373	$6,251

The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the three and nine months ended September 30, 2011 that were restructured within the twelve months prior to such re-default:

	Three Months Ended September 30, 2011		Nine Months Ended June 30, 2011
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial Real Estate	—	$—	1	$145
Commercial and Industrial	1	90	1	90
Total	1	$90	2	$235

Note 5.  Other Real Estate Owned

The following table reflects the components of other real estate owned as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(in thousands)	2011	2010

Land/Lots	$5,551	$8,357
Commercial Real Estate	2,101	1,086
Residential Real Estate	178	190
Total	$7,830	$9,633

The following table reflects the activity in OREO for the nine months ended September 30, 2011 and 2010:

	September 30,
(in thousands)	2011	2010

Balance, beginning of year	$9,633	$11,184
Additions	3,339	5,782
Write-downs	(1,134)	(2,533)
Carrying value of OREO sold	(4,008)	(3,248)
Balance, end of period	$7,830	$11,185

The following table details the components of net expense of OREO for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Insurance	$25	$50
Legal fees	114	88
Maintenance	39	214
Losses from the operation of foreclosed properties	11	566
Professional Fees	184	10
Real estate taxes	481	142
Utilities	32	14
Other	1	(127)
Impairment charges	1,134	2,533
Total	$2,021	$3,490

Note 6.  Securities

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available-for-sale securities at September 30, 2011 and at December 31, 2010 are as follows:

September 30, 2011 (in thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Obligations of U.S. government agencies	$7,935	$189	$—	$8,124
Obligations of state and political subdivisions	101,448	3,009	4,844	99,613
Collateralized mortgage obligations:
Government sponsored agency	62,998	1,875	14	64,859
Private Label	5,150	—	80	5,070
Residential mortgage-backed securities:
Government sponsored agency	20,894	769	—	21,663
Pooled Trust Preferred Senior Class	3,869	—	2,416	1,453
Pooled Trust Preferred Mezzanine Class	7,257	—	5,230	2,027
Corporate debt securities	500	—	105	395
Equity securities	1,010	—	1	1,009
Total available-for-sale securities	$211,061	$5,842	$12,690	$204,213

December 31, 2010 (in thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Obligations of U.S. government agencies	$8,068	$239	$—	$8,307
Obligations of state and political subdivisions	121,157	723	10,527	111,353
Collateralized mortgage obligations:
Government sponsored agency	77,172	1,057	413	77,816
Residential mortgage-backed securities:
Government sponsored agency	49,450	557	887	49,120
Pooled Trust Preferred Senior Class	3,863	—	2,441	1,422
Pooled Trust Preferred Mezzanine Class	8,250	—	6,603	1,647
Corporate debt securities	500	—	105	395
Equity securities	1,010	2	—	1,012
Total available-for-sale securities	$269,470	$2,578	$20,976	$251,072

The amortized cost, gross unrealized gains or losses, and the fair value of the Company’s securities held-to-maturity at September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011 (in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions	$2,068	$71	$—	$2,139

December 31, 2010 (in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of state and political subdivisions	$1,994	$—	$137	$1,857

At September 30, 2011 and December 31, 2010, securities with a carrying amount of $199.7 million and $220.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities at September 30, 2011 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	2,395	2,334	—	—
After Five Years through Ten Years	9,643	9,964	2,068	2,139
After Ten Years	108,971	99,314	—	—
Collateralized mortgage obligations	68,148	69,929	—
Mortgage-backed securities	20,894	21,663	—	—
Total	$210,051	$203,204	$2,068	$2,139

Gross proceeds from the sale of securities for the three months ended September 30, 2011 and 2010 were $34.5 million and $11.1 million, respectively, with the gross realized gains being $926 thousand and $0 thousand, respectively, and gross realized losses being $0 million and $2.9 million, respectively.

Gross proceeds from the sale of securities for the nine months ended September 30, 2011 and 2010 were $50.6 million and $36.6 million, respectively, with the gross realized gains being $3.2 million and $1.2 million, respectively, and gross realized losses being $0 million and $2.9 million, respectively.

The table below indicates the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
September 30, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	5,557	397	28,732	4,447	34,289	4,844
Collateralized mortgage obligations
Government sponsored agency	1,214	14	—	—	1,214	14
Private label	5,069	80	—	—	5,069	80
Residential mortgage-backed securities
Government sponsored agency	—	—	—	—	—	—
Pooled Trust Preferred Senior Class	—	—	1,453	2,416	1,453	2,416
Pooled Trust Preferred Mezzanine Class	—	—	2,027	5,230	2,027	5,230
Corporate debt securities	—	—	395	105	395	105
Equity Securities	999	1	—	—	999	1
	$12,839	$492	$32,607	$12,198	$45,446	$12,690

	Less than 12 Months		12 Months or Greater		Total
December 31, 2010 (in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	56,751	3,199	23,425	7,465	80,176	10,664
Collateralized mortgage obligations
Government sponsored agency	19,763	413	—	—	19,763	413
Residential mortgage-backed securities	—	—	—	—	—	—
Government sponsored agency	32,957	887	—	—	32,957	887
Pooled Trust Preferred Senior Class	—	—	1,422	2,441	1,422	2,441
Pooled Trust Preferred Mezzanine Class	—	—	1,647	6,603	1,647	6,603
Corporate debt securities	—	—	395	105	395	105
Total	$109,471	$4,499	$26,889	$16,614	$136,360	$21,113

At September 30, 2011, excluding pooled trust preferred securities (“PreTSLs”), 106 of the Company’s debt securities holdings having unrealized losses have depreciated 10.7% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations, and all are considered investment grade.  Seventy-five percent (75%) of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired (“OTTI”) at September 30, 2011.

At September 30, 2011, all four of the Company’s PreTSLs having realized cumulative OTTI losses of $8.2 million and unrealized losses of $7.6 million have depreciated 69% and 83% from their current amortized cost and face values, respectively.

On a quarterly basis, management evaluates the Company’s investment securities for OTTI.  Unrealized losses on securities are considered to be other-than-temporarily-impaired when management believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors.  When a held-to-maturity or available-for-sale debt security is assessed for OTTI, management must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost.  If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk).  In assessing the level of OTTI attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security.  As discussed previously, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income.  The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income.  When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Based on management’s evaluation at September 30, 2011, the Company has determined that the decreases in estimated fair value are temporary with the exception of four PreTSLs.  The Company’s estimate of projected discounted cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings, for the nine months ended September 30, 2011 of $349 thousand.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At September 30, 2011, the amortized cost of the Company’s PreTSLs totaled $11.1 million with an estimated fair value of $3.5 million and were comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches and all possess credit ratings below investment grade.  During 2010, all of the pooled issues were downgraded further by either Moody’s or Fitch.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At September 30, 2011, three of these securities had no excess subordination and one had excess subordination which was 11.5% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class. The following table presents information about the Company’s collateral and subordination for its PreTSLs at September 30, 2011:

Security	Performing Collateral	Bonds Outstanding	Excess/ (Insufficient) Collateral	Coverage Ratio	Excess Subordination	Current Number of Performing Issuers	Actual Deferrals / Defaults as a % of Current Collateral	Expected Future Default Rate
(in thousands)
PreTSL IX	$303,520	$322,983	$(19,463)	93.97%	N/A	35	31.0%	1.61%
PreTSL XI	401,465	441,612	(40,147)	90.91%	N/A	44	30.0%	1.86%
PreTSL XIX	507,281	538,861	(31,580)	94.14%	N/A	51	27.5%	1.89%
PreTSL XXVI	691,700	620,367	71,333	111.50%	11.50%	55	28.3%	1.31%

The following list details information for each of the Company’s PreTSLs at September 30, 2011:

Security	Class	Amortized Cost	Fair Value	Unrealized Gain/Loss	Moody’s / Fitch Ratings	Credit Impairment Quarter to Date	Credit Impairment Year to Date	Cumulative Credit Impairment
(in thousands)
PreTSL IX	Mezzanine	$1,320	$444	$(876)	Ca/C	$—	$—	$1,680
PreTSL XI	Mezzanine	1,574	543	(1,031)	Ca/C	—	—	3,426
PreTSL XIX	Mezzanine	4,363	1,039	(3,324)	Ca/CC	—	349	2,813
PreTSL XXVI	Senior	3,869	1,454	(2,415)	B1/CCC	—	—	251
Total		$11,126	$3,480	$(7,646)		$—	$349	$8,170

The Company’s PreTSLs are measured for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2011.  The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $103 thousand and $311 thousand, respectively, to the $349 thousand impairment charge taken during the first nine months of 2011.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated discounted projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings of $349 thousand for the nine months ended September 30, 2011.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)	2011	2010
Beginning Balance January 1	$22,598	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	349	4,106
Less: Sale of Private Label CMOs for which OTTI was previously recognized	—	(2,322)
Less: Sale of PreTSLs for which OTTI was previously recognized	(14,777)	—
Ending Balance, September 30	$8,170	$22,433

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $10.1 million and $11.6 million at September 30, 2011 and December 31, 2010, respectively.  FRB stock of $1.3 million is included in Other Assets at September 30,

2011 and December 31, 2010.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2011.

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).  The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government sponsored agency collateralized mortgage obligations, government sponsored agency residential mortgage backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company.  The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price. The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs and private label collateralized mortgage obligations in the Company’s securities portfolio are obtained from a third-party service providers that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 6 of these financial statements.

As of September 30, 2011, the Company owned four PreTSLs having an amortized cost of $11.1 million.  The market for these securities at September 30, 2011 was not active and markets for similar securities were also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third- party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 6, and the calculations used for fair value relates only to the discount rate used.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 6.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 12% discount rate to PreTSLs XIX and PreTSL XXVI, a 15% discount rate to PreTSL IX, and a 20% discount rate to PreTSL XI to the expected cash flows to estimate fair value.

As of September 30, 2011, the Company owned a state and political subdivision security having an amortized cost of $1.9 million.  The security was downgraded by several nationally recognized credit rating agencies in 2010.  As a result of the downgrade, the market for this security at September 30, 2011 is no longer active.  The security was historically priced using Level 2 inputs.  The credit downgrade has resulted in a decline in the level of significant other observable inputs for this investment security at the measurement date.  Broker pricing and bid/ask spreads are very limited, the weaker credit rating has resulted in additional price discounts and the absence of a CUSIP limits the amount of information that is available about the credit.  As such, the valuation of this investment is now determined using Level 3 inputs.  The Company obtained a bid indication from a third party municipal trading desk to determine its fair value.

At September 30, 2011, the Company owned an investment grade Private Label Collateralized Mortgage Obligation, “(PLCMOs)”, having an amortized cost of $5.1 million.  PLCMOs are securitized products where payments from residential mortgage loans are pooled together and passed on to different classes of owners in various tranches.  The markets for such securities are generally characterized by a limited number of new issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants.  Although estimated prices can generally be obtained for such securities, the level of market observable assumptions used is severely limited in the valuation.  Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level.  Because of the inactivity in the markets and the lack of observable valuation inputs, the security was valued by a third party specialist using a discounted cash flow approach and proprietary pricing model.  The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.

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

Borrowed funds

The Bank uses discounted cash flows using rates currently available for debt with similar terms and remaining maturities to estimate fair value.

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

Assets measured on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair value measurements at September 30, 2011
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$8,124	$—	$8,124	$—
Obligations of political and state subdivisions	99,613	—	97,855	1,758
Government sponsored agency CMOs	64,859	—	64,859	—
Private label CMOs	5,070	—	—	5,070
Residential mortgage backed securities	21,663	—	21,663	—
Pooled trust preferred Senior Class	1,453	—	—	1,453
Pooled trust preferred Mezzanine Class	2,027	—	—	2,027
Corporate debt securities	395	—	395	—
Equity securities	1,009	1,009	—	—
Total securities available-for-sale	$204,213	$1,009	$192,896	$10,308

	Fair value measurements at December 31, 2010
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$8,307	$—	$8,307	$—
Obligations of political and state subdivisions	111,353	—	109,108	2,245
Government sponsored agency CMOs	77,816	—	77,816	—
Residential mortgage backed securities	49,120	—	49,120	—
Pooled trust preferred Senior Class	1,422	—	—	1,422
Pooled trust preferred Mezzanine Class	1,647	—	—	1,647
Corporate debt securities	395	—	395	—
Equity securities	1,012	1,012	—	—
Total securities available-for-sale	$251,072	$1,012	$244,746	$5,314

The table below presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2010	$3,069	$2,245	$—	5,314
Accretion of discount	6	—	—	6
Paydowns	—	(395)	—	(395)
Sales	(19)	—	—	(19)
Purchases	—	—	5,070	5,070
Total gains or losses (realized/unrealized):				—
Included in earnings	(349)	—	—	(349)
Included in other comprehensive income	773	(92)	—	681
Balance at September 30, 2011	$3,480	$1,758	$5,070	$10,308

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2009	$3,810	$—	$—	3,810
Accretion of discount	11	—	—	11
Total gains or losses (realized/unrealized):
Included in earnings	(4,106)	—	—	(4,106)
Included in other comprehensive income	3,122	—	—	3,122
Transfers in and out of Level 3	—	2,375	—	2,375
Balance at September 30, 2010	$2,837	$2,375	$—	$5,212

There were no transfers between levels within the fair value hierarchy during the period ended September 30, 2011.

Assets measured at fair value on a non-recurring basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Collateral dependent impaired loans (1)			$13,902			$26,336
Other real estate owned			$3,698			$4,923

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

Other real estate owned properties are recorded at the fair value less the estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, the balance might be subject to additional write-downs.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amounts in the table above represent the value of OREO properties at September 30, 2011 and December 31, 2010 that were subject to additional write-downs subsequent to foreclosure.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and short term investments	$173,645	$173,645	$74,505	$74,505
Securities	206,281	206,352	253,006	252,929
FHLB and FRB Stock	10,102	10,102	11,572	11,572
Loans, net	657,850	672,366	735,813	736,992
Loans held for sale	1,969	1,969	3,557	3,557
Accrued interest receivable	2,515	2,515	3,119	3,119
Mortgage servicing rights	668	891	751	1,258

Financial Liabilities
Deposits	$981,822	$989,185	$982,436	$987,675
Borrowed funds	87,409	94,104	137,604	143,025
Accrued interest payable	3,776	3,776	2,763	2,763

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share data)	2011	2010	2011	2010

Net loss	$(434)	$(11,829)	$(771)	$(17,854)

Basic weighted-average shares outstanding — basic	16,441,319	16,383,848	16,438,781	16,328,598
Plus: Common share equivalents	—	—	—	—
Weighted average shares outstanding — diluted	16,441,319	16,383,848	16,438,781	16,328,598

Earnings per share — basic	$(0.03)	$(0.72)	$(0.05)	$(1.09)
Earnings per share — diluted	$(0.03)	$(0.72)	$(0.05)	$(1.09)

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

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  These loans, letters of credit, and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than normal risk of uncollectability.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30,
(In thousands)	2011	2010
Outstanding at beginning of the year	$92,217	$102,705
New loans and advances	55,980	59,480
Repayments / reductions	(61,542)	(56,932)
Charge-offs	—	(3,188)
Other*	(566)	(453)
Outstanding at end of period	$86,089	$101,612

*  “other” represents loans to related parties that ceased being related parties during the period.

At September 30, 2011, there were no loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.  However, as of September 30, 2011, loans in the amount of $990 thousand to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

Included in related party loans is $5.0 million outstanding under a commercial line of credit (“line”) to a company owned by a director.  The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $2.0 million is outstanding. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2011 and December 31, 2010 amounted to $146.6 million and $131.6 million, respectively.  Interest paid on the deposits amounted to $390 thousand and $862 thousand for the nine months ended September 30, 2011 and 2010, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The Company recorded payments for these services of $1.5 million and $633 thousand for the nine months ended September 30, 2011 and 2010, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million at September 30, 2011and $11 million at December 31, 2010.  Interest paid to directors on these notes totaled $0 thousand and $685 thousand for the nine months ended September 30, 2011 and 2010, respectively.  Interest accrued and unpaid on loans to directors totaled $675 thousand at September 30, 2011.

The Company leases its Honesdale branch from a related party.  Total lease payments were $6.8 thousand for the nine months ended September 30, 2011 and 2010, respectively.

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

There was no compensation expense related to options under both the Stock Incentive Plan and the Directors’ Stock Plan for the nine months ended September 30, 2011 and  2010.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

	Nine months ended September, 30
	2011		2010
		Weighted		Weighted
		Average		Average
		Exerice		Exerice
	Shares	Price	Shares	Price
Outstanding at the beginning of the period	222,616	$12.58	366,248	$12.18
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(13,224)	$9.06	(133,721)	$11.53
Outstanding at the end of the period	209,392	$12.81	232,527	$12.55
Options exercisable at September 30,	209,392	$12.81	232,527	$12.55
Weighted average fair value of options granted during the year	—	$—	—	$—
Stock-Based Compensation Expense		$—		$—

There were no options exercised during these periods.  As of September 30, 2011, there was no unrecognized compensation expense.

Information pertaining to options outstanding at September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.82-$23.13	209,392	4.0 years	$12.81	209,392	$12.81

As of September 30, 2011, there was no aggregate intrinsic value of exercisable options.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Form 10-K for the year ended December 31, 2010 and our Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2010 and our Forms 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

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

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held-to-maturity or available-for-sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company recognized OTTI charges on securities of $349 thousand and $4.1 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, within the consolidated statements of operations.  For both years, the OTTI charges relate to estimated credit losses on pooled trust preferred securities. See “Financial Condition - Securities” section below and Note 6 — “Securities” to the consolidated financial statements included in Item 1 hereof for additional information about our OTTI charges.

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

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2011 and December 31, 2010, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

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

In April 2011, the FASB issued an update (Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring) which clarifies when creditors should classify loan modifications as troubled debt restructurings.  The new guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  A provision in Update 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by Update 2010-20.  The Company elected to adopt Update 2011-02 in the quarter ending March 31, 2011.  The adoption of provision did not have a material impact on the Company’s consolidated financial statements.  The disclosures required by this update did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The Company recorded a net loss for the three month period ended September 30, 2011 of $434 thousand, or $(0.03) per diluted common share, a decrease of $11.4 million compared to a net loss of $11.8 million or $(0.72) per diluted common share, that was reported for the same period in the prior year. The net loss for the nine month period ended September 30, 2011 was $771 thousand or $(.05) per diluted common share, a decrease of $17.1 million compared to a loss of $17.9 million or $(1.09) per diluted common share for the same period in the prior year.  The return on average equity was (1.15%) and (2.22%) for the three and nine months ended September 30, 2011, respectively, compared to (19.01%) and (27.97%) for the comparable periods in 2010.  Return on average assets was (0.04%)  and (0.07%) for the three and nine months ended September 30, 2011, respectively, compared to (0.90%) and (1.34%) for the comparable periods in 2010.

The $11.4 million decrease in the net loss for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was largely due to a $7.8 million decrease in the provision for loan and lease losses that was a direct result of a $125.2 million decrease in gross loans, a $3.8 million increase in the gains recognized on sales of securities, a $2.3 million decrease in total interest expense due to a $71.9 million decrease in deposits combined with a $99.0 million decrease in borrowings, and a $1.2 million decrease in other-than-temporary-impairment losses recorded on PreTSLs.  These decreases were offset by a $3.1 million decrease in total interest income due to a decreasing interest rate environment coupled with a decrease in gross loans.  The $17.1 million decrease in net loss for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, was largely due to a $14.9 million decrease in provision for loan and lease losses that was a direct result of a $125.2 million decrease in gross loans and lower historical charge-offs, a $4.9 million increase in the gains recognized on sales of securities, a $4.1 million decrease in total interest on deposits expense due to a $71.9 million decrease in deposits, a $3.8 million decrease in other-than-temporary-impairment losses recorded on PreTSLs.  These decreases were offset by a $9.8 million decrease in total interst income due to a decreasing interest rate environment coupled with a significant decrease in gross loans.

Total assets decreased $37.8 million, or 3.24%, to $1.13 billion, at September 30, 2011, as compared to $1.17 billion at December 31, 2010 primarily due to a $78.0 million decrease in loans net of ALLL, a $46.9 million decrease in available-for-sale securities, a $6.9 million decrease in other assets, and a $1.8 million decrease in other real estate owned.  These decreases were offset by a $99.1 million increase in total cash and cash equivalents.

Total deposits decreased $614 thousand, or 0.06%, to $981.8 million at September 30, 2011 as compared to $982.4 million at December 31, 2010.  During the same period interest bearing demand deposits decreased $18.9 million, or 5.41%, and total time deposits decreased by $25.0 million, or 5.55%.  These decreases were partially offset by a $44.8 million, or 48.11%, increase in demand deposits.  Borrowed funds decreased by $50.2 million, or 36.48%, to $87.4 million at September 30, 2011 as compared to $137.6 million at December 31, 2010.

Total shareholders’ equity increased $6.9 million, or 21.46%, to $38.9 million at September 30, 2011 from $32.1 million at December 31, 2010.  The increase is primarily due to a $7.6 million reduction in accumulated other comprehensive loss for the nine months ended September 30, 2011.

Summary of Performance

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and as such is the primary determinant of profitability.  The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets.  The net interest margin was 3.27% for the three months ended September 30, 2011, an increase of 23 basis points compared to the same period in 2010.  This increase in the net interest margin was due to a decrease of 51 basis points in the tax equivalent cost on total interest-bearing liabilities, partially offset by a decrease of 31 basis points in the tax equivalent yield on total earning assets.  Net interest margin was 3.18% for the nine months ended September 30, 2011, an increase of 3 basis points compared to the same period in 2010.  This increase in the net interest margin was due to a decrease of 44 basis points in the tax equivalent cost on total interest-bearing liabilities, partially offset by a decrease of 41 basis points in the tax equivalent yield on total earning assets.  Rate spread, the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities shown on a fully tax equivalent basis was 3.16% and 3.08% for the three and nine months ended September 30, 2011, an increase of 20 basis points and 3 basis points versus the same periods in 2010, respectively.

Net interest income on a tax equivalent basis decreased $0.9 million and $4.2 million and totaled $8.3 million and $25.0 million for the three and nine months ended September 30, 2011, respectively, compared to $9.2 million and $29.1 million for the comparable periods in 2010.  For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, average interest-earning assets decreased 15.0% to $1.05 billion from $1.23 billion, and average interest-bearing liabilities decreased by 16.5% to $980.5 million from $1.17 billion.  For the three and nine months ended September 30, 2011, the yield on average interest-earning assets decreased 31 and 41 basis points, respectively, while the cost of average interest-bearing liabilities declined 51 and 44 basis points when compared to both the three and nine months ended September 30, 2010.

Interest income on loans on a tax equivalent basis decreased $2.6 million and $8.3 million for the three and nine months ended September 30, 2011, respectively compared to the same periods in 2010.  The decrease in interest income for the three months ended September 30, 2011 was as a result of an 18 basis point decline in the tax equivalent yield and a decrease in average loan balances of $176.6 million to $700.3 million.  The decrease in interest income for the nine months ended September 30, 2011 was as a result of a 29 basis point decline in the tax equivalent yield and a decrease in average loan balances of $174.1 million to $737.2 million.  The decrease in the yield on loans for both the three and nine months ended September 30, 2011 was due to payoffs of higher yielding loans which cannot be replaced in this low interest rate environment and lower loan demand caused by the continuing economic slowdown.

Interest and dividend income on investment securities on a tax equivalent basis decreased by $0.7 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same period in 2010 primarily due to the reinvestment of pay downs and maturities into more liquid, lower-yielding assets.

Average interest bearing liabilities totaled $926.9 million and $980.5 million for the three and nine months ended September 30, 2011, respectively, which resulted in a decrease of $236.7 million and $193.9 million, or 20.3% and 16.5%, compared to the same periods in 2010.  The decrease for the three months ended September 30, 2011 was primarily due to a decrease in borrowings of $113.0 million, or 54.9%, a decrease in other time deposits of $66.1 million, or 22.7%, a decrease in interest-bearing demand deposits of $41.2 million, or 11.6%, and a decrease in savings deposits of $8.9 million, or 9.1%.  The decrease for the nine months ended September 30, 2011 was due to a decrease in borrowings of $91.3 million, or 43.1%, a decrease in other time deposits of $62.1 million, or 20.5%, a decrease in time deposits over $100,000 of $20.7 million, or 9.5%, a decrease in interest-bearing demand deposits of $15.7 million or

4.5%, and a decrease in savings deposits of $4.1 million, or 4.3%.  The average cost of interest-bearing deposits decreased by 50 basis points and 47 basis points to .92% and 1.08% during the three and nine months ended September 30, 201l, respectively, from 1.42% and 1.55% during the same periods in 2010.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The pricing decreases for these products resulted from an overall decrease in market rates.

Average borrowed funds decreased $113.0 million and $91.3 million or 54.9% and 43.1% for the three and nine months ended September 30, 2011 compared to the same periods in 2010.  The cost of borrowed funds increased by 119 and 71 basis points to 4.91% and 4.44% for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 due to the Company paying off FHLB advances that were at lower rates.  This resulted in higher-rate borrowings, such as the subordinated notes, becoming a larger percentage of total borrowings and causing the cost of borrowed funds to increase.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables set forth certain information relating to our consolidated statements of financial condition and operations for the three and nine month periods ended September 30, 2011 and September 30, 2010, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended September 30,			Three months ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Interest-Earning Assets (2) (6)
Loans-taxable (7)	$668,288	$7,987	4.78%	$824,382	$10,252	4.96%
Loans-tax free (7)	32,078	566	7.05%	52,579	875	6.65%
Total Loans (1)(2)	700,366	8,553	4.89%	876,961	11,127	5.07%
Securities-taxable	131,298	827	2.52%	146,372	1,293	3.53%
Securities-tax free	107,519	1,912	7.11%	121,228	2,114	6.98%
Total Securities (1)(3)	238,817	2,739	4.59%	267,600	3,407	5.09%
Federal funds sold	73,241	34	0.19%	69,799	44	0.25%
Total interest-earning assets	1,012,424	11,326	4.48%	1,214,360	14,578	4.79%
Non interest-earning assets	107,852			135,195
Allowance for loan and lease losses	(25,050)			(28,510)
Total Assets	$1,095,226			$1,321,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	313,369	232	0.30%	354,588	825	0.93%
Savings deposits	88,940	60	0.27%	97,798	132	0.53%
Time deposits over $100,000	207,061	375	0.73%	214,582	876	1.62%
Other time deposits	224,557	1,253	2.24%	290,659	1,601	2.18%
Total Interest-bearing Deposits	833,927	1,920	0.92%	957,627	3,434	1.42%
Borrowed funds and other interest-bearing liabilities	93,009	1,139	4.91%	206,007	1,930	3.72%
Total Interest-Bearing Liabilities	926,936	3,059	1.32%	1,163,634	5,364	1.83%
Demand deposits	115,546			81,788
Other liabilities	14,981			13,405
Shareholders’ equity	37,763			62,218
Total Liabilities and Shareholders’ Equity	$1,095,226			$1,321,045
Net Interest Income/Interest Rate Spread (4)		8,267	3.16%		9,214	2.96%
Tax equivalent adjustment		(843)			(1,016)
Net interest income as reported		$7,424			$8,198

Net Interest Margin (5)			3.27%			3.04%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2011 and 2010.
(2)	Loans are stated net of unearned income.
(3)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(5)	Net interest income as a percentage of total average interest earning assets.
(6)	Non-accrual loans are included in loans within interest-earning assets.
(7)	Loan fees included in interest income are not significant.

	Nine months ended September 30,			Nine months ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Interest-Earning Assets (2) (6)
Loans-taxable (7)	$700,280	$25,117	4.78%	$857,215	$32,638	5.08%
Loans-tax free (7)	36,873	1,938	7.01%	54,071	2,741	6.76%
Total Loans (1)(2)	737,153	27,055	4.89%	911,286	35,379	5.18%
Securities-taxable	136,382	2,704	2.64%	143,222	4,363	4.06%
Securities-tax free	117,194	6,179	7.03%	121,222	6,344	6.98%
Total Securities (1)(3)	253,576	8,883	4.67%	264,444	10,707	5.40%
Federal funds sold	57,918	96	0.22%	58,223	111	0.25%
Total interest-earning assets	1,048,647	36,034	4.58%	1,233,953	46,197	4.99%
Non interest-earning assets	106,365			123,857
Allowance for loan and lease losses	(24,218)			(26,114)
Total Assets	$1,130,794			$1,331,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	330,612	1,383	0.56%	346,329	2,720	1.05%
Savings deposits	90,571	242	0.35%	94,660	396	0.56%
Time deposits over $100,000	198,052	1,737	1.16%	218,785	2,772	1.63%
Other time deposits	240,631	3,661	2.02%	302,694	5,243	2.32%
Total Interest-bearing Deposits	859,866	7,023	1.08%	962,468	11,131	1.55%
Borrowed funds and other interest-bearing liabilities	120,670	4,038	4.44%	211,984	5,938	3.73%
Total Interest-Bearing Liabilities	980,536	11,061	1.50%	1,174,452	17,069	1.94%
Demand deposits	99,883			79,979
Other liabilities	15,622			13,433
Shareholders’ equity	34,753			63,832
Total Liabilities and Shareholders’ Equity	$1,130,794			$1,331,696
Net Interest Income/Interest Rate Spread (4)		24,973	3.08%		29,128	3.05%
Tax equivalent adjustment		(2,760)			(3,088)
Net interest income as reported		$22,213			$26,040

Net Interest Margin (5)			3.18%			3.15%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2011 and 2010.
(2)	Loans are stated net of unearned income.
(3)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(5)	Net interest income as a percentage of total average interest earning assets.
(6)	Non-accrual loans are included in loans within interest-earning assets.
(7)	Loan fees included in interest income are not significant.

The following table shows the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

	Three Months Ended September 30, 2011 Compared with September 30, 2010			Nine Months Ended September 30, 2011 Compared with September 30, 2010
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans (taxable)	$(1,878)	$(387)	$(2,265)	$(5,712)	$(1,809)	$(7,521)
Loans (tax-free) (1)	(323)	14	(309)	(843)	40	(803)
Investment securities (taxable)	(123)	(343)	(466)	(200)	(1,459)	(1,659)
Investment securities (tax-free)(1)	(235)	33	(202)	(210)	45	(165)
Federal funds sold	2	(12)	(10)	(1)	(14)	(15)
Total interest income	(2,557)	(695)	(3,252)	(6,966)	(3,197)	(10,163)

Interest expense:
Interest-bearing demand deposits	(105)	(488)	(593)	(129)	(1,208)	(1,337)
Savings deposits	(13)	(59)	(72)	(18)	(136)	(154)
Time deposits	(389)	(460)	(849)	(1,401)	(1,216)	(2,617)
Other interest-bearing liabilities	(1,267)	476	(791)	(2,901)	1,001	(1,900)
Total interest expense	(1,774)	(531)	(2,305)	(4,449)	(1,559)	(6,008)
Decrease in interest differential	$(783)	$(164)	$(947)	$(2,517)	$(1,638)	$(4,155)

(1)          Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the Allowance for Loan and Lease Losses (“ALLL”) considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL.  The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL.  A (credit) provision for loan and lease losses of $(0.5) million and $2.0 million was recorded for the three and nine month periods ended September 30, 2011, respectively, compared to $7.3 million and $17.0 million, respectively, for the same periods in the prior year.  The decrease of $7.8 million and $14.9 million for the three and nine month periods ended September 30, 2011 from the same periods in the prior year is the result of a reduction in charge-offs of classified credits and the $125.2 million reduction in gross loans.

During the nine months ended September 30, 2011, non-performing loans decreased $7.7 million to $20.7 million from $28.4 million at December 31, 2010.  Net charge-offs decreased $12.3 million to $1.5 million for the nine months ended September 30, 2011 from $13.8 million for the same period in 2010.  Non-performing loans primarily consist of loans secured by real estate.  Refer to “Financial Condition - Allowance for Loan and Lease Losses”.

Non-interest Income (Loss)

The Company recorded total non-interest income of $2.3 million for the three months ended September 30, 2011, an increase of $4.5 million from the $(2.2) million loss experienced during the comparable period in 2010.  The increase in non-interest income was primarily due to a $3.8 million increase in gain on sale of securities and a $1.2 million decrease in OTTI losses recorded on PreTSLs.  Non-interest income was $9.8 million for the nine months ended September 30, 2011, an increase of $10.5 million from the $(0.7) million loss for the nine months ended September 30, 2010.  The increase in non-interest income was primarily due to a $3.8 million decrease in OTTI losses recorded on PreTSLs, a $2.4 million increase in gain on sale of other real estate owned, and a $4.9 million increase in gain on sale of securities.

Non-interest Expense

Non-interest expense was $10.7 million for the three months ended September 30, 2011, an increase of $0.2 million from the $10.5 million at September 30, 2010.  Non-interest expense was $30.7 million for the nine months ended September 30, 2011, an increase of $4.5 million from $26.2 million for the nine months ended September 30, 2010.  The increase in non-interest expense for the nine-month period was primarily due to a $3.4 million increase in professional fees and a $1.7 million increase in legal expense both are attributable to increased regulatory compliance expenses.

Provision for Income Taxes

The Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009, and accordingly did not record a provision or benefit during the three or nine months ended September 30, 2011 and 2010.

FINANCIAL CONDITION

Assets

Total assets were $1.13 billion, at September 30, 2011, which is a decrease of $37.8 million, or 3.2%, from $1.17 billion at December 31, 2010.

Cash and Cash Equivalents

Total cash and cash equivalents increased $99.1 million, or 133.1%, during the nine months ended September 30, 2011 to $173.6 million.  The Company did not pay any dividends during the quarter ended June 30, 2011 as it suspended paying dividends to conserve capital and comply with regulatory requirements.

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

At September 30, 2011, the Company’s investment portfolio was comprised of U.S Government agency securities, tax-exempt and taxable obligations of states and political subdivisions, government sponsored agency and private label collateralized mortgage obligations, government sponsored agency residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”), corporate debt and equity securities.

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

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Obligations of U.S. government agencies	$8,124	$8,307
Obligation of state and political subdivisions	101,681	113,347
Collateralized mortgage obligations
Government sponsored agency	64,859	77,816
Private label	5,070	—
Residential mortgage-backed securities
Government sponsored agency	21,663	49,120
Pooled trust preferred senior class	1,453	1,422
Pooled trust preferred mezzanine class	2,027	1,647
Corporate debt securities	395	395
Equity secruities	1,009	1,012
Total	$206,281	$253,066

During 2010, the Company sold its entire portfolio of private label collateralized mortgage obligation securities to better manage and improve credit risk in its investment portfolio.  The Company used proceeds from these sales and cash provided by operations to purchase high quality U.S. Government guaranteed and U.S. Government agency sponsored mortgage-backed securities.  During the second quarter of 2011, the Company sold three of the PreTSLs in its securities portfolio to better manage and improve the credit risk in its investment portfolio.  During the third quarter of 2011, the Company sold certain of its investments in U.S. Government agency collateralized mortgage obligations (“CMOs”) and reinvested the proceeds in private label CMOs (“PLCMOs”) to reduce its exposure to prepayments and improve yield.  It also sold certain of its investments in obligations of state and political subdivisions that were callable and reinvested a portion of the proceeds in taxable municipal securities to reduce its interest rate risk.  Additionally, there were no single issuers with an aggregate amortized cost which exceeded ten percent (10%) of total shareholders’ equity.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on book value, at September 30, 2011 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—
Yield
Obligations of U.S. government agencies				8,124			8,124
Yield				5.62%			5.62%
Obligations of state and political subdivisions (1)		2,334	9,965	87,314			99,613
Yield		6.30%	6.42%	7.06%			6.23%
Corporate debt securities				395			395
Yield				0.99%			0.99%
Collateralized mortgage obligations:
Government sponsored agencies					64,859		64,859
Yield					3.75%		3.75%
Private label					5,070		5,070
Yield					6.62%		6.62%
Residential mortgage-backed securities:
Government sponsored agencies					21,663		21,663
Yield					5.04%		5.04%
Pooled Trust Preferred Senior Class				1,453			1,453
Yield				0.00%			0.00%
Pooled Trust Preferred Mezzanine Class				2,027			2,027
Yield				0.00%			0.00%
Equity securities (2)						1,009	1,009
Yield						4.72%	4.72%
Total available-for-sale maturities	$—	$2,334	$9,965	$99,313	$91,592	$1,009	$204,213
Weighted yield	0.00%	6.30%	6.42%	6.21%	4.22%	4.72%	5.35%

Held-to-maturity securities
Obligations of state and political subdivisions			2,068				2,068
Yield			4.82%
Total held-to-maturity securities	$—	$—	$2,068	$—	$—	$—	$2,068
Weighted yield	0.00%	0.00%	4.82%	0.00%	0.00%	0.00%	4.82%

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

Based on the Company’s evaluation at September 30, 2011, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of four PreTSLs.  The Company’s estimate of discounted cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings of $349 thousand for the nine months ended September 30, 2011.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At September 30, 2011, the amortized cost of the Company’s PreTSLs totaled $11.1 million with an estimated fair value of $3.5 million and is comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches and all possess credit ratings below investment grade.  During 2010, all of the pooled issues were downgraded further by either Moody’s or Fitch.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At September 30, 2011, three of these securities had no excess subordination and one had excess subordination which was 11.5% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at September 30, 2011:

							Actual
						Current	Deferrals /
			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
(in thousands)
PreTSL IX	$303,520	$322,983	$(19,463)	93.97%	N/A	35	31.0%	1.61%
PreTSL XI	401,465	441,612	(40,147)	90.91%	N/A	44	30.0%	1.86%
PreTSL XIX	507,281	538,861	(31,580)	94.14%	N/A	51	27.5%	1.89%
PreTSL XXVI	691,700	620,367	71,333	111.50%	11.50%	55	28.3%	1.31%

The following list details information for each of the Company’s PreTSLs at September 30, 2011:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Cost	Value	Gain/Loss	Ratings	Quarter to Date	Year to Date	Impairment
(in thousands)
PreTSL IX	Mezzanine	$1,320	$444	$(876)	Ca/C	$—	$—	$1,680
PreTSL XI	Mezzanine	1,574	543	(1,031)	Ca/C	—	—	3,426
PreTSL XIX	Mezzanine	4,363	1,039	(3,324)	Ca/CC	—	349	2,813
PreTSL XXVI	Senior	3,869	1,454	(2,415)	B1/CCC	—	—	251
Total		$11,126	$3,480	$(7,646)		$—	$349	$8,170

The Company’s PreTSLs are evaluated for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2011.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $103 thousand and $311 thousand, respectively, to the $349 thousand impairment charge taken during the first nine months of 2011.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings of $0 and $349 thousand for the three and nine months ended September 30, 2011.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)

	2011	2010
Beginning Balance, January 1	$22,598	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	349	4,106
Less: Sale of Private Label CMOs for which OTTI was previously recognized	—	(2,322)
Less: Sale of PreTSLs for which OTTI was previously recognized	(14,777)	—
Ending Balance, September 30	$8,170	$22,433

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $10.1 million and $11.6 million at September 30, 2011 and December 31, 2010, respectively.  FRB stock of $1.3 million is included in Other Assets at September 30, 2011 and December 31, 2010.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2011.

Loans

The net loan balance declined during the nine months ended September 30, 2011 primarily as a result of payoffs, and transfers to OREO.  Net loans declined $78.0 million, or 10.6%, to $657.9 million at September 30, 2011 from $735.8 million at December 31, 2010.  Net loans represented 58.2% of total assets at September 30, 2011, compared to 63.0% at December 31, 2010.  Historically, commercial lending activities have represented a significant portion of the Company’s loan activities.  This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, construction, land acquisition and development, residential real estate, and home equity loans, declined by $44.5 million, or 9.6% to $421.3 million at September 30, 2011, from $465.9 million at December 31, 2010.  Real estate secured loans as a percentage of total gross loans was 61.9% at September 30, 2011 compared to 61.5% at December 31, 2010.

Commercial and industrial loans decreased $20.6 million, or 10.4%, during the year from $197.7 million at December 31, 2010 to $177.1 million at September 30, 2011.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The decrease was primarily a reduction in borrowings under revolving line of credit facilities within the portfolio.  Loans secured by commercial real estate increased $232 thousand, or 0.1%, from $256.3 million at December 31, 2010 to $256.6 million at September 30, 2011.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  Construction, land acquisition and development loans decreased $41.3 million, or 53.4%, during the year from $77.4 million at December 31, 2010 to $36.1 million at September 30, 2011.  The decrease in construction land acquisition and development loans is primarily attributable to charge-offs, transfers to OREO and a decrease in lending in this segment.

Residential real estate loans decreased $5.9 million, or 6.7%, during the year from $87.9 million at December 31, 2010 to $82.1 million at September 30, 2011.  The components of residential real estate loans include fixed and variable rate mortgage loans.

The Company continues to adhere to a philosophy of underwriting fixed rate purchases and refinancing of residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.

Consumer loans decreased $1.4 million, or 1.3%, during the year from $110.9 million at December 31, 2010 to $109.5 million at September 30, 2011.  The decrease is primarily attributable to paydowns.

Loans to state and political subdivisions decreased $8.4 million, or 30.3%, during the year from $27.7 million at December 31, 2010 to $19.3 million at September 30, 2011.  The decrease in loans to state and political subdivisions was due to paydowns.

Details regarding the loan portfolio are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Residential real estate	$82,074	$87,925
Commercial real estate	256,559	256,327
Construction, land acquisition and development	36,058	77,395
Commercial and industrial	177,082	197,697
Consumer	109,471	110,853
State and political subdivisions	19,340	27,739
Total loans, gross	$680,584	$757,936
Unearned discount	(174)	(332)
Net deferred loan fees and costs	546	784
Allowance for loan and lease losses	(23,106)	(22,575)
Loans, net	$657,850	$735,813

Loan Concentrations:  At September 30, 2011 and December 31, 2010, the Company’s loan portfolio was concentrated in the following industries.  The majority of loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Company.

	September 30, 2011		December 31, 2010
(in thousands)	Amount	% of gross loans	Amount	% of gross loans
Land subdivision	21,546	3.17%	29,518	3.89%
Shopping centers/complexes	18,972	2.79%	26,298	3.47%
Gas stations	17,496	2.57%	18,289	2.41%
Office complexes/units	16,166	2.38%	16,842	2.22%
Solid waste landfills	42,270	6.21%	52,270	6.90%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL.  The ALLL is established through a provision for loan losses charged to earnings.

The Company manages credit risk through the efforts of loan officers, the loan review function, and the Loan Quality and the ALLL management committees as well as oversight from the board of directors, along with the application of policies and procedures designed to foster sound underwriting and credit monitoring practices.  Management continually evaluates this process to ensure it is reacting to problems in the loan portfolio in a timely manner.  Although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond the Company’s control.

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

The following table reflects non-performing loans, OREO and performing TDRs at the dates noted:

	September 30,	December 31,
(in thousands)	2011	2010
Non-accrual loans	$20,665	$28,267
Loans past due 90 days or more and still accruing	29	99
Total Non-Performing Loans	20,694	28,366
Other Real Estate Owned	7,830	9,633
Total Non-Performing Loans and OREO	28,524	37,999
Performing TDRs	5,509	2,513
Non-performing loans as a percentage of gross loans	3.04%	3.74%

	September 30,	December 31,
(in thousands)	2011	2010
Loans with no allocated allowance for loan and lease losses	$7,614	$19,805
Loans with allocated allowance for loan and lease losses	17,050	10,124
Total balance of loans considered impaired	$24,664	$29,929

In the nine months ended September 30, 2011, total non-performing loans and OREO decreased $9.5 million, or 24.9%, from $38.0 million at December 31, 2010 to $28.5 million at September 30, 2011, as the effects of the prolonged economic downturn continued to impact individual and business customers of the Company.  Non-performing loans and OREO represented 73.3% of shareholders’ equity at September 30, 2011, as compared to 118.5% of shareholders’ equity at December 31, 2010.  The decrease in non-performing loans and OREO as a percentage of shareholders’ equity was driven primarily as a result of the $9.5 million reduction in non-performing loans and OREO coupled with an increase in the Company’s equity as a result of a $7.6 million decrease in unrealized holding losses on the Company’s available-for-sale securities.

The additional interest income that would have been earned on non-accrual and restructured loans for the three months ended September 30, 2011 and 2010 in accordance with their original terms approximated $300 thousand and $800 thousand, respectively, and for the nine months ended September 30, 2011 and 2010 approximately $1.7 million and $2.1 million, respectively.

Changes in non-performing loans for the periods indicated are as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2011
Balance at beginning of period	$26,861	$28,366
Newly placed on non-accrual	744	8,312
Loans past due 90 days or more and still accruing	(45)	29
Transferred to OREO	(983)	(3,339)
Transfer to accruing	(2,979)	(2,979)
Additional charge-offs	(680)	(1,894)
Loan payments	(498)	(1,348)
Loan sold	(1,726)	(6,453)
Balance at end of period	$20,694	$20,694

During the three months ended September 30, 2011, the non-sold portion of a government guaranteed loan secured by commercial real estate in the amount of $900 thousand and a land development loan secured by a residential subdivision in the amount of $400 thousand were transferred to OREO.

During the three months ended September 30, 2011, a participation in an out of area real estate bridge loan made to a non-Bank related customer in the amount of $1.7 million was sold.

During the three months ended September 30, 2011, loans made to a borrower all secured by commercial real estate in the aggregate amount of $3.0 million were returned to accrual status.

During the nine months ended September 30, 2011, a $7.0 million credit was placed on non-accrual status.  This credit represents a commercial loan secured by both commercial real estate and a partial guarantee from a government agency.  This credit was written down to $5.8 million as of September 30, 2011.  Additionally, $90 thousand of the allowance for loan and lease losses is allocated to this credit.

During the nine months ended September 30, 2011, a term loan and line of credit secured by commercial real estate in the amount of $1.8 million was transferred to OREO.

During the nine months ended September 30, 2011, a land development loan secured by a residential subdivision in the amount of $2.2 million and a participation in an out of area real estate bridge loan which was secured by real estate in the amount of $2.5 million were sold.

The following table outlines delinquency within the Company’s loan portfolio:

	September 30,	December 31,
	2011	2010
30-59 days	0.63%	0.52%
60-89 days	0.24%	0.16%
90 + days	0.00%	0.01%
Non-accrual	3.04%	3.74%
Total delinquencies	3.91%	4.43%

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

As of September 30, 2011, the Company’s ratio of nonperforming loans to total gross loans was 3.04% compared to the 3.74% reported as of December 31, 2010.  The Company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment. The increase in the ratio is primarily a result of the decrease in the loan portfolio.

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

The Company’s ALLL consists of both specific and general components.  At September 30, 2011, the ALLL that related to impaired loans was $1.1 million, or 4.6%, of the total ALLL.  The ALLL also included a general allocation of $22.0 million, which represented 95.4% of the total ALLL of $23.1 million.  The ratio of the ALLL to total loans at September 30, 2011 and December 31, 2010 was 3.40% and 2.98%, respectively, based on total loans of $680.6 million and $757.9 million, respectively.

The following table presents an allocation of the ALLL and percent of loans in each category at September  30, 2011 and December 31, 2010:

Allocation of the Allowance for Loan Losses

(in thousands)

	September 30, 2011		December 31, 2010
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,961	12.06%	$2,175	11.60%
Commercial real estate	12,033	37.70%	9,640	33.82%
Construction, land acquisition & development	3,041	5.30%	4,170	10.21%
Commercial and industrial	4,379	26.02%	4,851	26.08%
Consumer	1,403	16.08%	1,173	14.63%
State and political subdivision	289	2.84%	566	3.66%
Total	$23,106	100.00%	$22,575	100.00%

The following table outlines the changes in the allowance for loan and lease losses for the three months and nine months ended September 30, 2011 and 2010:

	Analysis of the Allowance for Loan Losses
	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Balance at the beginning of the period	$23,701	$27,378	$22,575	$22,458

Provision for loan losses	(462)	7,311	2,047	16,993

Loans Charged Off:
Residential real estate	(871)	(16)	(1,152)	(16)
Commercial real estate	(252)	(596)	(2,085)	(2,238)
Construction, land acquisition and development	(171)	(4,085)	(177)	(6,500)
Commercial and industrial	(52)	(2,859)	(176)	(3,183)
Consumer	(227)	(204)	(564)	(688)
State and political subdivisions	—	(1,560)	—	(1,560)

Total loans charged-off	(1,573)	(9,320)	(4,154)	(14,185)

Recoveries:
Residential real estate	20	7	34	18
Commercial real estate	14	117	38	144
Construction, land acquisition and development	1,236	5	2,059	5
Commercial and industrial	72	61	319	70
Consumer	98	64	188	120
State and political subdivisions	—	—	—	—

Total recoveries	1,440	254	2,638	357

Net charge-offs	(133)	(9,066)	(1,516)	(13,828)

Balance at end of period	$23,106	$25,623	$23,106	$25,623

Ratio of net charge-offs during the period as a percentage of average loans outstanding during the period	0.02%	1.03%	0.21%	1.52%
Ratio of allowance for loan losses as a percentage of gross loans at end of period	3.40%	3.18%	3.40%	3.18%

Other Real Estate Owned

OREO totaled $7.8 million at September 30, 2011, which is a decrease of $1.8 million from $9.6 million at December 31, 2010.  OREO consisted of 29 properties at September 30, 2011 and 28 properties at December 31, 2010.  Seven of the properties held in OREO at September 30, 2011 totaled $5.0 million and represented 63.3% of the total.  Included in OREO are five properties totaling $798 thousand, or 10.2%, of OREO, located outside of the Company’s general market area.  Additionally, $6.3 million, or 80.6%, of OREO is located in the Pocono Mountains region located within the Company’s primary market area that has been hit particularly hard during the current economic recession.

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

The following table reflects the roll forward of OREO for the nine months ended September 30, 2011 and 2010:

	September 30,
(in thousands)	2011	2010
Balance, beginning of year	$9,633	$11,184
Additions	3,339	5,782
Write-downs	(1,134)	(2,533)
Carrying value of OREO sold	(4,008)	(3,248)
Balance, end of period	$7,830	$11,185

The following table reflects a breakdown of OREO for the periods presented:

	September 30,	December 31,
(in thousands)	2011	2010

Land/Lots	$5,551	$8,357
Commercial Real Estate	2,101	1,086
Residential Real Estate	178	190
Total	$7,830	$9,633

Liabilities

Total liabilities were $1.09 billion at September 30, 2011, a decrease of $44.7 million, or 3.9%, from $1.14 billion at December 31, 2010.  The decrease is primarily attributable to the decrease in borrowed funds, which decreased $50.2 millon, or 36.5%, as the Company used the proceeds generated by net loan repayments to pay down FHLB advances.

Equity

Total shareholders’ equity increased $6.9 million, or 21.5%, to $38.9 million at September 30, 2011 from $32.1 million at December 31, 2010.  The increase is primarily due to a $7.6 million reduction in accumulated other comprehensive loss from $12.1 million at December 31, 2010 to $4.5 million at September 30, 2011.  The decrease in accumulated other comprehensive loss was primarily attributed to the increase in the fair value of securities held in the available-for-sale portfolio.  Book value per common share was $2.37 at September 30, 2011 compared to $1.95 at December 31, 2010.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks and federal funds sold) are the Company’s most liquid assets.  At September 30, 2011, cash and cash equivalents totaled $173.6 million, an increase of $99.1 million from $74.5 million at December 31, 2010.  Investing activities provided $143.7 million and operating activities provided $16.3 million of cash and cash equivalents during the year, while financing activities utilized $50.8 million.  The cash flows provided by investing activities were largely attributable to the proceeds from sales of investment securities totaling $50.6 million, proceeds from maturities, calls and principal payments of investment securities totaling $22.1 million, and net decrease in loans to customers totaling $68.6 million.  The $50.8 million used by financing activities was primarily attributed to $50.0 million of net repayments of FHLB borrowings.  The funds provided by operating activities pertain to interest payments received on loans and investments.

Interest Rate Risk

Our consolidated statements of financial position have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of our interest-

earning assets which could adversely affect our results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in our shareholders’ equity, if such securities were retained.

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The fair value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2011. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2011 remained constant.  The impact of the rate movements were developed by simulating the effect of rates changing over a three-month period from the September 30, 2011 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	3.71%	(12.39)%

Economic value at risk:
Percent change in economic value of equity	(16.35)%	4.64%

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

For the three and nine month periods ended September 30, 2011, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s exposure to market risk during the first nine months of 2011.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K, for the year ended December 31, 2010.

ITEM 4 — CONTROLS AND PROCEDURES

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that, as of December 31, 2010, it had identified a material weaknesses in its internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  While the Company made progress in remediating the deficiencies in its internal controls over financial reporting relating to the weaknesses noted in its 2010 Annual Report, all actions were not fully implemented and there was an insufficient period of time to determine whether those processes that were implemented were operating effectively as of September 30, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinements. Except for refinements necessary to correct the deficiencies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, there have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2011that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures

Note applicable

Item 5 - Other Information.

None.

Item 6 — Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2005)
Exhibit 3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on April 6, 2012)
Exhibit 4.1	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed with the Commission on August 28, 2009)
Exhibit 4.2	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2009)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1+	Certification of Chief Executive Officer and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 101.INS	XBRL Instance Doucment
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

+ Furnished Herewith

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