Form 10-K
period 2011-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-08-10
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $38,465,949 at June 30, 2011

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,442,119 shares of common stock as of August 6, 2012

PART 1

Item 1.  Business

Unless the context otherwise requires, we use the terms “Company,” “we,” “us,” and “our” to refer to First National Community Bancorp, Inc. and its subsidiaries.  In certain circumstances, however, First National Community Bancorp, Inc. uses the term “Company” to refer to itself.

Overview

The Company

The Company is a Pennsylvania corporation, incorporated in 1997 and is registered as a bank holding company under the Bank Holding Company Act (“BHCA”) of 1956, as amended.  The Company became an active bank holding company on July 1, 1998 when it acquired ownership of First National Community Bank (the “Bank”).  The Bank is a wholly-owned subsidiary of the Company.

The Company’s primary activity consists of owning and operating the Bank, which provides customary retail and commercial banking services to individuals and businesses.  The Bank provides practically all of the Company’s earnings as a result of its banking services.

The Bank

The Bank was established as a national banking association in 1910 as “The First National Bank of Dunmore.”  The Bank changed its name to “First National Community Bank” effective March 1, 1988.  The Bank’s operations are conducted from 21 branches located in Lackawanna, Luzerne, Wayne, and Monroe Counties, Pennsylvania.

The Bank offers many traditional banking services to its customers which are further detailed below.

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

Lending Activities

The Bank offers a full range of products to individuals and businesses generally within its market area.  The Bank offers a variety of loans, including residential real estate loans, construction, land acquisition and development loans, commercial real estate loans, commercial and industrial loans, loans to state and political subdivisions, and consumer loans.

The Bank strives to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences.  Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment and obtaining collateral that is margined to minimize loss in the event of liquidation. Management actively monitors the loan portfolio.  As part of prudent credit risk management, the Bank identifies and manages concentration risk.  Concentration risk may exist with one borrower, an affiliated group of borrowers, borrowers engaged in or dependent on an industry, or other borrower characteristics which create a concentration.  Concentrations of credit are not necessarily undesirable and may occur as a result of market characteristics, or the existence of a particular Bank program, or expertise with respect to the type of particular Bank program or expertise with respect to the type of customer being served.  These pools of loans having similar characteristics are analyzed by management while considering the Bank’s portfolio objectives and risk tolerances.  Concentration limits are established based upon an assessment of size and risk.

Residential Mortgage Loans

The Bank offers fixed and variable rate one-to-four-family residential loans.  Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property.  The Bank will generally require the mortgagee to purchase Private Mortgage Insurance (“PMI”) if the amount of the loan exceeds the 80% loan to value ratio.  The interest rates for the variable rate loans are adjusted to a percentage above the one year treasury rate.  The Bank may sell loans and retain servicing when warranted by market conditions.  The Bank also offers a rate lock product that allows the borrower to lock in their interest rate at the time of application as well as at the time of commitment.  Residential mortgage loans are generally smaller in size and have homogeneous characteristics.  During 2011 and 2010, the volume of customers who exercised the option to lock the rate was minimal.  At December 31, 2011, one-to-four family residential mortgage loans totaled $80.1 million, or 11.8%, of our total loan portfolio.

Construction, Land Acquisition and Development Loans

The Bank offers interim construction financing secured by residential property for the purpose of constructing one-to-four family homes.  The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner occupied structures and for land acquisition.  At December 31, 2011, construction, land acquisition and development loans of $33.5 million represented 4.9% of the total loan portfolio.  The Bank’s construction program offers either short-term interest only loans that require the borrower to pay interest only during the construction phase with a balloon payment of the principal outstanding at the end of the construction period, or interest-only during construction with a conversion to amortizing principal and interest when the construction is complete.  Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%.  Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value.

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

Commercial Real Estate Loans

At December 31, 2011, commercial real estate loans totaled $256.5 million, or 37.7%, of the Bank’s total loan portfolio.  Commercial real estate mortgage loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances.

The commercial real estate loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions.  The Bank’s commercial real estate portfolio consists of owner occupied properties and non-owner occupied properties and includes the personal guarantees of the principals when deemed necessary.  Owner occupied properties of $123.7 million represents 48.2% of the commercial real estate mortgage loan portfolio, and non-owner occupied properties of $122.8 million represents 47.9% of the commercial real estate mortgage loan portfolio.  The remaining $10.0 million, or 3.9%, of the commercial real estate portfolio is comprised of loans secured by multifamily properties and farm land.

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

Commercial and Industrial Loans

The Bank offers commercial loans to individuals and businesses located in our primary market area.  The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans.  These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.  At December 31, 2011, commercial and industrial loans totaled $174.2 million, or 25.6%, of the Bank’s total loan portfolio.  With respect to industry concentrations in our commercial and industrial loans, loans to borrowers in the solid waste landfill industry totaled $42.3 million, of which 96.0% is to related parties and is secured by cash.

The Bank offers various rates and terms for commercial loans.  These loans also generally require the personal guarantee of the principals when deemed necessary.  Most lines of credit are primarily issued for one year time periods and are renewable annually thereafter at the discretion of the Bank.  Most other commercial loans range in terms from one year to seven years.

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

Consumer Loans

Consumer loans include both secured and unsecured installment loans, personal lines of credit and overdraft protection loans.  The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. At December 31, 2011, consumer indirect auto loans totaled $63.7 million, or 9.4%, of the Bank’s total loan portfolio.  The Bank also offers VISA personal credit cards, although it does not underwrite these VISA personal credit cards and assumes no credit risk.

The Bank offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property.  Home equity loans have fixed rates of interest and are for terms up to 15 years.  Equity lines of credit have adjustable interest rates and are based upon the prime interest rate.  Consumer loans are generally smaller in size and exhibit homogeneous characteristics.  The Bank holds a first or second mortgage position on the homes that secure its home equity loans and lines of credit.  At December 31, 2011, consumer installment home equity loans totaled $48.1 million, or 7.1%, of the total loan portfolio.

State and Political Subdivision Loans

The Bank originates loans to state and political subdivisions primarily to municipalities in the Bank’s market area. At December 31, 2011, state and political subdivision loans totaled $23.5 million, or 3.5%, of the Bank’s loan portfolio.

Loan Originations, Sales, Purchases and Participations

Loan originations generally are from the Bank’s market area and are originated by the Bank; however, from time to time the Bank participates in loans originated by other banks that supplement its loan portfolio.  As of December 31, 2011, the Bank participated in approximately 19 loans with a total outstanding balance of $14.5 million and total commitments of $30.3 million. Over the past seven years, the Bank participated in seven commercial real estate loans with a financial institution headquartered in Minneapolis, Minnesota and the majority of those participations related to loans for projects located outside of the Company’s general market area.  As of December 31, 2011, the Company had outstanding participations in two out-of-area loans secured by commercial real estate, one located in Florida and one in western Pennsylvania.  The Florida loan is now held in OREO, and the Pennsylvania loan is classified as an accruing substandard loan.  Two other such loans were paid in full prior to 2011.  During 2011, two additional loans were paid off and one of the properties, which had been held in OREO, was sold.  The Bank is not usually the lead lender in these participations but underwrites these loans using the same criteria it uses for market loans it originates.  The Bank does not service the loans in these purchased participations and is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

The Bank originates one-to-four family mortgage loans for sale in the secondary market.  During the year ended December 31, 2011, the Bank sold $28.1 million of one-to-four family mortgages.  The Bank retains servicing rights on these mortgages.

Out of Area Lending Activity

The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  As of December 31, 2011, as referenced above, the commercial real estate portfolio included $42.1 million, or 6.2%, of total loans secured by real estate located outside Pennsylvania, including loan participations previously noted.  Geographic concentrations exist because the Company provides a full range of banking services, including commercial, consumer, and mortgage loans to individuals and corporate customers in its market areas in Pennsylvania.  Management believes that its current underwriting guidelines and ongoing review by loan review mitigates risk of geographic concentrations.

Asset Management

Asset management services are available at the Bank. Customers are able to access alternative products such as mutual funds, annuities, stocks, and bonds directly for purchase from an outside provider.

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

Supervision and Regulation

We participate in a highly regulated industry and are subject to a variety of statutes, regulations and policies, as well as ongoing regulatory supervision and review.  These laws, regulations and policies are subject to frequent change and we take measures to comply with applicable requirements.

Supervisory Actions

In 2010, the Company and the Bank entered into regulatory agreements with their respective federal regulators.  Set forth below is a summary description of the material terms of the regulatory agreements.  The Company and the Bank have made significant efforts to comply with each of the provisions of the Order and Agreement.  Based on their discussions with the OCC and the Reserve Bank and their efforts to date, the Company and the Bank believe they have achieved full compliance, and made substantial progress towards compliance, with certain of the requirements of the Consent Order dated September 1, 2010 (the “Order”) issued by the Office of the Comptroller of the Currency (the “OCC”) and the Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”), but, as of the date of this report, neither the Company nor the Bank is yet in full compliance with all of  the requirements.  Furthermore, there can be no assurance that the OCC or the FRB will deem their actions to be adequate, that further compliance actions will not be required, or that they will be able to satisfy all of the requirements.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010 without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator.  The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term.  The Order is based on the results of an examination of the Bank as of March 31, 2009.  Since the examination, management has engaged in discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank.  Compliance with the Order is to be monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports on a monthly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are as follows:

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

During the years ended December 31, 2011 and December 31, 2010, the Company incurred approximately $1.0 million and $1.4 million, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company expects to continue to experience increased costs related to compliance with these regulatory agreements, primarily as a result of increased head count and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will decrease from the 2011 level, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

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

The Company

The Company is a bank holding company registered with, and subject to regulation by, the Reserve Bank and the Federal Reserve Board (“FRB”).  The Bank Holding Company Act of 1956, as amended (the “BHCA”) and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices.

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

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries.  A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities that the FRB has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.  The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern.  Some of the activities that the FRB has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

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

The Bank

The Bank, as a national bank, is a member of the Federal Reserve System and its accounts are insured up to the maximum legal limit by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to regulation, supervision and regular examination by the OCC.  The regulations of these agencies and the FDIC govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.  State laws may also apply to the Bank to the extent that federal law does not preempt the state law.  The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

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

The Bank’s total capital to risk weighted assets ratio at December 31, 2011 and 2010 was 11.73% and 9.83%, respectively.  The Tier I capital to risk weighted assets ratio at December 31, 2011 and 2010 was 10.46% and 8.56% respectively.  The Tier I capital to average assets ratio at December 31, 2011 and 2010 was 7.20% and 6.06%, respectively.  Under the Order, the Bank is required to achieve a total capital ratio of 13% and a Tier I capital to average assets ratio of 9% by November 30, 2010.  As of December 31, 2011, the Bank had not achieved these ratios.  On January 27, 2011, the Company announced that its Board of Directors retained Sandler O’Neill + Partners, L.P. as its financial adviser to assist the Company in evaluating possible capital and strategic alternatives.

The Company’s total capital ratio at December 31, 2011 and 2010 was 11.35% and 10.13%, respectively.  The Tier I capital to risk weighted assets at December 31, 2011 and 2010 was 6.85% and 6.03%, respectively.  The Tier I capital to average assets at December 31, 2011 and 2010 was 4.72% and 4.27%, respectively.

Proposed Changes in Capital Requirements.  In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased-in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The FRB, the FDIC and the OCC issued a joint Notice of Proposed Rulemaking in June 2012 (the “Basel III Notice”), which proposes to implement Basel III under regulations substantially consistent with the above.  One additional proposed change from current practice proposed in the Basel III Notice, included as part of the definition of CET1 capital, would require banking institutions to generally include the amount of Additional Other Comprehensive Income (which primarily consists of unrealized gains and losses on available for sale securities which are not required to be treated as OTTI, net of tax) in calculating regulatory capital. The Basel III Notice also proposes a 4% minimum leverage ratio.

Additionally, the FRB, the FDIC and the OCC issued a second Notice of Proposed Rulemaking in June 2012 (the “Standardized Approach Notice”) which would change the manner of calculating risk weighted assets.  Under this Notice, new methodologies for determining risk-weighted assets in the general capital rules are proposed, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans, potential changes in the weighting of residential mortgage loans depending on the risk characteristics of the loan; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

The components of the Basel III framework remain subject to revision or amendment, as are the rules proposed by the U.S. regulatory agencies in the Basel III Notice and Standardized Approach Notice.  Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010, and as proposed in the Basel III Notice and Standardized Approach Notice. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets, and changes in the manner of calculating risk weighted assets, could adversely impact our net income and return on equity.

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

The Basel III Notice also proposes a change in the prompt corrective action capital requirements, effective in 2015.  Under the proposal,  an institution would be deemed to be: (i) “well capitalized” if it has a total risk based capital ratio of 10.0% or more, a Tier 1 risk based capital ratio of 8.0% or more, a CET1 risk based capital ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more; (ii) “adequately capitalized” if it has a total risk based capital ratio of 8.0% or more, a Tier 1 risk based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more; (iii) “undercapitalized” if it has a total risk based capital ratio of less than 8.0%, a Tier 1 risk based capital ratio of less than 6.0%, a CET1 risk based capital ratio of less than 4.5%, and a leverage capital ratio of less than 4.0%; (iv) “significantly undercapitalized” if it has a total risk based capital ratio of less than 6.0%, a Tier 1 risk based capital ratio of less than 4.0%, a CET1 risk based capital ratio of less than 3.0%, and a leverage capital ratio of less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is less than or equal to 2.0%.  Tangible equity would be defined for this purpose as Tier 1 capital (common equity tier 1 capital plus any additional Tier 1 capital elements) plus any outstanding perpetual preferred stock that is not already included in Tier 1 capital.

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

The Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) makes significant changes to the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.  The federal agencies are given significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.  Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete, the following provisions are considered to be of greatest significance to the Company:

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadened the base for FDIC insurance assessments.  Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  The Dodd-Frank Act eliminated the statutory prohibition against the payment of interest on business checking accounts, effective in July 2011.

An insured institution is required to pay deposit insurance premiums on its assessment base in accordance with its risk category.  There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.  The FDIC may also impose special assessments from time to time.

Additionally, the Bank has elected to participate in the FDIC program whereby noninterest-bearing transaction account deposits will be insured without limitation through at least December 31, 2012.  At December 31, 2010, the Bank was required to pay an additional premium to the FDIC of .25 basis points on the amount of balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. During the nine months ended September 30, 2011, the assessment rate was .3191 basis points. Effective for the quarter ended December 31, 2011, the assessment base changed to average consolidated total assets less average tangible equity during the assessment period.  The assessment rate during the quarter ended December 31, 2011 was .23 basis points.

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

Employees

As of December 31, 2011, the Company and the Bank employed 336 persons, including 58 part-time employees.

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

Item 1A.  Risk Factors.

We are subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject us to higher costs and lower shareholder returns.

The banking industry is subject to extensive regulation and supervision that govern almost all aspects of its operations. The extensive regulatory framework is primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Company and Bank are regulated and supervised by the OCC and the FRB. Compliance with applicable laws and regulations can be difficult and costly and puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The Company’s regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. The Company’s industry is facing increased regulation and scrutiny as a result of the financial crisis in the banking and financial markets. The Company and the Bank are subject to the requirements of the Order and the Agreement, which regulatory agreements require that we take extra actions and meet certain standards by the dates set forth in these agreements. Neither the Bank nor the Company is yet in compliance with all the requirements. Any failure to comply with the Order or the Agreement and any failure to comply with, or any change in, any other applicable regulation and supervisory requirement, or change in regulation or enforcement by such authorities, whether in the form of policies, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, its subsidiary bank and other affiliates, and its operations. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.  Any failure to comply with such regulation or supervision could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The impact of recent legislation, proposed legislation, and government programs designed to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change. In addition, the failure of financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition and results of operations.

New or changed legislation or regulation and regulatory initiatives could subject us to increased regulation, increase our costs of doing business and adversely affect us.

Changes in federal and state legislation and regulation may affect our operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on our industry.  The Dodd-Frank Act has implemented, and is expected to further implement, significant changes to the U.S. financial system, including providing for the creation of a consumer protection division at the FRB that will have broad authority to issue regulations governing the services and products we provide to consumers.  This additional regulation could increase our compliance costs and otherwise adversely affect our operations. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of our operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company’s cost of doing business and otherwise affect our operations, may significantly affect the markets in which the Company does business, and could have a materially adverse effect on the Company.

In addition, recent government responses to the condition of the global financial markets and the banking industry has, among other things, increased our costs and may further increase our costs for items such as federal deposit insurance. The FDIC insures deposits at FDIC-insured institutions, such as the Bank, up to applicable limits. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC would pay all deposits of a failed bank up to the insured amount from the Deposit Insurance Fund. Increases in deposit insurance premiums could adversely affect the Company’s net income.

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

The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past years, with falling home prices and high levels of foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, non-performing assets, which are comprised of non-performing investments, non-performing loans and other real estate owned, totaled $30.7 million and represented 76.9% of shareholders’ equity as of December 31, 2011 as compared to $41.0 million and 127.9% of equity as of December 31, 2010.  Although non-performing assets as a percentage of shareholders’ equity decreased, the percentage remains elevated, and further deterioration in economic conditions in our markets could drive loan losses beyond that which is provided for in the Company’s ALLL, which would necessitate further increases in the provision for loan and lease losses, which, in turn, would reduce the Company’s earnings and capital.  In addition, further deterioration in general economic conditions could also negatively impact the financial condition of the banks and insurance companies on whose ability to pay interest on their debt that collateralizes our investment in trust preferred securities, which would necessitate further increases in impairment charges, which in turn, would also reduce the Company’s earnings and capital.  The Company may also face the following risks in connection with the economic environment:

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

•                  the methodologies the Company used to establish the ALLL rely on complex judgments, including forecasts of economic conditions, that are inherently uncertain and may be inadequate;

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

Management determined that the Company’s internal control over financial reporting was not effective at December 31, 2011.  Management previously determined that disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In 2011, management identified a material weakness with respect to the financial close process.  Management detected errors with respect to accounting for other real estate owned (“OREO”) property taxes and the evaluation of subsequent events related to OREO valuation.  Corrections for these errors resulted in adjustments to increase expenses by approximately $1.2 million.  As a result of these errors, management concluded that the Company did not maintain effective controls over the financial close process.

The Company’s remediation efforts with respect to the material weakness at December 31, 2011 are underway and are expected to be completed in the near future, however, the Company’s material weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.  Additionally, although the Company has taken steps to make the necessary improvements to remediate the deficiencies it has identified, we cannot be certain that other deficiencies will not be identified or that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future. Any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the 1934 Act in a timely manner, and require us to incur additional costs and to divert management resources.

Additionally, any further ineffective internal controls over financial reporting could result in restatements in the future and further increased regulatory scrutiny as well as cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading value of our securities and our ability to raise capital.

The Company is subject to lending risk.

As of December 31, 2011, approximately 42.7% of the Company’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  All non-performing loans totaled $19.9 million, or 2.9% of total gross loans, as of December 31, 2011, and $28.3 million, or 3.7% of total gross loans, as of December 31, 2010.  An increase in non-performing loans could result in an increase in the provision for possible loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s financial condition and results of operations.  The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations.  As such, general economic conditions, nationally and in our primary market area, will have a significant impact on our results of operations.  To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank.  To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default.  To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates the Company must pay for deposits increase while interest income is flat.  Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Our concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of our loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of our loans are to borrowers in that area. The Company also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land related loans for residential and commercial developments. At December 31, 2011, $416.7 million, or 61.3%, of our gross loans were secured by real estate, primarily commercial real estate.  Management has taken steps to mitigate the Company’s commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $33.5 million, or 4.9%, were construction, land acquisition and development loans.  Construction, land acquisition and development loans have the highest risk of uncollectability.  An additional $174.2 million, or 25.6%, of portfolio loans were commercial and industrial loans not secured by real estate.  Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayments of these loans often depend on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions.  With respect to industry concentrations, in our commercial and industrial loans, loans to borrowers in the solid waste landfill industry totaled $42.3 million of which 96.0% constitutes loans to related parties and is secured by cash. While the Company believes that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in the Company’s general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, the Company would likely experience lower earnings or losses.  Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Commercial real estate, commercial and industrial and construction, land acquisition and development loans tend to have larger balances than single family mortgages loans and other consumer loans.  Because the loan portfolio contains a significant number of commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing assets. An increase in non-performing loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

Guidance adopted by federal banking regulators provides that banks having concentrations in construction, land development or commercial real estate loans are expected to have and maintain higher levels of risk management and, potentially, higher levels of capital, which may adversely affect shareholder returns, or require us to obtain additional capital sooner than the Company otherwise would.  Excluded from the scope of this guidance are loans secured by non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $87.4 million as of December 31, 2011, of which approximately 74.8% were secured by cash.  Of those, loans in the amount of $244 thousand were not performing in accordance with the terms of the loan agreements.  Also, as of December 31, 2011, additional loans to directors, officers and their related parties in the amount of $702 thousand were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.  (Please refer to Note 14 — Related Party Transactions to our consolidated financial statements included in Item 8 of this report and “Transactions with Related Persons” included in Item 13 of this report for more detail.)

Our financial condition and results of operations would be adversely affected if our ALLL is not sufficient to absorb actual losses or if we are required to increase our ALLL.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance would materially decrease its net income. At December 31, 2011, the ALLL totaled $20.8 million, representing 3.1% of total loans.

Although the Company believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the current economic environment and the state of the real estate market.  The assessment of future performance of the loan portfolio is inherently uncertain.  The Company can give no assurance that non-performing loans will not increase or that non-performing or delinquent loans will not adversely affect the Company’s future performance.

In addition, federal regulators periodically review the Company’s ALLL and may require increases to the ALLL or further loan charge-offs. In 2009, as a result of regulatory review, the Company revised its ALLL methodology and increased the ALLL. Any increase in ALLL or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the Company’s results of operations and financial condition.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write-down the security, to reflect its credit-related impairments through a charge to earnings.

The Company reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s investment securities has declined below its carrying value, the Company is required to assess whether the decline is other than temporary (“OTTI”). If the Company concludes that the decline is other than temporary, it is required to write-down the value of that security, to reflect its credit-related impairments through a charge to earnings.  As of December 31, 2011, the Company’s investment portfolio included four pooled trust preferred collateralized debt obligations (“PreTSLs”) with an amortized cost of $10.6 million and an estimated fair value of $3.8 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in additional impairment of these securities that is other than temporary in future periods, which would require a charge to earnings to write-down theses securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.  In addition, to the extent that the value of any of the Company’s investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

The Company recognized total OTTI charges of $798 thousand on its PreTSL securities for 2011 primarily as a result of market developments, some of which became evident through subsequent events analyses after December 31, 2011.

The Company holds approximately $8.4 million in capital stock of the Federal Home Loan of Pittsburgh (“FHLB”) as of December 31, 2011. The Company must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program.  If FHLB were to cease operations, the Company’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

Interruptions or security breaches of our information systems could negatively affect our financial performance or reputation.

In conducting its business, the Company relies heavily on its information systems. Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach of those systems. Any damage, failure or breach could cause an interruption in the Company’s operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure. The occurrence of any failures, interruptions or breaches could damage the Company’s reputation, cause the Company to incur additional expenses, result in a loss of customer business and data, or expose the Company to liability, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

As of the date of this report, we are not currently able to pay dividends on the common shares, or repurchase common shares.

The Company conducts its principal business operations through the Bank and the cash that it uses to pay dividends is derived from dividends paid to the Company by the Bank; therefore, its ability to pay dividends is dependent on the performance of the Bank and on the Bank’s capital requirements.  The Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders are also limited by certain legal and regulatory restrictions.  In particular, pursuant to the supervisory agreements that the Company and the Bank have entered into with their regulators, the Company and the Bank are prohibited from declaring or paying any dividends and the Company is also prohibited from taking dividends or other payments representing a reduction of the Bank’s capital without prior regulatory approval.

Our profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania specifically in Lackawanna, Luzerne, Wayne and Monroe counties.

The Company’s success depends primarily on the general economic conditions in the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lackawanna, Luzerne, Wayne and Monroe County markets. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans, and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

We rely on our management and other key personnel and the loss of any of them and the increased turnover of management may adversely affect our operations.

The Company hired its current President and Chief Executive Officer (“CEO”) in December 2011.  From the first quarter of 2010, when the Company’s President and CEO resigned, until December 2011, the Company operated without a permanent CEO.  In May 2012, the Company announced that its current Chief Financial Officer (“CFO”), who has been CFO since he was hired in September 2010, gave notice of his intention to resign, though he also agreed to remain in his position while the Company completes certain regulatory filings, including the filing of this report.  The Company is in the process of searching for his replacement.  In addition, since August 2010, the Company hired a Chief Credit Officer, a Chief Risk Officer, an Internal Audit Manager, as well as numerous additional personnel.  As a result of the senior management turnover, until the Company integrates its new personnel, and such personnel are able to perform successfully their designated functions, it may be unable to successfully manage and grow the business and its financial condition and profitability may suffer.  The Company believes each member of the senior management team is important to the Company’s success and the unexpected loss of any of these persons could impair our day-to-day operations as well as its strategic direction.

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

From time to time, customers and shareholders make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer and shareholder claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the

Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services.  Moreover, as a result of the restatement of its financial statements and revisions to many of its policies made for the periods ended December 31, 2009, March 31, 2010 and June 30, 2010, the Company may be at increased risk for such litigation. For example, on May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty.  The Company has been named as a nominal defendant.

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

•                  changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Company or other financial institutions;

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

•                  anticipated or pending investigations, proceedings, audits or litigation that involve or affect us;

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

The Company’s common shares were quoted, through December 17, 2010, on the over the counter bulletin board market, and are currently quoted on OTC Markets Group, Inc. During the year ended December 31, 2011, an average of 1,758 shares traded on a daily basis.  There can be no assurance that an active and liquid market for the Company’s common shares will develop, or if one develops that it can be maintained. The absence of an active trading market may make it difficult to subsequently sell the Company’s common shares at the prevailing price, particularly in large quantities.  For a further discussion, see Item 5- “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities” of this report.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently conducts business from its main office located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512 and from its additional 21 branches located throughout Lackawanna, Luzerne, Wayne and Monroe counties.  At December 31, 2011, aggregate net book value of premises and equipment was $18.8 million.  With the exception of potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office/Branch

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	1743 North Keyser Avenue

	Scranton, PA	Lease	Keyser Village Branch

5	23 West Market Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	301 McConnell Street
	Stroudsburg, PA	Own	Stroudsburg Branch

19	1127 Texas Palmyra Highway
	Honesdale, PA	Lease	Honesdale Route 6 Branch

20	5120 Milford Road
	East Stroudsburg, PA	Own	Marshalls Creek Branch

21	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

22	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

23	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

24	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

25	119-123 South Blakely Street
	Dunmore, PA	Own	Parking Lot

26	Rt. 940
	Blakeslee, PA	Own	Land

27	Route 611
	Paradise Township, PA	Own	Land

28	Main Street
	Taylor, PA	Own	Land

29	Milford Road
	East Stroudsburg, PA	Own	Land

30	1219 Wheeler Avenue
	Dunmore, PA	Lease	Wheeler Ave. Branch

31	280 Mundy Street
	Wilkes-Barre, PA	Own	Bank offices

32	785 Keystone Industrial Park Road	Lease	Bank Offices
Throop, PA

Item 3. Legal Proceedings.

Periodically, the Company has been subject to tax audits and there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally relates to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010.  The Company is presently cooperating with the SEC in this matter.

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty.  The Company has been named as a nominal defendant.   In January 2012, the Board appointed a special litigation committee to investigate the matters raised in the Gray complaint.  The special litigation committee retained independent counsel to assist with its investigation.  This matter is in a preliminary stage and the Company cannot determine the outcome or potential range of loss at this time.

The Company is also a party to routine litigation involving various aspects of its business, and is party to a trademark infringement claim, none of which is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Item 4.         Mine Safety Disclosures.

Not Applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Stock and Dividends Paid

The Company’s common shares are not actively traded. The principal market area for the Company’s shares is northeastern Pennsylvania, although shares are held by residents of other states across the country.  In the fourth quarter of 2010, the Company was notified by the Financial Industry Regulatory Authority (“FINRA”) that the Company’s common shares would cease to be eligible for continued quotation on the Over the Counter (“OTC”) Bulletin Board after December 17, 2010.  This determination was based on the Company’s delay in filing its quarterly report on Form 10-Q for the third quarter of 2010.  The Company’s common shares are currently quoted on the OTC Markets Group, Inc. (formerly referred to as the “Pink Sheets”) under the symbol “FNCB”.  The Company intends to petition FINRA to return to full quotation status on the OTC Bulletin Board after becoming current with its reporting requirements under the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Quarterly market highs and lows and dividends paid for each of the past two years are presented below.  These prices represent actual transactions.

	MARKET PRICE
	HIGH	LOW	DIVIDENDS PAID PER
QUARTER	2011		SHARE
First	$4.80	$3.20	$0.00
Second	3.99	3.05	0.00
Third	3.50	2.50	0.00
Fourth	2.99	2.00	0.00

QUARTER	2010
First	$5.80	$4.51	$0.00
Second	5.34	4.00	0.00
Third	4.15	3.00	0.00
Fourth	4.05	3.00	0.00

Holders

As of August 6, 2012 there were 1,619 holders of record of the Company’s common shares.

Dividend Calendar

Dividends on the Company’s common shares, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15.  Record dates for dividends are customarily on or about March 1, June 1, September 1, and December 1.  The Company did not pay any cash dividends in 2011 or 2010. As of February 26, 2010, the Company has suspended paying dividends indefinitely and, as a result of the Order and the Agreement, will not resume paying dividends without prior permission from the OCC and the Reserve Bank.

Equity Compensation Plan

The following table summarizes our equity compensation plan information as of December 31, 2011. These plans expired on August 30, 2010, and as such, no new grants of awards have been or will be made pursuant to these plans.  Options, however, can be exercised up to ten years following their date of grant, accordingly, exercisable options remain outstanding.  Information is included for both equity compensation plans approved by First National Community Bancorp, Inc. shareholders and equity compensation plans not approved by First National Community Bancorp, Inc. shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1) (2)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by First National Community Bancorp, Inc. shareholders	188,193	$12.62	0
Equity compensation plans not approved by First National Community Bancorp, Inc. shareholders	0	0	0
Totals	188,193	$12.62	0

(1)  The number of shares to be issued upon exercise of outstanding options and the weighted average exercise price includes any options that become exercisable within sixty (60) days after December 31, 2011.

(2)  The Company’s equity compensation plans include the 2000 Independent Directors Stock Option Plan and the 2000 Employee Stock Incentive Plan which were approved by shareholders on May 16, 2001.  All share and per share information has been adjusted to reflect prior stock dividends paid.

Performance Graph

The following graph compares the cumulative total shareholder return (i.e. price change, reinvestment of cash dividends and stock dividends received) on our common shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the SNL Bank Index.  The stock performance graph assumes that $100 was invested on December 31, 2006.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  The Company calculates each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e. more valuable) count for more in all indices.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First National Community Bancorp, Inc.	100.00	83.83	49.57	28.05	14.05	11.67
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

(*)                                 Source: SNL Financial LC, Charlottesville, VA © 2011.  SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

Purchase of Equity Securities by the Issuer or Affiliates Purchasers

None

Item 6.  Selected Financial Data

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

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
(In thousands, except share data)	2011	2010	2009	2008	2007
Total assets	$1,102,639	$1,167,298	$1,366,332	$1,313,759	$1,297,553
Securities, available-for-sale	185,475	251,072	252,946	245,900	295,727
Securities, held-to-maturity	2,094	1,994	1,899	1,808	1,722
Net loans	659,044	735,813	917,516	956,674	897,665
Total deposits	957,136	982,436	1,071,608	952,892	945,517
Borrowed funds	83,571	137,604	217,467	202,243	135,942
Shareholders’ equity	39,925	32,055	63,084	100,342	107,142

Interest income	42,936	55,471	64,398	73,451	81,886
Interest expense	13,867	21,868	25,196	33,242	42,572
Net interest income before provision for loan and lease losses	29,069	33,603	39,202	40,209	39,314
Provision for loan and lease losses	523	25,041	42,089	1,804	2,200
Non-interest income (loss)	12,949	1,282	(12,001)	7,812	6,345
Non-interest expenses	41,830	41,564	38,022	26,530	23,797
Income (loss) before income taxes	(335)	(31,720)	(52,910)	19,687	19,662
Provision (credit) for income taxes	—	—	(8,594)	4,604	4,966
Net income (loss)	(335)	(31,720)	(44,316)	15,083	14,696
Cash dividends paid	—	—	2,738	7,294	6,614

Per share data (1):
Earnings per share - basic	$(0.02)	$(1.94)	$(2.74)	$0.95	$0.94
Earnings per share - diluted	$(0.02)	$(1.94)	$(2.74)	$0.95	$0.93
Cash dividends (2)	$—	$—	$0.17	$0.46	$0.42
Book value per share	$2.43	$1.95	$3.87	$5.59	$6.25
Weighted average number of shares outstanding - basic	16,439,508	16,354,245	16,169,777	15,862,335	15,601,377
Weighted average number of shares outstanding - diluted	16,439,508	16,354,245	16,169,777	15,946,149	15,786,028
Average equity to average assets	3.04%	4.10%	6.89%	8.12%	8.23%

(1)  All common share amounts reflect a 25% common stock dividend issued December 27, 2007.

(2) Cash dividends per share have been adjusted to reflect the 25% stock dividend paid December 27, 2007.

The following table identifies financial performance ratios for the years ended:

	December 31,
	2011	2010	2009
Return on average assets	(0.03)%	(2.44)%	(3.29)%
Return on average equity	(0.98)%	(59.44)%	(47.78)%
Equity to assets ratio	3.04%	4.10%	6.89%
Dividend payout ratio	0.00%	0.00%	(6.18)%

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

The Company plans to file in the near term its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.  This report should be read in conjunction with such reports and all such reports should be read in their entirety.

We are in the business of providing customary retail and commercial banking services to individuals and businesses.  Our core market is northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The general reserve component of the ALLL is based on pools of unimpaired loans segregated generally by loan type and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing,” and historical loss factors and varied qualitative factor basis point allocations are applied based on the risk profile in each pool to determine the appropriate reserve related to those loans.  Substandard loans on nonaccrual status are included in impaired loans.

See Note 2-”Summary of Significant Accounting Policies” and Note 5-”Loans” of the consolidated financial statements included in Item 8-”Financial Statements and Supplementary Data” for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques would be used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (level 3).  For level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on the consolidated financial condition or results of operations.  See Note 4-”Securities” and Note 18-”Fair Value Measurements” of the consolidated financial statements included in Item 8 hereof for more information about our securities valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held-to-maturity or available-for-sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company recognized OTTI charges on securities of $0.8 million, $4.3 million, and $20.6 in 2011, 2010, and 2009, respectively, within the consolidated statements of operations. For 2011, the OTTI charges relate to estimated credit losses on pooled trust preferred securities. See Note 4-”Securities” included in Item 8-”Financial Statements and Supplementary Data” to the consolidated financial statements for additional information about our OTTI charges.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure or deed in-lieu of foreclosure. It is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, which establishes a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Upon acquisition of the property, any write-down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis.  Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

Goodwill Impairment

The Company records all assets, liabilities, and non-controlling interests in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expenses all acquisition related costs as incurred.  Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

On an annual basis, if the Company has goodwill on its books, management evaluates goodwill for impairment.  If circumstances are present that would indicate potential impairment of its goodwill, such as the trading value of the Company’s common shares below its book value, adverse changes in the business or legal climate, actions by regulators, or loss of key personnel, management would test the carrying value of goodwill for impairment at an interim date.

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

In the second step, management calculates the implied value of goodwill by simulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, a goodwill impairment charge for the difference is recognized in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated statement of financial condition.

In performing its evaluation of goodwill impairment, management makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step test is required, estimating the fair value of net assets. The Company utilizes a third-party specialist who assists with valuation techniques to evaluate each reporting unit and estimate a fair value as though it were an acquirer. The estimate utilizes historical data, cash flows, and market and industry data. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

The impairment test in 2009 resulted in $8.1 million of impairment, which reduced income by such amount and eliminated goodwill as of December 31, 2009.  The Company did not have any goodwill and therefore did not perform a goodwill impairment valuation in 2010 or 2011.

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

We record income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.  We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized.  The available evidence used in connection with these assessments includes taxable income in current and prior periods, cumulative losses in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items.  Our assumptions and estimates take into consideration our interpretation of tax laws and possible outcomes of current and future audits conducted by tax authorities.  These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2011 and 2010, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.  Note 2-”Summary of Significant Accounting Policies” and Note 13 – “Income Taxes” to the consolidated financial statements include additional discussion on the accounting for income taxes.

New Authoritative Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements,” which requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The disclosures required by ASU No. 2010-06 are included in Note 18 — “Fair Value Measurements” to the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) - “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which required significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., the roll forward of the allowance for credit losses by portfolio segment) were required in interim or annual periods beginning on or after December 15, 2010. Comparative disclosures for reporting periods ending after initial adoption are required. Since the provisions of ASU No. 2010-20 are only disclosure related, our adoption of this guidance did not have an impact on our consolidated financial statements.  The disclosures required by ASU No. 2010-20 are included in Note 5 — “Loans” to the consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310) - “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which postponed the effective date of new disclosure requirements for troubled debt restructurings. The new effective date for these disclosures about troubled debt restructurings was aligned with the finalization of the effective date of the exposure drafts “Clarifications to Accounting for Troubled Debt Restructurings by Creditors”, which was effective for interim and annual periods ending on or after June 15, 2011.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02), an update to ASC Topic 310- Receivables. ASU No. 2011-02 provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  ASU No. 2011-02 was effective for the first interim or annual period beginning on or after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, - “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), an update to ASC Topic 820 - Fair Value Measurement. ASU 2011-04 results in common fair value measurement and disclosure requirements under U.S. generally accepted accounting principles (“GAAP”) and IFRS. The amendments in ASU 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value. ASU 2011-04 also requires additional disclosures about fair value measurements. ASU 2011-04 is required to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of ASU 2011-04 on the Company’s financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, -”Presentation of Comprehensive Income” an update to ASC Topic 220 - Comprehensive Income. ASU No. 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting. The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. ASU No. 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. ASU No. 2011-05 is an update only for presentation and as such will not impact the Company’s financial position, results of operations or cash flows.

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

In December 2011, the FASB issued ASU No. 2011-11 - Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of the update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

SUMMARY OF PERFORMANCE

The Company reported a net loss of $0.3 million in 2011 compared to a $31.7 million net loss in 2010.  Basic loss per share was $(0.02) per share, a decrease of $1.92 from the $(1.94) per share loss reported in 2010.

The Company recorded a $0.5 million provision for loan and lease losses in 2011 as compared to the $25.0 million provision recorded in 2010.  The substantially reduced provision, needed to establish the ALLL at the amount the Company believes is adequate to absorb probable loan losses, resulted primarily from an $8.4 million or 29.6% decrease in non-performing loans, a $3.6 million increase in loan recoveries in 2011, and an overall reduction of the loan portfolio.  The reduction in delinquent and non-performing loans is attributable to the Company’s aggressive write-downs and liquidation of impaired assets during 2009 and 2010, a favorable interest rate environment and stabilizing real estate values that enabled an increased number of borrowers to service their debt during 2011. Other key items contributing to the 2011 results included an $11.7 million increase in non-interest income, which increased from $1.3 million in 2010 to $13.0 million in 2011, and a $0.3 million increase in non-interest expense.  The $11.7 million increase in non-interest income resulted from (i) a $5.1 million gain on the sale of investment securities in 2011 compared to the $1.7 million loss on the sale of investment securities in 2010, (ii)  a $3.5 million reduction in OTTI losses incurred on investment securities to $0.8 million in 2011 from the $4.3 million the Company recorded in 2010, and (iii) a $2.1 million increase in net gains on the sale of OREO to $2.5 million in 2011 from $0.4 million in 2010.  The $0.3 million increase in non-interest expense resulted primarily from a $3.8 million decrease in the OREO expense and a $1.8 million decrease in other operating expenses partially offset by $3.4 million increase in professional fees and a $1.8 million increase in legal fees, both primarily attributable to increased audit, regulatory compliance, and restatement expenses, and a $1.0 million increase in salary and benefits expenses.

The Company’s return on average assets for the years ended December 31, 2011 and 2010 was (0.03%) and (2.44%), respectively, while the return on average equity was (0.98%) and (59.44%), respectively.

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. The net interest margin on a fully tax-equivalent basis is calculated by dividing tax-equivalent net interest income by average interest-earning assets and is a key measurement used in the banking industry to measure income from earning assets. The net interest margin was 3.10% for the year ended December 31, 2011, an increase of 3 basis points compared to the same period in 2010.  This increase in the net interest margin was primarily due to a 15.9% decrease in interest-bearing liabilities, partially offset by a 14.8% decrease in interest-earning assets.  Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis was 3.0% for 2011, an increase of 6 basis points versus 2010.

Net interest income on a tax-equivalent basis decreased $5.2 million to $32.5 million for 2011 compared with $37.7 million for 2010. During 2011, lower average securities and loan balances and lower yields on interest-earning assets negatively impacted our net interest income.  The yield on loans and investments declined 31 basis points and 21 basis points, respectively, partially offset by a 47 basis point decline in the cost of average interest-bearing liabilities and lower average interest-bearing liabilities as compared to 2010. The Federal Reserve kept interest rates stable during 2011 leaving the Federal Funds rate at an historic low of 25 basis points. The Company’s floating rate loans are largely indexed to the national prime rate and many of these loans are now at their floors and will remain there until the prime rate moves up enough for their rates to move above their floors. In addition, most of the time deposits in the Company’s funding portfolio matured and renewed at lower market rates in 2011.

Average loans totaled $723.7 million for the year ended December 31, 2011, a decrease of $155.3 million, or 17.7%, compared to the same period for 2010.  The reduction is primarily due to the net pay downs of real estate loans and commercial and industrial loans of $51.6 million and $23.5 million, respectively; the transfer of $4.0 million of foreclosed loans into OREO; and a smaller portfolio at the onset of 2011.  During 2011, loan satisfactions continued to outpace originations and the Company continued to focus its efforts on reducing exposure to higher risk construction, land acquisition and development loans by allowing $43.9 million of this segment of the portfolio to pay-off.    Interest income on a tax equivalent basis for loans decreased $10.3 million due to the decrease in average loans and a 31 basis point decrease in the average loan yield as loans continued to reset at lower rates and new business was originated at lower market rates compared with 2010.

The interest income that would have been earned on non-accrual and restructured loans outstanding at December 31, 2011, 2010 and 2009 in accordance with their original terms approximated $2.2 million, $2.9 million, and $2.8 million, respectively.  Interest income on impaired loans of $238 thousand, $619 thousand, and $976 thousand was recognized based on payments received in 2011, 2010 and 2009.

Average investment securities totaled $232.8 million, a decrease of $49.2 million, or 17.5%, in 2011 compared to 2010. Interest income on a tax equivalent basis for investment securities decreased $2.9 million primarily due to reinvestment of pay downs and maturities into more liquid lower yielding securities. Average interest-bearing deposits in other banks increased $23.0 million as the Company increased its holdings of liquid assets.  Interest income on interest-bearing deposits in other banks increased $17 thousand as the increase in volume more than offset the 4 basis point decline in yield earned.

Average interest-bearing liabilities totaled $969.6 million for the year ended December 31, 2011, a decrease of $182.8 million, or 15.9%, during 2011 compared to the same period in 2010 due to a decrease in interest-bearing deposits of $97.9 million, or 10.2%, and a decrease in borrowings of $84.9 million, or 43.2%.

Average interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased $18.4 million, $4.1 million, $44.3 million and $31.1 million, respectively. During 2011, the Company implemented a pricing strategy to reduce its cost of funds and to concentrate deposit growth on short-term maturities.  The Company repositioned maturing longer term time deposits into short-term products, whenever possible, and allowed the residual to run-off.  The Company used the net proceeds from the sale of investment securities and a portion of the funds provided from loan repayments to fund deposit withdrawals and the maturities of the higher cost time deposits.  The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 49, 22, 31 and 56 basis points respectively, from the same period in 2010. The average cost of interest-bearing deposits decreased by 46 basis points to 1.02% in 2011 from 1.48% in 2010.  The decrease in the rate on interest-bearing deposits was driven primarily by the pricing decreases that resulted from the Company’s pricing strategy. and an overall decrease in market rates. Average borrowed funds and other interest-bearing liabilities totaled $111.7 million for the year ended December 31, 2011, a decrease of $84.9 million, or 43.2%, compared to 2010.  During 2011, the Company continued to employ its funds management plan implemented in 2010 and to pay off term borrowings.  The Company used a portion of the funds provided from loan repayments to pay off $53.6 million of term borrowings.  The Company did not enter into any new term borrowings in 2011.  The Company borrowed and repaid short-term borrowings in the amount of $60.0 million during 2011.  The 67 basis point increase in the cost of borrowed funds for the year ended December 31, 2011 is primarily attributable to the repayment during 2011 of maturing FHLB advances that were at lower rates, resulting in higher- rate borrowings becoming a larger percentage of total borrowings and an increase in the cost of borrowed funds.

Average loans totaled $879.0 million for the year ended December 31, 2010, a decrease of $91.8 million, or 9.5%, compared to the same period for 2009 primarily due to the net pay downs of commercial real estate loans of $62.6 million, sale of indirect auto loans of $36.7 million and the transfer of $9.9 million of foreclosed loans into Other Real Estate Owned (“OREO”).  Interest income on a tax-equivalent basis for loans decreased $6.9 million due to the decrease of $91.8 million in average loans and a 22 basis point decrease in the average loan yield as loans continued to reset at lower rates and new business was originated at lower market rates compared with 2009. Average investment securities totaled $282.1 million, an increase of $6.7 million, or 2.4%, in 2010 compared to 2009. Interest income on a tax-equivalent basis for investment securities decreased $1.8 million primarily due to reinvestment of pay downs and maturities into more liquid lower yielding securities. Average federal funds sold increased $30.1 million as the Company increased its holdings of liquid assets.  Interest income on federal funds sold increased $63 thousand as the increase in volume more than offset the 2 basis point decline in yield earned.

Average interest-bearing liabilities totaled $1.15 billion for the year ended December 31, 2010, a decrease of $6.8 million, or 0.6%, compared to the same period in 2009 primarily due to a decrease in time deposits over $100,000 of $32.8 million, or 12.7%, and a decrease in borrowings of $39.0 million, or 16.5%. These decreases were partially offset by an increase in interest-bearing demand deposits of $41.3 million, or 13.2%, an increase in savings deposits of $12.5 million, or 15.3%, and an increase in other time deposits of $11.2 million, or 4.1%. The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 22, 19, 46, and 53 basis points respectively, from the same period in 2009. The average cost of interest-bearing deposits decreased by 41 basis points to 1.48% in 2010 from 1.89% in 2009.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The pricing decreases for these products resulted from an overall decrease in market rates.  The rate paid for savings deposits decreased from 0.73% in 2009 to 0.54% in 2010 and the rate paid on time deposits decreased from 2.47% during 2009 to 2.01% during 2010.

Average borrowed funds and other interest-bearing liabilities totaled $196.6 million for the year ended December 31, 2010 a decrease of $39.0 million, or 16.5%, compared to 2009. The Company used the funds provided from loan repayments primarily to pay off borrowings.  The 60 basis point increase in the cost of borrowed funds for the year ended December 31, 2010 was primarily attributable to the interest expense on the $25 million of subordinated debentures the Company issued during the fourth quarter of 2009 and the first quarter of 2010.

The following table reflects the components of net interest income for each of the three years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
(amounts in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$688,546	$32,831	4.77%	$826,188	$42,016	5.09%	$919,560	$49,015	5.33%
Loans-tax free (4)	35,150	2,479	7.05%	52,794	3,582	6.78%	51,206	3,520	6.87%
Total Loans (1)(2)	723,696	35,310	4.88%	878,982	45,598	5.19%	970,766	52,535	5.41%
Securities-taxable	123,854	3,198	2.58%	160,690	5,340	3.32%	161,094	7,759	4.82%
Securities-tax free	108,955	7,717	7.08%	121,367	8,470	6.98%	114,298	7,883	6.90%
Total Securities (1)(5)	232,809	10,915	4.69%	282,057	13,810	4.90%	275,392	15,642	5.68%
Interest-bearing deposits in other banks and federal funds sold	91,932	178	0.19%	68,949	161	0.23%	38,863	98	0.25%
Total Earning Assets	1,048,437	46,403	4.43%	1,229,988	59,569	4.84%	1,285,021	68,275	5.31%
Non-earning assets	103,685			97,793			73,911
Allowance for loan and lease losses	(24,108)			(25,587)			(12,770)
Total Assets	$1,128,014			$1,302,194			$1,346,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	335,201	1,615	0.48%	353,579	3,442	0.97%	312,285	$3,725	1.19%
Savings deposits	89,494	287	0.32%	93,598	502	0.54%	81,149	589	0.73%
Time deposits over $100,000	181,146	2,193	1.21%	225,446	3,416	1.52%	258,275	5,097	1.97%
Other time deposits	252,081	4,664	1.85%	283,214	6,832	2.41%	272,001	8,010	2.94%
Total Interest-bearing Deposits	857,922	8,759	1.02%	955,837	14,192	1.48%	923,710	17,421	1.89%
Borrowed funds and other interest-bearing liabilities	111,709	5,108	4.57%	196,606	7,676	3.90%	235,559	7,775	3.30%
Total Interest-Bearing Liabilities	969,631	13,867	1.43%	1,152,443	21,868	1.90%	1,159,269	25,196	2.17%
Demand deposits	107,763			82,400			81,081
Other liabilities	16,301			13,982			13,070
Shareholders’ equity	34,319			53,369			92,742
Total Liabilities and Shareholders Equity	$1,128,014			$1,302,194			$1,346,162
Net Interest Income/Interest Rate Spread (6)		32,536	3.00%		37,701	2.94%		43,079	3.14%
Tax equivalent adjustment		(3,467)			(4,098)			(3,877)
Net interest income as reported		$29,069			$33,603			$39,202

Net Interest Margin (7)			3.10%			3.07%			3.35%

(1)             Interest income is presented on a tax-equivalent basis using a 34% rate for 2011, 2010 and 2009.

(2)             Loans are stated net of unearned income.

(3)             Nonaccrual loans are included in loans within earning assets.

(4)             Loan fees included in interest income are not significant.

(5)             The yields for securities that are classified as available-for-sale is based on the average historical amortized cost.

(6)             Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.

(7)             Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

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

	December 31,			December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Loans - taxable	$(6,682)	$(2,503)	$(9,185)	$(4,820)	$(2,179)	$(6,999)
Loans - tax free	(1,239)	136	(1,103)	108	(46)	62
Total loans	(7,921)	(2,367)	(10,288)	(4,712)	(2,225)	(6,937)
Securities - taxable	(1,086)	(1,056)	(2,142)	(19)	(2,400)	(2,419)
Securities - tax free	(877)	124	(753)	492	95	587
Total securities	(1,963)	(932)	(2,895)	473	(2,305)	(1,832)
Interest-bearing deposits in other banks and federal funds sold	48	(31)	17	71	(8)	63
Total interest income	(9,836)	(3,330)	(13,166)	(4,168)	(4,538)	(8,706)

Interest Expense:
Interest-bearing demand deposits	(4)	(1,823)	(1,827)	455	(738)	(283)
Savings deposits	(21)	(194)	(215)	82	(169)	(87)
Time deposits over $100,000	(605)	(618)	(1,223)	(595)	(1,086)	(1,681)
Other time deposits	(695)	(1,473)	(2,168)	319	(1,497)	(1,178)
Total interest-bearing deposits	(1,325)	(4,108)	(5,433)	261	(3,490)	(3,229)
Borrowed funds and other interest-bearing liabilities	(3,721)	1,153	(2,568)	(1,398)	1,299	(99)
Total interest expense	(5,046)	(2,955)	(8,001)	(1,137)	(2,191)	(3,328)
Net Interest Income	$(4,790)	$(375)	$(5,165)	$(3,031)	$(2,347)	$(5,378)

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

The following table displays the changes in the carrying amount of goodwill, during the years ended December 31:

(in thousands)	2011	2010	2009
Balance as of January 1,	$—	$—	$8,134
Impairment write-off	—	—	(8,134)
Balance as of December 31,	$—	$—	$—

The Company has determined that the core deposit premium was not impaired.  Accordingly, the Company has not recorded any impairment charge on this asset in 2011, 2010 or 2009.  For a further discussion, refer to Note 9-”Goodwill and Intangibles” to the consolidated financial statements.

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

The provision for loan and lease losses was $0.5 million in 2011 as compared to $25.0 million in 2010.  The decrease was primarily related to (i) the substantial provision taken in 2010, (ii) the $78.4 million, or 10.3% reduction in gross loans, and (iii) a reduction in the number and volume of adversely classified credits in 2011.

The provision for loan and lease losses was $25.0 million in 2010 as compared to $42.1 million in 2009.  The decrease was primarily related to (i) a reduction in charge-offs of classified credits, (ii) the $181.6 million, or 19.3% reduction in gross loans, and (iii) a reduction in the number and volume of adversely classified credits in 2010.

Non-Interest Income (in thousands)	2011	2010	2009
Deposit service charges	$3,105	$3,274	$3,503
Net gain (loss) on the sale of securities	5,114	(1,714)	890
Other-than-temporary impairment loss on securities	(798)	(4,271)	(20,649)
Net gain on the sale of loans held for sale	755	1,198	1,481
Net gain on the sale of other real estate	2,528	403	309
Net gain (loss) on the sale of other assets	20	(60)	—
Loan related fees	673	1,009	1,035
Income on bank-owned life insurance	787	740	321
Other	765	703	1,109
Total non-interest income (loss)	$12,949	$1,282	$(12,001)

During 2011, total non-interest income increased by $11.7 million to $13.0 million from $1.3 million in 2010.  The $11.7 million increase in non-interest income primarily resulted from (i) a $5.1 million gain on the sale of investment securities in 2011 compared to the $1.7 million loss on the sale of investment securities in 2010, (ii) a $3.5 million reduction in OTTI losses incurred on investment securities to $0.8 million in 2011 from the $4.3 million the Company recorded in 2010, and (iii) a $2.1 million increase in net gains on the sale of OREO to $2.5 million in 2011 from $0.4 million in 2010.

During 2011, the Company recorded a $5.1 million net gain on the sale of investment securities with an amortized cost of $117.5 million.  The sale was comprised of mortgage-backed securities in the amount of $77.9 million, municipal securities in the amount of $39.0 million and pooled trust preferred collateralized debt obligation securities (“PreTSLs”) in the amount of $0.6 million.  The Company sold these securities to improve the Bank’s capital ratios as required by the Order and to reduce exposure to prepayment risk in the mortgage-backed securities portfolio and call risk in the municipal securities portfolio.

During 2011, the Company recorded a $2.5 million net gain on the sale of 16 OREO properties.  The net gain was primarily attributable to a $1.8 million gain from the sale of a property in Florida as well as a $0.7 million gain resulting from the bulk sale of a 129-lot land development property the Company acquired through foreclosure in 2010.  The Company continues to aggressively seek buyers for its OREO properties.  The Company did not provide financing for any of the properties that it sold during 2011.

During 2010, total non-interest income was $1.3 million, a $13.3 million increase from the $12.0 million loss in 2009.  The $13.3 million increase in non-interest income resulted primarily from a $16.4 million reduction in OTTI losses incurred on investment securities to $4.3 million in 2010 from the $20.6 million the Company recorded in 2009, partially offset by a $2.6 million reduction in gains on the sale of investment securities from a $900 thousand gain in 2009 to a $1.7 million loss in 2010 and a $283 thousand reduction in gains recognized on the sale of loans.

During 2010, the Company recorded a $2.9 million loss on the sale of its entire portfolio of private label collateralized mortgage obligations (“PLCMOs”).  The Company sold the PLCMOs during the third quarter of 2010 to better manage and improve credit risk in its investment portfolio. The loss on the PLCMOs was partially offset by net gains of $1.2 million on the sale of agency mortgage-backed securities and municipal securities.

Non-Interest Expense (in thousands)	2011	2010	2009
Salaries and employee benefits	$14,117	$13,077	$12,155
Occupancy expense	2,890	3,228	2,218
Equipment expense	1,654	1,763	1,828
Advertising expense	629	712	713
Data processing expense	2,036	2,023	1,928
FDIC assessment	2,657	2,828	2,506
Bank shares tax	1,103	1,020	898
Expense of other real estate	3,720	7,521	1,250
Provision for off-balance sheet commitments	(423)	(678)	604
Legal expense	2,905	1,075	591
Professional fees	5,439	2,066	388
Goodwill impairment	—	—	8,134
Insurance expense	695	362	301
Loan collection expenses	242	647	236
Other operating expenses	4,166	5,920	4,272
Total non-interest expense	$41,830	$41,564	$38,022

During 2011, total non-interest expense increased by $0.3 million or 0.6%, from 2010 primarily due to a $3.8million decrease in the other real estate expense, and a $1.8 million decrease in other operating expenses.  These decreases were offset by a $3.4 million increase in professional fees, a $1.8 million increase in legal fees, and a $1.0 million increase in salaries and employee benefits.  The increase in professional and legal fees is primarily attributable to increased audit, regulatory compliance, and restatement expenses.  The increase in salary and employee benefits expense is primarily attributable to the hiring of new and replacement senior officers, merit increases, and increased insurance costs.

Other real estate expense decreased by $3.8 million, or 50.5%, in 2011 as compared to 2010 primarily due to a $3.6 million reduction in impairment charges and a $0.2 million reduction in property-related operating expenses.  The reduction in impairment is primarily attributable to the stabilization of real estate values and the sale of land development properties, which generally have a higher risk of exposure to changes in market value.

Other operating expenses decreased by $1.8 million, or 29.6%, in 2011 as compared to 2010, primarily the result of the $1.2 million fixed asset impairment charge that was recorded in 2010.

The above noted expense reductions were largely offset by the following expense increases:

•                  Professional fee expense increased $3.4 million in 2011 as compared to 2010.  The increase is primarily attributable to the expense incurred to complete the 2010 audit, the restatement of the Company’s annual report on  Form 10-K for the year ended December 31, 2009 and the Company’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

•                  Legal expense increased $1.8 million in 2011 as compared to 2010 primarily related to increased regulatory oversight and compliance expenses.

•                  Salary and employee benefit costs accounted for 33.8% of total non-interest expenses in 2011 as compared to 31.5% in 2010.  The increase in employee costs included a $0.7 million increase in salaries expense primarily attributable to the hiring of new and replacement senior officers and merit increases.  As of December 31, 2011, the Company had 336 full-time equivalent employees on staff as compared to 339 on December 31, 2010.  Employee benefits expense increased by $0.2 million or 12.0% in 2011 compared to 2010 primarily due to the increased health, social security and unemployment insurance costs.

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

Salary and employee benefit costs accounted for 31.3% of total operating expenses in 2010 as compared to 31.8% in 2009.  The increase in employee costs includes a $1.2 million increase in salaries which reflects the cost of additional staff and merit increases.  As of December 31, 2010, the Company had 339 full-time equivalent employees on staff as compared to 326 on December 31, 2009.  Employee benefits expense decreased by $194 thousand or 8.9% in 2010 compared to 2009 primarily due to the suspension of profit sharing payments partially offset by increased health insurance costs.

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

Net expense of OREO increased $6.3 million to $7.5 million in 2010 from $1.2 million in 2009.  The net increase is primarily attributable to impairment charges in the amount of $5.9 million that were recorded in 2010 compared to $435 thousand in 2009.  The impairment charges resulted from the reduction in property values, based on updated appraisals.  The impairment charge on two land development properties totaled $3.2 million, or 54.6% of the total $5.9 million dollar charge.  Insurance, real estate taxes and other expenses associated with the operation of OREO totaled $1.6 million in 2010 and $815 thousand in 2009, respectively.

Loan collection expenses increased $411 thousand to $647 thousand in 2010 from $236 thousand in 2009.  Loan collection expenses primarily consist of real estate taxes the Company pays to protect its lien position in mortgage loans that are in the process of collection or workout.

Provision for Income Taxes

For the year ended December 31, 2011, the Company did not record a provision or benefit for income taxes.  In 2011, the Company recorded a $2.5 million valuation charge against its deferred tax assets increasing the valuation allowance to $27.8 million at December 31, 2011 from $25.3 million at December 31, 2010.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance.

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

FINANCIAL CONDITION

Total assets decreased $64.7 million, or 5.5% during 2011, primarily due to a $76.8 million, or 10.4% decline in net loans, a $65.6 million, or 26.1% decline in available-for-sale investment securities and a $7.3 million, or 39.1% decline in other assets partially offset by a $94.1 million or 126.4% increase in cash and cash equivalents.  The Company did not pay any dividends in 2011 or 2010 as compared to the $0.17 per share dividend paid in 2009.  The Company suspended paying dividends in 2010 to conserve capital and comply with regulatory requirements.

Securities

The Company holds debt securities primarily for liquidity, interest rate risk management needs, and to provide a source of interest income. Securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  The Company determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost. Federal Reserve Bank stock is included in other assets.

At December 31, 2011, the Company’s investment portfolio was comprised of U.S Government agency securities, taxable and tax-exempt obligations of states and political subdivisions, government sponsored agency collateralized mortgage obligations, private label collateralized mortgage obligations, residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”) and insurance companies, and corporate debt and equity securities.

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

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	December 31,
(in thousands)	2011	2010	2009
Obligations of U.S. government agencies	$8,048	$8,307	$27,089
Obligation of state and political subdivisions	98,255	113,347	120,569
Collateralized mortgage obligations
Government sponsored agency	8,468	77,816	53,495
Private label	36,256	—	21,059
Residential mortgage-backed securities
Government sponsored agency	31,393	49,120	27,442
Pooled trust preferred senior class	1,604	1,422	1,391
Pooled trust preferred mezzanine class	2,197	1,647	2,419
Corporate debt securities	342	395	356
Equity securities	1,006	1,012	1,025
Total	$187,569	$253,066	$254,845

There was no issuer of securities whose aggregate carrying value exceeded ten percent of Shareholders’ equity as of December 31, 2011.

In 2011, the Company sold most of its U.S. Government agency collateralized mortgage obligations (“CMOs”) and reinvested the proceeds in private label CMOs (“PLCMOs”) to reduce its exposure to prepayments and improve yield.  The Company also sold some of its obligations of state and political subdivisions that were callable and reinvested a portion of the proceeds in taxable municipal securities to reduce its interest rate risk.

During 2010, the Company sold its entire portfolio of previously owned PLCMOs. The Company had previously recorded OTTI charges on these instruments and believed there would be further erosion in the credit quality of the underlying collateral which would lead to additional impairment charges.  The proceeds from these sales, along with cash provided by operations, were used to purchase U.S. Government guaranteed and Government sponsored agency mortgage-backed securities.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on carrying value at December 31, 2011 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Within	> 1 – 5	6 - 10	Over	Mortgage-Backed Securities and Collateralized Mortgage	No Fixed
(in thousands)	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$—	$—	$—	$8,048	$—	$—	$8,048
Yield				5.62%			5.62%
Obligations of state and political subdivisions (1)		1,629	22,730	71,802			96,161
Yield		6.44%	5.17%	7.02%			6.59%
Corporate debt securities				342			342
Yield				0.99%			0.99%
Collateralized Mortgage Obligations:
Government sponsored agencies					8,468		8,468
Yield					5.31%		5.31%
Private label					36,256		36,256
Yield					4.29%		4.29%
Residential mortgage-backed securities:
Government sponsored agencies					31,393		31,393
Yield					4.90%		4.90%
Pooled Trust Preferred Senior Class				1,604			1,604
Yield				0.00%			0.00%
Pooled Trust Preferred Mezzanine Class				2,197			2,197
Yield				0.00%			0.00%
Equity securities (2)						1,006	1,006
Yield						4.72%	4.72%
Total available-for-sale maturities	$—	$1,629	$22,730	$83,993	$76,117	$1,006	$185,475
Weighted yield	0.00%	6.44%	5.17%	6.06%	4.65%	4.72%	5.40%

Held-to-maturity securities
Obligations of state and political subdivisions			2,094				2,094
Yield			4.77%				4.77%
Total held-to-maturity securities	$—	$—	$2,094	$—	$—	$—	$2,094
Weighted yield	0.00%	0.00%	4.77%	0.00%	0.00%	0.00%	4.77%

(1) Yields on state and municipal securities have been adjusted to a tax equivalent yields using a 34% federal income tax rate.

(2) Yield represents 2011 actual return.

Other-Than-Temporary Impairment (“OTTI”)

Management tests the Company’s securities for OTTI using the guidance provided in ASC Topic 320, “Investments-Debt and Equity Securities.” Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

On a quarterly basis, management evaluates its investment securities for OTTI. Unrealized losses on securities are considered to be other-than-temporary when management believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, management must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors such as market risk. In assessing the level of OTTI attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily-impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, management considers factors that include:

•                            The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;

•                            The severity and duration of the decline;

•                            The Company’s ability and intent to hold investments until they recover in value, as well as the likelihood of such a recovery in the near term;

•                            The Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss.

For debt securities that the Company does not intend to sell or it does not expect it will be required to sell, the primary consideration in determining whether impairment is other-than-temporary is whether or not the Company expects to receive all contractual cash flows.

Based on the management’s evaluation at December 31, 2011, management has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of four PreTSLs.  The Company’s estimate of discounted projected cash flows it expects to receive was less than the securities’ carrying value, resulting in a credit-related impairment charge to earnings for the year ending December 31, 2011 of $0.8 million.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of December 31, 2011, the amortized cost of our PreTSLs totaled $10.6 million with an estimated fair value of $3.8 million and is comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches.  All the tranches possess credit ratings below investment grade.  During 2011, all of the pooled issues were downgraded further by either Moody’s or Fitch rating services.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  As of December 31, 2011, three of these securities had no excess subordination and one had excess subordination equal to 12.1% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of December 31, 2011:

							Actual
						Current	Deferrals /
			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
(in thousands)
PreTSL IX	$303,520	$322,024	$(18,504)	94.25%	N/A	35	31.0%	1.51%
PreTSL XI	388,465	439,829	(51,364)	88.32%	N/A	43	32.3%	1.80%
PreTSL XIX	470,931	537,266	(66,335)	87.65%	N/A	48	27.6%	1.46%
PreTSL XXVI	691,700	617,093	74,607	112.09%	12.09%	55	28.3%	1.31%

The following list details information for each of the Company’s investments in PreTSLs as of December 31, 2011:

					Moody’s /	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Credit
Security	Class	Cost	Value	Gain/Loss	Ratings	this period	Impairment
(in thousands)
PreTSL IX	Mezzanine	$1,256	$547	$(709)	Ca/C	$—	$1,680
PreTSL XI	Mezzanine	1,563	635	(928)	Ca/C	—	3,426
PreTSL XIX	Mezzanine	3,913	1,015	(2,898)	Ca/CC	798	3,262
PreTSL XXVI	Senior	3,833	1,604	(2,229)	B1/CCC	—	251
Total		$10,565	$3,801	$(6,764)		$798	$8,619

The Company’s PreTSLs are evaluated for OTTI within the scope of ASC Topic 325 “Investments, Other” by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2011.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit-related OTTI exists.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, discount rates, prepayment rates and the creditworthiness of the underlying issuers. The following provides additional information for each of these variables:

•                  Probability of Default - An issuer-level approach is used to analyze each security and default and recovery assumptions are based on the credit quality of the underlying issuers (generally, bank holding companies or insurance companies).  Each bank issuer is evaluated based upon an examination of the trends in its earnings, net interest margin, operating efficiency, liquidity, capital position, level of non-performing loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio, and whether the bank received TARP monies. From this information, each issuer bank that is currently performing is assigned a category of Good, Average, Weak, or Troubled. Default rates are then assigned based upon the historical performance of each category. Additionally, because the information available to the Company regarding the underlying insurance company issuers is more limited than for bank issuers, rather than performing an analysis of each issuer’s results and assigning insurance company issuers to these same categories, the Company uses the Moody’s one year long-term default rate assumption for insurance companies. The historical default rates used in this analysis are:

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

•                  Prepayment Rate - Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $15 thousand and $50 thousand, respectively, to the $0.8 million impairment charge taken during 2011.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis - A quarterly credit evaluation is performed for each of the securities.  While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and issuers are evaluated and stressed to determine cash flow.  These include but are not limited to the interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility.  Issuer level credit analysis considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment.  Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny.  The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings for the years ended December 31, 2011, 2010, and 2009 of $0.8 million $4.3 million, and $20.6 million, respectively. The cumulative impairment charges for December 31, 2011, 2010 and 2009 amounted to $8.6 million, $22.6 million, and $20.6 million, respectively.  The decrease in cumulative impairment charges in 2011 relates to the sale during 2011 of four PreTSLs, on which OTTI had previously been recognized.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)	2011	2010	2009
Beginning Balance January 1	$22,598	$20,649	$—
Credit losses on debt securities for which OTTI was not previously recognized	—	—	20,649
Additional credit losses on debt securities for which OTTI was previously recognized	798	4,271	—
Less: Sale of PLCMOs for which OTTI was previously recognized	—	(2,322)	—
Less: Sale of PreTSLs for which OTTI was previously recognized	(14,777)	—	—
Ending Balance, December 31	$8,619	$22,598	$20,649

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $9.7 million and $11.6 million at December 31, 2011 and 2010, respectively.  Management noted no indicators of impairment for the FHLB of Pittsburgh and the FRB during 2011.

Loans

The net loan balance declined in 2011 primarily as a result of construction, land acquisition and development loan payoffs and the competition for quality commercial and industrial and residential mortgage loans.  Net loans declined $76.8 million, or 10.4%, to $659.0 million at December 31, 2011 from $735.8 million as of December 31, 2010.  Net loans represented 59.7% of total assets at December 31, 2011 compared to 63.0% at December 31, 2010.  Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, construction land acquisition and development, residential real estate and home equity loans declined by $49.2 million, or 10.6%, to $416.7 million at December 31, 2011, from $465.9 million at December 31, 2010.  Real estate secured loans as a percentage of total gross loans increased to 61.3% of the loan portfolio at December 31, 2011 from 55.6% as of December 31, 2010.

Commercial and industrial loans decreased $23.5 million, or 11.9%, during the year to $174.2 million at December 31, 2011 from $197.7 million at December 31, 2010.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The decrease was primarily a reduction in borrowings under revolving line of credit facilities within the portfolio.  Loans secured by commercial real estate increased $0.2 million, or 0.8%, to $256.5 million at December 31, 2011 from $256.3 million at December 31, 2010.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  Construction, land acquisition and development loans decreased $43.9 million, or 56.8%, during the year to $33.5 million at December 31, 2011 from $77.4 million at December 31, 2010. The decrease in construction, land acquisition and development loans is primarily related to loan payoffs as the Company decided to reduce its exposure to this portfolio segment and not pursue loan renewals.

Residential real estate loans totaled $80.1 million at December 31, 2011.  This represents a decrease of $7.9 million, or 9.0%, from $87.9 million at December 31, 2010.  The components of residential real estate loans include fixed rate mortgage loans and home equity loans and lines of credit.  The Company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.  Consumer loans increased $0.9 million, or 0.8%, during the year to $111.8 million at December 31, 2011 from $110.9 million at December 31, 2010.  In 2010, the Company sold $36.7 million in loans in its indirect auto loan portfolio.  There were no such sales during 2011.

Loans to state and municipal governments totaled $23.5 million at December 31, 2011, a decrease of $4.2 million, or 15.3%, from $27.7 million at December 31, 2010.  The decrease resulted from state and municipal governments’ ability to refinance their outstanding obligations with lower-cost funding and loan payments.

Details regarding the loan portfolio for each of the last five years ended December 31 are as follows:

Loan Portfolio Detail

For the Years Ended December 31

(in thousands)	2011	2010	2009	2008	2007
Residential real estate	$80,056	$87,925	$98,517	$140,067	$142,807
Commercial real estate	256,508	256,327	321,326	320,302	436,861
Construction, land acquisition and development (1)	33,450	77,395	98,383	130,546	—
Commercial and industrial	174,233	197,697	219,889	219,821	202,665
Consumer	111,778	110,853	164,670	119,909	91,052
State and political subdivisions	23,496	27,739	36,780	34,334	32,136
Total loans, gross	679,521	757,936	939,565	964,979	905,521
Unearned discount	(159)	(225)	(298)	(380)	(470)
Net deferred loan fees and costs	516	677	707	329	183
Allowance for loan and lease losses	(20,834)	(22,575)	(22,458)	(8,254)	(7,569)
Loans, net	$659,044	$735,813	$917,516	$956,674	$897,665

(1) Prior to December 31, 2008 construction, land acquisition and development loans were included in the commercial real real estate portfolio.

The following schedule shows the re-pricing distribution of loans outstanding as of December 31, 2011.  Also provided are those amounts classified according to sensitivity to changes in interest rates:

Loan Repricing Distribution

December 31, 2011

(in thousands)	Within One Year	One to Five Years	Over Five Years	Total
Residential real estate	$11,287	$25,638	$43,131	$80,056
Commercial real estate	22,777	38,126	195,605	256,508
Construction, land acquisition and development	16,443	2,342	14,665	33,450
Commercial and Industrial	115,915	39,249	19,069	174,233
Consumer	30,756	62,238	18,784	111,778
State and political subdivisions	170	2,288	21,038	23,496
Total	$197,348	$169,881	$312,292	$679,521

Loans with predetermined interest rates	$27,168	$94,827	$56,536	$178,531
Loans with floating rates	170,180	75,054	255,756	500,990
Total	$197,348	$169,881	$312,292	$679,521

Loan Concentrations: At December 31, 2011, 2010 and 2009, the Bank’s loan portfolio was concentrated in loans in the following industries. Approximately 96.0% of loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Bank.

Loan Concentrations

As of December 31,

	2011		2010		2009
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans

Land subdivision	$19,626	2.89%	$29,518	3.89%	$54,649	5.82%
Shopping centers/complexes	18,722	2.76%	26,298	3.47%	32,376	3.45%
Gas stations	17,118	2.52%	18,289	2.41%	22,606	2.41%
Office complexes/units	16,091	2.37%	16,842	2.22%	25,352	2.70%
Solid waste landfills	42,270	6.22%	52,270	6.90%	43,297	4.61%

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

Under the Company’s risk rating system, loans rated pass/watch, special mention, substandard, doubtful, or loss are reviewed regularly as part of the Company’s risk management practices.  The Company’s Loan Quality Committee, which consists of key members of senior management and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and reports to the Board of Directors.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans that are identified as troubled debt restructurings (“TDRs”) or are non-accrual and substandard or doubtful loans are considered impaired.  Impaired loans are analyzed individually for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is anticipated to come from the liquidation of the collateral held.  For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as TDRs and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve an extension of a loan’s stated maturity date, a reduction of the rate, payment modifications, or a combination of these modifications.  Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification, and management believes that collection of the remaining interest and principal is probable.

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

The following schedule reflects non-performing loans (including non-performing TDRs), OREO and performing TDRs as of December 31 for each of the last five years:

(in thousands)	2011	2010	2009	2008	2007
Non-accrual loans	$19,914	$28,267	$25,865	$22,263	$3,106
Loans past due 90 days or more and still accruing	—	99	117	1,151	904
Total Non-Performing Loans	19,914	28,366	25,982	23,414	4,010
Other Real Estate Owned	6,958	9,633	11,184	2,308	2,588
Total Non-Performing Loans and OREO	$26,872	$37,999	$37,166	$25,722	$6,598
Performing TDRs	$5,680	$2,513	$10,743	$—	$—
Non-performing loans as a percentage of gross loans	2.93%	3.74%	2.77%	2.40%	0.40%

In 2011, total non-performing loans and OREO decreased $11.1 million, or 29.3%, to $26.9 million at December 31, 2011from $38.0 million at December 31, 2010 as the Company continued to work-out non-performing loans and dispose of its holdings of foreclosed properties.  Non-performing loans and OREO represented 67.3% of shareholders’ equity as of December 31, 2011, as compared to 116.3% of shareholders’ equity as of December 31, 2010.  The decrease in non-performing loans and OREO as a percentage of shareholders’ equity was driven primarily by $6.7 million of charge-offs, $2.5 million of payoffs, the sale of OREO properties and a $7.9 million increase in shareholder’s equity.  Though non-performing loans as a percentage of shareholders’ equity decreased, the percentage remains elevated and further deterioration in economic conditions could lead to additional increases in impaired loans.

At December 31, 2011, $14.7 million, or 81%, of the total non-performing loan balances consist of the following six credits ranging from $600 thousand to $5.8 million:

•                  $7.0 million — This credit represents a commercial loan secured by commercial real estate and the guarantee of a portion of the loan by a government agency.  This credit was written down to $5.8 million as of December 31, 2011.  Additionally, $90 thousand of the allowance for loan losses is allocated to this credit.

•                  $5.2 million — This credit represents a commercial loan secured by financing receivables; this credit was paid down to $4.1 million as of December 31, 2011.  Due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•                  $4.8 million — This credit represents a land development loan secured by a residential subdivision located outside of the Company’s general market area; this credit was written down to $1.6 million as of December 31, 2011.  Due to sufficient collateral value, no allocation is provided for this credit in the allowance for loan losses.

•                  $1.6 million — This credit represents a commercial loan secured by two residential real estate properties; $10 thousand of the allowance for loan losses is allocated to this credit.

•                  $1.4 million — This credit represents a residential mortgage loan and home equity loan secured by a personal residence; this credit was written and paid down to $657 thousand as of December 31, 2011.  Additionally, $43 thousand of the allowance for loan losses is allocated to this credit.

•                  $1.2 million — This credit represents a commercial mortgage loan secured by commercial real estate; this credit was written down to $975 thousand as of December 31, 2011.  Additionally, $97 thousand of the allowance for loan losses is allocated to this credit.

In addition to the non-performing loans identified in the table above, at December 31, 2011, the Bank had potential problem loans consisting of substandard and accruing loans in the amount of $50.2 million.

The Company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the Company’s general market area.  Over the past seven years, the Company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota.  The majority of these loans were for out of market commercial real estate projects.  Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the remaining four (4) projects were located in Florida.  The Company’s original aggregate commitment for these various loans totaled approximately $34 million.  Two of these loans, one local Pennsylvania project and the New York project, were paid in full prior to 2011.  Of the remaining five (5) credits, two of the Florida properties were held in OREO and the remaining three credits were rated “substandard” at December 31, 2010.  During 2011, the two Florida credits rated “substandard” were paid off and one of the Florida properties held in OREO was sold.  The outstanding balance of the two remaining loans, one Florida property held in OREO and the Pennsylvania credit rated “substandard,” had an aggregate balance of $5.6 million at December 31, 2011.  The Florida credit has been written down to the current fair value of the property and the Pennsylvania credit is currently performing.

The following table outlines delinquency and non-accrual loan information within the Company’s loan portfolio:

	2011	2010	2009
Accruing:	—	—	—
30-59 days	0.83%	0.52%	0.35%
60-89 days	0.27%	0.16%	0.05%
90+ days	0.00%	0.01%	0.01%
Non-accrual	2.93%	3.74%	2.75%
Total Delinquencies	4.03%	4.43%	3.16%

The decrease in total delinquencies as a percent of gross loans in 2011 was primarily due to the transfers of loans to OREO and more rigorous collections of non-performing loans.  Delinquencies for accruing loans increased from $5.3 million at December 31, 2010 to $7.6 million at December 31, 2011, primarily due to an increase in commercial real estate loans that were 30 — 89 days past due at December 31, 2011.  In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

At December 31, 2011, the Company’s ratio of non-performing loans to total gross loans was 2.9% compared to the 3.7% reported at December 31, 2010.  The Company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment. The decrease in the ratio as a percentage of total loans is primarily a result of the decrease in the loan portfolio.

OREO totaled $7.0 million as of December 31, 2011, which is a decrease of $2.6 million from $9.6 million as of December 31, 2010.  As of December 31, 2011 and 2010, OREO consisted of 28 properties.  Nine of the properties held in OREO as of December 31, 2011 represent approximately 69% of the total.  Included in OREO are six properties totaling $1.8 million, or 26%, of OREO, located outside of the Company’s general market area.  Additionally, $4.6 million, or 66%, of OREO is located in the Pocono Mountains within the Company’s primary market area that had been particularly hard hit during the recent economic recession.

The Company is actively marketing these properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors.  The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value.  A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process.  This fair value is updated on an annual basis or more frequently if new valuation information is available.  Further deterioration in the real estate market could result in additional losses on these properties.

The Company foreclosed on 15 properties during the twelve months ended December 31, 2011, four of which totaled $2.9 million and represented a majority of the additions. In connection with the transfer to OREO, the Company charged off $2.3 million of the loan balances against the ALLL to bring the properties down to their fair value less costs to sell of $7.0 million.

The following schedule reflects the activity in OREO:

	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Balance, beginning of year	$9,633	$11,184	$2,308
Additions	3,995	9,928	11,717
Write-downs	(2,318)	(5,906)	(434)
Carrying value of OREO sold	(4,352)	(5,573)	(72)
Transfer to bank premises	—	—	(2,335)
Balance, end of year	$6,958	$9,633	$11,184

The following schedule reflects a breakdown of OREO for the periods presented:

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Land / Lots	$4,443	$8,357	$5,887	$2,308	$2,588
Commercial Real Estate	1,695	1,086	4,852	—	—
Residential Real Estate	820	190	445	—	—
Total Other Real Estate Owned	$6,958	$9,633	$11,184	$2,308	$2,588

The expenses related to maintaining OREO and the subsequent write-downs of the properties related to declines in value since foreclosure amounted to $3.7 million, $7.5 million, and $1.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and varies from year to year based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio. Effective for 2009, the ALLL methodology was revised to include an enhanced impairment measurement process.  Enhancements were also made to the historical loss analysis including an expanded and a more comprehensive loan pool analysis and a more detailed qualitative adjustment factor analysis.

In its evaluation management considers qualitative and environmental factors including but not limited to:

•	Changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the Company’s loan portfolio;
•	Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	Changes in the experience, ability and depth of the Company’s management and staff;
•	Changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors;
•	Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and
•	Analysis of our customers’ credit quality.

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

The Company’s ALLL consists of both specific and general components, which totaled $0.7 million and $20.1 million, respectively, at December 31, 2011.  The ratio of the ALLL to total loans at December 31, 2011 and 2010 was 3.1% and 3.0%, respectively, based on total loans of $679.5 million and $757.9 million, respectively.

The following table presents an allocation of the ALLL and percent of loans in each category as of December 31:

Allocation of the Allowance for Loan Losses

	2011		2010		2009		2008		2007
(in thousands)	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans
Residential Real Estate	$1,489	11.78%	$2,176	11.60%	$696	10.49%	$259	15.47%	$91	15.77%
Commercial Real Estate (1)	11,213	37.75%	9,640	33.82%	8,397	34.20%	—	45.68%	—	48.24%
Construction, Land Acquisition and Development (2)	2,579	4.92%	4,170	10.21%	6,285	10.47%	—	0.00%	—	0.00%
Commercial & Industrial	3,285	25.64%	4,850	26.08%	4,507	23.40%	7,462	22.90%	7,019	22.38%
Consumer	1,925	16.45%	1,173	14.63%	1,980	17.53%	481	12.38%	405	10.06%
State & Political	343	3.46%	566	3.66%	593	3.91%	52	3.57%	54	3.55%
Total	$20,834	100%	$22,575	100%	$22,458	100%	$8,254	100%	$7,569	100%

(1)	Prior to December 31, 2009, the commercial real estate allowance for loan and lease losses was combined with commercial and industrial loans.

(2)	Prior to December 31, 2009, the construction, land acquisition and development allowance for loan and lease losses was combined with commercial real estate loans.

The following table presents an analysis of ALLL for each of the last five years:

Five Year Analysis of Allowance for Loan and Lease Losses

(in thousands)	2011	2010	2009	2008	2007
Balance, January 1,	$22,575	$22,458	$8,254	$7,569	$7,538
Charge-Offs:
Residential Real Estate	1,273	221	307	51	952
Commercial Real Estate	2,395	5,049	24,980	262	1,663
Construction, Land Acquisition and Development	1,857	12,893	—	—	—
Commercial & Industrial	464	6,883	2,247	466	329
Consumer	691	736	483	548	452
State & Political Subdivision	—	—	—	—	—
Total Charge-offs	6,680	25,782	28,017	1,327	3,396

Recoveries of Charged-off Loans:
Residential Real Estate	57	32	—	—	5
Commercial Real Estate	93	152	33	17	1,018
Construction, Land Acquisition & Development	2,188	303	—	—	—
Commercial & Industrial	1,852	151	22	6	6
Consumer	226	220	77	185	198
State & Political Subdivision	—	—	—	—	—
Total Recoveries	4,416	858	132	208	1,227

Net Charge-offs (1)	2,264	24,924	27,885	1,119	2,169

Provision for loan and lease losses	523	25,041	42,089	1,804	2,200
Balance, December 31	$20,834	$22,575	$22,458	$8,254	$7,569

Net Charge-Offs during the period as a percentage of average loans outstanding during the period	0.31%	2.84%	2.87%	0.12%	0.24%

Allowance for loan and lease losses as a percentage of gross loans outstanding at end of period	3.07%	2.98%	2.39%	0.86%	0.84%

(1)         Prior to December 31, 2010, the charge-offs and recoveries for construction, land acquisition and development allowance for loan and lease losses were combined with commercial real estate loans.

The ratio of the ALLL to total gross loans at December 31, 2011 and 2010 was 3.1% and 3.0%, respectively.  Gross loans declined to $679.5 million at December 31, 2011 from $757.9 million at December 31, 2010.  The ALLL decreased by $1.8 million to $20.8 million at December 31, 2011 from $22.6 million at December 31, 2010.

Net charges-off decreased $22.6 million from $24.9 million in 2010 to $2.3 million in 2011.  Total charge-offs included $2.0 million of commercial real estate loans and construction, land acquisition and development loans associated with properties located in the Pocono Mountains region.  All other charge-off and recovery activity was consistent with the normal course of business.  Management is actively pursuing work out and collection efforts to collect on these loans.

Funding Sources

The Company utilizes traditional deposit products, such as demand, savings, negotiable order of withdrawal (“NOW”), money market, and time as its primary funding sources to support the earning asset base and future growth. Other sources, such as short-term FHLB advances, federal funds purchased, brokered time deposits and long-term FHLB borrowings may be utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities decreased by $182.8 million, or 15.9%, to $969.6 million during 2011 from $1.15 billion during 2010.  The rate paid on interest-bearing liabilities decreased to 1.43% in 2011 from 1.90% in 2010.  These decreases caused a reduction in interest expense of $8.0 million, or 36.6%, to $13.9 million in 2011 from $21.9 million in 2010.

Deposits

Average interest-bearing deposits decreased $97.9 million, or 10.2%, during 2011 compared to 2010.  The Company experienced decreases in all of the components of interest-bearing deposits.  During 2011, average interest-bearing demand deposits decreased $18.4 million, or 5.2%, average savings deposits decreased $4.1 million, or 4.4%, average time deposits over $100,000 decreased $44.3 million or 19.6% and average other time deposits decreased $31.1 million, or 11.0%.  The rate paid on average interest-bearing deposits decreased to 1.02% in 2011 from 1.48% during 2010.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The Company elected to allow higher cost time deposits to mature and chose to be more conservative in setting rates on new deposits and renewals.  The pricing decreases for these products resulted from the Company’s implementation of competitive rates.  The rate paid on average interest-bearing demand deposits decreased to 0.48% in 2011 from 0.97% during 2010.  The rate paid for savings deposits decreased to 0.32% in 2011 from 0.54% in 2010.  The rate paid on time deposits over $100 thousand decreased to 1.21% from 1.52% and the rate paid on other time deposits decreased to 1.85% during 2011 from 2.41% during 2010.  The decrease in average interest-bearing deposits was partially offset by a $25.4 million increase in non-interest-bearing demand deposits.

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31,
	2011		2010		2009
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non interest-bearing demand deposits	$107,763		$82,400		$81,081
Interest-bearing demand deposits	335,201	0.48%	353,579	0.97%	312,285	1.19%
Savings deposits	89,494	0.32%	93,598	0.54%	81,149	0.73%
Time deposits	433,227	1.58%	508,660	2.01%	530,276	2.47%
Total	$965,685		$1,038,237		$1,004,791

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31,

Maturity Distribution of Time Deposits

At December 31,

	2011	2010
3 months or less	$95,635	$97,302
Over 3 through 6 months	13,455	22,465
Over 6 though 12 months	33,058	35,884
Over 12 months	57,642	33,875
Total	$199,790	$189,526

Borrowings

The following table presents the maximum amount of the Company’s short-term borrowings that were outstanding at any month end during the years ended December 31,

Maximum Borrowings Outstanding

For the Years Ended December 31,

(in thousands)	2011	2010	2009
Federal funds purchased	$—	$—	$15,075
FHLB advances	40,000	—	10,000
FRB discount window borrowings	—	—	20,000
Total	$40,000	$—	$45,075

The Company did not have any outstanding short term borrowings at December 31, 2011, 2010, or 2009, respectively.

Average long-term debt decreased to $111.7 million in 2011 from $196.6 million in 2010 which was due to the maturity of FHLB advances and lower levels of outstanding debt in 2011.  The average rate paid for long term debt in 2011 was 4.57%, an increase from 3.90% in 2010.  The increase in rate on the long term debt is due primarily to its subordinated debentures comprising a higher percentage of total average long term debt in 2011 than in 2010. For further discussion of the Company’s borrowings, see Note 11-”Borrowed Funds” to the consolidated financial statements included in Item 8-”Financial Statements and Supplementary Data” hereof.

The average balance of junior subordinated debentures, a component of long-term debt, was $10.3 million at both December 31, 2011 and 2010.  The average rate paid for junior subordinated debentures in 2011 was 2.00%, relatively unchanged from 2.01% in 2010.

Short-term borrowings consist of Federal funds purchased which generally represent overnight borrowing transactions.  The Company did not have a Federal funds line of credit as of December 31, 2011, but had an unused line of credit at the FHLB of approximately $36 million at December 31, 2010.  Long-term debt, which is comprised primarily of FHLB advances are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential and commercial real estate mortgage loans.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2011 and 2010 were $127.7 million and $182.9 million, respectively.  Federal funds purchased represent overnight borrowings providing for the short-term funding requirements of the Company’s banking subsidiary and generally mature within one business day of the transaction.  During 2011 the average outstanding balance for short-term FHLB advances amounted to $6.6 million and the weighted average rate paid in 2011 was 0.53%.  Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities.  During 2011, there were no borrowings from the Discount Window.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) are the Company’s most liquid assets.  At December 31, 2011, cash and cash equivalents totaled $168.6 million, compared to $74.5 million at December 31, 2010, an increase of $94.1 million.  Cash flows from investing activities provided $170.2 million and operating activities provided $3.3 million of cash and cash equivalents during the year, while financing activities utilized $79.3 million.  The cash flows provided by investing activities were largely attributable to the $74.0 million in net loan repayments by customers and $88.7 million net reduction in investments.  The $79.3 million used by financing activities reflected $53.6 million of repayments of FHLB advances, net of new advances, as well as the run-off of $41.5 million of higher-cost time deposits.  Cash flows from financing activities were positively affected by the $16.2 million increase in lower-cost transaction and savings accounts.

Core deposits, which represent the Company’s primary source of liquidity, averaged $745 million in 2011, a decrease of $34 million from the $779 million in 2010. Core deposits are comprised of total deposit liabilities less: brokered deposits, deposits generated through the Certificate of Deposit Account Registry Service (“CDARs”) and all certificates of deposit accounts with balances greater than $100 thousand.

The Company has other potential sources of liquidity including the ability to borrow on credit lines established at the Federal Home Loan Bank of Pittsburgh and access to the Federal Reserve Discount Window.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

(in thousands)	2011	2010
Commitments to extend credit	$138,715	$125,981
Standby letters of credit	36,286	57,629

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

The following schedules present information regarding the Company’s risk-based capital at December 31, 2011, 2010, and 2009 and selected other capital ratios:

FIRST NATIONAL COMMUNITY BANCORP, INC.

CAPITAL ANALYSIS

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Company
Tier I Capital:
Total Tier I Capital	$53,059	$53,297	$84,365
Tier II Capital:
Subordinated notes	$25,000	$25,000	$23,100
Allowable portion of allowance for loan losses	9,823	11,201	14,594
Total Tier II Capital	$34,823	$36,201	$37,694
Total Risk-Based Capital	$87,882	$89,498	$122,059
Total Risk Weighted Assets	$774,452	$883,887	$1,158,157

Bank
Tier I Capital:
Total Tier I Capital	$80,976	$75,659	$103,453
Tier II Capital:
Allowable portion of allowance for loan losses	$9,819	$11,197	$14,590
Total Tier II Capital	$9,819	$11,197	$14,590
Total Risk-Based Capital	$90,795	$86,856	$118,043
Total Risk Weighted Assets	$774,097	$883,535	$1,157,823

FIRST NATIONAL COMMUNITY BANCORP, INC.

CAPITAL ANALYSIS

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
(amounts in thousands)	Actual		Adequacy Purposes		Action Provision
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Corporation	$87,882	11.35%	$61,956	>8.00%	N/A	N/A
Bank	$90,795	11.73%	$61,928	>8.00%	$77,410	>10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation	$53,059	6.85%	$30,978	>4.00%	N/A	N/A
Bank	$80,976	10.46%	$30,964	>4.00%	$46,446	>6.00%

Tier I Capital (to Average Assets)
Corporation	$53,059	4.72%	$44,992	>4.00%	N/A	N/A
Bank	$80,976	7.20%	$44,978	>4.00%	$56,227	>5.00%

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Corporation	$89,498	10.13%	$70,711	>8.00%	N/A	N/A
Bank	$86,856	9.83%	$70,683	>8.00%	$88,354	>10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation	$53,297	6.03%	$35,355	>4.00%	N/A	N/A
Bank	$75,659	8.56%	$35,341	>4.00%	$53,012	>6.00%

Tier I Capital (to Average Assets)
Corporation	$53,297	4.27%	$49,964	>4.00%	N/A	N/A
Bank	$75,659	6.06%	$49,950	>4.00%	$62,438	>5.00%

In 2011, the Company’s total regulatory capital decreased $1.6 million, primarily as a result of the decline in the allowable portion of the allowance for loan losses.  As of December 31, 2011, there were 33,557,681 common shares available for future sale or share dividends. The number of shareholders of record at December 31, 2011 was 1,636.  Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5 of this report.  Refer to Note 17 to the consolidated financial statements for further discussion of our capital requirements and dividend limitations.  As a result of the Order, the Bank is required to achieve a total capital ratio of 13% and Tier I capital to average assets ratio of 9% by November 30, 2010.  As of December 31, 2011, the Bank has not yet achieved these ratios. Furthermore, pursuant to the Order and the Agreement, the Bank and the Company are currently prohibited from declaring or paying any dividends without prior regulatory approval.

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

The Company’s operation of the DRIP Plan was suspended in 2011.  New capital generated from shares issued under the DRIP totaled $29 thousand and $528 thousand during the years ended December 31, 2011 and 2010, respectively.

The Board of Directors (the “Board”) on February 26, 2010 voted to suspend payment of the Company’s quarterly dividend indefinitely in an effort to conserve capital.  The Board recognizes the importance of preserving cash and, given the challenging economic conditions that continue to impact the health and stability of many businesses within the region we serve, believes dividends should not be paid from current and anticipated earnings to prudently fund operations. Additionally, as a result of the Order and the Agreement, the Company is prohibited from paying dividends without the prior approval of the OCC and the Reserve Bank.  Suspending the $0.02 per share dividend will save the Company approximately $1.3 million annually.

The suspension is among several initiatives in place to conserve cash reserves during the nation’s protracted economic slump.  In 2010 the Company raised $1.9 million through the sale of subordinated debentures which will mature on September 1, 2019. A substantial portion of the net proceeds of the completed sale were used to strengthen the institution’s capital position, improve liquidity, increase lending capacity and support the Company’s continuing growth objectives.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our consolidated financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions may be used for general corporate purposes or for customer needs. Corporate purpose transactions would be used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the year ended December 31, 2011, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.  For a further discussion of the Company’s off-balance sheet arrangements, see Note 15 — “Commitments, Contingencies, and Concentrations” — to the consolidated financial statements included in Item 8 — “Financial Statements and Supplementary Data” hereof.

Contractual Obligations

The following table details the Company’s contractual obligations and commercial commitments as of December 31, 2011. Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

	Payments Due by Period
(in thousands)		Less Than			More Than 5
Contractual Obligations	Total	one Year	1-3 Years	3-5 Years	Years
Federal Home Loan Bank advances	$48,261	$13,315	$28,904	$3,230	$2,812
Subordinated debentures	25,000			10,000	15,000
Junior subordinated debt	10,310	—	—	—	10,310
Other borrowings	—	—	—	—	—
Operating lease obligations	2,010	656	1,034	230	90
Total contractual cash obligations	$85,581	$13,971	$29,938	$13,460	$28,212

	Amount of Commitment Expirations by Period
	Total
(in thousands)	Amounts	Less Than			More Than 5
Contractual Obligations	Commited	one Year	1-3 Years	3-5 Years	Years
Commitments to extend credit	$138,715	$124,313	$259	$4,182	$9,961
Standby letters of credit	$36,286	28,309	1,465	6,362	150
Total	$175,001	$152,622	$1,724	$10,544	$10,111

The Company’s Treasury unit proactively monitors the level of unused commitments against the Company’s available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the FHLB and the Federal Reserve.  The Treasury unit regularly reports the results of its actions to two of our management committees, the Asset/Liability Committee and the Senior Management Committee.

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

Interest Rate Gap

The following schedule illustrates the Company’s interest rate gap position as of December 31, 2011 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods:

	Interest Rate Sensitivity Analysis
	as of December 31, 2011
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Not Rate
(in thousands)	Days	Days	Days	Years	5 Years	Sensitive	Total

Interest-bearing deposits in other banks	$149,690	$—	$—	$—	$—	$—	$149,690

Performing loans, gross	404,024	22,149	39,147	155,744	38,544	—	659,608

Loans held for sale	—	—	—	—	94	—	94

Securities - taxable	23,197	8,024	7,160	30,607	21,095		90,083
Securities - tax free	825	1,320	585	10,325	84,431		97,486
Total securities	24,022	9,344	7,745	40,932	105,526	—	187,569

Total earning assets	577,736	31,493	46,892	196,676	144,164	—	996,961
Non-earning assets	—	—	—	—	—	126,512	126,512
Allowance for loan and lease losses	—	—	—	—	—	(20,834)	(20,834)
Total assets	$577,736	$31,493	$46,892	$196,676	$144,164	$105,678	$1,102,639

Interest-bearing demand deposits	$326,899	$—	$—	$—	$—	$—	$326,899
Savings deposits	86,400	671	641	—	—	—	87,712
Time deposits ($100,000 and over)	50,747	30,604	41,006	72,745	4,688	—	199,790
Other time deposits	92,236	13,872	32,272	69,123	1,216	—	208,719
Total interest-bearing deposits	556,282	45,147	73,919	141,868	5,904	—	823,120

FHLB advances	3,547	8,572	12,861	22,273	1,008	—	48,261
Subordinated debentures	—	—	—	10,000	15,000	—	25,000
Junior subordinated debt	10,310	—	—	—	—	—	10,310
Other debt	—	—	—	—	—	—	—
Total borrowed funds	13,857	8,572	12,861	32,273	16,008	—	83,571

Total interest-bearing liabilities	570,139	53,719	86,780	174,141	21,912	—	906,691
Demand deposits	—	—	—	—	—	134,016	134,016
Other liabilities	—	—	—	—	—	22,007	22,007
Shareholders’ equity	—	—	—	—	—	39,925	39,925
Total liabilities and shareholders’ equity	$570,139	$53,719	$86,780	$174,141	$21,912	$195,948	$1,102,639

INTEREST RATE SENSITIVITY GAP	$7,597	$(22,226)	$(39,888)	$22,535	$122,252

CUMULATIVE GAP	$7,597	$(14,629)	$(54,517)	$(31,982)	$90,270

The Company’s interest sensitivity at December 31, 2011 was essentially neutral within reasonable ranges and an interest rate fluctuation of up or down 200 basis points would not be expected to have a significant impact on net interest income.

Earnings at risk and economic value at risk simulations

The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static gap analysis.  Although it will continue to measure its static gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet.  ALCO is responsible for focusing on “earnings at risk” and “economic value at risk,” and how both relate to the risk-based capital position when analyzing interest rate risk.

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

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2011 remained constant.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2011 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	6.41%	(8.35)%

Economic value at risk:
Percent change in economic value of equity	(4.89)%	16.21%

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
March 10, 2010, except for notes 3, 5, 6, 9, 13, 17, 18, 19 and 20, for which the date is December 1, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As explained in Note 17, the Bank is under a Consent Order from the Office of the Comptroller of the Currency whereby the Bank is required to achieve and maintain certain minimum regulatory capital ratios.

/s/ McGladrey LLP

New Haven, Connecticut
August 10, 2012

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, (in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$18,956	$18,934
Interest-bearing deposits in other banks	149,690	55,571
Total cash and cash equivalents	168,646	74,505
Securities
Available-for-sale, at fair value	185,475	251,072
Held-to-maturity, at amortized cost (fair value $1,857 and $1,788)	2,094	1,994
Stock in Federal Home Loan Bank of Pittsburgh, at cost	8,399	10,311
Loans held for sale	94	3,557
Loans, net of allowance for loan and lease losses of $20,834 and $22,575	659,044	735,813
Bank premises and equipment, net	18,846	19,310
Accrued interest receivable	2,552	3,119
Refundable federal income taxes	11,612	12,409
Intangible assets	797	963
Bank-owned life insurance	26,769	25,982
Other real estate owned	6,958	9,633
Other assets	11,353	18,630
Total Assets	$1,102,639	$1,167,298

Liabilities
Deposits:
Demand	134,016	$93,215
Interest-bearing demand	326,899	349,185
Savings	87,712	90,037
Time ($100,000 and over)	199,790	189,526
Other time	208,719	260,473
Total deposits	957,136	982,436
Borrowed funds:
FHLB advances	48,261	101,887
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Other debt	—	407
Total borrowed funds	83,571	137,604
Accrued interest payable	4,301	2,763
Other liabilities	17,706	12,440
Total liabilities	1,062,714	1,135,243

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of December 31, 2011 and 2010
Issued and outstanding: 16,442,119 shares as of December 31, 2011 and 16,433,020 shares as of December 31, 2010	20,552	20,541
Additional paid-in capital	61,557	61,539
Retained earnings	(38,217)	(37,882)
Accumulated other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of taxes	497	(6,174)
Unrealized non-credit holding loss on OTTI available-for-sale securities, net of taxes	(4,464)	(5,969)
Total accumulated other comprehensive loss, net of taxes	(3,967)	(12,143)
Total shareholders’ equity	39,925	32,055
Total Liabilities and Shareholders’ Equity	$1,102,639	$1,167,298

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (in thousands, except share data)	2011	2010	2009
Interest income
Interest and fees on loans	$34,467	$44,380	$51,338
Interest and dividends on securities
U.S. Treasury and government agencies	2,852	4,223	6,427
State and political subdivisions, tax-free	5,093	5,590	5,203
State and political subdivisions, taxable	112	58	—
Other securities	234	1,059	1,332
Total interest and dividends on securities	8,291	10,930	12,962
Interest on interest-bearing deposits and federal funds sold	178	161	98
Total interest income	42,936	55,471	64,398
Interest expense
Deposits
Interest-bearing demand	1,615	3,442	3,725
Savings	287	502	589
Time ($100,000 and over)	2,193	3,416	5,097
Other time	4,664	6,832	8,010
Total interest on deposits	8,759	14,192	17,421
Interest on borrowed funds
Interest on FHLB advances	2,621	5,208	6,979
Interest on subordinated debentures	2,281	2,257	471
Interest on junior subordinated debentures	206	210	277
Interest on other debt	—	1	48
Total interest on borrowed funds	5,108	7,676	7,775
Total interest expense	13,867	21,868	25,196
Net interest income before provision for loan and lease losses	29,069	33,603	39,202
Provision for loan and lease losses	523	25,041	42,089
Net interest income (loss) after provision for loan and lease losses	28,546	8,562	(2,887)
Non-interest income (loss)
Deposit service charges	3,105	3,274	3,503
Net (loss) gain on the sale of securities	5,114	(1,714)	890
Gross other-than-temporary impairment (“OTTI”)gains (losses)	751	(805)	(35,684)
Portion of gain (loss) recognized in OCI (before taxes)	(1,549)	(3,466)	15,035
Other-than-temporary-impairment losses recognized in earnings	(798)	(4,271)	(20,649)
Net gain on the sale of loans held for sale	755	1,198	1,481
Net gain on the sale of other real estate owned	2,528	403	309
Net (loss) gain on the sale of other assets	20	(60)	—
Loan related fees	673	1,009	1,035
Income on bank owned life insurance	787	740	321
Other	765	703	1,109
Total non-interest income (loss)	12,949	1,282	(12,001)
Non-interest expense
Salaries and employee benefits	14,117	13,077	12,155
Occupancy expense	2,890	3,228	2,218
Equipment expense	1,654	1,763	1,828
Advertising expense	629	712	713
Data processing expense	2,036	2,023	1,928
FDIC assessment	2,657	2,828	2,506
Bank shares tax	1,103	1,020	898
Expense of other real estate	3,720	7,521	1,250
Provision for off-balance sheet commitments	(423)	(678)	604
Legal expense	2,905	1,075	591
Professional fees	5,439	2,066	388
Goodwill impairment	—	—	8,134
Insurance expense	695	362	301
Loan collection expenses	242	647	236
Other operating expenses	4,166	5,920	4,272
Total non-interest expense	41,830	41,564	38,022
Loss before income taxes	(335)	(31,720)	(52,910)
Provision (credit) for income taxes	—	—	(8,594)
Net loss	$(335)	$(31,720)	$(44,316)

Loss Per Share
Basic	$(0.02)	$(1.94)	$(2.74)
Diluted	$(0.02)	$(1.94)	$(2.74)

Cash Dividends Declared Per Common Share	$—	$—	$0.17
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,439,508	16,354,245	16,169,777
Diluted	16,439,508	16,354,245	16,169,777

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except share data)	Shares	Stock	Capital	Deficit	Loss	Equity
Balances, December 31, 2008	16,047,928	$20,060	$59,591	$40,892	$(20,201)	$100,342
Net loss for the year	—			(44,316)		(44,316)
Other comprehensive gain (loss) net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS) net of tax of $7,798					14,482
Non-credit related losses on OTTI securities not expected to be sold, net of tax benefit of $3,858					(7,165)
Reclassification adjustment for gains and (losses) included in net loss, net of tax of $312					578
Other comprehensive income					7,895	7,895
Total comprehensive loss						(36,421)
Cash dividend paid, $0.17 per share				(2,738)		(2,738)
Stock based compensation - Stock Option Plans
Proceeds from the issuance of common shares -			158			158
Stock option plans	15,500	19	74			93
Proceeds from issuance of common shares through dividend reinvestment plan	226,542	283	1,367			1,650
Balances, December 31, 2009	16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084
Net loss for the year	—			(31,720)		(31,720)
Other comprehensive gain (loss) net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS) net of tax benefit of $3,988					(7,741)
Non-credit related gains on OTTI securities not expected to be sold, net of tax of $2,037					3,954
Reclassification adjustment for gains and (losses) included in net loss, net of tax of $2,035					3,950
Other comprehensive income					163	163
Total comprehensive loss						(31,557)
Proceeds from issuance of common shares through dividend reinvestment plan	143,050	179	349			528
Balances, December 31, 2010	16,433,020	20,541	61,539	(37,882)	(12,143)	32,055
Net loss for the year	—			(335)		(335)
Other comprehensive gain (loss) net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS) net of tax of $5,117					9,933
Non-credit related gains on OTTI securities not expected to be sold, net of tax of $563					1,092
Reclassification adjustment for gains and (losses) included in net loss, net of tax of $1,467					(2,849)
Other comprehensive income					8,176	8,176
Total comprehensive loss						7,841
Proceeds from issuance of common shares through dividend reinvestment plan	9,099	11	18			29
Balances, December 31, 2011	16,442,119	$20,552	$61,557	$(38,217)	$(3,967)	$39,925

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2011	2010	2009
Cash Flows from Operating activities:
Net loss	$(335)	$(31,720)	$(44,316)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Investment securities accretion, Net	(1,293)	(2,365)	(3,680)
Equity in trust	(4)	(6)	(5)
Depreciation and amortization	1,338	1,601	1,811
Stock based compensation - Stock Option Plans	—	—	158
Provision loan and lease losses	523	25,041	42,089
Provision for off balance sheet commitments	(423)	(678)	604
Provision for deferred taxes	—	3,512	1,620
(Gain) loss on sale of investment securities	(5,114)	1,714	(890)
Other-than temporary impairment losses	798	4,271	20,649
Gain on the sale of loans held for sale	(755)	(1,198)	(1,481)
(Gain) loss on sale of other assets	(20)	60	—
Goodwill impairment	—	—	8,134
Gain on the sale of other real estate owned	(2,528)	(403)	(309)
Write-down of other real estate owned	2,318	5,906	434
Write-down of premises and equipment	—	1,196	—
Income from bank owned life insurance	(787)	(740)	(890)
Proceeds from the sale of loans held for sale	28,573	44,837	62,651
Funds used to originate loans held for sale	(26,638)	(46,754)	(62,259)
Decrease in interest receivable	567	1,126	441
Decrease (increase) in refundable federal income taxes	797	(187)	(12,222)
Decrease (increase) in prepaid expenses and other assets	4,170	(1,129)	(6,947)
Increase (decrease) in interest payable	1,538	(117)	(1,152)
Increase (decrease) in accrued expenses and other liabilities	569	1,825	(76)
Total adjustments	3,629	37,512	48,680
Net Cash Provided by Operating Activities	3,294	5,792	4,364

Cash Flows from Investing Activities:
Maturities, calls and principal payments of investment securities available-for-sale	29,449	51,145	35,461
Sales of securities available for sale	122,640	36,619	37,222
Purchases of securities available-for-sale	(63,409)	(89,442)	(84,174)
Purchases of Federal Reserve Bank stock	—	(336)	(269)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,912	543	—
Net decrease (increase) in loans to customers	73,540	111,010	(10,404)
Proceeds from the sale of indirect loans	—	36,501	—
Proceeds from the sale of other real estate owned	6,880	5,996	381
Purchases of property and equipment	(893)	(1,239)	—
Proceeds from the sale of property and equipment	32	59	(4,377)
Net Cash Provided/(Used) by Investing Activities	170,151	150,856	(26,160)

Cash Flows from Financing Activities:
Net increase in demand deposits, money market demand, interest-bearing demand accounts, and savings accounts	16,190	7,981	63,112
Net (decrease) increase in time deposits	(41,490)	(97,153)	55,603
Proceeds from issuance of subordinated debentures	—	1,900	23,100
Proceeds from FHLB advances	60,000	27,000	192,330
Repayment of FHLB advances	(113,626)	(108,943)	(227,058)
Proceeds from (repayment of) other borrowed funds	(407)	180	(16,103)
Proceeds from issuance of common shares, net of share issuance costs	29	528	1,650
Proceeds from issuance of common shares - share option plans	—	—	93
Dividends paid	—	—	(2,738)
Net Cash (Used)/Provided by Financing Activities	(79,304)	(168,507)	89,989
Net Increase (Decrease) in Cash and Cash Equivalents	94,141	(11,859)	68,193
Cash & Cash Equivalents at Beginning of Year	74,505	86,364	18,171
Cash & Cash Equivalents at End of Year	$168,646	$74,505	$86,364
Supplemental Cash Flow Information
Cash received paid (received) during the period for:
Interest	$12,329	$21,985	$26,514
Income taxes	(800)	(3,324)	1,864
Other transactions:
Securities purchased but not settled	5,120	—	—
Principal balance of loans transferred to OREO	3,995	9,928	11,717
Property transferred from OREO to premises & equipment	—	—	2,335
Transfer from loans held for sale to loans	1,289	—	—
Transfer from loans held for sale to other assets	698	749	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1.  Organization

First National Community Bancorp, Inc., is a registered bank holding company under the Bank Holding Company Act of 1956.  It was incorporated under the laws of the Commonwealth of Pennsylvania in 1997.  It is the parent company of First National Community Bank (the “Bank”) and the Bank’s wholly owned subsidiaries FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC.  Unless the context otherwise requires, the term “Company” is used to refer to First National Community Bancorp, Inc., and its subsidiaries.  In certain circumstances, however, the term “Company” refers to First National Community Bancorp, Inc., itself.

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

The Company has adopted Accounting Standards Codification 810-10, Consolidation, for the issuing trust.  Accordingly, this trust has not been consolidated with the accounts of the Company, because the Company is not the primary beneficiary of the trust.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of First National Community Bancorp, Inc., the Bank,  and the Bank’s wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), securities valuations, and the evaluation of deferred income taxes and goodwill and the impairment of securities. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold.  Generally, federal funds are purchased and sold for one day periods.

Securities

We classify investment securities as either held-to-maturity or available-for-sale at the time of purchase.  Investment securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Investment securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive income.  Gains and losses on sales of investment securities are recognized using the specific identification method on a trade date basis.  Interest income on investments includes amortization of purchase premiums and discounts. Realized gains and losses are derived based on the amortized cost of the security sold.

Quarterly, the Company evaluates its investment securities classified as held-to-maturity or available-for-sale for other-than-temporary-impairment (“OTTI”). Unrealized losses on securities are considered to be other-than-temporarily impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the issuer’s potential for default, and/or other factors. Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk). In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security, and is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Loans are placed on non-accrual status when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days.  The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, all unpaid interest is reversed and charged back against interest income.  Any cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  Loans are returned to accrual status if principal and interest payments are brought current for six consecutive months and future payments are reasonably assured.

Troubled Debt Restructurings

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as troubled debt restructurings (“TDRs”) and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve a reduction of the rate, an extension of a loan’s stated maturity date, or payment modifications.  Non-accrual troubled debt restructurings are returned to accrual status if principal and interest payments, under the modified terms, are brought current for six consecutive months and future payments are reasonably assured.

The Bank was not committed to lend additional funds to any of the loans classified as troubled debt restructurings as of December 31, 2011.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The general reserve component of the ALLL is based on pools of unimpaired loans segregated generally by loan type and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing,” and historical loss factors and varied qualitative factor basis point allocations are applied based on the risk profile in each pool to determine the appropriate reserve related to those loans. Substandard loans on nonaccrual status are included in impaired loans.

When establishing the ALLL, management categorizes loans into segments generally based on the nature of the collateral and basis of repayment.  These risk characteristics of the Company’s loan segments are as follows:

Construction, Land Acquisition and Development Loans - These loans are secured by real estate for the purpose of constructing one-to-four family homes.  The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner occupied structures and for land acquisition.  The Bank’s construction program offers either short term interest only loans that require the borrower to pay interest only during the construction phase with a balloon payment of the principal outstanding at the end of the construction period or interest only during construction with a conversion to amortizing principal and interest when the construction is complete.  Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%.  Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value.  Construction loans generally yield a higher interest rate than other mortgage loans but also carry more risk.  If a construction loan defaults, the Bank would have to take control of the property, obtain title to it and categorize it as other real estate qwned (“OREO”).  The Bank will either find another contractor to complete the project, which may be at a higher cost, or seek to sell the property.

Commercial Real Estate Loans — These loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances.  The commercial real estate mortgage loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations/ convenience markets, residential care facilities, nursing care facilities, restaurants and multifamily housing. The Bank’s commercial real estate portfolio consists of owner occupied properties and non-owner occupied properties and includes the personal guarantees of the principals where deemed necessary.  The Bank offers various rates and terms for commercial mortgage loans secured by real estate.  The interest rates associated with these types of loans are primarily priced as adjustable rate loans that adjust every three or five years or floating rate loans that adjust to a spread over the National Prime Rate (“NPR”) index.  Loan pricing for most floating rate commercial mortgage loans generally has a minimum interest rate.  The terms for commercial real estate loans typically do not exceed 20 years. Commercial real estate mortgage loans are originated under a comprehensive lending policy.  In particular, these types of loans are subject to specific loan to value guidelines prior to the time of closing.  The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 80%.  Commercial mortgage loans must also meet specific criteria that include the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed.  In order to make a decision on whether or not to make a commercial mortgage loan, the borrower(s) and guarantor(s) must provide the Bank with historical and current financial data.  The Bank performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project.  The Bank also considers the borrower’s expertise, credit history, net worth and the value of the underlying property.  The Bank generally requires that borrowers for loans secured by real estate have a debt service coverage ratio of at least 1.20 times.

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

State and Political Subdivision Loans - The Bank originates loans to state and political subdivisions, which are primarily municipalities in the Bank’s market area.

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

Mortgage Banking Activities

Mortgage loans originated by the Bank and intended for sale are carried at the lower of aggregate cost or fair value determined on an individual loan basis.  Net unrealized losses are recorded as a valuation allowance and charged to earnings.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan. Gains on the sales of loans for the years ended December 31, 2011, 2010 and 2009 were $0.8 million, $1.2 million and $1.5 million, respectively.  Loans held for sale are generally sold with loan servicing rights retained by the Company.  At December 31, 2011 and 2010, loans held for sale amounted to $94 thousand and $3.6 million, respectively, and were included as a separate line item on the accompanying consolidated statements of financial condition.

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

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure or deed in-lieu of foreclosure that is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, which establishes a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  At the date OREO is acquired, any write-down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis.  Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized while holding period costs and subsequent changes to the valuation allowance are charged to expense.

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

Goodwill and Intangible Assets

In connection with the purchase of the Honesdale branch completed in 2006, the Company acquired intangible assets of $9.8 million.  Of that amount, $1.7 million results from a core deposit premium subject to periodic amortization over the useful life of 10 years.  Goodwill of $8.1 million, which was not subject to amortization, arose in connection with the acquisition.  In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009 (the “Measurement Date”). The analysis included a combination of a market approach based analysis of comparable transactions, change of control premiums paid, a discounted cash flow analysis of the potential dividends of the Company and the assessment of the fair value of the Company’s statement of financial condition as of the Measurement Date. As a result of the analysis, the $8.1 million, which constituted the entire balance of goodwill, was written off as of December 31, 2009.  The Company did not record any goodwill in 2010 or 2011.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2011 and 2010.

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

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of the Company. The Company purchased the insurance as a future source of funding for the Company’s liabilities, including the payment of employee benefits such as health care.  BOLI is carried in the consolidated statements of financial position at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income, and are not subject to income taxes.  Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $93 thousand and $89 thousand at December 31, 2011 and 2010, respectively, and is reflected in “Other Liabilities” on the consolidated statements of financial condition.

Fair Value Measurement

The Company uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  Available-for-sale securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to recognize adjustments to other assets at fair value on a nonrecurring basis, such as impaired loans, other securities, and OREO.

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

Accounting standards define fair value, establish a framework for measuring fair value, establish a three-level hierarchy for disclosure of fair value measurement and provide disclosure requirements about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with a net income (loss), are components of comprehensive income (loss).

New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The disclosures required by ASU No. 2010-06 are included in Note 18 to these consolidated financial statements.

ASU No. 2010-20, “Receivables (Topic 310) - “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., the roll forward of the allowance for credit losses by portfolio segment) were required in interim or annual periods beginning on or after December 15, 2010. Comparative disclosures for reporting periods ending after initial adoption are required. Since the provisions of ASU No. 2010-20 are only disclosure related, our adoption of this guidance did not have an impact on our consolidated financial statements.  The disclosures required by ASU No. 2010-20 are included in Note 5 to these consolidated financial statements.

ASU No. 2011-01, “Receivables (Topic 310) - “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” was issued in January 2011 and postponed the effective date of new disclosure requirements for troubled debt restructurings. The new effective date for disclosures about troubled debt restructurings was aligned with the finalization of the effective date of the exposure drafts “Clarifications to Accounting for Troubled Debt Restructurings by Creditors”, which was effective for interim and annual periods ending on or after June 15, 2011.

ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, an update to ASC Topic 310- Receivables, provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  ASU No. 2011-02 was effective for the first interim or annual period beginning on or after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting Guidance to be Adopted In Future Periods

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, an update to ASC Topic 820 - Fair Value Measurement,  results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in ASU No. 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value. ASU No. 2011-04 also requires additional disclosures about fair value measurements. ASU No. 2011-04 is required to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of ASU No. 2011-04 on the Company’s financial condition, results of operations and cash flows.

ASU No. 2011-05, “Presentation of Comprehensive Income, an update to ASC Topic 220 - Comprehensive Income,” was issued to improve the comparability, consistency and transparency of financial reporting. The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. ASU No. 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. ASU No. 2011-05 is an update only for presentation and as such will not impact the Company’s financial position, results of operations or cash flows.

ASU No. 2011-11, Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities” was issued in December 2011.  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

ASU No. 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” was issued in December 2011.  This update defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements that conform to the current year’s presentation. Such reclassifications had no impact on the Company’s results of operations.

Note 3.  RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank.  The amount of those reserve balances for the reserve computation period which included December 31, 2011 and 2010 was $1.7 million and $1.3 million, respectively, which amount was satisfied through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

At December 31, 2011 the Bank was required to maintain a compensating balance at the Federal Home Loan Bank of Pittsburgh in the amount of $30 million to collateralize a letter of credit which the Bank had pledged to collateralize certain municipal deposits.

In addition, the Bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services.  At December 31, 2011 and 2010 the amount of these balances was $794 thousand and $782 thousand, respectively.

Note 4.  SECURITIES

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities available-for-sale are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
December 31, 2011 (in thousands)	cost	gains	losses	value
Obligations of U.S. government agencies	$7,893	$155	$—	$8,048
Obligations of state and political subdivisions	96,392	3,767	3,998	96,161
Collateralized mortgage obligations:
Government sponsored agency	8,093	380	5	8,468
Private Label	36,607	13	364	36,256
Residential mortgage-backed securities:
Government sponsored agency	30,426	967	—	31,393
Pooled Trust Preferred Senior Class	3,833	—	2,229	1,604
Pooled Trust Preferred Mezzanine Class	6,732	—	4,535	2,197
Corporate debt securities	500	—	158	342
Equity securities	1,010	—	4	1,006
Total securities available-for-sale	$191,486	$5,282	$11,293	$185,475

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
December 31, 2010 (in thousands)	cost	gains	losses	value
Obligations of U.S. government agencies	$8,068	$239	$—	$8,307
Obligations of state and political subdivisions	121,157	723	10,527	111,353
Collateralized mortgage obligations:
Government sponsored agency	77,172	1,057	413	77,816
Residential mortgage-backed securities
Government sponsored agency	49,450	557	887	49,120
Pooled Trust Preferred Senior Class	3,863	—	2,441	1,422
Pooled Trust Preferred Mezzanine Class	8,250	—	6,603	1,647
Corporate debt securities	500	—	105	395
Equity securities	1,010	2	—	1,012
Total securities available-for-sale	$269,470	$2,578	$20,976	$251,072

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities held-to-maturity at December 31, 2011 and 2010 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2011 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$2,094	$151	$—	$2,245

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2010 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$1,994	$—	$137	$1,857

At December 31, 2011 and 2010, securities with a carrying amount of $150.8 million and $220.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities at December 31, 2011 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	1,715	1,629	—	—
After Five Years through Ten Years	21,916	22,730	2,094	2,245
After Ten Years	91,719	83,993	—	—
Collateralized mortgage obligations	44,700	44,724	—
Mortgage-backed securities	30,426	31,393	—	—
Total	$190,476	$184,469	$2,094	$2,245

Gross proceeds from the sale of securities for the years ended December 31, 2011, 2010 and 2009 were $122.6 million, $36.6 million and $37.2 million, respectively, with the gross realized gains being $5.3 million, $1.2 million and $1.4 million, respectively, and gross realized losses being $2 thousand, $2.9 million and $486 thousand, respectively.

The table below indicates the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at December 31, 2011:

	Less than 12 Months		12 Months or Greater		Total
						Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	11,129	241	25,910	3,757	37,039	3,998
Collateralized mortgage obligations
Government sponsored agency	1,028	5	—	—	1,028	5
Private label	30,459	364	—	—	30,459	364
Residential mortgage-backed securities
Government sponsored agency	—	—	—	—	—	—
Pooled Trust Preferred Senior Class	—	—	1,604	2,229	1,604	2,229
Pooled Trust Preferred Mezzanine Class	—	—	2,197	4,535	2,197	4,535
Corporate debt securities	—	—	342	158	342	158
Equity Securities	996	4	—	—	996	4
	$43,612	$614	$30,053	$10,679	$73,665	$11,293

The table below indicates the length of time individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at December 31, 2010:

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

At December 31, 2011, excluding pooled trust preferred securities (“PreTSLs”), 106 of the Company’s debt securities holdings having unrealized losses have depreciated 6.1% from their amortized cost basis.  These securities are guaranteed by government sponsored agencies, other governments, or corporations and are considered investment grade.  Seventy-three (73%) percent of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2011, four of the Company’s PreTSLs, having realized cumulative OTTI credit losses of $8.6 million and unrealized OTTI losses of $6.8 million, have depreciated 81.7% and 64.0% from their current face values and amortized cost, respectively.

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

Based on the Company’s evaluation at December 31, 2011, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of four PreTSLs.  The Company’s estimate of projected discounted cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings for the year ended December 31, 2011 of $798 thousand.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

As of December 31, 2011, the amortized cost of the Company’s PreTSLs totaled $10.6 million with an estimated fair value of $3.8 million and is comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches. All of the securities possess credit ratings below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  As of December 31, 2011, three of these securities had no excess subordination and one had excess subordination equal to 12.09% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes. It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs as of December 31, 2011:

							Actual
						Current	Deferrals /
			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
(in thousands)
PreTSL IX	$303,520	$322,024	$(18,504)	94.25%	N/A	35	31.0%	1.51%
PreTSL XI	388,465	439,829	(51,364)	88.32%	N/A	43	32.3%	1.80%
PreTSL XIX	470,931	537,266	(66,335)	87.65%	N/A	48	27.6%	1.46%
PreTSL XXVI	691,700	617,093	74,607	112.09%	12.09%	55	28.3%	1.31%

The following list details information for each of the Company’s PreTSLs as of December 31, 2011:

					Moody’s /	Credit	Cumulative
(in thousands)		Amortized	Fair	Unrealized	Fitch	Impairment	Credit
Security	Class	Cost	Value	Gain/Loss	Ratings	this period	Impairment
PreTSL IX	Mezzanine	$1,256	$547	$(709)	Ca/C	$—	$1,680
PreTSL XI	Mezzanine	1,563	635	(928)	Ca/C	—	3,426
PreTSL XIX	Mezzanine	3,913	1,015	(2,898)	Ca/CC	798	3,262
PreTSL XXVI	Senior	3,833	1,604	(2,229)	B1/CCC	—	251
Total		$10,565	$3,801	$(6,764)		$798	$8,619

The Company’s PreTSLs are measured for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2011.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  The following provides additional information for each of these variables:

•                                          Probability of Default - An issuer level approach is used to analyze each security and default and recovery assumptions are based on the credit quality of the underlying issuers (generally, bank holding companies or insurance companies).  Each bank issuer is evaluated based upon an examination of the trends in its earnings, net interest margin, operating efficiency, liquidity, capital position, level of non-performing loans to total loans, apparent sufficiency of loan loss reserves, Texas ratio and whether the bank received TARP monies.  From this information, each issuer bank that is currently performing is assigned a category of Good, Average, Weak, or Troubled. Default rates are then assigned based upon the historical performance of each category.  Additionally, because the information available to the Company regarding the underlying insurance company issuers is more limited than for bank issuers, rather than performing an analysis of each issuer’s results and assigning insurance company issuers to these same categories, the Company uses the Moody’s one year long-term default rate assumption for insurance companies.  The historical default rates used in this analysis are:

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

•                                          Prepayment Rate - Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would have resulted in an additional credit loss of approximately $15 thousand and $50 thousand, respectively, to the $798 thousand impairment charge taken during 2011.  Credit losses would increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings for the years ended December 31, 2011, 2010, and 2009 of $0.8 million, $4.3 million, and $20.6 million, respectively.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)	2011	2010	2009
Beginning Balance, January 1	$22,598	$20,649	$—
Credit losses on debt securities for which OTTI was not previously recognized	—	—	20,649
Additional credit losses on debt securities for which OTTI was previously recognized	798	4,271	—
Less: Sale of Private Label CMOs for which OTTI was previously recognized	—	(2,322)	—
Less: Sale of PreTSLs for which OTTI was previously recognized	(14,777)	—	—
Ending Balance, December 31	$8,619	$22,598	$20,649

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $9.7 million and $11.6 million at December 31, 2011 and 2010, respectively.  Management noted no indicators of impairment for the FHLB of Pittsburgh and the FRB of Philadelphia during 2011.

Note 5.  LOANS

Loans receivable, net, consists of the following at December 31, 2011 and 2010:

(in thousands)	2011	2010
Residential real estate	$80,056	$87,925
Commercial real estate	256,508	256,327
Construction, land acquisition and development	33,450	77,395
Commercial and industrial	174,233	197,697
Consumer	111,778	110,853
State and political subdivisions	23,496	27,739
Total loans, gross	679,521	757,936
Unearned discount	(159)	(225)
Net deferred loan fees and costs	516	677
Allowance for loan and lease losses	(20,834)	(22,575)
Loans, net	$659,044	$735,813

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

The Company originates one-to-four family mortgage loans for sale in the secondary market.  During the years ended December 31, 2011, 2010 and 2009, the Company sold $28.1 million, $43.9 million and $63.3 million of one-to-four family mortgages, respectively.  The Company retains servicing rights on these mortgages.

During the year ended December 31, 2010, the Company sold $36.7 million in loans from its Indirect Auto Loan Portfolio. The Company retained the servicing rights to these loans.  The Company did not sell any indirect auto loans in 2011.

The Company had $94 thousand and $3.6 million in loans held-for-sale at December 31, 2011 and 2010, respectively. All loans held for sale are one-to-four family residential mortgage loans.

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

The Company provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in our judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on our methodology detailed below. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with U.S. GAAP. The ALLL consists primarily of the following two components:

(1)                           Specific allowances are established for impaired loans (defined by the Company as all loans with an outstanding balance greater than $100 thousand, rated doubtful or substandard and on non-accrual status, and all TDRs). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans.  Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

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

Management evaluates the ALLL based on the combined total of the impaired and general components. Generally, when the loan portfolio increases, absent other factors, the ALLL methodology results in a higher dollar amount of estimated probable losses.  Conversely, when the loan portfolio decreases, absent other factors, the ALLL methodology results in a lower dollar amount of estimated probable losses.

Each quarter, management evaluates the ALLL and adjusts the ALLL as appropriate through a provision for loan losses.  While the Company uses the best information available to make evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of its examination process, the Office of the Comptroller of the Currency (“OCC”) periodically reviews the Company’s ALLL.  The OCC may require the Company to adjust the ALLL based on its analysis of information available to it at the time of its examination.

A summary of changes in the ALLL for the years ended December 31, 2011, 2010, and 2009 follows:

(in thousands)	2011	2010	2009
Balance, beginning of year	$22,575	$22,458	$8,254
Recoveries credited to allowance	4,416	858	132
Provision for loan and lease losses	523	25,041	42,089
Losses charged to allowance	(6,680)	(25,782)	(28,017)
Balance, end of year	$20,834	$22,575	$22,458

The following tables set forth activity in the ALLL, by loan type, for the years ended December 31, 2011 and 2010 respectively.  The following tables also detail the amount of gross loans receivable that are evaluated individually and collectively for impairment, and the related portion of ALLL that is allocated to each loan portfolio segment:

Allowance for Loan and Lease Losses by Loan Category

December 31, 2011

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning Balance, December 31, 2010	$2,176	$9,640	$4,170	11	$4,839	597	$576	$566	$22,575
Charge-offs	(1,273)	(2,395)	(1,857)	—	(416)	(530)	(209)	—	(6,680)
Recoveries	57	93	2,188	—	1,852	219	7	—	4,416
Provisions	863	3,813	(1,911)	5	(2,999)	516	350	(114)	523
Ending Balance, December 31, 2011	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834

Ending balance, December 31, 2011:
individually evaluated for impairment	$65	545	91	—	—	—	—	—	$701

Ending balance, December 31, 2011:
collectively evaluated for impairment	$1,758	$10,606	$2,499	$16	$3,276	$802	$724	$452	$20,133

Loans receivable:
								—
Ending balance, December 31, 2011	$80,056	$256,508	$33,450	$42,270	$131,963	$63,722	$48,056	$23,496	$679,521

Ending balance, December 31, 2011:
individually evaluated for impairment	$3,615	13,012	2,979	—	4,066	—	31	—	$23,703

Ending balance, December 31, 2011:
collectively evaluated for impairment	$76,441	$243,496	$30,471	$42,270	$127,897	$63,722	$48,025	$23,496	$655,818

Allowance for Loan and Lease Losses by Loan Category

December 31, 2010

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning Balance, December 31, 2009	$696	$8,397	$6,285	—	$4,507	938	$1,069	$566	$22,458
Charge-offs	(221)	(5,049)	(12,893)	—	(6,883)	(507)	(229)	—	(25,782)
Recoveries	32	152	303	—	151	189	31	—	858
Provisions	1,669	6,140	10,475	11	7,064	(23)	(295)	—	25,041
Ending Balance, December 31, 2010	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575

Ending balance, December 31, 2010:
individually evaluated for impairment	$785	372	310	—	339	—	—	—	$1,806

Ending balance, December 31, 2010:
collectively evaluated for impairment	$1,391	$9,268	$3,860	$11	$4,500	$597	$576	$566	$20,769

Loans receivable:

Ending balance, December 31, 2010	$87,925	$256,327	$77,395	$52,270	$145,427	$63,509	$47,344	$27,739	$757,936

Ending balance, December 31, 2010:
individually evaluated for impairment	$2,926	9,477	11,365	—	6,029	—	132	—	$29,929

Ending balance, December 31, 2010:
collectively evaluated for impairment	$84,999	$246,850	$66,030	$52,270	$139,398	$63,509	$47,212	$27,739	$728,007

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

The Company utilizes a loan rating system that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of class. Commercial loans include commercial indirect auto loans which are not individually risk rated, and Construction, Land Acquisition and Development Loans include residential construction loans which are also not individually risk rated.  These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators — Other Loans” below.  The grading system contains the following basic risk categories:

1. Minimal Risk

2. Above Average Credit Quality

3. Average Risk

4. Acceptable Risk

5. Pass - Watch

6. Special Mention

7. Substandard - Accruing

8. Substandard - Non-Accrual

9. Doubtful

10. Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass - Assets rated 1 through 5 are considered pass ratings. These assets show no current or potential problems and are considered fully collectible. All such loans are considered collectively for ALLL calculation purposes.  However, accruing TDRs that have been performing for an extended period of time and do not represent a higher risk of loss, and those loans that have been upgraded to a pass rating will be evaluated individually for impairment.

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

The following tables detail the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at December 31, 2011 and 2010:

Commercial Credit Quality Indicators

December 31, 2011

	Real Estate			Commercial & Industrial
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Consumer Installment/ HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$19,267	$198,730	$15,924	$42,270	$117,104	$2,489	$23,464	$419,248
Special Mention	313	12,908	256	—	3,690	288	—	17,455
Substandard	3,906	44,870	14,090	—	5,532	144	32	68,574
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans Receivable	$23,486	$256,508	$30,270	$42,270	$126,326	$2,921	$23,496	$505,277

Commercial Credit Quality Indicators

December 31, 2010

	Real Estate			Commercial & Industrial
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Consumer Installment/ HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$24,854	$200,847	$46,657	$52,270	$123,848	$—	$17,481	$465,957
Special Mention	1,633	18,455	14,001	—	6,061	—	10,258	50,408
Substandard	1,308	35,100	10,199	—	7,951	—	—	54,558
Doubtful	—	1,925	2,611	—	—	—	—	4,536
Loss	—	—	—	—	—	—	—	—
Total Loans Receivable	$27,795	$256,327	$73,468	$52,270	$137,860	$—	$27,739	$575,459

Credit Quality Indicators — Other Loans

Residential, consumer, and consumer indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status.  The Company utilizes accruing vs. non-accruing status as the credit quality indicator for these loan pools.  The following tables present the recorded investment in residential, consumer and indirect auto loans based on payment activity at December 31, 2011 and 2010:

Other Loans Credit Quality Indicators

December 31, 2011

	Accruing	Non-accruing
(in thousands)	Loans	Loans	Total
Construction, Land Acquisition and Development - Residential	$3,180	$—	$3,180
Residential Real Estate	55,112	1,458	56,570
Indirect Auto - Consumer	63,718	4	63,722
Indirect Auto - Commercial	5,637	—	5,637
Installment/HELOC	45,103	32	45,135
Total	$172,750	$1,494	$174,244

Other Loans Credit Quality Indicators

December 31, 2010

	Accruing	Non-accruing
(in thousands)	Loans	Loans	Total
Construction, Land Acquisition and Development - Residential	$3,927	$—	$3,927
Residential Real Estate	57,665	2,465	60,130
Indirect Auto - Consumer	63,493	16	63,509
Indirect Auto - Commercial	7,445	—	7,445
Installment/HELOC	47,245	221	47,466
Total	$179,775	$2,702	$182,477

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these non-accrual loans was $19.9 million and $28.3 million at December 31, 2011 and 2010, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.  Loans past due ninety days or more and still accruing interest were $0 and $99 thousand at December 31, 2011 and 2010, respectively, and consisted of loans that are well secured and in the process of renewal.

The following tables set forth the detail, and payment status, of past due and non-accrual loans at December 31, 2011 and 2010:

Performing and Non-Performing Loan Delinquency Status

December 31, 2011

	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$74,379	$1,293	$248	$—	$75,920
Commercial Real Estate	243,873	2,381	1,235	—	247,489
Construction, Land Acquisition and Development	30,945	241	—	—	31,186
Total Real Estate	349,197	3,915	1,483	—	354,595

Commercial and Industrial
Solid Waste Landfills	42,270	—	—	—	42,270
Other	126,774	667	91	5	127,537
Total Commercial and Industrial	169,044	667	91	5	169,807

Consumer
Indirect Auto	62,753	845	120	—	63,718
Installment/HELOC	47,617	244	163	—	48,024
Total Consumer	110,370	1,089	283	—	111,742

State and Political Subdivisions	23,464	—	—	—	23,464
Totals	$652,075	$5,671	$1,857	$5	$659,608

	Non-Performing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Non-accrual Loans
Real Estate
Residential Real Estate	$1,994	$964	$94	$1,084	$4,136
Commercial Real Estate	291	220	—	8,508	9,019
Construction, Land Acquisition and Development	426	—	—	1,838	2,264
Total Real Estate	2,711	1,184	94	11,430	15,419

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	4,114	4	126	182	4,426
Total Commercial and Industrial	4,114	4	126	182	4,426

Consumer
Indirect Auto	—	—	—	4	4
Installment/HELOC	—	—	—	32	32
Total Consumer	—	—	—	36	36

State and Political Subdivisions	—	—	—	32	32

Total Non-accruing loans	$6,825	$1,188	$220	$11,680	$19,913

Total loans receivable	$658,900	$6,859	$2,077	$11,685	$679,521

Performing and Non-Performing Loan Delinquency Status

December 31, 2010

	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$83,371	$1,095	$465	$—	$84,931
Commercial Real Estate	247,217	949	85	—	248,251
Construction, Land Acquisition and Development	65,785	285	231	99	66,400
Total Real Estate	396,373	2,329	781	99	399,582

Commercial and Industrial
Solid Waste Landfills	52,270	—	—	—	52,270
Other	138,743	567	153	—	139,463
Total Commercial and Industrial	191,013	567	153	—	191,733

Consumer
Indirect Auto	62,269	959	264	—	63,492
Installment/HELOC	47,000	112	11	—	47,123
Total Consumer	109,269	1,071	275	—	110,615

State and Political Subdivisions	27,739	—	—	—	27,739
Totals	$724,394	$3,967	$1,209	$99	$729,669

	Non-Performing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Non-accrual Loans
Real Estate
Residential Real Estate	$1,256	$327	$240	$1,171	$2,994
Commercial Real Estate	3,173	—	200	4,703	8,076
Construction, Land Acquisition and Development	—	—	—	10,995	10,995
Total Real Estate	4,429	327	440	16,869	22,065

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	5,319	—	—	645	5,964
Total Commercial and Industrial	5,319	—	—	645	5,964

Consumer
Indirect Auto	—	—	12	5	17
Installment/HELOC	—	—	31	190	221
Total Consumer	—	—	43	195	238

State and Political Subdivisions	—	—	—	—	—

Total Non-accruing loans	$9,748	$327	$483	$17,709	$28,267

Total loans receivable	$734,142	$4,294	$1,692	$17,808	$757,936

The total recorded investment in impaired loans, which consists of non-accrual loans greater than $100,000 and performing TDRs, amounted to $23.7 million and $29.9 million at December 31, 2011 and 2010, respectively. The related allowance on impaired loans was $0.7 million and $1.8 million as of December 31, 2011 and 2010, respectively.

The following tables provide an analysis of our impaired loans as of December 31, 2011 and 2010:

Impaired Loans

December 31, 2011

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$961	$1,097	—
Commercial Real Estate (3)	725	815	—
Construction, Land Acquisition and Development	2,058	5,387	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial	4,066	4,601	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$7,841	$11,935	$—

With a Related Allowance Recorded:
Residential Real Estate	$2,654	$3,274	$65
Commercial Real Estate	12,287	14,187	545
Construction, Land Acquisition and Development	921	984	91

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	—	—	—
Total Commercial and Industrial	—	—	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$15,862	$18,445	$701

				Average Balance	Interest Income (2)
Total of impaired loans
Residential Real Estate	$3,615	$4,371	$65	$2,834	$7
Commercial Real Estate	13,012	15,002	545	12,827	184
Construction, Land Acquisition and Development	2,979	6,371	91	6,445	38

Commercial and Industrial
Solid Waste Landfills	—	—	—	—
Other	4,066	4,601	—	4,971	9
Total Commercial and Industrial	4,066	4,601	—	4,971	9

Consumer
Indirect Auto	—	—	—	—	—
Installment/HELOC	31	35	—	58	—
Total Consumer	31	35	—	58	—

State and Political Subdivisions	—	—	—	—
Total Impaired Loans (1)	$23,703	$30,380	$701	$27,135	$238

(1) Non-accrual loans with outstanding balances of less than $100 thousand are not considered for individual impairment evaluation and are accordingly not included in the table above. However, these loans are evaluated collectively as homogenous pools in the general allowance calculation under ASC Topic 310.  Total non-accrual loans with individual balances of less than $100 thousand equaled $1.9 million at December 31, 2011.

(2) Interest income represents income recognized on performing TDRs.

(3) The Company holds an impaired loan of which 70% in principal is guaranteed by the US Department of Agriculture.  The guaranteed portion has been included above in the loans with no recorded allowance as the Company believes it will be repaid for this portion in full from the USDA guarantee.

Impaired Loans

December 31, 2010

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,530	$1,780	$—
Commercial Real Estate	4,839	5,693	—
Construction, Land Acquisition and Development	7,936	19,921	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	5,368	5,368	—
Total Commercial and Industrial	5,368	5,368	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	132	134	—
Total Consumer	132	134	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$19,805	$32,896	$—

With a Related Allowance Recorded:
Residential Real Estate	$1,396	$1,455	$785
Commercial Real Estate	4,638	12,115	372
Construction, Land Acquisition and Development	3,429	5,077	310

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	661	932	339
Total Commercial and Industrial	661	932	339

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$10,124	$19,579	$1,806

				Average Balance	Interest Income (2)
Total of impaired loans
Residential Real Estate	$2,926	$3,235	$785	$2,491	$13
Commercial Real Estate	9,477	17,808	372	13,456	393
Construction, Land Acquisition and Development	11,365	24,998	310	21,707	53

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	6,029	6,300	339	4,081	160
Total Commercial and Industrial	6,029	6,300	339	4,081	160

Consumer
Indirect Auto	—	—	—	85	—
Installment/HELOC	132	134	—	280	—
Total Consumer	132	134	—	365	—

State and Political Subdivisions	—	—	—	1,105
Total Impaired Loans (1)	$29,929	$52,475	$1,806	$43,205	$619

(1) Non-accrual loans with outstanding balances of less than $100 thousand are not considered for individual impairment evaluation and are accordingly not included in the table above. However, these loans are evaluated collectively as homogenous pools in the general allowance calculation under ASC Topic 310.  Total non-accrual loans with individual balances of less than $100 thousand equaled $838 thousand at December 31, 2010.

(2) Interest income represents income recognized on performing TDRs.

Included in total impaired loans are performing TDRs of $5.7 million and $2.5 million as of December 31, 2011 and 2010, respectively. The Bank was not committed to lend additional funds to loans classified as a troubled debt restructuring as of December 31, 2011.

The additional interest income that would have been earned on non-accrual and restructured loans for the years ended December 31, 2011, 2010, and 2009 in accordance with their original terms approximated $2.2 million, $2.9 million, and $2.8 million, respectively.  Interest income recognized on impaired loans for the years ended December 31, 2011, 2010, and 2009 approximated $238 thousand, $619 thousand, and $976 thousand, respectively.

Troubled Debt Restructured Loans

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs,  but did not identify any new TDRs.

The book balance of TDRs at December 31, 2011 and 2010 was $10.8 million and $5.8 million, respectively.  The balances at December 31, 2011 included approximately $5.1 million of TDRs in non-accrual status and $5.7 million of TDRs in accrual status compared to $3.3 million of TDRs in non-accrual status and $2.5 million of TDRs in accrual status at December 31, 2010.  Approximately $156 thousand and $34 thousand in specific reserves have been established for these loans as of December 31, 2011 and 2010, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.  Non-accruing restructured loans remain in non-accrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months.  In some instances, where the Company modifies a loan that is delinquent but not on non-accrual status, the restructured loan remains on accrual status provided the repayment performance remains in accordance to the modified terms.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the year ended December 31, 2011:

(In Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Residential Real Estate	6	$537	$417
Commercial and Industrial	1	4,681	4,681
Construction, Land Acquisition and Development	6	1,373	1,373
Total New Troubled Debt Restructuring	13	$6,591	$6,471

The TDRs described above increased the allowance for loan losses by $95 thousand through allocation of a specific reserve, and resulted in charge-offs of $120 thousand during the year ended December 31, 2011.

The following table shows the types of modifications made during the year ended December 31, 2011:

			Construction
(In thousands)	Residential	Commercial and	Land Acquisition &
Type of modification	Real Estate	Industrial	Development	Total
Extension of Term	$362	$4,681	$1,373	$6,416
Extension of Term and Principal Forgiveness	55	—	—	55
Total TDRs	$417	$4,681	$1,373	$6,471

The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the year ended December 31, 2011 that were restructured within the twelve months prior to such re-default:

(In Thousands)	Number of Contracts	Recorded Investment

Commercial Real Estate	1	$145
Commercial and Industrial	1	90
Total	2	$235

Note 6. OTHER REAL ESTATE OWNED

The following schedule reflects the components of OREO:

	December 31,
(in thousands)	2011	2010
Land / Lots	$4,443	$8,357
Commercial Real Estate	1,695	1,086
Residential Real Estate	820	190
Total Other Real Estate Owned	$6,958	$9,633

The following schedule reflects the activity in OREO:

	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Balance, beginning of year	$9,633	$11,184	$2,308
Additions	3,995	9,928	11,717
Write-downs	(2,318)	(5,906)	(434)
Carrying value of OREO sold	(4,352)	(5,573)	(72)
Transfer to bank premises	—	—	(2,335)
Balance, end of year	$6,958	$9,633	$11,184

The following table details the components of net expense of OREO for the years ended December 31:

	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Insurance	$58	$72	$5
Legal fees	235	138	53
Maintenance	63	273	—
Losses from the operation of foreclosed properties	22	685	7
Professional Fees	250	25	6
Real estate taxes	724	385	595
Utilities	48	25	15
Impairment charges	2,318	5,906	434
Other	2	12	135
Total	$3,720	$7,521	$1,250

Note 7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

	December 31,
(in thousands)	2011	2010

Land	$6,779	$6,770
Buildings and improvements	10,519	10,519
Furniture, fixtures and equipment	11,357	11,191
Leasehold improvements	5,169	5,071
Total	$33,824	$33,551
Less accumulated depreciation	14,978	14,241
Net	$18,846	$19,310

Depreciation and amortization expense amounted to $1.3 million, $1.4 million and $1.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 8. SERVICING

The Company originates one-to-four-family residential loans that it sells in the secondary market, and the Company retains the servicing of those loans. The Company also performs servicing for a pool of automobile loans sold in 2010. Loans serviced for others are not included in the accompanying consolidated statements of financial condition, but the related servicing income and expenses are recognized in the consolidated statements of operations.  The unpaid balances of mortgage and other loans serviced for others were $180.0 million, $193.9 million and $147.6 million at December 31, 2011, 2010, and 2009, respectively.

The one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and were subsequently assigned and delivered to Freddie Mac. At December 31, 2011, substantially all of the loans serviced for others were performing in accordance with their contractual terms.

The following summarizes the activity pertaining to mortgage servicing rights for the years ended December 31, 2011 and 2010:

(in thousands)	2011	2010
Balance, beginning of year	$751	$666
Mortgage servicing rights capitalized	277	281
Mortgage servicing rights amortized	(251)	(196)
Provision for loss in fair value	—	—
Balance, end of year	$777	$751

The fair value of all servicing assets was $1.2 million at December 31, 2011.  Fair value has been determined using discount rates ranging from 2.75% to 8.30% and prepayment speeds ranging from 272% to 550% PSA, depending upon the stratification of the specific right.  Based upon this fair value, management has determined that no valuation allowance associated with these mortgage servicing rights is necessary at December 31, 2011.

Note 9. GOODWILL AND INTANGIBLES

In connection with the purchase of the Honesdale branch completed in 2006, the Company acquired intangible assets of $9.8 million.  Of that amount $1.7 million results from a core deposit premium subject to periodic amortization over the useful life of 10 years. Goodwill of $8.1 million, which is not subject to amortization, arose in connection with the acquisition. In response to the significant loss reported by the Company in 2009 and the reduction in the market capitalization of the Company’s common shares, the Company’s goodwill was evaluated for impairment as of December 31, 2009 (the “Measurement Date”). The analysis included a combination of a market approach based analysis of comparable transactions, change of control premiums paid, a discounted cash flow analysis of the potential dividends of the Company and the assessment of the fair value of the Company’s statement of financial condition as of the measurement date. As a result of the analysis, the $8.1 million, which constituted the entire balance of goodwill, was charged off as of December 31, 2009.

A summary of core deposit intangible assets as of December 31:

(in thousands)	2011	2010

Gross carrying amount	$1,650	$1,650
Less: accumulated amortization	853	687
Net carrying amount	$797	$963

Amortization expense on core deposit intangible assets totaled $166 thousand for 2011 and $165 thousand for each of 2010 and 2009.

Amortization expense on core deposit intangible assets with definite useful lives is expected to total $165 thousand for 2012, $165 thousand for 2013, $165 thousand for 2014, $165 thousand for 2015, and $138 thousand for 2016.

Note 10. DEPOSITS

Deposits are as follows as of December 31:

(in thousands)	2011	2010
Demand	$134,016	$93,215
Interest-bearing demand	326,899	349,185
Savings	87,712	90,037
Time ($100,000 and over)	199,790	189,526
Other time	208,719	260,473
Total	$957,136	$982,436

The Company had brokered deposits (classified as time and other time in the above table) of $30.7 million and $53.2 million, at December 31, 2011 and 2010, respectively.

At December 31, 2011, time deposits including certificates of deposit and Individual Retirement Accounts have the following scheduled maturities:

	Time Deposits
	$100,000	Other
(in thousands)	and Over	Time Deposits	Total
2012	$142,147	$113,117	$255,264
2013	30,191	44,428	74,619
2014	15,926	14,913	30,839
2015	6,483	17,273	23,756
2016	3,827	14,299	18,126
2017 and Thereafter	1,216	4,689	5,905
Total	$199,790	$208,719	$408,509

Investment securities with a carrying value of $150.8 million and $147.4 million at December 31, 2011 and 2010, respectively, were pledged to collateralize certain municipal deposits.  At December 31, 2011, the Company had also pledged a $30 million letter of credit to collateralize certain deposits.

Note 11.  BORROWED FUNDS

Borrowed funds at December 31, 2011 and 2010 include the following:

(in thousands)	2011	2010

Treasury tax and loan demand note	$—	$407
FHLB advances	48,261	101,887
Junior subordinated debentures	10,310	10,310
Subordinated debentures	25,000	25,000
Total	$83,571	$137,604

The Company also utilizes short-term Federal funds purchased which represent overnight borrowings providing for the short-term funding requirements of the Bank and generally mature within one business day of the transaction.  The Company did not purchase any short-term Federal funds during the year ended December 31, 2011.  Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities.  The Company did not borrow any Federal Reserve Discount Window funds during the year ended December 31, 2011.

The following table presents borrowed funds at their maturity dates:

	December 31, 2011
	Amount	Weighted Average Interest Rate
Within one year	13,315	4.35%
After one year but within two years	23,904	3.16%
After two years but within three years	5,000	3.47%
After three years but within four years	8,230	6.34%
After four years but within five years	5,000	9.00%
After five years	28,122	6.01%
Total	$83,571	4.99%

The FHLB of Pittsburgh borrowings of $48.3 million are all fixed rate advances having maturities of more than 90 days. All advances are collateralized either under a blanket pledge agreement for commercial real estate loans, one-to-four family mortgage loans, or mortgage-backed securities.  In addition, the Company is required to purchase FHLB stock based upon the amount of advances outstanding.  The Company was in compliance with this requirement, having a stock investment in FHLB of Pittsburgh of $8.4 million at December 31, 2011.  Loans of $142.7 million, at December 31, 2011, and investment securities with a carrying value of $65.3 million, and loans of $196.2 million, at December 31, 2010 were pledged to collateralize FHLB advances, respectively.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2011 and 2010 were $127.7 million and $182.9 million, respectively.

On December 14, 2006, First National Community Statutory Trust I (the “Trust”), a trust formed under Delaware law that is an unconsolidated subsidiary of the Company, issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036.  The Company owns all of the ownership interest in the Trust.  The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by the Company.  The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month Libor rate.  The average interest rate paid on the Debentures was 2.00% in 2011, 2.01% in 2010, and 2.69% in 2009.  The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company.  The Debentures represent the sole assets of the Trust.  Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Company has the option, subject to required regulatory approval of the Federal Reserve, to prepay the trust securities beginning December 15, 2011.  The Company has, under the terms of the Debentures and the related Indenture, as well as, the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. At December 31, 2011 and 2010, accrued and unpaid interest associated with the Debentures amounted to $267 thousand and $61 thousand, respectively.

The Company has reflected this investment on a deconsolidated basis.  As a result, the Debentures totaling $10.3 million, have been reflected in Borrowed Funds in the consolidated statements of financial condition at December 31, 2011 and 2010 under the caption “Junior Subordinated Debentures”.  The Company records interest expense on the Debentures in its consolidated statement of operations.  The Company also records its common stock investment issued by First National Community Statutory Trust I in “Other Assets” in its consolidated statements of financial condition at December 31, 2011 and 2010.

On September 1, 2009, the Company offered only to Accredited Investors up to $25.0 million principal amount of unsecured Subordinated Notes Due September 1, 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100 thousand and integral multiples of $100 thousand in excess thereof.  The Notes mature on September 1, 2019.  For the first five years from issuance, the Company will pay interest only on the Notes.  Commencing September 1, 2015, the Company is required to pay both interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity subject to deferral. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to deferral.  Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015.  The principal balance outstanding for these notes was $25.0 million at both December 31, 2011 and 2010. At December 31, 2011 and 2010, accrued and unpaid interest associated with the Notes amounted to $3.0 million and $762 thousand, respectively.

Pursuant to the November 24, 2010 written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”), the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.  See Note 17 to the consolidated financial statements “Regulatory Matters”.

The Company is currently deferring interest payments on the Company’s Debentures and Notes.  The last payment made on the Debentures was the payment due on September 14, 2010 and the last payment made on the Notes was the payment due on September 1, 2010.

Note 12.  BENEFIT PLANS

The Bank has a defined contribution profit sharing plan which covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded.  Contributions to the plan in 2011, 2010 and 2009 amounted to $0, $0 and $375 thousand, respectively.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan.  This plan permits eligible participants to elect to defer a portion of their compensation.  At both December 31, 2011 and 2010, elective deferred compensation and accrued earnings aggregating $7.3 million, is included in other liabilities in the accompanying statement of financial condition.  The Company had not funded the deferred compensation plans as of December 31, 2011 or 2010.

Note 13.   INCOME TAXES

The provision (benefit) for income taxes included in the statement of operations is comprised of the following components:

(in thousands)	2011	2010	2009
Current	$—	$(3,512)	$(10,214)
Deferred	—	3,512	1,620
Total	$—	$—	$(8,594)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory Federal Income Tax Rate (34% for 2011 and 2010 and 35% for 2009 to pre-tax income or loss as a result of the following differences:

(in thousands)	2011	2010	2009

Provision/(benefit) at statutory tax rates	$(114)	$(10,785)	$(18,519)
Add (deduct):
Tax effects of non-taxable income	(2,288)	(2,704)	(2,644)
Non-deductible interest expense	98	170	234
Stock options exercised	—	—	(11)
Bank owned life insurance	(268)	(252)	(309)
Stock option compensation	—	—	285
Change in valuation allowance	2,568	13,165	12,112
Other Items Net	4	406	258
Provision/(benefit) for income taxes	$—	$—	$(8,594)

The components of the net deferred tax asset, included in other assets, at December 31 are as follows:

(in thousands)	2011	2010

Allowance for loan and lease losses	$7,299	$8,076
Deferred compensation	2,497	2,470
Unrealized holding losses on securities available-for-sale	2,044	6,255
Other-than-temporary impairment	577	1,567
Other real estate owned valuation	1,308	1,608
Deferred intangible assets	1,735	1,944
Employee benefits	39	—
Accrued interest	1,126	—
AMT tax credits	2,215	2,215
Fixed asset valuation	407	407
Charitable contribution carryover	217	154
Accrued rent expense	210	208
Accrued real estate taxes	175	—
Depreciation	13	—
Net operating loss carryover	10,104	6,994
Gross deferred tax assets	29,966	31,898

Deferred loan origination fees	(77)	(131)
Depreciation	—	(235)
Gross deferred tax liabilities	(77)	(366)
Net deferred asset before valuation allowance	29,889	31,532
Valuation allowance	(27,845)	(25,277)
Net deferred tax assets	$2,044	$6,255

At December 31, 2011 and 2010, the Company had recognized $11.6 and $12.4 million of refundable federal income taxes associated with its net operating losses incurred in 2010 and 2009.

As of December 31, 2011 and 2010, the Company has established a valuation allowance of $27.8 million and $25.3 million, respectively, related to deferred tax assets that would be realizable based only on future taxable income.  At December 31, 2011 and 2010, no valuation allowance was recorded for the deferred tax assets related to the unrealized holding losses on securities available-for-sale because the Company has the intent and ability to hold these securities until recovery of the unrealized losses, which may be at maturity.  The Company will continue to monitor the realizability of its deferred tax assets and may make changes to the valuation allowance recorded as circumstances change.

As of December 31, 2011, the Company had $29.7 million of Net Operating Loss carryovers resulting in a deferred tax asset of $10.1 million.  These carryovers will expire beginning in 2030 if not utilized.  As of December 31, 2011, the Company also had $639 thousand of charitable contribution carryovers resulting in gross deferred tax assets of $217 thousand.  These carryovers will expire after December 31, 2014 if not utilized.  In addition, the Company had alternative minimum tax credit carryovers of $2.2 million as of December 31, 2011 that have an indefinite life.

The Company records interest and penalties on potential income tax deficiencies as part of non-interest expense.  Federal tax years 2008 through 2011 remain subject to examination as of December 31, 2011, while tax years 2008 through 2011 remain subject to examination by state taxing jurisdictions.

In May 2012, the Company was contacted by the Internal Revenue Service (IRS) for examination of its 2010 and 2009 income tax returns.  The examinations are in the preliminary stages the Company can provide no assurance as to how these audits will be resolved.

Note 14.  RELATED PARTY TRANSACTIONS

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the years ended December 31, 2011and 2010:

(in thousands)	2011	2010

Outstanding at beginning of the year	$92,217	$102,705
New loans and advances	68,288	88,713
Repayments	(72,365)	(83,644)
Charge-Offs	—	(7,861)
Other*	(698)	(7,696)
Outstanding at end of the year	$87,442	$92,217

*Other represents loans to related parties that ceased being related parties during the year

At December 31, 2011, loans in the amount of $244 thousand made to directors, executive officers and their related parties were not performing in accordance with the terms of the loan agreements.  Also, as of December 31, 2011, additional loans in the amount of $702 thousand to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

Included in related party loans is a $7.4 million, total aggregate amount outstanding under a commercial line of credit (“line”) to a company owned by a director.  The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.0 million is outstanding. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.  At December 31, 2010, the aggregate amount outstanding under the line was $5.2 million and the participation interest sold under this line was $4 million.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2011, 2010, and 2009 amounted to $146.8 million, $131.6 million, and $136.5 million, respectively.  Interest paid on the deposits amounted to $446 thousand, $862 thousand, and $1.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties.  The Company recorded payments for these services of $1.8 million, $1.1 million, and $0.7 million in 2011, 2010, and 2009, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million and $11 million as of December 31, 2011 and 2010, respectively.  The $1 million reduction is attributable to notes held by related parties that ceased being related parties during 2011. Interest paid to directors on the notes totaled $0 and $685 thousand for the years ended December 31, 2011 and 2010, respectively.  Interest accrued and unpaid on the notes totaled $1.2 million and $305 thousand at December 31, 2011 and 2010, respectively.

The Company leases its Honesdale Route 6 branch location from a related party.  Total lease payments were $9 thousand for each of the years ended December 31, 2011, 2010, and 2009.

Note 15.   COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

At December 31, 2011, the Company was obligated under certain non-cancelable leases with initial or remaining terms of one year or more.  Minimum future obligations under non-cancelable leases in effect at December 31, 2011 are as follows:

(in thousands)	Facilities	Equipment	Total
2012	$585	$71	$656
2013	526	50	576
2014	427	31	458
2015	132	17	149
2016	81	—	81
2017 and thereafter	90	—	90
Total	$1,841	$169	$2,010

Total rental expense under leases amounted to $689 thousand, $618 thousand and $614 thousand in 2011, 2010 and 2009, respectively.

Financial Instruments with off-balance sheet commitments

The Bank is a party to financial instruments with off-balance sheet commitment in the normal course of business to meet the financing needs of its customers.  Such financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet.  The Bank’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

(in thousands)	2011	2010
Commitments to extend credit	$138,715	$125,981
Standby letters of credit	36,286	57,629

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

Federal Home Loan Bank — Mortgage Partnership Finance Program

Under a secondary market loan servicing program with the FHLB, the Company, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB.  At December 31, 2011, the Company serviced payments on $18.5 million of first lien residential loan principal under these terms for the FHLB.  At December 31, 2011, the maximum obligation for such guarantees by the Company would be approximately $1.5 million if total foreclosure losses on the entire pool of loans exceed approximately $70 thousand.  Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks.  The Company did not maintain any due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation as of December 31, 2011 or 2010.

Loan Concentrations: The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and construction, land acquisition and development portfolios comprise $290.0 million, or 42.7% of gross loans at December 31, 2011. The Company had commercial real estate and construction, land acquisition and development loans of $42.1 million, or 6.2%, of net loans to customers outside of Pennsylvania. Geographic concentrations exist because the Company provides its services in its primary market area of Pennsylvania and conducts limited activities outside of that area.

At December 31, 2011 and 2010, the Bank’s loan portfolio was concentrated in loans in the following industries. Approximately ninety-seven percent of loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Bank.

	December 31, 2011		December 31, 2010
(in thousands)	Amount	% of gross loans	Amount	% of gross loans
Land subdivision	19,626	2.89%	29,518	3.89%
Shopping centers/complexes	18,722	2.76%	26,298	3.47%
Gas stations	17,118	2.52%	18,289	2.41%
Office complexes/units	16,091	2.37%	16,842	2.22%
Solid waste landfills	42,270	6.22%	52,270	6.90%

Litigation

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty.  The Company has been named as a nominal defendant.  This matter is in a preliminary stage and the Company cannot determine the outcome or potential range of loss at this time.

The Company is also a party to routine litigation involving various aspects of its business, and is party to a trademark infringement claim, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Note 16.  STOCK OPTION PLANS

On August 30, 2000, the Company’s Board adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options may be granted to key officers and other employees of the Company.  The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares.  Options and rights granted under the Stock Incentive Plan become exercisable six months after the date the options are awarded and expire ten years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010 and from and after that date no further grants have been or will be made under the plan.

The Board also adopted on August 30, 2000, the 2000 Independent Directors Stock Option Plan (the “Directors’ Stock Plan”) for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the Directors’ Stock Plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares. The Directors’ Stock Plan expired on August 30, 2010 and from and after that date no further grants have been or will be made under the plan.

The Company did not record a compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan in each of 2011, 2010, and 2009.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	—	—	3.87%
Expected life	—	—	10 years
Expected volatility	—	—	27.8%
Risk-free interest rate	—	—	2.99%

A summary of the status of the Company’s stock option plans is presented below:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at the beginning of the year	222,616	12.58	366,248	$12.18	325,134	$12.36
Granted	—	—	—		74,600	10.81
Exercised	—	—	—		(15,500)	5.97
Forfeited	(34,423)	12.37	(143,632)	$11.55	(17,986)	$15.21
Outstanding at the end of the year	188,193	$12.62	222,616	$12.58	366,248	$12.18
Options exercisable at year end	188,193	$12.62	222,616	$12.58	366,248	$12.18
Weighted average fair value of options granted during the year		$—		$—		$2.13
Stock-Based Compensation Expense		$—		$—		$—

The total intrinsic values of options exercised during the years ended December 31, 2011, 2010 and 2009 were $0, $0, and $34 thousand, respectively.  As of December 31, 2011, there was no unrecognized compensation expense.  Cash received from stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0, $0, and $93 thousand, respectively.

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 5.81-$23.13	188,193	3.7 years	$12.62	188,193	$12.62

As of December 31, 2011, there was no aggregate intrinsic value of options outstanding.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2011, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets. As of December 31, 2011, the Bank did not meet these requirements. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios as of December 31, 2011, 2010 and 2009 are presented in the following table:

FIRST NATIONAL COMMUNITY BANCORP, INC.

CAPITAL ANALYSIS

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Company
Tier I Capital:
Total Tier I Capital	$53,059	$53,297	$84,365
Tier II Capital:
Subordinated notes	$25,000	$25,000	$23,100
Allowable portion of allowance for loan losses	9,823	11,201	14,594
Total Tier II Capital	$34,823	$36,201	$37,694
Total Risk-Based Capital	$87,882	$89,498	$122,059
Total Risk Weighted Assets	$774,452	$883,887	$1,158,157

Bank
Tier I Capital:
Total Tier I Capital	$80,976	$75,659	$103,453
Tier II Capital:
Allowable portion of allowance for loan losses	$9,819	$11,197	$14,590
Total Tier II Capital	$9,819	$11,197	$14,590
Total Risk-Based Capital	$90,795	$86,856	$118,043
Total Risk Weighted Assets	$774,097	$883,535	$1,157,823

FIRST NATIONAL COMMUNITY BANCORP, INC.

CAPITAL ANALYSIS

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
(amounts in thousands)	Actual		Adequacy Purposes		Action Provision
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Corporation	$87,882	11.35%	$61,956	>8.00%	N/A	N/A
Bank	$90,795	11.73%	$61,928	>8.00%	$77,410	>10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation	$53,059	6.85%	$30,978	>4.00%	N/A	N/A
Bank	$80,976	10.46%	$30,964	>4.00%	$46,446	>6.00%

Tier I Capital (to Average Assets)
Corporation	$53,059	4.72%	$44,992	>4.00%	N/A	N/A
Bank	$80,976	7.20%	$44,978	>4.00%	$56,227	>5.00%

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Corporation	$89,498	10.13%	$70,711	>8.00%	N/A	N/A
Bank	$86,856	9.83%	$70,683	>8.00%	$88,354	>10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation	$53,297	6.03%	$35,355	>4.00%	N/A	N/A
Bank	$75,659	8.56%	$35,341	>4.00%	$53,012	>6.00%

Tier I Capital (to Average Assets)
Corporation	$53,297	4.27%	$49,964	>4.00%	N/A	N/A
Bank	$75,659	6.06%	$49,950	>4.00%	$62,438	>5.00%

Note 18. FAIR VALUE MEASUREMENTS

In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. Accounting standards established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Company. Unobservable inputs reflects the Company’s assumptions about the assumptions the market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).  The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government sponsored agency collateralized mortgage obligations, private label collateralized mortgage obligations, government sponsored agency residential mortgage-backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company.  The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price.  The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs and Private Label Collateralized Mortgage Obligations in the Company’s securities portfolio are obtained from third-party service providers that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 4-”Securities” of these consolidated financial statements.

At December 31, 2011, the Company owned PreTSLs having an amortized cost of $10.6 million.  The market for these securities at December 31, 2011 and 2010 was not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 4, and the calculation used for fair value of the Company’s PreTSL securities relates only to the discount rate used.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 4-”Securities.”  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 10% discount rate to PreTSL XXVI, a 12% discount rate to PreTSL XIX, and a 15% discount rate to PreTSL IX and PreTSL XI to the expected cash flows to estimate fair value.

At December 31, 2011, the Company owned three securities issued by state and political subdivisions having an amortized cost of $2.8 million that are valued using Level 3 inputs. Two of these securities, with an amortized cost of $1.2 million, had their ratings withdrawn by nationally recognized credit rating agencies. The third security with an amortized cost of $1.6 million was previously downgraded by several nationally recognized credit rating agencies.  As a result of the ratings withdrawals and downgrade, the market for these securities at December 31, 2011 is no longer active.  These securities were historically priced using Level 2 inputs.  The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for these investment securities at the measurement date.  Broker pricing and bid/ask spreads are very limited for these securities. The first two securities were valued based on similar nonrated Pennsylvania Sewer bonds adjusted for coupon and maturity. For the third security, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

At December 31, 2011, the Company owned investment grade Private Label Collateralized Mortgage Obligations, “(PLCMOs)”, having an amortized cost of $36.6 million. PLCMOs are securitized products where payments from residential mortgage loans are pooled together and passed on to different classes of owners in various tranches. The markets for such securities are generally characterized by a limited number of new issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices can generally be obtained for such securities, the level of market observable assumptions used is severely limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level. Because of the inactivity in the markets and the lack of observable valuation inputs, seven of the eight PLCMOs were valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types. The eighth security with an amortized cost of $5.1 million was a new issue purchased in December 2011 for settlement in January 1012. Because the security was a new issue, no data on the underlying collateral was available to the third party valuation service. The Company used the purchase price as the fair value for this security at December 31, 2011.

Loans

For non-impaired loans and non-collateral dependent impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. The Company does not record loans at fair value on a recurring basis.  However from time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of the collateral is generally based on appraisals.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.  See also, Note 2 “Summary of Significant Accounting Policies-Loan Impairment” and Note 5-”Loans.”

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

Assets Measured on a Recurring Basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair value measurements at December 31, 2011
			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$8,048	$—	$8,048	$—
Obligations of state and political subdivisions	96,161	—	93,350	2,811
Government sponsored agency CMOs	8,468	—	8,468	—
Private label CMOs	36,256	—	—	36,256
Residential mortgage-backed securities	31,393	—	31,393	—
Pooled trust preferred Senior Class	1,604	—	—	1,604
Pooled trust preferred Mezzanine Class	2,197	—	—	2,197
Corporate debt securities	342	—	342	—
Equity securities	1,006	1,006	—	—
Total securities available-for-sale	$185,475	$1,006	$141,601	$42,868

	Fair value measurements at December 31, 2010
			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$8,307	$—	$8,307	$—
Obligations of political and state subdivisions	111,353	—	109,108	2,245
Government sponsored agency CMOs	77,816	—	77,816	—
Residential mortgage-backed securities	49,120	—	49,120	—
Pooled trust preferred Senior Class	1,422	—	—	1,422
Pooled trust preferred Mezzanine Class	1,647	—	—	1,647
Corporate debt securities	395	—	395	—
Equity securities	1,012	1,012	—	—
Total securities available-for-sale	$251,072	$1,012	$244,746	$5,314

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2009	$3,810	$—	$—	$3,810
Accretion of discount	15	—	—	15
Total gains or losses (realized/unrealized):
Included in earnings	(4,271)	—	—	(4,271)
Included in other comprehensive income	3,515	—	—	3,515
Transfers in and out of Level 3	—	2,245	—	2,245
Balance at December 31, 2010	$3,069	$2,245	$—	$5,314
Payments received	(106)	(530)	—	(636)
Sales	(19)	—	—	(19)
Purchases			36,256	36,256
Total gains or losses (realized/unrealized):				—
Included in earnings	(798)	—	—	(798)
Included in other comprehensive income	1,655	(86)	—	1,569
Transfers in and out of Level 3	—	1,182	—	1,182
Balance at December 31, 2011	$3,801	$2,811	$36,256	$42,868

At December 31, 2011 and 2010, the Company held in its securities available-for-sale portfolio two and one state and political subdivision obligations, respectively, that were downgraded by several nationally recognized credit rating agencies.  The Company is no longer able to value these instruments based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active or model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.  Therefore, the Company considers these instruments to be Level 3.

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31
	December 31, 2011			December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
(in thousands)	(Level I)	(Level II)	(Level III)	(Level I)	(Level II)	(Level III)
Collaeral-dependent impaired loans (1)			$12,555			$26,336
Other real estate owned			5,212			4,923

(1)          Represents carrying value and related write-downs for which adjustments are based on appraised value.  Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal.  Such adjustments are based on management’s knowledge of the local real estate markets.

Collateral-dependent impaired loans are classified as Level 3 assets and the estimated fair value of the collateral is based on the appraised loan value or other reasonable offers less estimated costs to sell.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off.  The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

OREO properties are recorded at fair value less the estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, the balance might be written down further.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	$168,646	$168,646	$74,505	$74,505
Securities	187,569	187,720	253,066	252,929
FHLB and FRB Stock	9,659	9,659	11,572	11,572
Loans, net	659,044	661,833	735,813	745,762
Loans held for sale	94	94	3,557	3,557
Accrued interest receivable	2,552	2,552	3,119	3,119
Mortgage servicing rights	777	1,185	751	1,000

Financial liabilities
Deposits	957,136	964,238	982,436	983,831
Borrowed funds	83,571	89,628	137,604	143,025
Accrued interest payable	4,301	4,301	2,763	2,763

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009:

(in thousands, except share data)	2011	2010	2009

Net loss	$(335)	$(31,720)	$(44,316)

Basic weighted-average number of common shares outstanding	16,439,508	16,354,245	16,169,777
Plus: Common share equivalents	—	—	—
Diluted weighted-average number of common shares outstanding	16,439,508	16,354,245	16,169,777

Loss per common share:
Basic	$(0.02)	$(1.94)	$(2.74)
Diluted	$(0.02)	$(1.94)	$(2.74)

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented.  Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.  Antidilutive stock options equaled 188,193 shares, 222,616 shares, and 366,248 shares for the years ended December 31, 2011, 2010, and 2009, respectively.

Earnings per Common Share:  Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period.  The denominator consisted of 16,439,508 shares, 16,354,245 shares, and 16,169,777 shares in 2011, 2010 and 2009, respectively.  Diluted earnings per share includes the dilutive effect of additional potential common shares for stock options outstanding.  The denominator consisted of 16,439,508 shares, 16,354,245 shares, and 16,169,777 shares in 2011, 2010, and 2009, respectively.

Note 20.  CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

Condensed parent company only financial information is as follows:

Condensed Balance Sheets as of December 31,

(in thousands)	2011	2010
Assets
Cash	$353	$3,425
Investment in statutory trust	351	347
Investment in subsidiary (equity method)	77,842	64,414
Total assets	$78,546	$68,186

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$10,310	$10,310
Subordinated debentures	25,000	25,000
Other liabilities	3,311	821
Shareholders’ equity	39,925	32,055
Total liabilities and shareholders’ equity	$78,546	$68,186

Condensed Statements of Operations for the years ended December 31,

(in thousands)	2011	2010	2009
Income
Dividends from Subsidiary	$—	$—	$1,200
Equity in Undistributed Income of Subsidiary	2,248	(29,076)	(44,862)
Equity In Trust	4	6	—
Total income/(loss)	2,252	(29,070)	(43,662)

Expenses	2,587	2,650	654
Net income/(loss)	$(335)	$(31,720)	$(44,316)

Condensed Statements of Cash Flows for the Years Ended December 31,

(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net loss	$(335)	$(31,720)	$(44,316)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(2,248)	29,076	44,870
Equity in trust	(4)	(6)	(5)
Increase in other liabilities	2,486	628	177
Net Cash (Used in) Provided by Operating Activities	(101)	$(2,022)	$726
Cash Flows from Investing Activities:
Investment in capital of subsidiary	(3,000)	$(1,520)	$(18,480)
Net Cash Used in Investing Activities	(3,000)	$(1,520)	$(18,480)
Cash Flows from Financing Activities:
Increase in borrowed funds	—	$1,900	$23,100
Cash dividends	—	—	(2,738)
Proceeds from issuance of common stock, net of stock issuance costs	29	528	1,743
Net Cash Provided by Investing Activities	29	$2,428	$22,105
(Decrease) Increase in cash	(3,072)	(1,114)	$4,351
Cash at Beginning of Year	3,425	4,539	188
Cash at End of Year	$353	$3,425	$4,539

Note 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except share data)	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,
Interest income	$11,508	$11,283	$10,483	$9,662
Interest expense	4,128	3,874	3,059	2,806
Net interest income	7,380	7,409	7,424	6,856
Provision for loan and lease losses	1,744	765	(462)	(1,524)
Net interest income after provision for loan and lease losses	5,636	6,644	7,886	8,380
Non-interest income	3,982	3,457	2,340	3,170
Non-interest expense	10,144	9,912	10,660	11,114
(Loss) income before income tax expense	(526)	189	(434)	436
Provision for income taxes	—	—	—	—
Net (loss) income	$(526)	$189	$(434)	$436
(Loss) earnings per share:
Basic	$(0.03)	$0.01	$(0.03)	$0.03
Diluted	$(0.03)	$0.01	$(0.03)	$0.03

(in thousands, except share data)	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31
Interest income	$15,159	$14,389	$13,562	$12,361
Interest expense	6,072	5,633	5,364	4,799
Net interest income	9,087	8,756	8,198	7,562
Provision for loan and lease losses	5,108	4,574	7,311	8,048
Net interest income (loss) after provision for loan and lease losses	3,979	4,182	887	(486)
Non-interest income (loss)	2,581	(872)	(2,177)	1,946
Non-interest expense	7,385	8,505	10,539	15,331
Loss before income tax expense	(825)	(5,195)	(11,829)	(13,871)
Provision for income taxes	—	—	—	—
Net loss	$(825)	$(5,195)	$(11,829)	$(13,871)
Loss per share:
Basic	$(0.05)	$(0.32)	$(0.72)	$(0.85)
Diluted	$(0.05)	$(0.32)	$(0.72)	$(0.85)

Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants during 2011.

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

On December 15, 2010, the Company engaged McGladrey LLP (“McGladrey”) as the Company’s independent registered public accounting firm to audit its financial statements.  The engagement of McGladrey was approved by the Company’s Audit Committee.

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

Item 9A.              Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weakness described in Management’s Report on Internal Control Over Financial Reporting below, the Company’s disclosure controls and procedures were not effective as of such date.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinement. Except as described in Management’s Report on Internal Control Over Financial Reporting, there have been no changes to the Company’s internal control over financial reporting during 2011 and 2012 to date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers such as the Company, from complying with the requirements of Section 404(b) of Sarbanes-Oxley, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s control over financial reporting, this Annual Report on From 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system inherently has limitations and the benefits of controls must be weighed against their costs.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Therefore, no assessment of a cost-effective system of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

As of December 31, 2011, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation under the criteria in the Framework, management identified a material weakness in its financial close process that is described below.   Consequently, management has determined that internal control over financial reporting was not effective at December 31, 2011.

Financial Close Process

During the process of closing the financial records and conducting the audit for the year ended December 31, 2011, management detected and corrected errors with respect to the accounting for OREO property taxes and the evaluation of subsequent events related to OREO valuation.  Corrections for these errors resulted in adjustments to increase expenses by approximately $1.2 million.  As a result of these errors, management concluded that the Company did not maintain effective controls over the financial close process.

Remediation Efforts in 2012

To remediate the material weakness in the financial close process, the Company and its management have implemented review controls to monitor the accruals of OREO expenses and are performing additional reviews of the Company’s subsequent event processes and procedures and expect to implement further improvements related to controls over evaluation of subsequent events and other identified errors. Management believes that these changes will contribute significantly to the remediation of the material weakness in the financial close process that was in existence as of December 31, 2011. Additional changes will be implemented as determined necessary.

Although the Company’s remediation efforts are well underway and are expected to be completed in the near future, the Company’s material weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. The Company is not aware of any transactions that were improperly undertaken as a result of the material weakness noted above and therefore does not believe that the material weakness had any material impact on the Company’s financial statements.

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

Joseph Coccia (Director of the Company since 1998)

Mr. Coccia, 58, is President of Coccia Ford, Inc. (doing business as Coccia Ford Lincoln Mercury), a car dealership in Wilkes-Barre, Pennsylvania, and President of Eastern Auto Exchange, Inc.  Mr. Coccia’s strong business background and knowledge of owning and operating a large local business, his broad community involvement, and his service as a director of the Company and Bank for over 13 years qualifies him to serve as a director of the Company.  Mr. Coccia is a Class C director whose term expires in 2013.

Dominick L. DeNaples (Director of the Company since 1998)

Mr. Dominick L. DeNaples, 75, the Chairman of the Board of Directors of the Company and Bank since 2010, is President of Rail Realty Corp., Vice President of DeNaples Auto Parts Inc., and Vice President of Keystone Landfill, Inc., each of which he is also co-owner with his brother Louis A. DeNaples, has been a director of the Bank since 1987, and previously served as Vice Chairman of the Board of Directors of the Company from December 2009 until he was elected Chairman in May 2010. Mr. DeNaples’ extensive business background, years of community and charitable involvement, including serving on the Boards of St. Joseph’s Foundation and Center, Red Cross, Lackawanna College, Geisinger, and serving as President of the Boy Scouts of America Northeast Pennsylvania Council, and service as a director of the Company and Bank for over 24 years qualifies him to serve as a director of the Company.  Mr. DeNaples is the brother of director Louis A. DeNaples and the uncle of director Louis A. DeNaples, Jr.  Mr. DeNaples is a Class C director whose term expires in 2013.

Louis A. DeNaples, Jr. (Director of the Company since 2008)

Dr. DeNaples, Jr., 45, is a licensed physician and Medical Director of the Community Medical Center Emergency Department in Scranton, Pennsylvania and also has served as a director on the Community Medical Center’s Board since 2005.  He has served as director of the Company and the Bank since 2008.  Dr. DeNaples has served as Director and Vice Chairman for The Community’s Bank of Bridgeport Connecticut since 2001.  Dr. DeNaples’ understanding of the banking industry, service as a bank director for more than nine years and considerable community and charitable involvement qualifies him to serve as a director of the Company.  Dr. DeNaples is the son of director Louis A. DeNaples and the nephew of director Dominick L. DeNaples.  Dr. DeNaples is a Class B director whose term expires at the 2012 annual meeting of shareholders.

Joseph J. Gentile (Director of the Company since 1998)

Mr. Gentile, 82, retired in 2010 as President of Dunmore Oil Company, Inc., a fuel distributor, after 30 years with that company.  He also has been a director of Five Star Equipment, Inc., an industrial equipment dealer, since 1989.  Mr. Gentile has served on the Board of Directors of the Bank since 1989.  Mr. Gentile’s strong business background, understanding of the local business and social community, community and charitable involvement and service as a director of the Bank for over 21 years qualifies him to serve as a director of the Company.  Mr. Gentile is a Class A director whose term expires at the 2011 annual meeting of shareholders, which meeting has not yet been held.

Thomas J. Melone (Director of the Company since 2011)

Thomas J. Melone, 54, was appointed as a Director of the Company in May 2011.  Mr. Melone is a Partner at the Albert B. Melone Company where he has worked as a certified public accountant since 1984.  Mr. Melone is also an owner of Pro-Data Processing, Inc.  Mr. Melone brings extensive accounting experience and expertise with respect to reviewing financial statements and materials.  Mr. Melone is a graduate of King’s College.  Mr. Melone’s business and accounting experience qualify him to serve as a director of the Company.  Mr. Melone is a Class B director whose term expires at the 2012 annual meeting of shareholders.

John P. Moses (Director of the Company since 1999)

Mr. Moses, 66, has served as the Chairman of BlueCross of Northeastern Pennsylvania since 1997, and as an attorney in private practice since 1971, including as Of Counsel at the law firm of Cozen & O’Connor since 2009.  Mr. Moses has been a director of the Company and the Bank since 1999.  During his career, he also has served as chair of the Northeast Pennsylvania Heart Association and as Chairman and President of the Board of Governors of St. Jude Children’s Research Hospital (“St. Jude”), and as Chief Executive Officer for ALSAC, the fundraising arm of St. Jude.  Mr. Moses also has had a distinguished career in public service, having served as a member of state commissions and as counsel to various state and local judicial, executive, legislative and administrative offices and non-profits.  He has received numerous awards for his contributions in public service, business, the law and charitable causes, most recently in 2009 as recipient of the Hope Award from the American Cancer Society.  He also serves on the boards of Villanova University School of Law, Wilkes Law School Initiative and The Commonwealth Medical College.  Admitted to practice law in Pennsylvania and before the U.S. Supreme Court, he is a graduate of the Villanova University School of Law.  Mr. Moses’ extensive business and legal background, community and charitable involvement and service as a director of the Company and Bank for over 12 years qualifies him to serve as a director of the Company.  Mr. Moses is a Class C director whose term expires in 2013.

Steven R. Tokach (Director of the Company since 2011)

Steven R. Tokach, 65, has served as the President and Chief Executive Officer of the Company and the Bank since December 5, 2011.  Mr. Tokach also serves as a director of the Company and the Bank.  Previously, Mr. Tokach was retired from banking since 2006.  Prior to that, he was Senior Vice President and Chief Credit Administrator for Community Bank, N.A., a multi-billion dollar bank with locations in upstate New York and Northeastern Pennsylvania, from 2004 to 2006.  Mr. Tokach served as Regional President of First Liberty Bank & Trust, N.A., the Pennsylvania bank division of Community Bank, N.A, from 2001 to 2004.  He served as President of First Liberty Bank in Jermyn, Pennsylvania from 1996 to 2001 and as Executive Vice President and Chief Operating Officer from 1991 to 1996.  Prior to that, Mr. Tokach worked for three other banks located in Pennsylvania, serving as Vice President of First Eastern Bank from 1989 to 1991, as Vice President of Guaranty Bank, N.A. from 1986 to 1989 and as Vice President of The First National Bank of Jermyn from 1982 to 1986.  Prior to his banking career, Mr. Tokach was a Bank Examiner with the Office of the Comptroller of the Currency (the “OCC”) from 1968 to 1982, supervising or assisting in the examination of national banks.  Mr. Tokach is a graduate of King’s College in Wilkes-Barre, Pennsylvania, where he earned his bachelor’s degree in accounting.  He is a former member of the boards of directors of the Scranton Chamber of Commerce and the United One Credit Bureau.  Mr. Tokach’s extensive banking experience, knowledge of bank regulatory matters from his time with the OCC and accounting and financial background qualify him to serve as a director of the Company.  Mr. Tokach is a Class B director whose term expires in 2012.

Directors during 2011 Who Are Not Currently Directors

Mr. Louis A. DeNaples, 71, has been a director of the Bank from 1972 and had served as Chairman of the Board of Directors of the Company from 1998 until he took a leave of absence from involvement with the Company and the Bank in February 2008.  Shortly thereafter, the Federal Reserve Bank of Philadelphia (the “FRB”) and the OCC suspended Mr. DeNaples from office and prohibited him from any participation in the affairs of the Company or the Bank.  Mr. DeNaples resigned as a director of the Company, effective May 12, 2012, however he remains a director of the Bank subject to suspension.  Though Mr. DeNaples was listed as a director of the Company and the Bank, he did not actively serve as a director during 2011.

Executive Officers Who Are Not Directors

Information regarding persons who are executive officers of the Company or the Bank and who are not directors of the Company is set forth below.  Except as otherwise indicated, the occupation listed has been such person’s principal occupation for at least the last five years.

James M. Bone, Jr.

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

Joseph J. Earyes

Mr. Earyes, 56, is First Senior Vice President and Retail Banking Officer of the Bank, a position he has held since February 2011.  Prior to holding that position, he served as Senior Vice President and Retail Banking Officer of the Bank since December 2008.  Mr. Earyes, who has FINRA Series 7 and 63 licenses, also is a financial services representative of Invest Financial Corporation through that entity’s third party brokerage arrangement with the Bank.  Prior to joining the Bank, Mr. Earyes was Chief Financial Officer of State Petroleum Distributors LLC, a wholesale fuel distributor from February 2006 to August 2008.  Mr. Earyes has previous banking experience from his time as Executive Vice President and Chief Executive Officer of Fidelity Deposit and Discount Bancorp, Inc. of Dunmore, Pennsylvania, the holding company for The Fidelity Deposit and Discount Bank, from April 2001 to April 2004.  Mr. Earyes is a licensed Certified Public Accountant and worked as a Partner in the Earyes/Alu LLP CPA firm that he co-owned from July 2004 to January 2006.

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

Lisa L. Kinney

Ms. Kinney, 43, is Vice President and Retail Lending Officer & Consumer Lending Manager of the Bank, a position she has held since September 2008.  Ms. Kinney has been an employee of the Bank since 1994, with her previous roles including Vice President and Indirect Lending Manager from January 2007 to August 2008; Vice President and Indirect Lending Officer from December 2005 to December 2006; and Assistant Cashier and Indirect Lending Officer from May 1998 to November 2005.

Sandra E. Laughlin

Sandra E. Laughlin, 52, is the Chief Risk Officer and Executive Vice President of the Bank since January 2011.  Prior to joining the Company, Ms. Laughlin served as the Partner In-Charge of Crowe Horwath LLP’s Financial Institution practice’s Risk Consulting group for the Northeast, specializing in risk management outsourcing and consulting.  In that capacity Ms. Laughlin oversaw Corporate Governance, Internal Audit, Loan Review, Compliance, Trust and Regulatory Remediation engagements.  Prior to joining Crowe Horwath LLP, a large public accounting and consulting firm, in 2000, Ms. Laughlin served as a Commissioned Bank Examiner for the Federal Reserve Bank of Cleveland.

Edward J. Lipkus, III

Mr. Lipkus, 48, is the Executive Vice President and Chief Financial Officer of the Company and the Bank.  On May 17, 2012, the Company announced that Mr. Lipkus gave notice of his intention to resign from his position, though he also agreed to remain in his position until the Company completes certain regulatory filings, including the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Prior to joining the Company as CFO in September 2010, Mr. Lipkus served as Chief Executive Officer of the YMCA of Indiana County from September 2009 until January 2010.  In addition, Mr. Lipkus served as Chief Financial Officer and Executive Vice President of First Commonwealth Financial Corporation (“FCF”), the holding company for First Commonwealth Bank headquartered in Indiana, Pennsylvania, from March 2007 until August 2009 and Senior Vice President, Controller and Principal Accounting Officer of FCF from August 2006 until February 2007.  Prior to joining FCF, Mr. Lipkus served as First Vice President, Controller and Principal Accounting Officer for Valley National Bancorp (“VNB”), a bank holding company located in Wayne, New Jersey, from March 2003 until July 2006, and from July 2002 until March 2003 as Assistant Controller of VNB.  A licensed CPA in Pennsylvania and New Jersey, he also formerly served as an instructor for the American Institute of Banking.  Mr. Lipkus has a Master’s of Business Administration from Rutgers University of New Jersey.

Robert J. Mancuso

Mr. Mancuso, 55, is First Senior Vice President and Chief Administrative Officer of the Bank, a position he has held since June 2010.  Mr. Mancuso has been an employee of the Bank since 1980, previously serving in positions including First Senior Vice President - Facilities and Human Resources Division Manager from January 2008 to May 2010 and Senior Vice President - Facilities and Human Resources Division Manager from January 2000 to December 2007.  Mr. Mancuso has his undergraduate degree and a Master’s of Business Administration, both in Accounting, from the University of Scranton and is a graduate of the BAI Graduate School for Bank Administration held at the University of Wisconsin.  He has also served as an adjunct instructor at the University of Scranton teaching courses in Advanced Accounting and Managerial Accounting.

Donald H. Ryan

Mr. Ryan, 60, is the Human Resources Officer and Senior Vice President of the Bank since November 2011.  Before joining the Company, Mr. Ryan was the Operations Director at Johnson College with responsibility for human resources, information technology and facilities.  From 1997 to 2009, he was President and principal of The Ryan Group, a Northeastern Pennsylvania based human resources consulting firm.  Prior thereto, Mr. Ryan held senior human resources positions at National Westminster Bancorp, U.S. Trust Company of New York and The Federal Reserve Bank of New York.

Executive Officers during 2011 Who Are Not Currently Executive Officers

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

Based solely on the Company’s review of the copies of such forms received and a written representation from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the year ended December 31, 2011, all filing requirements applicable to its officers, directors and 10% Shareholders under Section 16(a) were complied with on a timely basis.

Corporate Governance

General

The Board has an Audit Committee, Compensation Committee and Corporate Governance Committee, which also makes nominating decisions.  The charters of these committees have been approved by the Board and are available on our corporate website at (www.fncb.com/InvestorRelations/).

Submission of Shareholder Proposals and Director Nominations

The Company has not yet held its 2011 Annual Meeting of Shareholders and presently intends to hold an annual meeting in 2012.  The Company intends to promptly notify shareholders when a date is set for the Annual Meeting of Shareholders.  In order for a shareholder proposal or director nomination to be considered for inclusion in the Company’s proxy statement for the Annual Meeting, the written proposal must be received a reasonable time before the Company begins to print and send its proxy materials.

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

Director Independence

Currently, the Board of Directors has eight members.  At the end of 2011, the Board had nine members, including Louis A. DeNaples, who resigned effective May 12, 2012.  The Company evaluates the independence of directors under the SEC and NASDAQ stock market’s standards for independence.  The NASDAQ standards require the Board of Directors to be comprised of a majority of independent directors.  The NASDAQ standards also require that, except for exceptional and limited circumstances, the Board of Directors maintain an audit committee comprised only of independent directors and that compensation and nomination decisions must be made only by independent directors.

Independence is reviewed at least annually to determine whether all existing and potential committee members are independent.  For 2011, the Board of Directors determined that Louis A. DeNaples, Jr., Joseph J. Gentile and John P. Moses and Thomas J. Melone met the standards for independence.  Following an amendment to the Company’s Bylaws in April 2012, the Board of Directors determined that Dominick L. DeNaples also meets the standards for independence.

In February 2011, the Board adopted charters for its Compensation Committee and for its Corporate Governance Committee, which also makes nomination decisions.  During 2011, the Board appointed Michael J. Cestone, Jr., Joseph Coccia, Dominick L. DeNaples, Louis A. DeNaples, Jr., Joseph J. Gentile, Thomas J. Melone, John P. Moses and Steven R. Tokach to serve on both committees.  Because the Corporate Governance Committee and the Compensation Committee were comprised of both independent and non-independent directors, neither committee met the NASDAQ standards for independence in 2011.  Currently, the Corporate Governance Committee and Compensation Committees are comprised of Louis A. DeNaples, Jr., Joseph J. Gentile, Thomas J. Melone and John P. Moses, all of whom were determined to meet the standards for independence.

In making its independence determinations, the Board considered that in the ordinary course of business the Company and the Bank may provide commercial banking and other services to some of the independent directors and to business organizations and to individuals associated with them.  The Board also considered that in the ordinary course of business some business organizations with which an independent director is associated may provide products and services to the Company and the Bank.  The Board has determined that, based on the information available to the Board, none of these relationships were material.

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Thomas J. Melone, John P. Moses and Joseph J. Gentile.  In 2011, the Audit Committee was comprised of Thomas J. Melone, John P. Moses, Joseph J. Gentile, and, until his resignation from the Audit Committee in March 2011, Joseph Coccia.  The Board of Directors determined, after the departure of Joseph Coccia from the Audit Committee, that each member of the Audit Committee was independent, as that term is defined by the SEC and in the NASDAQ listing standards related to audit committees.  The Audit Committee met ten times in 2011.  The Company adopted an amended and restated Audit Committee charter in 2011.  The current Audit Committee charter is attached as an exhibit to this annual report and is available on the Company’s website at www.fncb.com/InvestorRelations/ under the heading “Audit Committee Charter”.  The principal duties of the Audit Committee, as set forth in its amended charter, include reviewing significant audit and accounting principles, policies and practices, reviewing performance of internal auditing procedures, reviewing reports of examination received from regulatory authorities, and recommending, annually, to the Board of Directors the engagement of an independent certified public accountant.

Currently, the Company has identified Thomas J. Melone and John P. Moses as the Audit Committee financial experts.  Mr. Moses qualifies as the financial expert based on his knowledge of financial statements, internal controls, and Audit Committee functions resulting from his prior role as Chief Executive Officer of ALSAC/St. Jude Children’s Research Hospital and his current position as Chairman of BlueCross of Northeastern Pennsylvania.  Mr. Melone qualifies as a financial expert based on his extensive accounting experience as a certified public accountant and as a partner of the Albert B. Melone Company.

Code of Business Conduct and Ethics

The Company has had a written code of conduct for a number of years.  Both our current Code of Business Conduct and Ethics (the “Code”), which was adopted in October 2011, and the code of conduct and ethics that was in effect during 2010 and through October 2011 (the “2010 Code”) apply to the Company’s directors and employees, including our President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.  The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of the Company’s confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code.  The Code of Business Conduct and Ethics is available on the Company’s website at www.fncb.com/InvestorRelations/ under the heading “Code of Ethics.”  The Company intends to post any amendments to its Code of Conduct and Ethics on its website and also to disclose any waivers (to the extent applicable to the Company’s President, Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) on a Form 8-K within the prescribed time period.

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

Under the heading “Executive Compensation Tables,” you will find a series of tables containing specific information about the compensation earned or paid in 2011 to Mr. Steven R. Tokach, the current President and Chief Executive Officer of the Company, Mr. Gerard A. Champi, the current Chief Operating Officer of the Bank and former interim Chief Executive Officer of the Company, Mr. Edward J. Lipkus, the Chief Financial Officer of the Company, and James M. Bone, Jr., Robert J. Mancuso and Sandra E. Laughlin, the three most highly compensated executive officers of the Company (including officers of the Bank) who received total compensation of $100,000 or more during the fiscal year ended December 31, 2011, referred to as our “named executive officers” or “named executives.”

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

The Role of Consultants

In 2011, the Company relied on the report (the “2010 Report”) prepared in 2010 by two consulting firms, Millward Consulting and Mosteller & Associates.  The 2010 Report included: (1) a market review of relevant benchmark positions against compensation levels of other similar financial institutions; (2) detailed analysis of the placement of positions from both an internal and external perspective; and (3) the recommendation of new and market competitive salary structures for both exempt and nonexempt positions, as well as policies and procedures to support the recommended structure.

The Company has engaged Mosteller & Associates, a Pennsylvania-based human resources consulting firm, to prepare a new personnel/salary administration study and assessment to be used in executive compensation decisions for the 2012 and 2013 fiscal years.

The results of the study reflected in the 2010 Report provided the Board and management a solid base of relevant information upon which to base appropriate compensation-related decisions.  The Board, in turn, approved adoption of a new compensation program including market competitive structures for both exempt and nonexempt positions and new compensation policies and procedures to support the new structures.  Implementation also included, where appropriate, adjustment of actual employee compensation levels to provide both internal equity as well as appropriate alignment against the external market.  Subsequent to the Millward engagement for the 2010 Report, the Company continues to engage Mosteller & Associates (“Mosteller”) to provide consulting services on an ongoing basis, advising with regard to executive and broad-based compensation as well as a variety of human resources topics.  During 2010, consulting services included variable pay plan design and risk assessment, organizational structure review and Human Resources policy design and implementation.  The Board chose Mosteller because of its expertise in the field of Human Resources, the industry of financial services and the geographic footprint of the Bank and the base of understanding of the organization that was formed during the initial Millward project. However, the Company did not request Mosteller to update the 2010 report with respect to 2011.

The Role of Management

Input from senior management, including the Chief Executive Officer and the Human Resources Officer, along with our external consultants was critical in order to permit the Board and Compensation Committee make informed and appropriate decisions.  Input from senior management may include:

•Performance summaries for management team members and recommendations regarding compensation

•Results from executive compensation studies and related recommendations and analysis

•Data and recommendations for changes necessary to ensure continued market competitive nature of FNCB’s overall compensation package and/or the individual components of executive compensation

Each member of senior management excuses himself or herself from all Board and Compensation Committee discussions of that individual’s compensation level.

Benchmarking and Peer Group

During 2010, the Company utilized a peer group based on industry, asset size, organizational structure, performance levels and geographic location. Below is a listing of the peer group used by the Company to benchmark its executive compensation:

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

This peer group reflects financial organizations from the Mid-Atlantic states with asset size ranging from approximately $472 million to almost $3 billion as of December 31, 2008.  We believe these companies are an appropriate group against which to benchmark our compensation.  Accordingly, no changes were made to the group used in 2011 nor to the methodologies used by the Company in determining executive compensation.

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

Material Differences in Named Executive Officers’ Compensation

The overall factors that come into consideration when making executive compensation decisions include the following:

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

•              Regulatory requirements

•              Competitive market data received from external compensation consultant including best practices in the marketplace

•              Ability to retain and attract executive employees

•              External economic and industry environment

•              Risk assessment considerations

The named executive officers receive base salaries commensurate with their positions and responsibilities.  In determining the appropriate types and amounts of compensation for the President and Chief Executive Officer each year, the Board of Directors evaluates both corporate and individual performance.  The corporate factors include the financial performance of the Company, including return on stockholders’ equity, return on assets, asset quality and trends in the foregoing measures, the performance of the Company’s stock price, comparative results achieved by the Company’s peer group institutions, and progress in realizing the Company’s long-term business plan.  The individual factors include initiation and implementation of successful business strategies, formation of an effective management team and various personal qualities, including leadership.  In determining the appropriate types and amounts of compensation for the named executive officers, other than the President and Chief Executive Officer, the Board of Directors takes into consideration the officer’s experience, expected personal performance and salary levels for comparable positions.

Compensation Components

The compensation package for each named executive officer is comprised primarily of base salary, short-term incentives in the form of cash bonuses and long-term stock-based incentive awards.  The Company also offers executives who meet the eligibility requirements the opportunity to participate in a nonqualified deferred compensation plan, in addition to a 401(k) Profit Sharing Plan and health and welfare benefits available to all of the Bank’s employees

Base Salary

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

Short-Term Incentive Program/Cash Bonuses

Executives are eligible for annual short-term incentives through a discretionary program.  The Board of Directors does not establish performance targets that, when reached, automatically provide a bonus, and instead cash bonuses are awarded at the conclusion of a fiscal year based upon the Board of Directors’ subjective assessment of the Company’s performance as compared to both budget and prior fiscal year performance, as well as the individual contributions of the executives.  The amount of each individual bonus is not affected by nor does it affect any other form of compensation.  Based on the Bank’s overall performance levels in 2011, the Board did not award any cash bonuses.

Long-Term Incentive Program

The Company believes that stock ownership by management and equity-based performance compensation arrangements are useful tools to align the interests of management with those of the Company’s shareholders.  Where executives are shareholders themselves, the executives will realize a direct benefit by achieving the objective of maximizing shareholder value.  The Company had in place two stock incentive plans: the 2000 Stock Incentive Plan (the “Stock Incentive Plan”) and the 2000 Independent Directors’ Stock Incentive Plan (the “Directors’ Stock Plan,” and together with the Stock Incentive Plan, the “Company Plans”), each of which expired on August 30, 2010 and, as such, no additional awards will be granted from either plan, though the expiration of these plans does not affect any awards outstanding as of the expiration date of the plan.  The Company expects to consider the adoption of new stock option plans in the future.

Prior to the expiration of the Company Plans, the Company’s executives were eligible to receive “qualified” stock options, “non-qualified” stock options, stock appreciation rights and restricted stock under the Company Plans, which have each been approved by the Company’s shareholders.  Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the four other highest paid executive officers, excluding performance-based compensation.  The Stock Incentive Plan was designed and has been administered in a manner to enable the Company to deduct compensation attributable to options and without regard to such deduction limitation.  The Company has outstanding awards of stock options issued under each of the Company Plans.  During 2009, the Company granted 74,600 shares worth of stock options.  No stock options or other equity based awards were granted in 2010 or 2011.  In February 2011, the Board dissolved the Stock Option Committee, which had previously been authorized to award grants of stock options and other long-term incentives to key employees and officers, and the Compensation Committee assumed responsibility for the administration of the Company Stock Plans.

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

For the year 2011, the Board of Directors did not declare a profit sharing contribution.  In 2011, the plan did not allow matching contributions to the 401(k) plan.  Effective as of September 1, 2012, the Bank has amended the Profit Sharing and 401(k) Plan to permit a Bank provided match to employee 401(k) contributions.  The Board of Directors has approved a 50% match to an employee’s first 4% of payroll contribution.

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

Supplemental Life Insurance for Certain Executive Officers

Certain executive officers also participate in the Company’s supplemental executive life insurance plan which provides a split-dollar share of death benefits to the executive’s beneficiary, depending upon the executive’s eligibility to receive payments.  The plan is funded with bank-owned life insurance and is used to provide an additional benefit to certain executives with a minimal cost to the Company.  Split-dollar life insurance plans are widely available in the banking industry, because it allows the employer to recover its plan costs upon the death of the executive, and the executive’s beneficiary to receive a split of the insurance proceeds.  This benefit provides additional incentive for continued employment with the Company.

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

The various elements of the total compensation package are subtly interrelated based on a variety of factors.  While there is not a direct relationship between components, if in a given year the Board or Compensation Committee decides, for purposeful reasons, to “overweight” one component of total compensation (as compared to the market) they may “underweight” another so that total compensation remains competitive.  The Company has not yet held its annual meeting for 2011 or 2012 and thus has not held or considered the results of a shareholder advisory vote on executive compensation.  The Company plans to hold an annual meeting in 2012.

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

EXECUTIVE COMPENSATION TABLES

The following table sets forth a comprehensive overview of the compensation for the Company’s named executive officers for 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus (1)	Option Awards (2)	Change in pension value and non- qualified deferred compensation earnings (3)	All Other Compensation
Steven R. Tokach, President	2011	$17,308	(7)	$—	$—	$—	$—
and Chief Executive
Officer of the Company
and the Bank

Edward J. Lipkus, Executive	2011	$165,000		$—	$—	$—	$819	(6)
Vice President and Chief	2010	45,692	(5)	—	—	—	15,000	(6)
Financial Officer of the
Company and the Bank

Gerard A. Champi, Chief	2011	$223,500		$—	$—	$—	$11,430	(4)
Operating Officer of the	2010	216,300		—	—	—	7,421	(4)
Bank and former Interim	2009	184,500		—	—	13,504	19,385	(4)
President and Chief
Executive Officer of the
Company and Bank

Sandra E. Laughlin,	2011	$153,577	(9)	$—	$—	$—	$10,000	(9)
Executive Vice President
and Chief Risk Officer

James M. Bone, Jr.,	2011	$148,000		$—	$—	$—	$91	(8)
Executive Vice President,	2010	132,239		—	—	—	341	(8)
Chief Information Officer	2009	99,125		—	—	1,707	7,459	(8)

Robert J. Mancuso, First	2011	$145,388		$—	$—	$—	$2,500	(10)
Senior Vice President,	2010	132,354		—	—	—	4,201	(10)
Chief Administrative Officer	2009	107,312		—	—	12,253	11,693	(10)

(1) Reflects amounts earned pursuant to the discretionary awards under Company’s Discretionary Cash Bonus Plan.  Amounts shown are earned and accrue in the year indicated and are paid in the following year.

(2) The amounts listed represent stock options granted to the persons listed in the form of qualified incentive stock options which were granted at the fair market value on the date of grant.  The amount shown represents the cost to the Company.  For a discussion of the assumptions and accounting for stock options, see Note 16 — “Stock Option Plans” included in Item 8 hereof for additional information about the Company’s stock option plans.  For a description of the conditions of these awards, see “Compensation Discussion and Analysis—Long-Term Incentive Program.”

(3) The amounts listed represent interest earned on the balances in the named executive officers non-qualified deferred compensation plan accounts at rates that exceed 120% of the applicable federal long-term rate.

(4) For Mr. Champi, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $0 and $13,081, country club dues in the amounts of $8,553, $4,279 and $3,822, an auto allowance of $2,687, $2,680, and $2,487, premiums paid to purchase split-dollar life insurance in the amounts of $99, $91, and $86, and premiums paid to purchase disability income insurance in the amounts of $0, $371 and $371, in each case, for 2011, 2010 and 2009, respectively.

(5) For Mr. Lipkus, this amount represents the portion of his base salary earned from September 16, 2010, when he started with the Company, until the end of the year.

(6) For Mr. Lipkus, includes country club dues in the amount of $819 for 2011 and includes $15,000 of relocation expenses that the Company agreed to pay for 2010.

(7) For Mr. Tokach, this amount represents the portion of his base salary earned from December 5, 2011, when he started with the Company, until the end of the year.

(8) For Mr. Bone, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $0, and $7,124, premiums paid to purchase split-dollar life insurance in the amounts of $91, $86, and $80, and premiums paid to purchase disability income insurance in the amounts of $0, $255, and $255, in each case, for 2011, 2010 and 2009, respectively.

(9) For Ms. Laughlin, the amount listed in the salary column represents the portion of her base salary earned from January 20, 2011, when she started with the Company, until the end of the year.  The amount listed in the All Other Compensation column represents $10,000 of relocation expenses that the Company agreed to pay.

(10) For Mr. Mancuso, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $0, $0, and $7,247, country club dues in the amounts of $2,161, $2,997, and $3,208, an auto allowance of $204, $842, and $885, premiums paid to purchase split-dollar life insurance in the amounts of $135, $127, and $118, and premiums paid to purchase disability income insurance in the amounts of $0, $235, and $235, in each case, for 2011, 2010 and 2009, respectively.

As reflected in the table above, in keeping with the compensation philosophy to provide executives with a balanced mix of compensation components and to enable the Company to attract, retain and motivate key executives, base and bonus compensation components were realigned during 2010.  The Company’s compensation philosophy is to provide for base compensation levels that are in line with the market together with a more conservative bonus opportunity also in alignment with the market.  Where appropriate, base salaries were increased to reflect market-competitive compensation levels and to recognize increased responsibilities and expectations.  As the Company’s performance did not warrant bonus payment with respect to 2010 or 2011, none were made.  A structured executive incentive compensation program that provides for market-competitive bonus awards for achievement of defined corporate performance goals is under development for utilization in 2012 and future years.

Grants of Plan-Based Awards

The Company’s equity compensation plans include the 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan which were approved by shareholders on May 16, 2001.  Both of the Company Stock Plans expired on August 30, 2010.  No stock options were awarded in under either of the Company Stock Plans in 2010 or 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, on an award by award basis, information concerning all awards of stock options held by named executive officers at December 31, 2011.  All options were granted with an exercise or base price of 100% of market value as determined in accordance with the applicable plan.  The number of shares subject to each award as well as the exercise and/or base price has been adjusted to reflect all stock dividends and stock splits effected after the date of such award but have not otherwise been modified.

Outstanding Equity Awards at Fiscal Year End

Option Awards

December 31, 2011

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Steven R. Tokach	—	—	—	—

Edward J. Lipkus	—	—	—	—

Gerard A. Champi	11,000	—	$5.81	8/28/2012
	5,500	—	10.01	11/26/2013
	1,925	—	16.71	11/24/2014
	2,337	—	19.31	11/23/2015
	2,337	—	23.13	11/29/2016
	3,500	—	16.90	11/13/2017
	5,600	—	10.81	1/15/2019

Sandra E. Laughlin	—	—	—	—

James M. Bone, Jr.	4,125	—	$10.01	11/26/2013
	1,375	—	16.71	11/24/2014
	1,650	—	19.31	11/23/2015
	1,650	—	23.13	11/29/2016
	2,500	—	16.90	11/13/2017
	4,000	—	10.81	1/15/2019

Robert J. Mancuso	5,250	—	$5.81	8/28/2012
	4,125	—	10.01	11/26/2013
	1,375	—	16.71	11/24/2014
	1,650	—	19.31	11/23/2015
	1,650	—	23.13	11/29/2016
	2,500	—	16.90	11/13/2017
	4,000	—	10.81	1/15/2019

Options Exercised and Stock Vested

None of the named executive officers exercised any options during 2011.  No awards other than stock options were outstanding under the Company’s Stock Plans at December 31, 2011.  The following table provides information as of and for the year ended December 31, 2011 for the named executive officers regarding their participation in the Officers’ Deferred Compensation Plan.

Non-Qualified Deferred Compensation Table

December 31, 2011

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Steven R. Tokach	$—	$—	$—	$—	$—
Edward J. Lipkus	—	—	—	—	—
Gerard A. Champi	—	—	$3,607	—	$329,143
Sandra E. Laughlin	—	—	—	—	—
James M. Bone, Jr.	—	—	$456	—	$41,616
Robert J. Mancuso	—	—	$3,273	—	$298,639

The contribution amounts listed in this table are included in the applicable columns of the Summary Compensation Table.  The aggregate earnings listed in this table are included in the non-qualified deferred compensation earnings column of the Summary Compensation Table.  For a discussion of the types of compensation permitted to be deferred (and any limitations), the measures for calculating interest and the material terms with respect to payouts, withdrawals and other distributions, see the above discussion under the heading “Compensation Components—Deferred Compensation Plan.”

Potential Payments upon Termination or Change of Control

Directors’ and Officers’ Deferred Compensation Plan

The named executive officers and all other participants are vested in their account balance in the deferred compensation plan.  As such, upon ceasing to serve as an officer of the Bank for any reason whatsoever, voluntary or involuntary, including involuntary termination for cause, termination on a change of control, voluntary termination, early retirement or by reason of death or disability, the amount of the Deferred Compensation Plan account balance of such named executive officer will be payable pursuant to the terms of the Deferred Compensation Plan.  Amounts payable under the Deferred Compensation Plan are unsecured, unfunded, obligations of the Bank.  Information regarding amounts to which named executives would be entitled under any such termination scenario, in the event of a termination as of December 31, 2011, are set forth in the table below.  See the narrative detail above under “Compensation Disclosure and Analysis — Deferred Compensation Plan Information” for additional information on the timing of such payments, which are subject in part to an election by such officer, and the age and length of such officer’s service with the Bank.

In March 2011, Mr. Tulaney notified the Board of Directors that he was resigning from the Company and the Bank, effective April 1, 2011.  At this time, Mr. Tulaney had deferred $538,030 under the Deferred Compensation Plan which becomes payable, with interest at the applicable plan rate, starting the month after he reaches the age of 60 in May 2019.

Deferred Compensation upon Severance

December 31, 2011

Name	Amount Payable Upon Termination Event (1)
Steven R. Tokach	$—
Edward J. Lipkus	—
Gerard A. Champi	329,143
Sandra E. Laughlin	—
James M. Bone Jr.	41,616
Robert J. Mancuso	298,639

(1) Represents the amount payable to the indicated named executive officer under the Deferred Compensation Plan upon the following triggering events, assuming that such event occurred as of December 31, 2011: Voluntary Termination; Early Retirement; Normal Retirement, Involuntary Termination — Not for Cause; Involuntary Termination - For Cause; Involuntary Termination - For Good Reason (Change in Control); Disability; Death. Participants may elect to have their account paid commencing at the time prescribed by the Plan, in equal annual payments beginning with five (5) years and increasing in five (5) year increments up to thirty (30) years.  Participants may also elect equal monthly payments which correspond to the annual yearly schedule.

Company Stock Plans

Options issued under the Company Stock Option Plans are subject to accelerated vesting and remain exercisable upon or in connection with the occurrence of certain change of control events.  In addition, any such stock option awards may remain exercisable for up to three months (or longer in the case of death or disability) upon the termination of any of our named executive officers’ employment for any reason.  As of June 29, 2012 based on the closing market price of $2.80 per share, the exercise price of all options held by executive officers is greater than the current market price per share. Therefore, we do not expect that the options would be exercised upon a change in control or termination of employment.

The foregoing narrative regarding payments on a change in control or other termination of employment does not reflect payments that would be provided to each named executive officer under the 401(k) Profit Sharing Plan following termination of employment, or under the Company’s disability or life insurance plan in the event of death or disability, as applicable, on the last business day of the fiscal year ended December 31, 2011 because these plans are generally available to all regular employees similarly situated in age, years of service and date of hire and do not discriminate in favor of executive officers.

Director Compensation

The following table sets forth information regarding compensation paid to, or earned by, non-employee directors of the Company during the fiscal year ended December 31, 2011 for service as members of the Company and Bank Boards of Directors.

DIRECTOR COMPENSATION TABLE

Director Compensation

December 31, 2011

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Change in Pension value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Michael J. Cestone	$40,000	(1)	$—	$—	$—	$—	$40,000
Joseph Coccia	30,000		—	—	—	—	30,000
Dominick L. DeNaples	30,000		—	—	—	—	30,000
Louis A. DeNaples (2)	—		—	—	—	—	—
Louis A. DeNaples, Jr.	30,000		—	—	—	—	30,000
Joseph J. Gentile	30,000		—	—	—	—	30,000
Thomas J. Melone (3)	17,500		—	—	—	—	17,500
John P. Moses	30,000		—	—	4,200	—	34,200
Steven R. Tokach (4)	—		—	—	—	—	—

(1) Includes a $30,000 director’s fee and $10,000 for service as Secretary of the Board of Directors.

(2) Mr. DeNaples did not actively serve as a director during 2010 or 2011.

(3) Mr. Melone was appointed to the Board of Directors on May 25, 2011.

(4) Mr. Tokach does not receive compensation as a member of the Board of Directors.

Directors received no remuneration for attendance at the Company’s board meetings.  All nonemployee members of the Bank’s Board of Directors receive an annual retainer of $30,000, payable at a rate of $2,500 per month, for each month or portion thereof that the director serves as a director of the Bank.  The aggregate amount of director fees paid in 2011 was $208 thousand.  In 2011, Michael J. Cestone, Jr. was compensated $10,000 for special services (Secretary of the Board of Directors) rendered to the Bank.  Members of committees of the Board of Directors of the Company or the Bank, as applicable, do not receive fees for attending meetings of those committees.

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

Directors’ Stock Plan

Directors who were not employees or officers of the Company were eligible to be granted options to purchase stock of the Company under the Directors’ Stock Plan.  No awards were made under the Director’s Stock Plan during 2010 and there were no awards outstanding thereunder at December 31, 2011.  The Director’s Stock Plan expired during 2010, and no additional awards may be made thereunder.

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

Compensation Committee Interlocks and Insider Participation

In 2010 the Company established a Compensation Committee and in 2011 appointed Michael J. Cestone, Jr., Joseph Coccia, Dominick L. DeNaples, Louis A. DeNaples, Jr., Joseph J. Gentile, Thomas J. Melone and John P. Moses to serve as its members.  Certain employees of the Company, as discussed under the heading “Role of Management,”  participated in the deliberations of the Board concerning executive officer compensation.  No executive officer of the Company served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of the Company’s Board of Directors or participates in the Company’s compensation decisions.

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

The foregoing report is provided by the following directors, who constitute the Compensation Committee as of June 30, 2012:

Louis A. DeNaples, Jr.

Joseph J. Gentile

Thomas J. Melone

John P. Moses

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2011.  Information is included for both equity compensation plans approved by Company shareholders and equity compensation plans not approved by Company shareholders.

Equity Compensation Plan Information

December 31, 2011

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remainging Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	188,193	$12.62	—

Equity compensation plans not approved by security holders	—	$—	—
Total	188,193	12.62	—

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

Securities Ownership of Directors, Nominees, Officers and Certain Beneficial Owners(1)

The following table sets forth certain information concerning the number and percentage of whole shares of the Company’s common stock beneficially owned by its directors and executive officers whose compensation is disclosed in this Annual Report on Form 10-K, its principal shareholders and by its directors, its principal shareholders and all executive officers as a group, as of July 27, 2012.  Except as otherwise indicated, all shares are owned directly, the named person possesses sole voting and sole investment power with respect to all such shares, and none of such shares are pledged as security and the address of each of the beneficial owners identified is 102 E. Drinker Street, Dunmore, PA 18512.  Except as set forth below, the Company knows of no other person or persons who beneficially own in excess of five percent of the Company’s common stock.  Further, the Company is not aware of any arrangement which at a subsequent date may result in a change of control of the Company.

Name	Position	Number of Shares	Percentage (11)
Michael J. Cestone, Jr. (1)	Director of the Company and Bank; Secretary of the Board of Directors	206,716	1.26%
Joseph Coccia (2)	Director of the Company and Bank	180,820	1.10%
Dominick L. DeNaples (3)	Director of the Company and Bank	283,134	1.72%
Louis A. DeNaples (4)	Shareholder and Director of the Bank	1,647,203	10.02%

Louis A. DeNaples, Jr. (5)	Director of the Company and Bank	44,576	*
Joseph J. Gentile (6)	Director of the Company and Bank	445,067	2.71%
Thomas J. Melone	Director of the Company and Bank	800	*
John P. Moses (7)	Director of the Company and Bank	84,876	*
Steven R. Tokach	Director of Company and Bank; President and Chief Executive Officer of the Company Bank	800	*
Edward J. Lipkus	Executive Vice President and Chief Financial Officer of the Company and Bank	—	*
Gerard A. Champi (8)	Chief Operating Officer of the Bank; Former Interim President and Chief Executive Officer of the Company and Bank	38,486	*
Sandra E. Laughlin	Executive Vice President and Chief Risk Officer of the Bank	—	*
James M. Bone, Jr. (9)	Executive Vice President and Chief Information Officer of the Bank	22,007	*
Robert J. Mancuso (10)	First Senior Vice President and Chief Administrative Officer of the Bank	98,192	*

	All current directors and executive officers as a group (18 persons) (11)	3,058,761	18.60%

*Indicates ownership of less than 1%.

(1) Includes 37,097 held individually by Mr. Cestone, 4,918 jointly held with Mr. Cestone’s spouse, 44,495 shares held for the benefit of Mr. Cestone’s spouse, 120,256 shares held by a family partnership.

(2) Includes 163,245 shares held individually by Mr. Coccia and 17,575 held in a partnership.

(3) Effective May 17, 2012, Dominick L. DeNaples transferred 1,191,540 shares to his children, reducing the shares he owns to 283,134.  Includes 280,695 shares jointly held with Dominick L. DeNaples’ spouse and 2,439 shares held by a business in which he is a 33.33% owner with his brother, Louis A. DeNaples.

(4) Includes 1,604,145 shares held individually by Louis A. DeNaples, 26,604 shares co-owned with Louis A. DeNaples’ children (of which 1,639 shares are co-owned with his son, Louis A. DeNaples, Jr., who is also a director), 14,016 owned individually by his spouse, and 2,439 shares held by a business in which he is a 33.33% owner with his brother, Dominick L. DeNaples. The Federal Reserve Bank of Philadelphia (the “FRB”) and the OCC suspended Mr. DeNaples from office and prohibited him from any participation in the affairs of the Company or the Bank.  Mr. DeNaples resigned as a director of the Company, effective May 12, 2012, however he remains a director of the Bank subject to suspension.  Though Mr. DeNaples was listed as a director of the Company and the Bank, he did not actively serve as a director during 2011.

(5) Includes 17,720 shares held individually, 25,217 co-owned with Louis A. DeNaples, Jr.’s children, and 1,639 shares co-owned with his father, Louis A. DeNaples. Louis A. DeNaples, Jr. is the son of Louis A. DeNaples, and the nephew of Dominick L. DeNaples.

(6) Includes 344,326 shares held individually, 99,209 shares held individually by Mr. Gentile’s spouse, and 1,532 shares held for the benefit of his spouse.

(7) Includes 2,673 shares held individually and 82,204 shares held jointly with Mr. Moses’ spouse.

(8) Includes 1,695 shares held by Mr. Champi, 2,857 shares jointly held with Mr. Champi’s spouse, 1,735 shares held for the benefit of a minor, and presently exercisable options to purchase 32,199 shares.

(9) Includes 2,143 shares jointly held with Mr. Bone’s spouse, 248 shares held for the benefit of minor children, 4,316 shares co-owned with Mr. Bone’s father and three of his siblings through a family trust, and exercisable options to purchase 15,300 shares.

(10) Includes 66,068 shares jointly held with Mr. Mancuso’s spouse, 10,574 shares co-owned with Mr. Mancuso’s children, and presently exercisable options to purchase 21,550 shares.

(11) Represents percentage of 16,442,119 shares issued and outstanding as of March 30, 2012, except with respect to individuals holding options exercisable within 60 days of that date, in which event, represents percentage of shares issued and outstanding plus the number of shares for which that person holds options exercisable within 60 days of June 30, 2012, and except with respect to all directors and executive officers of the Company as a group, in which case represents percentage of shares issued and outstanding plus the number of shares for which those persons hold such options.  Certain shares beneficially owned by the Company’s directors and executive officers may be held in accounts with third-party firms, where such shares may from time to time be subject to a security interest for margin credit provided in accordance with such firm’s policies.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

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

There have been no loan transactions originated during 2011 which were required to be reported under this Item 13 where such policy and procedures were not followed.  Except for those loans described in more detail below, loans to directors, executive officers and their related parties (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company or Bank and (iii) did not involve more than the normal risk of collection or present other unfavorable features.  Each of these transactions was made in compliance with applicable law, including the Securities and Exchange Act of 1934 and the Federal Reserve Board Regulation O.

The Bank extended a line of credit (“line”) to a corporation wholly owned by Joseph Coccia, a director of the Company.  The total aggregate outstanding amount of this line as of December 31, 2011 was $7.4 million.  Mr. Coccia has a participation agreement with the Bank to purchase up to a maximum of a $5.2 million interest in this line from the Bank.  The Bank does not have participation agreements with any other similarly situated borrowers. This line bears interest at a rate of 4.75%.  The largest aggregate outstanding amount of principal outstanding under this line during 2011 was $7.9 million.  Under the line, $43.3 million was advanced and $40.9 million in principal and $212 thousand in interest was paid during 2011.  The total amount paid by the Bank to Mr. Coccia with respect to his participation in this line during 2011 was $151 thousand.  The Bank receives a 25 basis point annual servicing fee from Mr. Coccia on the participation balance.  This credit is performing in accordance with the terms of the agreement.

The Bank extended three (3) loans to an entity which were guaranteed by several individuals, including Michael Conahan and Michael G. Cestone, both former directors of the Company.  Mr. Cestone is the son of current Director Michael J. Cestone, Jr.  The total aggregate outstanding amount of these loans as of December 31, 2011 was $3.4 million.  These loans bear interest at a rate of 4.25%.  In 2011, the total amount of principal paid was $29 thousand and the total amount of interest paid was $0.  The largest aggregate amount of principal outstanding under these loans during 2011 was $3.4 million. As of May 31, 2012 the aggregate amount of principal outstanding on these loans was $3.4 million.

The Bank extended loans to a limited liability company wholly owned by the daughter and son-in-law of Dominick DeNaples, a director of the Company.  The total aggregate outstanding amount of these loans as of December 31, 2011 was $212 thousand.  These loans bear interest at rates ranging from 3.75% to 8.5%.  The largest aggregate amount of principal outstanding under these loans during 2011 was $222 thousand.  In 2011, the total amount of principal paid was $10 thousand and the total amount of interest paid was $7 thousand.  As of May 31, 2012, these loans were paid in full.

The Bank extended various loans to the brother-in-law of Jerry A. Champi, an executive officer of the Company and entities owned by the same brother-in-law of Mr. Champi.  The total aggregate outstanding amount of these loans as of December 31, 2011 was $656 thousand.  These loans bear interest at rates ranging from 3.25% to 6.75%.  In 2011, the total amount of principal paid was $25 thousand and the total amount of interest paid was $31 thousand.  The largest aggregate amount of principal outstanding under these loans during 2011 was $681 thousand.  As of May 31, 2012, the aggregate amount of principal outstanding on these loans was $629 thousand.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million and $11 million at December 31, 2011, and 2010, respectively.  Interest paid to officers and directors on these notes totaled $0 and $685 thousand for the years ended December 31, 2011 and 2010, respectively.  Pursuant to the November 24, 2010 written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) that the Company entered into, the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.  Accordingly, interest accrued and unpaid on loans to directors totaled $1.2 million at December 31, 2011.

Certain Business Relationships

In the course of it operations, the Company acquires goods and services from and transacts business with various companies of related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The Company recorded aggregate payments for these services of $1.8 million, $1.1 million, and $0.7 million in 2011, 2010, and 2009, respectively.  None of these transactions exceeded $120 thousand, except as described below.

Louis A. DeNaples’ son-in-law is a principal owner of an insurance agency that provides services for the Company.  In 2011, the total amount paid by the Company for the services was approximately $1.2 million and represents premiums paid for insurance coverage.  Mr. DeNaples son-in-law acts as an agent and derives a commission on the placement of insurance coverage.  These services were awarded based on the results of a competitive bidding process.

Dominick L. DeNaples’ son is an attorney at a law firm that provides legal services to the Company.  In 2011, the total amount paid by the Company for these services was approximately $191 thousand.  Mr. DeNaples’ son does not receive any direct payment for these services.  Additionally, he is not a partner in this firm and therefore, does not derive any interest in the law firm’s profit from these payments.

Mr. Coccia, a director of the Company, wholly owns a company that provides automobile repossession and refurbishment services to the Bank.  In 2011, the total amount paid by the Company for the services was approximately $128 thousand.  Mr. Coccia also owns another company that sells automobiles.

For a discussion of director independence see “Item 10—Director Independence.”

Item 14.     Principal Accounting Fees and Services.

Fees Paid to Independent Accounting Firm

We retained McGladrey  LLP (“McGladrey”) to audit our consolidated financial statements for the years ended December 31, 2011 and 2010.  Demetrius & Company, L.L.C. (“Demetrius”) audited our consolidated financial statements for the year ended December 31, 2009.

Audit Fees

The aggregate amount of fees billed or expected to be billed to the Company by McGladrey for services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s reports on Form 10-Q and for services normally provided in connection with statutory and regulatory filings for the years ended December 31, 2011 and 2010 were $610,000 and $1,422,492, respectively.  The aggregate amount of fees billed to the Company by Demetrius for services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s reports on Form 10-Q and for services normally provided in connection with statutory and regulatory filings for the year ended December 31, 2010 was $71,032.

Audit-Related Fees

The aggregate amount of fees and expenses billed to the Company by McGladrey for services related to the performance of audit related services for the years ended December 31, 2011 and 2010 were $0 and $30,248, respectively.  The 2010 services were related to the audit of the Company’s 401(k) plans for the year ended December 31, 2010.  The aggregate amount of fees and expenses billed to the Company by Demetrius for services related to the performance of audit related services for the year ended December 31, 2010 was $12,465.  These services included matters relating to communications with the SEC.

Tax Fees

The Company did not use McGladrey or Demetrius for tax advice, compliance or planning services for the years ended December 31, 2011 or 2010.

All Other Fees

Neither McGladrey nor Demetrius billed the Company any amounts for other services for the years ended December 31, 2011 or 2010.

Pre-approval Policies

The Audit Committee has the responsibility to pre-approve certain audit, audit-related, tax and other services up to specified aggregate fee levels for each service.  In addition, the Audit Committee may delegate pre-approval authority to one or more of its members, who must report, for information purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.  The Audit Committee pre-approved all audit, audit-related and tax services provided by McGladrey for the years ended December 31, 2011 and 2010.

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

Consolidated Statements of Financial Condition

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

3.             The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q as filed on April 6, 2012 is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 10.1	Dividend Reinvestment Plan — filed as Exhibit 99.1 to the Company’s Amended Registration Statement on Form S-3 as filed on July 16, 2009, is hereby incorporated by reference.

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

EXHIBIT 10.13

Professional Services Agreement dated April 5, 2010 by and between the Company and Eugene T. Subol — filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on April 5, 2010, is hereby incorporated by reference.

EXHIBIT 14	Code of Business Conducts and Ethics — filed as Exhibit 14 to the Company’s Form 10-K as filed on April 6, 2012 is hereby incorporated by reference.

EXHIBIT 16

Letter of Demetrius & Co., L.L.C. pursuant to Item 304(a)(13) of Regulation S-K — filed as Exhibit 16 to the Company’s Current Report on Form 8-K on October 28, 2010, is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries— filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 23.1	Consent of Demetrius & Co., L.L.C. — filed as Exhibit 23.1 to the Company’s Form 10-K as filed on April 6, 2012 is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Principal Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ Steven R. Tokach
Steven R. Tokach President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Date:	August 10, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/Michael J. Cestone	August 10, 2012
Michael J. Cestone, Jr.	Date

/s/ Joseph Coccia	August 10, 2012	/s/ Louis A. DeNaples, Jr.	August 10, 2012
Joseph Coccia	Date	Louis A. DeNaples, Jr.	Date

/s/ Dominick L. DeNaples	August 10, 2012	/s/Joseph J. Gentile	August 10, 2012
Dominick L. DeNaples	Date	Joseph J. Gentile	Date

/s/ Thomas J. Melone	August 10, 2012	/s/ John P. Moses	August 10, 2012
Thomas J. Melone	Date	John P. Moses	Date

/s/ Steven R. Tokach	August 10, 2012
Steven R. Tokach	Date