Form 10-Q
period 2012-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-08-24
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,442,119 shares
(Title of Class)	(Outstanding at August 20, 2012)

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31	December 31
(in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$16,953	$18,956
Interest-bearing deposits in other banks	58,771	149,690
Total cash and cash equivalents	75,724	168,646
Securities
Available-for-sale at fair value	195,888	185,475
Held-to-maturity at amortized cost (fair value $2,326 and $2,245)	2,119	2,094
Stock in Federal Home Loan Bank of Pittsburgh, at cost	7,979	8,399
Loans held for sale	1,735	94
Loans, net of allowance for loan and lease losses of $20,664 and $20,834	667,814	659,044
Bank premises and equipment, net	19,219	18,846
Accrued interest receivable	2,661	2,552
Refundable federal income taxes	11,612	11,612
Intangible assets	756	797
Bank-owned life insurance	26,953	26,769
Other real estate owned	6,126	6,958
Other assets	10,217	11,353
Total Assets	$1,028,803	$1,102,639

Liabilities
Deposits
Demand	$131,243	$134,016
Interest-bearing demand	272,026	326,899
Savings	90,321	87,712
Time ($100,000 and over)	198,175	199,790
Other time	198,473	208,719
Total deposits	890,238	957,136
Borrowed funds
FHLB advances	44,586	48,261
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	79,896	83,571
Accrued interest payable	4,892	4,301
Other liabilities	12,601	17,706
Total liabilities	987,627	1,062,714

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of March 31, 2012 and December 31, 2011 Issued and outstanding: 16,442,119 shares as of March 31, 2012 and December 31, 2011	20,552	20,552
Additional paid-in capital	61,557	61,557
Accumulated Deficit	(39,382)	(38,217)
Accumulated other comprehensive loss
Unrealized holding gain on available-for-sale securities, net of taxes	2,780	497
Unrealized non-credit holding loss on OTTI available-for-sale securities, net	(4,331)	(4,464)
Total accumulated other comprehensive loss, net of taxes	(1,551)	(3,967)
Total shareholders’ equity	41,176	39,925
Total Liabilities and Shareholders’ Equity	$1,028,803	$1,102,639

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except share data)	2012	2011
Interest income
Interest and fees on loans	$7,789	$9,093
Interest and dividends on securities:
U.S. government agencies	755	922
State and political subdivisions, tax-free	956	1,410
State and political subdivisions, taxable	154	13
Other securities	34	44
Total interest and dividends on securities	1,899	2,389
Interest on interest-bearing deposits and federal funds sold	56	26
Total interest income	9,744	11,508
Interest expense
Deposits:
Interest-bearing demand	183	612
Savings	46	95
Time ($100,000 and over)	415	698
Other time	888	1,241
Total interest on deposits	1,532	2,646
Interest on borrowed funds
Interest on FHLB advances	414	869
Interest on subordinated debentures	569	562
Interest on junior subordinated debentures	58	51
Total interest on borrowed funds	1,041	1,482
Total interest expense	2,573	4,128
Net interest income before (credit) provision for loan and lease losses	7,171	7,380
(Credit) provision for loan and lease losses	(136)	1,744
Net interest income after (credit) provision for loan and lease losses	7,307	5,636
Non-interest income
Deposit service charges	737	727
Net gain on the sale of securities	8	—
Gross other-than-temporary impairment (“OTTI”) gains	175	274
Portion of gain recognized in other comprehensive income (“OCI”) (before taxes)	(175)	(274)
Other-than-temporary-impairment losses recognized in earnings	—	—
Net gain on the sale of loans held for sale	243	175
Net gain on the sale of other real estate	9	2,544
Net gain on the sale of other assets	—	1
Loan related fees	124	178
Income on bank-owned life insurance	185	196
Other	144	161
Total non-interest income	1,450	3,982
Non-interest expense
Salaries and employee benefits	3,638	3,396
Occupancy expense	598	677
Equipment expense	420	385
Advertising expense	148	161
Data processing expense	474	501
FDIC assessment	600	789
Bank shares tax	276	276
Expense of other real estate	178	567
Provision for off-balance sheet commitments	(65)	(234)
Legal expense	921	298
Professional fees	1,531	2,239
Insurance expense	238	99
Other operating expenses	965	990
Total non-interest expense	9,922	10,144
Loss before income taxes	(1,165)	(526)
Provision (credit) for income taxes	—	—
Net loss	$(1,165)	$(526)

Loss Per Share
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)

Cash Dividends Declared Per Common Share		—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	16,442,119	16,434,763
Diluted	16,442,119	16,434,763

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended
	March 31,
(in thousands)	2012	2011
Net loss	$(1,165)	$(526)
Other comprehensive income:
Unrealized gains on securities available for sale	3,494	1,959
Taxes	(1,188)	(668)
Net of tax amount	2,306	1,291

Non-credit related losses on OTTI securities not expected to be sold	175	274
Taxes	(60)	(93)
Net of tax amount	115	181

Reclassification adjustment for gains included in net loss	(8)	—
Taxes	3	—
Net of tax amount	(5)	—

Total other comprehensive income	2,416	1,472

Total comprehensive income	$1,251	$946

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012 and 2011

(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	Loss	Equity
BALANCES, DECEMBER 31, 2010	16,433,020	$20,541	$61,539	$(37,882)	$(12,143)	$32,055
Net loss for the period	—	—	—	(526)	—	(526)
Other comprehensive income, net of tax of $761	—	—	—	—	1,472	1,472
Proceeds from issuance of common shares through dividend reinvestment plan	5,771	7	12	—	—	19
Balances, March 31, 2011	16,438,791	$20,548	$61,551	$(38,408)	$(10,671)	$33,020

BALANCES, DECEMBER 31, 2011	16,442,119	$20,552	$61,557	$(38,217)	$(3,967)	$39,925
Net loss for the period	—	—	—	(1,165)	—	(1,165)
Other comprehensive income, net of tax of $1,245	—	—	—	—	2,416	2,416
Balances, March 31, 2012	16,442,119	$20,552	$61,557	$(39,382)	$(1,551)	$41,176

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(1,165)	$(526)
Reconciliation of Net Loss to Net Cash (Used in) Provided by Operating Activities:
Investment securities accretion, net	(400)	(330)
Equity in trust	(1)	(1)
Depreciation and amortization	274	380
(Credit) provision loan and lease losses	(136)	1,744
Provision for off balance sheet commitments	(65)	(234)
Gain on sale of investment securities	(8)	—
Gain on the sale of loans held for sale	(243)	(175)
Gain on the sale of other real estate owned	(9)	(2,544)
(Recovery) write-down of other real estate owned	(26)	158
Gain on sale of other assets	—	(1)
Income from bank-owned life insurance	(185)	(196)
Proceeds from the sale of loans held for sale	8,739	11,900
Funds used to originate loans held for sale	(10,188)	(9,415)
(Decrease) increase in interest receivable	(109)	31
Decrease in refundable federal income taxes	—	(2)
(Increase) decrease in prepaid expenses and other assets	(240)	2,461
Increase in interest payable	591	282
Increase in accrued expenses and other liabilities	80	98
Net Cash (Used in) Provided by Operating Activities	(3,091)	3,630

Cash Flows from Investing Activities:
Investment Securities :
Proceeds from maturities, calls and principal payments	8,361	6,614
Purchases	(19,850)	—
Redemption of FHLB stock	420	515
Net increase in loans to customers	(8,583)	(1,384)
Proceeds from the sale of other real estate owned	1,106	5,513
Purchases of bank premises and equipment	(712)	(173)
Proceeds from the sale of bank premises and equipment	—	8
Net Cash (Used in) Provided by Investing Activities	(19,258)	11,093

Cash Flows from Financing Activities:
Net decrease in demand deposits, money market demand, interest-bearing demand accounts, and savings accounts	(55,037)	(14,429)
Net decrease in time deposits	(11,861)	(7,058)
Proceeds from FHLB advances	5,313	76,804
Repayment of FHLB advances	(8,988)	(72,620)
Repayment of other borrowed funds	—	(220)
Proceeds from issuance of common shares - dividend reinvestment plan	—	19
Net Cash Used in Financing Activities	(70,573)	(17,504)

Decrease in Cash and Cash Equivalents	(92,922)	(2,781)
Cash & Cash Equivalents at Beginning of Period	168,646	74,505
Cash & Cash Equivalents at end of period	$75,724	$71,724

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$1,982	$2,364
Income taxes	$25	$25
Other transactions:
Principal balance of loans transferred to OREO	239	2,104
Transfer from loans held for sale to other assets	95	947
Transfer from loans to other assets	—	790
Settlement of security recorded on trade date	5,120	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”).  All inter-company transactions and balances have been eliminated.  The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry.  In the opinion of management, all adjustments necessary to a fair presentation of the results for the quarterly period ended March 31, 2012 have been included.

In preparing these consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), security valuations, the evaluation of deferred income taxes and the impairment of securities and other real estate owned (“OREO”).  The current economic environment has increased the degree of uncertainty inherent in these material estimates.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements filed on Form 10-K.

Note 2.   New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, an update to ASC Topic 820 - Fair Value Measurement, results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  The amendments in ASU No. 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value.  ASU No. 2011-04 also requires additional disclosures about fair value measurements.  ASU No. 2011-04 is required to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this new guidance for the quarter ended March 31, 2012.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, the adoption did have an impact on the Company’s fair value disclosures.  See Note 7 for the disclosures required by the adoption of this new guidance.

ASU No. 2011-05, “Presentation of Comprehensive Income, an update to ASC Topic 220 - Comprehensive Income,” was issued to improve the comparability, consistency and transparency of financial reporting.  The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income.  ASU No. 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this new guidance for the quarter ended March 31, 2012.  Upon adoption of this new guidance the Company presents comprehensive income in a separate Statement of Comprehensive Income.

ASU No. 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” was issued in December 2011.  This update defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and were adopted for the quarter ended March 31, 2012.

Standards to be Adopted In Future Periods

ASU No. 2011-11, Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities” was issued in December 2011.  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update.  The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Federal Reserve Agreement. On November 24, 2010, the Company entered into the Agreement with the Reserve Bank. The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement include the following:

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

During the three months ended March 31, 2012, and the year ended December 31, 2011, the Company incurred approximately $131 thousand and $1.0 million, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company expects to continue to experience increased costs related to compliance with these regulatory agreements, primarily as a result of increased head count and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will decrease from the 2011 level, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  As of August 24, 2012, the Company and the Bank are restricted from paying any dividends without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets.  At March 31, 2012 and December 31, 2011, the Bank was not in compliance with these requirements.  The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at March 31, 2012 and December 31, 2011 are presented in the following table:

CAPITAL ANALYSIS

	March 31,	December 31,
(In thousands)	2012	2011
Company
Tier I Capital:
Total Tier I Capital	$51,949	$53,059
Tier II Capital:
Subordinated notes	25,000	25,000
Allowable portion of allowance for loan losses	9,878	9,823
Total Tier II Capital	34,878	34,823
Total Risk-Based Capital	$86,827	$87,882
Total Risk Weighted Assets	$779,084	$774,452

Bank
Tier I Capital:
Total Tier I Capital	$80,491	$80,976
Tier II Capital:
Allowable portion of allowance for loan losses	9,873	9,819
Total Tier II Capital	9,873	9,819
Total Risk-Based Capital	90,364	90,795
Total Risk Weighted Assets	$778,724	$774,097

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
At March 31, 2012	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$86,827	11.14%	$	>62,326	>8.00%	N/A	N/A
Bank	$90,364	11.60%	$	>62,298	>8.00%	$ >77,872	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$51,949	6.67%	$	>31,163	>4.00%	N/A	N/A
Bank	$80,491	10.34%	$	>31,149	>4.00%	$ >46,723	>6.00%

Tier I Capital (to Average Assets)
Company	$51,949	4.86%	$	>42,791	>4.00%	N/A	N/A
Bank	$80,491	7.53%	$	>42,777	>4.00%	$ >53,471	>5.00%

						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
At December 31, 2011	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$87,882	11.35%	$	>61,956	>8.00%	N/A	N/A
Bank	$90,795	11.73%	$	>61,928	>8.00%	$ >77,410	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$53,059	6.85%	$	>30,978	>4.00%	N/A	N/A
Bank	$80,976	10.46%	$	>30,964	>4.00%	$ >46,446	>6.00%

Tier I Capital (to Average Assets)
Company	$53,059	4.72%	$	>44,992	>4.00%	N/A	N/A
Bank	$80,976	7.20%	$	>44,978	>4.00%	$ >56,227	>5.00%

Note 4.  LOANS

Loans receivable, net, consists of the following at March 31, 2012 and December 31, 2011:

	March 31,	December
(In thousands)	2012	31, 2011
Residential real estate	$78,690	$80,056
Commercial real estate	255,317	256,508
Construction, land acquisition and development	38,174	33,450
Commercial and industrial loans	175,429	174,233
Consumer loans	113,952	111,778
State and political subdivisions	26,594	23,496
Total loans, gross	688,156	679,521
Unearned discount	(145)	(159)
Net deferred loan fees and costs	467	516
Allowance for loan and lease losses	(20,664)	(20,834)
Loans, net	$667,814	$659,044

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  See Note 9 to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans primarily for sale in the secondary market.  During the quarter ended March 31, 2012, the Company sold $8.5 million of one-to-four family mortgages.  The Company retains servicing rights on these mortgages.

The Company had $1.7 million and $94 thousand in loans held-for-sale at March 31, 2012 and December 31, 2011, respectively.  All loans held for sale are one-to-four family residential mortgage loans.

The Company does not have any lending programs commonly referred to as subprime lending.  Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

See Note 2 to the Company’s consolidated financial statements included in the 2011 Form 10-K for the risk characteristics related to the Company’s loan segments.

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

The following tables set forth activity in the ALLL, by loan type, for the three months ended March 31, 2012 and 2011.

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Three Months Ended March 31, 2012:
Allowance for loan losses:

Beginning Balance, January 1, 2012	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834
Charge-offs	(312)	(154)	—	—	(49)	(23)	(56)	—	(594)
Recoveries	19	317	21	—	125	68	10	—	560
Provisions (credits)	269	(573)	234	—	37	(114)	46	(35)	(136)
Ending Balance, March 31, 2012	$1,799	$10,741	$2,845	$16	$3,389	$733	$724	$417	$20,664

Three Months Ended March 31, 2011:
Allowance for loan losses:

Beginning Balance, January 1, 2011	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575
Charge-offs	(136)	(457)	(6)	—	(109)	(128)	(92)	—	(928)
Recoveries	7	13	706	—	74	38	1	—	839
Provisions	194	1,664	(247)	5	(161)	74	91	124	1,744
Ending Balance, March 31, 2011	$2,241	$10,860	$4,623	$16	$4,643	$581	$576	$690	$24,230

The following tables represent the allocation of the allowance for loan losses and the related loan by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2012 and December 31, 2011:

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$73	$530	$71	$—	$—	$—	$—	$—	$674
Collectively evaluated for impairment	1,726	10,211	2,774	16	3,389	733	724	417	19,990
Total	$1,799	$10,741	$2,845	$16	$3,389	$733	$724	$417	$20,664

Loans receivable:
individually evaluated for impairment	$3,091	$12,853	$2,967	$—	$3,676	$—	$31	$—	$22,618
collectively evaluated for impairment	75,599	242,464	35,207	42,270	129,483	66,939	46,982	26,594	665,538
Total	$78,690	$255,317	$38,174	$42,270	$133,159	$66,939	$47,013	$26,594	$688,156

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$65	$545	$91	$—	$—	$—	$—	$—	$701
Collectively evaluated for impairment	1,758	10,606	2,499	16	3,276	802	724	452	20,133
Total	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834

Loans receivable:
individually evaluated for impairment	$3,615	$13,012	$2,979	$—	$4,066	$—	$31	$—	$23,703
collectively evaluated for impairment	76,441	243,496	30,471	42,270	127,897	63,722	48,025	23,496	655,818
Total	$80,056	$256,508	$33,450	$42,270	$131,963	$63,722	$48,056	$23,496	$679,521

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

The following tables detail the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at March 31, 2012 and December 31, 2011.

Commercial Credit Quality Indicators

March 31, 2012

	Real Estate			Commercial & Industrial
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Installment / HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$18,881	$202,774	$21,687	$42,270	$119,262	$2,914	$26,561	$434,349
Special Mention	579	12,136	219	—	2,920	6	—	15,860
Substandard	2,484	40,407	14,142	—	5,109	145	33	62,320
Doubtful	—	—	—	—	—		—	—
Loss	—	—	—	—	—	—	—	—
Total Gross Loans Receivable	$21,944	$255,317	$36,048	$42,270	$127,291	$3,065	$26,594	$512,529

Commercial Credit Quality Indicators

December 31, 2011

	Real Estate			Commercial & Industrial
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Installment / HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$19,267	$198,730	$15,924	$42,270	$117,104	$2,489	$23,464	$419,248
Special Mention	313	12,908	256	—	3,690	288	—	17,455
Substandard	3,906	44,870	14,090	—	5,532	144	32	68,574
Doubtful	—	—	—	—	—		—	—
Loss	—	—	—	—	—		—	—
Total Gross Loans Receivable	$23,486	$256,508	$30,270	$42,270	$126,326	$2,921	$23,496	$505,277

Credit Quality Indicators — Other Loans

Residential, consumer and consumer and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools.  The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Accruing	Non-accruing		Accruing	Non- accruing
(in thousands)	Loans	Loans	Total	Loans	Loans	Total

Construction, Land Acquisition and Development - Residential	$2,126	$—	$2,126	3,180	—	$3,180
Residential Real Estate	55,215	1,531	56,746	55,112	1,458	56,570
Indirect Auto - Consumer	66,874	65	66,939	63,718	4	63,722
Indirect Auto - Commercial	5,868	—	5,868	5,637	—	5,637
Installment/HELOC	43,705	243	43,948	45,103	32	45,135
Total	$173,788	$1,839	$175,627	$172,750	$1,494	$174,244

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment in these non-accrual loans was $18.9 million and $19.9 million at March 31, 2012 and December 31, 2011, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.  Loans past due 90 days or more and still accruing interest were $142 thousand and $5 thousand at March 31, 2012 and December 31, 2011, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following table sets forth the detail, and delinquency status, of past due and non-accrual loans at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$74,197	$557	$272	$27	$75,053
Commercial Real Estate	243,054	2,154	1,281	—	246,489
Construction, Land Acquisition and Development	35,877	41	—	—	35,918
Total Real Estate	353,128	2,752	1,553	27	357,460

Commercial and Industrial
Solid Waste Landfills	42,270	—	—	—	42,270
Other	128,340	820	120	—	129,280
Total Commercial and Industrial	170,610	820	120	—	171,550

Consumer
Indirect Auto	66,183	569	122	—	66,874
Installment/HELOC	46,134	520	1	115	46,770
Total Consumer	112,317	1,089	123	115	113,644

State and Political Subdivisions	26,562	—	—	—	26,562

Totals	$662,617	$4,661	$1,796	$142	$669,216

	Non-Accruing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Real Estate
Residential Real Estate	$504	$898	$327	$1,908	$3,637
Commercial Real Estate	567	—	—	8,261	8,828
Construction, Land Acquisition and Development	—	—	—	2,256	2,256
Total Real Estate	1,071	898	327	12,425	14,721

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	3,701	51	—	127	3,879
Total Commercial and Industrial	3,701	51	—	127	3,879

Consumer
Indirect Auto	31	3	11	20	65
Installment/HELOC	—	—	—	243	243
Total Consumer	31	3	11	263	308

State and Political Subdivisions	—	—	—	32	32

Totals	$4,803	$952	$338	$12,847	$18,940

Total gross loans receivable	$667,420	$5,613	$2,134	$12,989	$688,156

Performing and Non-Performing Loan Delinquency Status

December 31, 2011

	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$74,379	$1,293	$248	$—	$75,920
Commercial Real Estate	243,873	2,381	1,235	—	247,489
Construction, Land Acquisition and Development	30,945	241	—	—	31,186
Total Real Estate	349,197	3,915	1,483	—	354,595

Commercial and Industrial
Solid Waste Landfills	42,270	—	—	—	42,270
Other	126,774	667	91	5	127,537
Total Commercial and Industrial	169,044	667	91	5	169,807

Consumer
Indirect Auto	62,753	845	120	—	63,718
Installment/HELOC	47,617	244	163	—	48,024
Total Consumer	110,370	1,089	283	—	111,742

State and Political Subdivisions	23,464	—	—	—	23,464
Totals	$652,075	$5,671	$1,857	$5	$659,608

	Non-Performing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Non-accrual Loans
Real Estate
Residential Real Estate	$1,994	$964	$94	$1,084	$4,136
Commercial Real Estate	291	220	—	8,508	9,019
Construction, Land Acquisition and Development	426	—	—	1,838	2,264
Total Real Estate	2,711	1,184	94	11,430	15,419

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	4,114	4	126	182	4,426
Total Commercial and Industrial	4,114	4	126	182	4,426

Consumer
Indirect Auto	—	—	—	4	4
Installment/HELOC	—	—	—	32	32
Total Consumer	—	—	—	36	36

State and Political Subdivisions	—	—	—	32	32
Total Non-accruing loans	$6,825	$1,188	$220	$11,680	$19,913

Total loans receivable	$658,900	$6,859	$2,077	$11,685	$679,521

The total recorded investment in impaired loans, which consists of non-accrual loans greater than $100,000 and performing TDRs, amounted to $22.6 million and $23.7 million at March 31, 2012 and December 31, 2011, respectively.  The related allowance on impaired loans was $0.7 million as of both March 31, 2012 and December 2011.

The following tables provide an analysis of the Company’s impaired loans as of March 31, 2012 and December 31, 2011:

Impaired Loans

March 31, 2012

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real Estate
Residential Real Estate	$1,179	$1,264	—
Commercial Real Estate	788	960	—
Construction, Land Acquisition and Development	2,055	5,384	—
Total Real Estate	4,022	7,608	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	3,676	4,373	—
Total Commercial and Industrial	3,676	4,373	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$7,729	$12,016	$—

With a Related Allowance Recorded:
Real Estate
Residential Real Estate	$1,912	$2,618	$73
Commercial Real Estate	12,065	13,889	530
Construction, Land Acquisition and Development	912	978	71
Total Real Estate	14,889	17,485	674

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	—	—	—
Total Commercial and Industrial	—	—	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$14,889	$17,485	$674

Total of impaired loans
Real Estate
Residential Real Estate	$3,091	$3,882	$73
Commercial Real Estate	12,853	14,849	530
Construction, Land Acquisition and Development	2,967	6,362	71
Total Real Estate	18,911	25,093	674

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	3,676	4,373	—
Total Commercial and Industrial	3,676	4,373	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—

Total Impaired Loans (1)	$22,618	$29,501	$674

(1)  Non-accrual loans with outstanding balances of less than $100 thousand are not considered for individual impairment evaluation and are accordingly not included in the table above. However, these loans are evaluated collectively as homogenous pools in the general allowance calculation under ASC Topic 310.  Total non-accrual loans with individual balances of less than $100 thousand equaled $2.0 million at March 31, 2012.

Impaired Loans

December 31, 2011

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real Estate
Residential Real Estate	$961	$1,097	$—
Commercial Real Estate	725	815	—
Construction, Land Acquisition and Development	2,058	5,387	—
Total Real Estate	3,744	7,299	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial	4,066	4,601	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$7,841	$11,935	$—

With a Related Allowance Recorded:
Real Estate
Residential Real Estate	$2,654	$3,274	$65
Commercial Real Estate	12,287	14,187	545
Construction, Land Acquisition and Development	921	984	91
Total Real Estate	15,862	18,445	701

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	—	—	—
Total Commercial and Industrial	—	—	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$15,862	$18,445	$701

Total of impaired loans
Real Estate
Residential Real Estate	$3,615	$4,371	$65
Commercial Real Estate	13,012	15,002	545
Construction, Land Acquisition and Development	2,979	6,371	91
Total Real Estate	19,606	25,744	701

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial	4,066	4,601	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total Impaired Loans (1)	$23,703	$30,380	$701

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

The following table presents by loan portfolio class, the average balance and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
	(in thousand)
Residential Real Estate	$3,353	$3	$2,957	$2
Commercial Real Estate	12,933	70	12,201	20
Construction, Land Acquisition and Development	2,973	12	8,846	2
Total Real Estate	19,259	85	24,004	24

Commercial and Industrial
Solid Waste Landfills	—	—	—	—
Other	3,871		5,605	5
Total Commercial and Industrial	3,871	—	5,605	5

Consumer
Indirect Auto	—	—	—	—
Installment/HELOC	31	—	180	—
Total Consumer	31	—	180	—

State and Political Subdivisions	—	—	—	—

Total Impaired Loans	$23,161	$85	$29,789	$29

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans for the quarter ended on March 31, 2012 and 2011 in accordance with their original terms approximated $405 thousand and $726 thousand, respectively.

Troubled Debt Restructured Loans

The book balance of troubled debt restructured loans (“TDRs”) at March 31, 2012 and December 31, 2011 was $10.1 million and $10.8 million, respectively.  The balances at March 31, 2012 included approximately $4.6 million of TDRs on non-accrual status and $5.5 million of TDRs on accrual status compared to $5.1 million of TDRs on non-accrual status and $5.7 million of TDRs in accrual status at December 31, 2011.  Approximately $134 thousand and $185 thousand in specific reserves have been established for these loans as of March 31, 2012 and December 31, 2011, respectively.

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

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Residential Real Estate	—	$—	$—	1	$175	$55
Construction, Land Acquisition and Development	1	39	39	1	83	83
Total New Troubled Debt Restructuring	1	$39	$39	2	$258	$138

The TDRs described above did not have any impact on the allowance for loan losses.

The following table shows the types of modifications made during the three months ended March 31, 2012 and 2011:

	Three months ended March 30, 2012				Three months ended March 30, 2011
			Construction,				Construction,
	Residential	Commercial	Land Acquisition and		Residential	Commercial	Land Acquisition and
(In thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification
Extension of Term	$—	$—	$39	$39	$—	$—	$83	$83
Extension of Term and Principal Forgiveness	—	—	—	—	55	—	—	55
Total TDRs	$—	$—	$39	$39	$55	$—	$83	$138

There were no TDRs which re-defaulted (defined as past due 90 days) during the three months ended March 31, 2012 and for which the payment re-default occurred within one year of the modification.  During the three months ended March 31, 2011 there was one Commercial Real Estate TDRs that re-defaulted in the amount of $145 thousand.

Note 5.  Other Real Estate Owned

The following schedule reflects a breakdown of OREO for the periods reviewed.

	March 31,	December 31,
(in thousands)	2012	2011

Land/Lots	$3,572	$4,443
Commercial Real Estate	1,696	1,695
Residential Real Estate	858	820
Total	$6,126	$6,958

The following table reflects the activity in of OREO for the three months ended March 31, 2012 and 2011:

	March 31,
(in thousands)	2012	2011

Balance, beginning of period	$6,958	$9,633
Additions	239	2,104
Recoveries / (write-downs)	26	(158)
Carrying value of OREO sold	(1,097)	(2,969)
Balance, end of period	$6,126	$8,610

The following table details the components of net expense of OREO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011
Insurance	$21	$1
Legal fees	33	31
Maintenance	16	1
Income from the operation of foreclosed properties	(4)	(6)
Professional Fees	11	25
Real estate taxes	98	333
Utilities	4	11
Other	25	13
Impairment charges (recoveries)	(26)	158
Total	$178	$567

Note 6.  Securities

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities available-for-sale at March 31, 2012 and December 31, 2011 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
March 31, 2012 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$5,851	$131	$—	$5,982
Obligations of state and political subdivisions	96,071	5,272	2,434	98,909
Collateralized mortgage obligations:				—
Government sponsored agency	6,942	406	3	7,345
Private Label	48,181	95	366	47,910
Residential mortgage-backed securities:
Government sponsored agency	29,145	1,238	—	30,383
Pooled Trust Preferred Senior Class	3,822	—	2,133	1,689
Pooled Trust Preferred Mezzanine Class	6,716	—	4,430	2,286
Corporate debt securities	500	—	121	379
Equity securities	1,010	—	5	1,005
Total available-for-sale securities	$198,238	$7,142	$9,492	$195,888

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
December 31, 2011 (in thousands)	cost	gains	losses	value
Obligations of U.S. government agencies	$7,893	$155	$—	$8,048
Obligations of state and political subdivisions	96,392	3,767	3,998	96,161
Collateralized mortgage obligations:
Government sponsored agency	8,093	380	5	8,468
Private Label	36,607	13	364	36,256
Residential mortgage-backed securities:
Government sponsored agency	30,426	967	—	31,393
Pooled Trust Preferred Senior Class	3,833	—	2,229	1,604
Pooled Trust Preferred Mezzanine Class	6,732	—	4,535	2,197
Corporate debt securities	500	—	158	342
Equity securities	1,010	—	4	1,006
Total securities available-for-sale	$191,486	$5,282	$11,293	$185,475

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s securities held-to-maturity at March 31, 2012 and December 31, 2011 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
March 31, 2012 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$2,119	$207	$—	$2,326

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2011 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$2,094	$151	$—	$2,245

At March 31, 2012 and December 31, 2011, securities with a carrying amount of $152.3 million and $173.7 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities at March 31, 2012 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	1,580	1,517	—	—
After Five Years through Ten Years	23,134	24,216	2,119	2,326
After Ten Years	88,246	83,512
Collateralized mortgage obligations	55,123	55,255	—	—
Mortgage-backed securities	29,145	30,383	—	—
Total	$197,228	$194,883	$2,119	$2,326

The Company did not sell any securities during the three months ended March 31, 2012 and 2011.  The Company recognized gains of $8 thousand and $0 on securities called during the three months ended March 31, 2012 and 2011, respectively.

The tables below indicate the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	7,559	239	16,461	2,195	24,020	2,434
Collateralized mortgage obligations
Government sponsored agency	747	3	—	—	747	3
Private label	34,944	366	—	—	34,944	366
Residential mortgage-backed securities
Government sponsored agency	—	—	—	—	—	—
Pooled Trust Preferred Senior Class	—	—	1,689	2,133	1,689	2,133
Pooled Trust Preferred Mezzanine Class	—	—	2,286	4,430	2,286	4,430
Corporate debt securities			379	121	379	121
Equity securities	995	5	—	—	995	5
Total	$44,245	$613	$20,815	$8,879	$65,060	$9,492

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	11,129	241	25,910	3,757	37,039	3,998
Collateralized mortgage obligations
Government sponsored agency	1,028	5	—	—	1,028	5
Private label	30,459	364	—	—	30,459	364
Residential mortgage-backed securities	—	—	—	—	—
Government sponsored agency	—	—	—	—	—	—
Pooled Trust Preferred Senior Class	—	—	1,604	2,229	1,604	2,229
Pooled Trust Preferred Mezzanine Class	—	—	2,197	4,535	2,197	4,535
Corporate debt securities	—	—	342	158	342	158
Equity securities	996	4			996	4
Total	$43,612	$614	$30,053	$10,679	$73,665	$11,293

At March 31, 2012, excluding pooled trust preferred securities (“PreTSLs”), 78 of the Company’s debt securities holdings having unrealized losses have depreciated 4.6% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations, and are considered investment grade.  Seventy-four percent (74%) of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, four of the Company’s PreTSLs having realized cumulative credit-related OTTI losses of $8.6 million and unrealized losses of $6.6 million, have depreciated 62.27% and 80.92% from their current amortized cost and face values, respectively.

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

Based on the Company’s evaluation at March 31, 2012, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At March 31, 2012, the amortized cost of our PreTSLs totaled $10.5 million with an estimated fair value of $4.0 million and is comprised of four securities, each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches and all possess credit ratings below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At March 31, 2012, three of these securities had no excess subordination and one had excess subordination, which was 14.24% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at March 31, 2012:

							Actual
						Current	Deferrals /
			Excess			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
	(in thousands)
PreTSL IX	$299,520	$320,838	$(21,318)	93.36%	N/A	34	31.90%	1.53%
PreTSL XI	388,465	438,163	(49,698)	88.66%	N/A	43	32.30%	1.86%
PreTSL XIX	470,831	534,746	(63,915)	88.05%	N/A	47	27.60%	1.38%
PreTSL XXVI	683,700	598,459	85,241	114.24%	14.24%	55	28.00%	1.44%

The following list details information for each of the Company’s PreTSLs at March 31, 2012 (in thousands):

					Moody’s /	Credit	Credit	Credit
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Impairment
Security	Class	Cost	Value	Gain (Loss)	Ratings	Quarter to Date	Year to Date	Cumulative
PreTSL IX	Mezzanine	$1,240	$541	$(699)	Ca / C	$—	$—	$1,680
PreTSL XI	Mezzanine	1,563	632	(931)	Ca / C	—	—	3,426
PreTSL XIX	Mezzanine	3,913	1,113	(2,800)	Ca / CC	—	—	3,262
PreTSL XXVI	Senior	3,822	1,689	(2,133)	B1 / CCC	—	—	251
Total		$10,538	$3,975	$(6,563)		$—	$—	$8,619

The Company’s PreTSLs are measured for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2012.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company performed a sensitivity analysis during the first quarter ended March 31, 2012 using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would not have resulted in a credit loss.  Credit losses could increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated discounted cash flows are greater than the securities’ carrying value, resulting in no impairment charges to earnings of accumulated other comprehensive income for the three months ended March 31, 2012.

The table below provides a cumulative roll forward of credit losses recognized:

(In thousands)	2012	2011
Beginning Balance January 1	$8,619	$22,598
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	—	—
Ending Balance, March 31	$8,619	$22,598

Investments in FHLB and FRB stock, which has limited marketability, are carried at cost totaled $9.2 million and $9.7 million at March 31, 2012 and December 31, 2011, respectively.  FRB stock of $1.3 million is included in Other Assets at March 31, 2012 and December 31, 2011.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at March 31, 2012.

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

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price.  The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume.  For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs).  If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs and the private label collateralized mortgage obligations (“PLCMOs”) in the Company’s securities portfolio are obtained from third-party service providers that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 6 of these financial statements.

At March 31, 2012, the Company owned PreTSLs having an amortized cost of $10.5 million.  The market for these securities at March 31, 2012 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 6, and the calculations used for fair value relates only to the discount rate used.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 6 including quantitative information about Level 3 inputs not described below.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs.  The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the methodologies described above.  The Company then applies a 10% discount rate to PreTSL XXVI, a 12% discount rate to PreTSL XIX, and a 15% discount rate to PreTSL IX and PreTSL XI to the expected cash flows to estimate fair value.

Changes to prepayment, default and discount rate assumptions will result in changes to the forecast cash flows and therefore changes to the fair values of the PreTSLs.  An increase in prepayment assumptions increases the valuation of PreTSL XXVI and decreases the valuation of the remaining PreTSLs.  The Company expects that an increase in default rates will decrease the fair value of the Company’s PreTSLs and a decrease in default rates will increase the fair value of these securities.  The Company expects that an increase in discount rates will decrease the fair value of these securities and a decrease in discount rates will increase the fair value of these securities.  The Company does not believe these unobservable inputs to be interrelated.

At March 31, 2012, the Company owned investment grade PLCMOs, having an amortized cost of $48.2 million.  PLCMOs are securitized products where payments from residential mortgage loans are pooled together and passed on to different classes of owners in various tranches.  The markets for such securities are generally characterized by a limited number of new issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants.  Although estimated prices can generally be obtained for such securities, the level of market observable assumptions used is severely limited in the valuation.  Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level.  Because of the inactivity in the markets and the lack of observable valuation inputs, the PLCMOs were valued by a third party specialist using a discounted cash flow approach and proprietary pricing model.  The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.  The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at March 31, 2012:

		Unobservable		Weighted
Security Type	Valuation Technique	Input	Range	Average
Private Label CMOs	Discounted cash flow	Prepayment rate	5.30% - 35.21%	10.93%
		Default rate	0.50% - 14.86%	7.11%
		Loss severity	23.61% - 75.17%	54.45%
		Discount rate	3.50% - 5.50%	4.14%

Changes to prepayment, default, loss severity, and discount rate assumptions will result in changes to the forecast cash flows and therefore changes to their fair values.  An increase in prepayment assumptions increases the valuation of those securities owned at a discount and decreases those owned at a premium.  The Company expects that an increase in default rates will decrease the fair value of the Company’s PLCMOs and a decrease in default rates will increase the fair value of the securities.  The Company expects that an increase in loss severity will decrease the fair value of these securities and a decrease in loss severity will increase the fair value of the Company’s PLCMOs.  The Company expects that an increase in discount rates will decrease the fair value of these securities and a decrease in discount rates will increase the fair value of these securities.   Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates.

At March 31, 2012, the Company owned three securities issued by state and political subdivisions having an amortized cost of $2.8 million that are valued using Level 3 inputs. Two of these securities, with an amortized cost of $1.2 million, had their ratings withdrawn by nationally recognized credit rating agencies. The third security with an amortized cost of $1.6 million was downgraded by several nationally recognized credit rating agencies during 2010.  As a result of the ratings withdrawals and downgrade, the market for these securities at March 31, 2012 is no longer active.  These securities were historically priced using Level 2 inputs.  The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for these investment securities at the measurement date.  Broker pricing and bid/ask spreads are very limited for these securities. The first two securities were valued based on similar nonrated Pennsylvania Sewer bonds adjusted for coupon and maturity. For the third security, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

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

Deposits

The fair value of demand deposits, savings deposits, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated based on discounted cash flows using FHLB advance rates currently offered for similar remaining maturities.

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

Assets measured at fair value on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

Fair Value Measurements at March 31, 2012

			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. Government Agencies	$5,982	$—	$5,982	$—
Obligations of political and state subdivisions	98,909	—	96,186	2,723
Government sponsored agency CMOs	7,345	—	7,345	—
Private label CMO	47,910	—	—	47,910
Residential mortgage backed securities	30,383	—	30,383	—
Pooled trust preferred senior class	1,689	—	—	1,689
Pooled trust preferred mezzanine class	2,286	—	—	2,286
Corporate debt securities	379	—	379	—
Equity securities	1,005	1,005	—	—
Total securities available-for-sale	$195,888	$1,005	$140,275	$54,608

Fair Value Measurements at December 31, 2011

			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$8,048	$—	$8,048	$—
Obligations of state and political subdivisions	96,161	—	93,350	2,811
Government sponsored agency CMO	8,468	—	8,468	—
Private label CMO	36,256	—	—	36,256
Residential mortgage-backed securities	31,393	—	31,393	—
Pooled trust preferred Senior Class	1,604	—	—	1,604
Pooled trust preferred Mezzanine Class	2,197	—	—	2,197
Corporate debt securities	342	—	342	—
Equity securities	1,006	1,006	—	—
Total securities available-for-sale	$185,475	$1,006	$141,601	$42,868

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2011	3,801	2,811	36,256	42,868
Amortization	—	—	(119)	(119)
Accretion	—	—	29	29
Payments received	(27)	(135)	(3,065)	(3,227)
Purchases	—	—	14,730	14,730
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	201	47	79	327
Balance at March 31, 2012	$3,975	$2,723	$47,910	$54,608

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Total
Balance at December 31, 2010	$3,069	$2,245	5,314
Accretion of discount	3	—	3
Paydowns	—	(130)	(130)
Total gains or losses (realized/unrealized):			—
Included in earnings	—	—	—
Included in other comprehensive income	271	—	271
Balance at March 31, 2011	$3,343	$2,115	$5,458

There were no transfers between levels within the fair value hierarchy during the periods ended March 31, 2012 and 2011.

Assets measured at fair value on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2012			December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
(in thousands)	(Level I)	(Level II)	(Level III)	(Level I)	(Level II)	(Level III)
Collaeral-dependent impaired loans (1)			$16,481			$12,555
Other real estate owned			986			5,212

(1)         Represents carrying value and related write-downs for which adjustments are based on appraised value.  Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal.  Such adjustments are based on management’s knowledge of the local real estate markets.

Collateral dependent impaired loans are classified as Level 3 assets and the estimated fair value of the collateral is based on independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.  Appraisals are adjusted by management for estimated costs to sell, which equals 10%, and is recorded through a valuation allowance.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged-off.  The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

Other real estate owned properties are recorded at the fair value based on independent appraisals, which generally include various Level 3 inputs which are not identifiable, less the estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, the balance might be subject to additional write-downs.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amounts in the table above represent the value of OREO properties at March 31, 2012 and December 31, 2011 that were subject to additional write-downs subsequent to foreclosure.

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

	Fair Value	March 31, 2012		December 31, 2011
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$75,724	$75,724	$168,646	$168,646
Securities	See previous table	198,007	198,214	187,569	187,720
FHLB and FRB Stock	Level 2	9,239	9,239	9,659	9,659
Loans, net	Level 3	667,814	673,245	659,044	661,833
Loans held for sale	Level 2	1,735	1,735	94	94
Accrued interest receivable	Level 2	2,661	2,661	2,552	2,552
Mortgage servicing rights	Level 3	771	1,153	777	1,185

Financial liabilities
Deposits - other than time	Level 1	493,590	493,590	548,627	548,627
Deposits - time	Level 2	396,648	403,435	408,509	415,611
Borrowed funds	Level 2	79,896	85,319	83,571	89,628
Accrued interest payable	Level 2	4,892	4,892	4,301	4,301

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

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
(in thousands, except share amounts)	2012	2011
Net loss	$(1,165)	$(526)

Basic weighted-average number of common shares outstanding	16,442,119	16,434,763
Plus: Common share equivalents	—	—
Diluted weighted-average number of common shares outstanding	16,442,119	16,434,763

Loss per common share:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)

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

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the three months ended March 31, 2012 and 2011.

	March 31,
(In thousands)	2012	2011
Outstanding at beginning of the year	$87,442	$92,217
New loans and advances	9,870	23,041
Repayments / reductions	(10,814)	(19,067)
Other*	—	(590)
Outstanding at end of period	$86,498	$95,601

*      “Other” represents loans to related parties that ceased being related parties during the period.

At March 31, 2012, loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements totaled $244 thousand.  Also, at March 31, 2012, loans in the amount of $677 thousand to directors, executive officers and their related parties were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

Included in related party loans is $6.2 million outstanding under a commercial line of credit (“line”) to a company owned by a director.  The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $2.5 million is outstanding.  The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2012 and December 31, 2011 amounted to $129.4 million and $146.8 million, respectively.  Interest paid on the deposits amounted to $81 thousand and $153 thousand for the three months ended on March 31, 2012 and 2011, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The Company recorded payments for these services of $217 thousand and $76 thousand for the three months ended on March 31, 2012 and 2011, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million at both March 31, 2012 and December 31, 2011, respectively.  There was no interest paid to directors on these notes for the three months ended on March 31, 2012 and 2011, respectively.  Interest accrued and unpaid on loans to directors totaled $1.4 million at March 31, 2012.

The Company leases its Honesdale branch from a related party.  Total lease payments were $2 thousand for both the three months ended on March 31, 2012 and 2011.

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

There was no compensation expense related to options under both the Stock Incentive Plan and the Directors’ Stock Plan for the three months ended March 31, 2012 and 2011.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

	Three months ended March 31,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	188,193	$12.62	222,616	$12.58
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	188,193	$12.62	222,616	$12.58
Options exercisable at March 31,	188,193	$12.62	222,616	$12.58

As of March 31, 2012, there was no unrecognized compensation expense.

Information pertaining to options outstanding at March 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.81 - $23.13	188,193	3.5	$12.62	188,193	$12.62

As of March 31, 2012, there was no aggregate intrinsic value of exercisable options.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Form 10-K for the year ended December 31, 2011.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

We are in the business of providing customary retail and commercial banking services to individuals and businesses.  Our core market is northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC (including this report and exhibits hereto), in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations.  Management has identified the policies on the Allowance for Loan and Lease Losses (“ALLL”), securities valuation, OREO, and the evaluation of deferred income tax and the impairment of securities to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The Company changed its policy for determining the ALLL effective for 2009.  The general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass”, “Special Mention” or “Substandard and Accruing” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge-offs of impaired loans.  Substandard loans on nonaccrual status are included in impaired loans.

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

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held-to-maturity or available-for-sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company did not recognize OTTI charges on securities for the three months ended March 31, 2012 and 2011 within the consolidated statements of operations.  See - “Securities” section below and Note 6 — “Securities” to the consolidated financial statements included in Item 1 hereof for information about our historical OTTI charges.

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

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2012 and December 31, 2011, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, an update to ASC Topic 820 - Fair Value Measurement, results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  The amendments in ASU No. 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value.  ASU No. 2011-04 also requires additional disclosures about fair value measurements.  ASU No. 2011-04 is required to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this new guidance for the quarter ended March 31, 2012.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, the adoption did have an impact on the Company’s fair value disclosures.  See Note 7 for the disclosures required by the adoption of this new guidance.

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

2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this new guidance for the quarter ended March 31, 2012.  Upon adoption of this new guidance the Company presents comprehensive income in a separate Statement of Comprehensive Income.

ASU No. 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” was issued in December 2011.  This update defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and were adopted for the quarter ended March 31, 2012.

Standards to be Adopted In Future Periods

ASU No. 2011-11, Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities” was issued in December 2011.  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update.  The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

The Company recorded a net loss of $1.2 million, or $(0.07) per diluted common share, an increase in net loss of $0.7 million compared to a net loss of $0.5 million or $(0.03) per diluted common share for the three month period ended March 31, 2011.  This increase in net loss was largely due to a $1.8 million decrease in interest income, and a $2.5 million decrease in total non-interest income, partially offset by a $1.7 million decrease in total interest expense and a $0.2 million decrease in non-interest expense.  The return on average equity was (2.79) % for the three months ended March 31, 2012, compared to (1.61) % for the three months ended March 31, 2011.   Return on average assets was (0.11) % for the three months ended March 31, 2012, compared to (0.05) % for three months ended March 31, 2011. Average equity to average assets was 3.91% and 2.84 % for the three months ended March 31, 2012  and 2011, respectively.  The Company did not pay any dividends during the three months ended March 31, 2012 and 2011, respectively.

Total assets decreased $73.8 million, or 6.7% to $1.03 billion, at March 31, 2012 as compared to $1.10 billion at December 31, 2011 primarily due to a $92.9 million decrease in cash and cash equivalents, and a $1.2 million decrease in other assets, partially offset by a $10.4 million increase in securities available-for-sale, a $1.6 million increase in loans held for sale, and an $8.8 million increase in net loans.

Total deposits decreased $66.9 million, or 7.0%, to $890.2 million at March 31, 2012 as compared to $957.1 million at December 31, 2011.  During the same period, demand deposits decreased by $2.8 million, or 2.1%, interest-bearing demand deposits decreased $54.9 million, or 16.8%, and total time deposits decreased by $11.9 million, or 2.9%.  These decreases were partially offset by a $2.6 million, or 3.0%, increase in savings deposits, during the same period.  Borrowed funds decreased by $3.7 million, or 4.4%, during the first three months of 2012 to $79.9 million from $83.6 million at December 31, 2011.  Other liabilities decreased by $5.1 million, or 28, 8%, mostly attributable to the settlement, in the quarter ended March 31, 2012, of the $5.2 million security the Company recorded on a trade date basis at December 31, 2011.

Total shareholders’ equity increased $1.3 million, or 3.1%, to $41.2 million at March 31, 2012 from $39.9 million at December 31, 2011.  The increase is primarily due to a $2.4 million reduction in accumulated other comprehensive loss for the three months ended March 31, 2012 partly offset by the net loss of $1.2 million for the same period.

Summary of Performance

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and as such is the primary determinant of profitability.  The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets.  The net interest margin was 3.20% for the three months ended March 31, 2012, an increase of 13 basis points compared to the same period in 2011.  This increase in the net interest margin was due to a decrease of 46 basis points in the tax equivalent yield on interest bearing liabilities partially offset by a decrease of 40 basis points in the tax equivalent yield on earning assets.  Rate spread, the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities shown on a fully tax equivalent basis was 3.09% for the three months ended March 31, 2012, an increase of 14 basis points versus the same period in 2011.

Net interest income on a tax equivalent basis was $7.9 million for the first quarter of 2012, a $0.4 million, or 5.4%, decrease from $8.3 million for the first quarter of 2011.  The decrease was due to lower yields earned on loans partially offset by a decrease in yields on interest-bearing liabilities and an increase in yield on investment securities.

Interest income on loans on a tax equivalent basis decreased $1.3 million for the three month period ended March 31, 2012 compared to the same period in 2011 primarily due to a 21 basis point decline in the tax equivalent yield on loans and a $78.5 million, or 10.3%, decrease in average loan balances.  The yield on loans was negatively affected by the payoffs of higher yielding loans which cannot be replaced in this low interest rate environment and lower loan demand caused by the continuing economic slowdown.  The decrease in average loans to $684.4 million at March 31, 2012 was primarily due to pay downs and transfers of foreclosed loans into other real estate owned (“OREO”).

Interest and dividend income on investment securities on a tax equivalent basis decreased by $711 thousand during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 primarily due to lower average balances partially offset by higher investment yields.  The $64.5 million, or 24.5%, decrease in average investments to $199.0 million at March 31, 2012 from $263.5 million at March 31, 2011 was primarily due to significant security sales during 2011.

Average interest-bearing deposits in other banks and federal funds sold increased by $57.1 million during the quarter ended March 31, 2012 as compared to the same quarter in 2011.  The increase in the average balance of interest-bearing deposits in other banks and federal funds sold was attributable to the Company increasing its holdings of liquid assets.

Average interest bearing liabilities totaled $887.1 million for the quarter ended March 31, 2012, a decrease of $129.6 million, or 12.7%, compared to the same period in 2011 primarily due to decreases in average borrowings and deposits.  Average interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased $24.5 million, $1.1 million, $3.6 million and $41.7 million, respectively. The Company continued to pursue the pricing strategy it implemented in 2011 to reduce its cost of funds and to concentrate deposit growth on short-term maturities.  The Company continued to reposition maturing longer term time deposits into short-term products, whenever possible, and allowed the residual to run-off.  The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 49, 21, 57, and 28 basis points respectively, from the same period in 2011. The average cost of interest-bearing deposits decreased by 46 basis points to 1.16% in the quarter ended March 31, 2012 from 1.62% for the same period in 2011.  The decrease in the rate on interest-bearing deposits was driven primarily by the pricing decreases that resulted from the Company’s pricing strategy and an overall decrease in market rates.

Average borrowings decreased $58.5 million, or 41.6%, as compared to the comparable quarter in the prior year.  The cost of borrowed funds increased by 86 basis points to 5.08% for the quarter ended March 31, 2012 as compared 4.22% for the same period in 2011.  The 86 basis point increase in the cost of borrowed funds for the quarter ended March 31, 2012 is primarily attributable to the repayment of maturing FHLB advances that were at lower rates, resulting in higher- rate borrowings becoming a larger percentage of total borrowings and an increase in the cost of borrowed funds.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the three month periods ended March 31, 2012 and 2011, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended March 31,			Three months ended March 31,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$649,062	7,381	4.55%	$723,968	$8,648	4.78%
Loans-tax free (4)	35,328	618	7.00%	38,931	674	6.93%
Total Loans (1)(2)	684,390	7,999	4.68%	762,899	$9,322	4.89%
Securities-taxable	118,614	919	3.10%	141,141	979	2.77%
Securities-tax free	80,356	1,485	7.39%	122,372	2,136	6.98%
Total Securities (1)(5)	198,970	2,404	4.83%	263,513	3,115	4.73%
Interest-bearing deposits in other banks and federal funds sold	102,114	56	0.22%	45,034	26	0.23%
Total Earning Assets	985,474	10,459	4.25%	1,071,446	12,463	4.65%
Non-earning assets	103,273			105,736
Allowance for loan and lease losses	(21,077)			(22,927)
Total Assets	$1,067,670			$1,154,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	316,234	183	0.23%	340,697	$612	0.72%
Savings deposits	88,696	46	0.21%	89,879	95	0.42%
Time deposits over $100,000	189,065	415	0.88%	192,736	698	1.45%
Other time deposits	211,089	888	1.68%	252,844	1,241	1.96%
Total Interest-bearing Deposits	805,084	1,532	0.76%	876,156	2,646	1.21%
Borrowed funds and other interest-bearing liabilities	82,008	1,041	5.08%	140,530	1,482	4.22%
Total Interest-Bearing Liabilities	887,092	2,573	1.16%	1,016,686	4,128	1.62%
Demand deposits	120,944			88,995
Other liabilities	17,885			15,846
Shareholders’ equity	41,749			32,728
Total Liabilities and Shareholders Equity	$1,067,670			$1,154,255
Net Interest Income/Interest Rate Spread (6)		7,886	3.09%		8,335	2.95%
Tax equivalent adjustment		(715)			(955)
Net interest income as reported		$7,171			$7,380

Net Interest Margin (7)			3.20%			3.07%

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

	March 31,
	2012 vs. 2011
	Increase (Decrease)
		Due to
	Due to	Change in	Total
(in thousands)	Volume	Rate	Change
Interest Income:
Loans - taxable	$(865)	$(402)	$(1,267)
Loans - tax free	(63)	7	(56)
Total loans	(928)	(395)	(1,323)
Securities - taxable	(167)	107	(60)
Securities - tax free	(770)	119	(651)
Total securities	(937)	226	(711)
Interest-bearing deposits in other banks and federal funds sold	31	(1)	30
Total interest income	(1,834)	(170)	(2,004)

Interest Expense:
Interest-bearing demand deposits	(41)	(388)	(429)
Savings deposits	(1)	(48)	(49)
Time deposits over $100,000	(13)	(270)	(283)
Other time deposits	(189)	(164)	(353)
Total interest-bearing deposits	(244)	(870)	(1,114)
Borrowed funds and other interest-bearing liabilities	(702)	261	(441)
Total interest expense	(946)	(609)	(1,555)
Net Interest Income	$(888)	$439	$(449)

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

The Company recorded a $136 thousand credit for loan and lease losses for the three month period ended March 31, 2012, compared to a $1.7 million provision for the three months ended March 31, 2011.  The $1.8 million reduction in the provision is attributable to the reduction in the number and volume of adversely classified loans, an improvement in the Company’s historical loss factors, a $68.8 million or 9.1%, reduction in total loans outstanding and a $32.8 million or 46.2%, reduction in construction, land acquisition and development loans at March 31, 2012 compared to March 31, 2011, respectively.  Construction, land acquisition and development loans have had a higher impact on the Company’s historical loss factors.

Non-interest Income

The Company recorded total non-interest income of $1.5 million for the three months ended March 31, 2012, a decrease of $2.5 million from the $4.0 million earned during the comparable period in 2011.  The decrease was due to a $2.5 million decrease in the gain on the sale of other real estate owned.

Non-interest Expense

Non-interest expense was $9.9 million for the three month period ended March 31, 2012, compared to $10.1 million for the same period in 2011.  The $0.2 million decrease for the three months ended March 31, 2012 was primarily due to a $708 thousand decrease in professional fees attributable to reduced regulatory compliance expenses, a $389 thousand decrease in other real estate expense, and a $189 thousand decrease in FDIC assessment.  These decreases were partially offset by a $623 increase in legal expenses, a $242 thousand increase in salary and employee benefits, a $169 increase in the provision for off-balance sheet commitments, and a $139 thousand increase in insurance expense.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the quarters ended March 31, 2012 and 2011.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009.

FINANCIAL CONDITION

Assets

Total assets were $1.03 billion at March 31, 2012, a decrease of $73.8 million, or 6.7%, from $1.10 billion at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents decreased $92.9 million, or 55.1% during the three months ended March 31, 2012 to $75.7 million.  The decrease is primarily the result of a $66.9 million decrease in total deposits which was the result of the Company repositioning maturing longer term time deposits into short-term products, whenever possible, and allowing the residual to run-off.  The Company also purchased $19.9 million of securities during the three months ended March 31, 2012.  The Company did not pay any dividends during the quarter ended March 31, 2012 as it suspended paying dividends to conserve capital and comply with regulatory requirements.

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

At March 31, 2012, the Company’s investment portfolio was comprised of U.S Government agency securities, taxable and tax-exempt obligations of states and political subdivisions, government sponsored agency and private label collateralized mortgage obligations (“CMOs”), pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”), and insurance companies, corporate debt, and equity securities.

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

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	March 31,	December 31,
(in thousands)	2012	2011
Obligations of U.S. government agencies	$5,982	$8,048
Obligation of state and political subdivisions	101,028	98,255
Collateralized mortgage obligations
Government sponsored agency	7,345	8,468
Private label	47,910	36,256
Residential mortgage-backed securities
Government sponsored agency	30,383	31,393
Pooled trust preferred senior class	1,689	1,604
Pooled trust preferred mezzanine class	2,286	2,197
Corporate debt securities	379	342
Equity securities	1,005	1,006
Total	$198,007	$187,569

There were no single issuers with an aggregate book value which exceeded ten percent (10%) of total shareholders’ equity.

The following table sets forth the maturities of available-for-sale and held-to-maturity securities, based on book value, at March 31, 2012 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—
Yield
Obligations of U.S. government agencies				5,982			5,982
Yield				3.35%			3.35%
Obligations of state and political subdivisions (1)		1,517	24,217	73,175			98,909
Yield		6.15%	4.77%	6.11%			6.28%
Corporate debt securities				379			379
Yield				1.19%			1.19%
CMOs:
Government sponsored agencies					7,345		7,345
Yield					4.20%		4.20%
Private label					47,910		47,910
Yield					3.96%		3.96%
Residential mortgage-backed securities:
Government sponsored agencies					30,383		30,383
Yield					3.20%		3.20%
Pooled Trust Preferred Senior Class				1,689			1,689
Yield				0.00%			0.00%
Pooled Trust Preferred Mezzanine Class				2,286			2,286
Yield				0.00%			0.00%
Equity securities (2)						1,005	1,005
Yield						4.37%	4.37%
Total available-for-sale maturities	$—	$1,517	$24,217	$83,511	$85,638	$1,005	$195,888
Weighted yield	0.00%	6.15%	4.77%	6.36%	3.72%	4.37%	5.00%

Held-to-maturity securities
Obligations of state and political subdivisions			2,119				2,119
Yield			7.24%				7.24%
Total held-to-maturity securities	$—	$—	$2,119	$—	$—	$—	$2,119
Weighted yield	0.00%	0.00%	7.24%	0.00%	0.00%	0.00%	7.24%

(1) Yields on state and municipal securities have been adjusted to a tax equivalent yields using a 34% federal income tax rate.

(2) Yield represents actual return for the three months ended March 31, 2012.

Other-Than-Temporary Impairment (“OTTI”)

The Company tests its securities for OTTI using authoritative guidance.  Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then any losses considered to be other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

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

Based on the Company’s evaluation at March 31, 2012, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary.  The Company’s estimate of discounted cash flows it expects to receive are greater than the securities’ carrying value, resulting in no impairment charges to earnings for the three months ended March 31, 2012.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At March 31, 2012, the amortized cost of our PreTSLs totaled $10.5 million with an estimated fair value of $4.0 million and is comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies. The Company holds one senior tranche and three mezzanine tranches.  All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At March 31, 2012, three of these securities had no excess subordination and one had excess subordination of 14.24% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at March 31, 2012:

							Actual
						Current	Deferrals /
			Excess			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
	(in thousands)
PreTSL IX	$299,520	$320,838	$(21,318)	93.36%	N/A	34	31.90%	1.53%
PreTSL XI	388,465	438,163	(49,698)	88.66%	N/A	43	32.30%	1.86%
PreTSL XIX	470,831	534,746	(63,915)	88.05%	N/A	47	27.60%	1.38%
PreTSL XXVI	683,700	598,459	85,241	114.24%	14.24%	55	28.00%	1.44%

The following list details information for each of the Company’s PreTSLs at March 31, 2011:

					Moody’s /	Credit	Credit	Credit
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Impairment
Security	Class	Cost	Value	Gain (Loss)	Ratings	Quarter to Date	Year to Date	Cumulative
	(in thousands)
PreTSL IX	Mezzanine	$1,240	$541	$(699)	Ca / C	$—	$—	$1,680
PreTSL XI	Mezzanine	1,563	632	(931)	Ca / C	—	—	3,426
PreTSL XIX	Mezzanine	3,913	1,113	(2,800)	Ca / CC	—	—	3,262
PreTSL XXVI	Senior	3,822	1,689	(2,133)	B1 / CCC	—	—	251
Total		$10,538	$3,975	$(6,563)		$—	$—	$8,619

The Company’s PreTSLs are evaluated for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2012.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

•                  Each issuer in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments thus far are assumed to default immediately.  A zero percent projected recovery rate is applied to both deferring and defaulted issuers.  The probability of default is updated quarterly based upon changes in the creditworthiness of each underlying issuer.  Timing of defaults and deferrals has a substantial impact on each valuation.  As a result of this analysis, each issuer is assigned an expected default rate specific to that issuer.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared and the Company is operating in an environment which makes early redemption of these instruments unlikely.  Accordingly, the Company has assumed zero prepayments when modeling the cash flows of these securities.  The Company will reevaluate its prepayment assumptions from time to time as appropriate.  The Company performed a sensitivity analysis during the first quarter ended March 31, 2012 using 1% and 3% prepayment assumptions.  As a result of this analysis, the Company determined that employing a 1% and a 3% prepayment assumption rather than assuming zero prepayments would not have resulted in a credit loss.  Credit losses could increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess subordination that would be available to absorb expected losses.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities.  While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities, and issuers are evaluated and stressed to determine cash flow.  These include but are not limited to the interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility. Issuer level credit considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment.  Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny.  The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated discounted cash flows are greater than the securities’ carrying value, resulting in no impairment charges to earnings or other comprehensive income for the three months ended March 31, 2012.

The table below provides a roll forward of cumulative credit losses recognized:

(In thousands)	2012	2011
Beginning Balance January 1	$8,619	$22,598
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	—	—
Ending Balance, March 31,	$8,619	$22,598

Investments in FHLB and FRB stock, which has limited marketability, are carried at cost $9.2 million and $9.7 million at March 31, 2012 and December 31, 2011, respectively.  FRB stock of $1.3 million is included in Other Assets at March 31, 2012 and December 31, 2011.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at March 31, 2012.

Loans

Net loans increased $8.8 million, or 1.3%, to $667.8 million at March 31, 2012 from $659.0 million as of December 31, 2011.  Net loans represented 64.9% of total assets at March 31, 2012, compared to 59.8% at December 31, 2011.  Historically, commercial lending activities have represented a significant portion of the Company’s loan activities.  This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, construction, land acquisition and development, residential real estate and home equity loans, increased by $711 thousand, or 0.2% to $417.4 million at March 31, 2012, from $416.7 million at December 31, 2011.  Real estate secured loans as a percentage of total gross loans have decreased from 61.3% at December 31, 2011 to 60.7% of the loan portfolio at March 31, 2012.

Commercial and industrial loans increased $1.2 million, or 0.7%, during the quarter from $174.2 million at December 31, 2011 to $175.4 at March 31, 2012.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The increase was primarily due to loan originations.  Loans secured by commercial real estate decreased $1.2 million, or 0.5%, from $256.5 million at December 31, 2011 to $255.3 million at March 31, 2012.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans was primarily attributable to loan pay downs.  Construction, land acquisition and development loans increased $4.7 million, or 14.1%, during the quarter from $33.5 million at December 31, 2011 to $38.2 million at March 31, 2012.  The increase in construction land acquisition and development loans was primarily attributable to originations and an increase in lending in this segment related to commercial real estate construction versus land developments.

Residential real estate loans totaled $78.7 million at March 31, 2012.  This represents a decrease of $1.4 million, or 1.7%, from $80.1 million at December 31, 2011.  The components of residential real estate loans include fixed and variable rate mortgage loans.  The decrease was primarily attributable to loan pay downs.  The Company continues to adhere to a philosophy of underwriting fixed rate purchase and refinance residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.

Consumer loans increased $2.2 million during the quarter, or 1.9%, from $111.8 million at December 31, 2011 to $114.0 million at March 31, 2012.  The increase was attributable to new loan originations.

Loans to states and political subdivisions totaled $26.6 million at March 31, 2012, an increase of $3.1 million, or 13.2%, from $23.5 million at December 31, 2011.  The increase was attributable to new loan originations.

Details regarding the loan portfolio are as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Residential real estate	$78,690	$80,056
Commercial real estate	255,317	256,508
Construction, land acquisition and development	38,174	33,450
Commercial and industrial	175,429	174,233
Consumer	113,952	111,778
State and political subdivisions	26,594	23,496
Total loans, gross	688,156	679,521
Unearned discount	(145)	(159)
Net deferred loan fees and costs	467	516
Allowance for loan and lease losses	(20,664)	(20,834)
Loans, net	$667,814	$659,044

Loan Concentrations:  At March 31, 2012 and December 31, 2011, the Company’s loan portfolio was concentrated in the following industries.  All loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Bank.

	March 31, 2012		December 31, 2011
(In thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans

Land subdivision	$19,934	2.90%	$19,626	2.89%
Shopping centers/complexes	18,490	2.69%	18,722	2.76%
Gas stations	15,376	2.23%	17,118	2.52%
Office complexes/units	15,977	2.32%	16,091	2.37%
Solid waste landfills	42,270	6.14%	42,270	6.22%

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

The following table reflects non-performing loans (including non-performing TDRs) OREO and performing TDRs at the dates noted:

	March 31,	December 31,
(in thousands)	2012	2011

Non-accrual loans	$18,940	$19,913
Loans past due 90 days or more and still accruing	142	5
Total Non-Performing Loans	19,082	19,918
Other Real Estate Owned	6,162	6,958
Total Non-Performing Loans and OREO	25,244	26,876
Performing TDRs	5,471	5,680
Non-performing loans as a percentage of gross loans	2.77%	2.93%

The average balance of impaired loans was $23.2 million and $29.8 million for the three months ended March 31, 2012 and 2011, respectively.  The Company recorded $85 thousand and $29 thousand of interest income on impaired loans for the three months ended March 31, 2012 and 2011, respectively.

In the first three months of 2012, total non-performing assets decreased $1.7 million, or 6.1%, from $26.9 million at December 31, 2011 to $25.2 million at March 31, 2012 equally attributed to the decline in the OREO inventory and non-accrual loans.  Non-performing assets represented 62.7% of shareholders’ equity at March 31, 2012, as compared to 65.3% of shareholders’ equity at December 31, 2011.  The decrease in non-performing assets as a percentage of shareholders’ equity is driven by the reduction of both the Company’s total non-performing assets and it’s accumulated other comprehensive loss.

Changes in non-performing loans for the period indicated is as follows:

	March 31,
(in thousands)	2012	2011
Balance at January 1,	$19,913	$28,366
Newly placed on non-accrual	941	7,568
Loans past due 90 days or more and still accruing	142	225
Transferred to OREO	(239)	(2,104)
Additional charge-offs	(188)	(861)
Loan payments	(1,487)	—
Loans sold	—	(4,727)

Balance at March 31,	$19,082	$28,467

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

During the three months ended March 31, 2011, a land development loan secured by a residential subdivision in the amount of $2.2 million and a participation in an out or area real estate bridge loan which was secured by real estate in the amount of $2.5 million were sold.

The additional interest income that would have been earned on non-accrual and restructured loans for the quarter ended on March 31, 2012 and 2011 in accordance with their original terms approximated $405 thousand and $726 thousand, respectively.

The following table outlines delinquency within the Company’s loan portfolio.

	March 31, 2012	December 31, 2011
Accruing:
30-59 days	0.68%	0.83%
60-89 days	0.26%	0.27%
90 + days	0.02%	0.00%
Non-Accrual	2.75%	2.93%
Total Delinquencies	3.71%	4.03%

The decrease in total delinquencies as a percentage of gross loans at March 31, 2012 was primarily due to the more rigorous collections of non-performing loans.  Delinquencies for accruing loans decreased from $7.5 million at December 31, 2011 to $6.6 million at March 31, 2012, primarily due to a decrease in residential real estate loans that were 30 — 89 days past due.  In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

At March 31, 2012, the Company’s ratio of non-performing loans to total gross loans remained relatively constant at 2.8% compared to 2.9% reported as of December 31, 2011.

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

The Company’s ALLL consists of both specific and general components.  At March 31, 2012, the ALLL that related to impaired loans was $0.7 million, or 3.3% of the total ALLL.  The ALLL also included a general allocation of $20.0 million, which represented 96.7% of the total ALLL of $20.7 million.  The ratio of the ALLL to total gross loans at March 31, 2012 and December 31, 2011 was 3.00% and 3.07%, respectively, based on total loans of $688.1 million and $679.5 million, respectively.

The following table presents an allocation of the ALLL and percent of loans in each category at March 31, 2012 and December 31, 2011:

Allocation of the Allowance for Loan Losses

(in thousands)

	March 31, 2012		December 31, 2011
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,799	11.44%	$1,823	7.81%
Commercial real estate	10,741	37.13%	11,151	37.64%
Construction, land acquisition and development	2,845	5.55%	2,590	4.45%
Commercial and industrial	3,405	25.32%	3,292	24.80%
Consumer	1,457	16.70%	1,526	21.84%
State and political subdivision	417	3.86%	452	3.46%
Total	$20,664	100.00%	$20,834	100.00%

The following table presents an analysis of ALLL for the three months ended March 31, 2012 and 2011.

	For the three months
(in thousands)	2012	2011

Balance at beginning of period	20,834	22,575

(Credit) provision for loan losses	(136)	1,744

Charge-offs:
Residential real estate	(312)	(136)
Commercial real estate	(154)	(457)
Construction land acquisition and development	—	(6)
Commercial and industrial	(49)	(109)
Consumer	(79)	(220)
State and political subdivisions	—	—
Total charge-offs	(594)	(928)

Recoveries:
Residential real estate	19	7
Commercial real estate	317	13
Construction land acquisition and development	21	706
Commercial & industrial	125	74
Consumer	78	39
State and political subdivisions	—	—
Total recoveries	560	839

Net charge-offs	(34)	(89)
Balance at end of period	$20,664	$24,230

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.00%	0.01%

Allowance for loan and lease losses as a percentage of gross loans at March 31	3.00%	3.20%

Other Real Estate Owned

OREO totaled $6.1 million at March 31, 2012, which is a decrease of $0.8 million, from $6.9 million at December 31, 2011.  At March 31, 2012, OREO consisted of twenty-nine properties as compared to twenty-eight properties at December 31, 2011.  Eight of the properties held in OREO at March 31, 2012 totaled $4.7 million and represented 70.4% of the total.  Included in OREO are six properties totaling $880 thousand, or 13.1%, of OREO, located outside of the Company’s general market area.  Additionally, $5.2 million, or 77.2%, of OREO is in the Pocono region located within the Company’s primary market area that has been hit particularly hard during the recent economic downturn.

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

The following schedule reflects the roll forward of OREO:

	March 31,	March 31,
(in thousands)	2012	2011
Balance, beginning of period	$6,958	$9,633
Additions	239	2,104
Recoveries / (write-downs)	26	(158)
Carrying value of OREO sold	(1,097)	(2,969)
Balance, end of period	$6,126	$8,610

The following schedule reflects a breakdown of OREO for the periods reviewed:

	March 31,	December 31,
(in thousands)	2012	2011
Land / Lots	$3,572	$4,443
Commercial Real Estate	1,696	1,695
Residential Real Estate	858	820
Total Other Real Estate Owned	$6,126	$6,958

The Company foreclosed on one property during the three months ended March 31, 2012.  The expenses related to maintaining OREO and the subsequent write down of the values related to declines in value since foreclosure amounted to $178 thousand for the three months ended March 31, 2012, compared to $567 thousand for the same period in 2011.

Liabilities

Total liabilities were $987.6 million at March 31, 2012, a decrease of $75.1 million, or 7.1%, from $1.06 billion at December 31, 2011. Deposit liabilities decreased $66.9 million, or 7.0%, to $890.2 million at March 31, 2012 as compared to $957.1 million at December 31, 2011.  During the same period demand deposits decreased by $2.8 million, or 2.1%, interest-bearing demand deposits decreased $54.9 million, or 16.8%, and total time deposits decreased by $11.9 million, or 3.0%.  These decreases were partially offset by a $2.6 million, or 3.0%, increase in savings deposits, during the same period.  The Company continued to pursue the pricing strategy it implemented in 2011 to reduce its cost of funds and to concentrate deposit growth on short-term maturities.  The Company continued to reposition maturing longer term time deposits into short-term products, whenever possible, and allowed the residual to run-off.  Borrowed funds decreased by $3.7 million, or 4.4%, during the first three months of 2012 to $79.9 million from $83.6 million at December 31, 2011.

Equity

Total shareholders’ equity increased $1.3 million, or 3.1%, to $41.2 million at March 31, 2012 from $39.9 million at December 31, 2011.  The increase is primarily due to a $2.4 million reduction in accumulated other comprehensive loss for the three months ended March 31, 2012, partly offset by the net loss of $1.2 million for the same period.  The decrease in accumulated other comprehensive loss was primarily attributed to the stabilization in the fair value of securities held in the available-for-sale portfolio.  Book value per common share was $2.50 at March 31, 2012 compared to $2.43 at December 31, 2011.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks and federal funds sold) are the Company’s most liquid assets.  At March 31, 2012, cash and cash equivalents totaled $75.7 million, a decrease of $92.9 million from $168.6 million at December 31, 2011.  Investing activities utilized $19.3 million, operating activities utilized $3.1 million and financing activities utilized $70.6 million of cash and cash equivalents during the quarter.  The cash flows used by investing activities were largely attributable to purchases of investment securities totaling $19.9 million.  The $70.6 million used by financing activities was primarily attributed to a $55.0 million decreases in demand deposits and savings accounts, and a $11.9 million decrease in time deposits, and $3.7 million of net repayments of FHLB borrowings.  The funds used by operating activities pertain to a decrease in accrued expenses and interest in loans held for sale.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities.  The fair value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2012. Various estimates regarding prepayment assumptions are made at each level of rate shock.  However, prepayment penalty income is excluded from this analysis.  Actual results could differ significantly from these estimates.

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2012 remained constant.  The impact of the rate movements were developed by simulating the effect of an immediate rate shock from the March 31, 2012 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	4.50%	(8.21)%

Economic value at risk:
Percent change in economic value of equity	(2.45)%	9.45%

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our consolidated financial statements or are recorded in amounts that differ from the notional amounts.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used for general corporate purposes and for customer needs.  Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital.  Customer transactions are used to manage customers’ requests for funding.

For the three months ended March 31, 2012, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first three months of 2012.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2011.

Item 4 — Controls and Procedures

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that, as of December 31, 2011, it had identified a material weakness in its internal control over the financial close process as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  While the Company made progress in remediating the deficiencies in its internal controls over financial reporting relating to the weaknesses noted in its 2011 Annual Report, all actions were not fully implemented and there was an insufficient period of time to determine whether those processes that were implemented were operating effectively as of March 31, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinements. Except for refinements necessary to correct the deficiencies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, there have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K for the year ending December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 — Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 — Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q as filed on April 6, 2012 is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: August 24, 2012	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: August 24, 2012	By:	/s/ Edward J. Lipkus
Edward J. Lipkus
Chief Financial Officer
Principal Accounting Officer