Form 10-Q
period 2012-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-08-24
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$22,363	$18,956
Interest-bearing deposits in other banks	70,397	149,690
Total cash and cash equivalents	92,760	168,646
Securities
Available-for-sale, at fair value	186,807	185,475
Held-to-maturity, at amortized cost (fair value $2,388 and $2,245)	2,145	2,094
Stock in Federal Home Loan Bank of Pittsburgh, at cost	7,580	8,399
Loans held for sale	—	94
Loans, net of allowance for loan and lease losses of $19,600 and $20,834	603,053	659,044
Bank premises and equipment, net	19,340	18,846
Accrued interest receivable	2,308	2,552
Refundable federal income taxes	11,612	11,612
Intangible assets	715	797
Bank-owned life insurance	27,122	26,769
Other real estate owned	5,302	6,958
Other assets	9,001	11,353
Total Assets	$967,745	$1,102,639

Liabilities
Deposits:
Demand	$139,447	$134,016
Interest-bearing demand	259,154	326,899
Savings	90,596	87,712
Time ($100,000 and over)	159,401	199,790
Other time	188,101	208,719
Total deposits	836,699	957,136
Borrowed funds:
FHLB advances	36,001	48,261
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	71,311	83,571
Accrued interest payable	5,288	4,301
Other liabilities	13,136	17,706
Total liabilities	926,434	1,062,714

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of June 30, 2012 and December 31, 2011
Issued and outstanding: 16,442,119 shares as of June 30, 2012 and 16,442,119 shares as of December 31, 2011	20,552	20,552
Additional paid-in capital	61,557	61,557
Accumulated deficit	(40,349)	(38,217)
Accumulated other comprehensive loss
Unrealized holding gain on available-for-sale securities, net of taxes	3,870	497
Unrealized non-credit holding loss on OTTI available-for-sale securities, net	(4,319)	(4,464)
Total accumulated other comprehensive loss, net of taxes	(449)	(3,967)
Total shareholders’ equity	41,311	39,925
Total Liabilities and Shareholders’ Equity	$967,745	$1,102,639

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2012	2011	2012	2011
Interest income
Interest and fees on loans	$7,529	$8,943	$15,318	$18,036
Interest and dividends on securities
U.S. government agencies	476	827	1,231	1,749
State and political subdivisions, tax-free	1,007	1,406	1,963	2,816
State and political subdivisions, taxable	95	13	249	26
Other securities	273	58	307	102
Total interest and dividends on securities	1,851	2,304	3,750	4,693
Interest on interest-bearing deposits and federal funds sold	44	36	100	62
Total interest income	9,424	11,283	19,168	22,791
Interest expense
Deposits
Interest-bearing demand	157	539	340	1,151
Savings	44	87	90	182
Time ($100,000 and over)	385	664	800	1,362
Other time	791	1,167	1,679	2,408
Total interest on deposits	1,377	2,457	2,909	5,103
Interest on borrowed funds
Interest on FHLB advances	340	797	754	1,666
Interest on subordinated debentures	569	569	1,138	1,131
Interest on junior subordinated debentures	57	51	115	102
Total interest on borrowed funds	966	1,417	2,007	2,899
Total interest expense	2,343	3,874	4,916	8,002
Net interest income before (credit) provision for loan and lease losses	7,081	7,409	14,252	14,789
(Credit) provision for loan and lease losses	(280)	765	(416)	2,509
Net interest income after (credit) provision for loan and lease losses	7,361	6,644	14,668	12,280
Non-interest income
Deposit service charges	756	783	1,493	1,510
Net gain on the sale of securities	—	2,302	8	2,302
Gross other-than-temporary impairment (“OTTI”) gains (losses)	(117)	(479)	57	(209)
Portion of (gain) loss recognized in OCI (before taxes)	21	130	(153)	(140)
Other-than-temporary-impairment losses recognized in earnings	(96)	(349)	(96)	(349)
Net gain on the sale of loans held for sale	247	123	490	298
Net gain on the sale of other real estate owned	145	23	154	2,567
Net gain on the sale of other assets	—	19	—	20
Loan-related fees	125	182	249	359
Income on bank-owned life insurance	168	199	353	395
Other	199	175	343	337
Total non-interest income	1,544	3,457	2,994	7,439
Non-interest expense
Salaries and employee benefits	3,621	3,459	7,259	6,855
Occupancy expense	501	821	1,099	1,498
Equipment expense	446	409	866	794
Advertising expense	140	182	288	343
Data processing expense	596	518	1,070	1,019
FDIC assessment	603	587	1,203	1,376
Bank shares tax	275	276	551	552
Expense of other real estate	226	121	404	688
Provision (credit) for off-balance sheet commitments	252	43	187	(191)
Legal expense	839	1,103	1,760	1,401
Professional fees	1,004	1,206	2,535	3,445
Insurance expenses	247	98	485	197
Other operating expenses	1,122	1,089	2,087	2,079
Total non-interest expense	9,872	9,912	19,794	20,056
Income (loss) before income taxes	(967)	189	(2,132)	(337)
Provision for income taxes	—	—	—	—
Net Income (loss)	$(967)	$189	$(2,132)	$(337)

Earnings (Loss) Per Share
Basic	$(0.06)	$0.01	$(0.13)	$(0.02)
Diluted	$(0.06)	$0.01	$(0.13)	$(0.02)

Cash Dividends Declared Per Common Share	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,442,119	16,440,190	16,442,119	16,437,491
Diluted	16,442,119	16,440,190	16,442,119	16,437,491

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income (loss)	$(967)	$189	$(2,132)	$(337)
Other comprehensive income:
Unrealized gains on securities available for sale	1,458	6,609	5,298	9,109
Tax expense	(496)	(2,247)	(1,800)	(3,097)
Net of tax amount	962	4,362	3,498	6,012

Non-credit related (gains) losses on OTTI securities not expected to be sold	117	479	(57)	209
Tax expense	(40)	(163)	19	(71)
Net of tax amount	77	316	(38)	138

Reclassification adjustment for losses included in net loss	96	(1,953)	88	(1,953)
Tax benefit	(33)	664	(30)	664
Net of tax amount	63	(1,289)	58	(1,289)

Total other comprehensive income	1,102	3,389	3,518	4,861

Total comprehensive income	$135	$3,578	$1,386	$4,524

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012  and 2011

(Unaudited)

	Number		Additional		Accumulated	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except share data)	Shares	Stock	Capital	Deficit	Loss	Equity
BALANCES, DECEMBER 31, 2010	16,433,020	$20,541	$61,539	$(37,882)	$(12,143)	$32,055
Net loss for the period	—	—	—	(337)	—	(337)
Other comprehensive income, net of tax of $2,504	—	—	—	—	4,861	4,861
Proceeds from the issuance of common shares through dividend reinvestment plan	8,299	10	17	—	—	27
Balances, June 30, 2011	16,441,319	$20,551	$61,556	$(38,219)	$(7,282)	$36,606

BALANCES, DECEMBER 31, 2011	16,442,119	$20,552	$61,557	$(38,217)	$(3,967)	$39,925
Net loss for the period	—	—	—	(2,132)	—	(2,132)
Other comprehensive income, net of tax of $1,811	—	—	—	—	3,518	3,518
Balances, June 30, 2012	16,442,119	$20,552	$61,557	$(40,349)	$(449)	$41,311

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,132)	$(337)
Adjustments to Reconcile Net loss to Net Cash (Used in) Provided by Operating Activities:
Investment securities accretion, net	(830)	(754)
Equity in trust	(2)	(1)
Depreciation and amortization	619	750
(Credit) provision for loan and lease losses	(416)	2,509
Provision (credit) for off balance sheet commitments	187	(191)
Net gain on sale of investment securities	(8)	(2,302)
Other-than temporary impairment losses	96	349
Net gain on the sale of loans held for sale	(490)	(298)
Net gain on the sale of other real estate owned	(154)	(2,567)
(Recoveries) write-down of other real estate owned	(20)	266
Gain on the sale of other assets	—	(20)
Bank owned life insurance income	(353)	(395)
Proceeds from the sale of loans held for sale	17,117	15,512
Funds used to originate loans held for sale	(16,541)	(13,460)
Increase in interest payable	987	669
Increase in other liabilities	363	378
Decrease in interest receivable	244	319
Increase in refundable federal income taxes	—	(2)
Decrease in prepaid expenses and other assets	493	4,388
Net Cash (Used in) Provided by Operating Activities	(840)	4,813

Cash Flows from Investing Activities:
Investment Securities:
Proceeds from maturities, calls and principal payments	19,381	14,869
Proceeds from sales	—	16,103
Purchases	(19,811)	—
Purchases of Federal Reserve Bank stock	(90)	—
Redemption of FHLB stock	819	1,005
Net decrease in loans to customers	56,195	26,899
Proceeds from the sale of other real estate owned	2,336	6,101
Purchases of bank premises and equipment	(1,179)	(517)
Proceeds from the sale of bank premises and equipment	—	32
Net Cash Provided by Investing Activities	57,651	64,492

Cash Flows from Financing Activities:
Net decrease in demand deposits, money market demand, interest-bearing demand accounts, and savings accounts	(59,430)	(19,346)
Net decrease in time deposits	(61,007)	(30,388)
Proceeds from FHLB advances	15,737	97,947
Repayment of FHLB advances	(27,997)	(134,006)
Repayment of other borrowed funds	—	(227)
Proceeds from issuance of common shares - dividend reinvestment plan	—	27
Net Cash Used in Financing Activities	(132,697)	(85,993)
Net Decrease in Cash and Cash Equivalents	(75,886)	(16,688)
Cash & Cash Equivalents at Beginning of Period	168,646	74,505
Cash & Cash Equivalents at End of Period	$92,760	$57,817

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$3,929	$7,333
Income Taxes	25	25
Other transactions:
Principal balance of loans transferred to OREO	506	2,356
Transfer from loans held for sale to other assets	—	830
Transfer from loans held for sale to loans	94	1,803
Settlement of security settled on trade date	5,120	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements are comprised of First National Community Bancorp, Inc. and its wholly owned subsidiary, First National Community Bank (the “Bank”) as well as the Bank’s wholly-owned subsidiaries, (collectively the “Company”). All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and general practices within the financial services industry.  In the opinion of management, all adjustments necessary to a fair presentation of the results for the quarterly period ended June 30, 2012 have been included.

In preparing these consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), security valuations, the evaluation of deferred income taxes, and the impairment of securities and other real estate owned (“OREO”). The current economic environment has increased the degree of uncertainty inherent in these material estimates.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements filed on Form 10-K and the Company’s March 31, 2012 unaudited financial statements filed on Form 10-Q.

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

During the six months ended June 30, 2012, and the year ended December 31, 2011, the Company incurred approximately $288 thousand and $1.0 million, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company expects to continue to experience increased costs related to compliance with these regulatory agreements, primarily as a result of increased head count and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will decrease from the 2011 level, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  At August 24, 2012, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets.  At June 30, 2012, the Bank did not meet these requirements.  The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at June 30, 2012 and December 31, 2011 are presented in the following table:

CAPITAL ANALYSIS

	June 30,	December 31,
(In thousands)	2012	2011
Company
Tier I Capital:
Total Tier I Capital	$51,028	$53,059
Tier II Capital:
Subordinated notes	25,000	25,000
Allowable portion of allowance for loan losses	9,609	9,823
Total Tier II Capital	34,609	34,823
Total Risk-Based Capital	85,637	87,882
Total Risk Weighted Assets	$758,116	$774,452

Bank
Tier I Capital:
Total Tier I Capital	$80,194	$80,976
Tier II Capital:
Allowable portion of allowance for loan losses	9,604	9,819
Total Tier II Capital	9,604	9,819
Total Risk-Based Capital	89,798	90,795
Total Risk Weighted Assets	$757,758	$774,097

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
At June 30, 2012	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$85,637	11.30%	$	>60,649	>8.00%	N/A	N/A
Bank	$89,798	11.85%	$	>60,621	>8.00%	$ >75,776	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$51,028	6.73%	$	>30,325	>4.00%	N/A	N/A
Bank	$80,194	10.58%	$	>30,310	>4.00%	$ >45,465	>6.00%

Tier I Capital (to Average Assets)
Company	$51,028	5.02%	$	>40,657	>4.00%	N/A	N/A
Bank	$80,194	7.89%	$	>40,643	>4.00%	$ >50,804	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
At December 31, 2011	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$87,882	11.35%	$	>61,956	>8.00%	N/A	N/A
Bank	$90,795	11.73%	$	>61,928	>8.00%	$ >77,410	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$53,059	6.85%	$	>30,978	>4.00%	N/A	N/A
Bank	$80,976	10.46%	$	>30,964	>4.00%	$ >46,446	>6.00%

Tier I Capital (to Average Assets)
Company	$53,059	4.72%	$	>44,992	>4.00%	N/A	N/A
Bank	$80,976	7.20%	$	>44,978	>4.00%	$ >56,227	>5.00%

Note 4.   Loans

Loans receivable, net, consists of the following at June 30, 2012 and December 31, 2011:

(In thousands)	June 30, 2012	December 31, 2011
Residential real estate	$86,361	$80,056
Commercial real estate	249,079	256,508
Construction, land acquisition and development	30,312	33,450
Commercial and industrial loans	124,375	174,233
Consumer loans	110,119	111,778
State and political subdivisions	22,179	23,496
Total loans, gross	622,425	679,521
Unearned discount	(130)	(159)
Net deferred loan fees and costs	358	516
Allowance for loan and lease losses	(19,600)	(20,834)
Loans, net	$603,053	$659,044

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  See Note 9 to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans primarily for sale in the secondary market.  During the three and six month period ended June 30, 2012, the Company sold $8.2 and $16.7 million, respectively, of one-to-four family mortgages.  The Company retains servicing rights on these mortgages.

The Company had $0 and $94 thousand in loans held-for-sale at June 30, 2012 and December 31, 2011, respectively.  All loans held for sale are one-to-four family residential mortgage loans.

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

The following tables set forth activity in the ALLL, by loan type, for the three and six months June 30, 2012.

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Three Months Ended June 30, 2012:
Allowance for loan losses:

Beginning Balance, April 1, 2012	$1,799	$10,741	$2,845	$16	$3,389	$733	$724	$417	$20,664
Charge-offs	(131)	(742)	—	—	(101)	(133)	(37)	—	(1,144)
Recoveries	15	13	234	—	57	40	1	—	360
Provisions (credits)	322	(220)	(1,414)	(16)	713	258	38	39	(280)
Ending Balance, June 30, 2012	$2,005	$9,792	$1,665	$—	$4,058	$898	$726	$456	$19,600

Three Months Ended June 30, 2011:
Allowance for loan losses:

Beginning Balance, April 1, 2011	$2,241	$10,860	$4,623	$16	$4,643	$581	$576	$690	$24,230
Charge-offs	(145)	(1,376)	—	—	(15)	(104)	(13)	—	(1,653)
Recoveries	7	11	117	—	173	51	—	—	359
Provisions (credits)	135	2,091	(1,077)	—	(126)	37	44	(339)	765
Ending Balance, June 30, 2011	$2,238	$11,586	$3,663	$16	$4,675	$565	$607	$351	$23,701

Six Months Ended June 30, 2012:
Allowance for loan losses:

Beginning Balance, January 1, 2012	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834
Charge-offs	(443)	(896)	—	—	(150)	(156)	(93)	—	(1,738)
Recoveries	34	330	255	—	182	108	11	—	920
Provisions (credits)	591	(793)	(1,180)	(16)	750	144	84	4	(416)
Ending Balance, June 30, 2012	$2,005	$9,792	$1,665	$—	$4,058	$898	$726	$456	$19,600

Six Months Ended June 30, 2011:
Allowance for loan losses:

Beginning Balance, January 1, 2011	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575
Charge-offs	(281)	(1,833)	(6)	—	(124)	(232)	(105)	—	(2,581)
Recoveries	14	24	823	—	247	89	1	—	1,198
Provisions (credits)	329	3,755	(1,324)	5	(287)	111	135	(215)	2,509
Ending Balance, June 30, 2011	$2,238	$11,586	$3,663	$16	$4,675	$565	$607	$351	$23,701

The following tables represent the allocation of the allowance for loan losses and the related loan by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2012 and December 31, 2011:

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$62	$214	$3	$—	$—	$—	$—	$—	$279
Collectively evaluated for impairment	1,943	9,578	1,662	—	4,058	898	726	456	19,321
Total	$2,005	$9,792	$1,665	$—	$4,058	$898	$726	$456	$19,600

Loans receivable:
Individually evaluated for impairment	$3,000	$13,303	$2,855	$—	$3,286	$—	$31	$175	$22,650
Collectively evaluated for impairment	83,361	235,776	27,457	—	121,089	70,198	39,890	22,004	599,775
Total	$86,361	$249,079	$30,312	$—	$124,375	$70,198	$39,921	$22,179	$622,425

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$65	$545	$91	$—	$—	$—	$—	$—	$701
Collectively evaluated for impairment	1,758	10,606	2,499	16	3,276	802	724	452	20,133
Total	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834

Loans receivable:
Individually evaluated for impairment	$3,615	$13,012	$2,979	$—	$4,066	$—	$31	$—	$23,703
Collectively evaluated for impairment	76,441	243,496	30,471	42,270	127,897	63,722	48,025	23,496	655,818
Total	$80,056	$256,508	$33,450	$42,270	$131,963	$63,722	$48,056	$23,496	$679,521

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

The following table details the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at June 30, 2012 and December 31, 2011:

Commercial Credit Quality Indicators

June 30, 2012

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition & Development	Commercial & Industrial	Consumer Installment / HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$18,657	$202,418	$18,200	$105,071	$3,448	$22,004	$369,798
Special Mention	467	7,686	6,216	5,821	—	—	20,190
Substandard	2,730	38,975	3,446	7,299	145	175	52,770
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—		—	—
Total Loans Receivable	$21,854	$249,079	$27,862	$118,191	$3,593	$22,179	$442,758

Commercial Credit Quality Indicators

December 31, 2011

	Real Estate			Commercial & Industrial
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Consumer Installment/ HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$19,267	$198,730	$15,924	$42,270	$117,104	$2,489	$23,464	$419,248
Special Mention	313	12,908	256	—	3,690	288	—	17,455
Substandard	3,906	44,870	14,090	—	5,532	144	32	68,574
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans Receivable	$23,486	$256,508	$30,270	$42,270	$126,326	$2,921	$23,496	$505,277

Credit Quality Indicators — Other Loans

Residential, consumer and commercial and consumer indirect auto loans are monitored on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more are considered non-accrual.  The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools.  The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Performing	Non-accrual		Performing	Non-accrual
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Construction, Land Acquisition and Development - Residential	$2,450	$—	$2,450	$3,180	$—	$3,180
Residential Real Estate	62,859	1,648	64,507	55,112	1,458	56,570
Indirect Auto - Consumer	70,178	19	70,197	63,718	4	63,722
Indirect Auto - Commercial	6,184	—	6,184	5,637	—	5,637
Installment/HELOC	36,113	216	$36,329	45,103	32	45,135
Total	$177,784	$1,883	$179,667	$172,750	$1,494	$174,244

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment in these non-accrual loans was $19.2 million and $19.9 million at June 30, 2012 and December 31, 2011, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be fewer than 90 days delinquent and still be on a non-accruing status.  Loans past due 90 days or more and still accruing interest were $23 thousand and $5 thousand at June 30, 2012 and December 31, 2011, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following tables set forth the detail, and delinquency status, of past due and non-accrual loans at June 30, 2012 and December 31, 2011:

Performing and Non-Performing Loan Delinquency Status

June 30, 2012

	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$82,089	$366	$206	$—	$82,661
Commercial Real Estate	238,492	77	1,191	—	239,760
Construction, Land Acquisition & Development	28,035	31	—	—	28,066
Total Real Estate	348,616	474	1,397	—	350,487

Commercial and Industrial	120,555	326	25	23	120,929

Consumer
Indirect Auto	69,362	724	93	—	70,179
Installment/HELOC	39,520	89	1	—	39,610
Total Consumer	108,882	813	94	—	109,789

State and Political Subdivisions	22,004	—	—	—	22,004

Totals	$600,057	$1,613	$1,516	$23	$603,209

	Non-Accruing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Real Estate
Residential Real Estate	$250	$264	$164	$3,022	$3,700
Commercial Real Estate	463	83	—	8,773	9,319
Construction, Land Acquisition and Development	—	—	—	2,246	2,246
Total Real Estate	713	347	164	14,041	15,265

Commercial and Industrial	3,315	86	1	44	3,446

Consumer
Indirect Auto	5	—	13	1	19
Installment/HELOC	48	57	24	182	311
Total Consumer	53	57	37	183	330

State and Political Subdivisions	175	—	—	—	175

Total Non-accruing loans	$4,256	$490	$202	$14,268	$19,216

Total loans receivable	$604,313	$2,103	$1,718	$14,291	$622,425

Performing and Non-Performing Loan Delinquency Status

December 31, 2011

	Performing (Accruing) Loans
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Performing Loans
Real Estate
Residential Real Estate	$74,379	$1,293	$248	$—	$75,920
Commercial Real Estate	243,873	2,381	1,235	—	247,489
Construction, Land Acquisition and Development	30,945	241	—	—	31,186
Total Real Estate	349,197	3,915	1,483	—	354,595

Commercial and Industrial
Solid Waste Landfills	42,270	—	—	—	42,270
Other	126,774	667	91	5	127,537
Total Commercial and Industrial	169,044	667	91	5	169,807

Consumer
Indirect Auto	62,753	845	120	—	63,718
Installment/HELOC	47,617	244	163	—	48,024
Total Consumer	110,370	1,089	283	—	111,742

State and Political Subdivisions	23,464	—	—	—	23,464
Totals	$652,075	$5,671	$1,857	$5	$659,608

	Non-Performing Loans
	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total Non-accrual Loans
Real Estate
Residential Real Estate	$1,994	$964	$94	$1,084	$4,136
Commercial Real Estate	291	220	—	8,508	9,019
Construction, Land Acquisition & Development	426	—	—	1,838	2,264
Total Real Estate	2,711	1,184	94	11,430	15,419

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	4,114	4	126	182	4,426
Total Commercial and Industrial	4,114	4	126	182	4,426

Consumer
Indirect Auto	—	—	—	4	4
Installment/HELOC	—	—	—	32	32
Total Consumer	—	—	—	36	36

State and Political Subdivisions	—	—	—	32	32

Total Non-accruing loans	$6,825	$1,188	$220	$11,680	$19,913

Total loans receivable	$658,900	$6,859	$2,077	$11,685	$679,521

The total recorded investment in impaired loans, which consists of non-accrual loans greater than $100,000 and performing TDRs, amounted to $22.7 million and $23.7 million at June 30, 2012 and December 31, 2011, respectively.  The related allowance on impaired loans was $0.3 million and $0.7 million at June 30, 2012 and December 2011, respectively.

The following table provides an analysis of our impaired loans at June 30, 2012 and December 31, 2011:

Impaired Loans

June 30, 2012

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$1,211	$1,299	$—
Commercial Real Estate	2,287	2,744	—
Construction, Land Acquisition and Development	2,460	5,860	—
Total Real Estate	5,958	9,903	—

Commercial and Industrial	3,286	4,152	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	175	177	—
Total With No Allowance Recorded	$9,450	$14,267	$—

With a Related Allowance Recorded:
Residential Real Estate	$1,789	$2,443	$62
Commercial Real Estate	11,016	13,311	214
Construction, Land Acquisition and Development	395	395	3
Total Real Estate	13,200	16,149	279

Commercial and Industrial	—	—	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$13,200	$16,149	$279

Total of impaired loans
Residential Real Estate	$3,000	$3,742	$62
Commercial Real Estate	13,303	16,055	214
Construction, Land Acquisition & Development	2,855	6,255	3
Total Real Estate	19,158	26,052	279

Commercial and Industrial	3,286	4,152	—

Consumer
Indirect Auto
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	175	177	—

Total Impaired Loans (1)	$22,650	$30,416	$279

(1)         Non-accrual loans with outstanding balances of less than $100,000 are not considered for individual impairment evaluation and are accordingly not included in the table above.  However, these loans are included as homogenous pools in the general allowance calculation under ASC Topic 310.  Total non-accrual loans with individual balances of less than $100 thousand equaled $2.1 million at June 30, 2012.

Impaired Loans

December 31, 2011

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Residential Real Estate	$961	$1,097	$—
Commercial Real Estate	725	815	—
Construction, Land Acquisition & Development	2,058	5,387	—

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial	4,066	4,601	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total With No Allowance Recorded	$7,841	$11,935	$—

With a Related Allowance Recorded:
Residential Real Estate	$2,654	$3,274	$65
Commercial Real Estate	12,287	14,187	545
Construction, Land Acquisition & Development	921	984	91

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	—	—	—
Total Commercial and Industrial	—	—	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total with Related Allowance	$15,862	$18,445	$701

Total of impaired loans
Residential Real Estate	$3,615	$4,371	$65
Commercial Real Estate	13,012	15,002	545
Construction, Land Acquisition and Development	2,979	6,371	91
Total Real Estate	19,606	25,744	701

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial	4,066	4,601	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total Impaired Loans (1)	$23,703	$30,380	$701

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

The following table presents by loan portfolio class, the average balance and interest income recognized on impaired loans for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
	(in thousands)				(in thousands)
Residential Real Estate	$3,046	$3	$3,034	$1	$3,235	$6	$2,998	$3
Commercial Real Estate	13,078	69	14,128	21	13,056	139	12,578	41
Construction, Land Acquisition & Development	2,911	10	6,507	14	2,934	22	8,126	16
Total Real Estate	19,035	82	23,669	36	19,225	167	23,702	60

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—	—	—	—
Other	3,481	—	5,076	4	3,676	—	5,393	9
Total Commercial and Industrial	3,481	—	5,076	4	3,676	—	5,393	9

Consumer
Indirect Auto	—	—	—	—	—	—	—	—
Installment/HELOC	31	—	130	—	31	—	130	—
Total Consumer	31	—	130	—	31	—	130	—

State and Political Subdivisions	88	—	—	—	58	—	—	—

Total Impaired Loans	$22,635	$82	$28,875	$40	$22,990	$167	$29,225	$69

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $430 thousand and $835 thousand for the three and six months ended June 30, 2012, respectively, and $684 thousand and $1.4 million for the three and six months ended June 30, 2011, respectively.

Troubled Debt Restructured Loans

The book balance of troubled debt restructured loans (“TDRs”) at June 30, 2012 and December 31, 2011 was $9.7 million and $10.8 million, respectively.  The balances at June 30, 2012 included approximately $4.2 million of TDRs in non-accrual status and $5.5 million of TDRs in accrual status compared to $5.1 million of TDRs in non-accrual status and $5.7 million of TDRs in accrual status at December 31, 2011.  Approximately $67 thousand and $185 thousand in specific reserves have been established for these loans as of June 30, 2012 and December 31, 2011, respectively.

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

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(In Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Residential Real Estate	—	$—	$—	1	$18	$18
Construction, Land Acquisition & Development	—	—	—	4	820	820
Total New Troubled Debt Restructuring	—	$—	$—	5	$838	$838

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(In Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Residential Real Estate	—	$—	$—	2	$193	$73
Construction, Land Acquisition & Development	1	39	39	5	903	903
Total New Troubled Debt Restructuring	1	$39	$39	7	$1,096	$976

The TDRs described above did not have any impact on the allowance for loan losses but resulted in a charge off of $120 thousand during the six months ended June 30, 2011.

The following table shows the types of modifications made during the three months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012				Three months ended June 30, 2011
			Construction				Construction
	Residential	Commercial	Land Acquisition &		Residential	Commercial	Land Acquisition &
(In thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification
Extension of Term	$—	$—	$—	$—	$18	$—	$820	$838
Extension of Term and Principal Forgiveness	—	—	—	—	—	—	—	—
Total TDRs	$—	$—	$—	$—	$18	$—	$820	$838

	Six months ended June 30, 2012				Six months ended June 30, 2012
			Construction,				Construction,
	Residential	Commercial	Land Acquisition &		Residential	Commercial	Land Acquisition &
(In thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification
Extension of Term	$—	$—	$—	$—	$18	$—	$903	$921
Extension of Term and Principal Forgiveness	—	—	39	39	55	—	—	55
	$—	$—	$39	$39	$73	$—	$903	$976

The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the three and six months ended June 30, 2012 and 2011 that were restructured within the last twelve months prior to such re-default:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(In Thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Contruction, Land Acquistion and Development	1	$408	—	$—

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(In Thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Real Estate	—	$—	1	$145
Contruction, Land Acquistion and Development	1	408	—	—
Total	1	$408	1	$145

Note 5.  Other Real Estate Owned

The following schedule reflects a breakdown of OREO for the periods reviewed.

	June 30,	December 31,
(in thousands)	2012	2011

Land/Lots	$3,339	$4,443
Commercial Real Estate	1,696	1,695
Residential Real Estate	267	820
Total	$5,302	$6,958

The following schedule reflects the activity in OREO for the six months ended June 30, 2012 and 2011:

	June 30,
(in thousands)	2012	2011

Balance, beginning of year	$6,958	$9,633
Additions	506	2,356
Write-downs / recoveries	20	(266)
Carrying value of OREO sold	(2,182)	(3,534)
Balance, end of year	$5,302	$8,189

The following table details the components of net expense of OREO for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(in thousands)	2012	2011
Insurance	$39	$8
Legal fees	30	82
Maintenance	29	1
Income from the operation of foreclosed properties	(10)	(6)
Professional Fees	78	56
Real estate taxes	204	183
Utilities	9	16
Other	45	82
Impairment charges (recoveries)	(20)	266
Total	$404	$688

Note 6.  Securities

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities available-for-sale at June 30, 2012 and at December 31, 2011 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
June 30, 2012 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$1,832	$106	$—	$1,938
Obligations of state and political subdivisions	95,754	6,113	1,471	100,396
Collateralized mortgage obligations:
Government sponsored agency	5,856	339	7	6,188
Private Label	44,187	94	395	43,886
Residential mortgage-backed securities:
Government sponsored agency	27,949	1,208	—	29,157
Pooled Trust Preferred Senior Class	3,812	—	2,142	1,670
Pooled Trust Preferred Mezzanine Class	6,589	—	4,402	2,187
Corporate debt securities	500	—	120	380
Equity securities	1,010	—	5	1,005
Total available-for-sale securities	$187,489	$7,860	$8,542	$186,807

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
December 31, 2011 (in thousands)	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$7,893	$155	$—	$8,048
Obligations of state and political subdivisions	96,392	3,767	3,998	96,161
Collateralized mortgage obligations:
Government sponsored agency	8,093	380	5	8,468
Private label	36,607	13	364	36,256
Residential mortgage-backed securities
Government sponsored agency	30,426	967	—	31,393
Pooled Trust Preferred Senior Class	3,833	—	2,229	1,604
Pooled Trust Preferred Mezzanine Class	6,732	—	4,535	2,197
Corporate debt securities	500	—	158	342
Equity securities	1,010	—	4	1,006
Total available-for-sale securities	$191,486	$5,282	$11,293	$185,475

The amortized cost, gross unrealized gains or losses, and the fair value of the Company’s securities held-to-maturity at June 30, 2012 and December 31, 2011 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
(in thousands)	cost	Gains	losses	Fair value
June 30, 2012
Obligations of state and political subdivisions	$2,145	$243	$—	$2,388

December 31, 2011
Obligations of state and political subdivisions	$2,094	$151	$—	$2,245

At June 30, 2012 and December 31, 2011, securities with a carrying amount of $182.6 million and $150.8 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities at June 30, 2012 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	1,445	1,387	—	—
After Five Years through Ten Years	25,104	26,530	2,145	2,388
After Ten Years	81,938	78,654
Collateralized mortgage obligations	50,043	50,074	—	—
Mortgage-backed securities	27,949	29,157	—	—
Total	$186,479	$185,802	$2,145	$2,388

Gross proceeds from the sale of securities for the three and six months ended June 30, 2012 and 2011 were $0 and $16.1 million, respectively with the gross realized gains being $0 and $2.3 million, respectively, and there were no securities sold at a realized loss during the three months ended June 30, 2012 and 2011.  The Company recognized gains of $8 thousand and $0 on securities called during the six months ended June 30, 2012 and 2011, respectively.  The Company did not recognize any gains on securities called during the three months ended June 30, 2012 and 2011.

The tables below indicates the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	10,349	162	14,418	1,309	24,767	1,471
Collateralized mortgage obligations
Government sponsored agency	911	7	—	—	911	7
Private label	32,409	395	—	—	32,409	395
Residential mortgage-backed securities
Government sponsored agency	—	—	—	—	—	—
Pooled Trust Preferred Senior Class	—	—	1,670	2,142	1,670	2,142
Pooled Trust Preferred Mezzanine Class	—	—	2,187	4,402	2,187	4,402
Corporate debt securities	—	—	380	120	380	120
Equity Securities	995	5	—	—	995	5
	$44,664	$569	$18,655	$7,973	$63,319	$8,542

	Less than 12 Months		12 Months or Greater		Total
						Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011 (in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	11,129	241	25,910	3,757	37,039	3,998
Collateralized mortgage obligations
Government sponsored agency	1,028	5	—	—	1,028	5
Private label	30,459	364	—	—	30,459	364
Residential mortgage-backed securities
Government sponsored agency	—	—	—	—	—	—
Pooled Trust Preferred Senior Class	—	—	1,604	2,229	1,604	2,229
Pooled Trust Preferred Mezzanine Class	—	—	2,197	4,535	2,197	4,535
Corporate debt securities	—	—	342	158	342	158
Equity Securities	996	4	—	—	996	4
	$43,612	$614	$30,053	$10,679	$73,665	$11,293

At June 30, 2012, excluding pooled trust preferred securities (“PreTSLs”), 75 of the Company’s debt securities holdings having unrealized losses have depreciated 3.3% from their amortized cost basis.  These securities are guaranteed by either the U.S. Government, government sponsored agencies, other governments or corporations, and all are considered investment grade.  Seventy-four percent (74%) of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal.  These unrealized losses relate principally to current interest rates for similar types of securities.  The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired (“OTTI”) at June 30, 2012.

At June 30, 2012, four of the Company’s PreTSLs having realized cumulative OTTI losses of $8.7 million and unrealized losses of $6.5 million have depreciated 63% and 82% from their current amortized cost and face values, respectively.

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

Based on the Company’s evaluation at June 30, 2012, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of four PreTSLs.  The Company’s estimate of projected discounted cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge of $96 thousand to earnings for the three and six months ended June 30, 2012.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At June 30, 2012, the amortized cost of the Company’s PreTSLs totaled $10.4 million with an estimated fair value of $3.9 million and is comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches and all possess credit ratings below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At June 30, 2012, three of these securities had no excess subordination and one had excess subordination which was 16.1% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at June 30, 2012:

							Actual
						Current	Deferrals /
			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
		(in thousands)
PreTSL IX	$287,880	$301,221	$(13,341)	95.57%	N/A	33	31.80%	1.61%
PreTSL XI	388,465	436,572	(48,107)	88.98%	N/A	43	32.30%	1.70%
PreTSL XIX	470,831	533,230	(62,399)	88.30%	N/A	48	27.60%	1.44%
PreTSL XXVI	638,500	549,974	88,526	116.10%	16.10%	53	29.40%	1.46%

The following list details information for each of the Company’s PreTSLs at June 30, 2012:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Cost	Value	Gain/Loss	Ratings	Quarter to Date	Year to Date	Impairment
PreTSL IX	Mezzanine	$1,126	$395	$(731)	Ca/C	$96	$96	$1,776
PreTSL XI	Mezzanine	1,549	688	(861)	Ca/C	—	—	3,426
PreTSL XIX	Mezzanine	3,913	1,105	(2,808)	Ca/CC	—	—	3,262
PreTSL XXVI	Senior	3,813	1,669	(2,144)	B1/CCC	—	—	251
Total		$10,401	$3,857	$(6,544)		$96	$96	$8,715

The Company’s PreTSLs are measured for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2012.  The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared.  However, recently the Company has observed an increase in prepayments by bank issuers with over $15 billion in total assets.  As part of the Dodd Frank banking reform act, banks with over $15 billion in total assets will have their ability to include trust preferred securities they have issued as Tier 1 Capital phased out over a three year period beginning in 2013.  As a result, the Company has changed its prepayment assumptions so that 50% of issuers with total assets over $15 billion prepay in 2013, 25% in 2014 and 25% in 2015.  In addition, the Company has also assumed a 1% prepayment assumption for the issuers below $15 billion in total assets based on the prepayments it has observed recently.  As a result of this change in prepayment assumption, the Company recognized a $96 thousand charge to earnings for OTTI for PreTSL IX in the quarter ended June 30, 2012.  Credit losses increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess spread that would be available to absorb expected losses.  Excess spread is the difference between the interest received from the issuers that collateralize a PreTSL and the interest paid on the securities issued by PreTSL.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings of $96 thousand for the three and six months ended June 30, 2012.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)	2012	2011
Beginning Balance January 1	$8,619	$22,598
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	96	349
Less: Sale of PreTSLs for which OTTI was previously recognized	—	(14,777)
Ending Balance, June 30	$8,715	$8,170

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $8.9 million and $9.7 million at June 30, 2012 and December 31, 2011, respectively.  FRB stock of $1.4 million and $1.3 million is included in Other Assets at June 30, 2012 and December 31, 2011, respectively.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at June 30, 2012.

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

For those securities, for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price.  The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume.  For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs).  If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs and the private label collateralized mortgage obligations (“PLCMOs”) in the Company’s securities portfolio are obtained from third-party service providers that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 6 of these financial statements.

At June 30, 2012, the Company owned four PreTSLs having an amortized cost of $10.4 million.  The market for these securities at June 30, 2012 is not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, the valuation of these investments is now determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 6, and the calculations used for fair value relates only to the discount rate used.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 6.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs.  The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 10% discount rate to PreTSL XXVI, a 12% discount rate to PreTSL XIX and a 15% discount rate to PreTSLs IX and XI to the expected cash flows to estimate fair value.

Changes to prepayment, default and discount rate assumptions will result in changes to the forecast cash flows and therefore changes to the fair values of the PreTSLs.  An increase in prepayment assumptions increases the valuation of PreTSL XXVI and decrease the valuation of the remaining PreTSLs.  The Company expects that an increase in default rates will decrease the fair value of the Company’s PreTSLs and a decrease in default rates will increase the fair value of these securities.  The Company expects that an increase in discount rates will decrease the fair value of these securities and a decrease in discount rates will increase the fair value of these securities.  The Company does not believe these unobservable inputs to be interrelated.

At June 30, 2012, the Company owned investment grade PLCMOs, having an amortized cost of $44.2 million.  PLCMOs are securitized products where payments from residential mortgage loans are pooled together and passed on to different classes of owners in various tranches.  The markets for such securities are generally characterized by a limited number of new issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants.  Although estimated prices can generally be obtained for such securities, the level of market observable assumptions used is severely limited in the valuation.  Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level.  Because of the inactivity in the markets and the lack of observable valuation inputs, the PLCMOs were valued by a third party specialist using a discounted cash flow approach and proprietary pricing model.  The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.  The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at June 30, 2012:

		Unobservable		Weighted
Security Type	Valuation Technique	Input	Range	Average
Private Label CMOs	Discounted cash flow	Prepayment rate	5.20 - 37.18%	11.04%
		Default rate	0.50 - 14.88%	6.99%
		Loss severity	24.20 - 77.35%	55.43%
		Discount Rate	3.50 - 5.50%	4.00%

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

At June 30, 2012, the Company owned three securities issued by state and political subdivisions having an amortized cost of $2.6 million that are valued using Level 3 inputs. Two of these securities, with an amortized cost of $1.2 million, had their ratings withdrawn by nationally recognized credit rating agencies. The third security with an amortized cost of $1.4 million and fair value of $1.4 million was downgraded by several nationally recognized credit rating agencies during 2010.  As a result of the ratings withdrawals and downgrade, the market for these securities at June 30, 2012 was no longer active.  These securities were historically priced using Level 2 inputs.  The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for these investment securities at the measurement date.  Broker pricing and bid/ask spreads are very limited for these securities. The first two securities were valued based on similar nonrated Pennsylvania Sewer bonds adjusted for coupon and maturity.  For the third security, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

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

Assets measured at fair value on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

Fair Value Measurements at June 30, 2012

			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,938	$—	$1,938	$—
Obligations of state and political subdivisions	100,396	—	97,803	2,593
Government sponsored agency CMOs	6,188	—	6,188	—
Private label CMOs	43,886	—	—	43,886
Residential mortgage backed securities	29,157	—	29,157	—
Pooled trust preferred senior class	1,670	—	—	1,670
Pooled trust preferred mezzanine class	2,187	—	—	2,187
Corporate debt securities	380	—	380	—
Equity securities	1,005	1,005	—	—
Total securities available-for-sale	$186,807	$1,005	$135,466	$50,336

Fair Value Measurements at December 31, 2011

	Fair value measurements at December 31, 2011
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$8,048	$—	$8,048	$—
Obligations of state and political subdivisions	96,161	—	93,350	2,811
Government sponsored agency CMOs	8,468	—	8,468	—
Private label CMOs	36,256	—	—	36,256
Residential mortgage-backed securities	31,393	—	31,393	—
Pooled trust preferred Senior Class	1,604	—	—	1,604
Pooled trust preferred Mezzanine Class	2,197	—	—	2,197
Corporate debt securities	342	—	342	—
Equity securities	1,006	1,006	—	—
Total securities available-for-sale	$185,475	$1,006	$141,601	$42,868

The tables below present a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total

Balance at December 31, 2011	$3,801	$2,811	$36,256	$42,868
Amortization	—	—	(246)	(246)
Accretion	—	—	61	61
Paydowns	(69)	(270)	(6,927)	(7,266)
Purchases	—	—	14,691	14,691
Total gains or losses (realized/unrealized):
Included in earnings	(96)	—	—	(96)
Included in other comprehensive income	221	52	51	324
Balance at June 30, 2012	$3,857	$2,593	$43,886	$50,336

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Total

Balance at December 31, 2010	$3,069	$2,245	$5,314
Accretion	6	—	6
Paydowns	—	(260)	(260)
Sales	(19)	—	(19)
Total gains or losses (realized/unrealized):			—
Included in earnings	(349)	—	(349)
Included in other comprehensive income	134	—	134
Balance at June 30, 2011	$2,841	$1,985	$4,826

There were no transfers between levels within the fair value hierarchy during the period ended June 30, 2012.

Assets measured at fair value on a non-recurring basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2012			December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
(in thousands)	(Level I)	(Level II)	(Level III)	(Level I)	(Level II)	(Level III)
Collateral-dependent impaired loans (1)			$12,368			$12,555
Other real estate owned			364			5,212

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

Other real estate owned properties are recorded at the fair value based on independent appraisals, which generally include various Level 3 inputs which are not identifiable, less the estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, the balance might be subject to additional write-downs.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amounts in the table above represent the value of OREO properties at June 30, 2012 and December 31, 2011 that were subject to additional write-downs subsequent to foreclosure.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value	June 30, 2012		December 31, 2011
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$92,760	$92,760	$168,646	$168,646
Securities	See previous table	188,952	189,195	187,569	187,720
FHLB and FRB Stock	Level 2	8,930	8,930	9,659	9,659
Loans, net	Level 3	603,053	611,204	659,044	661,833
Loans held for sale	Level 2	—	—	94	94
Accrued interest receivable	Level 2	2,308	2,308	2,552	2,552
Mortgage servicing rights	Level 3	768	1,145	777	1,185

Financial liabilities
Deposits - other than time	Level 1	489,197	489,197	548,627	548,627
Deposits - time	Level 2	347,502	353,705	408,509	415,611
Borrowed funds	Level 2	71,311	76,694	83,571	89,628
Accrued interest payable	Level 2	5,288	5,288	4,301	4,301

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June, 30		June 30,
(in thousands, except share data)	2012	2011	2012	2011

Net income (loss)	$(967)	$189	$(2,132)	$(337)

Basic weighted-average number of common shares outstanding	16,442,119	16,440,190	16,442,119	16,437,491
Plus: Common share equivalents	—	—	—	—
Diluted weighted-average number of common shares outstanding	16,442,119	16,440,190	16,442,119	16,437,491

Earnings per common share:
Basic	$(0.06)	$0.01	$(0.13)	$(0.02)
Diluted	$(0.06)	$0.01	$(0.13)	$(0.02)

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

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the six months ended June 30, 2012 and 2011:

	June 30,
(In thousands)	2012	2011
Outstanding at beginning of the year	$87,442	$92,217
New loans and advances	22,193	38,955
Repayments / reductions	(77,336)	(35,905)
Other*	—	(578)
Outstanding at end of period	$32,299	$94,689

*  “Other” represents loans to related parties that ceased being related parties during the period.

At June 30, 2012, there were no loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.  However, as of June 30, 2012, there were loans of $669 thousand to directors, executive officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans.

Several large credits relating to solid waste landfills totaling $40.6 million were paid off during the three months ended June 30, 2012.

Included in related party loans is $7.6 million outstanding under a commercial line of credit (“line”) to a company owned by a director.  The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.1 million is outstanding.  The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2012 and December 31, 2011 amounted to $71.9 million and $146.8 million, respectively.  This reduction was primarily due to the aforementioned large loan payoffs since these loans were secured by deposits.  Interest paid on the deposits amounted to $79 thousand and $295 thousand for the six months ended June 30, 2012 and 2011, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The Company recorded payments for these services of $504 thousand and $208 thousand for the six months ended June 30, 2012 and 2011, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10.0 million at June 30, 2012 and December 31, 2011, respectively.  There was no interest paid to directors on these notes for the six months ended June 30, 2012 and 2011, respectively.  Interest accrued and unpaid on loans to directors totaled $1.7 million at June 30, 2012.

The Company leases its Honesdale branch from a related party.  Total lease payments were $5 thousand for the six months ended June 30, 2012 and 2011, respectively.

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

The Board also adopted on August 30, 2000, the Independent Directors Stock Option Plan (the “Directors’ Stock Plan”) for directors who are not officers or employees of the Company.  The aggregate number of shares issuable under the Directors’ Stock Plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued shares.  The Directors’ Stock Plan expired on August 30, 2010, therefore no further grants will be made under the plan.

There was no compensation expense related to options under both the Stock Incentive Plan and the Directors’ Stock Plan for the six months ended June 30, 2012 and 2011.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

	Six months ended June 30,
	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	188,193	$12.62	222,616	$12.58
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(3,974)	$15.94
Outstanding at the end of the year	188,193	$12.62	218,642	$12.52
Options exercisable at year end	188,193	$12.62	218,642	$12.52

There were no options exercised during these periods.  As of June 30, 2012, there was no unrecognized compensation expense.

Information pertaining to options outstanding at June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.81 - $23.13	188,193	3.2	$12.62	188,193	$12.62

At June 30, 2012, there was no aggregate intrinsic value of exercisable options.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Form 10-K for the year ended December 31, 2011 and our Form 10-Q for the quarter ended March 31, 2012.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

We are in the business of providing customary retail and commercial banking services to individuals and businesses.  Our core market is northeastern Pennsylvania.

Forward Looking Statements

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC including this report and the exhibits hereto, in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2011 and out Form 10-Q for the quarter ended March 31, 2012.

Critical Accounting Policies

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations.  Management has identified the policies on the Allowance for Loan and Lease Losses (“ALLL”), securities valuation, OREO and the evaluation of deferred income tax and the impairment of securities to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The Company changed its policy for determining the ALLL effective for 2009.  The general reserve component of the ALLL, previously based on one aggregated pool of unimpaired loans, was increased after assigning these loans to one of three pools of “Pass”, “Special Mention” or “Accruing and Substandard” and applying historical loss factors and varied qualitative factor basis point allocations based on the risk profile in each pool to determine the appropriate reserve related to those loans.  The general reserve component of the ALLL also increased because of higher historical loss experience resulting from the increased loan charge-offs of impaired loans.  Substandard loans on nonaccrual status and TDRs are included in impaired loans.

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

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be OTTI. The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company recognized OTTI charges on securities of $96 thousand and $349 million for the six months ended June 30, 2012 and June 30, 2011, respectively, within the consolidated statements of operations.  For both years, the OTTI charges relate mainly to estimated credit losses on pooled trust preferred securities. See - “Securities” section below and Note 6 — “Securities” to the consolidated financial statements included in Item 1 hereof for additional information about our OTTI charges.

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

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether a liability for uncertain tax benefits is required.  At June 30, 2012 and December 31, 2011, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

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

The Company recorded net loss for the three month period ended June 30, 2012 of $967 thousand, or $(0.06) per diluted common share, a decrease of $1.2 million compared to a net income of $189 thousand or $0.01 per diluted common share for the same period in the prior year.  The net loss for the six month period ended June 30, 2012 was $2.1 million or $(0.13) per diluted common share, a decrease of $1.8 million compared to a loss of $337 thousand or $(0.02) per diluted common share for the same period in the prior year.  The return on average equity was (2.28%) and (5.12%) for the three and six month periods ended June 30, 2012, compared to 0.55% and (0.98%) for the comparable periods in 2011.  Return on average assets was (0.10%) and (0.20%) for the three and six months ended June 30, 2012, compared to 0.02% and (0.03%) for the comparable periods in 2011.  Average equity to average assets was 4.17% and 3.99% for the three and six month periods ended June 30, 2012, compared to 3.00% and 2.92% for the comparable periods in 2011.  The Company did not pay any dividends during the three or six months ended June 30, 2012 and 2011, respectively.

The $1.2 million earnings decrease for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was largely due to a $1.9 million decrease in total interest income due to a decreasing interest rate environment coupled with a decrease in gross loans, a $2.3 million decrease in gains on sale of securities and a $0.3 million decrease in OTTI losses.  These decreases were offset by a $1.5 million decrease in total interest expense due, primarily to a decrease in interest-bearing deposits and respective interest rates coupled with a decrease in borrowed funds, and a $1.0 million decrease in the provision for loan and lease losses.  The decrease in the provision for loan and lease losses was a direct result of a $103.4 million decrease in gross loans combined with an improvement in the Company’s historical loss factors.  The $1.8 million earnings decrease for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was largely due to a $3.6 million decrease in total interest income due to a declining interest rate environment coupled with a decrease in gross loans, a $2.4 million decrease in gains on sale of other real estate owned, and a $2.3 million decrease in gains on sale of securities.  These decreases were offset by a $3.1 million decrease in total interest expense due to the decrease in interest-bearing deposits and interest rates and reduction in borrowed funds, and a $2.9 million decrease in the provision for loan and lease losses.  The decrease in the provision for loan and lease losses was a direct result of a $103.4 million decrease in gross loans combined with an improvement in the Company’s historical loss factors.  Total assets decreased $134.9 million, or 12.2%, to $967.7 million, at June 30, 2012 as compared to $1.10 billion at December 31, 2011 primarily due to a $75.9 million decrease in cash and cash equivalents and a $56.0 million decrease in loans, net of ALLL.

Total deposits decreased $120.4 million, or 12.6%, to $836.7 million at June 30, 2012 as compared to $957.1 million at December 31, 2011.  During the same period, interest-bearing demand deposits decreased $67.7 million, or 20.7%, and total time deposits decreased by $61.0 million, or 14.9%.  The $61.0 million decrease in total time deposits was largely attributable to a related party withdrawing approximately $40.6 million to pay off their cash collateralized solid waste landfill loans. These decreases were partially offset by increases of $5.4 million, or 4.1% in demand deposits and $2.9 million, or 3.39%, in savings deposits over the same period.  Borrowed funds decreased by $12.3 million, or 14.7%, to $71.3 million at June 30, 2012 as compared to $83.6 million at December 31, 2011.

Total shareholders’ equity increased $1.4 million, or 3.5%, to $41.3 million at June 30, 2012 from $39.9 million at December 31, 2011.  The increase is primarily due to a $3.5 million reduction in other accumulated comprehensive loss, partly offset by the $2.1 million net loss recognized for the six months ended June 30, 2012.

Summary of Performance

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and as such is the primary determinant of profitability.  The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets.  The net interest margin was 3.34% for the three months ended June 30, 2012, an improvement of 19 basis points compared to the same period in 2011.  The improvement in the net interest margin was due primarily to a decrease of 44 basis points in the cost of total interest-bearing liabilities, partially offset by a decrease of 27 basis points in the tax equivalent yield on total earning assets.  The net interest margin was 3.26% for the six months ended June 30, 2012, an improvement of 13 basis points compared to the same period in 2011.  This increase in the net interest margin was due to a 44 basis points decrease in the cost of interest bearing liabilities, partially offset by a 35 basis point reduction in the tax equivalent yield on earning assets. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax equivalent basis, was 3.22% and 3.14% for the three and six months ended June 30, 2012, an increase of 17 basis points and of 9 basis points versus the same periods in 2011, respectively.

Net interest income on a tax equivalent basis decreased $579 thousand and $1.0 million and totaled $7.8 million and $15.7 million for the three and six months ended June 30, 2012, respectively, compared to $8.4 million and $16.7 million for the comparable periods in 2011.  For the six months ended June 30, 2012, compared to the six months ended June 30, 2011, average interest-earning assets decreased 10.1% to $959.7 million from $1.07 billion, and average interest-bearing liabilities decreased by 14.7% to $859.9 million from $1.01 billion.  Average interest-earning assets decreased 12.1% to $933.8 million from $1.06 billion, and average interest-bearing liabilities decreased by 16.6% to $832.6 million from $999.0 million during the three months ended June 30, 2012 as compared to the same period in 2011.  For the three and six months ended June 30, 2012, the yield on average interest-earning assets decreased 27 and 35 basis points, respectively, while the cost of average interest-bearing liabilities declined 44 and 44 basis points when compared to both the three and six months ended June 30, 2011.

Interest income on loans on a tax-equivalent basis decreased $1.5 million and $2.8 million for the three and six months ended June 30, 2012, respectively compared to the same periods in 2011.  The decrease in interest income on loans for the three months ended June 30, 2012 was as a result of a decrease in average loan balances of $75.9 million to $673.0 million, coupled with a 32 basis point decline in the tax-equivalent yield.  The decrease in interest income on loans for the six months ended June 30, 2012 was as a result of a decrease in average loan balances of $77.2 million to $678.7 million, coupled with a 26 basis point decline in the tax-equivalent yield.  The reductions in the yield on loans for both the three and six months ended June 30, 2012 was due to payoffs of higher yielding loans which cannot be replaced in this low interest rate environment and lower loan demand caused by the continuing economic slowdown.

Interest and dividend income on investment securities on a tax-equivalent basis decreased by $0.7 million and $1.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The reductions in interest and dividend income on investment securities is primarily attributable to $64 million reduction in average investments outstanding during the three and six month periods in 2012 compared to the comparable periods in 2011 and the reinvestment of pay downs and maturities into more liquid, lower-yielding securities. Average investment securities were $195.1 million and $197.0 million for the three and six months ended March 31 2012 and June 30, 2012 compared to $258.7 million and $261.1 for the comparable periods in 2011.

Average interest-bearing deposits in other banks and federal funds sold were $65.8 million and $83.9 million for the three and six months ended March 31 2012 and June 30, 2012 compared to $55.2 million and $50.1 for the comparable periods in 2011. The rate earned on average interest-bearing deposits in other banks and federal funds sold essentially remained unchanged during 2012 and 2011.

Average interest bearing liabilities totaled $832.7 million for the three months ended June 30, 2012, a decrease of $166.3 million, or 16.6%, compared to the same period in 2011 primarily due to decreases in average borrowings and deposits.  Average interest-bearing demand deposits, savings deposits, and other time deposits decreased $63.7 million, $3.0 million and $49.5 million, respectively. Average time deposits over $100 thousand increased by $4.7 million.  The Company continued to pursue the pricing strategy it implemented in 2011 to reduce its cost of funds and to concentrate deposit growth on short-term maturities repositioning maturing longer term time deposits into short-term products, whenever possible, and allowed the residual to run-off.  The $40.6 million decrease in actual time deposits over $100 thousand, that was largely attributable pay off of cash collateralized solid waste landfill loans, did not have a material effect on the determination of the average balance for the three months ended June 30, 2012.  The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 41, 18, 37, and 53 basis points respectively, from the same period in 2011. The average cost of interest-bearing deposits decreased by 44 basis points to 0.73% in the three months ended June 30, 2012 from 1.17% for the same period in 2011.  The decrease in the rate on interest-bearing deposits was driven primarily by the pricing decreases that resulted from the Company’s pricing strategy and an overall decrease in market rates.

Average interest bearing liabilities totaled $859.9 million for the six months ended June 30, 2012, a decrease of $147.9 million, or 14.7%, compared to the same period in 2011 primarily due to decreases in average borrowings and deposits.  Average interest-bearing demand deposits, savings deposits and other time deposits decreased $44.1 million, $2.1 million and $45.6 million, respectively.  Average time deposits over $100 thousand increased by $0.5 million.  The Company continued to pursue the pricing strategy it implemented in 2011 to reduce its cost of funds and to concentrate deposit growth on short-term maturities repositioning maturing longer term time deposits into short-term products, whenever possible, and allowed the residual to run-off.  The $40.6 million decrease in actual time deposits over $100 thousand, that was largely attributable pay off of cash collateralized solid waste landfill loans, did not have a material effect on the determination of the average balance for the six months ended June 30, 2012.  The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 45, 20, 58, and 28 basis points respectively, from the same period in 2011. The average cost of interest-bearing deposits decreased by 43 basis points to 0.74% in the three months ended June 30, 2012 from 1.17% for the same period in 2011.  The decrease in the rate on interest-bearing deposits was driven primarily by the pricing decreases that resulted from the Company’s pricing strategy and an overall decrease in market rates.

Average borrowings decreased $54.8 million and $56.6 million, or 42.5% and 42.0%, for the three and six months ended June 30, 2012 as compared to the same periods in the prior year.  The cost of borrowed funds increased by 79 and 85 basis points to 5.20% and 5.14% for the three and six months ended June 30, 2012 as compared to 4.41% and 4.29% for the same periods in 2011.  The 79 and 85 basis point increases in the cost of borrowed funds for the three and six month periods ended June 30, 2012 is primarily attributable to the repayment of maturing FHLB advances that were at lower rates, resulting in the higher- rate subordinated debentures comprising a larger percentage of total borrowings and an increase in the cost of borrowed funds.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following tables set forth certain information relating to our consolidated statements of financial condition and operations for the three and six month periods ended June 30, 2012 and 2011, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	Three months ended June 30,			Three months ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$640,269	$7,229	4.52%	$709,195	$8,482	4.78%
Loans-tax free (4)	32,742	489	5.97%	39,685	698	7.03%
Total Loans (1)(2)	673,011	7,718	4.59%	748,880	9,180	4.91%
Securities-taxable	113,653	844	2.97%	136,814	898	2.63%
Securities-tax free	81,407	1,526	7.50%	121,855	2,130	6.99%
Total Securities (1)(5)	195,060	2,370	4.86%	258,669	3,028	4.68%
Interest-bearing deposits in other banks and federal funds sold	65,768	44	0.27%	55,169	36	0.26%
Total Earning Assets	933,839	10,132	4.34%	1,062,718	12,244	4.61%
Non-earning assets	103,631			105,489
Allowance for loan and lease losses	(20,802)			(24,652)
Total Assets	$1,016,668			$1,143,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	274,323	157	0.23%	338,070	539	0.64%
Savings deposits	89,859	44	0.20%	92,904	87	0.38%
Time deposits over $100,000	198,951	499	1.00%	194,202	664	1.37%
Other time deposits	195,333	676	1.38%	244,802	1,167	1.91%
Total Interest-bearing Deposits	758,466	1,376	0.73%	869,978	2,457	1.17%
Borrowed funds and other interest-bearing liabilities	74,194	965	5.20%	128,993	1,417	4.41%
Total Interest-Bearing Liabilities	832,660	2,341	1.12%	998,971	3,874	1.56%
Demand deposits	124,376			94,820
Other liabilities	17,217			15,448
Shareholders’ equity	42,415			34,316
Total Liabilities and Shareholders Equity	$1,016,668			$1,143,555
Net Interest Income/Interest Rate Spread (6)		7,791	3.22%		8,370	3.05%
Tax equivalent adjustment		(716)			(961)
Net interest income as reported		$7,075			$7,409

Net Interest Margin (7)			3.34%			3.15%

(1)   Interest income is presented on a tax equivalent basis using a 34% rate for 2012 and 2011.

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

(7)   Net interest income as a percentage of total average interest earning assets.

	Six months ended June 30,			Six months ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$644,665	$14,603	4.53%	$716,541	$17,130	4.78%
Loans-tax free (4)	34,035	1,109	6.52%	39,310	1,372	6.98%
Total Loans (1)(2)	678,700	15,712	4.63%	755,851	18,502	4.89%
Securities-taxable	115,634	1,787	3.09%	138,966	1,877	2.70%
Securities-tax free	81,381	2,974	7.31%	122,112	4,267	6.99%
Total Securities (1)(5)	197,015	4,761	4.83%	261,078	6,144	4.71%
Interest-bearing deposits in other banks and federal funds sold	83,941	100	0.24%	50,130	62	0.25%
Total Earning Assets	959,656	20,573	4.28%	1,067,059	24,708	4.63%
Non-earning assets	103,401			105,612
Allowance for loan and lease losses	(20,939)			(23,795)
Total Assets	$1,042,118			$1,148,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	295,278	340	0.23%	339,376	1,151	0.68%
Savings deposits	89,278	90	0.20%	91,400	182	0.40%
Time deposits over $100,000	194,008	800	0.82%	193,473	1,362	1.40%
Other time deposits	203,211	1,679	1.65%	248,801	2,408	1.93%
Total Interest-bearing Deposits	781,775	2,909	0.74%	873,050	5,103	1.17%
Borrowed funds and other interest-bearing liabilities	78,101	2,007	5.14%	134,730	2,899	4.29%
Total Interest-Bearing Liabilities	859,876	4,916	1.14%	1,007,780	8,002	1.58%
Demand deposits	122,660			91,923
Other liabilities	17,979			15,638
Shareholders’ equity	41,603			33,535
Total Liabilities and Shareholders Equity	$1,042,118			$1,148,876
Net Interest Income/Interest Rate Spread (6)		15,657	3.14%		16,706	3.05%
Tax equivalent adjustment		(1,405)			(1,917)
Net interest income as reported		$14,252			$14,789

Net Interest Margin (7)			3.26%			3.13%

(1)         Interest income is presented on a tax equivalent basis using a 34% rate for 2012 and 2011.

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

The following tables show the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

	Three Months ended June 30,			Six Months ended June 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans - taxable	$(795)	$(458)	$(1,253)	$(1,659)	$(868)	$(2,527)
Loans - tax free	(112)	(96)	(208)	(176)	(87)	(263)
Total loans	(907)	(554)	(1,461)	(1,835)	(955)	(2,790)
Securities - taxable	(163)	109	(54)	(340)	250	(90)
Securities - tax free	(749)	145	(604)	(1,481)	188	(1,293)
Total securities	(912)	254	(658)	(1,821)	438	(1,383)
Interest-bearing deposits in other banks and federal funds sold	7	1	8	40	(2)	38
Total interest income	(1,812)	(299)	(2,111)	(3,616)	(519)	(4,135)

Interest Expense:
Interest-bearing demand deposits	(87)	(295)	(382)	(133)	(678)	(811)
Savings deposits	(3)	(40)	(43)	(4)	(88)	(92)
Time deposits over $100,000	16	(181)	(165)	4	(566)	(562)
Other time deposits	(208)	(283)	(491)	(405)	(324)	(729)
Total interest-bearing deposits	(282)	(799)	(1,081)	(538)	(1,656)	(2,194)
Borrowed funds and other interest-bearing liabilities	(679)	227	(452)	(1,380)	488	(892)
Total interest expense	(961)	(572)	(1,533)	(1,918)	(1,168)	(3,086)
Net Interest Income	$(851)	$273	$(578)	$(1,698)	$649	$(1,049)

(1)       Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL.  The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL.  A credit for loan and lease losses of $280 thousand and $416 thousand was recorded for the three and six month periods ended June 30, 2012, respectively, compared to a provision of $0.8 million and $2.5 million, respectively, for the same periods in the prior year.  The decrease of $1.0 million and $2.9 million for the three and six month periods ended June 30, 2012 from the same periods in the prior year was primarily related to the $103.4 million, or 14.2% reduction in gross loans during 2012, along with a trending decrease in loss history.

Non-interest Income

The Company recorded total non-interest income of $1.5 million for the three months ended June 30, 2012, a decrease of $1.9 million from the $3.5 million earned during the comparable period in 2011.  The decrease in non-interest income was primarily due to a $2.3 million decrease in gain on sale of securities offset by a $253 thousand decrease in OTTI losses recorded on PreTSLs.  Non-interest income was $3.0 million for the six months ended June 30, 2012, a decrease of $4.4 million from the $7.4 million for the six months ended June 30, 2011.  The decrease in non-interest income was primarily due to a $2.4 million decrease in gain on sale of other real estate owned, and a $2.3 million decrease in gain on sale of securities.

Non-interest Expense

Non-interest expense was $9.9 million for both the three months ended June 30, 2012 and 2011.  Non-interest expense was $19.8 million for the six months ended June 30, 2012, a decrease of $262 thousand from $20.1 million at June 30, 2011.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the three and six months periods ended June 30, 2012 and 2011.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009.

Financial Condition

Assets

Total assets were $967.7 million at June 30, 2012, which is a decrease of $134.9 million, or 12.2%, from $1.10 billion at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents decreased $75.9 million, or 45.0%, during the six months ended June 30, 2012 to $92.8 million.  The decrease is primarily the result of a $120.4 million decrease in total deposits which was the result of the Company repositioning maturing longer term time deposits into short-term products, whenever possible, and allowing the residual to run-off.  This decrease was offset but a $56.2 million decrease in loans to customers during the six months ended June 30, 2012.  The Company did not pay any dividends during the three and six months ended June 30, 2012 as it suspended paying dividends to conserve capital and comply with regulatory requirements.

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

At June 30, 2012, the Company’s investment portfolio was comprised of U.S Government agency securities, tax-exempt and taxable obligations of states and political subdivisions, government sponsored agency and private label collateralized mortgage obligations, government sponsored agency residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”) and insurance companies, corporate debt and equity securities.

The Company’s investments in the PreTSLs may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers.  Many of the bank issuers of PreTSLS within the Company’s investment portfolio remain participants in the U.S. Treasury’s TARP CPP.  For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP CPP.  Some bank issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Treasury and the banking regulators or management decisions driven by potential liquidity needs.  Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.  See the “Other-Than-Temporary-Impairment” section below for further information.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held to maturity securities, which are carried at amortized cost, at the dates indicated:

	June 30,	December 31,
	2012	2011
	(in thousands)
Obligations of U.S. government agencies	$1,938	$8,048
Obligation of state and political subdivisions	102,541	98,255
Collateralized mortgage obligations
Government sponsored agency	6,188	8,468
Private label	43,886	36,256
Residential mortgage-backed securities
Government sponsored agency	29,157	31,393
Pooled trust preferred senior class	1,670	1,604
Pooled trust preferred mezzanine class	2,187	2,197
Corporate debt securities	380	342
Equity securities	1,005	1,006
Total	$188,952	$187,569

There were no single issuers with an aggregate book value which exceeded ten percent (10%) of total shareholder’s equity.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on book value, at June 30, 2012 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$—	$—	$—	$1,938	$—	$—	$1,938
Yield				4.21%			4.21%
Obligations of state and political subdivisions (1)		1,387	26,530	72,479			100,396
Yield		6.33%	4.71%	7.08%			6.30%
Corporate debt securities				380			380
Yield				1.08%			1.08%
Collateralized mortgage obligations
Government sponsored agencies					6,188		6,188
Yield					4.25%		4.25%
Private label					43,886		43,886
Yield					4.00%		4.00%
Residential mortgage-backed securities:
Government sponsored agencies					29,157		29,157
Yield					3.19%		3.19%
Pooled Trust Preferred Senior Class				1,670			1,670
Yield				0.00%			0.00%
Pooled Trust Preferred Mezzanine Class				2,187			2,187
Yield				0.00%			0.00%
Equity securities (2)						1,005	1,005
Yield						4.27%	4.27%
Total available-for-sale maturities	$—	$1,387	$26,530	$78,654	$79,231	$1,005	$186,807
Weighted yield	0.00%	6.33%	4.71%	6.64%	3.72%	4.27%	5.11%

Held-to-maturity securities
Obligations of state and political subdivisions			2,145	—			2,145
Yield			7.24%				7.24%
Total held-to-maturity securities	$—	$—	$2,145	$—	$—	$—	$2,145
Weighted yield	0.00%	0.00%	7.24%	0.00%	0.00%	0.00%	7.24%

(1) Yields on state and municipal securities have been adjusted to a tax equivalent yields using a 34% federal income tax rate.

(2) Yield represents actual return for the six months ended June 30, 2012.

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

Based on the Company’s evaluation at June 30, 2012, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of four PreTSLs.  The Company’s estimate of discounted cash flows it expects to receive was less than the securities’ carrying value resulting in a credit-related impairment charge to earnings of $96 thousand for the three and six months ended June 30, 2012.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At June 30, 2012, the amortized cost of our PreTSLs totaled $10.4 million with an estimated fair value of $3.9 million and is comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches.  All of the securities have been downgraded below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At June 30, 2012, three of these securities had no excess subordination and one had excess subordination of 16.10% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at June 30, 2012:

							Actual
						Current	Deferrals /
			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	(Insufficient)	Coverage	Excess	Performing	of Current	Future
Security	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
	(in thousands)
PreTSL IX	$287,880	$301,221	$(13,341)	95.57%	N/A	33	31.80%	1.61%
PreTSL XI	388,465	436,572	(48,107)	88.98%	N/A	43	32.30%	1.70%
PreTSL XIX	470,831	533,230	(62,399)	88.30%	N/A	48	27.60%	1.44%
PreTSL XXVI	638,500	549,974	88,526	116.10%	16.10%	53	29.40%	1.46%

The following list details information for each of the Company’s PreTSLs at June 30, 2012:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
Security	Class	Cost	Value	Gain/Loss	Ratings	Quarter to Date	Year to Date	Impairment
PreTSL IX	Mezzanine	$1,126	$395	$(731)	Ca/C	$96	$96	$1,776
PreTSL XI	Mezzanine	1,549	688	(861)	Ca/C	—	—	3,426
PreTSL XIX	Mezzanine	3,913	1,105	(2,808)	Ca/CC	—	—	3,262
PreTSL XXVI	Senior	3,813	1,669	(2,144)	B1/CCC	—	—	251
Total		$10,401	$3,857	$(6,544)		$96	$96	$8,715

The Company’s PreTSLs are evaluated for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2012.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  Since the middle of 2007, however, this option has all but disappeared.  Recently, the Company has observed an increase in prepayments by bank issuers with over $15 Billion in total assets.  As part of the Dodd Frank banking reform act, banks with over $15 billion in total assets will have their ability to include trust preferred securities they have issued as Tier 1 Capital phased out over a three year period beginning in 2013.  As a result, the Company has changed its prepayment assumptions so that 50% of issuers with total assets over $15 billion prepay in 2013, 25% in 2014 and 25% in 2015.  In addition, the Company has also assumed a 1% prepayment assumption for the issuer’s below $15 Billion in total assets based on the prepayments it has observed recently.  As a result of this change in prepayment assumption, the Company recognized a $96 thousand charge to earnings for Other Than Temporary Impairment for PreTSL IX in the quarter ended June 30, 2013.  Credit losses increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess spread that would be available to absorb expected losses.  Excess spread is the difference between the interest received from the issuers that collateralize a PreTSL and the interest paid on the securities issued by PreTSL.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings of $96 thousand for the three and six months ended June 30, 2012.

The table below provides a roll forward of cumulative credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)

	2012	2011
Beginning Balance January 1	$8,619	$22,598
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	96	349
Less: Sale of PreTSLs for which OTTI was previously recognized		(14,777)
Ending Balance, June 30	$8,715	$8,170

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $8.9 million and $9.7 million at June 30, 2012 and December 31, 2011, respectively.  FRB stock of $1.4 million is included in Other Assets at June 30, 2012 and

December 31, 2011.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at June 30, 2012.

Loans

The net loan balance declined during the six months ended June 30, 2012 primarily as a result of payoffs and transfers to OREO.  Net loans declined $55.9 million, or 8.5%, to $603.1 million at June 30, 2012 from $659.0 million at December 31, 2011.  Net loans represented 62.3% of total assets at June 30, 2012, compared to 59.8% at December 31, 2011.  Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio.  This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, construction land acquisition and development, residential real estate and home equity loans, declined by $13.4 million, or 3.2% to $403.2 million at June 30, 2012, from $416.7 million at December 31, 2011.  Real estate secured loans as a percentage of total gross loans were 64.8% at June 30, 2012, compared to 61.3% at December 31, 2011.

Commercial and industrial loans decreased $49.9 million, or 28.6%, during the year from $174.2 million at December 31, 2011 to $124.4 million at June 30, 2012.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  The decrease was primarily due to the payoff of cash secured loans in the solid waste landfill industry.  Loans secured by commercial real estate decreased $7.4 million, or 2.9%, from $256.5 million at December 31, 2011 to $249.1 million at June 30, 2012.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The decrease in commercial real estate loans is primarily attributable to pay downs and transfers to OREO.  Construction, land acquisition and development loans decreased $3.1 million, or 9.4%, during the year from $33.5 million at December 31, 2011 to $30.3 million at June 30, 2012.  The decrease in construction land acquisition and development loans is primarily attributable to charge-offs, transfers to OREO and a decrease in lending in this segment.

Residential real estate loans increased $6.3 million, or 7.9%, during the year from $80.1 million at December 31, 2011 to $86.4 million at June 30, 2012.  The components of residential real estate loans include fixed and variable rate mortgage loans.  The Company continues to adhere to a philosophy of underwriting fixed rate purchases and refinancing of residential mortgage loans that are generally then sold in the secondary market to reduce interest rate risk and provide funding for additional loans.

Consumer loans decreased $1.7 million during the year, or 1.5%, from $111.8 million at December 31, 2011 to $110.1 million at June 30, 2012.  The decrease was primarily the result of pay downs.

Loans to state and political subdivisions decreased $1.3 million, or 5.6%, during the year from $23.5 million at December 31, 2011 to $22.2 million at June 30, 2012.  The decrease in loans to state and political subdivisions was due to state and municipal government’s ability to refinance their outstanding obligations with lower cost funding.

Details regarding the loan portfolio are as follows:

	June 30,	December 31,
(in thousands)	2012	2011
Residential real estate	$86,361	$80,056
Commercial real estate	249,079	256,508
Construction, land acquisition and development	30,312	33,450
Commercial and industrial	124,375	174,233
Consumer	110,119	111,778
State and political subdivisions	22,179	23,496
Total loans, gross	622,425	679,521
Unearned discount	(130)	(159)
Net deferred loan fees and costs	358	516
Allowance for loan and lease losses	(19,600)	(20,834)
Loans, net	$603,053	$659,044

Loan Concentrations: At June 30, 2012 and December 31, 2011, the Company’s loan portfolio was concentrated in the following industries.  All loans included in the Solid Waste Landfills are fully secured by cash collateral on deposit at the Bank.

	June 30, 2012		December 31, 2011
(In thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans

Land subdivision	$19,498	3.13%	$19,626	2.89%
Shopping centers/complexes	18,351	2.95%	18,722	2.76%
Gas stations	13,043	2.10%	17,118	2.52%
Office complexes/units	16,688	2.68%	16,091	2.37%
Solid waste landfills	1,674	0.27%	42,270	6.22%

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

The following table reflects non-performing loans (including non-performing TDRs), OREO and performing TDRs at the dates noted:

	June 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$19,216	$19,913
Loans past due 90 days or more and still accruing	23	5
Total Non-Performing Loans	19,239	19,918
Other Real Estate Owned	5,302	6,958
Total Non-Performing Loans and OREO	$24,541	$26,876
Performing TDRs	$5,506	$5,680
Non-performing loans as a percentage of gross loans	3.09%	2.93%

The average balance of impaired loans was $22.9 million and $29.2 million for the six months ended June 30, 2012 and 2011, respectively.  The Company recorded $82 thousand and $40 thousand of interest income on impaired loans for the three months ended June 30, 2012 and 2011, respectively, and $167 thousand and $69 thousand of interest income on impaired loans for the six months ended June 30, 2012, respectively.

In the six months ended June 30, 2012, total non-performing loans and OREO decreased $2.3 million, or 8.7%, from $26.9 million at December 31, 2011 to $24.5 million at June 30, 2012, primarily attributable to the decline in OREO inventory.  Non-performing loans and OREO represented 59.4% of shareholders’ equity at June 30, 2012, as compared to 67.3% of shareholders’ equity at December 31, 2011.  The decrease in non-performing loans and OREO as a percentage of shareholders’ equity was driven primarily as a result of the $2.3 million reduction in non-performing loans and OREO coupled with an increase in the Company’s equity as a result of a $3.5 million decrease in unrealized holding losses on the Company’s holdings of securities.  Included in non-performing assets are non-accrual loans which decreased $0.7 million during the period.

The additional interest income that would have been earned on non-accrual and restructured loans for the three months ended June 30, 2012 and 2011 in accordance with their original terms approximated $430 thousand and $684 thousand, respectively, and for the six months ended June 30, 2012 and 2011 approximated $835 thousand and $1.4 million, respectively.

Changes in non-performing loans for the periods indicated are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$19,082	$28,467	$19,913	$28,366
Newly placed on non-accrual	2,143	—	3,084	7,568
Loans past due 90 days or more and still accruing	(119)	(151)	23	74
Transferred to OREO	(267)	(252)	(506)	(2,356)
Additional charge-offs	(889)	(1,203)	(1,077)	(1,203)
Loan payments	(711)	—	(2,198)	(861)
Loans sold	—	—	—	(4,727)
Balance at end of period	$19,239	$26,861	$19,239	$26,861

During the three months ended June 30, 2012, a $1.5 million credit was placed on non-accrual status.  This credit represents a commercial loan secured by commercial real estate.  Due to the collateral value, no allocation is provided for this credit in the allowance for loan and lease losses.

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

The following table outlines delinquency within the Company’s loan portfolio:

	June 30, 2012	December 31, 2011
Accruing:
30-59 days	0.26%	0.40%
60-89 days	0.24%	0.19%
90 + days	0.00%	0.00%
Non-Accrual	3.09%	2.93%
Total Delinquencies	3.59%	3.52%

Delinquencies for accruing loans remained relatively stable in 2012 compared to 2011 due to transfers of loans to non-accrual and more rigorous collection activity.  The increases in the delinquency percentages are predominately attributable to the significant decrease in the Company’ loan portfolio.  In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

At June 30, 2012 and December 31, 2011, the Company’s ratio of non-accrual loans to total gross loans was 3.1% and 2.9%, respectively.  The Company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment.

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

The Company’s ALLL consists of both specific and general components. At June 30, 2012, the ALLL that related to impaired loans was $279 thousand, or 1.4% of total ALLL. The ALLL also included a general allocation of $19.3 million, which represented 98.6% of the total ALLL of $19.6 million. The ratio of the ALLL to total loans at June 30, 2012 and December 31, 2011 was 3.15% and 3.07%, respectively, based on total loans of $622.4 million and $679.5 million, respectively.

The following table presents an allocation of the ALLL and percent of loans in each category at June 30, 2012 and December 31, 2011:

Allocation of the Allowance for Loan Losses

(in thousands)

	June 30, 2012		December 31, 2011
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$2,005	13.88%	$1,823	7.81%
Commercial real estate	9,792	40.02%	11,151	37.64%
Construction, land acquisition & development	1,665	4.87%	2,590	4.45%
Commercial and industrial	4,058	19.98%	3,292	24.80%
Consumer	1,624	17.69%	1,526	21.84%
State and political subdivision	456	3.56%	452	3.46%
Total	$19,600	100.00%	$20,834	100.00%

The following table outlines the changes in the allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011.

Analysis of the Allowance for Loan and Lease Losses

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Balance at the beginning of the period	$20,664	$24,230	$20,834	$22,575

(Credit) provision for loan losses	(280)	765	(416)	2,509

Loans Charged Off:
Residential real estate	(131)	(145)	(443)	(281)
Commercial real estate	(742)	(1,376)	(896)	(1,833)
Commercial land acquisition and development	—	—	—	(6)
Commercial and industrial	(101)	(15)	(150)	(124)
Consumer	(170)	(117)	(249)	(337)
State and political subdivisions	—	—	—	—

Total loans charged-off	(1,144)	(1,653)	(1,738)	(2,581)

Recoveries:
Residential real estate	15	7	34	14
Commercial real estate	13	11	330	24
Commercial land acquisition and development	234	117	255	823
Commercial and industrial	57	173	182	247
Consumer	41	51	119	90
State and political subdivisions	—	—	—	—

Total recoveries	360	359	920	1,198

Net charge-offs	(784)	(1,294)	(818)	(1,383)

Balance at end of period	$19,600	$23,701	$19,600	$23,701

Ratio of net charge-offs during the period as a percentage of average loans outstanding during the period	(0.12)%	(0.17)%	(0.12)%	(0.18)%
Ratio of allowance for loan losses as a percentage of gross loans at end of period	3.15%	3.08%	3.15%	3.08%

Other Real Estate Owned

OREO totaled $5.3 million at June 30, 2012, which is a decrease of $1.7 million from $7.0 million at December 31, 2011.  OREO consisted of 23 and 28 properties at June 30, 2012 and December 31, 2011, respectively. Eight of the properties held in OREO at June 30, 2012 totaled $3.9 million and represented approximately 73.4% of the total.  Included in OREO are three properties totaling $385 thousand, or 7.3%, of OREO, located outside of the Company’s general market area.  Additionally, $4.4 million, or 82.3%, of OREO is located in the Pocono Mountains region located within the Company’s primary market area that has been hit particularly hard during the recent economic recession.

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

The following table reflects the roll forward of OREO:

	June 30,
(in thousands)	2012	2011
Balance, beginning of year	$7,556	$9,633
Additions	506	2,356
Write-downs	(578)	(266)
Carrying value of OREO sold	(2,182)	(3,534)
Balance, end of year	$5,302	$8,189

The following schedule reflects a breakdown of OREO for the periods presented:

	June 30,	December 31,
(in thousands)	2012	2011
Land/Lots	$3,339	$4,443
Commercial Real Estate	1,696	1,695
Residential Real Estate	267	820
Total	$5,302	$6,958

Liabilities

Total liabilities were $926.4 million at June 30, 2012, a decrease of $136.3 million, or 12.8%, from $1.06 billion at December 31, 2011. The decrease is primarily attributable to the decrease in total deposits and borrowed funds. Total deposits decreased $120.4 million, or 12.6%, to $836.7 million at June 30, 2012 as compared to $957.1 million at December 31, 2011. During the same period, interest-bearing demand deposits decreased $67.7 million, or 20.7%, and total time deposits decreased by $61.0 million, or 14.9%. The $61.0 million decrease in total time deposits was largely attributable to a related party withdrawing approximately $40.6 million to pay off their cash collateralized solid waste landfill loans. These decreases were partially offset by increases of $5.4 million, or 4.1% in demand deposits and $2.9 million, or 3.3%, in savings deposits over the same period. Borrowed funds decreased by $12.3 million, or 14.7%, to $71.3 million at June 30, 2012 as compared to $83.6 million at December 31, 2011 as the Company used the proceeds generated by net loan repayments to pay down FHLB advances.

Equity

Total shareholders’ equity increased $1.4 million, or 3.5%, to $41.3 million at June 30, 2012 from $39.9 million at December 31, 2011. The increase is primarily due to a $3.5 million reduction in accumulated other comprehensive income from $4.0 million at

December 31, 2011 to $449 thousand at June 30, 2012. The decrease in accumulated other comprehensive income was primarily attributed to the increase in the fair value of securities held in the available-for-sale portfolio. Book value per common share was $2.51 at June 30, 2012 compared to $2.43 at December 31, 2011.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  Cash and cash equivalents (cash and due from banks and federal funds sold) are the Company’s most liquid assets.  At June 30, 2012, cash and cash equivalents totaled $92.8 million, a decrease of $75.9 million from $168.6 million at December 31, 2011. Investing activities provided $57.7 million of cash and cash equivalents during the year, while operating activities utilized $0.8 million and financing activities utilized $132.7 million. The cash flows provided by investing activities were largely attributable to the proceeds from maturities, calls and principal payments of investment securities totaling $19.4 million and net decrease in loans to customers totaling $56.2 million. The cash flows utilized by financing activities was primarily attributed to a $59.4 million decreases in demand deposits and savings accounts, a $61.0 million decrease in time deposits, and $12.3 of net repayments of FHLB borrowings.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The fair value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2012. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2012 remained constant.  The impact of the rate movements were developed by simulating the effect of an immediate rate shock from the June 30, 2012 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	6.43%	(9.19)%

Economic value at risk:
Percent change in economic value of equity	(1.47)%	10.20%

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

For the three and six month periods ended June 30, 2012, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first six months of 2012.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2011.

Item 4 - Controls and Procedures

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that, as of December 31, 2011, it had identified a material weakness in its internal control over the financial close process as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. While the Company made progress in remediating the deficiencies in its internal controls over financial reporting relating to the weaknesses noted in its 2011 Annual Report, all actions were not fully implemented and there was an insufficient period of time to determine whether those processes that were implemented were operating effectively as of June 30, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinements. Except for refinements necessary to correct the deficiencies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, there have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1 - Legal Proceedings.

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

Item 1A. - Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K for the year ending December 31, 2011.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not Applicable.

Item 5 - Other Information.

None.

Item 6 - Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q as filed on April 6, 2012 is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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