Form 10-Q
period 2012-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2012-11-14
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,442,119 shares
(Title of Class)	(Outstanding at November 9, 2012)

FIRST NATIONAL COMMUNITY BANCORP, INC.

PART I Financial Information

Item 1.  Financial Statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$22,918	$18,956
Interest-bearing deposits in other banks	75,895	149,690
Total cash and cash equivalents	98,813	168,646
Securities
Available-for-sale, at fair value	211,389	185,475
Held-to-maturity, at amortized cost (fair value $2,469 and $2,245)	2,172	2,094
Stock in Federal Home Loan Bank of Pittsburgh, at cost	6,854	8,399
Loans held for sale, at amortized cost	416	94
Loans, net of allowance for loan and lease losses of $20,527 and $20,834	611,545	659,044
Bank premises and equipment, net	19,267	18,846
Accrued interest receivable	2,877	2,552
Refundable federal income taxes	11,688	11,612
Intangible assets	674	797
Bank-owned life insurance	27,292	26,769
Other real estate owned	5,072	6,958
Other assets	16,124	11,353
Total Assets	$1,014,183	$1,102,639

Liabilities
Deposits:
Demand	$133,952	$124,733
Interest-bearing demand	311,311	336,182
Savings	84,365	87,712
Time ($100,000 and over)	148,673	199,790
Other time	178,133	208,719
Total deposits	856,434	957,136
Borrowed funds:
FHLB advances	32,621	48,261
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	67,931	83,571
Accrued interest payable	5,861	4,301
Other liabilities	44,608	17,706
Total liabilities	974,834	1,062,714

Shareholders’ Equity
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of September 30, 2012 and December 31, 2011
Issued and outstanding: 16,442,119 shares as of September 30, 2012 and December 31, 2011	20,552	20,552
Additional paid-in capital	61,557	61,557
Accumulated deficit	(46,870)	(38,217)
Accumulated other comprehensive income (loss)
Unrealized holding gain on available-for-sale securities, net of taxes	6,882	497
Unrealized non-credit holding loss on OTTI available-for-sale securities, net	(2,772)	(4,464)
Total accumulated other comprehensive income (loss), net of taxes	4,110	(3,967)
Total shareholders’ equity	39,349	39,925
Total Liabilities and Shareholders’ Equity	$1,014,183	$1,102,639

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Three Months Ended

Nine Months Ended

September 30,

September 30,

(in thousands, except share data)

2012

2011

2012

2011

Interest income

Interest and fees on loans

$

7,148

$

8,360

$

22,466

$

26,396

Interest and dividends on securities

Government agencies

289

743

994

2,492

State and political subdivisions, tax-free

985

1,262

2,948

4,078

State and political subdivisions, taxable

117

12

366

38

Other securities

403

72

1,236

174

Total interest and dividends on securities

1,794

2,089

5,544

6,782

Interest on interest-bearing deposits and federal funds sold

43

34

143

96

Total interest income

8,985

10,483

28,153

33,274

Interest expense

Deposits

Interest-bearing demand

172

232

512

1,383

Savings

41

60

131

242

Time ($100,000 and over)

345

375

1,145

1,737

Other time

711

1,253

2,390

3,661

Total interest on deposits

1,269

1,920

4,178

7,023

Interest on borrowed funds

Interest on FHLB advances

307

513

1,061

2,179

Interest on subordinated debentures

574

575

1,712

1,706

Interest on junior subordinated debentures

56

51

171

153

Total interest on borrowed funds

937

1,139

2,944

4,038

Total interest expense

2,206

3,059

7,122

11,061

Net interest income before provision for loan and lease losses

6,779

7,424

21,031

22,213

Provision (credit) for loan and lease losses

3,792

(462

)

3,376

2,047

Net interest income after provision for loan and lease losses

2,987

7,886

17,655

20,166

Non-interest income

Service charges

740

803

2,233

2,313

Net gain on the sale of securities

88

926

96

3,228

Gross other-than-temporary impairment (“OTTI”) gains

2,345

639

2,565

430

Portion of gain recognized in OCI (before taxes)

(2,345

)

(639

)

(2,661

)

(779

)

Other-than-temporary-impairment losses recognized in earnings

—

—

(96

)

(349

)

Net gain on the sale of loans held for sale

249

142

739

440

Net gain (loss) on the sale of other real estate owned

106

(31

)

260

2,536

Net gain on the sale of bank premises and equipment

—

—

—

20

Loan-related fees

115

122

364

481

Income from bank owned life insurance

171

200

523

595

Other

190

178

534

515

Total non-interest income

1,659

2,340

4,653

9,779

Non-interest expense

Salaries and employee benefits

3,733

3,563

10,992

10,418

Occupancy expense

630

765

1,729

2,263

Equipment expense

444

436

1,310

1,230

Advertising expense

102

142

390

485

Data processing expense

517

519

1,587

1,538

FDIC assessment

603

714

1,806

2,090

Bank shares tax

59

275

610

827

Expense of other real estate

1,049

1,333

1,453

2,021

Provision (credit) for off-balance sheet commitments

147

(61

)

334

(252

)

Legal expense

1,431

837

3,191

1,849

Professional fees

1,239

868

3,774

4,702

Insurance expense

210

260

695

457

Other operating expenses

1,003

1,009

3,090

3,088

Total non-interest expense

11,167

10,660

30,961

30,716

Loss before income taxes

(6,521

)

(434

)

(8,653

)

(771

)

Provision for income taxes

—

—

—

—

Net loss

$

(6,521

)

$

(434

)

$

(8,653

)

$

(771

)

Loss Per Share

Basic

$

(0.40

)

$

(0.03

)

$

(0.53

)

$

(0.05

)

Diluted

$

(0.40

)

$

(0.03

)

$

(0.53

)

$

(0.05

)

Cash Dividends Declared Per Common Share

$

—

$

—

$

—

$

—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

Basic

16,442,119

16,441,319

16,442,119

16,438,781

Diluted

16,442,119

16,441,319

16,442,119

16,438,781

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net loss	$(6,521)	$(434)	$(8,653)	$(771)
Other comprehensive income:
Unrealized gains on securities available for sale	4,652	4,541	9,769	13,650
Taxes	(1,583)	(1,544)	(3,321)	(4,641)
Net of tax amount	3,069	2,997	6,448	9,009

Non-credit related gains on OTTI securities not expected to be sold	2,345	570	2,565	779
Taxes	(797)	(194)	(873)	(265)
Net of tax amount	1,548	376	1,692	514

Reclassification adjustment for gains included in net loss	(88)	(926)	(96)	(2,879)
Taxes	30	315	33	979
Net of tax amount	(58)	(611)	(63)	(1,900)

Total other comprehensive income	4,559	2,762	8,077	7,623

Comprehensive income (loss)	$(1,962)	$2,328	$(576)	$6,852

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012  and 2011

(Unaudited)

	Number		Additional		Accumulated	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except share data)	Shares	Stock	Capital	Deficit	Loss	Equity
BALANCES, DECEMBER 31, 2010	16,433,020	$20,541	$61,539	$(37,882)	$(12,143)	$32,055
Net loss for the period	—	—	—	(771)	—	(771)
Other comprehensive income, net of tax of $3,927	—	—	—	—	7,623	7,623
Proceeds from the issuance of common shares through dividend	—	—	—	—	—	—
reinvestment plan	8,299	10	17	0	—	27
Balances, September 30, 2011	16,441,319	$20,551	$61,556	$(38,653)	$(4,520)	$38,934

BALANCES, DECEMBER 31, 2011	16,442,119	$20,552	$61,557	$(38,217)	$(3,967)	$39,925
Net loss for the period	—	—	—	(8,653)	—	(8,653)
Other comprehensive income, net of tax of $4,161	—	—	—	—	8,077	8,077
Balances, September 30, 2012	16,442,119	$20,552	$61,557	$(46,870)	$4,110	$39,349

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(8,653)	$(771)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net accretion of investment securities	(1,308)	(931)
Equity in trust	(3)	(3)
Depreciation and amortization	920	1,163
Provision for loan and lease losses	3,376	2,047
Provision (credit) for off balance sheet commitments	334	(252)
Net gain on sale of investment securities	(96)	(3,228)
Other-than-temporary- impairment losses	96	349
Gain on the sale of loans held for sale	(739)	(440)
Gain on the sale of other real estate owned	(260)	(2,536)
Write-down of other real estate owned	808	1,134
Gain on disposition of bank premises and equipment	—	(20)
Income from bank owned life insurance	(523)	(595)
Proceeds from the sale of loans held for sale	23,940	19,494
Funds used to originate loans held for sale	(23,679)	(17,466)
Increase in accrued interest payable	1,560	1,013
Decrease in accrued expenses and other liabilities	(2,138)	(154)
(Increase) decrease in accrued interest receivable	(325)	604
Increase in refundable federal income taxes	(76)	(36)
Decrease in prepaid expenses and other assets	1,856	6,890
Net Cash (Used in) Provided by Operating Activities	(4,910)	6,262

Cash Flows from Investing Activities:
Investment Securities :
Proceeds from maturities, calls and principal payments	26,861	22,142
Proceeds from sales	—	50,624
Purchases	(21,358)	(5,133)
Purchases of Federal Reserve Bank stock	(90)	—
Redemption of FHLB stock	1,545	1,470
Net decrease in loans to customers	43,181	68,617
Proceeds from the sale of other real estate owned	2,723	6,544
Purchases of bank premises and equipment	(1,443)	(636)
Proceeds from the sale of bank premises and equipment	—	32
Net Cash Provided by Investing Activities	51,419	143,660

Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest-bearing demand, and savings deposits	(18,999)	24,380
Net decrease in time deposits	(81,703)	(24,994)
Proceeds from FHLB advances	—	60,000
Repayment of FHLB advances	(15,640)	(109,976)
Repayment of other borrowed funds	—	(219)
Proceeds from issuance of common shares - share option plans	—	27
Net Cash Used in Financing Activities	(116,342)	(50,782)

Net (Decrease) Increase in Cash and Cash Equivalents	(69,833)	99,140
Cash & Cash Equivalents at Beginning of Period	168,646	74,505
Cash & Cash Equivalents at end of period	$98,813	$173,645

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$5,562	$10,048
Other transactions:
Securities purchased, not settled	29,665	5,489
Securities sold, not settled	(6,596)	—
Principal balance of loans transferred to OREO	1,385	3,339
Transfer from other assets to loans held for sale	—	947
Transfer from loans to loans held for sale	—	1,969

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Community Bancorp, Inc. and its wholly-owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of Management, all normal recurring adjustments necessary for the fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Prior period amounts were reclassified when necessary to conform with the current period’s presentation, and such reclassifications did not have an impact on the operating results or financial position of the Company.  The operating results and financial position of the Company for the three months and nine months ended September 30, 2012, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

In preparing the consolidated financial statements in accordance with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.  Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), valuations of securities, the evaluation of deferred income taxes, and the evaluation of securities and other real estate owned (“OREO”) for impairment. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011 Annual Report filed on Form 10-K and the March 31, 2012 and June 30, 2012 quarterly reports filed on Form 10-Q.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012, for items that could potentially be recognized or dislosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Note 2.   New Authoritative Accounting Guidance

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

ASU No. 2011-05, “Presentation of Comprehensive Income, an update to ASC Topic 220 - Comprehensive Income,” was issued to improve the comparability, consistency and transparency of financial reporting.  The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income.  ASU No. 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this new guidance for the quarter ended March 31, 2012.  Accordingly, the Company presents comprehensive income in a separate Statement of Comprehensive Income.

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

Standards to be Adopted In Future Periods

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update.  The amendments require enhanced disclosures by requiring expanded information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this amendment on January 1, 2013, is not expected to have a material effect on the operating results or financial position of the Company.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This update simplifies the guidance for testing the decline in realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quanitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this amendment on January 1, 2013 is not expected to have a material effect on the operating results or financial position of the Company.

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

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010 without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term.  The Order is based on the results of an examination of the Bank as of March 31, 2009.  Since the examination, management has engaged in discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank.  Compliance with the Order is to be monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports on a monthly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are as follows:

(i) By October 31, 2010, the Board of Directors of the Bank (the “Board”) was required to adopt and implement a three-year strategic plan which must be submitted to the OCC for review and prior determination of no supervisory objection; the strategic plan must establish objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, and is to include strategies to achieve those objectives; if the strategic plan involves the sale or merger of the Bank, it must address the timeline and steps to be followed to provide for a definitive agreement within 90 days after the receipt of a determination of no supervisory objection;

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan, which must be submitted to the OCC for review and prior determination of no supervisory objection;

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

(iv) the Bank may not pay any dividend or capital distribution unless it is in compliance with the higher capital requirements required by the Order, the Capital Plan, applicable legal requirements and, then only after receiving a determination of no supervisory objection from the OCC;

(v) by November 15, 2010, the Committee must have reviewed the Board and the Board’s committee structure; by November 30, 2010, the Board was required to prepare or cause to be prepared an assessment of the capabilities of the Bank’s executive officers to perform their past and current duties, including those required to respond to the most recent examination report, and to perform annual performance appraisals of each officer;

(vi) by October 31, 2010, the Board was required to adopt, implement and thereafter ensure compliance with a comprehensive conflict of interest policy applicable to the Bank’s and the Company’s directors, executive officers, principal shareholders and their affiliates and such person’s immediate family members and their related interests, employees, and by November 30, 2010, was required to conduct a review of existing relationships with such persons to identify those, if any, not in compliance with the policy; and review all subsequent proposed transactions with such persons or modifications of transactions;

(vii) by October 31, 2010, the Board was required to develop, implement and ensure adherence to policies and procedures for Bank Secrecy Act (“BSA”) compliance; and account opening and monitoring procedures compliance;

(viii) by October 31, 2010, the Board was required to ensure the BSA audit function is supported by an adequately staffed department or third party firm; to adopt, implement and ensure compliance with an independent BSA audit; and to assess the capabilities of the BSA officer and supporting staff to perform present and anticipated duties;

(ix) by October 31, 2010, the Board was required to adopt, implement and ensure adherence to a written credit policy, including specified features, to improve the Bank’s loan portfolio management;

(x) the Board was required to take certain actions to resolve certain credit and collateral exceptions;

(xi) by October 31, 2010, the Board was required to establish an effective, independent and ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure the timely identification and categorization of problem credits; by October 31, 2010, to adopt and adhere to a program for the maintenance of an adequate ALLL, and to review the adequacy of the Bank’s ALLL at least quarterly;

(xii) by October 31, 2010, the Board was required to adopt and the Bank implement and adhere to a program to protect the Bank’s interest in criticized assets; and the Bank may only extend additional credit (including renewals) to a borrower whose loans are criticized under specified circumstances;

(xiii) by October 31, 2010, the Board was required to adopt and ensure adherence to action plans for each piece of other real estate owned;

(xiv) by November 30, 2010, the Board was required to develop, implement and ensure adherence to a policy for effective monitoring and management of concentrations of credit;

(xv) by October 31, 2010, the Board was required to revise and implement the Bank’s other than temporary impairment policy;

(xvi) by October 31, 2010, the Board was required to take action to maintain adequate sources of stable funding and liquidity and a contingency funding plan; by October 31, 2010, the Board was required to adopt, implement and ensure compliance with an independent, internal audit program; and

(xvii) take actions to correct cited violations of law; and adopt procedures to prevent future violations and address compliance management.

Federal Reserve Agreement. On November 24, 2010, the Company entered into the Agreement with the Reserve Bank. The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement include the following:

(i) the Company’s Board was required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with its Consent Order entered into with the OCC;

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

(viii) the Company was required to submit to the Reserve Bank, by January 23, 2011, an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis.  Thereafter, the Company must notify the Reserve Bank within 45 days of the end of any quarter in which the Company’s capital ratios fall below the approved capital plan’s minimum ratios, and submit an acceptable written plan to increase the Company’s capital ratios above the capital plan’s minimums;

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

(x) the Company was required to submit to the Reserve Bank, by January 23, 2011, acceptable written procedures to strengthen and maintain internal controls to ensure all required regulatory reports and notices filed with the Board of Governors are accurate and filed in accordance with the instructions for preparation;

(xi) the Company was required to submit to the Reserve Bank, by January 8, 2011, a cash flow projection for 2011, reflecting the Company’s planned sources and uses of cash, and submit a cash flow projection for each subsequent calendar year at least one month prior to the beginning of such year;

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

During the nine months ended September 30, 2012, and the year ended December 31, 2011, the Company incurred approximately $447 thousand and $1.0 million, respectively, of expenses related to complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company expects to continue to experience increased costs related to compliance with these regulatory agreements, primarily as a result of increased head count and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will continue to decrease from the 2011 level, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

The Order and Agreement have not and are not expected to have an impact on the Company’s ability to attract and maintain deposits or the Company’s cost of funds.  In order to meet the increased capital requirements imposed under the Order and the Agreement, however, unless the Company is able to raise additional capital, the Company could be limited in the aggregate amount of loans it can have outstanding, which may constrain loan growth.  While it is not anticipated that the Order and the Agreement will have an immediate impact on the Company’s net interest margin, the overall cost of compliance with the Order and the Agreement will continue to impact profitability through the forseeable future.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  At November 14, 2012, the Company and the Bank are restricted from paying any dividends without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain total risk-based capital equal to at least 13% of risk-weighted assets and Tier 1 capital equal to at least 9% of adjusted total assets.  At September 30, 2012 and December 31, 2011, the Bank did not meet these requirements.  The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at September 30, 2012 and December 31, 2011 are presented in the following table:

CAPITAL ANALYSIS

(in thousands)	September 30, 2012	December 31, 2011

Company
Tier I Capital:
Total Tier I Capital	$44,567	$53,059
Tier II Capital:
Subordinated notes	22,285	25,000
Allowable portion of allowance for loan losses	9,825	9,823
Total Tier II Capital	32,110	34,823
Total Risk-Based Capital	76,677	87,882
Total Risk Weighted Assets	$774,602	$774,452

Bank
Tier I Capital:
Total Tier I Capital	$74,360	$80,976
Tier II Capital:
Allowable portion of allowance for loan losses	9,821	9,819
Total Tier II Capital	9,821	9,819
Total Risk-Based Capital	84,181	90,795
Total Risk Weighted Assets	$774,241	$774,097

September 30, 2012
						Minimum to be Well
						Capitalized Under
			Minimum for Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$76,677	9.90%	$	>61,968	>8.00%	N/A	N/A
Bank	$84,181	10.87%	$	>61,939	>8.00%	$ >77,424	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$44,567	5.75%	$	>30,984	>4.00%	N/A	N/A
Bank	$74,360	9.60%	$	>30,970	>4.00%	$ >46,454	>6.00%
Tier I Capital (to Average Assets)
Company	$44,567	4.51%	$	>39,543	>4.00%	N/A	N/A
Bank	$74,360	7.52%	$	>39,528	>4.00%	$ >49,410	>5.00%

December 31, 2011
						Minimum to be Well
						Capitalized Under
			Minimum for Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Company	$87,882	11.35%		$61,956	>8.00%	N/A	N/A
Bank	$90,795	11.73%		$61,928	>8.00%	$77,410	>10.00%
Tier I Capital (to Risk Weighted Assets)
Company	$53,059	6.85%		$30,978	>4.00%	N/A	N/A
Bank	$80,976	10.46%		$30,964	>4.00%	$46,446	>6.00%
Tier I Capital (to Average Assets)
Company	$53,059	4.72%		$44,992	>4.00%	N/A	N/A
Bank	$80,976	7.20%		$44,978	>4.00%	$56,227	>5.00%

Note 4.   Loans

Loans receivable, net, consists of the following at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Residential real estate	$87,836	$80,056
Commercial real estate	256,673	256,508
Construction, land acquisition and development	27,980	33,450
Commercial and industrial	125,399	174,233
Consumer	110,947	111,778
State and political subdivisions	23,067	23,496
Total loans, gross	631,902	679,521
Unearned discount	(116)	(159)
Net deferred loan fees and costs	286	516
Allowance for loan and lease losses	(20,527)	(20,834)
Loans, net	$611,545	$659,044

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  See Note 9 to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans for sale in the secondary market.  During the three and nine months ended September 30, 2012, the Company sold $6.5 million and $23.2 million, respectively, of one-to-four family mortgages.  The Company retains servicing rights on these mortgages.

The Company had $416 thousand and $94 thousand in loans held-for-sale at September 30, 2012 and December 31, 2011, respectively.  All loans held for sale are one-to-four family residential mortgage loans.

The Company does not have any lending programs commonly referred to as subprime lending.  Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

See Note 2 to the Company’s consolidated financial statements included in its 2011 Annual Report on Form 10-K for the risk characteristics related to the Company’s loan portfolio segments.

The Company provides for loan losses based on the consistent application of its documented ALLL methodology.  Loan losses are charged to the ALLL and recoveries are credited to it.  Additions to the ALLL are provided by charges against income based on various factors which, in management’s  judgment, deserve current recognition of estimated probable losses.  Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below.  The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with U.S. GAAP.  The ALLL consists primarily of the following two components:

(1)         Specific allowances are established for impaired loans (defined by the Company as all loan relationships with an aggregate outstanding balance greater than $100,000 rated doubtful or substandard and on non-accrual status and all troubled debt restructured loans (“TDRs”)).  The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans.  Impaired loans that have no impairment losses are not considered for general valuation allowances described below.  If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)         General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The Company divides its portfolio into loan segments, with loans exhibiting similar risk characteristics.  These segments are further disaggregated into classes. Loans rated special mention or substandard and accruing that are embedded in these loan segments are then separated from these loan segments.  These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these specific loans.  The Company applies an estimated loss rate to each loan group.  The loss rates applied are primarily based on the Company’s own historical loss experience based on the loss rate for each group of loans with similar risk characteristics in its portfolio.  In addition, management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio that may differ from historical experience, which are discussed below.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s financial results.

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

Management makes adjustments  to its historical loan loss rates based on its evaluation of several qualitative and environmental factors, including but not limited to:

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

Each quarter management evaluates the ALLL and adjusts the ALLL as appropriate through a provision for loan losses. While the Company uses the best information available to make evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of its examination process, the OCC periodically reviews the Company’s ALLL. The OCC may require the Company to adjust the ALLL based on its analysis of information available to it at the time of its examination.

The following tables set forth activity in the ALLL, by loan type, for the three and nine months ended September 30, 2012 and  2011, respectively.

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Three Months Ended September 30, 2012:
Allowance for loan losses:

Beginning Balance, July 1, 2012	$2,005	$9,792	$1,665	$—	$4,058	$898	$726	$456	$19,600
Charge-offs	(92)	(144)	—	—	(3,185)	(198)	—	—	(3,619)
Recoveries	14	627	5	—	28	76	4	—	754
Provisions (credits)	22	(708)	62	157	4,137	181	(55)	(4)	3,792
Ending Balance, September 30, 2012	$1,949	$9,567	$1,732	$157	$5,038	$957	$675	$452	$20,527

Three Months Ended September 30, 2011:
Allowance for loan losses:

Beginning Balance, July 1, 2011	$2,238	$11,586	$3,663	$16	$4,675	$565	$607	$351	$23,701
Charge-offs	(871)	(252)	(171)	—	(52)	(128)	(99)	—	(1,573)
Recoveries	20	14	1,236	—	72	94	4	—	1,440
Provisions (credits)	574	685	(1,687)	—	(332)	149	211	(62)	(462)
Ending Balance, September 30, 2011	$1,961	$12,033	$3,041	$16	$4,363	$680	$723	$289	$23,106

Nine Months Ended September 30, 2012:
Allowance for loan losses:

Beginning Balance, January 1, 2012	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834
Charge-offs	(535)	(1,040)	—	—	(3,335)	(354)	(93)	—	(5,357)
Recoveries	48	957	260	—	210	184	15	—	1,674
Provisions (credits)	613	(1,501)	(1,118)	141	4,887	325	29	—	3,376
Ending Balance, September 30, 2012	$1,949	$9,567	$1,732	$157	$5,038	$957	$675	$452	$20,527

Nine Months Ended September 30, 2011:
Allowance for loan losses:

Beginning Balance, January 1, 2011	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575
Charge-offs	(1,152)	(2,085)	(177)	—	(176)	(360)	(204)	—	(4,154)
Recoveries	34	38	2,059	—	319	183	5	—	2,638
Provisions (credits)	903	4,440	(3,011)	5	(619)	260	346	(277)	2,047
Ending Balance, September 30, 2011	$1,961	$12,033	$3,041	$16	$4,363	$680	$723	$289	$23,106

The following tables represent the allocation of the allowance for loan losses and the related  loan portfolio segment disaggregated based on the impairment methodology at September 30, 2012 and December 31, 2011:

	Real Estate			Commercial & Industrial		Consumer
			Construction
			Land
			Acquisition					State and
	Residential	Commercial	and	Solid Waste		Indirect	Installment/	Political
(in thousands)	Real Estate	Real Estate	Development	Landfills	Other	Auto	HELOC	Subdivisions	Total
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$63	$318	$1	$—	$—	$—	$—	$—	$382
Collectively evaluated for impairment	1,886	9,249	1,731	157	5,038	957	675	452	20,145
Total	$1,949	$9,567	$1,732	$157	$5,038	$957	$675	$452	$20,527

Loans receivable:
Individually evaluated for impairment	$2,884	$14,170	$1,138	$—	$—	$—	$31	$215	$18,438
Collectively evaluated for impairment	84,952	242,503	26,842	19,653	105,746	70,284	40,632	22,852	613,464
Total	$87,836	$256,673	$27,980	$19,653	$105,746	$70,284	$40,663	$23,067	$631,902

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$65	$545	$91	$—	$—	$—	$—	$—	$701
Collectively evaluated for impairment	1,758	10,606	2,499	16	3,276	802	724	452	20,133
Total	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834

Loans receivable:
Individually evaluated for impairment	$3,615	$13,012	$2,979	$—	$4,066	$—	$31	$—	$23,703
Collectively evaluated for impairment	76,441	243,496	30,471	42,270	127,897	63,722	48,025	23,496	655,818
Total	$80,056	$256,508	$33,450	$42,270	$131,963	$63,722	$48,056	$23,496	$679,521

Credit Quality Indicators — Commercial Loans

The Company continuously monitors the credit quality of its commercial loans receivable.  Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loan receivables.

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

A formal loan classification and credit grading system reflects the risk of default and credit losses. The Company maintains a written description of the risk ratings that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The process identifies groups of loans that warrant the special attention of management. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the Board with periodic reports by risk category. The credit risk ratings play an important role in the establishment and evaluation of the ALLL.  After determining the historical loss factor which is adjusted for qualitative and environmental factors for each portfolio segment, segment balances collectively evaluated for impairment are then multiplied by the general reserve loss factor for the respective portfolio segments to determine the general reserve.  Loans that have an internal credit rating of special mention or substandard follow the same process; however, the qualitative and environmental factors are further adjusted for the increased risk.

The Company utilizes a loan rating system that that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  Management analyzes these non-homogeneous loans by individually grading the loans as to credit risk and probability of collection for each class of receivables.  Commercial loans include commercial indirect auto loans which are not individually risk rated.  These auto loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators — Other Loans” below.  The grading system contains the following basic risk categories:

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

The following table details the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at September 30, 2012 and December 31, 2011:

September 30, 2012
	Real Estate			Commercial and Industrial
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Consumer Installment / HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$17,956	$216,514	$18,048	$19,653	$88,866	$3,123	$22,852	$387,012
Special Mention	677	7,563	6,000	—	7,135	—	—	21,375
Substandard	2,706	32,596	1,727	—	3,460	144	215	40,848
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans Recievable	$21,339	$256,673	$25,775	$19,653	$99,461	$3,267	$23,067	$449,235

December 31, 2011
	Real Estate			Commercial and Industrial
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Consumer Installment/ HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$19,267	$198,730	$15,924	$42,270	$117,104	$2,489	$23,464	$419,248
Special Mention	313	12,908	256	—	3,690	288	—	17,455
Substandard	3,906	44,870	14,090	—	5,532	144	32	68,574
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans Receivable	$23,486	$256,508	$30,270	$42,270	$126,326	$2,921	$23,496	$505,277

Credit Quality Indicators — Other Loans

Residential, consumer and commercial and consumer indirect auto loans are monitored on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more are considered non-accrual.  The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools.  The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity at September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
	Performing	Non-accrual		Performing	Non-accrual
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Residential Real Estate	$64,689	$1,808	$66,497	$55,112	$1,458	$56,570
Commercial Real Estate	—	—	—	—	—	—
Construction, Land Acquisition and Development	2,205	—	2,205	3,180	—	3,180
Indirect Auto - Commercial	6,285	—	6,285	5,637	—	5,637
Indirect Auto - Consumer	70,233	51	70,284	63,718	4	63,722
Installment/HELOC	37,396	—	37,396	45,103	32	45,135
Total	$180,808	$1,859	$182,667	$172,750	$1,494	$174,244

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment in these non-accrual loans was $13.3 million and $19.9 million at September 30, 2012 and December 31, 2011, respectively.  Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be fewer than 90 days delinquent and still be on a non-accrual status.  Loans past due 90 days or more and still accruing interest were $13 thousand and $5 thousand at September 30, 2012 and December 31, 2011, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following tables set forth the detail, and delinquency status, of past due and non-accrual loans at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Delinquecy Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (Accruing) Loans:
Real Estate
Residential Real Estate	$83,151	$404	$432	$—	$83,987
Commercial Real Estate	237,282	10,979	74	—	248,335
Construction, Land Acquisition and Development	27,310	30	—	—	27,340
Total Real Estate	347,743	11,413	506	—	359,662

Commercial and Industrial
Solid Waste Landfills	19,653	—	—	—	19,653
Other	105,017	533	30	13	105,593
Total Commercial and Industrial	124,670	533	30	13	125,246

Consumer
Indirect Auto	69,244	889	100	—	70,233
Installment/HELOC	39,866	369	332	—	40,567
Total Consumer	109,110	1,258	432	—	110,800

State and Political Subdivisions	22,852	—	—	—	22,852
Total Performing (Accruing) Loans	604,375	13,204	968	13	618,560

Non-Accrual Loans:
Real Estate
Residential Real Estate	526	160	139	3,024	3,849
Commercial Real Estate	174	66	287	7,811	8,338
Construction, Land Acquisition and Development	—	—		640	640
Total Real Estate	700	226	426	11,475	12,827

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	18	80	—	55	153
Total Commercial and Industrial	18	80	—	55	153

Consumer
Indirect Auto	2	—	—	49	51
Installment/HELOC	—	—	—	96	96
Total Consumer	2	—	—	145	147

State and Political Subdivisions	215	—	—	—	215
Total Non-Accrual Loans	935	306	426	11,675	13,342

Total loans	$605,310	$13,510	$1,394	$11,688	$631,902

	December 31, 2011
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (Accruing) Loans:
Real Estate
Residential Real Estate	$74,379	$1,293	$248	$—	$75,920
Commercial Real Estate	243,873	2,381	1,235	—	247,489
Construction, Land Acquisition and Development	30,945	241	—	—	31,186
Total Real Estate	349,197	3,915	1,483	—	354,595

Commercial and Industrial
Solid Waste Landfills	42,270	—	—	—	42,270
Other	126,774	667	91	5	127,537
Total Commercial and Industrial	169,044	667	91	5	169,807

Consumer
Indirect Auto	62,753	845	120	—	63,718
Installment/HELOC	47,617	244	163	—	48,024
Total Consumer	110,370	1,089	283	—	111,742

State and Political Subdivisions	23,464	—	—	—	23,464
Total Peforming (Accruing) Loans	652,075	5,671	1,857	5	659,608

Non-Accrual Loans:
Real Estate
Residential Real Estate	1,994	964	94	1,084	4,136
Commercial Real Estate	291	220	—	8,508	9,019
Construction, Land Acquisition and Development	426	—	—	1,838	2,264
Total Real Estate	2,711	1,184	94	11,430	15,419

Commercial and Industrial
Solid Waste Landfills	—	—	—	—	—
Other	4,114	4	126	182	4,426
Total Commercial and Industrial	4,114	4	126	182	4,426

Consumer
Indirect Auto	—	—	—	4	4
Installment/HELOC	—	—	—	32	32
Total Consumer	—	—	—	36	36

State and Political Subdivisions	—	—	—	32	32
Total Non-Accrual Loans	6,825	1,188	220	11,680	19,913

Total Loans	$658,900	$6,859	$2,077	$11,685	$679,521

The total recorded investment in impaired loans, which consists of non-accrual loans greater than $100,000 and performing TDRs, amounted to $18.4 million and $23.7  million at September 30, 2012 and December 31, 2011, respectively.  The related allowance on impaired loans was $0.4 million and $0.7 million at September 30, 2012 and December 2011, respectively.

The following tables provide an analysis of our impaired loans, which include performing TDRs, at September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real Estate:
Residential Real Estate	$1,298	$1,428	$—
Commercial Real Estate	7,479	9,534	—
Construction, Land Acquisition and Development	853	924	—
Total Real Estate Loans	9,630	11,886	—

Commercial and Industrial:
Solid Waste Landfills	—	—	—
Other	—	—	—
Total Commercial and Industrial Loans	—	—	—

Consumer:
Indirect Auto	—	—	—
Installment/HELOC	31	—	—
Total Consumer Loans	31	—	—

State and Political Subdivisions	215	219	—

Total Impaired Loans With No Related Allowance Recorded	$9,876	$12,105	$—

With a Related Allowance Recorded:
Real Estate:
Residential Real Estate	$1,586	$2,200	$63
Commercial Real Estate	6,691	6,742	318
Construction, Land Acquisition and Development	285	285	1
Total Real Estate Loans	8,562	9,227	382

Commercial and Industrial:
Solid Waste Landfills	—	—	—
Other	—	—	—
Total Commercial and Industrial Loans	—	—	—

Consumer:
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer Loans	—	—	—

State and Political Subdivisions	—	—	—

Total Impaired Loans with a Related Allowance Recorded	$8,562	$9,227	$382

Total Impaired Loans:
Real Estate:
Residential Real Estate	$2,884	$3,628	$63
Commercial Real Estate	14,170	16,276	318
Construction, Land Acquisition and Development	1,138	1,209	1
Total Real Estate Loans	18,192	21,113	382

Commercial and Industrial
Solid Waste Landfills
Other	—	—	—
Total Commercial and Industrial Loans	—	—	—

Consumer
Indirect Auto
Installment/HELOC	31	—	—
Total Consumer Loans	31	—	—

State and Political Subdivisions	215	219	—

Total Impaired Loans (1)	$18,438	$21,332	$382

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real Estate:
Residential Real Estate	$961	$1,097	$—
Commercial Real Estate	725	815	—
Construction, Land Acquisition and Development	2,058	5,387	—
Total Real Estate Loans	3,744	7,299	—

Commercial and Industrial:
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial Loans	4,066	4,601	—

Consumer:
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer Loans	31	35	—

State and Political Subdivisions	—	—	—

Total Impaired Loans With No Related Allowance Recorded	$7,841	$11,935	$—

With a Related Allowance Recorded:
Real Estate:
Residential Real Estate	$2,654	$3,274	$65
Commercial Real Estate	12,287	14,187	545
Construction, Land Acquisition and Development	921	984	91
Total Real Estate Loans	15,862	18,445	701

Commercial and Industrial:
Solid Waste Landfills	—	—	—
Other	—	—	—
Total Commercial and Industrial Loans	—	—	—

Consumer:
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer Loans	—	—	—

State and Political Subdivisions	—	—	—

Total Impaired Loans with a Related Allowance Recorded	$15,862	$18,445	$701

Total Impaired Loans:
Real Estate:
Residential Real Estate	$3,615	$4,371	$65
Commercial Real Estate	13,012	15,002	545
Construction, Land Acquisition and Development	2,979	6,371	91
Total Real Estate Loans	19,606	25,744	701

Commercial and Industrial
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial Loans	4,066	4,601	—

Consumer
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer Loans	31	35	—

State and Political Subdivisions	—	—	—

Total Impaired Loans (1)	$23,703	$30,380	$701

(1)         Non-accrual loans with outstanding balances of less than $100 thousand are not considered for individual impairment evaluation and, accordingly, are not included in the table above.  However, these loans are evaluated collectively as homogenous pools in the general allowance calculation under ASC Topic 310. Total non-accrual loans with individual balances of less than $100 thousand equaled $2.1 million at September 30, 2012 and $1.9 million at December 31, 2011.

The following table presents by loan portfolio class the average balance and the interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real Estate:
Residential Real Estate	$4,227	$1	$3,593	$1	$4,234	$6	$2,860	$4
Commercial Real Estate	15,421	83	13,958	72	14,302	222	12,628	113
Construction, Land Acquisition & Development	2,361	8	5,169	11	2,707	29	7,263	26
Total Real Estate	22,009	92	22,720	84	21,243	257	22,751	143

Commercial and Industrial:
Solid Waste Landfills	—	—	—	—	—	—	—	—
Other	2,308	—	5,008	1	3,305	—	5,228	9
Total Commercial and Industrial	2,308	—	5,008	1	3,305	—	5,228	9

Consumer:
Indirect Auto	71	—	11	—	43	—	—	—
Installment/HELOC	—	—	5	—	1	—	105	—
Total Consumer	71	—	16	—	44	—	105	—

State and Political Subdivisions	202	—	—	—	137	—	—	—
Total Impaired Loans	$24,590	$92	$27,744	$85	$24,729	$257	$28,084	$152

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $376 thousand and $1.2 million for the three and nine months ended September 30, 2012, respectively, and $469 and $1.7 million for the three and nine months ended September 30, 2011, respectively.

Troubled Debt Restructured Loans

TDRs at September 30, 2012 and December 31, 2011 were $8.0 million and $10.8 million, respectively.  Included in the balances at September 30, 2012 were approximately $856 thousand of non-accrual TDRs and $7.2 million of performing TDRs, compared to $5.1 million of non-accrual TDRs and $5.7 million of performing TDRs at December 31, 2011.  Approximately $255 thousand and $185 thousand in specific reserves have been established for these loans as of September 30, 2012 and December 31, 2011, respectively.

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

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Residential Real Estate	—	$—	$—	—	$—	$—
Commercial Real Estate	2	1,996	1,996	2	1,996	1,996
Construction, Land Acquisition and Development	—			—	—	—
Commercial and Industrial	—	—	—	1	39	39
Total New Troubled Debt Restructuring	2	$1,996	$1,996	3	$2,035	$2,035

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Residential Real Estate	1	$124	$124	3	$317	$197
Commercial Real Estate	—	—	—	—	—	—
Construction, Land Acquisition and Development	1	4,681	4,681	1	4,681	4,681
Commercial and Industrial	1	470	470	6	1,373	1,373
Total New Troubled Debt Restructuring	3	$5,275	$5,275	10	$6,371	$6,251

The TDRs described above resulted in an increase to the allowance for loan losses through an allocation of a specific reserve of $217 thousand for the three months and nine months ended September 30, 2012.

The following table shows the types of modifications made during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012				Nine months ended September 30, 2012
			Contruction,				Contruction,
	Residential	Commercial	Land Acquisition		Residential	Commercial	Land Acquisition
(in thousands)	Real Estate	Real Estate	and Development	Total	Real Estate	Real Estate	and Development	Total
Type of modification
Extension of Term	$—	$—	$—	$—	$—	$—	$—	$—
Extension of Term and Rate Concession	—	1,996	—	1,996	—	1,996	39	2,035
Extension of Term and Principal Forgiveness	—	—	—	—	—	—	—	—
Total TDRs	$—	$1,996	$—	$1,996	$—	$1,996	$39	$2,035

	Three months ended September 30, 2011				Nine months ended September 30, 2011
			Contruction,				Contruction,
	Residential	Commercial	Land Acquisition		Residential	Commercial	Land Acquisition
(in thousands)	Real Estate	Real Estate	and Development	Total	Real Estate	Real Estate	and Development	Total
Type of modification
Extension of Term	$124	$4,681	$470	$5,275	$142	$4,681	$1,373	$6,196
Extension of Term and Rate Concession	—	—		—	—	—	—	—
Extension of Term and Principal Forgiveness	—	—		—	55	—	—	55
Total TDRs	$124	$4,681	$470	$5,275	$197	$4,681	$1,373	$6,251

The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the three and nine months ended September 30, 2012 and 2011 that were restructured within the last twelve months prior to such re-default:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Real Estate	—	$—	—	$—
Commercial Real Estate	—	—	—	—
Construction, Land Acquisition and Development	—	—	1	408
Commercial and Industrial	—	—	—	—
Total	—	$—	1	$408

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Real Estate	—	$—	—	$—
Commercial Real Estate	—	—	1	145
Contruction, Land Acquistion and Development	—	—	—	—
Commercial and Industrial	1	90	1	90
Total	1	$90	2	$235

Note 5.  Other Real Estate Owned

The following table reflects the components of OREO as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(in thousands)	2012	2011
Land/Lots	$3,129	$4,443
Commercial Real Estate	1,787	1,695
Residential Real Estate	156	820
Total	$5,072	$6,958

The following table reflects the activity in OREO for the nine months ended September 30, 2012 and 2011:

	September 30,
(in thousands)	2012	2011
Balance, beginning of year	$6,958	$9,633
Additions	1,385	3,339
Write-downs	(808)	(1,134)
Carrying value of OREO sold	(2,463)	(4,008)
Balance, end of period	$5,072	$7,830

The following table details the components of net expense of OREO for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Insurance	$60	$25
Legal fees	55	114
Maintenance	46	39
Professional Fees	178	184
Real estate taxes	224	481
Utilities	15	32
Other	80	30
Impairment charges	808	1,134
Total expense	1,466	2,039
Income from operation of foreclosed properties	(13)	(18)
Net OREO expense	$1,453	$2,021

Note 6.  Securities

All investment securities have been classified as either available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available-for-sale securities aggregated by investment category at September 30, 2012 and at December 31, 2011 are as follows:

September 30, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$1,827	$94	$—	$1,921
Obligations of state and political subdivisions	94,798	9,491	566	103,723
Collateralized mortgage obligations:			—
Government sponsored agency	10,478	345	6	10,817
Private Label	33,834	48	341	33,541
Residential mortgage-backed securities	52,400	1,646	168	53,878
Pooled Trust Preferred Senior Class	3,802	—	1,366	2,436
Pooled Trust Preferred Mezzanine Class	6,513	—	2,833	3,680
Corporate debt securities	500	—	118	382
Equity securities	1,010	1	—	1,011
Total securities available-for-sale	$205,162	$11,625	$5,398	$211,389

December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$7,893	$155	$—	$8,048
Obligations of state and political subdivisions	96,392	3,767	3,998	96,161
Collateralized mortgage obligations:
Government sponsored agency	8,093	380	5	8,468
Private label	36,607	13	364	36,256
Residential mortgage-backed securities:
Government sponsored agency	30,426	967	—	31,393
Pooled Trust Preferred Senior Class	3,833	—	2,229	1,604
Pooled Trust Preferred Mezzanine Class	6,732	—	4,535	2,197
Corporate debt securities	500	—	158	342
Equity securities	1,010	—	4	1,006
Total securities available-for-sale	$191,486	$5,282	$11,293	$185,475

The amortized cost, gross unrealized gains or losses, and the fair value of the Company’s held-to-maturity securities at September 30, 2012 and December 31, 2011 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2012
Obligations of state and political subdivisions	$2,172	$297	$—	$2,469

December 31, 2011
Obligations of state and political subdivisions	$2,094	$151	$—	$2,245

At September 30, 2012 and December 31, 2011, securities with a carrying amount of $175.7 million and $150.8 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s investments in debt securities at September 30, 2012 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$—	$—	$—	$—
One year through five years	1,305	1,253	—	—
After five years through ten years	26,597	28,611	2,172	2,469
After ten years	79,538	82,279	—	—
Collateralized mortgage obligations	44,312	44,357	—
Mortgage-backed securities	52,400	53,878	—	—
Total	$204,152	$210,378	$2,172	$2,469

For the three months and nine months ended September 30, 2012,  securities with an aggregate carrying value of $6.5 million were sold for an aggregate sales price of $6.6 million resulting in gross realized gains of $84 thousand. The settlement of these sales happened subsequent to September 30, 2012. Gross proceeds from the sale of securities for the three months and nine months ended September 30, 2011 were $34.5 million and $50.6 million, respectively. Gross realized gains were $926 thousand and $3.2 million, respectively, for the three months and nine months ended September 30, 2011. There were no securities sold at a realized loss during the three and nine months ended September 30, 2012 and 2011.

The Company recognized gains of $4 thousand and $12 thousand on securities called during the three months and nine months ended September 30, 2012, respectively.  The Company did not recognize any gains on securities called during the three months and nine months ended September 30, 2011.

The table below indicates the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	1,550	106	8,444	460	9,994	566
Collateralized mortgage obligations
Government sponsored agency	523	6	—	—	523	6
Private label	22,749	341	—	—	22,749	341
Residential mortgage-backed securities
Government sponsored agency	13,997	168	—	—	13,997	168
Pooled Trust Preferred Senior Class	—	—	2,436	1,366	2,436	1,366
Pooled Trust Preferred Mezzanine Class	—	—	3,680	2,833	3,680	2,833
Corporate debt securities	—	—	382	118	382	118
Equity Securities	—	—			—	—
Total	$38,819	$621	$14,942	$4,777	$53,761	$5,398

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	11,129	241	25,910	3,757	37,039	3,998
Collateralized mortgage obligations
Government sponsored agency	1,028	5	—	—	1,028	5
Private label	30,459	364	—	—	30,459	364
Residential mortgage-backed securities
Government sponsored agency	—	—	—	—	—	—
Pooled Trust Preferred Senior Class	—	—	1,604	2,229	1,604	2,229
Pooled Trust Preferred Mezzanine Class	—	—	2,197	4,535	2,197	4,535
Corporate debt securities	—	—	342	158	342	158
Equity Securities	996	4	—	—	996	4
	$43,612	$614	$30,053	$10,679	$73,665	$11,293

At September 30, 2012, excluding pooled trust preferred securities (“PreTSLs”), the Company held 42 debt securities in an unrealized loss position, which had depreciated 2.5% from their amortized cost basis. Substantially all of these securities are guaranteed by either the U.S. Government, U.S. government-sponsored agencies, or states or political subdivisions, and all are considered “Bank Quality Investment” grade. Seventy-six percent (76%) of the Company’s investment in obligations of state and political subdivisions are also guaranteed by underlying insurance which further secures the safety of principal. These unrealized losses are related directly to changes in current interest rates for similar types of securities. The Company does not intend to sell these securities and does not anticipate that it will be required to sell these securities before the full recovery of principal and interest due, which may be at maturity.  Therefore, the Company did not consider the carrying value of these securities to be other-than-temporarily impaired (“OTTI”) at September 30, 2012.

At September 30, 2012, the Company’s four PreTSLs, having realized cumulative OTTI losses of $8.7 million and unrealized losses of $4.2 million, have depreciated 40.7% and 70.7% from their current amortized cost and face values, respectively.

Management evaluates its investment securities for OTTI on a quarterly basis.  Unrealized losses on securities are considered to be other-than-temporarily-impaired when management believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors.  When a held-to-maturity or available-for-sale debt security is assessed for OTTI, management must first consider (a) whether the Company intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost.  If neither of these circumstances applies to the security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk).  In assessing the level of OTTI attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security.  As discussed previously, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income.  The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income.  When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Based on management’s evaluation at September 30, 2012, the Company has determined that the decreases in estimated fair value are temporary with the exception of four PreTSLs.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At September 30, 2012, the book value of the Company’s PreTSLs totaled $10.3 million with an estimated fair value of $6.1 million and is comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches and all possess credit ratings below investment grade. At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At September 30, 2012, two of these securities had no excess subordination and two had excess subordination: PreTSL IX had 6.1% and PreTSL XXVI had 16.8% of excess subordination of their respective current performing collateral. Excess subordination, also referred to as credit enhancement, is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a tranche by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at September 30, 2012:

							Actual
						Current	Deferrals /
			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	Insufficient	Coverage	Excess	Performing	of Current	Future
(dollars in thousands)	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
Security:
PreTSL IX	$287,880	$271,372	$16,508	106.08%	6.08%	33	27.50%	1.34%
PreTSL XI	388,075	435,397	(47,322)	89.13%	N/A	42	32.30%	1.64%
PreTSL XIX	467,831	525,958	(58,127)	88.95%	N/A	48	28.00%	1.33%
PreTSL XXVI	635,500	544,104	91,396	116.80%	16.80%	52	29.50%	1.50%

The following list details information for each of the Company’s PreTSLs at September 30, 2012:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
(in thousands)	Class	Cost	Value	Gain/Loss	Ratings	Quarter to Date	Year to Date	Impairment
Security:
PreTSL IX	Mezzanine	$1,109	$770	$(339)	Ca/C	$—	$96	$1,776
PreTSL XI	Mezzanine	1,490	1,099	(391)	Ca/C	—	—	3,426
PreTSL XIX	Mezzanine	3,914	1,811	(2,103)	Ca/CC	—	—	3,262
PreTSL XXVI	Senior	3,802	2,436	(1,366)	B1/B	—	—	251
Total		$10,315	$6,116	$(4,199)		$—	$96	$8,715

The Company’s PreTSLs are measured for OTTI within the scope of ASC Topic 320 by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third-party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2012.  The Company considers the discounted cash flow analysis to be our primary evidence for determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  From the middle of 2007 through most of 2011, this option had all but disappeared due to the instability of the financial services industry. However, the Company has recently observed an increase in prepayments by bank issuers with over $15 billion in total assets. As part of the Dodd- Frank Wall Street Reform and Consumer Protection Act of 2010, banks with over $15 billion in total assets will lose their ability to include trust preferred securities they have issued as Tier I Capital over a three-year phase-out period beginning in 2013. As a result, the Company has changed its prepayment assumptions from a zero-prepayments model to a tiered model assuming 50% of issuers with total assets over $15 billion prepay in 2013, 25% in 2014 and 25% in 2015 when modeling the cash flows of these securities.  In addition, the Company has also assumed a 1% prepayment assumption for issuers below $15 billion in total assets based on recently observed prepayments. As a result of this change in prepayment assumptions, the Company recognized a $96 thousand charge to earnings for OTTI for PreTSL IX during the second quarter of 2012.  Credit losses increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess spread that would be available to absorb expected losses. Excess spread is the difference between the interest received from the issuers that collateralize a PreTSL and the interest paid on the securities issued by the PreTSL.

•                  Credit Analysis — A quarterly credit evaluation is performed for each of the securities.  While the underlying core component of these securities are the credit characteristics of the underlying ‘issuers’, typically banks, other characteristics of the securities and issuers are evaluated and stressed to determine cash flow.  These include, but are not limited to, the interest rate payable by each issuer, certain derivative contracts, default timing, and interest rate volatility.  Issuer level credit considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local environment.  Depending upon the security, and its place in the capital structure, certain analytical assumptions are isolated with greater scrutiny.  The core analysis for each specific issuer focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated discounted projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings of $96 thousand for the nine months ended September 30, 2012. There was no impairment charge recorded during the three months ended September 30, 2012.

The table below provides a cumulative roll forward of credit losses recognized for the nine months ended September 30, 2012 and 2011:

	Nine months ended
	September 30,
(in thousands)	2012	2011
Beginning Balance January 1	$8,619	$22,598
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	96	349
Less: Sale of PreTSLs for which OTTI was previously recognized	—	(14,777)
Ending Balance, September 30	$8,715	$8,170

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $8.2 million and $9.7 million at September 30, 2012 and December 31, 2011, respectively.  FRB stock of $1.4 million and $1.3 million was included in other assets at September 30, 2012 and December 31, 2011.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2012.

Note 7.         Fair Value Measurements

In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches.  Accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the assumptions the market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price. The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs and the private label collateralized mortgage obligations (“PLCMOs”) in the Company’s securities portfolio are obtained from third-party service providers that prepared the valuations using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).  The valuation of PreTSLs is further described below and in Note 6 of these financial statements.

As of September 30, 2012, the Company owned four PreTSLs having an amortized cost of $10.3 million.  The market for these securities and similar securities was not active at September 30, 2012.  The limited level of observable inputs and market activity in this class of investments by the measurement date has resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  As such, the valuation of these investments is determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flows approach.  The Company takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations.  The difference between the discounted cash flow calculations for the purpose of estimating OTTI credit losses, described in Note 6, and the calculations used for fair value relates only to the discount rate used.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  Refer to the discussion of these variables in Note 6.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. The Company continues to monitor the market for PreTSLs to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third party service provider for the period it continues to use an outside valuation service.  As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above.  The Company then applies a 7% discount rate for PreTSL XXVI and a 10% discount rate for PreTSL IX, PreTSL XI and PreTSL XIX, to the expected cash flows to estimate fair value.

Changes to prepayment, default and discount rates assumptions will result in changes to the forecast cash flows and therefore changes to the fair values of the PreTSLs. An increase in prepayment assumptions increases the valuation of PreTSL IX and PreTSL XXVI and decreases the valuation of the remaining PreTSLs. The Company expects that an increase in default rates will decrease the fair value of the Company’s PreTSLs and a decrease in default rates will increase the fair value of these securities. The Company expects that an increase in discount rates will decrease the fair value of the PreTSLs and a decrease in discount rates will increase the fair value of these securities. The Company does not believe these unobservable inputs to be interrelated.

At September 30, 2012, the Company owned investment grade Private Label Collateralized Mortgage Obligations (“PLCMOs”), having an amortized cost of $33.8 million. PLCMOs are securitized products where payments from residential mortgage loans are pooled together and passed on to different classes of owners in various tranches. The market for such securities is generally characterized by a limited number of new issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices can generally be obtained for such securities, the level of market observable assumptions used is severely limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level. Because of the inactivity in the markets and the lack of observable valuation inputs, the PLCMOs were valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types. The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at September 30, 2012:

		Unobservable		Weighted
Security Type	Valuation Technique	Input	Range	Average
PLCMOs	Discounted cash flow	Prepayment rate	4.89 - 37.31%	10.95%
		Default rate	0.50 - 14.05%	7.43%
		Loss severity	24.00 - 76.31%	55.83%
		Discount Rate	3.25 - 5.00%	3.77%

Changes to prepayment, default, loss severity, and discount rate assumptions will result in changes to the forecast cash flows and therefore changes to their fair values. An increase in prepayment assumptions increases the valuation of those securities owned at a discount and decreases those owned at a premium. The Company expects that an increase in default rates will decrease the fair value of the Company’s PLCMOs and a decrease in default rates will increase the fair value of the securities. The Company expects that an increase in loss severity will decrease the fair value of these securities and a decrease in loss severity will increase the fair value of the Company’s PLCMOs. The Company expects that an increase in discount rates will decrease the fair value of these securities and a decrease in discount rates will increase the fair value of its PLCMOs. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption for loss severity and a directionally opposite change in the assumption used for prepayment rates.

As of September 30, 2012, the Company owned two securities issued by state and political subdivisions having an aggregated amortized cost of $1.9 million that are valued using Level 3 inputs.  Both subdivisions had their ratings withdrawn by nationally recognized credit rating agencies.  As a result of the rating withdrawals, the market for these securities at September 30, 2012 is no longer active.  These securities were historically priced using Level 2 inputs.  The credit withdrawals have resulted in a decline in the level of significant other observable inputs for these investment securities at the measurement date.  Broker pricing and bid/ask spreads are very limited for these securities. The value for one of the securities was based on similar nonrated Pennsylvania Sewer bonds adjusted for coupon and maturity date. For the other security, the Company obtained a bid indication from a third party municipal trading desk to determine the fair value.

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

Assets measured on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair value measurements at September 30, 2012
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,921	$—	$1,921	$—
Obligations of political and state subdivisions	103,723	—	101,850	1,873
Collateralized mortgage obligations
Government sponsored agency	10,817	—	10,817	—
Private label	33,541	—	—	33,541
Residential mortgage backed securities
Government sponsored agency	53,878	—	53,878	—
Pooled trust preferred Senior Class	2,436	—	—	2,436
Pooled trust preferred Mezzanine Class	3,680	—	—	3,680
Corporate debt securities	382	—	382	—
Equity securities	1,011	1,011	—	—
Total securities available for sale	$211,389	$1,011	$168,848	$41,530

	Fair value measurements at December 31, 2011
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$8,048	$—	$8,048	$—
Obligations of political and state subdivisions	96,161	—	93,350	2,811
Collateralized mortgage obligations
Government sponsored agency	8,468	—	8,468	—
Private label	36,256	—	—	36,256
Residential mortgage backed securities
Government sponsored agency	31,393	—	31,393	—
Pooled trust preferred Senior Class	1,604	—	—	1,604
Pooled trust preferred Mezzanine Class	2,197	—	—	2,197
Corporate debt securities	342	—	342	—
Equity securities	1,006	1,006	—	—
Total securities available for sale	$185,475	$1,006	$141,601	$42,868

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance December 31, 2011	$3,801	$2,811	$36,256	$42,868
Amortization	—	—	(348)	(348)
Accretion	—	—	90	90
Purchases			14,691	14,691
Paydowns	(154)	(410)	(10,692)	(11,256)
Sales and calls	—	(585)	(6,513)	(7,098)
Total gains or losses (realized/unrealized):
Included in earnings	(96)	1	84	(11)
Included in other comprehensive income	2,565	56	(27)	2,594
Balance at September 30, 2012	$6,116	$1,873	$33,541	$41,530

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2010	$3,069	$2,245	$—	$5,314
Amortization	—	—	—	—
Accretion	6	—	—	6
Purchases	—	—	5,070	5,070
Paydowns	—	(395)	—	(395)
Sales and calls	(19)	—	—	(19)
Total gains or losses (realized/unrealized):
Included in earnings	(349)	—	—	(349)
Included in other comprehensive income	773	(92)	—	681
Balance at September 30, 2011	$3,480	$1,758	$5,070	$10,308

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2012 and 2011.

Assets measured on a non-recurring basis

Assets measured at fair value on a non-recurring basis are summarized below:

Fair value measurements at September 30, 2012
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Colleral-dependent impaired loans (1)	$780			$780
Other real estate owned	$853			$853

Fair value measurements at December 31, 2011
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Colleral-dependent impaired loans (1)	$12,555			$12,555
Other real estate owned	$5,212			$5,212

(1)         Represents carrying value and related write-downs for which adjustments are based on appraised value.  Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal.  Such adjustments are based on management’s knowledge of the local real estate markets.

Collateral dependent impaired loans are classified as Level 3 assets and the estimated fair value of the collateral is based on independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not observable. Appraisals are adjusted by management for estimated costs to sell, which generally equals 10%, and is recorded through a valuation allowance.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific allowance or is charged-off.  The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

Other real estate owned properties are recorded at the fair value based on independent appraisals, which generally include various Level 3 inputs which are not observable, less the estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, the balance might be subject to additional write-downs.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amounts in the table above represent OREO at September 30, 2012 and December 31, 2011 that were subject to additional writedowns subsequent to foreclosure.

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

The estimated fair values of the Company’s financial instruments are as follows:

		September 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Measurement	Value	Value	Value	Value
Financial Assets
Cash and short term investments	Level 1	$98,813	$98,813	$168,646	$168,646
Securities	See previous table	213,561	213,858	187,569	187,720
FHLB & FRB Stock	Level 2	8,205	8,205	9,659	9,659
Loans held for sale	Level 2	416	416	94	94
Loans, net	Level 3	611,545	622,002	659,044	661,833
Mortgage servicing rights	Level 3	748	932	777	1,185
Accrued interest receivable	Level 2	2,877	2,877	2,552	2,552

Financial Libilities
Deposits	Level 2	$856,434	$861,071	$957,136	$964,238
Borrowed funds	Level 2	67,931	73,225	83,571	89,628
Accrued interest payable	Level 2	5,861	5,861	4,301	4,301

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share data)	2012	2011	2012	2011
Net loss	$(6,521)	$(434)	$(8,653)	$(771)

Weighted average shares outstanding - basic	16,442,119	16,441,319	16,442,119	16,438,781
Add: Common share equivalents	—	—	—	—
Weighted average shares outstanding - diluted	16,442,119	16,441,319	16,442,119	16,438,781

Earnings per share - basic	$(0.40)	$(0.03)	$(0.53)	$(0.05)
Earnings per share - diluted	$(0.40)	$(0.03)	$(0.53)	$(0.05)

Common share equivalents, in the table above, exclude 144,470 stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented.  Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.

Note 9.  Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the nine months ended September 30, 2012 and 2011:

	September 30,
(in thousands)	2012	2011
Outstanding at beginning of the year	$87,442	$92,217
New loans and advances	52,242	55,980
Repayments / reductions	(89,369)	(61,542)
Other*	—	(566)
Outstanding at end of period	$50,315	$86,089

* “Other” represents loans to related parties that ceased being related parties during the period.

At September 30, 2012, loans in the amount of $198 thousand to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.

Several large credits to a related party, fully secured by deposit accounts totaling $55.6 million were paid off during the nine months ended September 30, 2012.

Included in related party loans is $5.3 million outstanding under a commercial line of credit (“line”) to a company owned by a director. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $2.1 million is outstanding at September 30, 2012. The Bank received a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2012 and December 31, 2011 amounted to $78.1 million and $146.8 million, respectively.  Interest paid on the deposits amounted to $111 thousand and $390 thousand for the nine months ended September 30, 2012 and 2011, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties.  The Company believes these transactions were made with terms equivalent to those used in transacting business with unrelated parties.  The Company recorded payments for these services of $1.3 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million at September 30, 2012 and December 31, 2011.  No interest related to subordinated notes was paid to these parties for the nine months ended September 30, 2012 and 2011, respectively.  Interest accrued and unpaid on loans to directors totaled $1.9 million at September 30, 2012.

The Company leases its Honesdale branch from a related party.  The lease was entered into on market terms in the ordinary course of business.  Total lease payments were $7 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Note 10.  Stock Option Plans

On August 30, 2000, the Company’s Board adopted an Employee Stock Incentive Plan under which options may be granted to key officers and other employees of the Company.  The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares.  Options and rights granted under the plan become exercisable six months after the date the options are awarded and expire ten years after the award date.  Upon exercise, the shares are issued from the Company’s authorized but unissued stock.

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

The Employee Stock Incentive Plan and the Independent Directors Stock Option Plan terminated on August 30, 2010. Accordingly no further grants have been or will be made under these plans.

There was no compensation expense related to options under both the Employee Stock Incentive Plan and the Independent Directors Stock Option Plan for the nine months ended September 30, 2012 and 2011.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

	Nine months ended September, 30
	2012		2011
		Weighted		Weighted
		Average		Average
		Exerice		Exerice
	Shares	Price	Shares	Price
Outstanding at the beginning of the period	188,193	$12.62	222,616	$12.58
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(43,723)	$7.17	(13,224)	$9.06
Outstanding at the end of the period	144,470	$14.27	209,392	$12.81
Options exercisable at September 30,	144,470	$14.27	209,392	$12.81
Weighted average fair value of options granted during the year	—		—

There were no options exercised during these periods.  As of September 30, 2012, there was no unrecognized compensation expense.

Information pertaining to options outstanding at September 30, 2012 is as follows:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.01 - $23.13	144,470	3.9	$14.27	144,470	$14.27

As of September 30, 2012, there was no aggregate intrinsic value of exercisable options.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Form 10-K for the year ended December 31, 2011 and our Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

We are in the business of providing customary retail and commercial banking services to individuals and businesses.  Our core market is northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”), including this report, and the exhibits hereto, in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Readers should carefully review the risk factors described and in other documents that the Company periodically files with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations.  Management has identified the policies on the Allowance for Loan and Lease Losses (“ALLL”), valuation of securities, the evaluation of securities and Other Real Estate Owned (“OREO”) for impairment, and the evaluation of deferred income taxes, to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.

See Note 4 — “Loans” of the consolidated financial statements included in Item 1 in this Quarterly Report of Form 10-Q for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques would be used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (level 3).  For level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.  See Notes 6 and 7 of the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for more information about our securities valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held-to-maturity or available-for-sale in the investment portfolio are considered to be Other-than-temporarily impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including, but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income.  The Company recognized OTTI charges on securities of $96 thousand and $349 thousand for the nine months ended September 30, 2012 and September 30, 2011, respectively, within the consolidated statements of operations.  For both years, the OTTI charges relate mainly to estimated credit losses on pooled trust preferred securities. See Note 6 — “Securities” to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for additional information about our OTTI charges.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure or deed in-lieu of foreclosure, are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Generally, the fair value is based on appraised value through a current appraisal, adjusted by the estimated costs to sell the property. At the date of acquisition, any write down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis. In lieu of a current appraisal, the Company may also utilize current letters of intent, broker price opinions or executed agreements of sale to determine fair value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

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

In connection with determining our income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of our tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2012 and 2011, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

In May 2012, the Company was contact by the Internal Revenue Service for examination of its 2010 and 2009 income tax returns. The examinations are in the preliminary stages. The Company can provide no assurance as to how these audits will be resolved.

For a further discussion of the Company’s critical accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which lists and discusses the significant accounting policies used by management in the development and presentation of the financial statements. This Management’s Discussion and Analysis, the Notes to Consolidated Financial Statements, and other financial statement disclosures identify and address key variable and other qualitative and quantitative factors that are necessary for the understanding and evaluation of the Company’s financial position, results of operations and cash flows.

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

ASU No. 2011-05, “Presentation of Comprehensive Income, an update to ASC Topic 220 - Comprehensive Income,” was issued to improve the comparability, consistency and transparency of financial reporting.  The amendment provides the entity an option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income.  ASU No. 2011-05 is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this new guidance for the quarter ended March 31, 2012.  Accordingly, the Company presents comprehensive income in a separate Statement of Comprehensive Income.

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

Standards to be Adopted In Future Periods

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update.  The amendments require enhanced disclosures by requiring expanded information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this amendment on January 1, 2013, is not expected to have a material effect on the operating results or financial position of the Company.

In July 2012, the FASB issued an update ASU No. 2012-02,” Intangibles-Goodwill and Other(Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This update simplifies the guidance for testing the decline in realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quanitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this amendment on January 1, 2013 is not expected to have a material effecto on the operating results or financial position of the Company.

Regulatory Reform and Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) makes significant changes to the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes, many of which are designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  A discussion of certain aspects of the Dodd-Frank Act is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On June 6, 2012, federal bank regulatory agencies issued a series of proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

The Company recorded a net loss for the three-month period ended September 30, 2012 of $6.5 million, or $(0.40) per diluted common share, compared to a net loss of $434 thousand or $(0.03) per diluted common share, that was reported for the same period in the prior year. The net loss for the nine-month period ended September 30, 2012 was $8.7 million or $(0.53) per diluted common share, compared to a loss of $771 thousand or $(0.05) per diluted common share for the same period in the prior year.  The return on average equity was (16.17%) and (21.08%) for the three and nine months ended September 30, 2012, respectively, compared to (1.15%) and (2.22%) for the comparable periods in 2011.  Return on average assets was (0.66%) and (0.85%) for the three and nine months ended September 30, 2012, respectively, compared to (0.04%) and (0.07%) for the comparable periods in 2011.

The $6.1 million increase in net loss for the three months ended September 30 2012, as compared to the three months ended September 30, 2011, was largely due to a $4.3 million increase in the provision for loan and lease losses, which resulted primarily from a charge-off of one large commercial credit totaling $3.1 million. Also affecting the higher net loss were a $680 thousand decrease in non-interest income, a $1.5 million decrease in interest income partially offset by a $853 thousand reduction in interest expense, and a $508 thousand increase in non-interest expense. For the nine months ended September 30, 2012, the $7.9 million increase in net loss resulted from, a $5.1 million decrease in interest income partially offset by a $3.9 million reduction in interest expense, and a $1.3 million increase in the provision for loan losses.

Total assets decreased $88.5 million, or 8.0%, to $1.01 billion, at September 30, 2012, as compared to $1.10 billion at December 31, 2011, primarily due to a $69.8 million decrease in cash and cash equivalents and a $47.5 million decrease in loans net of ALLL. Partially offsetting these decreases was a $25.9 million increase in available-for-sale securities.

Total deposits decreased $100.7 million, or 10.5%, to $856.4 million at September 30, 2012, as compared to $957.1 million at December 31, 2011.  All major deposit categories were impacted except for demand deposits. Specifically, total time deposits decreased by $81.7 million, or 20.0%.  In addition, interest-bearing demand and savings deposits decreased $24.9 million or 7.4% and $3.3 million, or 3.8%, respectively. These decreases were partially offset by a $9.2 million, or 7.4%, increase in demand deposits.  The Company repaid FHLB advances in the amount of $15.6 million, which resulted in a 18.7% decrease in borrowed funds to $67.9 million at September 30, 2012 as compared to $83.6 million at December 31, 2011.

Total shareholders’ equity decreased $576 thousand, or 1.4%, to $39.3 million at September 30, 2012 from $39.9 million at December 31, 2011.  The year-to-date net loss was almost entirely offset by $8.1 million of other comprehensive income for the nine months ended September 30, 2012.

Summary of Performance

Net Interest Income

Net interest income consists of interest income and fees on interest-earning assets less interest expense on deposits and borrowed funds.  It represents the largest component of the Company’s operating income and as such is the primary determinant of profitability.  The net interest margin on a fully tax- equivalent basis is calculated by dividing tax- equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables set forth certain information relating to our consolidated statements of financial condition and operations for the three and nine month periods ended September 30, 2012 and 2011, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended September 30,			Three months ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Interest-Earning Assets (2) (6)
Loans-taxable (7)	$593,627	$6,816	4.59%	$668,288	$7,987	4.78%
Loans-tax free (7)	33,258	503	6.05%	32,078	566	7.05%
Total Loans (1)(2)	626,885	7,319	4.67%	700,366	8,553	4.89%
Securities-taxable	112,157	809	2.89%	131,298	827	2.52%
Securities-tax free	81,521	1,492	7.32%	107,519	1,912	7.11%
Total Securities (1)(3)	193,678	2,301	4.75%	238,817	2,739	4.59%
Interest-bearing deposits with banks and federal funds sold	87,017	43	0.20%	73,241	34	0.19%
Total interest-earning assets	907,580	9,663	4.26%	1,012,424	11,326	4.48%
Non interest-earning assets	101,027			107,852
Allowance for loan and lease losses	(19,861)			(25,050)
Total Assets	$988,746			$1,095,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	$290,843	172	0.24%	$313,369	232	0.30%
Savings deposits	90,094	41	0.18%	88,940	60	0.27%
Time deposits over $100,000	152,547	345	0.90%	207,061	375	0.73%
Other time deposits	183,736	711	1.55%	224,557	1,253	2.24%
Total Interest-bearing Deposits	717,220	1,269	0.71%	833,927	1,920	0.92%
Borrowed funds and other interest-bearing liabilities	69,915	937	5.36%	93,009	1,139	4.91%
Total Interest-Bearing Liabilities	787,135	2,206	1.12%	926,936	3,059	1.32%
Demand deposits	137,625			115,546
Other liabilities	23,656			14,981
Shareholders’ equity	40,330			37,763
Total Liabilities and Shareholders’ Equity	$988,746			$1,095,226
Net Interest Income/Interest Rate Spread (4)		7,457	3.14%		8,267	3.16%
Tax equivalent adjustment		(678)			(843)
Net interest income as reported		$6,779			$7,424

Net Interest Margin (5)			3.29%			3.27%

(1)         Interest income is presented on a tax equivalent basis using a 34% rate for 2012 and 2011.

(2)         Loans are stated net of unearned income and deferred loan fees or costs.

(3)         The yields for securities that are classified as available for sale is based on the average historical amortized cost.

(4)         Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.

(5)         Net interest income as a percentage of total average interest earning assets.

(6)         Non-accrual loans are included in loans within interest-earning assets.

(7)         Loan fees included in interest income are not significant.

	Nine months ended September 30,			Nine months ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Interest-Earning Assets (2) (6)
Loans-taxable (7)	$627,527	$21,370	4.54%	$700,280	$25,117	4.78%
Loans-tax free (7)	33,774	1,661	6.56%	36,873	1,938	7.01%
Total Loans (1)(2)	661,301	23,031	4.64%	737,153	27,055	4.89%
Securities-taxable	114,467	2,596	3.02%	136,382	2,704	2.64%
Securities-tax free	81,428	4,467	7.31%	117,194	6,179	7.03%
Total Securities (1)(3)	195,895	7,063	4.81%	253,576	8,883	4.67%
Interest-bearing deposits with banks and federal funds sold	84,974	143	0.22%	57,918	96	0.22%
Total interest-earning assets	942,170	30,237	4.28%	1,048,647	36,034	4.58%
Non interest-earning assets	102,245			106,365
Allowance for loan and lease losses	(20,573)			(24,218)
Total Assets	$1,023,842			$1,130,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	$293,789	512	0.23%	$330,612	1,383	0.56%
Savings deposits	89,552	131	0.20%	90,571	242	0.35%
Time deposits over $100,000	180,087	1,145	0.85%	198,052	1,737	1.16%
Other time deposits	196,672	2,390	1.62%	240,631	3,661	2.02%
Total Interest-bearing Deposits	760,100	4,178	0.73%	859,866	7,023	1.08%
Borrowed funds and other interest-bearing liabilities	75,352	2,944	5.21%	120,670	4,038	4.44%
Total Interest-Bearing Liabilities	835,452	7,122	1.14%	980,536	11,061	1.50%
Demand deposits	127,685			99,883
Other liabilities	19,665			15,622
Shareholders’ equity	41,040			34,753
Total Liabilities and Shareholders’ Equity	$1,023,842			$1,130,794
Net Interest Income/Interest Rate Spread (4)		23,115	3.14%		24,973	3.08%
Tax equivalent adjustment		(2,084)			(2,760)
Net interest income as reported		$21,031			$22,213

Net Interest Margin (5)			3.27%			3.18%

(1)         Interest income is presented on a tax equivalent basis using a 34% rate for 2012 and 2011.

(2)         Loans are stated net of unearned income and net deferred loan fees or costs.

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

The Company analyzes interest income and interest expense by segregating rate and volume components of interest-earning assets and interest-bearing liabilities. The following table shows the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans (taxable)	$(866)	$(305)	$(1,171)	$(2,521)	$(1,226)	$(3,747)
Loans (tax-free) (1)	20	(83)	(63)	(157)	(120)	(277)
Total loans	(846)	(388)	(1,234)	(2,678)	(1,346)	(4,024)
Securities (taxable)	(129)	111	(18)	(467)	359	(108)
Securities (tax-free)(1)	(474)	54	(420)	(1,953)	241	(1,712)
Total securities	(603)	165	(438)	(2,420)	600	(1,820)
Time deposits with banks and federal funds sold	7	2	9	46	1	47
Total interest income	(1,442)	(221)	(1,663)	(5,052)	(745)	(5,797)

Interest expense:
Interest-bearing demand deposits	(16)	(44)	(60)	(140)	(731)	(871)
Savings deposits	1	(20)	(19)	(3)	(108)	(111)
Time deposits $100,000 and over	(111)	81	(30)	(147)	(445)	(592)
Other time deposits	(202)	(340)	(542)	(605)	(666)	(1,271)
Total interest-bearing deposits	(328)	(323)	(651)	(895)	(1,950)	(2,845)
Borrowed funds and other interest-bearing liabilities	(302)	100	(202)	(1,692)	598	(1,094)
Total interest expense	(630)	(223)	(853)	(2,587)	(1,352)	(3,939)
Net interest income	$(812)	$2	$(810)	$(2,465)	$607	$(1,858)

(1)         Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Net interest income on a tax-equivalent basis decreased $810 thousand and $1.9 million and totaled $7.5 million and $23.1 million for the three and nine months ended September 30, 2012, respectively, compared to $8.3 million and $25.0 million for the comparable periods in 2011.  For the three-month and nine-month periods ended September 30, 2012, a decrease in tax-equivalent interest income was partially mitigated by a reduction in interest expense.

The net interest margin was 3.29% for the three months ended September 30, 2012, an increase of 2 basis points compared to the same period in 2011.  This increase in the net interest margin was due to a decrease of 20 basis points in the tax-equivalent cost on total interest-bearing liabilities, partially offset by a decrease of 22 basis points in the tax-equivalent yield on total earning assets, coupled with a $104.8 million reduction in average interest-earning assets.  The net interest margin improved 9 basis points to 3.27% for the nine months ended September 30, 2012, compared to 3.18%  the same nine months of 2011.  This increase in the net interest margin was due to a decrease of 36 basis points in the tax-equivalent cost on average interest-bearing liabilities, partially offset by a decrease of 30 basis points in the tax-equivalent yield on total earning assets, coupled with a $106.5 million reduction in average interest-earning assets.  Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax- equivalent basis was 3.14% for both the three and nine months ended September 30, 2012, a decrease of 2 basis points and an increase of 6 basis points, respectively, as compared to the same periods in 2011.

For the three months ended September 30, tax-equivalent interest income decreased $1.6 million or 14.2% to $9.7 million in 2012 from $11.3 million in 2011. A $104.8 million or 10.4% decrease in average interest-earning assets to $907.6 million from $1.01 billion, caused a decrease in interest income of $1.4 million. In addition, a 22 basis point reduction in the tax-equivalent yield on interest-earning assets reduced interest income by another $0.2 million. For the nine months ended September 30, 2012, tax-equivalent interest income decreased $5.8 million or 16.1% to $30.2 million from $36.0 million for the same period of 2011. Average interest-earning assets decreased $106.5 million or 10.2%, while the tax-equivalent yield decreased 30 basis points and caused decreases in interest income of $5.1 million and $0.7 million, respectively.

Interest income on loans on a tax-equivalent basis decreased $1.2 million and $4.0 million for the three and nine months ended September 30, 2012, respectively compared to the same periods in 2011.  The decrease in interest income for the three months ended September 30, 2012 was as a result of a decrease in average loan balances of $73.5 million to $626.9 million and a 22 basis point decline in the tax-equivalent yield. The decrease in interest income for the nine months ended September 30, 2012 was as a result of a a decrease in average loan balances of $75.9 million to $661.3 million and a 25 basis point decline in the tax-equivalent yield.  The decrease in the yield on loans for both the three and nine months ended September 30, 2012 was due to payoffs of higher yielding loans which cannot be replaced in this low interest rate environment and lower loan demand due to economic weakness in our market area.

Interest and dividend income on investment securities on a tax-equivalent basis decreased by $0.4 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011. For the three months ended September 30, 2012, a $45.1 million reduction in average securities caused a $0.6 million decrease in interest and dividend income, which was partially offset by a 16 basis point increase in the tax-equivalent yield on the investment portfolio. On a year-to-date basis, average investment securities decreased $57.7 million, which resulted in a reduction to interest income of $2.4 million. Partially mitigating this decrease was an increase in interest income of $0.6 million that resulted from a 14 basis point improvement in the tax-quivalent yield on the investment portfolio.

The Company experienced a decrease in interest expense, which partially offset the third quarter and year-to-date decreases in interest income. For the third quarter, interest expense decreased $0.9 million to $2.2 million in 2012 from $3.1 million in 2011. Average total interest-bearing liabilities decreased $139.8 million, or 15.1%, to $787.1 million for the three months ended September 30, 2012, from $926.9 million for the same three months of 2011, which resulted in a $0.6 million reduction in interest expense. In addition, the cost of interest-bearing liabilities declined 20 basis points to 1.12% in 2012 from 1.32% in 2011, which caused interest expense to decrease $0.2 million. For the nine months ended September 30, 2012, interest expense decreased $3.9 million or 35.6%. Average total interest-bearing liabilities decreased $145.1 million to $835.4 million in 2012 from $980.5 million in 2011, which resulted in a reduction in interest expense of $2.6 million. The cost of interest-bearing liabilities declined 36 basis points to 1.14% in 2012 from 1.50% in 2011 and resulted in a decrease to interest expense of $1.3 million.

Average interest-bearing liabilities totaled $787.1 million and $835.5 million for the three and nine months ended September 30, 2012, respectively, which were decreases of $139.8 million and $145.1 million, or 15.1% and 14.8%, compared to the same periods in 2011.  The decrease for the three months ended September 30, 2012 was primarily due to a decrease in borrowings of $23.1 million, or 24.8%, a decrease in total time deposits of $95.3 million, or 22.1%, and a decrease in interest-bearing demand deposits of $22.5 million, or 7.2%.  The decrease for the nine months ended September 30, 2012 was due to a decrease in borrowings of $45.3 million, or 37.5%, a decrease in total time deposits of $61.9 million, or 14.1%, a decrease in interest-bearing demand deposits of $36.8 million or 11.1%, and a decrease in savings deposits of $1.0 million, or 1.1%.  Changes in the volumes of interest-bearing liabilities resulted in decreases to interest expense of $0.6 million and $2.6 million when comparing the three months and nine months ended September 30, 2012 and 2011, respectively. The average cost of interest-bearing liabilities decreased by 20 basis points and 36 basis points to 1.12% and 1.14% during the three and nine months ended September 30, 2012, respectively, from 1.32% and 1.50% during the same periods in 2011.  The reduction in cost of interest-bearing liabilities resulted in decreases in interest expense of $0.2 million and $1.3 million comparing the third quarter and year-to-date periods of 2012 and 2011. The decrease in the rate on interest-bearing deposits was driven primarily by movements in pricing that resulted from the Company’s pricing strategy and an overall decrease in market rates. The cost of borrowed funds increased by 45 and 77 basis points to 5.36% and 5.21% for the three and nine months ended September 30, 2012 as compared to the same periods in 2011. FHLB advances were paid down, which resulted in the Company’s higher-rate borrowings becoming a larger percentage of total borrowings.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL.  The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL.  A provision for loan and lease losses of $3.8 million and $3.4 million was recorded for the three- and nine-month periods ended September 30, 2012, respectively, compared to $(0.5) million and $2.0 million, respectively, for the same periods in the prior year.  The increase in the provision for the three- and nine-month periods ended September 30, 2012 from the same periods in the prior year resulted from an increase in charge-offs of classified credits, specifically one larger commercial credit totaling $3.1 million that was charged off during the third quarter of 2012.

During the nine months ended September 30, 2012, non-performing loans decreased $6.5 million to $13.3 million from $19.9 million at December 31, 2011.  Net charge-offs increased $2.2 million to $3.7 million for the nine months ended September 30, 2012 from $1.5 million for the same period in 2011.  Non-performing loans primarily consist of loans secured by real estate.  Refer to “Financial Condition - Allowance for Loan and Lease Losses”.

Non-interest Income

The Company recorded total non-interest income of $1.7 million for the three months ended September 30, 2012, a decrease of $0.6 million from the $2.3 million income experienced during the comparable period in 2011. Included in non-interest income in the third quarter of 2011 were gains on the sale of securities totaling $926 thousand, compared to $88 thousand during the third quarter of 2012.  Non-interest income was $4.7 million for the nine months ended September 30, 2012, compared to $9.8 million for the nine months ended September 30, 2011.  The $5.1 million decrease resulted primarilty from a $3.1 million reduction in net gains on the sale of securities and a $2.3 million reduction in net gains on the sale of OREO.

Non-interest Expense

Non-interest expense was $11.2 million for the three months ended September 30, 2012, an increase of $0.5 million from the $10.7 million at September 30, 2011.  Non-interest expense was $31.0 million for the nine months ended September 30, 2012, an increase of $0.3 million from $30.7 million at September 30, 2011.  The increase in non-interest expense for the nine-month period was primarily due to a $1.3 million increase in legal fees partially offset by reductions of $0.9 million in professional fees.

On August 24, 2012, the Bank entered into a Separation Agreement and Release with Edward J. Lipkus III. Mr. Lipkus’ resignation became effective August 31, 2012. Pursuant to the Separation Agreement, the Company will pay Mr. Lipkus his salary and health insurance benefits through March 1, 2013. Salary and benefits under this agreement, which has been accrued as of September 30, 2012, totaled of $91,122.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the three months or nine months ended September 30, 2012 and 2011.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009.

FINANCIAL CONDITION

Assets

Total assets were $1.01 billion, at September 30, 2012, a decrease of $88.5 million, or 8.0%, from $1.10 billion at December 31, 2011.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $69.8 million, or 41.4%, during the nine months ended September 30, 2012 to $98.8 million. The decrease resulted primarily from a $100.7 million decrease in total deposits. The Company is employing a strategy to reposition longer-term time deposits into shorter-term and non-interest-bearing products, whenever possible, and is allowing the residual to run off. In addition, the Company repaid $15.6 million in FHLB advances during the nine months ended September 30, 2012. Partially offsetting these decreases was a $43.2 million decrease in loans to customers during this same period.  The Company did not pay any dividends during the three and nine months ended September 30, 2012 as it suspended paying dividends to conserve capital and comply with regulatory requirements.

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

At September 30, 2012, the Company’s investment portfolio was comprised of U.S Government agency securities, tax-exempt and taxable obligations of states and political subdivisions, government sponsored agency and private label collateralized mortgage obligations, government sponsored agency residential mortgage-backed securities, pooled trust preferred securities (“PreTSLs”) principally collateralized by bank holding companies (“bank issuers”) and insurance companies, corporate debt and equity securities.

The Company’s investments in PreTSLs may pose a higher risk of future impairment charges by the Company as a result of continued weakness in economic conditions in the U.S. and the potential negative effect that this continued weakness may pose on the future performance of these bank issuers. Many of the bank issuers of PreTSLs within the Company’s investment portfolio remain participants in the U.S. Treasury’s TARP CPP.  For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP CPP.  Some bank issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Treasury and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our PreTSL portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.  See the “Other-Than-Temporary-Impairment” section below for further details.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated. Additionally, there were no single issuers with an aggregate amortized cost which exceeded ten percent (10%) of total shareholders’ equity.

	September 30,	December 31,
(in thousands)	2012	2011
Available-for-sale:
Obligations of U.S. government agencies	$1,921	$8,048
Obligations of state and political subdivisions	103,723	96,161
Collateralized mortgage obligations
Government sponsored agency	10,817	8,468
Private label	33,541	36,256
Residential mortgage-backed securities
Government sponsored agency	53,878	31,393
Pooled trust preferred senior class	2,436	1,604
Pooled trust preferred mezzanine class	3,680	2,197
Corporate debt securities	382	342
Equity securities	1,011	1,006
Total available-for-sale securities	211,389	185,475

Held-to-maturity:
Obligations of state and political subdivisions	2,172	2,094
Total held-to-maturity securities	2,172	2,094
Total securities	$213,561	$187,569

Available-for-sale securities increased $25.9 million or 14.0% to $211.4 million at September 30, 2012, from $185.5 million at December 31, 2011. At September 30, 2012, the Company’s available-for-sale securities had an unrealized holding gain of $4.1 million, net of income taxes of $2.1 million, an appreciation of $8.1 million from an unrealized holding loss of $4.0 million, net of income taxes of $2.0 million, at December 31, 2011.

At the end of the third quarter of 2012, the Company sold two private label collateralized mortgage obligations (“CMOs”) totaling $6.6 million. Net gains totaling $84 thousand were recorded on the transactions.  During the nine months ended September 30, 2012, the Company received proceeds of $9.1 million from available-for-sale securities that were called during this period. Net gains of $12 thousand were realized on these calls.

During the nine months ended September 30, 2012, the Company purchased $16.2 million of securities, which included $1.5 million of government sponsored agency CMOs and $14.7 million in private label CMOs. In addition, at the end of the third quarter, the Company had purchased $29.7 million of available-for-sale securities, which included $4.1 million in government sponsored agency CMOs and $25.6 million in government sponsored agency residential mortgage-backed securities.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on book value, at September 30, 2012 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$—	$—	$—	$1,921	$—	$—	$1,921
Yield				4.21%			4.21%
Obligations of state and political subdivisions (1)		1,252	28,611	73,860			103,723
Yield		6.33%	4.81%	7.13%			6.34%
Corporate debt securities				382			382
Yield				1.06%			1.06%
Collateralized mortgage obligations:
Government sponsored agencies					10,817		10,817
Yield					2.16%		2.16%
Private label					33,541		33,541
Yield					3.18%		3.18%
Residential mortgage-backed securities:
Government sponsored agencies					53,878		53,878
Yield					1.63%		1.63%
Pooled Trust Preferred Senior Class				2,436			2,436
Yield				0.00%			0.00%
Pooled Trust Preferred Mezzanine Class				3,680			3,680
Yield				0.00%			0.00%
Equity securities (2)						1,011	1,011
Yield						4.27%	4.27%
Total available-for-sale maturities	$—	$1,252	$28,611	$82,279	$98,236	$1,011	$211,389
Weighted yield	0.00%	6.33%	4.81%	6.50%	2.22%	4.27%	4.27%

Held-to-maturity securities
Obligations of state and political subdivisions			2,172				2,172
Yield			7.23%				7.23%
Total held-to-maturity securities	$—	$—	$2,172	$—	$—	$—	$2,172
Weighted yield	0.00%	0.00%	7.23%	0.00%	0.00%	0.00%	7.23%

(1) Yields on state and municipal securities have been adjusted to a tax equivalent yields using a 34% federal income tax rate.

(2) Yield represents actual return for the nine months ended September 30, 2012.

Other-Than-Temporary Impairment

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

See Note 6 — “Securities” to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for additional information about the Company’s policy regarding assessment of investment securities for OTTI.

Based on the Company’s evaluation at September 30, 2012, the Company has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary with the exception of four PreTSLs.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At September 30, 2012, the book value of the Company’s PreTSLs totaled $10.3 million with an estimated fair value of $6.1 million and is comprised of four securities each of which is collateralized by debt issued by bank holding companies and insurance companies.  The Company holds one senior tranche and three mezzanine tranches and all possess credit ratings below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  At September 30, 2012, two of these securities had no excess subordination and two had excess subordination: PreTSL IX had 6.1% and PreTSL XXVI had 16.8% of excess subordination of their respective performing collateral.  Excess subordination, also referred to as credit enhancement, is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing.  The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes.  It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class.

The following table presents information about the Company’s collateral and subordination for its PreTSLs at September 30, 2012:

						Current	Deferrals /
			Excess/			Number of	Defaults as a %	Expected
	Performing	Bonds	Insufficient	Coverage	Excess	Performing	of Current	Future
(dollars in thousands)	Collateral	Outstanding	Collateral	Ratio	Subordination	Issuers	Collateral	Default Rate
Security:
PreTSL IX	$287,880	$271,372	$16,508	106.08%	6.08%	33	27.50%	1.34%
PreTSL XI	388,075	435,397	(47,322)	89.13%	N/A	42	32.30%	1.64%
PreTSL XIX	467,831	525,958	(58,127)	88.95%	N/A	48	28.00%	1.33%
PreTSL XXVI	635,500	544,104	91,396	116.80%	16.80%	52	29.50%	1.50%

The following list details information for each of the Company’s PreTSLs at September 30, 2012:

					Moody’s /	Credit	Credit	Cumulative
		Amortized	Fair	Unrealized	Fitch	Impairment	Impairment	Credit
(in thousands)	Class	Cost	Value	Gain/Loss	Ratings	Quarter to Date	Year to Date	Impairment
Security:
PreTSL IX	Mezzanine	$1,109	$770	$(339)	Ca/C	$—	$96	$1,776
PreTSL XI	Mezzanine	1,490	1,099	(391)	Ca/C	—	—	3,426
PreTSL XIX	Mezzanine	3,914	1,811	(2,103)	Ca/CC	—	—	3,262
PreTSL XXVI	Senior	3,802	2,436	(1,366)	B1/B	—	—	251
Total		$10,315	$6,116	$(4,199)		$—	$96	$8,715

The Company’s PreTSLs are evaluated for OTTI by determining whether an adverse change in estimated cash flows has occurred.  The Company uses a third party service provider to perform this analysis.  Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2012.  The Company considers the discounted cash flow analysis to be its primary evidence when determining whether credit related OTTI exists.

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

•                  Prepayment Rate — Lack of liquidity in the market for PreTSL securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities.  During the early years of PreTSL securities, prepayments were common as issuers were able to refinance into lower cost borrowings.  From the middle of 2007 through most of 2011, this option had all but disappeared due to the instability of the financial services industry. However, the Company has recently observed an increase in prepayments by bank issuers with over $15 billion in total assets. As part of the Dodd-Frank Act, banks with over $15 billion in total assets will lose their ability to include trust preferred securities they have issued as Tier I Capital over a three-year phase-out period beginning in 2013. As a result, the Company has changed its prepayment assumptions from a zero-prepayments model to a tiered model assuming 50% of issuers with total assets over $15 billion prepay in 2013, 25% in 2014 and 25% in 2015 when modeling the cash flows of these securities.  In addition, the Company has also assumed a 1% prepayment assumption for issuers below $15 billion in total assets based on recently observed prepayments. As a result of this change in prepayment assumptions, the Company recognized a $96 thousand charge to earnings for OTTI for PreTSL IX during the second quarter of 2012.  Credit losses increase as a result of an increase in the prepayment assumption because prepayments reduce the amount of excess spread that would be available to absorb expected losses. Excess spread is the difference between the interest received from the issuers that collateralize a PreTSL and the interest paid on the securities issued by the PreTSL.

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

The Company has evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date, and determined that the estimated projected cash flows are less than the securities’ carrying value, resulting in impairment charges to earnings of $96 thousand for the nine months ended September 30, 2012. There was no additional impairment charge recorded during the three months ended September 30, 2012.

The table below provides a cumulative roll forward of credit losses recognized:

	For the Nine Months Ended
	September 30,
(in thousands)	2012	2011
Beginning Balance, January 1	$8,619	$22,598
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	96	349
Less: Sale of PreTSLs for which OTTI was previously recognized	—	(14,777)
Ending Balance, September 30	$8,715	$8,170

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $8.2 million and $9.7 million at September 30, 2012 and December 31, 2011, respectively.  FRB stock of $1.4 million at September 30, 2012 and $1.3 million at December 31, 2011 was included in Other Assets.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2012.

Loans

The net loan balance declined during the nine months ended September 30, 2012 primarily as a result of payoffs, charge-offs and transfers to OREO.  Net loans declined $47.5 million, or 7.2%, to $611.5 million at September 30, 2012 from $659.0 million at December 31, 2011.  Net loans represented 60.4% of total assets at September 30, 2012, compared to 59.8% at December 31, 2011.  Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio.  This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which includes commercial real estate, construction, land acquisition and development, residential real estate, and home equity lines of credit (“HELOCs”), decreased by $3.7 million, or 0.9% to $406.0 million at September 30, 2012, from $416.7 million at December 31, 2011. Construction, land acquisition and development loans and HELOCs declined by $5.5 million and $6.2 million, respectively, while residential real estate loans increased $7.8 million. During the third quarter of 2012, the Company began inventorying 15- and 20-year mortgages in the loan portfolio rather than selling these loans on the secondary market to provide additional interest income based on underlying yields.  Real estate secured loans as a percentage of total gross loans was 64.3% at September 30, 2012 compared to 60.3% at December 31, 2011.

Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.  Commercial and industrial loans decreased $48.8 million, or 28.0%, during the first three quarters of 2012 from $174.2 million at December 31, 2011 to $125.4 million at September 30, 2012.  During 2012, approximately $55.6 million in commercial loans to a related party, which were fully secured by deposit accounts, were paid off.  Loans secured by commercial real estate remained stable in comparison to year-end 2011.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  Construction, land acquisition and development loans decreased $5.5 million, or 16.4%, during the year from $33.5 million at December 31, 2011 to $28.0 million at September 30, 2012.  The decrease in construction, land acquisition and development loans is primarily attributable to charge-offs, transfers to OREO and a decrease in lending in this segment.

Residential real estate loans increased $7.8 million, or 9.7%, during the year from $80.1 million at December 31, 2011 to $87.8 million at September 30, 2012.  The components of residential real estate loans include fixed-rate mortgage loans and home equity loans.  As previously mentioned, during the third quarter, the Company modified its strategy of underwriting fixed-rate residential mortgage loans and refinancing of residential mortgage loans and subsequently selling them in the secondary market. Currently, the Company intends to sell 30-year, one-to-four family residential mortgages orginated, but has decided to inventory any residential mortgage loans with maturities less than or equal to 20 years.

Consumer loans decreased $0.8 million, or 0.7%, during the year from $111.8 million at December 31, 2011 to $110.9 million at September 30, 2012.  The decrease is primarily attributable to paydowns.

Loans to states and political subdivisions decreased $0.4 million, or 1.7%, during the year from $23.5 million at December 31, 2011 to $23.1 million at September 30, 2012.  The decrease in loans to state and political subdivisions was due to paydowns.

Details regarding the loan portfolio are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Residential real estate	$87,836	$80,056
Commercial real estate	256,673	256,508
Construction, land acquisition and development	27,980	33,450
Commercial and industrial	125,399	174,233
Consumer	110,947	111,778
States and political subdivisions	23,067	23,496
Total loans, gross	631,902	679,521
Unearned discount	(116)	(159)
Net deferred loan fees and costs	286	516
Allowance for loan and lease losses	(20,527)	(20,834)
Loans, net	$611,545	$659,044

At September 30, 2012 and December 31, 2011, the Company’s loan portfolio was concentrated in the following industries. At December 31, 2011, 96.0% of solid waste landfill loans were fully secured by cash collateral on deposit at the Bank. These loans were included in the aggregate of the $55.6 million in related party commercial loans which were were paid off during 2012.

	September 30, 2012		December 31, 2011
		% of Gross		% of Gross
(dollars in thousands)	Amount	Loans	Amount	Loans
Land subdivision	$17,525	2.77%	$19,626	2.89%
Shopping center/complexes	18,151	2.87%	18,722	2.76%
Gas stations	12,758	2.02%	17,118	2.52%
Office complexes/units	16,515	2.61%	16,091	2.37%
Solid waste landfills	19,653	3.11%	42,270	6.22%

Asset Quality

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL.  The ALLL is established through a provision for loan losses charged to earnings.

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans which are identified as troubled debt restructures (“TDRs”), loans placed on non-accrual status and/or substandard or doubtful loans are considered impaired.  Impaired loans are analyzed individually, on a loan-by-loan basis for the amount of impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan, in the event of default, is anticipated to come from the liquidation of the collateral held. For loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

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

Loans are placed on non-accrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment.  When the interest accrual is discontinued, all unpaid accrued interest is reversed out of earnings in the current period.  Any subsequent cash payments received are applied first to the outstanding principal balance, then to the recovery of any charged-off principal balance.  Any excess is treated as a recovery of lost interest.  A non-accrual loan is returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured and the loan is current for six consecutive months.

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower issues. Such strategies include sale or liquidation of collateral, foreclosure, and other appropriate means.  If real estate values continue to decline, it is more likely that we would be required to further increase our provision for loan and lease losses, which in turn, could result in reduced earnings.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell.  For the Company’s calculations on real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process.  If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, either the entire loan is written off or the difference between the fair value and the principal balance is charged off.  For loans that are considered to be impaired, but for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following table reflects non-performing loans, OREO and performing TDRs at the dates noted:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Non-accrual loans	$13,342	$19,913
Loans past due 90 days or more and still accruing	13	5
Total Non-Performing Loans	13,355	19,918
Other Real Estate Owned	5,072	6,958
Total Non-Performing Loans and OREO	$18,427	$26,876

Performing TDRs	$7,187	$5,680

Non-performing loans as a percentage of gross loans	2.11%	2.93%

Total non-performing loans and OREO equaled $18.4 million at September 30, 2012, a decrease of  $8.4 million, or 31.2%, from $26.9 million at December 31, 2011.  Non-performing loans represented 2.11% of gross loans at September 30, 2012, an improvement as compared to 2.93% of gross loans at December 31, 2011.  Non-performing loans decreased $6.5 million to $13.4 million at September 30, 2012 from $19.9 million at the end of 2011. The decrease in non-performing loans was primarily attributable to $4.7 million in loans charged-off, $4.4 million in payments received and $1.3 million in loans transferred to OREO, Partially offsetting these decreases was $3.9 million of newly placed loans on non-accrual status during the period.

Changes in non-performing loans for the periods indicated are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$19,239	$26,861	$19,918	$28,366
Newly placed on non-accrual	531	744	3,884	8,312
Loans past due 90 days or more and still accruing	(10)	(45)	13	29
Transferred to OREO	(879)	(983)	(1,283)	(3,339)
Returning to performing status	—	(2,979)	(81)	(2,979)
Additional charge-offs	(3,541)	(680)	(4,739)	(1,894)
Loan payments	(1,985)	(498)	(4,357)	(1,348)
Loans sold	—	(1,726)	—	(6,453)
Balance at end of period	$13,355	$20,694	$13,355	$20,694

The average balance of impaired loans was $24.7 million and $28.1 million for the nine months ended September 30, 2012 and 2011, respectively. The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $376 thousand and $1.2 million for the three months and nine months ended September 30, 2012, and $469 thousand and $1.7 million for the three months and nine months ended September  30, 2011, respectively.

The following table outlines delinquency within the Company’s loan portfolio:

	September 30,	December 31,
	2012	2011
Accruing:
30-59 days	2.09%	0.83%
60-89 days	0.15%	0.27%
90 + days	0.00%	0.00%
Non-accrual	2.11%	2.93%
Total Delinquencies	4.36%	4.03%

Delinquencies for accruing loans increased from December 31, 2011, due primarily to two large commercial real estate loans that were 30 days delinquent at the end of the third quarter of 2012  In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

At September 30, 2012 and December 31, 2011, the Company’s ratio of non-accrual loans to total gross loans was 2.1% and 2.9%, respectively.  Athough an improvement, the Company continues to acknowledge the weakness in local real estate markets, emphasizing strict underwriting standards to minimize the negative impact of the current environment. Management continues to aggressively pursue the collection of nonaccrual loans.

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

Doubtful loans, non-accrual and substandard loans and troubled debt restructurings are considered to be impaired and are analyzed individually to determine the amount of impairment.  Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  The fair value of collateral method is generally used for this measurement unless the loan is non-collateral dependent, in which case a discounted cash flow analysis is performed.  Appraisals are received at least annually to ensure that impairment measurements reflect current market conditions.  Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used.  Only downward adjustments are made based on these supporting values.  Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process.  Sales costs are periodically revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The Company’s ALLL consists of both specific and general components.  At September 30, 2012, the ALLL that related to impaired loans, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $382 thousand, or 1.9%, of the total ALLL.  A general allocation of $20.1 million was calculated for loans analyzed under ASC 450 “Contingencies” (“ASC 450”), which represented 98.1% of the total ALLL of $20.5 million.  The ratio of the ALLL to total loans at September 30, 2012 and December 31, 2011 was 3.25% and 3.07%, respectively, based on total loans of $632.0 million and $679.9 million, respectively.

The following table presents the allocation of the ALLL and percent of loans in each category at September 30, 2012 and December 31, 2011:

Allocation of the Allowance for Loan and Lease Losses
	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,949	13.90%	$1,489	11.78%
Commercial real estate	9,567	40.62%	11,213	37.75%
Construction, land acquisition & development	1,732	4.43%	2,579	4.92%
Commercial and industrial	5,195	19.84%	3,285	25.64%
Consumer	1,632	17.56%	1,925	16.45%
State and political subdivision	452	3.65%	343	3.46%
Total	$20,527	100.00%	$20,834	100.00%

The following table outlines the changes in the allowance for loan and lease losses for the three months and nine months ended September 30, 2012 and 2011:

	Analysis of the Allowance for Loan and Lease Losses
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011

Balance at the beginning of the period	$19,600	$23,701	$20,834	$22,575

Provision for loan and lease losses	3,792	(462)	3,376	2,047

Loans Charged Off:
Residential real estate	(92)	(871)	(535)	(1,152)
Commercial real estate	(144)	(252)	(1,040)	(2,085)
Construction, land acquisition and development	—	(171)	—	(177)
Commercial and industrial	(3,185)	(52)	(3,335)	(176)
Consumer	(198)	(227)	(447)	(564)
State and political subdivisions	—	—		—

	(3,619)	(1,573)	(5,357)	(4,154)

Recoveries:
Residential real estate	14	20	48	34
Commercial real estate	627	14	957	38
Construction, land acquisition and development	5	1,236	260	2,059
Commercial and industrial	28	72	210	319
Consumer	80	98	199	188
State and political subdivisions	—	—	—	—

	754	1,440	1,674	2,638

Net charge-offs	(2,865)	(133)	(3,683)	(1,516)

Balance at end of period	$20,527	$23,106	$20,527	$23,106

Ratio of net charge-offs during the period as a percentage of average loans outstanding during the period	0.46%	0.02%	0.56%	0.21%
Ratio of allowance for loan and lease losses as a percentage of gross loans at end of period	3.25%	3.40%	3.25%	3.40%

The ALLL equaled $20.5 million at September 30, 2012, compared to $20.8 million at December 31, 2011. Net charge-offs totaled $3.7 million for the nine months ended September 30, 2012.  As a result, the Company added provisions to the ALLL totaling $3.4 million in the nine months ended September 30, 2012.

Other Real Estate Owned

OREO totaled $5.1 million at September 30, 2012, which was a decrease of $1.9 million from $7.0 million at December 31, 2011.  OREO consisted of 28 properties at both September 30, 2012 and December 31, 2011.  Thirteen of the properties held in OREO at September 30, 2012 totaled $3.8 million and represented approximately 74.5% of the total.  Included in OREO are three properties totaling $331 thousand, or 6.5% of OREO, located outside of the Company’s general market area.  Additionally, $3.5 million, or 69.1%, of OREO is located in the Pocono Mountains region located within the Company’s primary market area. Property values in this area have been severely affected by the weakened economic environment.

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

During the nine months ended September 30, 2012, the Company foreclosed on seven properties with an aggregate carrying value of $1.4 million.  This increase was offset by property sales of approximately $2.5 million and subsequent write-downs of properties totaling $0.8 million.

The following table reflects the roll forward of OREO for the nine months ended September 30, 2012 and 2011:

	September 30,
(in thousands)	2012	2011
Balance, beginning of year	$6,958	$9,633
Additions	1,385	3,339
Write-downs	(808)	(1,134)
Carrying value of OREO sold	(2,463)	(4,008)
Balance, end of period	$5,072	$7,830

The following table reflects a breakdown of OREO for the periods presented:

	September 30,	December 31,
(in thousands)	2012	2011
Land/Lots	$3,129	$4,443
Commercial Real Estate	1,787	1,695
Residential Real Estate	156	820
Total Other Real Esate Owned	$5,072	$6,958

Liabilities

Total liabilities were $974.8 million at September 30, 2012, a decrease of $87.9 million, or 8.3%, from $1.06 billion at December 31, 2011.  The decrease is primarily attributable to the decrease in total deposits and borrowed funds. Total deposits decreased $100.7 million, or 10.5%, to $856.4 million at September 30, 2012, from $957.1 million at December 31, 2011. The Company experienced declines in all major deposit categories, except for demand deposits. Specifically, total time deposits decreased by $81.7 million or 20.0%. In addition,  interest-bearing demand decreased $24.9 million or 7.4% and savings deposits decreased $3.3 million or 3.8%, respectively. Nearly half of the decrease in total time deposits was attributable to a related party withdrawing $40.6 million to pay off its cash-collateralized solid waste landfill loans. The decreases in deposits were partially offset by a $9.2 million, or 7.4%, increase in demand deposits. Borrowed funds decreased by $15.6 million, or 18.7%, to $67.9 million at September 30, 2012, from $83.6 million at December 31, 2011.

Partially offsetting the decreases in total deposits and borrowed funds were increases in accrued interest payable and other liabilities. Accrued interest payable increased $1.6 million to $5.9 million at September 30, 2012 from $4.3 million at December 31, 2011. Other liabilities increased $26.9 million to $44.6 million at the end of the third quarter of 2012 from $17.7 million at the end of 2011. The increase in other liabilities was primarily due to the $29.7 million of securities that were purchased at, but settled subsequent to, September 30, 2012.

Equity

Total shareholders’ equity decreased $0.6 million, or 1.4%, to $39.3 million at September 30, 2012 from $39.9 million at December 31, 2011.  The decrease is primarily due to the net loss of $8.7 million for the nine months ended September 30, 2012. The effect of the net loss on shareholders’ equity was mostly offset by an increase in accumulated other comprehensive income from a loss of ($4.0) million at December 31, 2011 to a income of $4.1 million at September 30, 2012.  This positive change directly resulted from appreciation in the fair value of securities held in the available-for-sale portfolio. Book value per common share was $2.39 at September 30, 2012 compared to $2.43 at December 31, 2011.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial and operating commitments.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, which include cash and due from banks and interest-bearing deposits in other banks, are the Company’s most liquid assets.  At September 30, 2012, cash and cash equivalents totaled $98.8 million, a decrease of $69.8 million from $168.6 million at December 31, 2011. For the nine months ended September 30, 2012, investing activities provided a net increase in cash and cash equivalents of $51.4 million, while operating activities and financing activities utilized $4.9 million and $116.3 million of net cash and cash equivalents, respectively.

With regard to operating activities, the net cash and cash equivalents of $4.9 million used by operating activities primarily pertained to the net loss of $8.7 million, adjusted for the effects of noncash transaction such as depreciation and the provision for loan and lease losses.

Investing activities primarily include transactions related to the Company’s lending activities and securities portfolio. The net cash flows of $51.4 million provided by investing activities were largely attributable to the proceeds from maturities, calls and principal payments of investment securities totaling $26.9 million, partially offset by $21.4 million in purchases of investment securities, and a net decrease in loans to customers totaling $43.2 million.

The $116.3 million in net cash and cash equivalents used by financing activities was primarily attributed to an $81.7 million decrease in time deposits; a $19.0 million dollar net decrease in demand, interest-bearing demand, and savings deposits; and $15.6 of net repayments of FHLB borrowings.

Interest Rate Risk

Our consolidated statements of financial position have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments, such as loans and securities, fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets, which could adversely affect our results of operation if such assets were sold or, in the case of securities classified as available-for-sale, decreases in our shareholders’ equity, if such securities were retained.

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates measured at September 30, 2012. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

	Rates +200	Rates -200
Earnings at risk:
Percent change in net interest income	7.06%	(9.19)%

Economic value at risk:
Percent change in economic value of equity	(3.82)%	13.19%

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

For the three and nine month periods ended September 30, 2012, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s exposure to market risk during the nine months ended September 30, 2012.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s 2011 Annual Report on Form 10-K.

ITEM 4 — CONTROLS AND PROCEDURES

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that as of December 31, 2011, it had identified a material weakness in its internal control over the financial close process as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. While the Company has made progress in remediating the deficiencies in its internal controls over financial reporting related to the weaknesses noted in its 2011 Annual Report, all actions were not fully implemented and there was an insufficient period of time to determine whether those processes implemented were operating effectively as of September 30, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

The Company’s weaknesses will not be considered remediated until new internal controls are operational for a sufficient period of time and are tested and management concludes that these controls are operating effectively. The Company is not aware of any transactions that were improperly undertaken as a result of the material weakness described in its Annual Report and therefore does not believe that the material weakness had a material impact on the Company’s financial statements.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinements. Except for refinements necessary to correct the deficiencies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, there have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1 — Legal Proceedings.

Periodically, the Company has been subject to tax audits and there have been various claims and lawsuits filed against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally relates to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010.  The Company is presently cooperating with the SEC in this matter.

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

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and its subsidiary, First National Community Bank, as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania.  F&D has asserted a claim for rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims.  The Company and the other defendants are defending the claims, but the matter is in a very preliminary stage and the Company cannot reasonably determine the outcome or potential range of loss at this time.

The Company is also a party to routine litigation involving various aspects of its business none of which is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Item 1A. — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s amended Form 10-K for the year ending December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 - Other Information.

Effective November 12, 2012, Section 9.03 of the Bylaws of the Company has been amended to correct the cross references by deleting each reference to “Article 23” and inserting in its place “Article 24.”

Item 6 — Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 - filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

Exhibit 3.2*	Amended and Restated Bylaws dated November 12, 2012.

Exhibit 4.2

Form of Common Stock Certificate — filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

Exhibit 10.1*	Separation Agreement and Release between the Company and its subsidiary, First National Community Bank and Edward J. Lipkus, III dated August 20, 2012.

Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1+	Certification of Principal Executive Officer and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 101.INS	XBRL INSTANCE DOCUMENT

Exhibit 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

Exhibit 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

Exhibit 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

Exhibit 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

Exhibit 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

+ Furnished herewithTable of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: November 14, 2012	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 14, 2012	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Vice President and Controller
Principal Accounting Officer