Form 10-K
period 2012-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2013-03-28
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $37,859,031 at June 30, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,457,169 shares of common stock as of March 27, 2013.

PART 1

Item 1.  Business

Overview

The Company

First National Community Bancorp, Inc., incorporated in 1997, is a Pennsylvania business corporation and a registered bank holding company headquartered in Dunmore, Pennsylvania. In this report the terms “Company,” “we,” “us,” and “our” refer to First National Community Bancorp, Inc. and its subsidiaries, unless the context requires otherwise.  In certain circumstances, however, First National Community Bancorp, Inc. uses the term “Company” to refer to itself.

The Company became an active bank holding company on July 1, 1998 when it acquired ownership of First National Community Bank (the “Bank”). The Bank is a wholly-owned subsidiary of the Company. The Company’s primary activity consists of owning and operating the Bank, which provides practically all of the Company’s earnings as a result of its banking services.

As a result of criticism received from banking regulators in connection with their examination process during 2010, the Company has taken steps to remediate and improve its lending policies and its credit administration function, including developing and implementing new policies and procedures, particularly related to risk management.  The Company has also been advised by its regulators that it must increase its regulatory capital. For more information regarding the supervision and regulation of the Company, refer to the section entitled “Supervision and Regulation — Supervisory Actions,” in this Item 1 to the Annual Report on Form 10-K.

The Bank

Established as a national banking association in 1910, the Bank operates 21 full-service branch offices within four contiguous counties, Lackawanna, Luzerne, Wayne and Monroe, its primary market area located in the Northeast section of the state.

Retail Banking

The Bank provides a wide variety of retail banking products and services to individuals and businesses including Image Checking and E-Statements.  Deposit products include various checking, savings and certificate of deposit products, as well as a line of preferred products for higher-balance customers.  The Bank also participates in the Certificate of Deposit Account Registry program, which allows customers to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations.

The Bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via a secure website https://www.fncb.com. FNCB Online’s product suite includes Bill Payment, Finance Works, Funds Transfer and POP Money (person to person transfers), and Purchase Rewards. FNCB Online can also be accessed through our mobile application. Customers can also use our automated teller machines (“ATMs”) located in each of our 21 branch offices and 7 other locations.

Through FNCB Online, customers can directly access their accounts, open new accounts and apply for a mortgage through our Mortgage Center. Telephone Banking (Account Link), a service that provides customers with the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone, is also available.  The Bank offers overdraft Bounce Protection and Instant Money loans which provide customers with an added level of protection against unanticipated cash flow emergencies and account reconciliation errors.

FNCB Business Online is a menu driven product that allows the Bank’s business customers direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. Remote Deposit Capture allows business customers the ability to process daily check deposits to their accounts through an online image capture environment.

Lending Activities

The Bank offers a variety of loans, including residential real estate loans, construction, land acquisition and development loans, commercial real estate loans, commercial and industrial loans, loans to state and political subdivisions, and consumer loans, generally to individuals and businesses in its primary market area.

Residential Mortgage Loans

The Bank offers fixed and variable rate one-to-four-family residential loans.  The Bank also offers a rate lock product that allows the borrower to lock in their interest rate at the time of application as well as at the time of commitment.  During 2012 and 2011, the volume of customers who exercised the option to lock the rate was minimal.  At December 31, 2012, one-to-four family residential mortgage loans totaled $90.2 million, or 15.1%, of our total loan portfolio.

One-to-four family mortgage loans are originated generally for sale in the secondary market.  During the year ended December 31, 2012, the Bank sold $26.2 million of one-to-four family mortgages.  The Bank retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

The Bank offers interim construction financing secured by residential property for the purpose of constructing one-to-four family homes.  The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner occupied structures and for land acquisition.  At December 31, 2012, construction, land acquisition and development loans of $32.5 million represented 5.4% of the total loan portfolio.

Commercial Real Estate Loans

At December 31, 2012, commercial real estate loans totaled $231.8 million, or 38.8%, of the Bank’s total loan portfolio.  Commercial real estate mortgage loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances. The commercial real estate loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions.

Commercial and Industrial Loans

The Bank generally offers commercial loans to individuals and businesses located in our primary market area.  The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans.  These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.  At December 31, 2012, commercial and industrial loans totaled $110.1 million, or 18.4%, of the Bank’s total loan portfolio.

Although the Bank believes its initial loan underwriting was sound, the Commercial Loan portfolio, and in particular, the commercial real estate, and construction, land acquisition and development segments, were negatively impacted as a result of the recent recession.  Both the national and local economies experienced a prolonged severe economic downturn, with rising unemployment levels and erosion in consumer confidence.  These factors contributed to a number of loan defaults.  Additionally, the related softening of the real estate market resulted in a decline in the value of the real estate securing the loans in this portfolio.  In particular, loans for land development and subdivisions were substantially impacted and create greater risk of collectability than other types of commercial mortgage loans.

Consumer Loans

Consumer loans include both secured and unsecured installment loans, lines of credit and overdraft protection loans.  The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. Generally, the Bank also offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90%, based on the appraised value of the property.  Home equity loans have fixed rates of interest and are for terms up to 15 years.  Equity lines of credit have adjustable interest rates and are based upon the prime interest rate.  At December 31, 2012, consumer loans totaled $109.8 million, or 18.4%, of the total loan portfolio.

State and Political Subdivision Loans

The Bank originates loans to state and political subdivisions primarily to municipalities in the Bank’s market area. At December 31, 2012, state and political subdivision loans totaled $23.4 million, or 3.9%, of the Bank’s loan portfolio.

For more information regarding the Company’s loan portfolio and lending policies, please refer to Note 2 “Summary of Significant Accounting Polices” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Wealth Management

Wealth management services are available at the Bank. Customers are able to access alternative deposit products such as mutual funds, annuities, stocks, and bonds directly for purchase from an outside provider.

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

Competition

The Company faces substantial competition in originating loans and in attracting deposits from a significant amount of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. The competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds. The increased competition has resulted from changes in the legal and regulatory guidelines, as well as from economic conditions. The fixed cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale. As discussed above and in Note 7, “Regulatory Matters” to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K, the Company and the Bank are subject to extensive regulation and supervision, including regulations that limit the type and scope of activities, such as the Order and Agreement.

As a result of consolidation in the banking industry, some of the Bank’s competitors and their respective affiliates may enjoy advantages such as greater financial resources, a wider geographic presence, a wider array of services, or more favorable pricing alternatives and lower origination and operating costs. The Company considers its major competition to be local commercial banks as well as other commercial banks with branches in the Company’s market area. Competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Company has been able to offer. The growth and profitability of the Company depends on the continued ability to successfully compete.

Supervision and Regulation

We participate in a highly regulated industry and are subject to a variety of statutes, regulations and policies, as well as ongoing regulatory supervision and review.  These laws, regulations and policies are subject to frequent change and we take measures to comply with applicable requirements.

Supervisory Actions

In 2010, the Company and the Bank entered into regulatory agreements with their respective federal regulators.  Set forth below is a summary description of the material terms of the regulatory agreements.  The Company and the Bank have made significant efforts to comply with each of the provisions of the Consent Order dated September 1, 2010 (the “Order”) issued by the Office of the Comptroller of the Currency (the “OCC”) and the Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”).  Based on their discussions with the OCC and the Reserve Bank and their efforts to date, the Company and the Bank believe they have made substantial progress towards compliance, with certain of the requirements of the Order and Agreement, but, as of the date of this report, neither the Company nor the Bank is yet in full compliance with all of the requirements.  Furthermore, there can be no assurance that the OCC or the FRB will deem the Company’s and the Bank’s actions to be adequate, that further compliance actions will not be required, or that the Company and the Bank will be able to satisfy all of the requirements.

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

(i) By October 31, 2010, the Board of Directors of the Bank (the “Board”) was required to adopt and implement a three-year strategic plan which must be submitted to the OCC for review and prior determination of no supervisory objection; the strategic plan must establish objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, and include strategies to achieve those objectives; if the strategic plan involves the sale or merger of the Bank, it must address the timeline and steps to be followed to provide for a definitive agreement within 90 days after the receipt of a determination of no supervisory objection;

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

(v) by November 15, 2010, the Committee was required to review the Board and the Board’s committee structure; by November 30, 2010, the Board was required to prepare or cause to be prepared an assessment of the capabilities of the Bank’s executive officers to perform their past and current duties, including those required to respond to the most recent examination report, and to perform annual performance appraisals of each officer;

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

(ix) the Company was required to immediately take all actions necessary to ensure that: (1) each regulatory report accurately reflects the Company’s condition on the date for which it is filed and all material transactions between the Company and its subsidiaries; (2) each such report is prepared in accordance with its instructions; and (3) all records indicating how the report was prepared are maintained for supervisory review;

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

During the years ended December 31, 2012 and 2011, the Company incurred approximately $0.6 million and $1.0 million, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company may continue to experience increased costs related to compliance with these regulatory agreements and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will decrease from the 2012 level, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

The Order and the Agreement have not and are not expected to have an impact on the Company’s ability to attract and maintain deposits or the Company’s cost of funds.  In order to meet the increased capital requirements imposed under the Order and the Agreement, however, unless the Company is able to raise additional capital, the Company could be limited in the aggregate amount of loans it can have outstanding, which may constrain loan growth.  While it is not anticipated that the Order and the Agreement will have an impact on the Company’s net interest margin, the overall cost of compliance with the Order and the Agreement will continue to impact profitability at least through the end of 2013.

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

National banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%.  At least half of this amount (4%) must be core capital (Tier 1).  Tier 1 Capital generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the fair value of securities classified as “available for sale” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments-Debt and Equity Securities.  Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock that is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general ALLL.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets that are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans.  Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the OCC has established a minimum 3.0% leverage capital ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum leverage capital ratio for such other banks to 4.0% - 5.0% or more.  The highest-rated banks are those that maintain a strong capital position and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum leverage capital ratio requirement is required, within 60 days of the date as of which it fails to comply with such requirement, to submit a reasonable plan describing the means and timing by which the bank will achieve its minimum leverage capital ratio requirement.  A bank that fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a leverage capital ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its leverage capital ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such a directive is enforceable in the same manner as a final cease-and-desist order.

The Bank’s total capital to risk weighted assets ratio at December 31, 2012 and 2011 was 11.79% and 11.73%, respectively.  The Tier I capital to risk weighted assets ratio at December 31, 2012 and 2011 was 10.52% and 10.46% respectively.  The Tier I capital to average assets ratio at December 31, 2012 and 2011 was unchanged at 7.20%.  Under the Order, the Bank was required to achieve a total capital ratio of 13% and a Tier I capital to average assets ratio of 9% by November 30, 2010.  As of December 31, 2012, however, the Bank had not achieved these ratios. The Company continues to explore various options to improve its regulatory capital ratios.  The Company’s total capital ratio at December 31, 2012 and 2011 was 10.20% and 11.35%, respectively.  The Tier I capital to risk weighted assets at December 31, 2012 and 2011 was 5.95% and 6.85%, respectively.  The Tier I capital to average assets at December 31, 2012 and 2011 was 4.07% and 4.72%, respectively.

Proposed Changes in Capital Requirements.  In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation was to be phased in between 2013 and 2019, but has been delayed pending further review of the proposed implementing regulations discussed below.

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

•                  Makes permanent the $250 thousand limit for federal deposit insurance at all insured depository institutions; and

•                  Permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency within the Federal Reserve System, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB, which began operations on July 21, 2011,  has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are be subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products.  Many of these rules have not been implemented, which has created significant uncertainty for the Company and the financial services industry in general. It is difficult to predict at this time the specific impact the Dodd-Frank Act and CFPB rulemakings will have on our business.  The changes resulting from the Dodd-Frank Act and CFPB rulemakings may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability.  The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

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

Additionally, during 2012, the Bank elected to participate in the FDIC program whereby noninterest-bearing transaction account deposits were insured without limitation.  This program expired on December 31, 2012.

During the year ended December 31, 2012, the Bank was considered risk category III for deposit insurance assessments and paid an annual assessment rate of 0.0023 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

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

Federal and state laws regulate the payment of dividends by the Company.  Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.  Currently, the Agreement with the Federal Reserve Bank prohibits the Company from paying dividends without prior approval from the Reserve Bank.

Employees

As of December 31, 2012, the Company and the Bank employed 298 persons, including 52 part-time employees.

Available Information

The Company files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov.  The Company’s web site address is http://www.fncb.com. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available through its website at www.fncb.com.  They may also be obtained free of charge as soon as practicable after filing or furnishing them to the SEC upon request by sending an email to fncb@fncb.com.  Further, the Company will provide electronic or paper copies of the Company’s filings free of charge upon request.  Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Chief Financial Officer, 102 East Drinker Street, Dunmore, PA 18512.

Item 1A.  Risk Factors.

We are subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject us to higher costs and lower shareholder returns.

The banking industry is subject to extensive regulation and supervision that govern almost all aspects of its operations. The extensive regulatory framework is primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Company and Bank are regulated and supervised by the OCC and the FRB. Compliance with applicable laws and regulations can be difficult and costly and puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The Company’s regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. The Company’s industry is facing increased regulation and scrutiny as a result of the financial crisis in the banking and financial markets; for instance, areas such as BSA compliance and real estate-secured consumer lending are attracting heightened regulatory expectations and scrutiny. Furthermore, the Company and the Bank are subject to the requirements of the Order and the Agreement, which regulatory agreements require that they take extra actions and meet certain standards by the dates set forth in these agreements. Neither the Bank nor the Company is yet in compliance with all of these requirements. Any failure to comply with the Order or the Agreement and any failure to comply with, or any change in, any other applicable regulation and supervisory requirement, or change in regulation or enforcement by such authorities, whether in the form of policies, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, the Bank and other affiliates, and its operations. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads. Any failure to comply with such regulation or supervision could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The impact of recent legislation, proposed legislation, and government programs designed to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change. In addition, the failure of financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations and access to capital.

New or changed legislation or regulation and regulatory initiatives could subject us to increased regulation, increase our costs of doing business and adversely affect us.

Changes in federal and state legislation and regulation may affect our operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on our industry. The Dodd-Frank Act has implemented, and is expected to further implement, significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the Financial Stability Oversight Council to oversee systemic risk and the Consumer Financial Protection Bureau (“CFPB”) to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. Additionally, proposed rules to implement Basel III would revise risk-based and leverage capital requirements and also limit capital distributions and certain discretionary bonuses if a banking organization does not hold a “capital conservation buffer.” This additional regulation could increase our compliance costs and otherwise adversely affect our operations. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of our operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company’s cost of doing business and otherwise affect our operations, may significantly affect the markets in which the Company does business, and could have a materially adverse effect on the Company.

The CFPB, which has now been in operation for over a year, has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions.  In 2013, the CFPB issued final rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages.  Several of the CFPB’s rulemakings were issued in January 2013, and we continue to analyze their requirements to determine the impact of the rules to our businesses.  During 2013, we expect the CFPB to focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act.  These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

On January 10, 2013, the CFPB issued a final rule to implement sections of the Dodd-Frank Act that will require lenders to determine whether a consumer has the ability to repay a mortgage loan.  The rule, which goes into effect on January 10, 2014, establishes certain minimum requirements for creditors when making ability to pay determinations, and establishes certain protections from liability for mortgages meeting the definition of “qualified mortgages”.  The rule affords greater legal protections for lenders making qualified mortgages that are not “higher priced.”  Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount.  Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment.  The rule creates a special category of qualified mortgages originated by certain smaller creditors that operate in predominantly rural or underserved areas, as defined by the CFPB.  Concurrently with the final “ability to repay” rule, the CFPB released a proposal that, among other things, may define a separate category of qualified mortgages for certain smaller creditors .  Our business strategy, product offerings, and profitability may change as the rule become becomes effective and is interpreted by the regulators and courts.

On January 17, 2013, the CFPB issued final rules containing new mortgage servicing standards which will take effect on January 10, 2014.  The final rules impose new requirements regarding force-placed insurance, mandate certain notices prior to rate adjustments on adjustable-rate mortgages, and establish requirements for periodic disclosures to borrowers.  These requirements will affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance.  Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.  Servicers must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application.  Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred.  These new standards are expected to increase the cost and compliance risks of servicing mortgage loans.  We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

While the full impact of the Dodd-Frank Act and the CFPB rulemakings cannot be assessed until all implementing regulations are released and become effective, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations.  The CFPB’s rules are likely to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse effect on our operating results and financial condition.

We may not be able to successfully compete with others for business.

The Company competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, online divisions of banks located in other markets as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. There is also competition for banking business from competitors outside of its market area. As noted above, the Company and the Bank are subject to extensive regulations and supervision, including, in many cases, regulations that limit the type and scope of activities. Many competitors have substantially greater resources than the Company, may offer certain services that the Bank does not provide, and operate under less stringent regulatory environments. The differences in available resources and applicable regulations may make it harder for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings. For additional discussion of the Company’s competitive environment, see the section entitled “Business — Competition” included in Item 1 of the Annual Report on Form 10-K.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by a weak real estate market and constrained financial markets. Dramatic declines in the housing market since 2008, with falling home prices and high levels of foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, non-performing assets, which are comprised of non-performing investments, non-performing loans and other real estate owned, totaled $13.6 million and represented 37.1% of shareholders’ equity as of December 31, 2012, as compared to $30.7 million and 76.9% of equity as of December 31, 2011. Although non-performing assets as a percentage of shareholders’ equity decreased, the percentage remains elevated, and deterioration in economic conditions in our markets could drive loan losses beyond that which is provided for in the Company’s allowance for loan and lease losses (“ALLL”), which would necessitate further increases in the provision for loan and lease losses, and, in turn, reduce the Company’s earnings and capital. The Company may also face the following risks in connection with the economic environment:

•                  economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

•                  market developments may affect consumer confidence levels and may reduce loan demand and cause adverse changes in payment patterns, leading to a reduced asset base, as well as increases in delinquencies and default rates on loans and other credit facilities;

•                  the methodologies the Company uses to establish the ALLL rely on complex judgments, including forecasts of economic conditions, that are inherently uncertain and may be inadequate;

•                  low market interest rates, which have been projected to continue, may pressure our interest margins as interest-earning assets, such as loans and investments, are reinvested or repriced at lower rates;

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

We have previously identified material weaknesses in our internal control over financial reporting.

Management determined that the Company’s internal control over financial reporting was not effective at December 31, 2011, and had also previously determined that disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010.

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

The Company has implemented remediation efforts with respect to the material weakness at December 31, 2011, and management concluded that its new internal controls are operating effectively. Although the Company has not identified any additional material weaknesses in 2012 and has taken steps to make the necessary improvements to remediate the material weaknesses it had identified, we cannot be certain that other weaknesses will not be identified or that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future. Any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the 1934 Act in a timely manner, and require us to incur additional costs and to divert management resources.

Though we have remediated our prior material weaknesses, any further ineffective internal controls over financial reporting could result in restatements in the future and further increased regulatory scrutiny as well as cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading value of our securities and our ability to raise capital.

The Company is subject to lending risk.

As of December 31, 2012, approximately 44.2% of the Company’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $9.7 million, or 1.6% of total gross loans, as of December 31, 2012, and $19.9 million, or 2.9% of total gross loans, as of December 31, 2011. An increase in non-performing loans could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in our primary market area, will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates the Company must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Our concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of our loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of our loans are to borrowers in that area. The Company also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2012, $388.2 million, or 64.9%, of our gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate the Company’s commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $32.5 million, or 5.4%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $110.1 million, or 18.4%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayments of these loans often depend on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While the Company believes that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in the Company’s general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, the Company would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Commercial real estate, commercial and industrial and construction, land acquisition and development loans tend to have larger balances than single family mortgage loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing assets. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan and lease losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $33.3 million as of December 31, 2012. Of those, loans in the amount of $196 thousand were not performing in accordance with the terms of the loan agreements. At December 31, 2012, there were no other loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans. (For more information regarding loans to officers and directors and/or their related parties, please refer to Note 14 — Related Party Transactions to our consolidated financial statements included in Item 8 and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K.)

Our financial condition and results of operations would be adversely affected if our ALLL is not sufficient to absorb actual losses or if we are required to increase our ALLL.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2012, the ALLL totaled $18.5 million, representing 3.1% of total loans.

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

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write-down the security, to reflect credit-related impairments through a charge to earnings.

The Company reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s investment securities has declined below its carrying value, the Company is required to assess whether the decline is an other- than- temporary-impairment (“OTTI”). If the Company concludes that the decline is other than temporary, it is required to write-down the value of that security to reflect the credit-related impairments through a charge to earnings. During 2012, the Company’s investment portfolio included four pooled trust preferred collateralized debt obligations (“PreTSLs”) on which the Company recognized total OTTI charges of $96 thousand primarily as a result of market developments. Though the Company sold all of its remaining PreTSLs during 2012 and held no PreTSLs in its investment portfolio as of December 31, 2012, changes in the expected cash flows of securities in its portfolio and/or prolonged price declines in future periods may result in additional impairment of the Company’s investment securities that is other than temporary, which would require a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future. In addition, to the extent that the value of any of the Company’s investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

The Company holds approximately $6.0 million in capital stock of the Federal Home Loan of Pittsburgh (“FHLB”) as of December 31, 2012. The Company must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If FHLB were to cease operations, the Company’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Laws, regulations and banking regulators require the Company and Bank to maintain adequate levels of capital to support its operations. In addition, capital levels are determined by the Company’s management and Board of Directors based on capital levels that they believe are necessary to support the Company’s business operations. Also, pursuant to the Order and the Agreement, the Company and the Bank are required to maintain increased capital levels in compliance with the Company’s revised capital plan. The Company regularly evaluates its present and future capital requirements and needs and analyzes capital raising alternatives and options. Even if the Company succeeds in meeting its current regulatory capital requirements, it may need to raise additional capital in the future to support possible loan losses during future periods, to meet future regulatory capital requirements or for other reasons.

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

If our information technology is unable to keep pace with our growth or industry developments, our financial performance may suffer.

Effective and competitive delivery of the Company’s products and services increasingly depends on information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology can improve efficiency and help reduce costs. The Company’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create efficiencies in its operations. Many of the Company’s competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive. There can be no assurance that the Company will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively.

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

Our profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania, specifically in Lackawanna, Luzerne, Wayne and Monroe Counties.

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

The Company hired its current President and Chief Executive Officer (“CEO”) in December 2011 and appointed its current Chief Financial Officer (“CFO”) in August 2012. From the first quarter of 2010, when the Company’s President and CEO resigned, until December 2011, the Company operated without a permanent CEO. In addition, since August 2010, the Company has experienced turnover at the senior management level. The Company is currently searching for a new Chief Lending Officer and has added other key personnel. As a result of this senior management turnover, until the Company integrates its new personnel, and such personnel are able to perform successfully their designated functions, it may be unable to successfully manage and grow the business and its financial condition and profitability may suffer. The Company believes each member of the senior management team is important to the Company’s success and the unexpected loss of any of these persons could impair our day-to-day operations as well as its strategic direction.

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

From time to time, customers and shareholders make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Regardless of whether customer and shareholder claims and legal actions related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Moreover, as a result of the restatement of its financial statements and revisions to many of its policies made for the periods ended December 31, 2009, March 31, 2010 and June 30, 2010, the Company may be at increased risk for such litigation. For example, on May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty. The Company has been named as a nominal defendant.

Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. For additional discussion of the Company’s current legal matters, refer to Item 3, “Legal Proceedings” to this Annual Report on Form 10-K.

The price of our common shares may fluctuate significantly, which may make it difficult for investors to resell common shares at a time or price they find attractive.

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

The Company’s common shares were quoted, through December 17, 2010, on the over the counter bulletin board market, and are currently quoted on OTC Markets Group, Inc. During the year ended December 31, 2012, an average of 1,845 shares traded on a daily basis. There can be no assurance that an active and liquid market for the Company’s common shares will develop, or if one develops that it can be maintained. The absence of an active trading market may make it difficult to subsequently sell the Company’s common shares at the prevailing price, particularly in large quantities. For a further discussion, see Item 5- “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities” of this report.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently conducts business from its main office located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512 and from its additional 20 branches located throughout Lackawanna, Luzerne, Wayne and Monroe counties.  At December 31, 2012, aggregate net book value of premises and equipment was $18.9 million.  With the exception of the anticipated relocation of our Wilkes-Barre branch as described below and potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

In January 2013, the Company received approval from the OCC to relocate its Wilkes-Barre, Pennsylvania branch office. The relocation to the new site, which is less than one mile from the current site, is anticipated to occur by the end of the second quarter of 2013. The lease obligation associated with the current site expires in May 2013. On February 11, 2013 the Company entered into a 12-year lease agreement for the new location, which commences April 1, 2013.

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

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty.  The Company has been named as a nominal defendant.   The Board had appointed a special litigation committee in January 2012 to investigate the matters raised in the Gray complaint.  The special litigation committee has retained independent counsel to assist with its investigation.  This matter is in a preliminary stage and the Company cannot determine the outcome or potential range of loss at this time.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and its subsidiary, First National Community Bank, as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims. The Company and the other defendants are defending the claims, specifically all parties have filed pre-discovery motions. The motions have been fully briefed and the parties are awaiting the Judge’s rulings on the motions. At this time, the Company cannot reasonably determine the outcome or potential range of loss.

The Company has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Item 4.         Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Stock and Dividends Paid

The Company’s common shares returned to full quotation status on the OTCQB operated by the OTC Markets Group, Inc. on August 24, 2012 when the Company became fully compliant with regard to its regulatory reporting status. Previously, in the fourth quarter of 2010, the Company had been notified by the Financial Industry Regulatory Authority (“FINRA”) that the Company’s common shares would cease to be eligible for continued quotation on the Over the Counter (“OTC”) Bulletin Board after December 17, 2010.  This determination was based on the Company’s delay in filing its quarterly report on Form 10-Q for the third quarter of 2010. The Company’s common shares are currently quoted on the OTC Markets Group, Inc. (formerly referred to as the “Pink Sheets”) under the symbol “FNCB”. The principal market area for the Company’s shares is northeastern Pennsylvania, although shares are held by residents of other states across the country. Quarterly market highs and lows and dividends paid for each of the past two years are presented below.  These prices represent actual transactions.

	MARKET PRICE		DIVIDENDS PAID PER
	HIGH	LOW	SHARE
QUARTER	2012		2012
First	$4.35	$2.10	$0.00
Second	3.85	2.55	0.00
Third	4.00	2.71	0.00
Fourth	4.00	3.00	0.00

QUARTER	2011		2011
First	$4.74	$3.20	$0.00
Second	3.99	3.05	0.00
Third	3.50	2.50	0.00
Fourth	2.99	2.42	0.00

Holders

As of February 28, 2013 there were 1,926 holders of record of the Company’s common shares.

Dividends

As of February 26, 2010, as a result of the Order and Agreement, the Company has suspended paying dividends indefinitely and will not resume paying dividends without prior permission from the OCC and the Reserve Bank.

Equity Compensation Plans

For more information regarding the Company’s equity compensation plans, see Part III, Item 12 “Security Ownership of  Certain Beneficial Owners and Management and Related Stockholder Matters” to this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return (i.e. price change, reinvestment of cash dividends and stock dividends received) on our common shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index, the SNL Bank Index for banks with $500 million to $1 billion in assets and the SNL Bank Index for banks with $1 billion to $5 billion in assets.  The stock performance graph assumes that $100 was invested on December 31, 2007.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  The Company calculates each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e. more valuable) count for more in all indices.

(*)                                 Source: SNL Financial LC, Charlottesville, VA © 2011.  SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

Purchase of Equity Securities by the Issuer or Affiliates Purchasers

None.

Recent Sales of Unregistered Securities

On December 17, 2012, the Board of Directors granted 50 shares of the Company’s authorized but unissued common shares to each active full and part-time employee in exchange for services provided during the fiscal year. There were 15,050 shares issued under this grant at a cost per share of $3.05, with a total cost of $46 thousand included in salary expense in 2012. This share grant was effected without registration under the Securities Act in reliance upon Section 2(3) of the Securities Act, as a non-sale distribution of securities by the Company. These shares were given to all employees of the Company as a share bonus and not as individual incentive compensation or in lieu of a cash payment, with no investment decision on the part of the recipients or receipt of value by the Company in return. There were no underwriters employed in the issuance of the securities or in connection with this transaction, and no proceeds were received by the Company for this stock grant. There have been no sales of unregistered securities during 2012.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$968,274	$1,102,639	$1,167,298	$1,366,332	$1,313,759
Securities, available-for-sale	185,361	185,475	251,072	252,946	245,900
Securities, held-to-maturity	2,198	2,094	1,994	1,899	1,808
Net loans	579,396	659,044	735,813	917,516	956,674
Total deposits	854,613	957,136	982,436	1,071,608	952,892
Borrowed funds	53,903	83,571	137,604	217,467	245,197
Shareholders’ equity	36,925	39,925	32,055	63,084	100,342

Income Statement Data:
Interest income	$37,027	$42,936	$55,471	$64,398	$73,451
Interest expense	9,218	13,867	21,868	25,196	33,242
Net interest income before provision for loan and lease losses	27,809	29,069	33,603	39,202	40,209
Provision for loan and lease losses	4,065	523	25,041	42,089	1,804
Non-interest income (loss)	4,283	12,949	1,282	(12,001)	7,812
Non-interest expenses	41,738	41,830	41,564	38,022	26,530
Income (loss) before income taxes	(13,711)	(335)	(31,720)	(52,910)	19,687
Provision (credit) for income taxes	—	—	—	(8,594)	4,604
Net income (loss)	(13,711)	(335)	(31,720)	(44,316)	15,083
Earnings per share, basic and diluted	(0.83)	(0.02)	(1.94)	(2.74)	0.95

Capital and Related Ratios:
Cash dividends declared per share	$—	$—	$—	$0.17	$0.46
Book value per share	2.24	2.43	1.95	3.87	5.59
Tier I leverage ratio	4.07%	4.72%	4.27%	5.94%	8.99%
Total risk-based capital to risk-adjusted assets	10.20%	11.35%	10.13%	10.54%	11.18%
Average equity to average total assets	3.97%	3.04%	4.10%	6.89%	8.12%
Tangible equity to tangible assets	3.75%	3.55%	2.67%	4.49%	6.94%

Selected Performance Ratios:
Return on average assets	(1.35)%	(0.03)%	(2.44)%	(3.29)%	1.17%
Return on average equity	(34.09)%	(0.98)%	(59.44)%	(47.78)%	14.35%
Net interest margin	3.28%	3.10%	3.07%	3.35%	3.57%
Noninterest income/operating income (FTE)	9.72%	21.82%	2.42%	(21.00)%	9.24%

Asset Quality Ratios:
Allowance for loan and lease losses/total loans	3.10%	3.07%	2.98%	2.40%	0.86%
Nonperforming loans/total loans	1.62%	2.93%	3.74%	2.77%	2.43%
Allowance for loan and lease losses/nonperforming loans	190.92%	104.60%	79.58%	86.44%	35.25%
Net charge-offs/average loans	0.97%	0.31%	2.84%	2.87%	0.12%

Note: Average balances were calculated using average daily balances. Average balances for loans included nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis  (“MD&A”) represents an overview of the financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report and Risk Factors detailed in Item 1A of Part I of this report.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations.  The Company’s significant accounting policies are presented in Note 2 to the consolidated financial statements.  Management has identified the policies on the Allowance for Loan and Lease Losses (“ALLL”), securities valuation, valuation of other real estate owned (OREO) and income taxes to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

Allowance for Loan and Lease Losses

Management continually evaluates the credit quality of the Company’s loan portfolio, and performs a formal review of the adequacy of the ALLL on a quarterly basis.  The ALLL is established through a provision for loan losses charged to earnings and is maintained at a level management considers adequate to absorb estimated probable losses inherent in the loan portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The general reserve component of the ALLL is based on pools of unimpaired loans segregated generally by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing,” and historical loss factors and varied qualitative factor basis point allocations are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans.  Substandard loans on nonaccrual status are included in impaired loans.

See Note 2-”Summary of Significant Accounting Policies” and Note 5-”Loans” of the consolidated financial statements included in Item 8-”Financial Statements and Supplementary Data” for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are  used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3).  For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs.  The use of different assumptions could have a positive or negative effect on the consolidated financial condition or results of operations.  See Note 4-”Securities” and Note 18-”Fair Value Measurements” of the consolidated financial statements included in Item 8 hereof for more information about the Company’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity or available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income. The Company recognized OTTI charges on investment securities of $96 thousand, $798 thousand, and $4.3 million in 2012, 2011, and 2010, respectively, within the consolidated statements of operations. For 2012, the OTTI charges relate to estimated credit losses on pooled trust preferred securities. See Note 4-”Securities” included in Item 8-”Financial Statements and Supplementary Data” to the consolidated financial statements for additional information about our OTTI charges.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure. It is held for sale and is initially recorded at fair value less cost to sell at the date of acquisition, which establishes a new cost basis.    Upon acquisition of the property, any write-down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis.  Subsequent to acquisition, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense as incurred.

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

The Company records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.  Management conducts quarterly assessments of all available evidence to determine the amount of deferred tax assets that will more-likely-than-not be realized.  The available evidence used in connection with these assessments includes taxable income in current and prior periods, cumulative losses in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. Management’s assumptions and estimates take into consideration its interpretation of tax laws and possible outcomes of current and future audits conducted by tax authorities.  These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2012 and 2011, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.  Note 2-”Summary of Significant Accounting Policies” and Note 13 - “Income Taxes” to the consolidated financial statements include additional discussion on the accounting for income taxes.

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

ASU No. 2011-11, Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities” was issued in December 2011.  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 on January 1, 2013 will not have an effect on the operating results or financial position of the Company.

ASU No. 2012-02 “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” was issued in July 2012. This update simplifies the guidance for testing the decline in realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allows an entity the option to first assess qualitative factors  to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 on January 1, 2013 will not have an effect on the operating results or financial position of the Company.

ASU No. 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” was issued in January 2013. This update clarifies the scope of transactions that are subject to the disclosures about offsetting, specifically that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU  2013-01 on January 1, 2013 will not have an effect on the operating results or financial position of the Company.

ASU No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” was issued in February 2013. The objective of this update was to improve the transparency of reporting these reclassifications. The new amendments will require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. Public companies are required to comply with these amendments for all reporting periods, both interim and annual periods, beginning after December 15, 2012. The adoption of ASU 2013-02 on January 1, 2013 is not expected to have a material effect on the operating results or financial position of the Company.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with the MD&A in its entirety.

The Company reached two very important milestones in 2012: (i) returning to current SEC reporting status with the timely filing of its third quarter 2012 Quarterly Report on Form 10-Q; and (ii) its stock returned to open trading on the OTCQB. Reaching these milestones allowed management to focus on strategies and take actions aimed at reducing balance sheet risk and the levels of classified assets, cost control and revenue growth. These actions involved:

•                  Selling off higher-risk securities in its securities portfolio, including the Company’s entire holdings of Pooled Trust Preferred securities (“PreTSLs”) and private label collateralized mortgage obligations (“PLCMOs”);

•                  Reducing levels of classified assets, including nonperforming loans and other real estate owned (“OREO”);

•                  Using excess liquidity to reduce borrowings at the Federal Home Loan Bank of Pittsburgh (“FHLB”); and

•                  Implementing a Reduction in Force and Voluntary Separation Program. The purpose of these actions was to align the Company’s staffing model with its current asset size and transaction volume.

The Company reported a net loss of $13.7 million in 2012 compared to a $0.3 million net loss in 2011.  Basic and diluted losses per share were $(0.83) per share in 2012 and $(0.02) per share in 2011. The increase in the net loss resulted primarily from a $8.7 million reduction in non-interest income, a $3.5 million increase in the provision for loan and lease losses and a $1.3 million decrease in net interest income. Non-interest expense decreased $92 thousand. Return on average assets and return on average equity were (1.35%) and (34.09%) in 2012, and (0.03%) and (0.98%) in 2011, respectively.

Total assets decreased $134.4 million, or 12.2%, to $968.3 million, at December 31, 2012, as compared to $1.10 billion at December 31, 2011. The reduction in the balance sheet was driven by a $102.5 million, or 10.7%, decrease in total deposits. In addition, the Company repaid FHLB advances totaling $29.7 million.  Net loans decreased $79.6 million or 12.1%, while investment securities were unchanged.  These changes caused a $53.4 million or 31.7% reduction in cash and cash equivalents.

Total shareholders’ equity decreased $3.0 million to $36.9 million at December 31, 2012 from $39.9 million at the end of 2011.  The $13.7 million net loss was partially offset by a $10.7 million positive change in other comprehensive income. The total risk-based capital ratios for the Company and the Bank were 10.20% and 11.79%, respectively at December 31, 2012, compared to 11.35% and 11.73%, respectively at December 31, 2011.

Net Interest Income

2012 compared to 2011

Net interest income is the difference between interest revenue, interest and fees on interest-earning assets and interest expense, interest paid to the Company’s depositors and interest paid on external borrowings. Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of nonperforming assets. The tax-equivalent net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets and is a key measurement used in the banking industry to measure income from earning assets. The Company’s tax-equivalent net interest margin improved 18 basis points to 3.28% in 2012 from 3.10% in 2011.  Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.15% in 2012, an increase of 15 basis points compared to 3.00% in 2011.

Net interest income on a tax-equivalent basis decreased $1.9 million to $30.6 million for 2012 compared with $32.5 million for 2011. During 2012, lower average securities and loan balances and lower yields on interest-earning assets negatively impacted our net interest income.  The yield on average earning assets declined 16 basis points to 4.27% in 2012 from 4.43% in 2011, which primarily resulted from a 24 basis point decrease in the tax-equivalent yield on the loan portfolio. The effects of the decreased yields were partially offset by a 31 basis point decline in the cost of average interest-bearing liabilities and lower volume of average interest-bearing liabilities as compared to the previous year. The Federal Reserve kept interest rates stable during 2012 leaving the Federal Funds rate at 25 basis points. The Company’s floating rate loans are largely indexed to the national prime rate and many of these loans are now at their floors and will remain there until the prime rate moves up enough for their rates to adjust upward. In addition, most of the time deposits in the Company’s funding portfolio matured and continued to renew at lower market rates in 2012.

Average loans totaled $653.0 million for the year ended December 31, 2012, a decrease of $70.7 million, or 9.8%, compared to the same period for 2011.  The reduction is primarily due to the net pay downs of commercial and industrial loans and real estate loans of $64.2 million and $19.0 million, respectively. During 2012, loan satisfactions continued to outpace originations. Several large commercial loan relationships were lost upon the sale of the businesses. In addition, approximately $56.6 million in commercial loans to a related party, which were fully secured by deposit accounts, were paid off during 2012. Interest income on a tax-equivalent basis for loans decreased $5.0 million due to the decrease in average loans and a 24 basis point decrease in the average loan yield as loans continued to reset at lower rates. In addition, competition within the Company’s market area escalated, causing pricing pressures that led to new loans being originated at lower rates as compared to 2011, and the reduction of rates on existing loans in order to retain business.

The interest income that would have been earned on non-accrual and restructured loans outstanding at December 31, 2012, 2011 and 2010 in accordance with their original terms approximated $1.4 million, $2.2 million, and $2.9 million, respectively.  Interest income on impaired loans of $376 thousand, $238 thousand, and $619 thousand was recognized based on payments received in 2012, 2011 and 2010.

Average investment securities totaled $199.2 million, a decrease of $33.6 million, or 14.4%, in 2012 compared to 2011. Interest income on a tax equivalent basis for investment securities decreased $1.6 million, primarily due to reinvestment of pay downs and maturities into more lower-yielding securities. Average interest-bearing deposits in other banks declined $12.4 million as the Company decreased its holdings of liquid assets.  Interest income on interest-bearing deposits in other banks increased $12 thousand as the 5 basis point increase in the yield more than offset a $12.4 million decrease in volume.

Average interest-bearing liabilities totaled $822.2 million for the year ended December 31, 2012, a decrease of $147.5 million, or 15.2%, during 2012 compared to the same period in 2011, due to a decrease in interest-bearing deposits of $108.3 million, or 12.6%, and a decrease in borrowings of $39.1 million, or 35.0%.

The Company experienced reductions in the average balances for all major deposit categories. Specifically, average interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased $35.3 million, $1.7 million, $10.8 million and $60.6 million, respectively. During 2012, the Company continued its pricing strategy to reduce its cost of funds and to direct deposit growth to short-term maturity products.  The Company continued to reposition maturing longer term time deposits into short-term products, whenever possible, and allowed the residual to run-off.  The Company used a portion of the net proceeds received  from the loan and investment portfolios to fund deposit withdrawals and the maturities of the higher cost time deposits.  The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 25, 14, 34, and 26 basis points respectively, from the same period in 2011. The average cost of interest-bearing deposits decreased by 30 basis points to 0.72% in 2012 from 1.02% in 2011.  The decrease in the rate on interest-bearing deposits was driven primarily by the pricing decreases that resulted from the Company’s pricing strategy. Average borrowed funds and other interest-bearing liabilities totaled $72.6 million for the year ended December 31, 2012, a decrease of $39.1 million, or 35.0%, compared to 2011.  During 2012, the Company continued

to employ its funds management plan implemented in 2010 and to pay off term borrowings. The Company used excess liquidity from loan repayments and sales of investment securities to pay off a portion of its term borrowings. The Company did not enter into any new term borrowings in 2012.  The 71 basis point increase in the cost of borrowed funds for the year ended December 31, 2012 is primarily attributable to the repayment during 2012 of maturing FHLB advances that were at lower rates, resulting in higher-rate borrowings becoming a larger percentage of total borrowings and an increase in the related cost of borrowed funds.

2011 compared to 2010

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

Average interest-bearing liabilities totaled $969.6 million for the year ended December 31, 2011, a decrease of $182.8 million, or 15.9%, compared to the same period in 2010 primarily due to a decrease in interest-bearing deposits of $97.9 million, or 10.2%, and a decrease in borrowed funds of $84.9 million or 43.2%.

Average interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased $18.4 million, $4.1 million, $44.3 million and $31.1 million, respectively. During 2011, the Company implemented a pricing strategy to reduce its cost of funds and to concentrate deposit growth on short-term maturities.  The Company repositioned maturing longer term time deposits into short-term products, whenever possible, and allowed the residual to run-off.  The Company used the net proceeds from the sale of investment securities and a portion of the funds provided from loan repayments to fund deposit withdrawals and the maturities of the higher cost time deposits.  The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 49, 22, 31, and 56 basis points respectively, from the same period in 2010. The average cost of interest-bearing deposits decreased by 46 basis points to 1.02% in 2011 from 1.48% in 2010.  The decrease in the rate on interest-bearing deposits was driven primarily by the pricing decreases that resulted from the Company’s pricing strategy and  an overall decrease in market rates. Average borrowed funds and other interest-bearing liabilities totaled $111.7 million for the year ended December 31, 2011, a decrease of $84.9 million, or 43.2%, compared to 2010.  During 2011, the Company continued to employ its funds management plan implemented in 2010 and to pay off term borrowings.  The Company used a portion of the funds provided from loan repayments to pay off $53.6 million of term borrowings.  The Company did not enter into any new term borrowings in 2011.  The Company borrowed and repaid short-term borrowings in the amount of $60.0 million during 2011.  The 67 basis point increase in the cost of borrowed funds for the year ended December 31, 2011 is primarily attributable to the repayment during 2011 of maturing FHLB advances that were at lower rates, resulting in higher-rate borrowings becoming a larger percentage of total borrowings and an increase in the related cost of borrowed funds.

The following table reflects the components of net interest income for each of the three years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$619,151	$28,153	4.55%	$688,546	$32,831	4.77%	$826,188	$42,016	5.09%
Loans-tax free (4)	33,863	2,174	6.42%	35,150	2,479	7.05%	52,794	3,582	6.78%
Total Loans (1)(2)	653,014	30,327	4.64%	723,696	35,310	4.88%	878,982	45,598	5.19%
Securities-taxable	117,800	3,318	2.82%	123,854	3,198	2.58%	160,690	5,340	3.32%
Securities-tax free	81,368	5,956	7.32%	108,955	7,717	7.08%	121,367	8,470	6.98%
Total Securities (1)(5)	199,168	9,274	4.66%	232,809	10,915	4.69%	282,057	13,810	4.90%
Interest-bearing deposits in other banks and federal funds sold	79,571	190	0.24%	91,932	178	0.19%	68,949	161	0.23%
Total Earning Assets	931,753	39,791	4.27%	1,048,437	46,403	4.43%	1,229,988	59,569	4.84%
Non-earning assets	100,979			103,685			97,793
Allowance for loan and lease losses	(20,526)			(24,108)			(25,587)
Total Assets	$1,012,206			$1,128,014			$1,302,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	$299,938	699	0.23%	$335,201	1,615	0.48%	$353,579	3,442	0.97%
Savings deposits	87,818	161	0.18%	89,494	287	0.32%	93,598	502	0.54%
Time deposits over $100,000	170,356	1,476	0.87%	181,146	2,193	1.21%	225,446	3,416	1.52%
Other time deposits	191,462	3,048	1.59%	252,081	4,664	1.85%	283,214	6,832	2.41%
Total Interest-bearing Deposits	749,574	5,384	0.72%	857,922	8,759	1.02%	955,837	14,192	1.48%
Borrowed funds and other interest-bearing liabilities	72,593	3,834	5.28%	111,709	5,108	4.57%	196,606	7,676	3.90%
Total Interest-Bearing Liabilities	822,167	9,218	1.12%	969,631	13,867	1.43%	1,152,443	21,868	1.90%
Demand deposits	128,254			107,763			82,400
Other liabilities	21,568			16,301			13,982
Shareholders’ equity	40,217			34,319			53,369
Total Liabilities and Shareholders Equity	$1,012,206			$1,128,014			$1,302,194
Net Interest Income/Interest Rate Spread (6)		30,573	3.15%		32,536	3.00%		37,701	2.94%
Tax equivalent adjustment		(2,764)			(3,467)			(4,098)
Net interest income as reported		$27,809			$29,069			$33,603

Net Interest Margin (7)			3.28%			3.10%			3.07%

(1) Interest income is presented on a tax-equivalent basis using a 34% rate for 2012, 2011 and 2010.

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

Rate Volume Analysis

The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning assets, specifically loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.  Components of interest income and interest expense are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

The following table shows the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

	December 31,			December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Loans - taxable	$(3,204)	$(1,474)	$(4,678)	$(6,682)	$(2,503)	$(9,185)
Loans - tax free	(88)	(217)	(305)	(1,239)	136	(1,103)
Total loans	(3,292)	(1,691)	(4,983)	(7,921)	(2,367)	(10,288)
Securities - taxable	(161)	281	120	(1,086)	(1,056)	(2,142)
Securities - tax free	(2,012)	251	(1,761)	(877)	124	(753)
Total securities	(2,173)	532	(1,641)	(1,963)	(932)	(2,895)
Interest-bearing deposits in other banks and federal funds sold	(26)	38	12	48	(31)	17
Total interest income	(5,491)	(1,121)	(6,612)	(9,836)	(3,330)	(13,166)

Interest Expense:
Interest-bearing demand deposits	(155)	(761)	(916)	(4)	(1,823)	(1,827)
Savings deposits	(5)	(121)	(126)	(21)	(194)	(215)
Time deposits over $100,000	(124)	(593)	(717)	(605)	(618)	(1,223)
Other time deposits	(1,023)	(593)	(1,616)	(695)	(1,473)	(2,168)
Total interest-bearing deposits	(1,307)	(2,068)	(3,375)	(1,325)	(4,108)	(5,433)
Borrowed funds and other interest-bearing liabilities	(1,981)	707	(1,274)	(3,721)	1,153	(2,568)
Total interest expense	(3,288)	(1,361)	(4,649)	(5,046)	(2,955)	(8,001)
Net Interest Income	$(2,203)	$240	$(1,963)	$(4,790)	$(375)	$(5,165)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and associated credit risks.  Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL.  The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL.

2012 compared to 2011

The provision for loan and lease losses was $4.1 million in 2012 as compared to $0.5 million in 2011.  The increase primarily resulted from an increase in charge-offs of classified credits, specifically one larger commercial credit totaling $3.1 million that was charged off during the third quarter of 2012.

2011 compared to 2010

The provision for loan and lease losses was $0.5 million in 2011 as compared to $25.0 million in 2010.  The decrease was primarily related to (i) the substantial provision taken in 2010, (ii) the $78.4 million, or 10.3% reduction in gross loans, and (iii) a reduction in the number and volume of adversely classified credits in 2011.

Non-Interest Income:

The following table lists the components of non-interest income for the years ended December 31, 2012, 2011 and 2010:

Non-Interest Income

(in thousands)	2012	2011	2010
Deposit service charges	$2,985	$3,105	$3,274
Net (loss) gain on the sale of securities	(1,712)	5,114	(1,714)
Other-than-temporary-impairment loss on securities	(96)	(798)	(4,271)
Net gain on the sale of loans held for sale	859	755	1,198
Net gain on the sale of other real estate owned	305	2,528	403
Net gain (loss) on the sale of other assets	—	20	(60)
Loan related fees	514	673	1,009
Income on bank-owned life insurance	692	787	740
Other	736	765	703
Total non-interest income	$4,283	$12,949	$1,282

2012 compared to 2011

Total non-interest income decreased $8.7 million to $4.3 million in 2012 from $12.9 million in 2011. The 66.9% decrease resulted primarily from a $1.7 million loss on the sale of investment securities in 2012 compared to a $5.1 million gain on the sale of investment securities in 2011, coupled with a $2.2 million reduction in net gains on the sale of OREO to $305 thousand in 2012 from $2.5 million in 2011.

During 2012, the Company recorded a $1.7 million net loss on the sale of investment securities with an amortized cost of $47.8 million. Specifically, the Company sold its entire holdings of private label collateralized mortgage obligations (“PLCMOs”) with an amortized cost of $37.5 million and pooled trust preferred collateralized debt obligation securities (“PreTSLs”) with an amortized cost of $10.3 million. Management decided to sell these securities as part of its strategy to reduce the amount of market risk and levels of classified assets on the balance sheet.

The Company recorded a $305 thousand net gain on the sale of 17 OREO properties. The Company continues to aggressively seek buyers for its OREO properties.

2011 compared to 2010

During 2011, total non-interest income increased by $11.6 million to $12.9 million from $1.3 million in 2010.  The $11.6 million increase in non-interest income primarily resulted from (i) a $5.1 million gain on the sale of investment securities in 2011 compared to the $1.7 million loss on the sale of investment securities in 2010, (ii) a $3.5 million reduction in OTTI losses incurred on investment securities to $0.8 million in 2011 from the $4.3 million the Company recorded in 2010, and (iii) a $2.1 million increase in net gains on the sale of OREO to $2.5 million in 2011 from $0.4 million in 2010.

During 2011, the Company recorded a $5.1 million net gain on the sale of investment securities with an amortized cost of $117.5 million.  The sale was comprised of mortgage-backed securities in the amount of $77.9 million, municipal securities in the amount of $39.0 million and PreTSLs in the amount of $0.6 million.  The Company sold these securities to improve the Bank’s capital ratios as required by the Order and to reduce exposure to prepayment risk in the mortgage-backed securities portfolio and call risk in the municipal securities portfolio.

During 2011, the Company recorded a $2.5 million net gain on the sale of 16 OREO properties.  The net gain was primarily attributable to a $1.8 million gain from the sale of a property in Florida as well as a $0.7 million gain resulting from the bulk sale of a 129-lot land development property the Company acquired through foreclosure in 2010.

Non-Interest Expense

The following table lists the major components of non-interest expense for the years ended December 31, 2012, 2011 and 2010:

Non-Interest Expense

(in thousands)	2012	2011	2010
Salaries and employee benefits	$14,702	$14,117	$13,077
Occupancy expense	2,225	2,508	3,228
Equipment expense	1,723	1,654	1,763
Advertising expense	614	629	712
Data processing expense	2,141	2,036	2,023
FDIC assessment	2,216	2,657	2,828
Bank shares tax	882	1,103	1,020
Expense of other real estate	2,027	3,720	7,521
Provision (credit) for off-balance sheet commitments	358	(423)	(678)
Legal expense	4,233	2,716	1,075
Professional fees	4,385	5,413	2,066
Insurance expense	896	685	362
Loan collection expenses	765	780	647
Other operating expenses	4,571	4,235	5,920
Total non-interest expense	$41,738	$41,830	$41,564

2012 compared to 2011

Total non-interest expense decreased $92 thousand or 0.2%, to $41.7 million in 2012 as compared to 2011. The change in non-interest expense resulted primarily from a $1.7 million decrease in OREO expense, a $1.0 million decrease in professional fees, a $0.4 million decrease in the FDIC assessment, and a $0.3 million decrease in occupancy expense. These decreases were partially offset by increases in legal expenses of $1.5 million, the provision for off-balance sheet commitments of $0.8 million and salaries and benefits expense of $0.6 million.

Other real estate expense decreased by $1.7 million, or 45.5%, in 2012 as compared to 2011 primarily due to a $1.1 million reduction in impairment charges. In addition, real estate taxes and legal expenses decreased $0.4 million and $0.2 million, respectively, comparing 2012 to 2011. The reduction in impairment is primarily attributable to the stabilization of real estate values  and a reduction in the number of properties held in OREO.

Professional fee expense decreased $1.0 million in 2012 as compared to 2011.  Despite the decrease, professional fee expense remained elevated for the majority of 2012. Upon returning to current SEC reporting status with the filing with the filing of its third quarter 2012 Form 10-Q, the Company began reducing its reliance on outside consulting and professional services and expects these costs to continue to decline in 2013.

FDIC assessment expense decreased $0.4 million in 2012 as a result of the decline in the level of average assets. The Bank’s risk-profile remained a Category III in 2012.

Occupancy expense decreased $0.3, or 11.3%, in 2012 as compared to 2011.  The decrease was primarily attributable to reductions in repairs and maintenance and utility costs.

Regulatory oversight, SEC compliance-related costs and other legal matters continued to impact legal fees in 2012 and resulted in a $1.5 million increase in legal expense as compared to 2011.

The provision for off-balance sheet commitments increased $0.8 million and resulted in the Company recording a $0.4 million charge in 2012, compared to a $0.4 million credit in 2011. The increase in the provision is primarily attributable to an increase in the Bank’s construction loan commitments.

Salary and employee benefit costs, which accounted for 35.2% of total non-interest expense in 2012, increased $0.6 million or 4.1% to $14.7 million in 2012 compared to $14.1 million in 2011. Salary expense increased $0.5 million, which was attributable to annual employee merit increases, a separation agreement entered into with the Company’s former Chief Financial Officer, several program initiatives implemented in 2012, and an employee stock grant. Employee benefits expense increased $0.1 million, due primarily to the ratification of a 401 (k) feature to the Company’s profit sharing plan.

On August 24, 2012, the Bank entered into a Separation Agreement and Release with the former Chief Financial Officer upon his resignation, which became effective August 31, 2012. Pursuant to the Separation Agreement, the Company agreed to pay his salary and health insurance benefits through March 1, 2013. Salary and benefits expense of $91 thousand under this agreement were recognized in 2012.

In October 2012, the Company implemented a reduction in force, which eliminated nine positions, and a voluntary separation program in an effort to better align the number of employees with the reduced asset size of the bank and transaction volumes. The voluntary separation program was offered to full-time employees who have at least ten years of service and who have attained the age of 60 years old by December 31, 2012. As of December 31, 2012, there were a total of 11 employees who had accepted the separation offer. Employees affected by the reduction in force and employees opting for the voluntary separation program received separation packages that included separation pay and medical benefit assistance for a period of time depending on their years of service.  The Company recognized $275 thousand in salaries and benefits expense in 2012 upon implementation of these programs.  As of December 31, 2012, the Company had 298 full-time equivalent employees on staff as compared to 336 on December 31, 2011.

On December 17, 2012, the Board of Directors granted 50 shares of the Company’s common stock to each active full and part time employee. There were 15,050 shares issued under this grant at a cost per share of $3.05, with a total cost of $46 thousand included in salary expense in 2012.

With regard to employee benefits expense, on April 25, 2012, the Board of Directors ratified an amendment to the defined contribution profit sharing plan to include the provisions under section 401(k) of the Internal Revenue Code (“401(k)”). The 401(k) feature of the plan, which became effective on September 1, 2012, permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. The Company may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Company discretionary matching contributions are determined each year by management. For 2012, the Company matched 50.0% of employee salary deferrals up to 4.0% for each employee.  Company matching contributions to the 401(k) Plan totaled $41 thousand in 2012.

2011 compared to 2010

During 2011, total non-interest expense increased by $0.3 million or 0.6%, from 2010 primarily due to a $3.8 million decrease in the other real estate expense, and a $1.8 million decrease in other operating expenses.  These decreases were offset by a $3.4 million increase in professional fees, a $1.8 million increase in legal fees, and a $1.0 million increase in salaries and employee benefits.  The increase in professional and legal fees is primarily attributable to increased audit, regulatory compliance, and restatement expenses.  The increase in salary and employee benefits expense is primarily attributable to the hiring of new and replacement senior officers, merit increases, and increased insurance costs.

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

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the years ended December 31, 2012, 2011 and 2010.  In 2012, the Company recorded a $6.7 million valuation charge against its deferred tax assets increasing the valuation allowance to $34.5 million at December 31, 2012 from $27.8 million at December 31, 2011.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance.

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

FINANCIAL CONDITION

Total assets decreased $134.4 million, or 12.2%, to $968.3 million, at December 31, 2012, as compared to $1.10 billion at December 31, 2011. The reduction in the balance sheet was driven by a $102.5 million or 10.7% decrease in total deposits. In addition, the Company repaid FHLB advances totaling $29.7 million.  Net loans decreased $79.6 million or 12.1%, while investment securities were unchanged.  The decline in deposits, partially offset by the decrease in loans resulted in a $53.4 million or 31.7% reduction in cash and cash equivalents.

Total shareholders’ equity decreased $3.0 million to $36.9 million at December 31, 2012 from $39.9 million at the end of 2011. The $13.7 million net loss was partially offset by a $10.7 million positive change in other comprehensive income. The Company did not pay any dividends in 2012 or 2011. The Company suspended paying dividends in 2010 to conserve capital and comply with regulatory requirements.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and provides a source of interest income to increase our profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements. Investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated comprehensive income, net of tax.  The Company determines the appropriate classification of investment securities at the time of purchase. The decision to purchase or sell investment securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Investment securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost. Federal Reserve Bank stock is included in other assets.

At December 31, 2012, the Company’s investment portfolio was comprised principally of taxable and tax-exempt obligations of states and political subdivisions and obligations of U.S. government-sponsored agencies, including residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”). There was one security issuer, St. Clair County, IL School District, whose aggregate carrying value exceeded 10.0% of Shareholders’ equity as of December 31, 2012. The aggregate carrying value of the securities of this issuer was $4.0 million.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	December 31,
(in thousands)	2012	2011	2010
Available-for-sale
Obligations of U.S. government agencies	$1,891	$8,048	$8,307
Obligations of state and political subdivisions	103,501	96,161	111,353
Collateralized mortgage obligations:
Government-sponsored agency	9,103	8,468	77,816
Private label	—	36,256	—
Residential mortgage-backed securities:
Government-sponsored agency	69,456	31,393	49,120
Pooled trust preferred senior class	—	1,604	1,422
Pooled trust preferred mezzanine class	—	2,197	1,647
Corporate debt securities	410	342	395
Equity securities	1,000	1,006	1,012
Total securities available-for-sale	$185,361	$185,475	$251,072

Held-to-maturity
Obligations of state and political subdivisions	$2,198	$2,094	$1,994

In 2011, the Company sold most of its holdings of U.S. Government agency CMOs and reinvested the proceeds in private label CMOs (“PLCMOs”) to reduce its exposure to prepayments and improve yield.  The Company also sold some of its obligations of state and political subdivisions that were callable and reinvested a portion of the proceeds in taxable municipal securities to reduce its interest rate risk.

However, during 2012, management aligned its investment strategy with the Company’s overall corporate strategy aimed at reducing balance sheet risk and the levels of classified assets. As part of this shift in focus, management decided to sell the Company’s investment securities that posed a higher market risk and/or were considered classified assets. Specifically, the Company sold its entire holdings of both Pooled Trust Preferred securities (“PreTSLs”) and PLCMOs. Management reinvested a portion of the proceeds in pooled home equity conversion mortgages of a U.S. Government agency, which are insured by the U.S. Federal Government.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on carrying value at December 31, 2012 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Decmeber 31, 2012
					Mortgage-
					Backed Securities
					and Collateralized
	Within	> 1 — 5	6 - 10	Over	Mortgage	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$—	$—	$—	$1,891	$—	$—	$1,891
Yield				4.22%			4.22%
Obligations of state and political subdivisions (1)	—	1,118	31,613	70,770	—	—	103,501
Yield		6.15%	5.03%	7.26%			6.56%
Corporate debt securities	—	—	—	410	—	—	410
Yield				0.93%			0.93%
Collateralized Mortgage Obligations:
Government-sponsored agencies	—	—	—	—	9,103	—	9,103
Yield					2.42%		2.42%
Residential mortgage-backed securities:
Government-sponsored agencies	—	—	—	—	69,456	—	69,456
Yield					1.92%		1.92%
Equity securities (2)	—	—	—	—	—	1,000	1,000
Yield						4.15%	4.15%
Total available-for-sale securities	$—	$1,118	$31,613	$73,071	$78,559	$1,000	$185,361
Weighted yield	0.00%	6.15%	5.03%	7.14%	1.98%	4.15%	4.57%

Held-to-maturity securities
Obligations of state and political subdivisions	$—	$—	$2,198	$—	$—	$—	$2,198
Yield			7.33%				7.33%
Total held-to-maturity securities	$—	$—	$2,198	$—	$—	$—	$2,198
Weighted yield	0.00%	0.00%	7.33%	0.00%	0.00%	0.00%	7.33%

(1) Yields on state and municipal securities have been adjusted to tax-equivalent yields using a 34.0% federal income tax rate.

(2) Yield represents 2012 actual return.

Other-Than-Temporary Impairment (“OTTI”)

Management tests the Company’s investment securities for OTTI following the guidance provided in ASC Topic 320, “Investments-Debt and Equity Securities.” Under this guidance, if management has no intent to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, then other-than-temporary declines in the fair value of the debt security that are related to credit losses must be recognized in earnings as realized losses and those that are related to other factors are recognized in other comprehensive income. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in OTTI on the Company’s investment securities in future periods.

On a quarterly basis, management evaluates its investment securities for OTTI. Unrealized losses on investment securities are considered to be other-than-temporary when management believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, its potential for default, and/or other factors. Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, management must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors such as market risk. In assessing the level of OTTI attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total OTTI related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily-impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Based on the management’s evaluation at December 31, 2012, management has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations:

At December 31, 2011, the Company’s PreTSLs were comprised of four securities that were collateralized by debt issued by bank holding companies and insurance companies. The Company divested its holdings of PreTSLs during 2012 and held no such securities at December 31, 2012. At December 31, 2011, the PreTSLs, which had an aggregate amortized cost of $10.6 million and an estimated fair value of $3.8 million, had depreciated 81.7% and 64.0% from their current face values and amortized cost, respectively. The Company held one senior tranche and three mezzanine tranches.  All of the securities possessed credit ratings below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  As of December 31, 2011, three of these securities had no excess subordination and one had excess subordination equal to 12.09% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes. It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class. At June 30, 2012, the Company had determined that the estimate of projected discounted cash flows it expected to receive on its PreTSLs was less than the securities’ carrying value, and as a result an additional credit-related impairment charge to earnings of $96 thousand was recorded, which was the total of OTTI charges recorded during 2012.

During the fourth quarter of 2012, the market for these securities began to improve as some of the bank holding companies and insurance companies that had previously deferred payments had cured. As a result, the Company’s unrealized loss position related to these securities improved. In an effort to reduce balance sheet risk and the levels of classified assets, management decided to sell all four PreTSLs in the Company’s portfolio. The Company realized gross gains of $848 thousand on the sale of PreTSLs IX and XI and gross losses of $3.0 million on the sale of PreTSLs XIX and XXVI. The $6.8 million that was identified as the non-credit portion of OTTI recorded for PreTSLs in prior years was included in the determination of net income and was reversed from accumulated other comprehensive income.

For the years ended December 31, 2011 and 2010, the Company had evaluated its PreTSLs considering all available evidence, including information received after the statement of financial condition date but before the filing date and determined that the estimated projected cash flows were less than the securities’ carrying value, resulting in impairment charges to earnings for the years ended December 31, 2011 and 2010, of $0.8 million and $4.3 million, respectively. The cumulative impairment charges at December 31, 2011 and 2010 amounted to $8.6 million and $22.6 million, respectively.  The decrease in cumulative impairment charges in 2011 related to the sale of four PreTSLs in 2011, on which OTTI had previously been recognized.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)	2012	2011	2010
Beginning Balance January 1	$8,619	$22,598	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	96	798	4,271
Less: Sale of PLCMOs for which OTTI was previously recognized	—	—	(2,322)
Less: Sale of PreTSLs for which OTTI was previously recognized	(8,715)	(14,777)	—
Ending Balance, December 31	$—	$8,619	$22,598

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $7.3 million and $9.7 million at December 31, 2012 and 2011, respectively.  Management noted no indicators of impairment for the FHLB of Pittsburgh and the FRB during 2012.

Loans

During 2012, loan payoffs exceeded loan originations, specifically for commercial and industrial and commercial real estate loans, which resulted in a $79.6 million or 12.1% decrease in net loans to $579.4 million at December 31, 2012, from $659.0 million at December 31, 2011. Despite the decrease, net loans represented 59.8% of total assets at December 31, 2012 compared to 59.7% at December 31, 2011. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.

From a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), declined by $21.5 million, or 5.2%, to $388.2 million at December 31, 2012, from $409.7 million at December 31, 2011. Despite the decrease, real estate secured loans as a percentage of total gross loans increased to 59.3% of the loan portfolio at December 31, 2012 from 54.5% as of December 31, 2011.

Commercial and industrial loans decreased $64.1 million, or 36.8%, during the year to $110.1 million at December 31, 2012 from $174.2 million at December 31, 2011. Loans secured by commercial real estate decreased $24.7 million, or 9.6%, to $231.8 million at December 31, 2012 from $256.5 million at December 31, 2011. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. During 2012, approximately $56.6 million in commercial loans to a related party, which were fully secured by deposit accounts, were paid off.  In addition, at the end of 2012, two commercial customers with significant lending relationships sold their businesses. As a result, the loans associated with these relationships were paid off.  Construction, land acquisition and development loans decreased $1.0 million, or 3.0%, during the year to $32.5 million at December 31, 2012 from $33.5 million at December 31, 2011. The Company continues to monitor its exposure of this portfolio segment.

Residential real estate loans totaled $90.2 million at December 31, 2012, an increase of $10.2 million or 12.7% from $80.0 million at December 31, 2011. The components of residential real estate loans include fixed rate mortgage loans and home equity loans. Home equity lines of credit (“HELOCs”) are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, during the third quarter of 2012, the Company began holding 15- and 20-year mortgages in the loan portfolio rather than selling these loans in order to provide additional interest income based on underlying yields.

Consumer loans decreased $2.0 million, or 1.8%, during the year to $109.8 million at December 31, 2012 from $111.8 million at December 31, 2011.

Loans to state and municipal governments remained relatively unchanged and totaled $23.4 million at December 31, 2012, compared to $23.5 million at December 31, 2011.

Details regarding the loan portfolio for each of the last five years ended December 31 are as follows:

Loan Portfolio Detail

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Residential real estate	$90,228	$80,056	$87,925	$98,517	$140,067
Commercial real estate	231,835	256,508	256,327	321,326	320,302
Construction, land acquisition and development	32,502	33,450	77,395	98,383	130,546
Commercial and industrial	110,073	174,233	197,697	219,889	219,821
Consumer	109,783	111,778	110,853	164,670	119,909
State and political subdivisions	23,354	23,496	27,739	36,780	34,334
Total loans, gross	597,775	679,521	757,936	939,565	964,979
Unearned discount	(103)	(159)	(225)	(298)	(380)
Net deferred loan fees and costs	260	516	677	707	329
Allowance for loan and lease losses	(18,536)	(20,834)	(22,575)	(22,458)	(8,254)
Loans, net	$579,396	$659,044	$735,813	$917,516	$956,674

The following schedule shows the re-pricing distribution of loans outstanding as of December 31, 2012.  Also provided are those amounts classified according to sensitivity to changes in interest rates:

Loan Repricing Distribution

	December 31, 2012
(in thousands)	Within One Year	One to Five Years	Over Five Years	Total
Residential real estate	$17,772	$15,189	$57,267	$90,228
Commercial real estate	21,022	34,415	176,398	231,835
Construction, land acquisition and development	3,730	15,511	13,261	32,502
Commercial and industrial	50,819	34,888	24,366	110,073
Consumer	35,476	69,232	5,075	109,783
State and political subdivisions	79	4,527	18,748	23,354
Total	$128,898	$173,762	$295,115	$597,775

Loans with predetermined interest rates	$10,312	$107,085	$81,846	$199,243
Loans with floating rates	118,586	66,677	213,269	398,532
Total	$128,898	$173,762	$295,115	$597,775

Loan Concentrations: At December 31, 2012, 2011 and 2010, the Bank’s loan portfolio was concentrated in loans in the following industries.

Loan Concentrations

	December 31,
	2012		2011		2010
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans
Land subdivision	$17,658	2.95%	$19,626	2.89%	$29,518	3.89%
Shopping centers/complexes	21,068	3.52%	18,722	2.76%	26,298	3.47%
Gas stations	5,245	0.88%	17,118	2.52%	18,289	2.41%
Office complexes/units	9,801	1.64%	16,091	2.37%	16,842	2.22%
Solid waste landfills	13,233	2.21%	42,270	6.22%	52,270	6.90%
Hotels	13,596	2.27%	13,771	2.03%	15,357	2.03%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan losses charged to earnings.

The Company manages credit risk through the efforts of loan officers, the loan review function, and the Loan Quality and the ALLL management committees, as well as oversight from the Board of Directors, along with the application of policies and procedures designed to foster sound underwriting and credit monitoring practices.  The Company continually evaluates this process to ensure it is reacting to problems in the loan portfolio in a timely manner,  although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond the Company’s control.

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans that are identified as troubled debt restructurings (“TDRs”), loans rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired.  Impaired loans are analyzed individually for impairment.  The Company utilizes the fair value of collateral method for collateral dependent loans, which make up the majority of the Company’s impaired loans.  A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held.  For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as TDRs and are considered to be impaired.  Concessions granted under a troubled debt restructuring generally involve an extension of a loan’s stated maturity date, a reduction of the stated interest rate, payment modifications, or a combination of these modifications.  Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months, and management believes that collection of the remaining interest and principal is probable.

Non-performing loans are monitored on an ongoing basis as part of the Company’s loan review process.  Additionally, work-out efforts continue and are actively monitored for non-performing loans and OREO through the Loan Quality Committee.   Potential loss on non-performing assets is generally evaluated by comparing the outstanding loan balance to the fair market value of the pledged collateral.

Loans are placed on non-accrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This generally occurs when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment.  When the interest accrual is discontinued, all unpaid interest income is reversed and charged back against current earnings.  Any cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.  A non-accrual loan is returned to accrual status when the loan is current as to principal and interest payments, is performing according to contractual terms for six consecutive months and future payments are reasonably assured.

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means.  Real estate values appear to have stabilized. However, further real estate devaluations or weakening in economic conditions in our market area could negatively impact asset quality, causing an increase in the provision for loan and lease losses.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell.  For the Company’s calculations on real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process.  If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, either the entire loan is written off or the difference between the fair value and the principal balance is charged off.  For impaired loans for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following schedule reflects non-performing loans (including non-performing TDRs), OREO and performing TDRs as of December 31 for each of the last five years:

Non-performing Loans, OREO and Performing TDRs

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Non-accrual loans	$9,652	$19,913	$28,267	$25,865	$22,263
Loans past due 90 days or more and still accruing	57	5	99	117	1,151
Total non-performing loans	9,709	19,918	28,366	25,982	23,414
Other real estate owned	3,983	6,958	9,633	11,184	2,308
Total non-performing loans and OREO	$13,692	$26,876	$37,999	$37,166	$25,722

Performing TDRs	$7,517	$5,680	$2,513	$10,743	$—
Non-performing loans as a percentage of gross loans	1.62%	2.93%	3.74%	2.77%	2.43%

Management continued to effectively manage problem credits through heightened work-out efforts on nonperforming loans and disposing of its holdings of foreclosed properties. As a result, the Company’s asset quality improved significantly in 2012. Total non-performing loans and OREO decreased $13.2 million, or 49.1%, to $13.7 million at December 31, 2012 from $26.9 million at December 31, 2011.  At December 31, 2012, the Company’s ratio of non-performing loans to total gross loans was 1.62% compared to 2.93% reported at December 31, 2011. Non-performing loans and OREO represented 37.1% of shareholders’ equity as of December 31, 2012, as compared to 67.3% of shareholders’ equity as of December 31, 2011.  The decrease in non-performing loans and OREO as a percentage of shareholders’ equity was driven primarily by $8.3 million of charge-offs, the liquidation of several problem credits and the sale of OREO properties.  Though non-performing loans as a percentage of shareholders’ equity decreased, the percentage remains elevated and further deterioration in economic conditions could lead to additional increases in impaired loans.

Changes in Non-performing Loans

The following table presents the changes in non-performing loans for the years ended December 31, 2012 and 2011:

	Year ended December 31,
(in thousands)	2012	2011
Balance at beginning of period	$19,918	$28,266
Newly placed on non-accrual	11,061	14,779
Loans past due 90 days or more and still accruing	53	5
Transferred to OREO	(1,586)	(3,995)
Returning to performing status	(405)	(2,991)
Additional charge-offs	(8,273)	(6,648)
Loan payments	(4,223)	(9,497)
Loans sold	(6,836)	—
Balance at end of period	$9,709	$19,918

Reclassifications of performing loans to non-accrual during 2012 included one large commercial loan in the amount of $4.3 million. A substantial portion of this loan, which is secured by commercial real estate, is guaranteed by a U.S. governmental agency. At December 31, 2012, a specific reserve of $37 thousand has been allocated to this credit in the ALLL.

In addition to this credit, two credits that were placed on non-accrual status prior to 2012, constituted approximately 57% of non-performing loans at December 31, 2012. The two credits are:

•                  $1.6 million — This credit represents a commercial loan secured by a residential real estate property. This credit was paid down to

$603 thousand as of December 31, 2012. Additionally, $2 thousand of the allowance for loan and lease losses is allocated to this credit.

•      $1.4 million — This credit represents a residential mortgage loan and home equity loan secured by a personal residence. The outstanding balance of this credit, which is also a TDR, was $624 thousand at December 31, 2012. This credit has been performing according to the modified terms of the loan agreement. At December 31, 2012 management had specifically allocated $22 thousand of the allowance for loan and lease losses to this credit.

In addition to the non-performing loans identified in the table above, the Bank had potential problem loans consisting of substandard and accruing loans in the amount of $33.4 million at December 31, 2012. The volume of potential problem loans decreased $16.8 million or 33.5% from $50.2 million at December 31, 2011.

In the fourth quarter of 2012, the Company sold three nonperforming loans totaling $6.8 million to a third party.  No gain or loss was recognized upon the sale.

The Company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the Company’s general market area.  For the past eight years, the Company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota.  The majority of these loans were for out of market commercial real estate projects.  Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the remaining four (4) projects were located in Florida.  The Company’s original aggregate commitment for these various loans totaled approximately $34.0 million.  Two of these loans, one local Pennsylvania project and the New York project, were paid in full prior to 2011.   During 2011, the two Florida credits rated “substandard” were paid off and one of the Florida properties held in OREO was sold.  The outstanding balance of the two remaining loans, one Florida property held in OREO and the Pennsylvania credit rated “substandard,” had an aggregate balance of $4.6 million at December 31, 2012.  The Florida credit has been written down to the current fair value of the property and the Pennsylvania credit is currently performing.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2012, 2011 and 2010:

Accruing Loan Delinquencies and Non-accrual Loans

	December 31,
(in thousands)	2012	2011	2010
Accruing:
30-59 days	0.44%	0.83%	0.52%
60-89 days	0.06%	0.27%	0.16%
90+ days	0.01%	0.00%	0.01%
Non-accrual	1.61%	2.93%	3.74%
Total Delinquencies	2.13%	4.03%	4.43%

Total delinquencies, as a percent of gross loans, improved substantially in 2012 and was primarily due to the sale of several non-performing loans, the transfers of loans to OREO and more rigorous collection and work-out efforts directed at non-performing loans.  Delinquencies for accruing loans improved $4.4 million, or 58.7%, from $7.5 million at December 31, 2011 to $3.1 million at December 31, 2012, primarily due to decreases in residential and commercial real estate loans that were 30 — 89 days past due.  In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

The Company continues to acknowledge some weakness in local real estate markets and the local economy in general. In addition, the unemployment rate for the Scranton-Wilkes-Barre metropolitan area, the Company’s predominant market area, reached 9.5% in December 2012, the highest rate among Pennsylvania’s 14 metropolitan areas. The Company tries to mitigate these factors by emphasizing strict underwriting standards.

At December 31, 2012, there were 22 properties in OREO with an aggregate balance of $4.0 million, compared to 28 properties with an aggregate balance of $7.0 million at December 31, 2011.  At December 31, 2012, five properties held in OREO represented approximately 61% of the total. Additionally, $2.6 million, or 65%, of OREO is located in the Pocono Mountains within the Company’s primary market area. Property values in this area have been severely affected by the weakened economic environment. At December 31, 2012, there were three properties totaling $331 thousand or 8.3% or OREO that were located outside the Company’s general market area.

The Company actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors.  The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value.  A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process.  This fair value is updated on an annual basis or more frequently if new valuation information is available.  Further deterioration in the real estate market could result in additional losses on these properties.

The Company foreclosed on nine properties with an aggregate carrying value of $1.6 million during the twelve months ended December 31, 2012.  There were 15 properties with an aggregate carrying value of $3.1 million that were sold in 2012. In addition there were three partial sales that occurred during 2012 that totaled $0.2 million. Pursuant to new valuation information received during the year, there were subsequent write-downs of properties totaling $1.2 million.

The following schedule presents the activity in OREO:

Changes in OREO

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Balance, beginning of year	$6,958	$9,633	$11,184
Additions	1,586	3,995	9,928
Write-downs	(1,206)	(2,318)	(5,906)
Carrying value of OREO sold	(3,355)	(4,352)	(5,573)
Balance, end of year	$3,983	$6,958	$9,633

The following schedule presents a distribution of OREO for the periods presented:

Distribution of OREO

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Land / Lots	$2,929	$4,443	$8,357	$5,887	$2,308
Commercial Real Estate	1,054	1,695	1,086	4,852	—
Residential Real Estate	—	820	190	445	—
Total Other Real Estate Owned	$3,983	$6,958	$9,633	$11,184	$2,308

The expenses related to maintaining OREO, including the subsequent write-downs of the properties related to declines in value since foreclosure amounted to $2.0 million, $3.7 million, and $7.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and is maintained at a level that is based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio.

As part of its evaluation management considers qualitative and environmental factors including but not limited to:

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

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and
•	Analysis of our customers’ credit quality, including knowledge of their operating environment and financial condition.

Evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur.  Management monitors the loan portfolio on an ongoing basis with emphasis on weakness in both the real estate market and economy in general and its effect on repayment.  Adjustments to the ALLL are made based on management’s assessment of the factors noted above.

For purposes of its analysis, all loan relationships with an aggregate balance greater than $100 thousand that are rated substandard and non-accrual, identified as doubtful or loss, and all TDRs are considered impaired and are analyzed individually to determine the amount of impairment.  Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired.  The Company utilizes the fair value of collateral method for collateral-dependent loans and TDRs for which repayment depends on the sale of collateral. For non-collateral dependent loans and TDRs, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. With regard to collateral-dependent loans, appraisals are received at least annually to ensure that impairment measurements reflect current market conditions.  Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used.  Only downward adjustments are made based on these supporting values.  Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process.  Sales costs are periodically revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The Company’s ALLL consists of both specific and general components.  At December 31, 2012, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $310 thousand, or 1.7%, of the total ALLL.  A general allocation of $18.2 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 98.3% of the total ALLL of $18.5 million.  The ratio of the ALLL to total loans at December 31, 2012 and December 31, 2011 was 3.10% and 3.07%, respectively, based on total loans of $597.8 million and $679.5 million, respectively.

The following table presents an allocation of the ALLL and percent of loans in each category as of December 31:

Allocation of the Allowance for Loan Losses

	December 31,
	2012		2011		2010		2009		2008
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
(in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential Real Estate	$1,764	15.09%	$1,823	11.78%	$2,176	11.60%	$696	10.49%	$259	15.47%
Commercial Real Estate (1)	8,062	38.78%	11,151	37.75%	9,640	33.82%	8,397	34.20%	—	45.68%
Construction, Land Acquisition and Development (2)	2,162	5.44%	2,590	4.92%	4,170	10.21%	6,285	10.47%	—	0.00%
Commercial & Industrial	4,167	18.41%	3,292	25.64%	4,850	26.08%	4,507	23.40%	7,462	22.90%
Consumer	1,708	18.37%	1,526	16.45%	1,173	14.63%	1,980	17.53%	481	12.38%
State & Political	673	3.91%	452	3.46%	566	3.66%	593	3.91%	52	3.57%
Total	$18,536	100.00%	$20,834	100.00%	$22,575	100.00%	$22,458	100.00%	$8,254	100.00%

(1)       Prior to December 31, 2009, the commercial real estate allowance for loan and lease losses was combined with commercial and industrial loans.

(2)       Prior to December 31, 2009, the construction, land acquisition and development allowance for loan and lease losses was combined with commercial real estate loans.

The following table presents a reconciliation of the ALLL and an illustration of charge-offs and recoveries by major loan category for each of the last five years:

Reconciliation of the ALLL

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance, January 1,	$20,834	$22,575	$22,458	$8,254	$7,569
Charge-Offs:
Residential Real Estate	683	1,273	221	307	51
Commercial Real Estate	3,298	2,395	5,049	24,980	262
Construction, Land Acquisition and Development	258	1,857	12,893	—	—
Commercial & Industrial	3,389	416	6,883	2,247	466
Consumer	673	739	736	483	548
State & Political Subdivision	—	—	—	—	—
Total Charge-offs	8,301	6,680	25,782	28,017	1,327
Recoveries of Charged-off Loans:
Residential Real Estate	35	57	32	—	—
Commercial Real Estate	1,035	93	152	33	17
Construction, Land Acquisition & Development	265	2,188	303	—	—
Commercial & Industrial	265	1,852	151	22	6
Consumer	338	226	220	77	185
State & Political Subdivision	—	—	—	—	—
Total Recoveries	1,938	4,416	858	132	208
Net Charge-offs (1)	6,363	2,264	24,924	27,885	1,119
Provision for loan and lease losses	4,065	523	25,041	42,089	1,804
Balance, December 31	$18,536	$20,834	$22,575	$22,458	$8,254

Ratios:
Net Charge-Offs as a percentage of average loans outstanding	0.97%	0.31%	2.84%	2.87%	0.12%

Allowance for loan and lease losses as a percentage of gross loans outstanding at end of period	3.10%	3.07%	2.98%	2.40%	0.86%

(1)   Prior to December 31, 2009, the charge-offs and recoveries for construction, land acquisition and development allowance for loan and lease losses were combined with commercial real estate loans.

The ALLL equaled $18.5 million at December 31, 2012, a decrease of $2.3 million from $20.8 million at December 31, 2011, as net charge-offs of $6.4 million exceeded the provision for loan and lease losses of $4.0 million. The net decrease of $2.3 million was due mainly to the decrease in total loans and problem loans in 2012 as compared to 2011.

Net charge-offs increased $4.1 million to $6.4 million in 2012 from $2.3 million in 2011.  The increase was primarily attributable to one commercial and industrial loan that was charged-off in the amount of $3.2 million.  All other charge-off and recovery activity was consistent with the normal course of business.  Management is actively pursuing work out and collection efforts to collect on these loans.

Funding Sources

The Company utilizes traditional deposit products, such as demand, savings, negotiable order of withdrawal (“NOW”), money market, and time as its primary funding sources to support the earning asset base and future growth. Other sources, such as short-term FHLB advances, federal funds purchased, brokered time deposits and long-term FHLB borrowings may be utilized as necessary to support the asset growth and employ asset/liability management strategies. The average balance of interest-bearing liabilities decreased by $147.5 million, or 15.2%, to $822.2 million during 2012 from $969.6 million during 2011.  The rate paid on interest-bearing liabilities decreased 31 basis points to 1.12% in 2012 from 1.43% in 2011.

Deposits

Average interest-bearing deposits decreased $108.3 million, or 12.6%, during 2012 compared to 2011.  Although the Company experienced decreases in all major interest-bearing deposits categories, the most significant declines were in other time deposits with balances less than $100 thousand and interest-bearing demand deposits. During 2012, other time deposits averaged $191.5 million, a decrease of $60.6 million, or 24.0%, compared to $252.1 million during 2011. Average interest-bearing demand deposits, which include interest-bearing checking accounts, NOW accounts and money market accounts, decreased $35.3 million, or 10.5%, to $299.9 million in 2012 from $335.2 million in 2011. Time deposits over $100 thousand and savings deposits decreased $10.8 million and $1.7 million, respectively, comparing the years ended December 31, 2012 and 2011.  The majority of the decrease in time deposits was attributable to a related party withdrawing $40.6 million to pay off its cash-collateralized solid waste landfill loans.

The rate paid on average interest-bearing deposits decreased 30 basis points to 0.72% in 2012 from 1.02% in 2011.  The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money markets and time deposits, which are sensitive to interest rate changes.  The Company elected to allow higher cost time deposits to mature and chose to be more conservative in setting rates on new deposits and renewals.  The pricing decreases for these products resulted from the Company’s implementation of competitive rates.  The rate paid on average interest-bearing demand deposits decreased 25 basis points to 0.23% in 2012 from 0.48% during 2011.  The rate paid on time deposits over $100 thousand decreased 34 basis points to 0.87%, while the rate paid on other time deposits decreased 26 basis points to 1.59% during 2012. The rate paid for savings deposits decreased to 0.18% in 2012 from 0.32% in 2011.  The decrease in average interest-bearing deposits was partially offset by a $20.5 million increase in non-interest-bearing demand deposits.

The average amount of, and the rate paid on, the major classifications of deposits is summarized for the periods indicated in the following table:

Deposit Distribution

	Year Ended December 31,
	2012		2011		2010
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Interest-bearing deposits:
Interest-bearing demand	$299,938	0.23%	$335,201	0.48%	$353,579	0.97%
Savings	87,818	0.18%	89,494	0.32%	93,598	0.54%
Time	361,818	1.25%	433,227	1.58%	508,660	2.01%
Total interest-bearing deposits	749,574	0.72%	857,922	1.02%	955,837	1.48%

Non-interest-bearing deposits	128,254		107,763		82,400

Total deposits	$877,828		$965,685		$1,038,237

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2012 and 2011:

Maturity Distribution of Time Deposits Greater Than $100,000

	December 31,
(in thousands)	2012	2011
3 months or less	$25,656	$95,635
Over 3 through 6 months	22,379	13,455
Over 6 though 12 months	37,065	33,058
Over 12 months	59,744	57,642
Total	$144,844	$199,790

Borrowings

The following table presents the maximum amount of the Company’s short-term borrowings that were outstanding at any month end during the years ended December 31, 2012, 2011 and 2010:

Short-term Borrowings Outstanding

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Federal funds purchased	$—	$—	$—
FHLB advances	—	40,000	—
FRB discount window borrowings	—	—	—
Total	$—	$40,000	$—

The Company did not have any outstanding short term borrowings at December 31, 2012, 2011, or 2010, respectively.

Average long-term debt decreased by $39.1 million, or 35.0%, to $72.6 million in 2012 from $111.7 million in 2011 which was due to the maturity and repayments of several FHLB advances. The average rate paid for long term debt in 2012 was 5.28%, an increase from 4.57% in 2011.  The increase in rate on the long term debt is due primarily to its subordinated debentures comprising a higher percentage of total average long term debt in 2012 than in 2011. For further discussion of the Company’s borrowings, see Note 11-”Borrowed Funds” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The average balance of junior subordinated debentures, a component of long-term debt, was $10.3 million for 2012 and 2011.  The interest rate on these debentures, resets quarterly at a spread of 1.67% above the current 3-month Libor rate. The average rate paid for junior subordinated debentures in 2012 was 2.18%, compared to 2.00% in 2011.

Short-term borrowings consist of Federal funds purchased which generally represent overnight borrowing transactions.  The Company did not have a Federal funds line of credit as of December 31, 2012 and 2011. Long-term debt, which is comprised primarily of FHLB advances, is collateralized by the FHLB stock owned by the Company, certain mortgage-backed securities and a blanket lien on its residential and commercial real estate mortgage loans.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2012 and 2011 were $82.3 million and $127.7 million, respectively.  Federal funds purchased represent overnight borrowings providing for the short-term funding requirements of the Company’s banking subsidiary and generally mature within one business day of the transaction.  Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities.  The Company did not utilize short-term FHLB advances or borrowings from the Discount Window in 2012. During 2011 the average outstanding balance for short-term FHLB advances amounted to $6.6 million and the weighted average rate paid in 2011 was 0.53%.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments.  The Company’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. Management monitors the Company’s liquidity position and fluctuations daily, so that the Company can adapt accordingly to market influences and balance sheet trends. Management also forecasts liquidity needs and develops strategies to ensure adequate liquidity at all times.

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, cash and due from banks and interest-bearing deposits in other banks, are the Company’s most liquid assets.  At December 31, 2012, cash and cash equivalents totaled $115.3 million, a decrease of $53.3 million compared to $168.6 million at December 31, 2011. Cash flows from financing and operating activities used $132.2 million and $11.0 million, respectively, in cash and cash equivalents in 2012. These outflows were only partially offset by net cash inflows from investing activities of $89.9 million.

The $132.1 million in cash flows used by financing activities reflected the $102.5 million decrease in total deposits. Total time deposits decreased $90.3 million, while demand, interest-bearing demand and savings accounts in aggregate declined $12.2 million. In addition the Company repaid $29.7 million of FHLB advances.

With regard to operating activities, the net cash and cash equivalents of $11.01 million used by operating activities primarily pertained to the net loss of $13.7 million, adjusted for the effects of noncash transaction such as depreciation and the provision for loan and lease losses.

Investing activities primarily include transactions related to the Company’s lending activities and securities portfolio. The net cash flows of $89.9 million provided by investing activities were largely attributable to the proceeds from maturities, calls and principal payments of investment securities totaling $79.3 million, partially offset by $63.3 million in purchases of investment securities, and a net decrease in loans to customers totaling $67.7 million.

Core deposits, which represent the Company’s primary source of liquidity, averaged $688.4 million in 2012, a decrease of $55.8 million, or 7.5%, compared to $744.2 million in 2011. Core deposits are comprised of total deposit liabilities less: brokered deposits, deposits generated through the Certificate of Deposit Account Registry Service (“CDARs”) and all certificates of deposit accounts with balances greater than $100 thousand.

The Company has other potential sources of liquidity including the ability to borrow on credit lines established at the Federal Home Loan Bank of Pittsburgh and access to the Federal Reserve Discount Window. In addition, the Company has the ability to solicit deposits, primarily certificates of deposit, through QwikRate, a non-brokered marketplace for funding and investing. The Company had $74.1 million and $39.0 million in certificates originated through QwikRate at December 31, 2012 and 2011, respectively.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

(in thousands)	2012	2011
Commitments to extend credit	$166,722	$138,715
Standby letters of credit	35,277	36,286

Capital

A strong capital base is essential to the continued growth and profitability of the Company and is therefore a management priority.  The Company’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards.  As more fully described in Note 17, “Regulatory Matters” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding the Company’s risk-based capital at December 31, 2012, 2011, and 2010 and selected other capital ratios:

Capital Analysis

	December 31,
(in thousands)	2012	2011	2010
Company
Tier I Capital:
Total Tier I Capital	$39,587	$53,059	$53,297
Tier II Capital:
Subordinated notes	19,796	25,000	25,000
Allowable portion of allowance for loan losses	8,452	9,823	11,201
Total Tier II Capital	28,248	34,823	36,201
Total Risk-Based Capital	67,835	87,882	89,498
Total Risk Weighted Assets	$665,323	$774,452	$883,887

Bank
Tier I Capital:
Total Tier I Capital	$69,963	$80,976	$75,659
Tier II Capital:
Allowable portion of allowance for loan losses	8,447	9,819	11,197
Total Tier II Capital	8,447	9,819	11,197
Total Risk-Based Capital	78,410	90,795	86,856
Total Risk Weighted Assets	$664,914	$774,097	$883,535

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital
(to Risk Weighted Assets)
Company	$67,835	10.20%	$53,226	>8.00%	N/A	N/A
Bank	$78,410	11.79%	$53,193	>8.00%	$66,491	>10.00%

Tier I Capital
(to Risk Weighted Assets)
Company	$39,587	5.95%	$26,613	>4.00%	N/A	N/A
Bank	$69,963	10.52%	$26,597	>4.00%	$39,895	>6.00%

Tier I Capital
(to Average Assets)
Company	$39,587	4.07%	$38,879	>4.00%	N/A	N/A
Bank	$69,963	7.20%	$38,865	>4.00%	$48,581	>5.00%

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital
(to Risk Weighted Assets)
Company	$87,882	11.35%	$61,956	>8.00%	N/A	N/A
Bank	$90,795	11.73%	$61,928	>8.00%	$77,410	>10.00%

Tier I Capital
(to Risk Weighted Assets)
Company	$53,059	6.85%	$30,978	>4.00%	N/A	N/A
Bank	$80,976	10.46%	$30,964	>4.00%	$46,446	>6.00%

Tier I Capital
(to Average Assets)
Company	$53,059	4.72%	$44,992	>4.00%	N/A	N/A
Bank	$80,976	7.20%	$44,978	>4.00%	$56,227	>5.00%

In 2012, the Company’s total regulatory capital decreased $20.0 million, primarily as a result of the $13.7 million net loss. Also affecting total regulatory capital were reductions in the allowable portions of subordinated notes and the allowance for loan and lease losses of $5.2 million and $1.4 million, respectively. As of December 31, 2012, there were 33,542,831 common shares available for future sale or share dividends. The number of shareholders of record at December 31, 2012 was 1,920.  Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5 of this report.  Refer to Note 17, “Regulatory Matters,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our capital requirements and dividend limitations.  As a result of the Order, the Bank is required to achieve a total risk-based capital ratio of 13% and Tier I capital to average assets ratio of 9% by November 30, 2010.  As of December 31, 2012, the Bank has not yet achieved these ratios. Furthermore, pursuant to the Order and the Agreement, the Bank and the Company are currently prohibited from declaring or paying any dividends without prior regulatory approval.

Additionally, the Company has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2012 and 2011.

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

The Company’s operation of the DRIP Plan was suspended in 2011.  New capital generated from shares issued under the DRIP totaled $29 thousand and $528 thousand during the years ended December 31, 2011 and 2010, respectively. There was no new capital issued under the DRIP in 2012.

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

For the year ended December 31, 2012, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.  For a further discussion of the Company’s off-balance sheet arrangements, refer to Note 15, “Commitments, Contingencies, and Concentrations”  to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table details the Company’s contractual obligations and commercial commitments as of December 31, 2012. Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

Contraction Obligations and Commercial Commitments

	Payments Due by Period
(in thousands)	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$18,593	$11,119	$5,000	$—	$2,474
Subordinated debentures	25,000	—	5,000	10,000	10,000
Junior subordinated debt	10,310	—	—	—	10,310
Operating lease obligations	2,175	620	729	285	541
Total contractual cash obligations	$56,078	$11,739	$10,729	$10,285	$23,325

	Amount of Commitment Expirations by Period
(in thousands)	Total Amounts Commited	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Commitments to extend credit	$166,722	$149,096	$5,234	$1,998	$10,394
Standby letters of credit	35,277	27,521	7,442	—	314
Total	$201,999	$176,617	$12,676	$1,998	$10,708

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

The Company manages these objectives through its Asset and Liability Management Committee (“ALCO”) and its Rate and Investment Committee, which consist of the members of senior management and certain members of the finance department.  Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  Items that are considered in asset and liability management include balance sheet forecasts, liquidity, the economic environment, the anticipated direction of interest rates and the Company’s earnings sensitivity to changes in these rates.

Interest Rate Sensitivity

Market risk is the risk to earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. The Company’s exposure to market risk is primarily interest rate risk associated with our lending, investing and deposit gathering activities. Changes in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. In addition, variations in interest rates affect the underlying economic value of our assets, liabilities and off-balance sheet items.  The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of gap analysis and simulation modeling.  Interest rate risk arises from mismatches in the re-pricing of assets and liabilities within a given time period.  Gap analysis is an approach used to quantify these differences. A positive gap results when the amount of interest-sensitive assets exceeds that of interest-sensitive liabilities within a given time period.  A negative gap results when the amount of interest-sensitive liabilities exceeds that of interest-sensitive assets. A positive gap implies that net interest income will be impacted favorably if interest rates rise and adversely if interest rates fall. A negative gap implies an inverse correlation between net interest income and interest rate changes.

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

Interest Rate Gap

The following schedule illustrates the Company’s interest rate gap position as of December 31, 2012 which measures sensitivity to interest rate fluctuations for certain interest sensitivity periods:

Interest Rate Sensitivity

	December 31, 2012
	1 to 90	91 to 180	181 to 365	1 to 5	Beyond	Not Rate
(in thousands)	Days	Days	Days	Years	5 Years	Sensitive	Total
Interest-bearing deposits in other banks	$93,561	$—	$—	$—	$—	$—	$93,561
Performing loans, gross	299,666	20,543	40,139	182,076	45,699	—	588,123
Loans held for sale	—	—	—	—	1,615	—	1,615
Securities - taxable	3,778	3,197	5,451	37,813	43,456	10,149	103,844
Securities - tax free	140	760	290	12,595	69,930		83,715
Total securities	3,918	3,957	5,741	50,408	113,386	10,149	187,559
Total earning assets	397,145	24,500	45,880	232,484	160,700	10,149	870,858
Non-earning assets	—	—	—	—	—	115,952	115,952
Allowance for loan and lease losses	—	—	—	—	—	(18,536)	(18,536)
Total assets	$397,145	$24,500	$45,880	$232,484	$160,700	$107,565	$968,274

Interest-bearing demand deposits	$321,863	$—	$—	$—	$—	$—	$321,863
Savings deposits	81,770	706	625	—	—	—	83,101
Time deposits ($100,000 and over)	28,252	22,275	37,064	57,150	103	—	144,844
Other time deposits	36,140	28,793	36,011	71,386	999	—	173,329
Total interest-bearing deposits	468,025	51,774	73,700	128,536	1,102	—	723,137
FHLB advances	6,204	86	5,175	6,527	601	—	18,593
Subordinated debentures	—	—	—	15,000	10,000	—	25,000
Junior subordinated debt	10,310	—	—	—	—	—	10,310
Total borrowed funds	16,514	86	5,175	21,527	10,601	—	53,903
Total interest-bearing liabilities	484,539	51,860	78,875	150,063	11,703	—	777,040
Demand deposits	—	—	—	—	—	131,476	131,476
Other liabilities	—	—	—	—	—	22,833	22,833
Shareholders’ equity	—	—	—	—	—	36,925	36,925
Total liabilities and shareholders’ equity	$484,539	$51,860	$78,875	$150,063	$11,703	$191,234	$968,274

INTEREST RATE SENSITIVITY GAP	$(87,394)	$(27,360)	$(32,995)	$82,421	$148,997

CUMULATIVE GAP	$(87,394)	$(114,754)	$(147,749)	$(65,328)	$83,669

The Company’s interest sensitivity was essentially negative at December 31, 2012. Rate-sensitive liabilities re-pricing within a one-year time horizon exceeded rate sensitive assets re-pricing within the same timeframe by $147.7 million. A negative gap implies that net interest income will react inversely to increases in interest rates.

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

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income should interest rates rise and fall.  The simulation recognizes that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).  ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in the interest rate simulation model.

Economic Value at Risk

Earnings-at-risk simulation measures the short-term risk in the balance sheet.  Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities.  ALCO examines this ratio regularly utilizing a rate shock of +/- 200 basis points in the interest rate simulation model.  Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of a 200 basis point upward or downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2012 remained constant.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2012 levels.

	RATES + 200	RATES – 200
Earnings at risk:
Percent change in net interest income	5.26%	(7.69)%

Economic value at risk:
Percent change in economic value of equity	(5.70)%	13.05%

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As explained in Note 17, the Company’s subsidiary bank (the “Bank”) is under a Consent Order from the Office of the Comptroller of the Currency whereby the Bank is required to achieve and maintain certain minimum regulatory capital ratios.

/s/ McGladrey LLP

New Haven, Connecticut

March 28, 2013

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$21,710	$18,956
Interest-bearing deposits in other banks	93,561	149,690
Total cash and cash equivalents	115,271	168,646
Securities:
Available-for-sale, at fair value	185,361	185,475
Held-to-maturity, at amortized cost (fair value $2,483 and $2,245)	2,198	2,094
Stock in Federal Home Loan Bank of Pittsburgh, at cost	5,957	8,399
Loans held for sale	1,615	94
Loans, net of allowance for loan and lease losses of $18,536 and $20,834	579,396	659,044
Bank premises and equipment, net	18,937	18,846
Accrued interest receivable	2,199	2,552
Refundable federal income taxes	11,637	11,612
Intangible assets	632	797
Bank-owned life insurance	27,461	26,769
Other real estate owned	3,983	6,958
Other assets	13,627	11,353
Total Assets	$968,274	$1,102,639

Liabilities
Deposits:
Demand	$131,476	$124,733
Interest-bearing demand	321,863	336,182
Savings	83,101	87,712
Time ($100,000 and over)	144,844	199,790
Other time	173,329	208,719
Total deposits	854,613	957,136
Borrowed funds:
FHLB advances	18,593	48,261
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	53,903	83,571
Accrued interest payable	6,427	4,301
Other liabilities	16,406	17,706
Total liabilities	931,349	1,062,714

Shareholders’ Equity
Preferred Shares ($1.25 par)
Authorized: 20,000,000 shares as of December 31, 2012 and 2011
Issued and outstanding: 0 shares as of December 31, 2012 and 2011	—	—
Common Shares ($1.25 par)
Authorized: 50,000,000 shares as of December 31, 2012 and 2011
Issued and outstanding: 16,457,169 shares as of December 31, 2012 and 16,442,119 as of December 2011	20,571	20,552
Additional paid-in capital	61,584	61,557
Accumulated deficit	(51,928)	(38,217)
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of taxes	6,698	497
Unrealized non-credit holding loss on OTTI available-for-sale securities, net of taxes	—	(4,464)
Total accumulated other comprehensive income (loss), net of taxes	6,698	(3,967)
Total shareholders’ equity	36,925	39,925
Total Liabilities and Shareholders’ Equity	$968,274	$1,102,639

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010
Interest income
Interest and fees on loans	$29,588	$34,467	$44,380
Interest and dividends on securities
U.S. Treasury and government agencies	1,352	2,852	4,223
State and political subdivisions, tax-free	3,931	5,093	5,590
State and political subdivisions, taxable	482	112	58
Other securities	1,484	234	1,059
Total interest and dividends on securities	7,249	8,291	10,930
Interest on interest-bearing deposits and federal funds sold	190	178	161
Total interest income	37,027	42,936	55,471
Interest expense
Deposits
Interest-bearing demand	699	1,615	3,442
Savings	161	287	502
Time ($100,000 and over)	1,476	2,193	3,416
Other time	3,048	4,664	6,832
Total interest on deposits	5,384	8,759	14,192
Interest on borrowed funds
Interest on FHLB advances	1,322	2,621	5,208
Interest on subordinated debentures	2,288	2,281	2,257
Interest on junior subordinated debentures	224	206	210
Interest on other debt	—	—	1
Total interest on borrowed funds	3,834	5,108	7,676
Total interest expense	9,218	13,867	21,868
Net interest income before provision for loan and lease losses	27,809	29,069	33,603
Provision for loan and lease losses	4,065	523	25,041
Net interest income after provision for loan and lease losses	23,744	28,546	8,562
Non-interest income
Deposit service charges	2,985	3,105	3,274
Net (loss) gain on the sale of securities	(1,712)	5,114	(1,714)
Gross other-than-temporary-impairment (losses) gains	(96)	751	(805)
Portion of (gain) loss recognized in OCI (before taxes)	—	(1,549)	(3,466)
Other-than-temporary-impairment losses recognized in earnings	(96)	(798)	(4,271)
Net gain on the sale of loans held for sale	859	755	1,198
Net gain on the sale of other real estate owned	305	2,528	403
Net gain (loss) on the sale of other assets	—	20	(60)
Loan related fees	514	673	1,009
Income from bank owned life insurance	692	787	740
Other	736	765	703
Total non-interest income	4,283	12,949	1,282
Non-interest expense
Salaries and employee benefits	14,702	14,117	13,077
Occupancy expense	2,225	2,508	3,228
Equipment expense	1,723	1,654	1,763
Advertising expense	614	629	712
Data processing expense	2,141	2,036	2,023
FDIC assessment	2,216	2,657	2,828
Bank shares tax	882	1,103	1,020
Expense of other real estate owned	2,027	3,720	7,521
Provision (credit) for off-balance sheet commitments	358	(423)	(678)
Legal expense	4,233	2,716	1,075
Professional fees	4,385	5,413	2,066
Insurance expense	896	685	362
Loan collection expenses	765	780	647
Other operating expenses	4,571	4,235	5,920
Total non-interest expense	41,738	41,830	41,564
Loss before income taxes	(13,711)	(335)	(31,720)
Provision for income taxes	—	—	—
Net loss	$(13,711)	$(335)	$(31,720)

Loss Per Share
Basic	$(0.83)	$(0.02)	$(1.94)
Diluted	$(0.83)	$(0.02)	$(1.94)

Cash Dividends Declared Per Common Share	$—	$—	$—
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,442,160	16,439,508	16,354,245
Diluted	16,442,160	16,439,508	16,354,245

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net loss	$(13,711)	$(335)	$(31,720)
Other Comprehensive income:
Unrealized gains (losses) on securities available for sale	14,351	15,050	(11,729)
Taxes	(4,880)	(5,117)	3,988
Net of tax amount	9,471	9,933	(7,741)

Non-credit related gains on OTTI securities not expected to be sold	—	1,655	5,991
Taxes	—	(563)	(2,037)
Net of tax amount	—	1,092	3,954

Reclassification adjustment for losses (gains) included in net loss	1,808	(4,316)	5,985
Taxes	(614)	1,467	(2,035)
Net of tax amount	1,194	(2,849)	3,950

Total other comprehensive income	10,665	8,176	163

Comprehensive (loss) income	$(3,046)	$7,841	$(31,557)

The accompanying note to consolidated financial statements are an integral part of these financial statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except share data)	Shares	Stock	Capital	Deficit	(Loss) Income	Equity
Balances, December 31, 2009	16,289,970	$20,362	$61,190	$(6,162)	$(12,306)	$63,084
Net loss for the year	—	—	—	(31,720)		(31,720)
Other comprehensive income, net of tax of $84	—	—	—	—	163	163
Proceeds from issuance of common shares through dividend reinvestment plan	143,050	179	349	—	—	528
Balances, December 31, 2010	16,433,020	20,541	61,539	(37,882)	(12,143)	32,055
Net loss for the year	—	—	—	(335)	—	(335)
Other comprehensive income, net of tax of $4,213	—	—	—	—	8,176	8,176
Proceeds from issuance of common shares through dividend reinvestment plan	9,099	11	18		—	29
Balances, December 31, 2011	16,442,119	20,552	61,557	(38,217)	(3,967)	39,925
Net loss for the year	—	—	—	(13,711)	—	(13,711)
Other comprehensive income, net of tax of $5,494	—	—	—	—	10,665	10,665
Stock-based compensation	15,050	19	27	—	—	46
Balances, December 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December,
(in thousands)	2012	2011	2010
Cash Flows from Operating activities:
Net loss	$(13,711)	$(335)	$(31,720)
Adjustments to Reconcile Net Loss to Net Cash (Used) Provided by Operating Activities:
Investment securities accretion, net	(1,628)	(1,293)	(2,365)
Equity in trust	(7)	(4)	(6)
Depreciation and amortization	1,249	1,338	1,601
Provision for loan and lease losses	4,065	523	25,041
Provision (credit) for off balance sheet commitments	358	(423)	(678)
Provision for deferred taxes	—	—	3,512
Stock-based compensation expense	46	—	—
(Gain) loss on sale of investment securities	1,712	(5,114)	1,714
Other-than temporary impairment losses	96	798	4,271
Gain on the sale of loans held for sale	(859)	(755)	(1,198)
(Gain) loss on disposition of premises and equipment and other assets	142	(20)	60
Gain on the sale of other real estate owned	(305)	(2,528)	(403)
Write-down of other real estate owned	1,206	2,318	5,906
Write-down of premises and equipment	—	—	1,196
Income from bank owned life insurance	(692)	(787)	(740)
Proceeds from the sale of loans held for sale	27,017	28,573	44,837
Funds used to originate loans held for sale	(27,679)	(26,638)	(46,754)
Decrease in interest receivable	353	567	1,126
(Increase) decrease in refundable federal income taxes	(25)	797	(187)
(Increase) decrease in prepaid expenses and other assets	(4,520)	4,170	(1,129)
Increase (decrease) in interest payable	2,126	1,538	(117)
Increase in accrued expenses and other liabilities	12	569	1,825
Total adjustments	2,667	3,629	37,512
Net Cash (Used) Provided by Operating Activities	(11,044)	3,294	5,792

Cash Flows from Investing Activities:
Maturities, calls and principal payments of investment securities available-for-sale	33,170	29,449	51,145
Sales of securities available-for-sale	46,099	122,640	36,619
Purchases of securities available-for-sale	(63,279)	(63,409)	(89,442)
Purchases of Federal Reserve Bank stock	(90)	—	(336)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,442	1,912	543
Payment of liability for securities purchased not settled	(5,120)	—	—
Net decrease in loans to customers	67,743	73,540	111,010
Proceeds from the sale of non-performing loans	6,836	—	—
Proceeds from the sale of indirect loans	—	—	36,501
Proceeds from the sale of other real estate owned	3,660	6,880	5,996
Purchases of property and equipment	(1,601)	(893)	(1,239)
Proceeds from the sale of property and equipment	—	32	59
Net Cash Provided by Investing Activities	89,860	170,151	150,856

Cash Flows from Financing Activities:
Net (decrease) increase in demand deposits, interest-bearing demand and savingsaccounts	(12,187)	16,190	7,981
Net decrease in time deposits	(90,336)	(41,490)	(97,153)
Proceeds from issuance of subordinated debentures	—	—	1,900
Proceeds from FHLB advances	—	60,000	27,000
Repayment of FHLB advances	(29,668)	(113,626)	(108,943)
Proceeds from (repayment of) other borrowed funds	—	(407)	180
Proceeds from issuance of common shares, net of share issuance costs	—	29	528
Net Cash Used by Financing Activities	(132,191)	(79,304)	(168,507)
Net (Decrease) Increase in Cash and Cash Equivalents	(53,375)	94,141	(11,859)
Cash & Cash Equivalents at Beginning of Year	168,646	74,505	86,364
Cash & Cash Equivalents at End of Year	$115,271	$168,646	$74,505
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest	$7,092	$12,329	$21,985
Income taxes	—	(800)	(3,324)
Other transactions:
Securities purchased but not settled	—	5,120	—
Principal balance of loans transferred to OREO	1,586	3,995	9,928
Transfer from loans held for sale to loans	—	(1,289)	—
Transfer from loans held for sale to other assets	—	698	749

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

During December 2006 the Bank created First National Community Statutory Trust I (“Issuing Trust”) which is wholly owned by the Company.  The Issuing Trust was formed to provide an additional funding source for the Company through the issuance of pooled trust preferred securities. The Company has adopted Accounting Standards Codification 810-10, Consolidation, for the issuing trust.  Accordingly, this trust has not been consolidated with the accounts of the Company, because the Company is not the primary beneficiary of the trust.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of First National Community Bancorp, Inc., the Bank, and the Bank’s wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of the Company conform to accounting principles general accepted in the United States of America (“GAAP”) and general practices within the financial services industry.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. Material estimates that are particularly susceptible to change are the allowance for loan and lease losses, investment security valuations, the evaluation of investment securities and other real estate owned for impairment, and the evaluation of deferred income taxes.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold.  Generally, federal funds are purchased and sold for one day periods.

Securities

The Company classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase.  Investment securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Investment securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive income.  Gains and losses on sales of investment securities are recognized using the specific identification method on a trade date basis.  Interest income on investments includes amortization of premiums and accretion of discounts. Realized gains and losses are derived based on the amortized cost of the security sold.

Quarterly, the Company evaluates its investment securities classified as held-to-maturity or available-for-sale for other-than-temporary-impairment (“OTTI”). Unrealized losses on securities are considered to be other-than-temporarily- impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the issuer’s potential for default, and/or other factors. Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors  (such as market risk). In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security, and is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Loans and Loan Fees

Loans receivable, other than loans held for sale, are stated at the principal outstanding, net of unamortized loan fees and costs, partial charge-offs and the allowance for loan and lease losses. Interest income on all loans is recognized using the effective interest method. Loan origination and commitment fees, as well as certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield.  The Bank is generally amortizing these amounts over the life of the related loans except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated.  For these mortgage loans, the net deferred fees or costs are amortized over an estimated average life of five years.  Amortization of deferred loan fees or costs is discontinued when a loan is placed on non-accrual status.

Loans are placed on non-accrual status when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless such loan is fully secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days.  The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, the balance of any previously accrued but unpaid interest is reversed and charged against interest income.  Any cash payments subsequently received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess amount is treated as a recovery of lost interest.  A non-accrual loan is returned to accrual status when the loan is current as to principal and interest payments, is performing according to contractual terms for six consecutive months and future payments are reasonably assured.

In underwriting a loan secured by real property (unless exempt based on legal requirements), the Company requires an appraisal of the property by an independent licensed appraiser approved by the Bank’s Board of Directors. The appraisal is either reviewed internally or by an independent third party hired by the Bank. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a loan for which the Company, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Such concessions granted generally involve a reduction of the stated interest rate, an extension of a loan’s maturity date, or payment modifications. Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months and future payments are reasonably assured.

Loan Impairment

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, TDRs, loans rated substandard and on non-accrual status and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually for impairment.  The Company generally utilizes the fair value of collateral method for collateral dependent loans.  A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent impaired loans and TDRs, the Company measures impairment based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate.

Generally all loans with balances of $100 thousand or less are considered within homogeneous pools and are not individually evaluated for impairment.  However, individual loans with balances of $100 thousand or less are individually evaluated for impairment if that loan is part of a larger impaired loan relationship or the loan is considered a TDR.

Impaired loans or portions thereof are charged-off upon determination that all or a portion of the loan balance is uncollectible and exceeds the fair value of the collateral.  A loan is considered uncollectible when the borrower is delinquent with respect to principal or interest repayment and it is unlikely that the borrower will have the ability to pay the debt in a timely manner, collateral value is insufficient to cover the outstanding indebtedness and the guarantors (if applicable) do not provide adequate support for the loan.

Allowance for Loan and Lease Losses

Management continually evaluates the credit quality of the Company’s loan portfolio, and performs a formal review of the adequacy of the allowance for loan and lease losses (“ALLL”) on a quarterly basis. Management establishes the ALLL through provisions for loan losses charged to earnings and maintains the ALLL at a level it considers adequate to absorb probable losses inherent in the loan portfolio as of the evaluation date.  Loans, or portions of loans, determined by management to be uncollectable are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL.

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

The ALLL consists of two components, a specific component and a general component.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. As previously mentioned, substandard loans on nonaccrual status are included in impaired loans.

When establishing the ALLL, management categorizes loans into segments generally based on the nature of the collateral and basis of repayment.  These risk characteristics of the Company’s loan segments are as follows:

Construction, Land Acquisition and Development Loans - These loans consist of loans secured by real estate, with the purpose of constructing one-to-four family homes, residential developments and various commercial properties including, shopping centers, office complexes and single-purpose, owner-occupied structures. Additionally, loans in this category include loans for land acquisition, secured by raw land.  The Bank’s construction program offers either short-term, interest-only loans that require the borrower to pay interest only during the construction phase with a balloon payment of the principal outstanding at the end of the construction period or interest only during construction with a conversion to amortizing principal and interest when the construction is complete.  Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%.  Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value.  Construction loans generally yield a higher interest rate than other mortgage loans but also carry more risk.

Commercial Real Estate Loans - These loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally carry larger loan balances.  The commercial real estate mortgage loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations/ convenience markets, residential care facilities, nursing care facilities, restaurants and multifamily housing. The Bank’s commercial real estate portfolio consists of owner-occupied properties and non-owner-occupied properties and includes the personal guarantees of the principals where deemed necessary.  The Bank offers various rates and terms for commercial mortgage loans secured by real estate.  The interest rates associated with these types of loans are primarily priced as adjustable-rate loans with re-pricing dates extending three through seven years or floating-rate loans that adjust to a spread over the National Prime Rate (“NPR”) index.  Loan pricing for most floating-rate commercial mortgage loans generally has a minimum interest rate.  The terms for commercial real estate loans typically do not exceed 20 years. Commercial real estate mortgage loans are originated under a comprehensive lending policy.  In particular, these types of loans are subject to specific loan-to-value guidelines prior to the time of closing.  The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 80%.  Commercial mortgage loans must also meet specific criteria that include the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed.  In order to make a decision on whether or not to make a commercial mortgage loan, the borrower(s) and guarantor(s) must provide the Bank with historical and current financial data.  The Bank performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project.  The Bank also considers the borrower’s expertise, credit history, net worth and the value of the underlying property.  The Bank generally requires that borrowers for loans secured by real estate maintain a debt service coverage ratio of at least 1.20 times.

Commercial and Industrial Loans - The Bank offers commercial loans to individuals and businesses located in its primary market area.  The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans.  These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.  The Bank offers various rates and terms for commercial loans.  These loans also normally require the personal guarantee of the principals where deemed necessary.  Most lines of credit are primarily issued for one year time periods and are renewable annually thereafter at the discretion of the Bank.  Most other commercial loans range in terms from one to seven years. The interest rates associated with these types of loans are primarily underwritten as fixed rate loans based upon the term of the loan or floating rate loans that adjust to a spread over the NPR index.  Loan pricing for most floating rate commercial loans generally have a minimum interest rate floor.  The interest rate for most lines of credit is issued on a floating rate basis.  Finally, loans secured by deposit accounts are primarily underwritten at a spread over the interest rate of the deposit instrument used as collateral for the loan.

State and Political Subdivision Loans - The Bank originates general obligation notes and tax anticipation loans to state and political subdivisions, which are primarily municipalities in the Bank’s market area.

Residential Real Estate Loans - The Bank offers fixed and variable rate one-to-four-family residential loans.  Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property.  The Bank will generally require the mortgagee to purchase Private Mortgage Insurance (“PMI”) if the amount of the loan exceeds the 80% loan to value ratio. The interest rates for the variable rate loans are adjusted to a percentage above the one year treasury rate.  The Bank may sell loans and retain servicing when warranted by market conditions.  The Bank also offers a rate lock to customers that allow the borrowers to lock in their interest rates at the time of application as well as at time of commitment.  Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics.

Consumer Loans - Include both secured and unsecured installment loans, personal lines of credit and overdraft protection loans.  The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. The Bank offers home equity loans and home equity lines of credit with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property.  Home equity loans have fixed rates of interest and  carry terms up to 15 years.  Home equity lines of credit have adjustable interest rates and are based upon the prime interest rate.  Consumer loans are generally smaller in size and exhibit homogeneous characteristics.

Liability for Off-Balance-Sheet Credit-Related Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit, unused portions of lines of credit, including revolving home equity lines of credit, and letters of credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments. In order to provide for probable losses inherent in these instruments, the Company records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheet, with the offsetting expense recorded in  other operating expenses in the consolidated statements of operations.

Mortgage Banking Activities

Mortgage loans originated by the Bank and intended for sale are carried at the lower of aggregate cost or fair value determined on an individual loan basis.  Net unrealized losses are recorded as a valuation allowance and charged to earnings.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan. Gains on the sales of loans for the years ended December 31, 2012, 2011 and 2010 were $0.9 million, $0.8 million and $1.2 million, respectively.  Loans held for sale are generally sold with loan servicing rights retained by the Company.  At December 31, 2012 and 2011, loans held for sale amounted to $1.6 million and $94 thousand, respectively.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche.  If the Bank later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

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

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan and is held for sale. OREO is initially recorded at fair value less costs to sell, which establishes a new cost basis. OREO is subsequently carried on the consolidated statement of financial condition at the lower of cost or the estimated fair value of the real estate less expected costs to sell at the reporting date. Any loss upon reclassification from loans to OREO is recognized as a charge to the ALLL. Any subsequent decline in the value, prior to disposal of the property, is charged to operations. Valuations are determined on an individual asset basis through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized, while holding period costs are charged to expense as incurred.

Bank Premises and Equipment

Land is stated at cost. Bank premises, equipment and leasehold improvements are stated at cost less accumulated depreciation.  Costs for routine maintenance and repair are expensed as incurred, while significant expenditures for improvements are capitalized.  Depreciation expense is computed generally using the straight-line method over the following ranges of estimated useful lives, or in the case of leasehold improvements, to the expected terms of the leases, if shorter.

Buildings and improvements	10 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	5 to 30 years

Intangible Assets

Intangible assets consist entirely of a core deposit intangible which arose in connection with the acquisition of the Bank’s Honesdale branch. The core deposit intangible is amortized over an estimated useful life of 10 years.

Long-lived Assets

Intangible assets and bank premises and equipment are reviewed by management at least annually for potential impairment and whenever events or circumstances indicate that carrying amounts may not be recoverable.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2012 and 2011.

Interest and penalties related to income taxes, if any, are presented within non-interest expense.

Earnings per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if outstanding stock options were exercised and converted into common stock. The dilutive effect of stock options is calculated using the treasury stock method.

Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value. The entire expense of the award is recognized over the vesting period. Shares of stock granted are recorded at the fair value of the shares at the grant date, over the vesting period.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of the Company. The Company purchased the insurance as a future source of funding for the Company’s liabilities, including the payment of employee benefits such as health care.  BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income, and are not subject to income taxes.  Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $99 thousand and $93 thousand at December 31, 2012 and 2011, respectively, and is reflected in “Other Liabilities” on the consolidated statements of financial condition.

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

New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, an update to ASC Topic 820 - Fair Value Measurement, results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  The amendments in ASU No. 2011-04 include clarifications about the application of existing fair value measurement requirements and changes to principles for measuring fair value.  ASU No. 2011-04 also requires additional disclosures about fair value measurements.  ASU No. 2011-04 is required to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this new guidance for the quarter ended March 31, 2012.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, the adoption did have an impact on the Company’s fair value disclosures.  See Note 18 for the disclosures required by the adoption of this new guidance.

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

Accounting Guidance to be Adopted In Future Periods

ASU No. 2011-11, Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities” was issued in December 2011.  The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 on January 1, 2013 will not have an effect on the operating results or financial position of the Company.

ASU No. 2012-02 “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” was issued in July 2012. This update simplifies the guidance for testing the decline in realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allows an entity the option to first assess qualitative factors  to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 on January 1, 2013 will not have an effect on the operating results or financial position of the Company.

ASU No. 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” was issued in January 2013. This update clarifies the scope of transactions that are subject to the disclosures about offsetting, specifically that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2013-01 on January 1, 2013 will not have an effect on the operating results or financial position of the Company.

ASU No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” was issued in February 2013. The objective of this update was to improve the transparency of reporting these reclassifications. The new amendments will require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. Public companies are required to comply with these amendments for all reporting periods, both interim and annual periods, beginning after December 15, 2012. The adoption of ASU 2013-02 on January 1, 2013 is not expected to have a material effect on the operating results or financial position of the Company.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no impact on the Company’s results of operations.

Note 3.  RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank.  The amount of those reserve balances for the reserve computation period which included December 31, 2012 and 2011 was $1.4 million and $1.7 million, respectively, which amount was satisfied through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

At December 31, 2011, the Bank was required to maintain a compensating balance at the Federal Home Loan Bank of Pittsburgh in the amount of $30 million to collateralize a letter of credit which the Bank had pledged to collateralize certain municipal deposits. The Bank was not required to maintain any such compensating balance at December 31, 2012.

In addition, the Bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services.  At December 31, 2012 and 2011, the amount of these balances was $378 thousand and $775 thousand, respectively.

Note 4.  SECURITIES

Securities have been classified in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities are as follows:

	December 31, 2012
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
(in thousands)	cost	gains	losses	value
Available-for-sale
Obligations of U.S. government agencies	$1,821	$70	$—	$1,891
Obligations of state and political subdivisions	95,312	8,922	733	103,501
Collateralized mortgage obligations:
Government-sponsored agency	8,805	311	13	9,103
Residential mortgage-backed securities:
Government-sponsored agency	67,765	1,920	229	69,456
Corporate debt securities	500	—	90	410
Equity securities	1,010	—	10	1,000
Total securities available-for-sale	$175,213	$11,223	$1,075	$185,361

Held-to-maturity
Obligations of state and political subdivisions	$2,198	$285	$—	$2,483

	December 31, 2011
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
(in thousands)	cost	gains	losses	value
Available-for-sale
Obligations of U.S. government agencies	$7,893	$155	$—	$8,048
Obligations of state and political subdivisions	96,392	3,767	3,998	96,161
Collateralized mortgage obligations:
Government-sponsored agency	8,093	380	5	8,468
Private label	36,607	13	364	36,256
Residential mortgage-backed securities:
Government-sponsored agency	30,426	967	—	31,393
Pooled trust preferred senior class	3,833	—	2,229	1,604
Pooled trust preferred mezzanine class	6,732	—	4,535	2,197
Corporate debt securities	500	—	158	342
Equity securities	1,010	—	4	1,006
Total securities available-for-sale	$191,486	$5,282	$11,293	$185,475

Held-to-maturity
Obligations of state and political subdivisions	$2,094	$151	$—	$2,245

At December 31, 2012 and 2011, securities with a carrying amount of $185.0 million and $150.8 million, respectively, were pledged as collateral to secure public deposits.

The following table shows the approximate fair value of the Company’s debt securities at December 31, 2012 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2012
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One Year or Less	$—	$—	$—	$—
One Year through Five Years	1,165	1,118	—	—
After Five Years through Ten Years	29,394	31,613	2,198	2,483
After Ten Years	67,074	73,071	—	—
Collateralized mortgage obligations	8,805	9,103	—	—
Mortgage-backed securities	67,765	69,456	—	—
Total	$174,203	$184,361	$2,198	$2,483

Gross proceeds from the sale of securities for the years ended December 31, 2012, 2011 and 2010 were $46.1 million, $122.6 million and $36.6 million, respectively, with the gross realized gains being $1.4 million, $5.1 million and $1.2 million, respectively, and gross realized losses being $3.1 million, $2 thousand and $2.9 million, respectively.

The tables below indicate the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$8,649	$398	$4,139	$335	$12,788	$733
Collateralized mortgage obligations:
Government-sponsored agency	1,485	13	2	—	1,487	13
Residential mortgage-backed securities:
Government-sponsored agency	12,899	229	—	—	12,899	229
Corporate debt securities	—	—	410	90	410	90
Equity Securities	990	10	—	—	990	10
Total	$24,023	$650	$4,551	$425	$28,574	$1,075

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$11,129	$241	$25,910	$3,757	$37,039	$3,998
Collateralized mortgage obligations:
Government-sponsored agency	1,028	5	—	—	1,028	5
Private label	30,459	364	—	—	30,459	364
Pooled Trust Preferred Senior Class	—	—	1,604	2,229	1,604	2,229
Pooled Trust Preferred Mezzanine Class	—	—	2,197	4,535	2,197	4,535
Corporate debt securities	—	—	342	158	342	158
Equity Securities	996	4	—	—	996	4
Total	$43,612	$614	$30,053	$10,679	$73,665	$11,293

The majority of the Company’s securities portfolio is comprised of obligations of states and political subdivisions, residential mortgage-backed securities and collateralized mortgage obligations. The Company held 47 securities that were in an unrealized loss position at December 31, 2012. Substantially all of the unrealized losses relate to debt securities.

In determining whether unrealized losses are other-than-temporary, management considers the following factors:

•                  The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;

•                  The severity and duration of the decline;

•                  The Company’s ability and intent to hold the security to allow for recovery in fair value, as well as the likelihood of such a recovery in the near term;

•                  The Company’s intent to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.

Management performed a review of the fair values of all securities at December 31, 2012 and determined that movements in the values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that OTTI did not exist at December 31, 2012. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at December 31, 2012 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and collateralized mortgage obligations relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of states and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either nonrated or had a rating below A. There were two obligations of states and political subdivisions that were either nonrated or had a rating below A. According to this analysis, these two bonds were considered investment grade.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations (“PreTSLs”):

At December 31, 2011, the Company’s PreTSLs were comprised of four securities that were collateralized by debt issued by bank holding companies and insurance companies. The Company divested its holdings of PreTSLs during 2012 and held no such securities at December 31, 2012. At December 31, 2011, the PreTSLs, which had an aggregate amortized cost of $10.6 million and an estimated fair value of $3.8 million, had depreciated 81.7% and 64.0% from their current face values and amortized cost, respectively. The Company held one senior tranche and three mezzanine tranches.  All of the securities possessed credit ratings below investment grade.  At the time of initial issue, no more than 5% of any pooled security consisted of a security issued by any one institution.  As of December 31, 2011, three of these securities had no excess subordination and one had excess subordination equal to 12.09% of the current performing collateral.  Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes.  It can also be referred to as credit enhancement.  As deferrals and defaults of underlying issuers occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls.  Conversely, subordination can be increased as collateral transitions from non-performing to performing. The coverage ratio, or overcollateralization, of a specific security measures the rate of performing collateral to a given class of notes. It is calculated by dividing the performing collateral in a transaction by the current balance of the class of notes plus all classes senior to that class. At June 30, 2012, the Company had determined that the estimate of projected discounted cash flows it expected to receive on its PreTSLs was less than the securities’ carrying value, and as a result an additional credit-related impairment charge to earnings of $96 thousand was recorded, which was the total of such impairment charge recorded in 2012.

During the fourth quarter of 2012, the market for these securities began to improve as some of the bank holding companies and insurance companies that had previously deferred payments had cured. As a result, the Company’s unrealized loss position related to these securities improved. In an effort to reduce balance sheet risk and the levels of classified assets, management decided to sell all four PreTSLs in the Company’s portfolio. The Company realized gross gains of $848 thousand on the sale of PreTSLs IX and XI and gross losses of $3.0 million on the sale of PreTSLs XIX and XXVI. The $6.8 million that was identified as the non-credit portion of OTTI recorded for PreTSLs in prior years was included in the determination of net income and was reversed from accumulated other comprehensive income.

The table below provides a cumulative roll forward of OTTI credit losses recognized:

(in thousands)	2012	2011	2010
Beginning Balance, January 1	$8,619	$22,598	$20,649
Credit losses on debt securities for which OTTI was not previously recognized	—	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	96	798	4,271
Less: Sale of Private Label CMOs for which OTTI was previously recognized	—	—	(2,322)
Less: Sale of PreTSLs for which OTTI was previously recognized	(8,715)	(14,777)	—
Ending Balance, December 31	$—	$8,619	$22,598

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $7.3 million and $9.7 million at December 31, 2012 and 2011, respectively.  Management noted no indicators of impairment for the FHLB of Pittsburgh and the FRB of Philadelphia during 2012.

Note 5.  LOANS

Loans receivable, net, consists of the following at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Residential real estate	$90,228	$80,056
Commercial real estate	231,835	256,508
Construction, land acquisition and development	32,502	33,450
Commercial and industrial	110,073	174,233
Consumer	109,783	111,778
State and political subdivisions	23,354	23,496
Total loans, gross	597,775	679,521
Unearned discount	(103)	(159)
Net deferred loan fees and costs	260	516
Allowance for loan and lease losses	(18,536)	(20,834)
Loans, net	$579,396	$659,044

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

For information about credit concentrations within the Company’s loan portfolio, refer to Note 15 to these consolidated statements.

The Company originates one-to-four family mortgage loans for sale in the secondary market.  During the years ended December 31, 2012, 2011 and 2010, the Company sold $26.2 million, $28.1 million and $43.9 million of one-to-four family mortgages, respectively.  The Company retains servicing rights on these mortgages.

The Company had $1.6 million and $94 thousand in loans held-for-sale at December 31, 2012 and 2011, respectively. All loans held for sale are one-to-four family residential mortgage loans.

During the year ended December 31, 2010, the Company sold $36.7 million in loans from its Indirect Auto Loan Portfolio. The Company retained the servicing rights to these loans.  The Company did not sell any indirect auto loans in 2012 and 2011.

The Company sold three non-performing commercial real estate loans during the year ended December 31, 2012. The three loans had an aggregate recorded investment of $6.8 million at the time of sale, after charge-offs recorded. No gain or loss was recognized upon the sale of these loans.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in our judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on the methodology detailed below. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

(1)                           Specific allowances are established for impaired loans, which are defined by the Company as all loan relationships with an aggregate outstanding balance greater than $100 thousand that are rated substandard and on non-accrual status, rated doubtful or loss, or are considered a TDR. The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans.  Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)                           General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The Company divides its portfolio into loan segments, with loans exhibiting similar characteristics. Loans rated special mention or substandard and accruing which are embedded in these loan segments are then separated from these loan segments. These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these loans. The Company applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s own historical loss experience based on the loss rate for each segment of loans with similar risk characteristics in its portfolio. In addition management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio that may differ from historical experience, which are discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s financial results.

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

•                                          The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and

•                                          Analysis of our customers’ credit quality, including knowledge of their operating environment and financial condition.

Management evaluates the ALLL based on the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the ALLL methodology results in a higher dollar amount of estimated probable losses.  Conversely, when the loan portfolio decreases, absent other factors, the ALLL methodology results in a lower dollar amount of estimated probable losses.

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

In the fourth quarter of 2012, the Company changed its loan segment structure to combine the indirect auto loans and installment/HELOC loans, which were previously considered separate classes of consumer loans. Management determined that both loan classes exhibited similar risk characteristics and therefore did not need to be separately evaluated in the ALLL calculation. In addition, the Company no longer segregates solid waste landfill loans from other commercial and industrial loans. During 2012, a significant amount of the solid waste landfill loans were paid off. The remaining balance of these loans was not material to warrant evaluation as a separate class at December 31, 2012.

The following tables present activity in the ALLL, by loan category, the amount of gross loans receivable that are evaluated individually and collectively for impairment, and the related portion of the ALLL that is allocated to each loan portfolio segment for the years ended December 31, 2012, 2011 and 2010:

Allowance for Loan and Lease Losses by Loan Category
December 31, 2012

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning Balance, January 1, 2012	$1,823	$11,151	$2,590	3,292	1,526	$452	$20,834
Charge-offs	(683)	(3,298)	(258)	(3,389)	(673)	—	(8,301)
Recoveries	35	1,035	265	265	338	—	1,938
Provisions	589	(826)	(435)	3,999	517	221	4,065
Ending Balance, December 31, 2012	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536

Ending balance, December 31, 2012:
Individually evaluated for impairment	$40	$268	$2	$—	$—	$—	$310

Ending balance, December 31, 2012:
Collectively evaluated for impairment	$1,724	$7,794	$2,160	$4,167	$1,708	$673	$18,226

Loans receivable:

Ending balance, December 31, 2012	$90,228	$231,835	$32,502	$110,073	$109,783	$23,354	$597,775

Ending balance, December 31, 2012:
Individually evaluated for impairment	$2,773	$11,459	$993	$—	$—	$—	$15,225

Ending balance, December 31, 2012:
Collectively evaluated for impairment	$87,455	$220,376	$31,509	$110,073	$109,783	$23,354	$582,550

Allowance for Loan and Lease Losses by Loan Category
December 31, 2011

	Real Estate			Commercial and Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Commercial and Industrial	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning Balance, January 1, 2011	$2,176	$9,640	$4,170	$11	$4,839	597	$576	$566	$22,575
Charge-offs	(1,273)	(2,395)	(1,857)	—	(416)	(530)	(209)	—	(6,680)
Recoveries	57	93	2,188	—	1,852	219	7	—	4,416
Provisions	863	3,813	(1,911)	5	(2,999)	516	350	(114)	523
Ending Balance, December 31, 2011	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834

Ending balance, December 31, 2011:
individually evaluated for impairment	$65	$545	$91	$—	$—	$—	$—	$—	$701

Ending balance, December 31, 2011:
collectively evaluated for impairment	$1,758	$10,606	$2,499	$16	$3,276	$802	$724	$452	$20,133

Loans receivable:
								—
Ending balance, December 31, 2011	$80,056	$256,508	$33,450	$42,270	$131,963	$63,722	$48,056	$23,496	$679,521

Ending balance, December 31, 2011:
individually evaluated for impairment	$3,615	13,012	2,979	—	4,066	—	31	—	$23,703

Ending balance, December 31, 2011:
collectively evaluated for impairment	$76,441	$243,496	$30,471	$42,270	$127,897	$63,722	$48,025	$23,496	$655,818

Allowance for Loan and Lease Losses by Loan Category
December 31, 2010

	Real Estate			Commercial & Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Other	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning Balance, January 1, 2010	$696	$8,397	$6,285	—	$4,507	938	$1,069	$566	$22,458
Charge-offs	(221)	(5,049)	(12,893)	—	(6,883)	(507)	(229)	—	(25,782)
Recoveries	32	152	303	—	151	189	31	—	858
Provisions	1,669	6,140	10,475	11	7,064	(23)	(295)	—	25,041
Ending Balance, December 31, 2010	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575

Ending balance, December 31, 2010:
individually evaluated for impairment	$785	372	310	—	339	—	—	—	$1,806

Ending balance, December 31, 2010:
collectively evaluated for impairment	$1,391	$9,268	$3,860	$11	$4,500	$597	$576	$566	$20,769

Loans receivable:

Ending balance, December 31, 2010	$87,925	$256,327	$77,395	$52,270	$145,427	$63,509	$47,344	$27,739	$757,936

Ending balance, December 31, 2010:
individually evaluated for impairment	$2,926	9,477	11,365	—	6,029	—	132	—	$29,929

Ending balance, December 31, 2010:
collectively evaluated for impairment	$84,999	$246,850	$66,030	$52,270	$139,398	$63,509	$47,212	$27,739	$728,007

Credit Quality Indicators — Commercial Loans

The Company continuously monitors the credit quality of its commercial loans.  Credit quality is monitored by reviewing certain credit quality indicators.  Management has determined that internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans.

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

The Company utilizes a loan rating system that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial loans include commercial indirect auto loans which are not individually risk rated, and Construction, Land Acquisition and Development Loans include residential construction loans which are also not individually risk rated.  These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators — Other Loans” below. The Company risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using its credit grading system. These loans are described in “Commercial Credit Quality Indicators.”  The grading system contains the following basic risk categories:

1. Minimal Risk

2. Above Average Credit Quality

3. Average Risk

4. Acceptable Risk

5. Pass - Watch

6. Special Mention

7. Substandard - Accruing

8. Substandard - Non-Accrual

9. Doubtful

10. Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass - Assets rated 1 through 5 are considered pass ratings. These assets show no current or potential problems and are considered fully collectible. All such loans are considered collectively for ALLL calculation purposes.  However, accruing TDRs that have been performing for an extended period of time, do not represent a higher risk of loss, and have been upgraded to a pass rating are evaluated individually for impairment.

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

The following tables detail the recorded investment in loans receivable by loan type and credit quality indicator at December 31, 2012 and 2011:

Commercial Credit Quality Indicators

December 31, 2012

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$17,138	$200,147	$23,052	$93,864	$3,324	$17,580	$355,105
Special Mention	564	8,587	57	7,437	—	849	17,494
Substandard	2,309	23,101	7,395	3,395	143	4,925	41,268
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$20,011	$231,835	$30,504	$104,696	$3,467	$23,354	$413,867

Commercial Credit Quality Indicators

December 31, 2011

	Real Estate			Commercial and Industrial
			Construction,			Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Land Acquisition and Development	Solid Waste Landfills	Other	Installment/ HELOC	State and Political Subdivisions	Total
Internal Risk Rating
Pass	$19,267	$198,730	$15,924	$42,270	$117,104	$2,489	$23,464	$419,248
Special Mention	313	12,908	256	—	3,690	288	—	17,455
Substandard	3,906	44,870	14,090	—	5,532	144	32	68,574
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$23,486	$256,508	$30,270	$42,270	$126,326	$2,921	$23,496	$505,277

Credit Quality Indicators — Other Loans

Residential, consumer, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status.  The Company utilizes accruing vs. non-accruing status as the credit quality indicator for these loan pools.  The following tables present the recorded investment in residential, consumer and indirect auto loans based on payment activity at December 31, 2012 and 2011:

Other Loans Credit Quality Indicators

December 31, 2012

	Accruing	Non-accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$68,446	$1,771	$70,217
Construction, land acquisition and development - residential	1,998	—	1,998
Commercial - indirect auto	5,377	—	5,377
Consumer	106,272	44	106,316
Total	$182,093	$1,815	$183,908

Other Loans Credit Quality Indicators

December 31, 2011

	Accruing	Non-accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$55,112	$1,458	$56,570
Construction, land acquisition and development - residential	3,180	—	3,180
Consumer - indirect auto	63,718	4	63,722
Commercial - indirect auto	5,637	—	5,637
Installment/HELOC	45,103	32	45,135
Total	$172,750	$1,494	$174,244

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $9.7 million and $19.9 million at December 31, 2012 and 2011, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.  Loans past due ninety days or more and still accruing interest were $57 thousand and $5 thousand at December 31, 2012 and 2011, respectively, and consisted of loans that are well secured and in the process of renewal.

The following tables set forth the detail, and payment status, of past due and non-accrual loans at December 31, 2012 and 2011:

Performing and Non-Performing Loan Delinquency Status

	December 31, 2012
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (Accruing) Loans:
Real Estate:
Residential Real Estate	$86,301	$422	$31	$30	$86,784
Commercial Real Estate	226,344	194	—	—	226,538
Construction, Land Acquisition and Development	31,899	29	—	—	31,928
Total Real Estate	344,544	645	31	30	345,250

Commercial and Industrial	109,312	517	20	27	109,876

Consumer	107,821	1,489	333	—	109,643

State and Political Subdivisions	23,354	—	—	—	23,354
Total Peforming (Accruing) Loans	585,031	2,651	384	57	588,123

Non-Accrual Loans:
Real Estate:
Residential Real Estate	953	105	230	2,156	3,444
Commercial Real Estate	250	121	4,352	574	5,297
Construction, Land Acquisition and Development	446	—	—	128	574
Total Real Estate	1,649	226	4,582	2,858	9,315

Commercial and Industrial	61	30	11	95	197

Consumer	2	—	2	136	140

State and Political Subdivisions	—	—	—	—	—
Total Non-Accrual Loans	1,712	256	4,595	3,089	9,652

Total Loans Receivable	$586,743	$2,907	$4,979	$3,146	$597,775

Performing and Non-Performing Loan Delinquency Status

	December 31, 2011
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (Accruing) Loans:
Real Estate:
Residential Real Estate	$74,379	$1,293	$248	$—	$75,920
Commercial Real Estate	243,873	2,381	1,235	—	247,489
Construction, Land Acquisition and Development	30,945	241	—	—	31,186
Total Real Estate	349,197	3,915	1,483	—	354,595

Commercial and Industrial:
Solid Waste Landfills	42,270	—	—	—	42,270
Other	126,774	667	91	5	127,537
Total Commercial and Industrial	169,044	667	91	5	169,807

Consumer:
Indirect Auto	62,753	845	120	—	63,718
Installment/HELOC	47,617	244	163	—	48,024
Total Consumer	110,370	1,089	283	—	111,742

State and Political Subdivisions	23,464	—	—	—	23,464
Total Peforming (Accruing) Loans	652,075	5,671	1,857	5	659,608

Non-Accrual Loans:
Real Estate:
Residential Real Estate	1,994	964	94	1,084	4,136
Commercial Real Estate	291	220	—	8,508	9,019
Construction, Land Acquisition and Development	426	—	—	1,838	2,264
Total Real Estate	2,711	1,184	94	11,430	15,419

Commercial and Industrial:
Solid Waste Landfills	—	—	—	—	—
Other	4,114	4	126	182	4,426
Total Commercial and Industrial	4,114	4	126	182	4,426

Consumer:
Indirect Auto	—	—	—	4	4
Installment/HELOC	—	—	—	32	32
Total Consumer	—	—	—	36	36

State and Political Subdivisions	—	—	—	32	32
Total Non-Accrual Loans	6,825	1,188	220	11,680	19,913

Total Loans Receivable	$658,900	$6,859	$2,077	$11,685	$679,521

Impaired Loans

The following tables provide a distribution of the recorded investment, unpaid principal balance and related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2012 and 2011. Non-accrual loans other than TDRs, with individual balances less than $100 thousand are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with individual balances less than $100 thousand that were evaluated under ASC Topic 450 amounted to $1.9 million at both December 31, 2012 and 2011. At December 31, 2011 the Company held an impaired loan for which 70% of the principal balance outstanding was guaranteed by the U.S. Department of

Agriculture (“USDA”). The guaranteed portion is included in the loans with no recorded allowance at December 31, 2011, as the Company believed it would be repaid in full from the USDA guarantee. This loan was sold in 2012.

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real Estate:
Residential Real Estate	$1,276	$1,378	$—
Commercial Real Estate	389	665	—
Construction, Land Acquisition and Development	709	804	—
Total Real Estate Loans	2,374	2,847	—

Commercial and Industrial	—	—	—

Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total Impaired Loans with No Related Allowance Recorded	2,374	2,847	—

With a Related Allowance Recorded:
Real Estate:
Residential Real Estate	1,498	1,512	40
Commercial Real Estate	11,069	11,069	268
Construction, Land Acquisition and Development	285	285	2
Total Real Estate Loans	12,852	12,866	310

Commercial and Industrial	—	—	—

Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total Impaired Loans with a Related Allowance Recorded	12,852	12,866	310

Total of impaired loans
Real Estate:
Residential Real Estate	2,773	2,890	40
Commercial Real Estate	11,459	11,734	268
Construction, Land Acquisition and Development	993	1,088	2
Total Real Estate Loans	15,225	15,712	310

Commercial and Industrial	—	—	—

Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total Impaired Loans	$15,225	$15,712	$310

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real Estate:
Residential Real Estate	$961	$1,097	$—
Commercial Real Estate (2)	725	815	—
Construction, Land Acquisition and Development	2,058	5,387	—
Total Real Estate Loans	3,744	7,299	—

Commercial and Industrial:
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial	4,066	4,601	—

Consumer:
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total Impaired Loans with No Related Allowance Recorded	7,841	11,935	—

With a Related Allowance Recorded:
Real Estate:
Residential Real Estate	2,654	3,274	65
Commercial Real Estate	12,287	14,187	545
Construction, Land Acquisition and Development	921	984	91
Total Real Estate Loans	15,862	18,445	701

Commercial and Industrial:
Solid Waste Landfills	—	—	—
Other	—	—	—
Total Commercial and Industrial	—	—	—

Consumer:
Indirect Auto	—	—	—
Installment/HELOC	—	—	—
Total Consumer	—	—	—

State and Political Subdivisions	—	—	—
Total Impaired Loans with a Related Allowance Recorded	15,862	18,445	701

Total of impaired loans
Real Estate:
Residential Real Estate	3,615	4,371	65
Commercial Real Estate	13,012	15,002	545
Construction, Land Acquisition and Development	2,979	6,371	91
Total Real Estate Loans	19,606	25,744	701

Commercial and Industrial:
Solid Waste Landfills	—	—	—
Other	4,066	4,601	—
Total Commercial and Industrial	4,066	4,601	—

Consumer:
Indirect Auto	—	—	—
Installment/HELOC	31	35	—
Total Consumer	31	35	—

State and Political Subdivisions	—	—	—
Total Impaired Loans	$23,703	$30,380	$701

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100,000 and TDRs, amounted to $15.2 million and $23.7 million at December 31, 2012 and 2011, respectively. The related allowance on impaired loans was $0.3 million and $0.7 million as of December 31, 2012 and 2011, respectively.

The following table presents the average balance and the interest income recognized on impaired loans for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012		2011		2010
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real Estate:
Residential Real Estate	$3,882	$11	$2,834	$7	$2,491	$13
Commercial Real Estate	14,196	328	12,827	184	13,456	393
Construction, Land Acquisition & Development	2,340	37	6,445	38	21,707	53
Total Real Estate	20,418	376	22,106	229	37,654	459

Commercial and Industrial:
Solid Waste Landfills	—	—	—	—	—	—
Other	2,521	—	4,971	9	4,081	160
Commercial and Industrial:	2,521	—	4,971	9	4,081	160

Consumer:
Indirect Auto	—	—	—	—	85	—
Installment/HELOC	232	—	58	—	280	—
Total Consumer	232	—	58	—	365	—

State and Political Subdivisions	157	—	—	—	1,105	—
Total Impaired Loans	$23,328	$376	$27,135	$238	$43,205	$619

(1) Interest income represents income recognized on performing TDRs.

Included in total impaired loans are performing TDRs of $7.5 million and $5.7 million as of December 31, 2012 and 2011, respectively. The Bank was not committed to lend additional funds to loans classified as a TDR as of December 31, 2012.

The additional interest income that would have been earned on non-accrual and restructured loans for the years ended December 31, 2012, 2011, and 2010 had these loans performed in accordance with their original terms approximated $1.4 million, $2.2 million, and $2.9 million, respectively.

Troubled Debt Restructured Loans

TDRs at December 31, 2012 and 2011 were $8.9 million and $10.8 million, respectively.  The balances at December 31, 2012 included approximately $1.4 million of TDRs in non-accrual status and $7.5 million of TDRs in accrual status compared to $5.1 million of TDRs in non-accrual status and $5.7 million of TDRs in accrual status at December 31, 2011.  Approximately $257 thousand and $156 thousand in specific reserves have been established for these loans as of December 31, 2012 and 2011, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012			Year Ended December 31, 2011
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Residential Real Estate	1	$624	$624	6	$537	$417
Commercial Real Estate	3	2,428	2,428	—	—	—
Construction, Land Acquisition and Development	1	39	39	6	1,373	1,373
Commercial and Industrial	—	—	—	1	4,681	4,681
Total New Troubled Debt Restructuring	5	$3,091	$3,091	13	$6,591	$6,471

The TDRs described above increased the allowance for loan losses by $224 thousand and $95 thousand through allocation of a specific reserve for the years ended December 31, 2012 and 2011, respectively, and resulted in charge-offs of $120 thousand during the year ended December 31, 2011. There were no charge-offs that resulted from the TDRs described above during the year ended December 31, 2012.

The following table shows the types of modifications made during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
			Construction
			Land Acquisition	Commercial
	Residential	Commercial	and	and
(in thousands)	Real Estate	Real Estate	Development	Industrial	Total
Type of modification
Extension of term	$624	$432	$39	$—	$1,095
Extension of term and rate concession		1,996	—	—	1,996
Extension of term and principal forgiveness	—	—	—	—	—
Total TDRs	$624	$2,428	$39	$—	$3,091

	Year Ended December 31, 2011
			Construction
			Land Acquisition	Commercial
	Residential	Commercial	and	and
(in thousands)	Real Estate	Real Estate	Development	Industrial	Total
Type of modification
Extension of term	$362	$—	$1,373	$4,681	$6,416
Extension of term and rate concession	—	—	—	—	—
Extension of term and principal forgiveness	55	—	—	—	55
Total TDRs	$417	$—	$1,373	$4,681	$6,471

The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the years ended December 31, 2012 and 2011 that were restructured within the twelve months prior to such re-default:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Residential real estate	2	$196	—	$—
Commercial real estate	—	—	1	145
Construction, land acquisition and development	1	408
Commercial and industrial	—	—	1	90
Total	3	$604	2	$235

Note 6. OTHER REAL ESTATE OWNED

The following schedule reflects the components of OREO at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Land / Lots	$2,929	$4,443
Commercial Real Estate	1,054	1,695
Residential Real Estate	—	820
Total Other Real Estate Owned	$3,983	$6,958

The following table reflects the activity in OREO for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Balance, beginning of year	$6,958	$9,633	$11,184
Additions	1,586	3,995	9,928
Write-downs	(1,206)	(2,318)	(5,906)
Carrying value of OREO sold	(3,355)	(4,352)	(5,573)
Balance, end of year	$3,983	$6,958	$9,633

The following table details the components of net expense of OREO for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Insurance	$65	$58	$72
Legal fees	66	235	138
Maintenance	147	63	273
Losses from the operation of foreclosed properties	24	22	685
Professional Fees	211	250	25
Real estate taxes	287	724	385
Utilities	21	48	25
Impairment charges	1,206	2,318	5,906
Other	—	2	12
Total	$2,027	$3,720	$7,521

Note 7. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Land	$6,779	$6,779
Buildings and improvements	10,612	10,519
Furniture, fixtures and equipment	12,106	11,357
Leasehold improvements	4,689	5,169
Total	$34,186	$33,824
Less accumulated depreciation	15,249	14,978
Net	$18,937	$18,846

Depreciation and amortization expense amounted to $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 8. SERVICING

The Company originates one-to-four-family residential loans that it sells in the secondary market. Servicing of these loans is retained by the Company. The Company also performs servicing for a pool of automobile loans sold in 2010. Loans serviced for others are not included in the accompanying consolidated statements of financial condition, but the related servicing income and expenses are recognized in the consolidated statements of operations.  The unpaid balances of mortgage and other loans serviced for others were $154.5 million, $180.0 million and $193.9 million at December 31, 2012, 2011, and 2010, respectively.

The one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and were subsequently assigned and delivered to Freddie Mac. At December 31, 2012, substantially all of the loans serviced for others were performing in accordance with their contractual terms.

The following table summarizes the activity pertaining to mortgage servicing rights for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
(in thousands)	2012	2011
Balance, beginning of year	$777	$751
Mortgage servicing rights capitalized	220	277
Amortization	(322)	(251)
Provision for loss in fair value	—	—
Balance, end of year	$675	$777

The fair value of all servicing assets was $884 thousand and $1.2 million at December 31, 2012 and 2011, respectively.  Fair value has been determined using discount rates ranging from 2.75% to 8.31% and prepayment speeds ranging from 241% to 550% PSA, depending upon the stratification of the specific right.  Based upon this fair value, management has determined that no valuation allowance associated with these mortgage servicing rights is necessary at December 31, 2012 and 2011.

Note 9. INTANGIBLE ASSETS

Intangible assets consist entirely of a core deposit premium acquired in connection with the purchase of the Honesdale branch in 2006. The core deposit intangible is being amortized, using the straight-line method over the useful life of 10 years.  Management reviews the core deposit intangible at least annually for potential impairment. Management’s evaluation at December 31, 2012 and 2011 indicated that there was no impairment to the core deposit intangible.

The following table summarizes core deposit intangible assets at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Gross carrying amount	$1,650	$1,650
Less: accumulated amortization	1,018	853
Net carrying amount	$632	$797

Amortization expense on core deposit intangible assets totaled $165 thousand in 2012, $166 thousand in 2011 and $165 thousand in 2010. Amortization expense on core deposit intangible assets with finite useful lives is expected to total $165 thousand for each of the years 2013 through 2015, and $137 thousand for 2016.

Note 10. DEPOSITS

The following table summarizes deposits at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Demand	$131,476	$124,733
Interest-bearing demand	321,863	336,182
Savings	83,101	87,712
Time ($100,000 and over)	144,844	199,790
Other time	173,329	208,719
Total	$854,613	$957,136

The Company had brokered deposits (classified as time and other time in the above table) of $15.7 million and $30.7 million, at December 31, 2012 and 2011, respectively.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2012:

	Time Deposits
	$100,000	Other
(in thousands)	and Over	Time Deposits	Total
2013	$85,100	$89,392	$174,492
2014	32,475	25,854	58,329
2015	21,914	22,596	44,510
2016	4,133	19,206	23,339
2017	1,119	5,782	6,901
2018 and Thereafter	103	10,499	10,602
Total	$144,844	$173,329	$318,173

Investment securities with a carrying value of $185.0 million and $150.8 million at December 31, 2012 and 2011, respectively, were pledged to collateralize certain municipal deposits.  At December 31, 2011, the Company had also pledged a $30 million letter of credit to collateralize certain deposits. The Company had no letters of credit pledged at December 31, 2012.

Note 11.  BORROWED FUNDS

The following table summarizes the components of borrowed funds at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
FHLB advances	$18,593	$48,261
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total	$53,903	$83,571

The Company also utilizes short-term Federal funds purchased which represent overnight borrowings providing for the short-term funding requirements of the Bank and generally mature within one business day of the transaction.  The Company did not purchase any short-term Federal funds during the year ended December 31, 2012.  Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities.  The Company did not borrow any Federal Reserve Discount Window funds during the year ended December 31, 2012.

The following table presents borrowed funds by their maturity dates at December 31, 2012:

	December 31, 2012
	Amount	Weighted Average Interest Rate
Within one year	11,119	3.49%
After one year but within two years	5,000	3.47%
After two years but within three years	5,000	9.00%
After three years but within four years	5,000	9.00%
After four years but within five years	5,000	9.00%
After five years	22,784	5.27%
Total	$53,903	5.78%

The FHLB of Pittsburgh borrowings of $18.6 million are all fixed rate advances having maturities of more than 90 days. All advances are collateralized either under a blanket pledge agreement for commercial real estate loans, one-to-four family mortgage loans, or mortgage-backed securities.  In addition, the Company is required to purchase FHLB stock based upon the amount of advances outstanding.  The Company was in compliance with this requirement, having a stock investment in FHLB of Pittsburgh of $6.0 million at December 31, 2012.  Loans of $118.9 million and $142.7 million, at December 31, 2012 and 2011, respectively, were pledged to collateralize FHLB advances.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2012 and 2011 were $82.3 million and $127.7 million, respectively.

On December 14, 2006, First National Community Statutory Trust I (the “Trust”), a trust formed under Delaware law that is an unconsolidated subsidiary of the Company, issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036.  The Company owns all of the ownership interest in the Trust.  The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by the Company.  The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month Libor rate.  The average interest rate paid on the Debentures was 2.18% in 2012, 2.00% in 2011, and 2.01% in 2010.  The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company.  The Debentures represent the sole assets of the Trust.  Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Company has the option, subject to required regulatory approval of the Federal Reserve, to prepay the trust securities beginning December 15, 2011.  The Company has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. At December 31, 2012 and 2011, accrued and unpaid interest associated with the Debentures amounted to $491 thousand and $267 thousand, respectively.

The Company has reflected this investment on a deconsolidated basis.  As a result, the Debentures totaling $10.3 million, have been reflected in Borrowed Funds in the consolidated statements of financial condition at December 31, 2012 and 2011 under the caption “Junior Subordinated Debentures”.  The Company records interest expense on the Debentures in its consolidated statement of operations.  The Company also records its common stock investment issued by First National Community Statutory Trust I in “Other Assets” in its consolidated statements of financial condition at December 31, 2012 and 2011.

On September 1, 2009, the Company offered only to accredited investors up to $25.0 million principal amount of unsecured Subordinated Notes Due September 1, 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100 thousand and integral multiples of $100 thousand in excess thereof.  The Notes mature on September 1, 2019.  For the first five years from issuance, the Company will pay interest only on the Notes.  Commencing September 1, 2015, the Company is required to pay both interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity subject to deferral. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to deferral.  Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015.  The principal balance outstanding for these notes was $25.0 million at both December 31, 2012 and 2011. At December 31, 2012 and 2011, accrued and unpaid interest associated with the Notes amounted to $5.3 million and $3.0 million, respectively.

Pursuant to the November 24, 2010 Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”), the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.  For more information refer to Note 17, “Regulatory Matters” to these consolidated financial statements.

The Company is currently deferring interest payments on the Company’s Debentures and Notes.  The last payment made on the Debentures was the payment due on September 14, 2010 and the last payment made on the Notes was the payment due on September 1, 2010.

Note 12.  BENEFIT PLANS

The Bank has a defined contribution profit sharing plan which covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded.  On April 25, 2012, the Board of Directors ratified an amendment to the defined contribution profit sharing plan to include the provisions under section 401(k) of the Internal Revenue Code (“401(k) “). The 401(k) feature of the plan, which became effective on September 1, 2012, permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. The Company may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Company discretionary matching contributions are determined each year by management. For 2012, the Company matched 50.0% of employee salary deferrals up to 4.0% for each employee.  Company matching contributions to the 401(k) Plan are funded bi-weekly and are included in salaries and employee benefits expense. Employee salary deferrals vest immediately, while Company discretionary contributions begin vesting 20.0% each year after two years of credited service. Employee participants are 100.0% vested after six years of credited service.

There were no discretionary annual contributions made to the profit sharing plan in 2012 and 2011. A discretionary contribution to the plan of $375 thousand was made in 2010. Discretionary matching contributions under the 401(k) feature of the plan totaled $41 thousand in 2012.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan.  This plan permits eligible participants to elect to defer a portion of their compensation.  Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying statements of financial condition, aggregated $7.4 million and $7.3 million, at December 31, 2012 and 2011, respectively. The Bank had not funded the deferred compensation plan as of December 31, 2012 or 2011.

Note 13.   INCOME TAXES

The following table summarizes the provision for income taxes included in the statement of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current	$—	$—	$(3,512)
Deferred	—	—	3,512
Total	$—	$—	$—

The following table presents a reconciliation between the effective income tax expense (benefit) and the income tax expense (benefit) that would have been provided at the federal statutory tax rate of 34.0% for each of the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Benefit at statutory tax rates	$(4,662)	$(114)	$(10,785)
Add (deduct):
Tax effects of non-taxable income	(1,824)	(2,288)	(2,704)
Non-deductible interest expense	65	98	170
Bank owned life insurance	(235)	(268)	(252)
Change in valuation allowance	6,637	2,568	13,165
Other items, net	19	4	406
Provision for income taxes	$—	$—	$—

The following table summarizes the components of the net deferred tax liability included in other liabilities at December 31, 2012, and the net deferred tax asset included in other assets at December 31, 2011:

	December 31,
(in thousands)	2012	2011
Allowance for loan and lease losses	$6,603	$7,299
Deferred compensation	2,517	2,497
Unrealized holding losses on securities available-for-sale	—	2,044
Other-than-temporary impairment	—	577
Other real estate owned valuation	932	1,308
Deferred intangible assets	1,602	1,735
Employee benefits	41	39
Accrued interest	1,441	1,126
AMT tax credits	2,215	2,215
Fixed asset valuation	407	407
Charitable contribution carryover	312	217
Accrued rent expense	213	210
Accrued vacation	51	—
Accrued real estate taxes	14	175
Depreciation	—	13
Net operating loss carryover	18,422	10,104
Gross deferred tax assets	34,770	29,966

Deferred loan origination fees	(34)	(77)
Unrealized holding gains on securities available-for-sale	(3,451)	—
Depreciation	(254)	—
Gross deferred tax liabilities	(3,739)	(77)
Net deferred asset before valuation allowance	31,031	29,889
Valuation allowance	(34,482)	(27,845)
Net deferred tax (liabilities) assets	$(3,451)	$2,044

At December 31, 2012 and 2011, the Company had recognized $11.6 million of refundable federal income taxes associated with its net operating losses incurred in 2010 and 2009.

As of December 31, 2012 and 2011, the Company has established a valuation allowance of $34.5 million and $27.8 million, respectively, related to net deferred tax assets that would be realizable based only on future taxable income.  At December 31, 2011, no valuation allowance was recorded for the deferred tax asset related to the unrealized holding losses on securities available-for-sale because the Company had the intent and ability to hold these securities until recovery of the unrealized losses, which may be at maturity.  The Company will continue to monitor its deferred tax position and may make changes to the valuation allowance recorded as circumstances change.

As of December 31, 2012, the Company had $54.2 million of net operating loss carryovers resulting in a deferred tax asset of $18.4 million. Beginning in 2031, these net operating loss carryovers will expire if not utilized.  As of December 31, 2012, the Company also had $917 thousand of charitable contribution carryovers resulting in gross deferred tax assets of $312 thousand.  These charitable contribution carryovers will expire after December 31, 2015 if not utilized.  In addition, the Company had alternative minimum tax credit carryovers of $2.2 million as of December 31, 2012 that have an indefinite life.

The Company records interest and penalties on potential income tax deficiencies as part of non-interest expense.  Tax years 2009 through 2011 remain subject to examination by the Federal government and state taxing jurisdictions. In May 2012, the Company was contacted by the Internal Revenue Service (IRS) for examination of its 2010 and 2009 income tax returns.  In February of 2013, the

Company was notified by the IRS that the examinations were in the review stage. The Company can provide no assurance as to how these audits will be resolved.

Note 14.  RELATED PARTY TRANSACTIONS

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the years ended December 31, 2012 and 2011:

(in thousands)	2012	2011
Balance January 1,	$87,442	$92,217
New loans and advances	64,509	68,288
Repayments	(118,655)	(72,365)
Other (1)	—	(698)
Balance December 31,	$33,296	$87,442

(1) Other represents loans to related parties that ceased being related parties during the year

At December 31, 2012, loans in the amount of $196 thousand made to directors, executive officers and their related parties were not performing in accordance with the terms of the loan agreements.

Included in related party loans is a commercial line of credit with a company owned by a director with a total aggregate balance outstanding of $8.0 million.  The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.2 million is outstanding. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.  At December 31, 2011, the aggregate amount outstanding under the line was $7.4 million and the participation interest sold under this line was $3.0 million

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2012 and 2011 amounted to $66.7 million and $146.8 million, respectively.  Interest paid on the deposits amounted to $139 thousand, $446 thousand, and $862 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties.  The Company recorded payments for these services of $1.6 million, $1.8 million, and $1.1 million in 2012, 2011, and 2010, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million at December 31, 2012 and 2011. There was no interest payments made to directors and/or their related parties in 2012 and 2011. Interest paid to directors on the notes totaled $685 thousand in 2010.  Interest accrued and unpaid on the notes totaled $2.1 million and $1.2 million at December 31, 2012 and 2011, respectively.

The Company leases its Honesdale Route 6 branch location from a related party.  Total lease payments were $9 thousand for each of the years ended December 31, 2012, 2011, and 2010.

During the year ended December 31, 2012, the Company sold an OREO property to a related party for $202 thousand, with a gain of $41 thousand recognized on the sale.

Note 15.   COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

At December 31, 2012, the Company was obligated under certain non-cancelable leases with initial or remaining terms of one year or more.  Minimum future obligations under non-cancelable leases in effect at December 31, 2012 are as follows:

	Minimum Future Lease Payments
(in thousands)	Facilities	Equipment	Total
2013	$564	$56	$620
2014	485	31	516
2015	196	17	213
2016	161	—	161
2017	124	—	124
2018 and thereafter	541	—	541
Total	$2,071	$104	$2,175

Total rental expense under leases amounted to $734 thousand, $725 thousand and $636 thousand in 2012, 2011 and 2010, respectively.

In January of 2013, the Company received approval from the OCC to relocate its Wilkes-Barre, Pennsylvania branch office. The relocation to the new site, which is less than one mile from the current site, is anticipated to occur by the end of the second quarter of 2013. The lease obligation associated with the current site expires in May 2013. On February 11, 2013, the Company entered into a 12-year lease agreement for the new location, which commences April 1, 2013. Minimum future obligations under this new non-cancelable lease are included in the above table.

Financial Instruments with off-balance sheet commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

	December 31,
(in thousands)	2012	2011
Commitments to extend credit	$166,722	$138,715
Standby letters of credit	35,277	36,286

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

Federal Home Loan Bank — Mortgage Partnership Finance Program

Under a secondary market loan servicing program with the FHLB, the Company, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB.  At

December 31, 2012, the Company serviced payments on $13.5 million of first lien residential loan principal under these terms for the FHLB.  At December 31, 2012, the maximum obligation for such guarantees by the Company would be approximately $1.5 million if total foreclosure losses on the entire pool of loans exceed approximately $77 thousand.  Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks.  The Company did not maintain any due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation as of December 31, 2012 or 2011.

Loan Concentrations: The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk.  The commercial real estate and construction, land acquisition and development portfolios comprise $264.3 million, or 44.2% of gross loans at December 31, 2012. Geographic concentrations exist because the Company provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. The Company had commercial real estate and construction, land acquisition and development loans of $29.3 million, or 4.9%, of gross loans to customers outside of it primary market area.

At December 31, 2012 and 2011, the Bank’s loan portfolio was concentrated in loans in the following industries. At December 31, 2011, approximately ninety-seven percent of loans included in the Solid Waste Landfills were fully secured by cash collateral on deposit at the Bank. These loans were included in the aggregate of the $118.7 million of loans to related parties that were repaid during 2012.

	December 31, 2012		December 31, 2011
(in thousands)	Amount	% of gross loans	Amount	% of gross loans
Land subdivision	17,658	2.95%	19,626	2.89%
Shopping centers/complexes	21,068	3.52%	18,722	2.76%
Gas stations	5,245	0.88%	17,118	2.52%
Office complexes/units	9,801	1.64%	16,091	2.37%
Solid waste landfills	13,233	2.21%	42,270	6.22%
Hotels	13,596	2.27%	13,771	2.03%

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

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and its subsidiary, First National Community Bank, as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims. The Company and the other defendants are defending the claims, but the matter is in a very preliminary stage and the Company cannot reasonably determine the outcome or potential range of loss at this time.

The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Note 16.  STOCK COMPENSATION PLANS

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

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in each of the years ended December 31, 2012, 2011, and 2010.

A summary of the status of the Company’s stock option plans is presented below:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at the beginning of the year	188,193	12.62	222,616	12.58	366,248	$12.18
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	(59,023)	9.03	(34,423)	12.37	(143,632)	$11.55
Outstanding at the end of the year	129,170	$14.26	188,193	$12.62	222,616	$12.58
Options exercisable at year end	129,170	$14.26	188,193	$12.62	222,616	$12.58
Weighted average fair value of options granted during the year		$—		$—		$—
Stock-Based Compensation Expense		$—		$—		$—

At December 31, 2012, 2011 and 2010 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

Information pertaining to options outstanding at December 31, 2012 is as follows:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.01 - $23.13	129,170	3.5	$14.26	129,170	$14.26

On November 28, 2012, the Board of Directors adopted the 2012 Employee Stock Grant Plan under which 16,000 shares of common stock were authorized to be granted to employees. On December 17, 2012, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 15,050 shares issued under this grant at a cost of $3.05 per share. The total cost of this grant was $46 thousand, which was included in salary expense in 2012. At December 31, 2012, there were 950 shares of the Company’s common stock reserved for future grants under this plan.

Note 17.   REGULATORY MATTERS

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010 without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports on a monthly basis to the OCC and the Agreement requires the Bank to make periodic reports and filings with the Federal Reserve Bank. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are as follows:

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

(vi) by October 31, 2010, the Board was required to adopt, implement and thereafter ensure compliance with a comprehensive conflict of interest policy applicable to the Bank’s and the Company’s directors, executive officers, principal shareholders and their affiliates and such person’s immediate family members and their related interests, employees, and by November 30, 2010, was required to a review of existing relationships with such persons to identify those, if any, not in compliance with the policy; and review all subsequent proposed transactions with such persons or modifications of transactions;

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2012, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets. As of December 31, 2012, the Bank did not meet these requirements. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios as of December 31, 2012, 2011 and 2010 are presented in the following table:

	December 31,
(in thousands)	2012	2011	2010
Company
Tier I Capital:
Total Tier I Capital	$39,587	$53,059	$53,297
Tier II Capital:
Subordinated notes	19,796	25,000	25,000
Allowable portion of allowance for loan losses	8,452	9,823	11,201
Total Tier II Capital	28,248	34,823	36,201
Total Risk-Based Capital	67,835	87,882	89,498
Total Risk Weighted Assets	$665,323	$774,452	$883,887

Bank
Tier I Capital:
Total Tier I Capital	$69,963	$80,976	$75,659
Tier II Capital:
Allowable portion of allowance for loan losses	8,447	9,819	11,197
Total Tier II Capital	8,447	9,819	11,197
Total Risk-Based Capital	78,410	90,795	86,856
Total Risk Weighted Assets	$664,914	$774,097	$883,535

The following schedules present information regarding the Company’s risk-based capital at December 31, 2012 and 2011, and selected other capital ratios:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital
(to Risk Weighted Assets)
Company	$67,835	10.20%	$53,226	>8.00%	N/A	N/A
Bank	$78,410	11.79%	$53,193	>8.00%	$66,491	>10.00%

Tier I Capital
(to Risk Weighted Assets)
Company	$39,587	5.95%	$26,613	>4.00%	N/A	N/A
Bank	$69,963	10.52%	$26,597	>4.00%	$39,895	>6.00%

Tier I Capital
(to Average Assets)
Company	$39,587	4.07%	$38,879	>4.00%	N/A	N/A
Bank	$69,963	7.20%	$38,865	>4.00%	$48,581	>5.00%

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital
(to Risk Weighted Assets)
Company	$87,882	11.35%	$61,956	>8.00%	N/A	N/A
Bank	$90,795	11.73%	$61,928	>8.00%	$77,410	>10.00%

Tier I Capital
(to Risk Weighted Assets)
Company	$53,059	6.85%	$30,978	>4.00%	N/A	N/A
Bank	$80,976	10.46%	$30,964	>4.00%	$46,446	>6.00%

Tier I Capital
(to Average Assets)
Company	$53,059	4.72%	$44,992	>4.00%	N/A	N/A
Bank	$80,976	7.20%	$44,978	>4.00%	$56,227	>5.00%

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

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). A financial asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•      Level 1 valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets;

•      Level 2 valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data; and

•      Level 3 valuation is derived from other valuation methodologies including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

A description of the valuation methodologies used for assets recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value, is set forth below.

Cash, Short-term Investments, Accrued Interest Receivable and Accrued Interest Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).  The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government sponsored agency collateralized mortgage obligations, government sponsored agency residential mortgage-backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company.  The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price.  The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs and

Private Label Collateralized Mortgage Obligations in the Company’s securities portfolio were obtained from third-party service providers that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs). The valuation of PreTSLs is further described below.

At December 31, 2011, the Company owned four PreTSLs having an aggregate amortized cost of $10.6 million.  The market for these securities at December 31, 2011 was not active and markets for similar securities are also not active.  PreTSLs were historically priced using Level 2 inputs.  However, the decline in the level of observable inputs and market activity in this class of investments had been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, varied widely.  The once active market had become comparatively inactive.  Given these market conditions, the valuation of these investments was determined using Level 3 inputs.  The Company obtained the valuations from a third-party service provider that prepared the valuations using a discounted cash flow approach.  The Company took measures to validate the service provider’s analysis and was actively involved in the valuation process, including review and verification of the assumptions used in the valuation calculations.

Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  The Company considers these inputs to be unobservable Level 3 inputs because they are based on the Company’s estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs.  As it related to fair value measurements, at December 31, 2011, once each issuer was categorized and the forecasted default rates applied, the expected cash flows were modeled using the variables described above.  The Company then applied a 10% discount rate to PreTSL XXVI, a 12% discount rate to PreTSL XIX, and a 15% discount rate to PreTSL IX and PreTSL XI to the expected cash flows to estimate fair value. The Company sold the four PreTSLs during the fourth quarter of 2012, and did not hold any such securities at December 31, 2012.

The Company owned two securities issued by state and political subdivisions having an amortized cost of $1.8 million that are valued using Level 3 inputs at December 31, 2012 and three such securities having an amortized cost of $2.8 million at December 31, 2011.  These securities had credit ratings that were either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities was inactive at December 31, 2012 and 2011. These securities were historically priced using Level 2 inputs.  The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for these investment securities at the measurement dates.  Broker pricing and bid/ask spreads are very limited for these securities. At December 31, 2012, the Company valued one security based on similar nonrated Pennsylvania Sewer bonds adjusted for coupon and maturity. For the other security, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

At December 31, 2011, the Company owned investment grade Private Label Collateralized Mortgage Obligations, “(PLCMOs)”, having an amortized cost of $36.6 million. PLCMOs are securitized products where payments from residential mortgage loans are pooled together and passed on to different classes of owners in various tranches. The markets for such securities are generally characterized by a limited number of new issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices can generally be obtained for such securities, the level of market observable assumptions used is severely limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level. Because of the inactivity in the markets and the lack of observable valuation inputs, seven of the eight PLCMOs were valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types. The eighth security with an amortized cost of $5.1 million was a new issue purchased in December 2011 for settlement in January 2012. Because the security was a new issue, no data on the underlying collateral was available to the third party valuation service. The Company used the purchase price as the fair value for this security at December 31, 2011. The Company sold the PLCMOs during the fourth quarter of 2012, and did not hold any such securities at December 31, 2012.

Loans

Except for collateral dependent impaired loans, fair values of loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. The Company does not record loans at fair value on a recurring basis.  However from time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of the collateral is generally based on appraisals.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.  See also, Note 2 “Summary of Significant Accounting Policies-Loan Impairment” and Note 5-”Loans.”

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

Commitments to extend credit and standby letters of credit

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of off-balance sheet commitments is insignificant and therefore not included in the table for non-recurring assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair value measurements at December 31, 2012
			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,891	$—	$1,891	$—
Obligations of state and political subdivisions	103,501	—	101,762	1,739
Government sponsored agency CMOs	9,103	—	9,103	—
Residential mortgage-backed securities	69,456	—	69,456	—
Corporate debt securities	410	—	410	—
Equity securities	1,000	1,000	—	—
Total securities available-for-sale	$185,361	$1,000	$182,622	$1,739

	Fair value measurements at December 31, 2011
			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$8,048	$—	$8,048	$—
Obligations of state and political subdivisions	96,161	—	93,350	2,811
Government sponsored agency CMOs	8,468	—	8,468	—
Private label CMOs	36,256	—	—	36,256
Residential mortgage-backed securities	31,393	—	31,393	—
Pooled trust preferred Senior Class	1,604	—	—	1,604
Pooled trust preferred Mezzanine Class	2,197	—	—	2,197
Corporate debt securities	342	—	342	—
Equity securities	1,006	1,006	—	—
Total securities available-for-sale	$185,475	$1,006	$141,601	$42,868

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2010	$3,069	$2,245	$—	$5,314
Amortization	—	—	—	—
Accretion	—	—	—	—
Purchases	—	—	36,256	36,256
Paydowns	(106)	(530)	—	(636)
Sales and calls	(19)	—	—	(19)
Transfers in and out of Level 3	—	1,182	—	1,182
Total gains or losses (realized/unrealized):
Included in earnings	(798)	—	—	(798)
Included in other comprehensive income	1,655	(86)	—	1,569
Balance at December 31, 2011	$3,801	$2,811	$36,256	$42,868
Amortization	—	—	(395)	(395)
Accretion	—	—	101	101
Purchases	—	—	14,691	14,691
Paydowns	(172)	(550)	(13,478)	(14,200)
Sales and calls	(3,629)	(585)	(37,175)	(41,389)
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	63	—	63
Balance at December 30, 2012	$—	$1,739	$—	$1,739

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

Fair value measurements at December 31, 2012
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value (1)	assets (Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$7,816			$7,816
Other real estate owned	$2,455			$2,455

Fair value measurements at December 31, 2011
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value (1)	assets (Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$12,555			$12,555
Other real estate owned	$5,212			$5,212

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

OREO properties are recorded at fair value less the estimated cost to sell at the date of acquisition. Subsequent to acquisition, the balance might be written down further.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.

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

The following table summarizes the estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011:

	Fair Value	December 31, 2012		December 31, 2011
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$115,271	$115,271	$168,646	$168,646
Securities	See previous table	187,559	187,844	187,569	187,720
FHLB and FRB Stock	Level 2	7,308	7,308	9,659	9,659
Loans held for sale	Level 2	1,615	1,615	94	94
Loans, net	Level 3	579,396	592,504	659,044	661,833
Accrued interest receivable	Level 2	2,199	2,199	2,552	2,552
Mortgage servicing rights	Level 3	675	884	777	1,185

Financial liabilities
Deposits	Level 2	854,613	858,970	957,136	964,238
Borrowed funds	Level 2	53,903	59,021	83,571	89,628
Accrued interest payable	Level 2	6,427	6,427	4,301	4,301

Note 19.  EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010
Net loss	$(13,711)	$(335)	$(31,720)

Basic weighted-average number of common shares outstanding	16,442,160	16,439,508	16,354,245
Plus: Common share equivalents	—	—	—
Diluted weighted-average number of common shares outstanding	16,442,160	16,439,508	16,354,245

Loss per common share:
Basic	$(0.83)	$(0.02)	$(1.94)
Diluted	$(0.83)	$(0.02)	$(1.94)

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented.  Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.  Antidilutive stock options equaled 129,170 shares, 188,193 shares, and 222,616 shares for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 20.  CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

Condensed parent company only financial information is as follows:

Condensed Statements of Condition

	December 31,
(in thousands)	2012	2011
Assets
Cash	$355	$353
Investment in statutory trust	358	351
Investment in subsidiary (equity method)	77,301	77,842
Other assets	46	—
Total assets	$78,060	$78,546

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$10,310	$10,310
Subordinated debentures	25,000	25,000
Accrued interest payable	5,822	3,310
Other liabilities	3	1
Shareholders’ equity	36,925	39,925
Total liabilities and shareholders’ equity	$78,060	$78,546

Condensed Statements of Operations

	Year Ended December 31,
(in thousands)	2012	2011	2010
Income
Equity in undistributed (loss) income of subsidiary	$(11,206)	$2,248	$(29,076)
Equity in trust	7	4	6
Total (loss) income	(11,199)	2,252	(29,070)

Expense	2,512	2,587	2,650
Net loss	$(13,711)	$(335)	$(31,720)

Condensed Statements of Cash Flows

	For the Year Ended
(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(13,711)	$(335)	$(31,720)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in undistributed loss (income) of subsidiary	11,206	(2,248)	29,076
Equity in trust	(7)	(4)	(6)
Stock-based compensation	46	—	—
Increase in other assets	(46)	—	—
Increase in accrued interest payable	2,512	2,486	628
Increase in other liabilities	2	—	—
Net cash used by operating activities	2	(101)	(2,022)
Cash Flows from Investing Activities:
Investment in capital of subsidiary	—	(3,000)	(1,520)
Net cash used by investing activities	—	(3,000)	(1,520)
Cash Flows from Financing Activities:
Increase in borrowed funds	—	—	1,900
Cash dividends	—	—	—
Proceeds from issuance of common stock, net of stock issuance costs	—	29	528
Net cash provided by financing activities	—	29	2,428
Increase (decrease) in cash	2	(3,072)	(1,114)
Cash at beginning of year	353	3,425	4,539
Cash at end of year	$355	$353	$3,425

Note 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ending
	2012
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$9,744	$9,424	$8,985	$8,874
Interest expense	2,573	2,343	2,206	2,096
Net interest income	7,171	7,081	6,779	6,778
Provision (credit) for loan and lease losses	(136)	(280)	3,792	689
Net interest income after provision (credit) for loan and lease losses	7,307	7,361	2,987	6,089
Non-interest income	1,450	1,544	1,659	(370)
Non-interest expense	9,922	9,872	11,167	10,777
Loss before income tax expense	(1,165)	(967)	(6,521)	(5,058)
Provision for income taxes	—	—	—	—
Net loss	$(1,165)	$(967)	$(6,521)	$(5,058)
Loss per share:
Basic	$(0.07)	$(0.06)	$(0.40)	$(0.30)
Diluted	$(0.07)	$(0.06)	$(0.40)	$(0.30)

	Quarter Ending
	2011
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$11,508	$11,283	$10,483	$9,662
Interest expense	4,128	3,874	3,059	2,806
Net interest income	7,380	7,409	7,424	6,856
Provision (credit) for loan and lease losses	1,744	765	(462)	(1,524)
Net interest income after provision (credit) for loan and lease losses	5,636	6,644	7,886	8,380
Non-interest income	3,982	3,457	2,340	3,170
Non-interest expense	10,144	9,912	10,660	11,114
(Loss) income before income tax expense	(526)	189	(434)	436
Provision for income taxes	—	—	—	—
Net (loss) income	$(526)	$189	$(434)	$436
(Loss) earnings per share:
Basic	$(0.03)	$0.01	$(0.03)	$0.03
Diluted	$(0.03)	$0.01	$(0.03)	$0.03

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of December 31, 2012.

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinement. There have been no changes to the Company’s internal control over financial reporting during the Company’s fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for First National Community Bancorp, Inc. (the “Company”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

As of December 31, 2012, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in the Framework, management determined that internal control over financial reporting was effective at December 31, 2012.

/s/ Steven R. Tokach	/s/ James M. Bone, Jr., CPA
Steven R. Tokach	James M. Bone, Jr., CPA
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Item 9B.    Other Information

Amendment to the Company’s Bylaws

On March 27, 2013, the Board of Directors (the “Board”) of First National Community Bancorp, Inc. (the “Company”) approved and adopted Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”).  The Amended and Restated Bylaws, effective March 27, 2013, include new provisions applicable when the Company fails to hold an Annual Meeting of Shareholders to establish (a) the notice requirement to be given by shareholders who seek to nominate directors or propose business to be brought before a shareholder meeting, and (b) the terms for each class of directors to be elected at the next annual meeting.

The Company’s Amended and Restated Bylaws are set forth as Exhibit 3.2 to this Annual Report on Form 10-K.

Adoption of Compensation Plans

On November 28, 2012, the Board of Directors adopted the 2012 Employee Stock Grant Plan (the “2012 Grant Plan”), which became effective upon implementation on December 17, 2012, pursuant to which the Board authorized the grant of up to 16,000 common shares in order to make one-time grants of 50 common shares (plus a one-time payment of $25 to partially offset such employee’s 2012 tax obligations in connection with the grant) to each active full and part-time employee of the Company, including executive officers.  The Board of Directors granted 50 shares to each eligible employee of the Company, including executive officers, in exchange for services provided during the fiscal year.

On December 19, 2012, the Board of Directors approved three new non-equity incentive plans, a Staff Incentive Plan (the “SIP”), a Commercial Unit Incentive Plan (the “CIP”) and an Executive Incentive Plan (the “EIP”), each to be effective on January 1, 2013.

Under the SIP, all regular employees meeting certain criteria are eligible for participation in the plan, including executive officers.  Awards under the plan will be based on overall Company performance assessed against pre-defined performance factors, which includes a discretionary component based on individual employee performance.  Participation, performance factors, thresholds, targets, maximums and other participation features are established each plan year and may change based on the objectives of the Company.

Under the CIP, all regular regional managers, business development officers and corresponding managers meeting certain criteria are eligible for participation in the plan, including executive officers.  Awards under the plan will be based on individual and team performance assessed against pre-defined performance factors, which includes a discretionary component based on individual employee performance.  Participation, performance factors, thresholds, targets, maximums and other participation features are established each plan year and may change based on the objectives of the Company.

Under the EIP, executives of the Company are eligible for participation in the plan (as determined by the President and Chief Executive Officer or the Board, as applicable).  Awards under the plan will be based on overall Company financial performance assessed against predetermined performance factors, as well as unit, team, functional area and/or individual metrics which are determined by management at the beginning of each year.

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

Michael J. Cestone, Jr. (Director of the Company since 1998)

Mr. Cestone, 81, has been CEO of Mastriani Realty Co., a company that he also owns, since 1959.  Mr. Cestone has served as the Secretary of the Board of Directors of the Company since 1998, as Secretary of the Board of Directors of the Bank since 1971, and as a director of the Bank since 1969.  He has intimate knowledge of the Company through his years of experience with the Company.  Mr. Cestone’s experience in the land development and the building industry, involvement in the community and service as a director of the Bank for over 42 years qualifies him to serve as a director of the Company.  Mr. Cestone is a Class A director whose term was to expire at the 2011 annual meeting of shareholders which has not yet been held.

Joseph Coccia (Director of the Company since 1998)

Mr. Coccia, 58, is President of Coccia Ford, Inc. (doing business as Coccia Ford Lincoln), a car dealership in Wilkes-Barre, Pennsylvania, and President of Eastern Auto Exchange, Inc. He has served as director of the Company and the Bank since 1998.  Mr. Coccia’s strong business background and knowledge of owning and operating a large local business, his broad community involvement, and his service as a director of the Company and Bank for over 14 years qualifies him to serve as a director of the Company.  Mr. Coccia is a Class C director whose term expires at the 2013 annual meeting of shareholders.

Dominick L. DeNaples (Director of the Company since 1998)

Mr. Dominick L. DeNaples, 75, the Chairman of the Board of Directors of the Company and Bank since 2010, is President of Rail Realty Corp., Vice President of DeNaples Auto Parts Inc., and Vice President of Keystone Landfill, Inc., each of which he is also co-owner with his brother Louis A. DeNaples, has been a director of the Bank since 1987, and previously served as Vice Chairman of the Board of Directors of the Company from December 2009 until he was elected Chairman in May 2010. Mr. DeNaples’ extensive business background, years of community and charitable involvement, including serving on the Boards of St. Joseph’s Foundation and Center, Red Cross, Lackawanna College, Geisinger, and serving as President of the Boy Scouts of America Northeast Pennsylvania Council, and service as a director of the Company and Bank for over 25 years qualifies him to serve as a director of the Company.  Mr. DeNaples is the brother of director Louis A. DeNaples and the uncle of director Louis A. DeNaples, Jr.  Mr. DeNaples is a Class C director whose term expires at the 2013 annual meeting of shareholders.

Louis A. DeNaples, Jr. (Director of the Company since 2008)

Dr. DeNaples, Jr., 45, is a licensed physician and Medical Director of the Geisinger Community Medical Center Emergency Department in Scranton, Pennsylvania and also has served as a director on the Geisinger Community Medical Center’s Board since 2005.  He has served as director of the Company and the Bank since 2008.  Dr. DeNaples serves as Director and Vice Chairman for The Community’s Bank of Bridgeport Connecticut since 2001.  Dr. DeNaples’ understanding of the banking industry, service as a bank director for more than eleven years and considerable community and charitable involvement qualifies him to serve as a director of the Company.

Dr. DeNaples is the son of former director, Louis A. DeNaples and the nephew of director, Dominick L. DeNaples.  Dr. DeNaples is a Class B director whose term was to expire at the 2012 annual meeting of shareholders, which has not yet been held.

Joseph J. Gentile (Director of the Company since 1998)

Mr. Gentile, 82, retired in 2010 as President of Dunmore Oil Company, Inc., a fuel distributor, after 30 years with that company.  He also has been a director of Five Star Equipment, Inc., an industrial equipment dealer, since 1989.  Mr. Gentile has served on the Board of Directors of the Bank since 1989.  Mr. Gentile’s strong business background, understanding of the local business and social community, community and charitable involvement and service as a director of the Bank for over 23 years qualifies him to serve as a director of the Company.  Mr. Gentile is a Class A director whose term was to expire at the 2011 annual meeting of shareholders, which has not yet been held.

Thomas J. Melone (Director of the Company since 2011)

Thomas J. Melone, 54, was appointed as a Director of the Company in May 2011.  Mr. Melone is a Partner at the Albert B. Melone Company where he has worked as a certified public accountant since 1984.  He has served as director of the Company and the Bank since 2011. Mr. Melone is also an owner of Pro-Data Processing, Inc.  Mr. Melone brings extensive accounting experience and expertise with respect to reviewing financial statements and materials.  Mr. Melone is a graduate of King’s College, Wilkes-Barre, Pennsylvania.  Mr. Melone’s business and accounting experience qualify him to serve as a director of the Company.  Mr. Melone is a Class B director whose term was to expire at the 2012 annual meeting of shareholders, which has not yet been held.

John P. Moses (Director of the Company since 1999)

Mr. Moses, 66, has served as the Chairman of Blue Cross of Northeastern Pennsylvania since 1997, and as an attorney in private practice since 1971, including as Of Counsel at the law firm of Cozen & O’Connor since 2009.  Mr. Moses has been a director of the Company and the Bank since 1999.  During his career, he also has served as chair of the Northeast Pennsylvania Heart Association and as Chairman and President of the Board of Governors of St. Jude Children’s Research Hospital (“St. Jude”), and as Chief Executive Officer for ALSAC, the fundraising arm of St. Jude.  Mr. Moses also has had a distinguished career in public service, having served as a member of state commissions and as counsel to various state and local judicial, executive, legislative and administrative offices and non-profit organizations.  He has received numerous awards for his contributions in public service, business, the law and charitable causes, most recently in 2009 as recipient of the Hope Award from the American Cancer Society.  He also serves on the boards of Villanova University School of Law, Wilkes Law School Initiative and The Commonwealth Medical College.  Admitted to practice law in Pennsylvania and before the U.S. Supreme Court, he is a graduate of the Villanova University School of Law.  Mr. Moses’ extensive business and legal background, community and charitable involvement and service as a director of the Company and Bank for over 13 years qualifies him to serve as a director of the Company.  Mr. Moses is a Class C director whose term expires at the 2013 annual meeting of shareholders.

Steven R. Tokach (Director of the Company since 2011)

Steven R. Tokach, 66, has served as the President and Chief Executive Officer of the Company and the Bank since December 5, 2011.  Mr. Tokach also serves as a director of the Company and the Bank.  Previously, Mr. Tokach was retired from banking since 2006.  Prior to that, he was Senior Vice President and Chief Credit Administrator for Community Bank, N.A., a multi-billion dollar bank with locations in upstate New York and Northeastern Pennsylvania, from 2004 to 2006.  Mr. Tokach served as Regional President of First Liberty Bank & Trust, N.A., the Pennsylvania bank division of Community Bank, N.A, from 2001 to 2004.  He served as President of First Liberty Bank in Jermyn, Pennsylvania from 1996 to 2001 and as Executive Vice President and Chief Operating Officer from 1991 to 1996.  Prior to that, Mr. Tokach worked for three other banks located in Pennsylvania, serving as Vice President of First Eastern Bank from 1989 to 1991, as Vice President of Guaranty Bank, N.A. from 1986 to 1989 and as Vice President of The First National Bank of Jermyn from 1982 to 1986.  Prior to his banking career, Mr. Tokach was a Bank Examiner with the Office of the Comptroller of the Currency (the “OCC”) from 1968 to 1982, supervising or assisting in the examination of national banks.  Mr. Tokach is a graduate of King’s College, Wilkes-Barre, Pennsylvania, where he earned his bachelor’s degree in accounting.  He is a former member of the boards of directors of the Scranton Chamber of Commerce and the United One Credit Bureau.  Mr. Tokach’s extensive banking experience, knowledge of bank regulatory matters from his time with the OCC and accounting and financial background qualify him to serve as a director of the Company.  Mr. Tokach is a Class B director whose term was to expire at the 2012 annual meeting of shareholders, which has not yet been held.

Directors during 2012 Who Are Not Currently Directors

Mr. Louis A. DeNaples, 72, has been a director of the Bank from 1972 and had served as Chairman of the Board of Directors of the Company from 1998 until he took a leave of absence from involvement with the Company and the Bank in February 2008.  Shortly thereafter, the Federal Reserve Bank of Philadelphia (the “FRB”) and the OCC suspended Mr. DeNaples from office and prohibited him from any participation in the affairs of the Company or the Bank.  Mr. DeNaples resigned as a director of the Company, effective May 12, 2012, however he remains a director of the Bank. (Mr. DeNaples appealed the suspension and on January 29, 2013 the United States Court of Appeals for the District of Columbia ruled in his favor and issued a decision vacating the agencies’ suspension orders and remanding on certain other matters. Prior to the court’s decision, Mr. DeNaples did not actively serve as a director at any time during 2012.

Executive Officers Who Are Not Directors

Information regarding persons who are executive officers of the Company or the Bank and who are not directors of the Company is set forth below.  Except as otherwise indicated, the occupation listed has been such person’s principal occupation for at least the last five years.

James M. Bone, Jr.

Mr. Bone, 51, is Executive Vice President and Chief Financial Officer of the Bank, a position he has held since September 2012.  Mr. Bone has been an employee of the Bank since 1986, serving as Executive Vice President and Chief Information Officer from May 2010 to August 2012; First Senior Vice President and Administrative Services Division Manager from July 2000 to April 2010; as Senior Vice President and Branch Administrator from January 1995 to June 2000; Vice President and Community Office Manager/Commercial Loan Officer from May 1992 to December 1994; Vice President and Loan Administration/Compliance Division Manager from January 1989 to May 1992; and Internal Auditor from July 1986 to December 1988.  Mr. Bone is a licensed Certified Public Accountant. In addition, Mr. Bone owns a limited liability company (“LLC”) through which he provides tax and consulting services to various individual clients and small businesses.

Gerard A. Champi

Mr. Champi, 52, is Chief Operating Officer of the Bank since March 2011. Prior to holding this position, he served as Interim President and Chief Executive Officer of the Company and the Bank and as a director of the Bank from March 2010 until February 2011.    Mr. Champi has been with the Bank since 1991 and has served in various leadership roles in the Retail and Commercial Sales Divisions.  He also currently serves on the Boards of the Greater Pittston Chamber of Commerce, the Greater Scranton Chamber of Commerce and the Lackawanna branch of the Blind Association.  Mr. Champi also serves as member of the Advisory Board of Penn State Worthington Scranton, a campus of the Pennsylvania State University.

Joseph J. Earyes

Mr. Earyes, 56, is First Senior Vice President and Chief Retail Banking and Operations Officer of the Bank, a position he has held since March 2013. Prior to holding this position, he served as First Senior Vice President and Retail Banking Officer of the Bank from February 2011 to February 2013 and Senior Vice President and Retail Banking Officer of the Bank since December 2008.  Mr. Earyes, who has FINRA Series 7 and 63 licenses, also is a financial services representative of Invest Financial Corporation through that entity’s third party brokerage arrangement with the Bank.  Prior to joining the Bank, Mr. Earyes was Chief Financial Officer of State Petroleum Distributors LLC, a wholesale fuel distributor from February 2006 to August 2008.  Mr. Earyes has previous banking experience from his time as Executive Vice President and Chief Executive Officer of Fidelity Deposit and Discount Bancorp, Inc. of Dunmore, Pennsylvania, the holding company for The Fidelity Deposit and Discount Bank, from April 2001 to April 2004.  Mr. Earyes is a licensed Certified Public Accountant and worked as a Partner in the Earyes/Alu LLP CPA firm that he co-owned from July 2004 to January 2006.

Lisa L. Kinney

Ms. Kinney, 43, is Senior Vice President and Retail Lending Officer & Consumer Lending Manager of the Bank, a position she has held since September 2008.  Ms. Kinney has been an employee of the Bank since 1994, with her previous roles including Vice President and Indirect Lending Manager from January 2007 to September 2008; Vice President and Indirect Lending Officer from December 2005 to December 2006; and Assistant Cashier and Indirect Lending Officer from May 1998 to November 2005.

Donald H. Ryan

Mr. Ryan, 60, is the Human Resources Officer and Senior Vice President of the Bank since November 2011.  Before joining the Company, Mr. Ryan was the Operations Director at Johnson College from June 2009 until September 2011 with responsibility for human resources, information technology and facilities.  From 1997 to 2009, he was President and principal of The Ryan Group, a Northeastern Pennsylvania based human resources consulting firm.  Prior thereto, Mr. Ryan held senior human resources positions at National Westminster Bancorp, U.S. Trust Company of New York and The Federal Reserve Bank of New York.

Executive Officers during 2012 Who Are Not Currently Executive Officers

David D. Keim served as the Chief Credit Officer of the Bank from August 2010 until his resignation in September 2012.

Sandra E. Laughlin served as Executive Vice President and Chief Risk Officer of the Bank from January 2011 until her resignation in October 2012.

Edward J. Lipkus, III served as Executive Vice President and Chief Financial Officer of the Bank from September 2010 until his resignation in August 2012.

Robert J. Mancuso serviced as First Senior Vice President and Chief Administrative Officer of the Bank from June 2010 until his resignation in December 2012.

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

Based solely on the Company’s review of the copies of such forms received and a written representation from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the year ended December 31, 2012 all filing requirements applicable to its officers, directors and 10% Shareholders under Section 16(a) were complied with on a timely basis, with the following exceptions.

The Company’s executive officers (James M. Bone, Jr., Gerard A. Champi, Joseph J. Earyes, Lisa L. Kinney, Donald H. Ryan and Steven R. Tokach) inadvertently failed to file Forms 4 reflecting the grant of 50 shares to each of them in connection with the Company’s employee stock grant on December 17, 2012. All required Form 4 filings have subsequently been made with the SEC.

Corporate Governance

General

The Board has an Audit Committee, Compensation Committee and Corporate Governance Committee, which also makes nominating decisions.  The charters of these committees have been approved by the Board and are available on our corporate website at (www.fncb.com/InvestorRelations/).

Submission of Shareholder Proposals and Director Nominations

The Company has not yet held its 2011 and 2012 Annual Meetings of Shareholders and presently intends to hold an annual meeting in 2013.  The Company intends to promptly notify shareholders when a date is set for the Annual Meeting of Shareholders.  In order for a shareholder proposal or director nomination to be considered for inclusion in the Company’s proxy statement for the Annual Meeting, the written proposal must be received a reasonable time before the Company begins to print and send its proxy materials.

In addition, the advance notice provisions in the Company’s Amended and Restated Bylaws, require that the following additional information must be provided to the Company by a shareholder submitting a shareholder proposal:  (i) the shareholder’s name and address; (ii) a representation that the shareholder is a holder of record of shares of the Company and intends to appear in person or by proxy at the meeting to make the proposal; (iii) the number of and class of shares owned by the shareholder and any Shareholder Associated Person (as defined in the Bylaws), which information must be supplemented as of the record date; (iv) a description of any agreement, arrangement or understandings between the shareholder or any other person or persons, pursuant to which the business is to be proposed, which information must be supplemented as of the record date; (v) information regarding the shareholder’s, Shareholder Associated Person’s or certain affiliated partnership’s ownership of derivative instruments (such as options, warrants, convertible security, etc.) or any other opportunity of the shareholder or Shareholder Associated Person to profit from a change in the value of shares of the Company and the existence of any hedging transactions, which information must be supplemented as of the record date; and (vi) any other information regarding the proposal that would be required under the SEC’s proxy rules and regulations.

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

Independence is reviewed at least annually to determine whether all existing and potential committee members are independent.  For 2012, the Board of Directors determined that Louis A. DeNaples, Jr., Joseph J. Gentile, John P. Moses and Thomas J. Melone met the standards for independence.  Following an amendment to the Company’s Bylaws in April 2012, the Board of Directors determined that Dominick L. DeNaples also meets the standards for independence.

The Board adopted charters for its Compensation Committee and for its Corporate Governance Committee, which also makes nomination decisions. The Corporate Governance Committee and Compensation Committees are comprised of the following directors: Louis A. DeNaples, Jr., Chairman, Joseph J. Gentile, Thomas J. Melone and John P. Moses, all of whom were determined to meet the standards for independence.

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

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Thomas J. Melone, Audit Committee Chairman, John P. Moses and Joseph J. Gentile, all of whom are considered independent, as that term is defined by the SEC and in the NASDAQ listing standard related to audit committees.  The Audit Committee met 10 times in 2012. The current Audit Committee charter, as amended and restated in 2012 is available on the Company’s website at www.fncb.com/InvestorRelations/ under the heading “Audit Committee Charter.”  The principal duties of the Audit Committee, as set forth in its amended charter, include reviewing significant audit and accounting principles, policies and practices, reviewing performance of internal auditing procedures, reviewing reports of examination received from regulatory authorities, and recommending, annually, to the Board of Directors the engagement of an independent certified public accountant.

Currently, the Board has identified Thomas J. Melone and John P. Moses as the Audit Committee financial experts.  Mr. Melone qualifies as a financial expert based on his extensive accounting experience as a certified public accountant and as a partner of the Albert B. Melone Company. Mr. Moses qualifies as the financial expert based on his knowledge of financial statements, internal controls, and Audit Committee functions resulting from his prior role as Chief Executive Officer of ALSAC/St. Jude Children’s Research Hospital and his current position as Chairman of BlueCross of Northeastern Pennsylvania.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the Company’s directors and employees, including the President and Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”).  The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of the Company’s confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code.  The Code of Business Conduct and Ethics is available on the Company’s website at www.fncb.com/InvestorRelations/ under the heading “Code of Ethics.”  The Company intends to post any amendments to its Code of Conduct and Ethics on its website and also to disclose any waivers (to the extent applicable to the Company’s President, Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer) on a Form 8-K within the prescribed time period.

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

Under the heading “Executive Compensation Tables,” you will find a series of tables containing specific information about the compensation earned or paid in 2012 to Mr. Steven R. Tokach, the current President and Chief Executive Officer and PEO of the Company, Mr. James M. Bone, Jr., the current Chief Financial Officer and PFO of the Company and Mr. Edward J. Lipkus, the former Chief Financial Officer and PFO of the Company. Compensation information is also presented for Mr. Gerard A. Champi, the current Chief Operating Officer of the Bank and former Interim Chief Executive Officer and President of the Company,  Mr. Joseph  J. Earyes, the Chief Retail Banking and Operations Officer of the Bank and Lisa L. Kinney, the Retail Lending Officer and Consumer Lending Manager of the Bank, the three most highly compensated executive officers of the Company (including officers of the Bank) who received total compensation of $100,000 or more during the fiscal year ended December 31, 2012, referred to as our “named executive officers” or “named executives.” In addition, compensation information is presented for the following former named executives, Mr. Robert J. Mancuso, the former Chief Administrative Officer of the Bank and Ms. Sandra E. Laughlin, the former Chief Risk Officer of the Bank.

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

7.	Equally support annual and long-term financial and strategic performance objectives as well as the stability of the organization

8.	Ensure compliance with applicable regulations

9.	Deliver executive compensation in a manner that is prudent and cost-effective

10.	Support the mission, vision and values of the Company

Design of Compensation Program

In 2012, executive compensation decisions were made by the Compensation Committee of the Board of Directors.  The Board of Directors’ fundamental policy is to provide our executive officers with competitive compensation for their positions and to provide opportunities based upon their contributions to the Company’s development and financial success as well as their personal performance in accordance with the overall design of the Company’s compensation package.

The Role of Consultants

In 2012, the Company engaged Mosteller and Associates (Mosteller), a Pennsylvania-based human resources consulting firm, to conduct an Executive Compensation Reviews (“the 2012 Report”).  The 2012 Report included: (1) a market review of the Company’s executive positions against compensation levels of other similar financial institutions; and (2) recommendations for enhancements to the Company’s overall executive compensation programs.  The Company intends to utilize the Report as a foundation for executive compensation decisions during 2012 and 2013.

The Report included market data from proxy statement analysis of a peer group of banks as well as three published survey sources.  Specific analysis and comment was provided for each of the executive pay components (base, short term incentive, long-term incentive, and all other) as well as total compensation, upon which the Board was able to base executive compensation decisions throughout the year.  The results of the study reflected in the 2012 Report provided the Board and management a solid base of relevant information upon which to develop compensation strategy and to base compensation-related decisions.

The Company also engaged Mosteller to design Short Term and Long Term Incentive Compensation Plans to be used to attract, motivate and retain the Company’s executives and employees.

On December 19, 2012, the Board of Directors approved three Short Term Incentive Plans to be effective for calendar year 2013. These include an Executive Incentive Plan (the “EIP”), a Commercial Incentive Plan (the “CIP”) and a Staff Incentive Plan (the “SIP”).  Each of these plans are designed to link annual cash compensation awards to specific Bank financial targets and individual performance metrics.  According to the terms of these Incentive Plans, the Board of Directors are responsible for establishing the Bank-wide financial targets that are utilized to trigger funding of the Plans.  The Board of Directors determines the individual performance goals used to evaluate the President.  For all other executives and employees, management is responsible for establishing individual performance goals which, in conjunction with achievement of Bank-wide financial goals, are used to determine individual awards.  Each of the incentive plans provides for a potential claw back of award payments if the relevant performance measures on which they are based are restated or otherwise adjusted within a 36- month period following the public release of the financial information.

On January 24, 2013, the Board of Directors approved the design of a Long Term Incentive Plan (the “LTIP”) that it intends to present to shareholders for approval in 2013. Upon obtaining shareholder approval, the Board intends to make initial awards in 2013 under the terms of this Plan.  The proposed LTIP is designed to reward executives and key employees for their contributions to the long term success of the Company, primarily as measured by the increase in the Company’s stock price.  The proposed LTIP plan design provides the Board with the authority to offer several different types of long term incentives including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares.

In addition, the Company continues to engage Mosteller to provide consulting services on an ongoing basis, advising with regard to executive and broad-based compensation matters as well as a variety of human resources topics.  The Board chose Mosteller because of its expertise in the field of Human Resources, the industry of financial services and the geographic footprint of the Bank and their base of understanding of the organization.

The Role of Management

Input from senior management, including the Chief Executive Officer and the Human Resources Officer, along with our external consultants was critical in order to permit the Board and Compensation Committee to make informed and appropriate decisions.  Input from senior management may include:

•                  Performance summaries for management team members and recommendations regarding compensation;

•                  Results from executive compensation studies and related recommendations and analysis; and

•                  Data and recommendations for changes necessary to ensure continued market competitive nature of FNCB’s overall compensation package and/or the individual components of executive compensation.

Each member of senior management excuses himself or herself from all Board and Compensation Committee discussions of that individual’s compensation level.

Benchmarking and Peer Group

During 2012, the Company utilized a peer group based on industry, asset size, organizational structure, performance levels and geographic location.  The Company has selected the peer group to provide comparative market data for executive compensation pay levels.

This peer group reflects financial organizations from the Mid-Atlantic states with asset size ranging from approximately $580 million to almost $2.3 billion as of December 31, 2011.  We believe these companies are an appropriate group against which to benchmark our compensation.  This peer group was adjusted in conjunction with Mosteller’s 2012 Report to be more reflective of the Company’s current asset size and current regional competitors.

Below is a listing of the peer group used by the Company to benchmark its executive compensation:

ACNB Corp.	Citizens & Northern Corp.	Norwood Financial Corp.
Alliance Financial Corp.	Codorus Valley Bancorp, Inc.	Orrstown Financial Services Inc.
AmeriServe Financial, Inc.	Dimeco, Inc	Penseco Financial Services Corp.
Bryn Mawr Bank Corp.	ESSA Bancorp, Inc.	Republic First Bancorp, Inc.
CNB Financial Corp.	Fidelity D&D Bancorp, Inc.	Univest Corp of Pennsylvania
Canandaigua National Corp.	First United Corporation	VIST Financial Corp.

Material Differences in Named Executive Officers’ Compensation

The overall factors that come into consideration when making executive compensation decisions include the following:

•                  Compensation philosophy and strategy;

•                  Individual performance relative to goals;

•                  Corporate performance;

•                  Budgetary constraints;

•                  Regulatory requirements;

•                  Competitive market data received from external compensation consultant including best practices in the marketplace;

•                  Ability to retain and attract executive employees;

•                  External economic and industry environment; and

•                  Risk assessment considerations.

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

Base Salary

The Bank has established salary ranges that are competitive with our peer group and the banking industry in our local region.  Each job classification has been evaluated based upon the required skills, knowledge, responsibility and experience needed.  Salary increases are based upon merit, performance, quality of work, and other job related factors.  Salary increases are not guaranteed and a satisfactory performance review may not warrant an increase.  The base salary for each named executive officer is determined based upon experience, personal performance, salary levels in effect for comparable positions both in and outside of the banking industry, internal base salary comparability considerations and the responsibilities assumed by the named executive officer.  The weights given to these factors differ from individual to individual as the Board determines is appropriate.  Base salaries are reviewed annually and adjusted from time to time, based on our review of market data and assessment of Company and individual executive performance.

Please refer to “Executive Compensation Tables” below for additional information on compensation of our named executive officers.

Short-Term Incentive Program/Cash Bonuses

In 2012, executives were eligible for annual short-term incentives through a discretionary program that was based upon the Board of Directors’ subjective assessment of the Company’s performance as compared to both budget and prior fiscal year performance, as well as the individual contributions of the executives. Though individual contributions are considered when awarding bonuses, if any, neither the compensation committee nor the Board of Directors has established performance targets that, when reached, automatically provide a bonus. The amount of each individual bonus is not affected by nor does it affect any other form of compensation.  Based on the Bank’s overall performance levels in 2012, the Board did not award any cash bonuses.

On December 19, 2012, the Board approved the new EIP to be effective during calendar year 2013.  This Plan is designed to link annual cash bonus awards to specific bank financial targets and individual performance metrics.  According to the terms of the EIP, the Board of Directors are responsible for establishing the bankwide financial targets which are utilized to trigger funding of the EIP.  The Board of Directors determines the individual performance goals used to evaluate the President.  For all other executives, the President and Chief Operating Officer are responsible for establishing individual performance goals which, in conjunction with achievement of bank-wide financial goals, are used to determine individual awards.  The EIP provides for a potential claw-back of award payments if the relevant performance measures on which they are based are restated or otherwise adjusted with a 36-month period following the public release of the financial information.

Long-Term Incentive Program

The Company believes that stock ownership by management and equity-based performance compensation arrangements are useful tools to align the interests of management with those of the Company’s shareholders.  Where executives are shareholders themselves, the executives will realize a direct benefit by achieving the objective of maximizing shareholder value.

During 2012, the Company had in place two stock incentive plans: the 2000 Stock Incentive Plan (the “Stock Incentive Plan”) and the 2000 Independent Directors’ Stock Incentive Plan (the “Directors’ Stock Plan,” and together with the Stock Incentive Plan, the “Company Plans”), each of which expired on August 30, 2010 and, as such, no additional awards have been granted from either plan, though the expiration of these plans does not affect any awards outstanding as of the expiration date of the plan.

Prior to the expiration of the Company Plans, the Company’s executives were eligible to receive “qualified” stock options, “non-qualified” stock options, stock appreciation rights and restricted stock under the Company Plans, which have each been approved by the Company’s shareholders.  Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the four other highest paid executive officers, excluding performance-based compensation.  The Stock Incentive Plan was designed and has been administered in a manner to enable the Company to deduct compensation attributable to options and without regard to such deduction limitation.  The Company has outstanding awards of stock options issued under each of the Company Plans.  During 2009, the

Company granted 74,600 shares worth of stock options.  No stock options or other equity based awards were granted in 2010,  2011 or 2012.  In February 2011, the Board dissolved the Stock Option Committee, which had previously been authorized to award grants of stock options and other long-term incentives to key employees and officers, and the Compensation Committee assumed responsibility for the administration of the Company Stock Plans.

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

On November 28, 2012, the Board of Directors adopted the 2012 Employee Stock Grant Plan (the “2012 Grant Plan”), which became effective upon implementation on December 17, 2012, pursuant to which the Board authorized the grant of up to 16,000 common shares in order to make one-time grants of 50 common shares (plus a one-time payment of $25 to partially offset such employee’s 2012 tax obligations in connection with the grant) to each active full and part-time employee of the Company, including executive officers.  This one-time program was implemented to provide employees with a long term financial interest in the Company’s future growth and profitability by providing them with Company ownership in the form of common shares.

On January 24, 2013, the Board of Directors approved the design of a new Long Term Incentive Plan (LTIP) that it intends to present to shareholders for approval in 2013. Upon obtaining shareholder approval, the Board intends to make initial awards in 2013 under the terms of this Plan.  The proposed LTIP is designed to reward executives and key employees for their contributions to the long term success of the Company, primarily as measured by the increase in the Company’s stock price.  The proposed LTIP plan design provides the Board with the authority to offer several different types of long term incentives including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares.

Profit Sharing and 401(k) Plan

Supplemental compensation is provided in the forms of a profit sharing plan and a 401(k) plan.  These items are structured to be moderately competitive within the peer market.  The amount of money which the Bank contributed to the profit sharing and 401(k) plans is not taken into account when determining the amounts of other forms of compensation.

The Bank has adopted the First National Community Bank 401(k) Profit Sharing Plan (the “401(k) Profit Sharing Plan”), a tax qualified retirement savings plan pursuant to which our employees, including the named executive officers, are able to make pre-tax or Roth contributions from their cash compensation.  The 401(k) Profit Sharing Plan provides for a discretionary employer contribution, which is determined each year by the Board of Directors, in the form of profit sharing.  For the year 2012, the Board of Directors did not declare a profit sharing contribution.  In 2011 and until August 31, 2012, the plan did not allow matching contributions to the 401(k) plan.

Effective as of September 1, 2012, the Board of Directors amended the Profit Sharing and 401(k) Plan to permit a Bank provided match to employee 401(k) contributions.  The Board of Directors has approved a 50% match to an employee’s first 4% of payroll contribution.  The match is subject to amendment at the Board of Director’s discretion.  Additionally, as of September 1, 2012, the eligibility requirements for the Profit Sharing and 401(k) Plan were amended by the Board of Directors.  As of that date, employees who have attained the age of 21 are eligible to participate on the first day of the month following their day of hire.

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

Additional Employee Benefit Plans

The Bank also provides additional benefit programs to employees including health, vision and dental insurance, life and long-term and short-term disability insurance.

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

The various elements of the total compensation package are subtly interrelated based on a variety of factors.  While there is not a direct relationship between components, if in a given year the Board or Compensation Committee decides, for purposeful reasons, to “overweight” one component of total compensation (as compared to the market) they may “underweight” another so that total compensation remains competitive.  The Company has not yet held its annual meeting for 2011, 2012 or 2013 and thus has not held or considered the results of a shareholder advisory vote on executive compensation.  The Company presently plans to hold an annual meeting in 2013.

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

EXECUTIVE COMPENSATION TABLES

The following table sets forth a comprehensive overview of the compensation for the Company’s named executive officers for 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Awards [1]	Change in pension value and non- qualified deferred compensation earnings [2]	All Other Compensation		Total
Steven R. Tokach, President	2012	$300,025		$153	$—	$6,290	[3]	$306,468
and Chief Executive	2011	17,308	[4]	—	—	—		17,308
Officer of the Company
and the Bank

James M. Bone, Jr.,	2012	$173,267		$153	$476	$1,516	[5]	$175,412
Executive Vice President and Chief Financial Officer of the Company and the Bank and former Chief Information Officer of the Bank	2011 2010	148,000 132,239		— —	456 —	91 341	[5] [5]	148,547 132,580

Edward J. Lipkus, Executive	2012	$120,260	[6]	$—	$—	$66,317	[7]	$186,577
Vice President and Chief	2011	165,000		—	—	819	[7]	165,819
Financial Officer of the	2010	45,692	[6]	—	—	15,000	[7]	60,692
Company and the Bank

Gerard A. Champi, Chief	2012	$230,463		$153	$3,766	$76,877	[8]	$311,259
Operating Officer of the	2011	223,500		—	3,607	11,339	[8]	238,446
Bank and former Interim	2010	216,300		—	—	7,421	[8]	223,721
President and Chief
Executive Officer of the
Company and Bank

Joseph J. Earyes, First	2012	$121,786		$153	$—	$16,738	[9]	$138,677
Senior Vice President and
Chief Administrative Officer

Lisa L. Kinney, Senior	2012	$114,344		$153	$324	$7,610	[10]	$122,431
Vice President and Retail
Lending Officer

Sandra E. Laughlin,	2012	$143,595	[11]	$—	$—	$—		$143,595
Executive Vice President	2011	153,577	[11]	—	—	10,000	[12]	163,577
and Chief Risk Officer

Robert J. Mancuso, First	2012	$147,161	[13]	$—	$3,766	$51,521	[14]	$202,448
Senior Vice President,	2011	145,388		—	3,273	2,500	[14]	151,161
Chief Administrative Officer	2010	132,354		—	—	4,201	[14]	136,555

[1] The amounts listed represent the fair market value of the shares awarded on December 17, 2012, the date of the grant.

[2] The amounts listed represent the sum of the change in actuarial present value of the officer’s benefit under the plan from the 2011 measurement date to the 2012 measurement date and interest earned on the balances in the named executive officers non-qualified deferred compensation plan accounts at rates that exceed 120% of the applicable federal long-term rate.

[3] For Mr. Tokach, for 2012 this amount represents country club dues in the amount of $3,075 and an automobile allowance in the amount of $3,215.

[4] For Mr. Tokach, this amount represents the portion of his base salary earned from December 5, 2011, when he started with the Company, until the end of the year.

[5] For Mr. Bone, this amount includes an employer match to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $1,417, $0 and $0, premiums paid to purchase split-dollar life insurance in the amounts of $99, $91, and $86, and premiums paid to purchase disability income insurance in the amounts of $0, $0, and $255, in each case, for 2012, 2011 and 2010, respectively.

[6] For Mr. Lipkus, for 2012 this amount represents the portion of his base salary through his termination date of August 31, 2012; for 2010 this amount represents the portion of his base salary earned from September 16, 2010, when he started with the Company, until the end of the year.

[7] For Mr. Lipkus, for 2012 this amount includes severance payments of $50,769 and vacation payout of $15,548; for 2011, this amount includes country club dues in the amount of $819; and for 2010 this amount includes $15,000 of relocation expenses.

[8] For Mr. Champi, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $1,417, $0 and $0, country club dues in the amounts of $12,430, $8,553 and $4,279, an automobile allowance of $2,750, $2,687, and $2,680,  premiums paid to purchase split-dollar life insurance in the amounts of $108, $99, and $91, and premiums paid to purchase disability income insurance in the amounts of $0, $0, and $371, and a vacation payout in the amount of $60,172, $0, and $0 in each case, for 2012, 2011 and 2010, respectively.

[9] For Mr. Earyes, includes country club dues in the amount of $5,079, an automobile allowance in the amount of $2,313 and vacation payout in the amount of $9,346 for 2012.

[10] For Ms. Kinney, includes an automobile allowance in the amount of $2,110 and a vacation payout in the amount of $5,500  for 2012.

[11] For Ms. Laughlin, for 2012, this amount represents the portion of her base salary through her termination date of October 26, 2012; for 2011, this amount represents the portion of her base salary earned from January 20, 2011, when she started with the Company, until the end of the year.

[12] For Ms. Laughlin, this amount represents $10,000 of relocation expenses.

[13] For Mr. Mancuso, for 2012, this amount represents the portion of his base salary through his termination date of December 17, 2012.

[14] For Mr. Mancuso, includes contributions to the Bank’s 401(k) Profit Sharing Plan earned and accrued in the amounts of $906, $0, and $0, country club dues in the amounts of $0, $2,161, and $2,997, an automobile allowance of $0, $204, and $842, premiums paid to purchase split-dollar life insurance in the amounts of $144, $135, and $127,  premiums paid to purchase disability income insurance in the amounts of $0, $0, and $235, and a vacation payout in the amounts of $50,471, $0 and $0 in each case, for 2012, 2011 and 2010, respectively.

As reflected in the table above, in keeping with the compensation philosophy to provide executives with a balanced mix of compensation components and to enable the Company to attract, retain and motivate key executives, base and bonus compensation components were realigned during 2010.  The Company’s compensation philosophy is to provide for base compensation levels that are in line with the market together with a more conservative bonus opportunity also in alignment with the market.  Where appropriate, base salaries were increased to reflect market-competitive compensation levels and to recognize increased responsibilities and expectations.  As the Company’s performance did not warrant bonus payment with respect to 2012, 2011 or 2010, none were made.  The Company did, however, make one-time grants of 50 common shares of the Company pursuant to the 2012 Grant Plan (described below) to each eligible employee, including executive officers in order to align the employees’ interest with the long-term financial interest of the Company. A structured executive incentive compensation program that provides for market-competitive bonus awards for achievement of defined corporate performance goals is under development for utilization in 2013 and future years, including the adoption of the SIP, CIP and EIP and upon approval of the shareholders, the LTIP, each as described in this Item 11 under the heading “Compensation Components.”

Grants of Plan-Based Awards

The Company’s equity compensation plans include the 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan which were approved by shareholders on May 16, 2001.  Both of the Company Stock Plans expired on August 30, 2010.  No stock options were awarded in under either of the Company Stock Plans in 2011 or 2012.

On November 28, 2012, the Board of Directors adopted the 2012 Grant Plan pursuant to which the Board of Directors granted 50 shares to each eligible employee of the Company, including executive officers, as described in this Item 11 under the heading “Compensation Components.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, on an award by award basis, information concerning all awards of stock options held by named executive officers at December 31, 2012.  All options were granted with an exercise or base price of 100% of market value as determined in accordance with the applicable plan.  The number of shares subject to each award as well as the exercise and/or base price has been adjusted to reflect all stock dividends and stock splits effected after the date of such award but have not otherwise been modified.

Outstanding Equity Awards at Fiscal Year End

Option Awards

December 31, 2012

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Steven R. Tokach	—	—	—	—

James M. Bone, Jr.	4,125	—	$10.01	11/26/2013
	1,375	—	16.71	11/24/2014
	1,650	—	19.31	11/23/2015
	1,650	—	23.13	11/29/2016
	2,500	—	16.90	11/13/2017
	4,000	—	10.81	1/5/2019

Edward J. Lipkus	—	—	—	—

Gerard A. Champi	5,500	—	$10.01	11/26/2013
	1,925	—	16.71	11/24/2014
	2,337	—	19.31	11/23/2015
	2,337	—	23.13	11/29/2016
	3,500	—	16.90	11/13/2017
	5,600	—	10.81	1/5/2019

Joseph J. Earyes	—	—	—	—

Lisa Kinney	687	—	$19.31	11/23/2015
	687	—	23.13	11/29/2016
	1000	—	16.90	11/13/2017
	1600	—	10.81	1/5/2019

Sandra E. Laughlin	—	—	—	—

Robert J. Mancuso	—	—	—	—

Options Exercised and Stock Vested

None of the named executive officers exercised any options during 2012.  No awards other than stock options were outstanding under the Company’s Stock Plans at December 31, 2012.  The following table provides information as of and for the year ended December 31, 2012 for the named executive officers regarding their participation in the Officers’ Deferred Compensation Plan.

Non-Qualified Deferred Compensation Table

December 31, 2012

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Steven R. Tokach	$—	$—	$—	$—	$—
James M. Bone, Jr.	—	—	476	—	42,092
Edward J. Lipkus	—	—	—	—	—
Gerard A. Champi	—	—	3,766	—	332,909
Joseph J. Earyes	—	—	—	—	—
Lisa Kinney	—	—	324	—	28,636
Sandra E. Laughlin	—	—	—	—	—
Robert J. Mancuso	—	—	3,766	—	302,056

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

Potential Payments upon Termination or Change of Control

Directors’ and Officers’ Deferred Compensation Plan

The named executive officers and all other participants are vested in their account balance in the deferred compensation plan.  As such, upon ceasing to serve as an officer of the Bank for any reason whatsoever, voluntary or involuntary, including involuntary termination for cause, termination on a change of control, voluntary termination, early retirement or by reason of death or disability, the amount of the Deferred Compensation Plan account balance of such named executive officer will be payable pursuant to the terms of the Deferred Compensation Plan.  Amounts payable under the Deferred Compensation Plan are unsecured, unfunded, obligations of the Bank.  Information regarding amounts to which named executives would be entitled under any such termination scenario, in the event of a termination as of December 31, 2012, are set forth in the table below.  See the narrative detail above under “Compensation Disclosure and Analysis — Deferred Compensation Plan Information” for additional information on the timing of such payments, which are subject in part to an election by such officer, and the age and length of such officer’s service with the Bank.

In December 2012, Mr. Mancuso notified the Board of Directors that he was resigning from the Company and the Bank, effective December 21, 2012.  At this time, Mr. Mancuso had deferred $302,056 under the Deferred Compensation Plan which becomes payable, with interest at the applicable plan rate, starting the month after he reaches the age of 60 in June 2017.

Deferred Compensation upon Severance December 31, 2012

Name	Amount Payable Upon Termination Event (1)
Steven R. Tokach	$—
Gerard A. Champi	332,909
James M. Bone Jr.	42,092
Joseph J. Earyes	—
Lisa Kinney	28,636

(1) Represents the amount payable to the indicated named executive officer under the Deferred Compensation Plan upon the following triggering events, assuming that such event occurred as of December 31, 2012:  Voluntary Termination; Early Retirement; Normal Retirement, Involuntary Termination — Not for Cause; Involuntary Termination - For Cause; Involuntary Termination - For Good Reason (Change in Control); Disability; Death.  Participants may elect to have their account paid commencing at the time prescribed by the Plan, in equal annual payments beginning with five (5) years and increasing in five (5) year increments up to thirty (30) years.  Participants may also elect equal monthly payments which correspond to the annual yearly schedule.

Company Stock Plans

Options issued under the Company Stock Option Plans are subject to accelerated vesting and remain exercisable upon or in connection with the occurrence of certain change of control events.  In addition, any such stock option awards may remain exercisable for up to three months (or longer in the case of death or disability) upon the termination of any of our named executive officers’ employment for any reason.  As of February 28, 2013 based on the closing market price of $3.45 per share, the exercise price of all options held by executive officers is greater than the current market price per share. Therefore, we do not expect that the options would be exercised upon a change in control or termination of employment.

The foregoing narrative regarding payments on a change in control or other termination of employment does not reflect payments that would be provided to each named executive officer under the 401(k) Profit Sharing Plan following termination of employment, or under the Company’s disability or life insurance plan in the event of death or disability, as applicable, on the last business day of the fiscal year ended December 31, 2012 because these plans are generally available to all regular employees similarly situated in age, years of service and date of hire and do not discriminate in favor of executive officers.

Director Compensation

The following table sets forth information regarding compensation paid to, or earned by, non-employee directors of the Company during the fiscal year ended December 31, 2012 for service as members of the Company and Bank Boards of Directors.

DIRECTOR COMPENSATION TABLE

Director Compensation

December 31, 2012

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Change in Pension value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Michael J. Cestone	$40,000	[1]	$—	$—	$—	$—	$40,000
Joseph Coccia	30,000		—	—	—	—	30,000
Dominick L. DeNaples	30,000		—	—	—	—	30,000
Louis A. DeNaples, Jr.	30,000		—	—	—	—	30,000
Joseph J. Gentile	30,000		—	—	—	—	30,000
Thomas J. Melone	30,000		—	—	—	—	30,000
John P. Moses	30,000		—	—	4,386	—	34,386
Steven R. Tokach [2]	—		—	—	—	—	—

[1] Includes a $30,000 director’s fee and $10,000 for service as Secretary of the Board of Directors.

[2] Mr. Tokach does not receive compensation as a member of the Board of Directors.

Directors received no remuneration for attendance at the Company’s board meetings.  All nonemployee members of the Bank’s Board of Directors receive an annual retainer of $30,000, payable at a rate of $2,500 per month, for each month or portion thereof that the director serves as a director of the Bank.  The aggregate amount of director fees paid in 2012 was $210 thousand.  In 2012, Michael J. Cestone, Jr. was compensated $10,000 for special services (Secretary of the Board of Directors) rendered to the Bank.  Members of committees of the Board of Directors of the Company or the Bank, as applicable, do not receive fees for attending meetings of those committees.

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

Directors’ Stock Plan

Directors who were not employees or officers of the Company were eligible to be granted options to purchase stock of the Company under the Directors’ Stock Plan.  No awards were made under the Director’s Stock Plan during 2012 and there were no awards outstanding thereunder at December 31, 2012.  The Director’s Stock Plan expired during 2010, and no additional awards may be made thereunder.

Compensation Committee Interlocks and Insider Participation

In 2010 the Company established a Compensation Committee and Louis A. DeNaples, Jr., Joseph J. Gentile, Thomas J. Melone and John P. Moses currently serve as its members.  Certain employees of the Company, as discussed under the heading “Role of Management,”  participated in the deliberations of the Board concerning executive officer compensation.  No executive officer of the

Company served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of the Company’s Board of Directors or participates in the Company’s compensation decisions.

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

Our Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K.  Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee as of February 28, 2013:

Louis A. DeNaples, Jr.

Joseph J. Gentile

Thomas J. Melone

John P. Moses

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The equity compensation plans approved by our shareholders expired on August 30, 2010, and as such, no new grants of awards have been or will be made pursuant to these plans.  Options, however, can be exercised up to ten years following their date of grant; accordingly, exercisable options remain outstanding.  For more information regarding the 2013 Long-Term Incentive Plan, see Item 11, “Executive Compensation.”

On November 28, 2012, the Board of Directors adopted the 2012 Employee Stock Grant Plan (the “2012 Grant Plan”), pursuant to which the Board authorized the grant of up to 16,000 common shares in order to make one-time grants of 50 common shares (plus a one-time payment of $25 to partially offset such employee’s 2012 tax obligations in connection with the grant) to each active full and part-time employee of the Company, including executive officers.

The following table summarizes our equity compensation plan information as of December 31, 2012. Information is included for both equity compensation plans approved by First National Community Bancorp, Inc. shareholders and equity compensation plans not approved by First National Community Bancorp, Inc. shareholders.

Equity Compensation Plan Information

December 31, 2012

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (1) (2)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1) (2)	Number of Securities Remainging Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (2)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by
First National Community Bancorp, Inc. shareholders	129,170	$14.26	—

Equity compensation plans not approved by
First National Community Bancorp, Inc. shareholders (3)	—	$—	950
Total	129,170	14.26	950

(1)  The number of shares to be issued upon exercise of outstanding options and the weighted average exercise price includes any options that become exercisable within sixty (60) days after December 31, 2012.

(2)   The Company’s equity compensation plans include the 2000 Independent Directors Stock Option Plan and the 2000 Employee Stock Incentive Plan which were approved by shareholders on May 16, 2001.  All share and per share information has been adjusted to reflect prior stock dividends paid.

(3) On December 17, 2012, 15,050 common shares were issued under the 2012 Grant Plan.  Recipients of grants made pursuant to the 2012 Grant Plan may not sell the shares granted under the Plan until after January 1, 2014. The Board of Directors authorized the grant of up to 16,000 common shares, but the Company does not intend to issue any additional shares pursuant to the 2012 Grant Plan.

Securities Ownership of Directors, Nominees, Officers and Certain Beneficial Owners(1)

The following table sets forth certain information concerning the number and percentage of whole shares of the Company’s common stock beneficially owned by its directors and executive officers whose compensation is disclosed in this Annual Report on Form 10-K, its principal shareholders and by its directors, its principal shareholders and all executive officers as a group, as of February 28, 2013.  Except as otherwise indicated, all shares are owned directly, the named person possesses sole voting and sole investment power with respect to all such shares, and none of such shares are pledged as security and the address of each of the beneficial owners identified is 102 E. Drinker Street, Dunmore, PA 18512.  Except as set forth below, the Company knows of no other person or persons who beneficially own in excess of five percent of the Company’s common stock.  Further, the Company is not aware of any arrangement which at a subsequent date may result in a change of control of the Company.

Name	Position	Number of Shares	Percentage (11)
Michael J. Cestone, Jr. (1)	Director of the Company and Bank; Secretary of the Board of Directors	206,716	1.26%
Joseph Coccia (2)	Director of the Company and Bank	181,820	1.10%
Dominick L. DeNaples (3)	Director, Chairman of the Boards of the Company and Bank	44,824	*
Louis A. DeNaples (4)	Shareholder and Director of the Bank; Former Chairman of the Boards of the Company and the Bank	1,620,600	9.85%
Louis A. DeNaples, Jr. (5)	Director of the Company and Bank	79,736	*
Joseph J. Gentile (6)	Director of the Company and Bank	444,794	2.70%
Thomas J. Melone	Director of the Company and Bank	800	*
John P. Moses (7)	Director of the Company and Bank	84,877	*
Steven R. Tokach	Director of Company and Bank; President and Chief Executive Officer of the Company and Bank	850	*
James M. Bone, Jr. (8)	Executive Vice President and Chief Financial Officer of the Company and Bank	22,057	*
Edward J. Lipkus	Former Executive Vice President and Chief Financial Officer of the Company and Bank	—	*
Gerard A. Champi (9)	Chief Operating Officer of the Bank; Former Interim President and Chief Executive Officer of the Company and Bank	27,536	*
Joseph J. Earyes (10)	First Senior Vice President and Chief Retail Banking and Operations Officer of the Bank	2,991	*
Lisa L. Kinney (11)	Senior Vice President and Retail Lending Officer of the Bank	4,193	*
Sandra E. Laughlin	Former Executive Vice President and Chief Risk Officer of the Bank	—	*
Robert J. Mancuso (12)	Former First Senior Vice President and Chief Administrative Officer of the Bank	69,862	*

	All current directors and executive officers as a group (13 persons) (13)	2,721,794	16.54%

	Total outstanding	16,457,169
	Options	129,170
	Total outstanding including all options exercisable within 60 days	16,586,339

*Indicates ownership of less than 1%.

(1) Includes 37,047 held individually by Mr. Cestone, 4,918 jointly held with Mr. Cestone’s spouse, 44,495 shares held for the benefit of Mr. Cestone’s spouse, 120,256 shares held by a family partnership.

(2) Includes 9,075 shares held individually by Mr. Coccia and 172,745 held by a limited family partnership.

(3) Includes 42,385 owned jointly with Mr. DeNaples’s spouse and 2,439 shares held by a business in which he is a 33.33% owner with his brother, Louis A. DeNaples.  Effective May 17, 2012, Dominick L. DeNaples and his spouse transferred 1,191,540 shares to their children, reducing the shares they own jointly to 283,134.  Effective September 13, 2012, Dominick DeNaples acquired 11,294 shares co-owned with one of his children.  Mr. DeNaples’s ownership interests in these 11,294 shares were transferred to one of his children on December 17, 2012.  Effective December 17, 2012, Dominick L. DeNaples and his spouse transferred 238,310 shares to one of their children, reducing the shares jointly held with Mr. DeNaples’s spouse to 42,385.

(4) Includes 1,604,145 shares held individually by Louis A. DeNaples, 14,016 owned individually by his spouse and 2,439 shares held by a business in which he is a 33.33% owner with his brother, Dominick L. DeNaples.  Effective December 21, 2012, Louis A. DeNaples transferred 26,640 to his children (of which 1,639 shares are co-owned by his son, Louis A. DeNaples, Jr. who is also a director) and transferred custodial responsibility for 1,275 shares held in trust for his grandchild to his son Louis A. DeNaples, Jr. (who is also a Director).

(5) Includes 53,244 shares held individually, 25,217 co-owned with Louis A. DeNaples, Jr.’s children and 1,275 shares held for the benefit of a minor nephew.  Louis A. DeNaples. Jr. acquired 33,885 shares on September 13, 2012 and assumed custodial responsibility for 1,275 shares held in trust for his nephew on December 21, 2012.  Louis A. DeNaples, Jr. is the son of Louis A. DeNaples, and the nephew of Dominick L. DeNaples.

(6) Includes 342,621 shares held individually, 1,705 shares held for his benefit, 99,209 shares held individually by Mr. Gentile’s spouse, and 1,259 shares held for the benefit of his spouse.

(7) Includes 2,673 shares held individually and 82,204 shares held jointly with Mr. Moses’ spouse.

(8) Includes 2,142 shares jointly held with Mr. Bone’s spouse, 50 shares held individually, 249 shares held for the benefit of minor children, 4,316 shares co-owned with Mr. Bone’s father and three of his siblings, and exercisable options to purchase 15,300 shares.

(9) Includes 1,745 shares held by Mr. Champi, 2,857 shares jointly held with Mr. Champi’s spouse, 1,735 shares held for the benefit of a minor, and presently exercisable options to purchase 21,199 shares.

(10) Includes 50 shares owned individually, 1,941 shares held in an individual retirement account and 1,000 shares held in an irrevocable family trust , of which Mr. Earyes is the sole trustee and also a beneficiary along with two other siblings.

(11) Includes 50 shares owned individually, 169 shares held for the benefit of minor children and exercisable options to purchase 3,974 shares.

(12) Includes 59,237 shares jointly held with Mr. Mancuso’s spouse, 50 shares held individually and 10,575 shares co-owned with Mr. Mancuso’s children.

(13) Represents percentage of 16,457,169 shares issued and outstanding as of February 28, 2013, except with respect to individuals holding options exercisable within 60 days of that date, in which event, represents percentage of shares issued and outstanding plus the number of shares for which that person holds options exercisable within 60 days of February 28, 2013, and except with respect to all directors and executive officers of the Company as a group, in which case represents percentage of shares issued and outstanding plus the number of shares for which those persons hold such options.  Certain shares beneficially owned by the Company’s directors and executive officers may be held in accounts with third-party firms, where such shares may from time to time be subject to a security interest for margin credit provided in accordance with such firm’s policies.

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

There have been no loan transactions originated during 2012 which were required to be reported under this Item 13 where such policy and procedures were not followed.  Except for those loans described in more detail below, loans to directors, executive officers and their related parties (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company or Bank and (iii) did not involve more than the normal risk of collection or present other unfavorable features.  Each of these transactions was made in compliance with applicable law, including the Securities and Exchange Act of 1934 and the Federal Reserve Board Regulation O.

The Bank extended a line of credit (“line”) to a corporation wholly owned by Joseph Coccia, a director of the Company.  The total aggregate outstanding amount of this line as of December 31, 2012 was $8.0 million.  Mr. Coccia has a participation agreement with the Bank to purchase up to a maximum of a $5.2 million interest in this line from the Bank.  The Bank does not have participation agreements with any other similarly situated borrowers. This line bears interest at a rate of 4.75%.  The largest aggregate outstanding amount of principal outstanding under this line during 2012 was $8.5 million.  Under the line, $41.2 million was advanced and $40.7 million in principal and $329 thousand in interest was paid during 2012.  The total amount paid by the Bank to Mr. Coccia with respect to his participation in this line during 2012 was $151 thousand.  The Bank receives a 25 basis point annual servicing fee from Mr. Coccia on the participation balance.  This credit is performing in accordance with the terms of the agreement.

The Bank extended three (3) loans to an entity which were guaranteed by several individuals, including Michael Conahan and Michael G. Cestone, both former directors of the Company.  Mr. Cestone is the son of current Director Michael J. Cestone, Jr.  The total aggregate outstanding amount of these loans as of December 31, 2012 was $3.4 million.  These loans bear interest at a rate of 4.25%.  In 2012, the total amount of principal paid was $17 thousand and the total amount of interest paid was $11 thousand.  The largest aggregate amount of principal outstanding under these loans during 2012 was $3.4 million. As of March 15, 2013 the aggregate amount of principal outstanding on these loans was $3.4 million.

The Bank extended loans to a limited liability company wholly owned by the daughter and son-in-law of Dominick DeNaples, a director of the Company.  As of December 31, 2012, these loans were paid in full.  During 2012, the total amount of principal paid was $244 thousand and the total amount of interest paid was $11 thousand.

The Bank extended various loans to the brother-in-law of Jerry A. Champi, an executive officer of the Company and entities owned by the same brother-in-law of Mr. Champi.  The total aggregate outstanding amount of these loans as of December 31, 2012 was $198 thousand.  These loans bear interest at rates ranging from 4.50%.  In 2012, the total amount of principal paid was $2 thousand and the total amount of interest paid was $5 thousand.  The largest aggregate amount of principal outstanding under these loans during 2012 was $200 thousand.  As of March 28, 2013, the aggregate amount of principal outstanding on these loans was $198 thousand.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million at December 31, 2012 and 2011.  Pursuant to the November 24, 2010 written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) that the Company entered into, the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.  Accordingly, no interest was paid to officers and directors and/or their related parties on these notes during the years ended December 31, 2012 and 2011. Interest paid to officers and directors and/or their related parties totaled $685 thousand for the year ended December 31, 2010.  Interest accrued and unpaid on subordinated notes held by directors and/or their related parties totaled $2.1 million and $1.2 million at December 31, 2012 and 2011, respectively.

During 2012, the Company sold its interest in buildings lots that it had held in OREO, to an entity owned by the son of Dominick L. DeNaples, a director of the Company.  The total consideration was $202 thousand, which was consistent with the market value of the lots at the time of sale. The transaction was conducted within the normal course of business and on the terms and conditions, including price, the same as those prevailing at the time for comparable transaction with non-insiders.

Certain Business Relationships

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions.  The Company recorded aggregate payments for these services of $1.6 million, $1.8 million, and $1.1 million in 2012, 2011, and 2010, respectively.  None of these transactions exceeded $120 thousand, except as described below.

Louis A. DeNaples’ son-in-law is a principal owner of an insurance agency that provides services for the Company.  In 2012, the total amount paid by the Company for the services was approximately $576 thousand and represents premiums paid for insurance coverage.  Mr. DeNaples son-in-law acts as an agent and derives a commission on the placement of insurance coverage.  These services were awarded based on the results of a competitive bidding process.

Dominick L. DeNaples’ son is an attorney at a law firm that provides legal services to the Company.  In 2012, the total amount paid by the Company for these services was approximately $406 thousand.  Mr. DeNaples’ son does not receive any direct payment for these services.  Additionally, he is not a partner in this firm and therefore, does not derive any interest in the law firm’s profit from these payments.

For a discussion of director independence see “Item 10—Director Independence.”

Item 14.     Principal Accounting Fees and Services.

Fees Paid to Independent Accounting Firm

We retained McGladrey LLP (“McGladrey”) to audit our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

Audit Fees

The aggregate amount of fees billed or expected to be billed to the Company by McGladrey for services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s reports on Form 10-Q and for services normally provided in connection with statutory and regulatory filings for the years ended December 31, 2012 and 2011 were $484,717 and $610,000, respectively.

Audit-Related Fees

McGladrey did not perform or bill the Company for any audit-related fees for the years ended December 31, 2012 and 2011.

Tax Fees

The Company did not use McGladrey for tax advice, compliance or planning services for the years ended December 31, 2012 or 2011.

All Other Fees

McGladrey did not bill the Company any amounts for other services for the years ended December 31, 2012 or 2011.

Pre-approval Policies

The Audit Committee has the responsibility to pre-approve certain audit, audit-related, tax and other services up to specified aggregate fee levels for each service.  In addition, the Audit Committee may delegate pre-approval authority to one or more of its members, who must report, for information purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.  The Audit Committee pre-approved all audit, audit-related and tax services provided by McGladrey for the years ended December 31, 2012 and 2011.

None of the engagements of McGladrey to provide services other than audit services was made pursuant to the de minimis exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission and the Company’s audit charter.

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

EXHIBIT 10.2

Amended and Restated Declaration of Trust by and among Wilmington Trust Company, First National Community Bancorp, Inc., William Lance, Stephen J. Kavulich and Robert J. Mancuso dated as of December 14, 2006, filed as Exhibit 10.1 to the Company’s 8-K on December 19, 2006 is hereby incorporated by reference.

EXHIBIT 10.3

Guarantee Agreement by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 10.4

Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

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

EXHIBIT 10.7

2000 Stock Incentive Plan-filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, SEC file number 333-24121, as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.8

2000 Independent Directors Stock Option Plan — filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004, SEC file number 333-24121, as filed on March 16, 2005, is hereby incorporated by reference.

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

EXHIBIT 10.14*	Executive Incentive Plan

EXHIBIT 10.15*	2012 Employee Stock Grant Plan

EXHIBIT 14	Code of Business Conducts and Ethics — filed as Exhibit 14 to the Company’s Form 10-K as filed on April 6, 2012 is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries— filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
President and Chief Executive Officer

/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Vice President and Controller
Principal Accounting Officer

Date:	March 28, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/Michael J. Cestone, Jr.	March 28, 2013
Michael J. Cestone, Jr.	Date

/s/ Joseph Coccia	March 28, 2013	/s/ Louis A. DeNaples, Jr.	March 28, 2013
Joseph Coccia	Date	Louis A. DeNaples, Jr.	Date

/s/ Dominick L. DeNaples	March 28, 2013	/s/ Joseph J. Gentile	March 28, 2013
Dominick L. DeNaples	Date	Joseph J. Gentile	Date

/s/ Thomas J. Melone	March 28, 2013	/s/ John P. Moses	March 28, 2013
Thomas J. Melone	Date	John P. Moses	Date

/s/ Steven R. Tokach	March 28, 2013
Steven R. Tokach	Date