Form 10-Q
period 2013-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2013-05-14
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,457,169 shares
(Title of Class)	(Outstanding at May 14, 2013)

PART I.  Financial Information

Item 1.  Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2013	2012
Assets
Cash and cash equivalents:
Cash and due from banks	$11,451	$21,710
Interest-bearing deposits in other banks	20,892	93,561
Total cash and cash equivalents	32,343	115,271
Securities
Available-for-sale at fair value	216,849	185,361
Held-to-maturity at amortized cost (fair value $2,501 and $2,483)	2,225	2,198
Stock in Federal Home Loan Bank of Pittsburgh, at cost	5,081	5,957
Loans held for sale	847	1,615
Loans, net of allowance for loan and lease losses of $18,473 and $18,536	597,682	579,396
Bank premises and equipment, net	18,658	18,937
Accrued interest receivable	2,618	2,199
Refundable federal income taxes	11,637	11,637
Intangible assets	591	632
Bank-owned life insurance	27,633	27,461
Other real estate owned	3,910	3,983
Other assets	9,453	13,627
Total Assets	$929,527	$968,274

Liabilities
Deposits
Demand (non-interest-bearing)	$121,187	$131,476
Interest-bearing	702,559	723,137
Total deposits	823,746	854,613
Borrowed funds
FHLB advances	12,388	18,593
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	47,698	53,903
Accrued interest payable	7,001	6,427
Other liabilities	14,264	16,406
Total liabilities	892,709	931,349

Shareholders’ Equity
Preferred Shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2013 and December 31, 2012 Issued and outstanding: 0 shares at March 31, 2013 and December 31, 2012	—	—
Common Shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2013 and December 31, 2012 Issued and outstanding: 16,457,169 shares at March 31, 2013 and December 31, 2012	20,571	20,571
Additional paid-in capital	61,584	61,584
Accumulated deficit	(50,197)	(51,928)
Accumulated other comprehensive income	4,860	6,698
Total shareholders’ equity	36,818	36,925
Total Liabilities and Shareholders’ Equity	$929,527	$968,274

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
(in thousands, except share data)	2013	2012
Interest income
Interest and fees on loans	$6,607	$7,789
Interest and dividends on securities:
U.S. government agencies	423	380
State and political subdivisions, tax-free	990	980
State and political subdivisions, taxable	116	130
Other securities	35	409
Total interest and dividends on securities	1,564	1,899
Interest on interest-bearing deposits and federal funds sold	39	56
Total interest income	8,210	9,744
Interest expense
Deposits:
Interest-bearing demand	159	183
Savings	26	46
Time ($100,000 and over)	317	415
Other time	616	888
Total interest on deposits	1,118	1,532
Interest on borrowed funds:
Interest on FHLB advances	126	414
Interest on subordinated debentures	562	569
Interest on junior subordinated debentures	51	58
Total interest on borrowed funds	739	1,041
Total interest expense	1,857	2,573
Net interest income before credit for loan and lease losses	6,353	7,171
Credit for loan and lease losses	(1,224)	(136)
Net interest income after credit for loan and lease losses	7,577	7,307
Non-interest income
Deposit service charges	678	737
Net gain on the sale of securities	842	8
Gross other-than-temporary impairment gains	—	175
Portion of gain recognized in other comprehensive income (before taxes)	—	(175)
Other-than-temporary-impairment losses recognized in earnings	—	—
Net gain on the sale of loans held for sale	110	243
Net gain on the sale of other real estate owned	13	9
Loan related fees	108	124
Income from bank-owned life insurance	172	185
Other	536	144
Total non-interest income	2,459	1,450
Non-interest expense
Salaries and employee benefits	3,320	3,638
Occupancy expense	584	598
Equipment expense	376	420
Advertising expense	77	148
Data processing expense	564	474
FDIC assessment	532	600
Bank shares tax	241	276
Expense of other real estate	218	178
Credit for off-balance sheet commitments	(121)	(65)
Legal expense	615	724
Professional fees	551	1,518
Insurance expense	323	232
Loan collection expense	227	229
Other operating expenses	798	952
Total non-interest expense	8,305	9,922
Income (loss) before income taxes	1,731	(1,165)
Provision for income taxes	—	—
Net income (loss)	$1,731	$(1,165)

Income (loss) Per Share:
Basic	$0.11	$(0.07)
Diluted	$0.11	$(0.07)

Cash dividends declared per common share	—	—

Weighted average number of shares outstanding:
Basic	16,457,169	16,442,119
Diluted	16,457,169	16,442,119

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended
	March 31,
(in thousands)	2013	2012
Net income (loss)	$1,731	$(1,165)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale	(1,943)	3,494
Taxes	661	(1,188)
Net of tax amount	(1,282)	2,306

Non-credit related gains on OTTI securities not expected to be sold	—	175
Taxes	—	(60)
Net of tax amount	—	115

Reclassification adjustment for gains included in net income (loss)	(842)	(8)
Taxes	286	3
Net of tax amount	(556)	(5)

Total other comprehensive (loss) income	(1,838)	2,416

Total comprehensive (loss) income	$(107)	$1,251

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013 and 2012

(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	Loss	Equity
BALANCES, DECEMBER 31, 2011	16,442,119	$20,552	$61,557	$(38,217)	$(3,967)	$39,925
Net loss for the period				(1,165)		(1,165)
Other comprehensive income, net of tax of $1,245					2,416	2,416
Balances, March 31, 2012	16,442,119	$20,552	$61,557	$(39,382)	$(1,551)	$41,176

BALANCES, DECEMBER 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the period				1,731		1,731
Other comprehensive loss, net of tax of $947					(1,838)	(1,838)
Balances, March 31, 2013	16,457,169	$20,571	$61,584	$(50,197)	$4,860	$36,818

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,731	$(1,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities accretion, net	(207)	(400)
Equity in trust	(1)	(1)
Depreciation and amortization	329	274
Credit for loan and lease losses	(1,224)	(136)
Credit for off balance sheet commitments	(121)	(65)
Gain on sale of investment securities	(842)	(8)
Gain on the sale of loans held for sale	(110)	(243)
Gain on the sale of other real estate owned	(13)	(9)
Recovery of other real estate owned	—	(26)
Income from bank-owned life insurance	(172)	(185)
Proceeds from the sale of loans held for sale	4,542	8,739
Funds used to originate loans held for sale	(3,664)	(10,188)
Increase in interest receivable	(419)	(109)
Decrease (increase) in prepaid expenses and other assets	4,108	(240)
Increase in interest payable	574	591
(Decrease) increase in accrued expenses and other liabilities	(1,074)	80
Total Adjustments	1,706	(1,926)
Net cash provided by (used in) operating activities	3,437	(3,091)

Cash flows from investing activities:
Maturities, calls, and principal payments of investment securities available-for-sale	3,581	8,361
Sales of securities available-for-sale	17,121	—
Purchases of securities available-for-sale	(53,953)	(19,850)
Redemption of Federal Home Loan Bank of Pittsburgh stock	876	420
Net increase in loans to customers	(16,950)	(8,583)
Proceeds from the sale of other real estate owned	86	1,106
Purchases of property and equipment	(54)	(712)
Net cash used in investing activities	(49,293)	(19,258)

Cash flows from financing activities:
Net decrease in total deposits	(30,867)	(66,898)
Proceeds from FHLB advances	—	5,313
Repayment of FHLB advances	(6,205)	(8,988)
Net cash used in financing activities	(37,072)	(70,573)
Net decrease in cash and cash equivalents	(82,928)	(92,922)
Cash & cash equivalents at beginning of period	115,271	168,646
Cash & cash equivalents at end of period	$32,343	$75,724
Supplemental cash flow information
Cash paid during the period for:
Interest	$1,283	$1,982
Income taxes	—	25
Other transactions:
Settlement of security recorded on trade date	—	5,120
Principal balance of loans transferred to OREO	—	239
Transfer from loans held for sale to loans, net	—	95

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”).  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the quarterly period ended March 31, 2013 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended March 31, 2013, may not be indicative of future results of operations and financial position.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to change are the allowance for loan and lease losses (“ALLL”), investment security valuations, the evaluation of investment securities and other real estate owned (“OREO”) for impairment, and the evaluation of deferred income taxes.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in our Annual Report filed on Form 10-K as of and for the year ended December 31, 2012.

Note 2.         New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): “Disclosures about Offsetting Assets and Liabilities” requires enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification Topic (“ASC”) 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The Company adopted ASU No. 2011-11 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company.

ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): “Testing Indefinite-Lived Intangible Assets for Impairment” simplifies the guidance for testing the decline in realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The Company adopted ASU 2012-02 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company.

ASU No. 2013-01, Balance Sheet (Topic 210): “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” clarifies the scope of transactions that are subject to the disclosures about offsetting, specifically that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. This update applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company adopted ASU 2013-01 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company.

ASU No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” improves the transparency of reporting these reclassifications. The new amendments require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. The Company adopted ASU 2013-02 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company, however see Note 9 for additional disclosures related to the adoption of ASU No. 2013-02.

Note 3.         Regulatory Matters

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010, without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports on a monthly basis to the OCC and the Agreement requires the Bank to make periodic reports and filings with the Reserve Bank. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are as follows:

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

(vi) by October 31, 2010, the Board was required to adopt, implement and thereafter ensure compliance with a comprehensive conflict of interest policy applicable to the Bank’s and the Company’s directors, executive officers, principal shareholders and their affiliates and such person’s immediate family members and their related interests, employees, and by November 30, 2010, was required to review existing relationships with such persons to identify those, if any, not in compliance with the policy; and review all subsequent proposed transactions with such persons or modifications of transactions;

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

During the three months ended March 31, 2013, and the year ended December 31, 2012, the Company incurred approximately $45 thousand and $585 thousand, respectively, of expenses related to complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders.  In the future, the Company may continue to experience increased costs related to compliance with these regulatory agreements and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement.  The Company expects, however, that future compliance expenses will decrease from the 2012 level.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  As of May 14, 2013, the Company and the Bank are restricted from paying any dividends without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain total risk-based capital equal to at least 13% of risk-weighted assets and Tier 1 capital equal to at least 9% of adjusted total assets.  At March 31, 2013 and December 31, 2012, the Bank was not in compliance with these requirements.  The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at March 31, 2013 and December 31, 2012 are presented in the following table:

Capital Analysis

	March 31,	December 31,
(in thousands)	2013	2012
Company
Tier I capital:
Total tier I capital	$41,356	$39,587
Tier II capital:
Subordinated notes	20,679	19,796
Allowable portion of allowance for loan losses	8,367	8,452
Total tier II capital	29,046	28,248
Total risk-based capital	70,402	67,835
Total risk-weighted assets	$658,621	$665,323

Bank
Tier I capital:
Total tier I capital	$72,343	$69,963
Tier II capital:
Allowable portion of allowance for loan losses	8,362	8,447
Total tier II capital	8,362	8,447
Total risk-based capital	80,705	78,410
Total risk-weighted assets	$658,210	$664,914

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
March 31, 2013
Total capital
(to risk-weighted assets)
Company	$70,402	10.69%	$	>52,690	>8.00%	N/A	N/A
Bank	$80,705	12.26%	$	>52,657	>8.00%	$ >65,821	>10.00%
Tier I capital
(to risk-weighted assets)
Company	$41,356	6.28%	$	>26,345	>4.00%	N/A	N/A
Bank	$72,343	10.99%	$	>26,328	>4.00%	$ >39,493	>6.00%

Tier I capital
(to average assets)
Company	$41,356	4.42%	$	>37,449	>4.00%	N/A	N/A
Bank	$72,343	7.73%	$	>37,434	>4.00%	$ >46,793	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
December 31, 2012
Total capital
(to risk-weighted assets)
Company	$67,835	10.20%	$	>53,226	>8.00%	N/A	N/A
Bank	$78,410	11.79%	$	>53,193	>8.00%	$ >66,491	>10.00%
Tier I capital
(to risk-weighted assets)
Company	$39,587	5.95%	$	>26,613	>4.00%	N/A	N/A
Bank	$69,963	10.52%	$	>26,597	>4.00%	$ >39,895	>6.00%

Tier I capital
(to average assets)
Company	$39,587	4.07%	$	>38,879	>4.00%	N/A	N/A
Bank	$69,963	7.20%	$	>38,865	>4.00%	$ >48,581	>5.00%

Note 4.         LOANS

The following table presents a summary of loans receivable, net, by category at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Residential real estate	$98,273	$90,228
Commercial real estate	248,455	231,835
Construction, land acquisition, and development	22,363	32,502
Commercial and industrial loans	112,176	110,073
Consumer loans	109,378	109,783
State and political subdivisions	25,278	23,354
Total loans, gross	615,923	597,775
Unearned discount	(89)	(103)
Net deferred loan fees and costs	321	260
Allowance for loan and lease losses	(18,473)	(18,536)
Loans, net	$597,682	$579,396

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors.  See Note 10 to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans primarily for sale in the secondary market.  During the quarter ended March 31, 2013, the Company sold $3.7 million of one-to-four family mortgages.  The Company retains servicing rights on these mortgages.

The Company had $847 thousand and $1.6 million in loans held-for-sale at March 31, 2013 and December 31, 2012, respectively.  All loans held for sale are one-to-four family residential mortgage loans.

The Company does not have any lending programs commonly referred to as subprime lending.  Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

See Note 2 to the Company’s consolidated financial statements included in the 2012 Form 10-K for the risk characteristics related to the Company’s loan segments.

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

(1)         Specific allowances are established for impaired loans, which are defined by the Company as all loan relationships with an aggregate outstanding balance greater than $100 thousand that are rated substandard and on non-accrual status, rated doubtful or loss, and all troubled debt restructured loans (“TDRs”).  The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans.  Impaired loans that have no impairment losses are not considered for general valuation allowances described below.  If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)         General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The Company divides its portfolio into loan segments, with loans exhibiting similar characteristics.  Loans rated special mention or substandard and accruing which are embedded in these loan segments are then separated from these loan segments.  These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these specific loans.  The Company applies an estimated loss rate to each loan group.  The loss rates applied are based on the Company’s own historical loss experience based on the loss rate for each segment of loans with similar risk characteristics in its portfolio.  In addition, management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical experience, which are discussed below.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s operating results or financial condition.

Management makes adjustments for loan losses based on its evaluation of several qualitative and environmental factors, including but not limited to:

·                  Changes in national, local, and business economic conditions and developments, including the condition of various market segments;

·                  Changes in the nature and volume of the Company’s loan portfolio;

·                  Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;

·                  Changes in the experience, ability and depth of the Company’s lending management and staff;

·                  Changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors;

·                  Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;

·                  The existence and effect of any concentrations of credit and changes in the level of such concentrations;

·                  The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and

·                  Analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

The following table sets forth activity in the ALLL, by loan category, for the three months ended March 31, 2013 and 2012.

	Real Estate
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Three months ended March 31, 2013:
Allowance for loan losses:

Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536
Charge-offs	(159)	(48)	(110)	(45)	(194)	—	(556)
Recoveries	8	45	5	1,516	143	—	1,717
Provisions (credits)	271	823	(381)	(2,033)	82	14	(1,224)
Ending balance, March 31, 2013	$1,884	$8,882	$1,676	$3,605	$1,739	$687	$18,473

Three months ended March 31, 2012:
Allowance for loan losses:

Beginning balance, January 1, 2012	$1,823	$11,151	$2,590	$3,292	$1,526	$452	$20,834
Charge-offs	(312)	(154)	—	(49)	(79)	—	(594)
Recoveries	19	317	21	125	78	—	560
Provisions (credits)	269	(573)	234	37	(68)	(35)	(136)
Ending balance, March 31, 2012	$1,799	$10,741	$2,845	$3,405	$1,457	$417	$20,664

The following table represents the allocation of the allowance for loan losses and the related loan by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2013 and December 31, 2012:

	Real Estate
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$26	$408	$84	$—	$—	$—	$518
Collectively evaluated for impairment	1,858	8,474	1,592	3,605	1,739	687	17,955
Total	$1,884	$8,882	$1,676	$3,605	$1,739	$687	$18,473

Loans receivable:
Individually evaluated for impairment	$2,158	$10,857	$943	$—	$—	$—	$13,958
Collectively evaluated for impairment	96,115	237,598	21,420	112,176	109,378	25,278	601,965
Total	$98,273	$248,455	$22,363	$112,176	$109,378	$25,278	$615,923

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$40	$268	$2	$—	$—	$—	$310
Collectively evaluated for impairment	1,724	7,794	2,160	4,167	1,708	673	18,226
Total	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536

Loans receivable:
Individually evaluated for impairment	$2,773	$11,459	$993	$—	$—	$—	$15,225
Collectively evaluated for impairment	87,455	220,376	31,509	110,073	109,783	23,354	582,550
Total	$90,228	$231,835	$32,502	$110,073	$109,783	$23,354	$597,775

Credit Quality Indicators — Commercial Loans

The Company continuously monitors the credit quality of its commercial loans.  Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that credit risk ratings are the key credit quality indicator that best help management monitor the credit quality of the Company’s loan receivables.

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

The Company utilizes a loan rating system that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial loans include commercial indirect auto loans which are not individually risk rated, and Construction, Land Acquisition and Development Loans include residential construction loans which are also not individually risk rated.  These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators — Other Loans” below. The Company risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using its credit grading system. These loans are described in “Credit Quality Indicators — Commercial Loans.”  The grading system contains the following basic risk categories:

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

The following tables detail the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at March 31, 2013 and December 31, 2012.

Commercial Credit Quality Indicators

March 31, 2013

	Real Estate
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$18,943	$214,785	$13,622	$97,101	$2,445	$19,962	$366,858
Special mention	1,234	12,174	56	6,985	—	819	21,268
Substandard	1,714	21,496	7,221	2,804	171	4,497	37,903
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$21,891	$248,455	$20,899	$106,890	$2,616	$25,278	$426,029

Commercial Credit Quality Indicators

December 31, 2012

	Real Estate
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$17,138	$200,147	$23,052	$93,864	$3,324	$17,580	$355,105
Special mention	564	8,587	57	7,437	—	849	17,494
Substandard	2,309	23,101	7,395	3,395	143	4,925	41,268
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$20,011	$231,835	$30,504	$104,696	$3,467	$23,354	$413,867

Credit Quality Indicators — Other Loans

Residential, consumer and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered to be non-accrual. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools.  The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Accruing	Non-Accruing		Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Construction, land acquisition and development - residential	$1,464	$—	$1,464	$1,998	$—	$1,998
Residential real estate	74,544	1,838	76,382	68,446	1,771	70,217
Commercial - indirect auto	5,268	18	5,286	5,377	—	5,377
Consumer	106,708	54	106,762	106,272	44	106,316
Total	$187,984	$1,910	$189,894	$182,093	$1,815	$183,908

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $8.8 million and $9.7 million at March 31, 2013 and December 31, 2012, respectively. Included in non-accrual loans at March 31, 2013 and December 31, 2012 was one loan in the amount of $4.4 million which was 90.0% guaranteed by a United States government agency. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status.  Loans past due 90 days or more and still accruing interest were $0 and $57 thousand at March 31, 2013 and December 31, 2012, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following tables set forth the detail, and delinquency status, of past due and non-accrual loans at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Delinquency Status
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Performing (accruing) loans
Real estate:
Residential real estate	$94,950	$260	$136	$—	$95,346
Commercial real estate	242,848	481	—	—	243,329
Construction, land acquisition and development	21,909	—	—	—	21,909
Total real estate	359,707	741	136	—	360,584

Commercial and industrial	111,511	503	15	—	112,029

Consumer	107,487	1,329	384	—	109,200

State and political subdivisions	25,278	—	—	—	25,278

Total performing (accruing) loans	603,983	2,573	535	—	607,091

Non-accrual loans
Real estate:
Residential real estate	1,194	4	—	1,729	2,927
Commercial real estate	90	184	—	4,852	5,126
Construction, land aquisition and development	53	382	—	19	454
Total real estate	1,337	570	—	6,600	8,507

Commercial and industrial	48	5	64	30	147

Consumer	95	9	6	68	178

State and political subdivisions	—	—	—	—	—

Total non-accrual loans	1,480	584	70	6,698	8,832

Total loans receivable	$605,463	$3,157	$605	$6,698	$615,923

Performing and Non-Performing Loan Delinquency Status

	December 31, 2012
	Delinquency Status
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Performing (accruing) loans
Real estate:
Residential real estate	$86,301	$422	$31	$30	$86,784
Commercial real estate	226,344	194	—	—	226,538
Construction, land acquisition and development	31,899	29	—	—	$31,928
Total real estate	344,544	645	31	30	345,250

Commercial and industrial	109,312	517	20	27	109,876

Consumer	107,821	1,489	333	—	109,643

State and political subdivisions	23,354	—	—	—	23,354

Total performing (accruing) loans	585,031	2,651	384	57	588,123

Non-accrual loans
Real estate:
Residential real estate	953	105	230	2,156	3,444
Commercial real estate	250	121	4,352	574	5,297
Construction, land acquisition and development	446	—	—	128	574
Total real estate	1,649	226	4,582	2,858	9,315

Commercial and industrial	61	30	11	95	197

Consumer	2	—	2	136	140

State and political subdivisions	—	—	—	—	—

Total non-accrual loans	1,712	256	4,595	3,089	9,652

Total loans receivable	$586,743	$2,907	$4,979	$3,146	$597,775

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship of greater than $100,000 and performing TDRs, amounted to $14.0 million and $15.2 million at March 31, 2013 and December 31, 2012, respectively.  The related allowance on impaired loans was $0.5 million and $0.3 million as of March 31, 2013 and December 31, 2012, respectively.

The following tables provide a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2013 and December 31, 2012. Non-accrual loans other than TDRs, with individual balances less than $100 thousand are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with individual balances less than $100 thousand that were evaluated under ASC 450 amounted to $1.7 million at March 31, 2013 and $1.9 million at December 31, 2012, respectively.

Impaired Loans

	March 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate
Residential real estate	$1,264	$1,376	$—
Commercial real estate	4,735	5,012	—
Construction, land acquisition & development	—	—	—
Total real estate	5,999	6,388	—

Commercial and industrial	—	—	—

Consumer	—	—	—

State and political subdivisions	—	—	—
Total impaired loans with no allowance recorded	5,999	6,388	—

With a related allowance recorded:
Real estate
Residential real estate	894	919	26
Commercial real estate	6,122	6,122	408
Construction, land acquisition & development	943	1,044	84
Total real estate	7,959	8,085	518

Commercial and industrial	—	—	—

Consumer	—	—	—

State and political subdivisions	—	—	—
Total impaired loans with a related allowance recorded	7,959	8,085	518

Total impaired loans
Real estate
Residential real estate	2,158	2,295	26
Commercial real estate	10,857	11,134	408
Construction, land acquisition & development	943	1,044	84
Total real estate	13,958	14,473	518

Commercial and industrial	—	—	—

Consumer	—	—	—

State and political subdivisions	—	—	—

Total impaired loans	$13,958	$14,473	$518

Impaired Loans

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,275	$1,378	$—
Commercial real estate	389	665	—
Construction, land acquisition & development	709	804	—
Total real estate	2,373	2,847	—

Commercial and industrial	—	—	—

Consumer	—	—	—

State and political subdivisions	—	—	—
Total impaired loans with no allowance recorded	2,373	2,847	—

With a related allowance recorded:
Real estate:
Residential real estate	1,498	1,512	40
Commercial real estate	11,069	11,069	268
Construction, land acquisition & development	285	285	2
Total real estate	12,852	12,866	310

Commercial and industrial	—	—	—

Consumer	—	—	—

State and political subdivisions	—	—	—
Total impaired loans with a related allowance recorded	12,852	12,866	310

Total impaired loans:
Real estate:
Residential real estate	2,773	2,890	40
Commercial real estate	11,459	11,734	268
Construction, land acquisition & development	993	1,088	2
Total real estate	15,225	15,712	310

Commercial and industrial	—	—	—

Consumer	—	—	—

State and political subdivisions	—	—	—
Total impaired loans	$15,225	$15,712	$310

The following table presents by loan portfolio class, the average balance and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Residential real estate	$2,168	$2	$2,834	$3
Commercial real estate	10,875	93	12,873	70
Construction, land acquisition & development	1,013	9	2,734	12
Total real estate	14,056	104	18,441	85

Commercial and industrial	—	—	3,806	—

Consumer	—	—	31	—

State and political subdivisions	—	—	—	—

Total impaired loans	$14,056	$104	$22,278	$85

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans for the quarter ended on March 31, 2013 and 2012 in accordance with their original terms approximated $200 thousand and $405 thousand, respectively.

Troubled Debt Restructured Loans

TDRs at March 31, 2013 and December 31, 2012 were $8.2 million and $8.9 million, respectively.  Accruing and non-accruing TDRs were $6.8 million and $1.4 million, respectively at March 31, 2013 and $7.5 million and $1.4 million, respectively at December 31, 2012.  Approximately $505 thousand and $257 thousand in specific reserves have been established for these loans as of March 31, 2013 and December 31, 2012, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Residential real estate	—	$—	$—	—	$—	$—
Commercial real estate	1	477	477	—	—	—
Construction, land acquisition and development	—	—	—	1	39	39
Commercial and industrial	—	—	—	—	—	—
Total new troubled debt restructurings	1	$477	$477	1	$39	$39

The one loan modified as a TDR during the three months ended March 31, 2013 increased the ALLL by $1 thousand at March 31, 2013. There was no effect on the ALLL at March 31, 2012 with respect to loans modified as TDRs during the three months ended March 31, 2012.

The following table shows the types of modifications made during the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013				Three months ended March 31, 2012
			Construction,				Construction,
			Land Acquistion				Land Acquisition
	Residential	Commercial	and		Residential	Commercial	and
(in thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification
Extension of term	$—	$—	$—	$—	$—	$—	$39	$39
Principal forebearance	—	477	—	477	—	—	—	—
Total TDRs	$—	$477	$—	$477	$—	$—	$39	$39

There were no TDRs which re-defaulted (defined as past due 90 days) during the three months ended March 31, 2013 and 2012 and for which the payment re-default occurred within one year of the modification.

Note 5.  Other Real Estate Owned

The following table presents the components of OREO at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(in thousands)	2013	2012
Land/Lots	$2,856	$2,929
Commercial Real Estate	1,054	1,054
Total	$3,910	$3,983

The following table presents the activity in OREO for the three months ended March 31, 2013 and 2012:

	March 31,
(in thousands)	2013	2012
Balance, January 1,	$3,983	$6,958
Additions	—	239
Valuation adjustments	—	26
Carrying value of OREO sold	(73)	(1,097)
Balance, March 31,	$3,910	$6,126

The following table details the components of net expense of OREO for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012
Insurance	35	$21
Legal fees	33	33
Maintenance	25	16
Income from the operation of foreclosed properties	(7)	(4)
Professional fees	14	11
Real estate taxes	56	98
Utilities	7	4
Other	55	25
Impairment charges (credits)	—	(26)
Total	$218	$178

Note 6.  Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent.  The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale
Obligations of U.S. government agencies	$1,816	$54	$—	$1,870
Obligations of state and political subdivisions	95,834	7,901	1,026	102,709
Government sponsored agency
collateralized mortgage obligations	16,214	306	112	16,408
Government sponsorded agency
residential mortgage-backed securities	94,112	664	323	94,453
Corporate debt securities	500	—	85	415
Equity securities	1,010	—	16	994
Total available-for-sale securities	$209,486	$8,925	$1,562	$216,849

Held-to-maturity
Obligations of state and political subdivisions	$2,225	$276	$—	$2,501

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale
Obligations of U.S. government agencies	$1,821	$70	$—	$1,891
Obligations of state and political subdivisions	95,312	8,922	733	103,501
Government sponsored agency
collateralized mortgage obligations	8,805	311	13	9,103
Government sponsored agency
residential mortgage-backed securities	67,765	1,920	229	69,456
Corporate debt securities	500	—	90	410
Equity securities	1,010	—	10	1,000
Total available-for-sale securities	$175,213	$11,223	$1,075	$185,361

Held-to-maturity
Obligations of state and political subdivisions	$2,198	$285	$—	$2,483

At March 31, 2013 and December 31, 2012, securities with a carrying amount of $217.1 million and $185.0 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities at March 31, 2013 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$—	$—	$—	$—
One year through five years	1,025	984	—	—
After five years through ten years	31,541	33,743	2,225	2,501
After ten years	65,584	70,267	—	—
Collateralized mortgage obligations	16,214	16,408	—	—
Mortgage-backed securities	94,112	94,453	—	—
Total	$208,476	$215,855	$2,225	$2,501

Gross proceeds from the sale of securities were $17.1 million for the three months ended March 31, 2013, with gross gains of $842 thousand realized upon the sales. The Company did not sell any securities during the three months ended March 31, 2012.  The Company recognized gains of $8 thousand on securities called during the three months ended March 31, 2012. There were no gains recognized on securities called during the three months ended March 31, 2013.

The tables below indicate the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$14,314	$643	$3,988	$383	$18,302	$1,026
Government sponsored agency
collateralized mortgage obligations	10,166	112	—	—	10,166	112
Government sponsored agency
residential mortgage-backed securities	56,504	323	—	—	56,504	323
Corporate debt securities	—	—	415	85	415	85
Equity securities	984	16	—	—	984	16
Total	$81,968	$1,094	$4,403	$468	$86,371	$1,562

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$8,649	$398	$4,139	$335	$12,788	$733
Government sponsored agency
collateralized mortgage obligations	1,485	13	2	—	1,487	13
Government sponsored agency
residential mortgage-backed securities	12,899	229	—	—	12,899	229
Corporate debt securities	—	—	410	90	410	90
Equity securities	990	10	—	—	990	10
Total	$24,023	$650	$4,551	$425	$28,574	$1,075

The majority of the Company’s securities portfolio is comprised of obligations of states and political subdivisions, residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations. The Company held 71 securities that were in an unrealized loss position at March 31, 2013. Substantially all of the unrealized losses relate to debt securities.

In determining whether unrealized losses are other-than-temporary, management considers the following factors:

·                  The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;

·                  The severity and duration of the decline;

·                  The Company’s ability and intent to hold the security to allow for recovery in fair value, as well as the likelihood of such a recovery in the near term;

·                  The Company’s intent to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.

Management performed a review of the fair values of all securities at March 31, 2013 and determined that movements in the values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that other than temporary impairment (“OTTI”) did not exist at March 31, 2013. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at March 31, 2013 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and collateralized mortgage obligations relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There were two obligations of state and political subdivisions that were either non-rated or had a rating below A. According to this analysis, these two bonds were considered investment grade.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations (“PreTSLs”):

At March 31, 2012, the Company’s PreTSLs were comprised of four securities that were collateralized by debt issued by bank holding companies and insurance companies with an aggregate amortized cost of $10.5 million and an estimated fair value of $4.0 million. The Company divested its entire holdings of PreTSLs during 2012 and held no such securities at March 31, 2013.

The table below provides a cumulative roll forward of OTTI credit losses recognized:

(in thousands)	2013	2012
Beginning Balance, January 1	$—	$8,619
Credit losses on debt securities for which OTTI was not previously recognized	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	—	—
Less: Sale of PreTSLs for which OTTI was previously recognized	—	—
Ending Balance, March 31	$—	$8,619

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $6.4 million and $7.3 million at March 31, 2013 and December 31, 2012, respectively.  FRB stock of $1.3 million is included in Other Assets at March 31, 2013 and December 31, 2012.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at March 31, 2013.

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

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  A financial asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

·                  Level 1 valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

·                  Level 2 valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

·                  Level 3 valuation is derived from other valuation methodologies including discounted cash flow models and similar techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

A description of the valuation methodologies used for assets recorded at fair value, and for estimating fair value of financial instruments not recorded at fair value, is set forth below.

Cash, Short-term Investments, Accrued Interest Receivable and Accrued Interest Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).  The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government sponsored agency collateralized mortgage obligations, government- sponsored agency residential mortgage backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include dealer quotes, market spreads,  cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company.  The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price.  The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume.  For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs).  If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.  The estimated fair value of the PreTSLs and the private label collateralized mortgage obligations  that were previously held in the Company’s securities portfolio during 2012 were obtained from third-party service providers that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).

At March 31, 2013, the Company owned two securities issued by state and political subdivisions having an amortized cost of $1.6 million that are valued using Level 3 inputs. These securities had credit ratings that were either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result of the ratings withdrawals and downgrade, the market for these securities at March 31, 2013 is no longer active.  These securities were historically priced using Level 2 inputs.  The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for these investment securities at the measurement date.  Broker pricing and bid/ask spreads are very limited for these securities. One security was valued based on similar nonrated Pennsylvania Sewer bonds adjusted for coupon and maturity. For the other security, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

Loans

Except for collateral dependent impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell.  The Company does not record loans at fair value on a recurring basis.  However from time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of the collateral is based on appraisals.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

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

Assets measured at fair value on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Fair value measurements at March 31, 2013
				Significant	Significant
		Quoted prices		other	other
		in active markets		observable	unobservable
		for identical assets		inputs	inputs
(in thousands)	Fair value	(Level 1)		(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,870	$—		$1,870	$—
Obligations of political and state subdivisions	102,709	—		101,105	1,604
Government sponsored agency CMOs	16,408	—		16,408	—
Residential mortgage-backed securities	94,453	—		94,453	—
Corporate debt securities	415	—		415	—
Equity securities	994	994	—	—	—
Total securities available-for-sale	$216,849	$994		$214,251	$1,604

		Fair value measurements at December 31, 2012
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical assets	inputs	inputs
(in thousands)	Fair value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,891	$—	$1,891	$—
Obligations of state and political subdivisions	103,501	—	101,762	1,739
Government sponsored agency CMO	9,103	—	9,103	—
Residential mortgage-backed securities	69,456	—	69,456	—
Corporate debt securities	410	—	410	—
Equity securities	1,000	1,000	—	—
Total securities available-for-sale	$185,361	$1,000	$182,622	$1,739

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2013 and 2012:

Fair Value Measurements

Using Significant Unobservable Inputs (Level 3)

(in thousands)	State and Political Subdivisions
Balance at December 31, 2012	$1,739
Amortization	—
Accretion	—
Payments received	(140)
Purchases
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	5
Balance at March 31, 2013	$1,604

Fair Value Measurements

Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2011	$3,801	$2,811	$36,256	$42,868
Amortization	—	—	(119)	(119)
Accretion	—	—	29	29
Payments received	(27)	(135)	(3,065)	(3,227)
Purchases			14,730	14,730
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	201	47	79	327
Balance at March 31, 2012	$3,975	$2,723	$47,910	$54,608

There were no transfers between levels within the fair value hierarchy during the periods ended March 31, 2013 and 2012.

Assets measured at fair value on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013
(in thousands)	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent impaired loans	$7,039			$7,039

	Fair Value Measurements at December 31, 2012
(in thousands)	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent impaired loans	$7,816			$7,816
Other real estate owned	$2,455			$2,455

(1)         Represents carrying value and related write-downs for which adjustments are based on appraised value.  Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal.  Such adjustments are based on management’s knowledge of the local real estate markets.

Collateral dependent impaired loans are classified as Level 3 assets and the estimated fair value of the collateral is based on independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not observable.  Appraisals are adjusted by management for estimated costs to sell, which equals 10% and is recorded through a valuation allowance.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged-off.  The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

Other real estate owned properties are recorded at the fair value based on independent appraisals, which generally include various Level 3 inputs which are not observable, less the estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, the balance might be subject to additional write-downs.  It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals.  Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.  The amount in the table above represents the value of OREO properties at December 31, 2012, which were subject to additional write-downs subsequent to foreclosure.

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

	Fair Value	March 31, 2013		December 31, 2012
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$32,343	$32,343	$115,271	$115,271
Securities	See previous table	219,074	219,350	187,559	187,844
FHLB and FRB Stock	Level 2	6,432	6,432	7,308	7,308
Loans, net	Level 3	597,682	604,311	579,396	592,504
Loans held for sale	Level 2	847	847	1,615	1,615
Accrued interest receivable	Level 2	2,618	2,618	2,199	2,199
Mortgage servicing rights	Level 3	637	915	675	884

Financial liabilities
Deposits	Level 2	823,746	827,780	854,613	858,970
Borrowed funds	Level 2	47,698	52,357	53,903	59,021
Accrued interest payable	Level 2	7,001	7,001	6,427	6,427

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

The following table presents the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
(in thousands, except share data)	2013	2012
Net income (loss)	$1,731	$(1,165)

Basic weighted-average number of common shares outstanding	16,457,169	16,442,119
Plus: Common share equivalents	—	—
Diluted weighted-average number of common shares outstanding	16,457,169	16,442,119

Loss per common share:
Basic	$0.11	$(0.07)
Diluted	$0.11	$(0.07)

Common share equivalents, in the table above, exclude 129,170 (2013) and 188,193 (2012) stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented.  Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.

Note 9. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31, 2013
	Amount
	Reclassified from
	Accumulated
	Other
	Comprehensive	Affected Line Item in the
(in thousands)	Income	Consolidated Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(842)	Net gain on sale of securities
Taxes	286	Income taxes
Net of tax amount	$(556)

	Three Months Ended March 31, 2012
	Amount
	Reclassified from
	Accumulated
	Other
	Comprehensive	Affected Line Item in the
(in thousands)	Loss	Consolidated Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net loss	$(8)	Net gain on sale of securities
Taxes	3	Income taxes
Net of tax amount	$(5)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Beginning balance	$6,698	$(3,967)
Other comprehensive (loss) income before reclassifications	(1,282)	2,421
Amounts reclassified from accumulated other comprehensive income (loss)	(556)	(5)
Net other comprehensive (loss) income during the period	(1,838)	2,416
Ending balance	$4,860	$(1,551)

Note 10.  Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties.  The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the three months ended March 31, 2013 and 2012.

	March 31,
(in thousands)	2013	2012
Outstanding at beginning of the year	$33,296	$87,442
New loans and advances	12,188	9,870
Repayments / reductions	(10,853)	$(10,814)
Other (1)	(256)	—
Outstanding at end of period	$34,375	$86,498

(1) “Other” represents loans to related parties that ceased being related parties during the period.

At March 31, 2013, loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements totaled $190 thousand.

Included in related party loans is $6.6 million outstanding under a commercial line of credit (“line”) to a company owned by a director.  The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $2.6 million is outstanding.  The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2013 and December 31, 2012 amounted to $57.0 million and $66.7 million, respectively.  Interest paid on the deposits amounted to $35 thousand and $81 thousand for the three months ended on March 31, 2013 and 2012, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties.  The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties.  The Company recorded payments for these services of $1.2 million and $217 thousand for the three months ended March 31, 2013 and 2012, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10 million at both March 31, 2013 and December 31, 2012.  There was no interest paid to directors on these notes for the three months ended on March 31, 2013 and 2012.  Interest accrued and unpaid on the notes totaled $2.4 million at March 31, 2013.

Note 11.  Stock Compensation Plans

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

On November 28, 2012, the Board of Directors adopted the 2012 Employee Stock Grant Plan (the “Employee Stock Plan”) under which 16,000 shares of common stock were authorized to be granted to employees.  In December, 2012, the Company granted 15,050 shares of the Company’s common stock to employees under this plan.  There was no compensation expense related to options or stock under the Stock Incentive Plan, the Directors’ Stock Plan, and the Employee Stock Plan for the three months ended March 31, 2013 and 2012.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

Three Months Ended March 31,
	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1.	129,170	$14.26	188,193	$12.62
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31,	129,170	$14.26	188,193	$12.62
Options exercisable at March 31,	129,170	$14.26	188,193	$12.62
Weighted average fair value of options granted during the period		$—		$—
Stock-based compensation expense		$—		$—

At March 31, 2013 and 2012 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

Information pertaining to options outstanding at March 31, 2013 is as follows:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 10.01 - $23.13	129,170	3.2	$14.26	129,170	$14.26

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

We are in the business of providing customary retail and commercial banking services to individuals and businesses.  Our core market is Northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) (including this report and exhibits hereto), in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in the Company’s markets; the effects of, and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of the Company to compete with other institutions for business; the composition and concentrations of the Company’s lending risk and the adequacy of the Company’s reserves to manage those risks; the valuation of the Company’s investment securities; the aqbility of the Company to pay dividends of repurchase common shares; the ability of the Company to retain key personnel; the impact of any pending or threatened litigation against the Company; the marketability of shares of the Company and fluctuations in the value of the Company’s share price; the impact of the Company’s ability to comply with its regulatory agreements and orders; the effectiveness of the Company’s system of internal controls; the ability of the Company to attract additional capital investment; the timing of the Company’s annual shareholder meeting; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); the impact of technological changes and security risks upon the Company’s information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of the Company at managing the risks involved in the foregoing.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that the Company periodically files with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations.  Management has identified the policies on the Allowance for Loan and Lease Losses (“ALLL”), securities valuation, valuation of other real estate owned (“OREO”) and income taxes to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors.  The general reserve component of the ALLL is based on pools of unimpaired loans segregated generally by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing,” and historical loss factors and varied qualitative factor basis point allocations are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans.  Substandard loans on non-accrual status are included in impaired loans if they are above the $100 thousand loan relationship threshold and not considered TDRs.

See Note 4 -“Loans” of the consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3).  For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs.  The use of different assumptions could have a positive or negative effect on the consolidated financial condition or results of operations.  See Note 7-“Fair Value Measurements” of the consolidated financial statements included in Item 1 hereof for more information about the Company’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity or available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for the three months ended March 31, 2013 and 2012 within the consolidated statements of operations.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure. OREO is held for sale and is initially recorded at fair value less cost to sell at the date of acquisition, which establishes a new cost basis. Upon acquisition of the property, any write-down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis.  Subsequent to acquisition, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense as incurred.

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

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2013 and December 31, 2012, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities” provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification Topic (“ASC”) 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The Company adopted ASU No. 2011-11 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company.

ASU No. 2012-02 Intangibles-Goodwill and Other (Topic 350): “Testing Indefinite-Lived Intangible Assets for Impairment” simplifies the guidance for testing the decline in realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The Company adopted ASU 2012-01 on January 1, 2013. The adoption of this new guidance did have not an effect on the operating results or financial position of the Company.

ASU No. 2013-01 Balance Sheet (Topic 210): “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” clarifies the scope of transactions that are subject to the disclosures about offsetting, specifically that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. This update applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company adopted ASU 2013-01 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company.

ASU No. 2013-02 Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” improves the transparency of reporting these reclassifications. The new amendments will require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. The Company adopted ASU 2013-02 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

The Company recorded net income of $1.7 million, or $0.11 per diluted common share, for the three months ended March 31, 2013, compared to a net loss of $1.2 million, or $(0.07) per diluted common share for the same three months of 2012. The $2.9 million improvement in earnings was due primarily to a $1.6 million decrease in non-interest expense, a $1.1 million increase in a credit for loan and lease loss expense (primarily due to a recovery of $1.5 million on a commercial loan that was previously charged off), and a $1.0 million increase in non-interest income (primarily due to gains on the sale of securities of $842 thousand). Partially offsetting these factors was an $800 thousand reduction in net interest income.  Return on average assets and return on average equity were 0.18% and 4.69% for the three months ended March 31, 2013, compared to (0.11)% and (2.79)% for three months ended March 31, 2012.  The Company did not pay any dividends during the three months ended March 31, 2013 and 2012.

Total assets decreased $38.7 million, or 4.0%, to $929.5 million, at March 31, 2013 from $968.3 million at December 31, 2012. The balance sheet reduction reflected an $82.9 million decrease in cash and cash equivalents, which was due primarily to increases in loans and investment securities, coupled with a decrease in total deposits and a reduction in borrowed funds. Loans, net of deferred loan origination fees and costs, unearned income and the allowance for loan and lease losses, grew $18.3 million, or 3.2%, while available-for-sale investment securities increased $31.5 million, or 17.0%.

Total deposits decreased $30.9 million, or 3.6%, to $823.7 million at March 31, 2013 as compared to $854.6 million at December 31, 2012.  During the same period, non-interest-bearing demand deposits decreased $10.3 million, or 7.8%, and interest-bearing deposits decreased $20.6 million, or 2.9%.  The Company repaid $6.2 million in borrowed funds, specifically FHLB advances.

Total shareholders’ equity decreased $0.1 million, from December 31, 2012, as net income of $1.7 million was more than entirely offset by a decrease in accumulated other comprehensive income of $1.8 million.

Summary of Performance

Net Interest Income

Net interest income is the difference between interest revenue, interest and fees on interest-earning assets on the one hand, and interest expense, interest paid to the Company’s depositors and interest paid on external borrowings on the other hand. Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. The tax-equivalent net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets and is a key measurement used in the banking industry to measure income from earning assets. The Company’s tax-equivalent net interest margin for the three months ended March 31, improved 7 basis points to 3.27% in 2013 from 3.20% in 2012.  Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.15% for the three months ended March 31, 2013, an increase of 6 basis points compared to 3.09% for the same period of 2012.

Net interest income on a tax equivalent basis was $7.0 million for the first quarter of 2013, a $900 thousand, or 10.8%, decrease from $7.9 million for the first quarter of 2012.  The decrease was primarily due to lower yields on earning assets, coupled with a reduction in average earning assets, which was partially offset by a decrease in average interest-bearing liabilities.

Interest income on a tax equivalent basis decreased $1.6 million for the three month period ended March 31, 2013 compared to the same period in 2012. Average earning assets decreased $124.1 million to $861.4 million for the first quarter of 2013, from $985.5 million for the same quarter of 2012, which resulted in a $907 thousand decrease in tax-equivalent interest income due to volume. Accounting for the majority of the decrease was a $75.4 million reduction in average loans. Lower earning asset yields also negatively affected interest income. The tax-equivalent yield on earning assets fell 12 basis points to 4.13% for the three months ended March 31, 2013 from 4.25% for the same three months of 2012, which negatively impacted interest income by $662 thousand. The Company experienced lower yields on both the loan and investment security portfolios. Loan yields were affected by the continued low interest rate environment and increased competition in our market area. With regard to the securities portfolio, sales of higher-risk securities at the end of 2012 were reinvested into lower-risk instruments having lower yields.

Average interest-bearing deposits in other banks and federal funds sold decreased by $47.6 million during the quarter ended March 31, 2013 as compared to the same quarter in 2012.  The decrease in the average balance of interest-bearing deposits in other banks and federal funds sold was attributable primarily to a reduction in total deposits.

Interest expense for the three months ended March 31, 2013 decreased $716 thousand to $1.9 million from $2.6 million for the same three months of 2012. The reduction in interest expense largely reflected a $128.3 million, or 14.5% , decrease in average interest-bearing liabilities. Average interest-bearing liabilities totaled $758.8 million for the quarter ended March 31, 2013 compared to $887.1 million for the same period in 2012, which resulted in a $757 thousand decrease in interest expense due to volume. Total deposits averaged $95.7 million lower, while average borrowings decreased $32.6 million.  The decrease in average total deposits was due primarily to an $86.6 million, or 21.6%, decrease in total time deposits. The Company did not aggressively compete for time deposits. Longer-term time deposits that matured were repositioned into short-term products, whenever possible. The cost of interest-bearing deposits decreased 13 basis points to 0.63% for the three months ended March 31, 2013 from 0.76% for the same period of 2012. The decrease in the rate on interest-bearing deposits was driven primarily by the pricing decreases that resulted from the Company’s pricing strategy and an overall decrease in market rates.  The cost of borrowed funds increased by 90 basis points to 5.98% for the quarter ended March 31, 2013 as compared 5.08% for the same period in 2012, which resulted from the repayment of maturing FHLB advances that were at lower rates and higher-rate borrowings becoming a larger percentage of total borrowings.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the three month periods ended March 31, 2013 and 2012, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended March 31,			Three months ended March 31,
	2013			2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$573,833	$6,277	4.38%	$649,062	$7,381	4.55%
Loans-tax free (4)	35,169	500	5.69%	35,328	618	7.00%
Total loans (1)(2)	609,002	6,777	4.45%	684,390	7,999	4.68%
Securities-taxable	116,187	574	1.98%	118,614	919	3.10%
Securities-tax free	81,727	1,500	7.34%	80,356	1,485	7.39%
Total securities (1)(5)	197,914	2,074	4.19%	198,970	2,404	4.83%
Interest-bearing deposits in other banks and federal funds sold	54,466	39	0.29%	102,114	56	0.22%
Total earning assets	861,382	8,890	4.13%	985,474	10,459	4.25%
Non-earning assets	100,955			103,273
Allowance for loan and lease losses	(19,177)			(21,077)
Total assets	$943,160			$1,067,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	311,587	159	0.20%	316,234	183	0.23%
Savings deposits	84,200	26	0.12%	88,696	46	0.21%
Time deposits over $100,000	144,633	317	0.88%	189,065	415	0.88%
Other time deposits	168,943	616	1.46%	211,089	888	1.68%
Total interest-bearing deposits	709,363	1,118	0.63%	805,084	1,532	0.76%
Borrowed funds and other interest-bearing liabilities	49,429	739	5.98%	82,008	1,041	5.08%
Total interest-bearing liabilities	758,792	1,857	0.98%	887,092	2,573	1.16%
Demand deposits	125,394			120,944
Other liabilities	22,102			17,885
Shareholders’ equity	36,872			41,749
Total liabilities and shareholders’ equity	$943,160			$1,067,670
Net Interest Income/Interest Rate Spread (6)		7,033	3.15%		7,886	3.09%
Tax equivalent adjustment		(680)			(715)
Net interest income as reported		$6,353			$7,171

Net Interest Margin (7)			3.27%			3.20%

(1)         Interest income is presented on a tax equivalent basis using a 34% rate.

(2)         Loans are stated net of unearned income.

(3)         Non-accrual loans are included in loans within earning assets.

(4)         Loan fees included in interest income are not significant.

(5)         The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.

(6)         Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.

(7)         Net interest income as a percentage of total average interest earning assets.

The following table shows the effect of changes in volume and interest rates on net interest income.  The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately.

	March 31,
	2013 vs. 2012
	Increase (Decrease)
		Due to
	Due to	Change in	Total
(in thousands)	Volume	Rate	Change
Interest Income:
Loans - taxable	$(831)	$(273)	$(1,104)
Loans - tax free	(3)	(115)	(118)
Total loans	(834)	(388)	(1,222)
Securities - taxable	(18)	(327)	(345)
Securities - tax free	25	(10)	15
Total securities	7	(337)	(330)
Interest-bearing deposits in other banks and federal funds sold	(31)	14	(17)
Total interest income	(858)	(711)	(1,569)

Interest Expense:
Interest-bearing demand deposits	(3)	(21)	(24)
Savings deposits	(2)	(18)	(20)
Time deposits over $100,000	(97)	(1)	(98)
Other time deposits	(163)	(109)	(272)
Total interest-bearing deposits	(265)	(149)	(414)
Borrowed funds and other interest-bearing liabilities	(464)	162	(302)
Total interest expense	(729)	13	(716)
Net interest income	$(129)	$(724)	$(853)

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

The Company recorded a credit for loan and lease losses of $1.2 million for the three month period ended March 31, 2013, compared to a credit of $136 thousand for the three months ended March 31, 2012.  The credit was directly attributable to a recovery of $1.5 million on a commercial loan that was previously charged-off.

Non-interest Income

For the three months ended March 31, 2013, non-interest income totaled $2.5 million, an increase of $1.0 million, from $1.5 million for the three months ended March 31, 2012. The 66.7% improvement resulted primarily from an increase in net gains from the sale of securities during the quarter. Net gains on the sale of securities amounted to $842 thousand for the first quarter of 2013, compared to $8 thousand for the same quarter of 2012. Also favorably affecting non-interest income was an increase of $392 thousand in other income, which resulted primarily from the settlement of an insurance claim. Partially offsetting these increases was a $133 thousand decrease in the gains on sale of residential mortgage loans held for sale.

Non-interest Expense

Non-interest expense totaled $8.3 million for the three month period ended March 31, 2013, compared to $9.9 million for the same period in 2012.  The $1.6 million, or 16.2%, decrease was due primarily to reductions in professional fees and salaries and employee benefits. Professional fees declined $967 thousand, or 63.7%, as the Company continued to reduce its reliance on outside consultants.

Salaries and employee benefits decreased $318 thousand, or 8.7%, as a result of a reduction in force and voluntary separation program that was implemented in the fourth quarter of 2012.

In addition to the decrease in professional fees, legal fees for the three months ended March 31, 2013 declined $109 thousand compared to the same three months of 2012. Legal and professional fees are expected to continue to decline to more normalized levels for the remainder of 2013, reflecting reduced activity related to outstanding litigation, as well as less reliance on outside advisors and consultants.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the quarters ended March 31, 2013 and 2012.  In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009.

FINANCIAL CONDITION

Assets

Total assets were $929.5 million at March 31, 2013, a decrease of $38.8 million, or 4.0%, from $968.3 million at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents decreased $82.9 million, or 71.9% during the three months ended March 31, 2013 to $32.3 million.  The decrease resulted primarily from a $30.9 million decrease in total deposits, coupled with increases in cash used for loans and purchases of loans and securities of $18.3 million and $31.5 million, respectively. The Company did not pay any dividends during the quarter ended March 31, 2013 as it suspended paying dividends to conserve capital and comply with regulatory requirements.

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

At March 31, 2013, the Company’s investment portfolio was comprised principally of taxable and tax-exempt obligations of state and political subdivisions and obligations of U.S. government-sponsored agencies, including residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”). There were two security issuers, St. Clair County, IL School District and the Commonwealth of Massachusetts, whose aggregate carrying values exceeded 10.0% of Shareholders’ equity as of March 31, 2013. The aggregate carrying values of the securities of these issuers were $4.2 million and $4.1 million, respectively.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	March 31,	December 31,
(in thousands)	2013	2012
Available-for-sale
Obligations of U.S. government agencies	$1,870	$1,891
Obligation of state and political subdivisions	102,709	103,501
Collateralized mortgage obligations
Government-sponsored agency	16,408	9,103
Residential mortgage-backed securities
Government-sponsored agency	94,453	69,456
Corporate debt securities	415	410
Equity securities	994	1,000
Total securities available-for-sale	$216,849	$185,361

Held-to-maturity
Obligations of state and political subdivisions	$2,225	$2,198

The Company sold three of its holdings of residential mortgage pools that were guaranteed by the Government National Mortgage Association with an aggregate carrying value of $16.3 million during the three months ended March 31, 2013. Net gains of $842 thousand were realized upon the sale and are included in non-interest income.

During the three months ended March 31, 2013, the Company purchased securities totaling $53.9 million. Specifically, purchases included $8.9 million CMOs and $45.1 million of residential mortgage-backed securities of government-sponsored agencies.

The following table sets forth the maturities of available-for-sale and held-to-maturity securities, based on book value, at March 31, 2013 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	March 31, 2013
					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$—	$—	$1,870	$—	$—	$—	$1,870
Yield			4.22%				4.22%
Obligations of state and political subdivisions (1)	—	984	31,873	69,852	—	—	102,709
Yield		6.33%	5.09%	7.37%			6.65%
Corporate debt securities	—	—	—	415	—	—	415
Yield				0.96%			0.96%
CMOs:
Government sponsored agencies	—	—	—	—	16,408	—	16,408
Yield					2.38%		2.38%
Residential mortgage-backed securities:
Government sponsored agencies	—	—	—	—	94,453	—	94,453
Yield					1.90%		1.90%
Equity securities	—	—	—	—	—	994	994
Yield						3.39%	3.39%
Total available-for-sale maturities	$—	$984	$33,743	$70,267	$110,861	$994	$216,849
Weighted yield	0.00%	6.33%	5.04%	7.33%	1.97%	3.39%	4.21%

Held-to-maturity securities
Obligations of state and political subdivisions	$—	$—	$2,225	$—	$—	$—	$2,225
Yield	—	—	7.40%	—	—	—	7.40%
Total held-to-maturity securities	$—	$—	$2,225	$—	$—	$—	$2,225
Weighted yield	0.00%	0.00%	7.40%	0.00%	0.00%	0.00%	7.40%

(1) Yields on tax-exempt state and municipal securities, inlcuded in this category, are presented on a tax-equivalent basis using a 34% federal income tax rate.

The majority of the Company’s securities portfolio is comprised of obligations of states and political subdivisions, residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations. The Company held 71 securities that were in an unrealized loss position at March 31, 2013. Substantially all of the unrealized losses relate to debt securities.

To determine whether a security’s impairment is other-than-temporary, management considers factors that include:

·                  the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;

·                  the severity and duration of the decline;

·                  the Company’s ability and intent to hold investments until they recover in value, as well as the likelihood of such a recovery in the near term;

·                  the Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss.

For debt securities which the Company does not intend to sell or does not expect it will be required to sell, the primary consideration in determining whether impairment is other-than-temporary is whether or not the Company expects to receive all contractual cash flows.

Based on its evaluation at March 31, 2013, management has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary.  See Note 6 — “Securities” of the consolidated financial statements included in Item 1 hereof for more information about this evaluation.

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost of $6.4 million and $7.3 million at March 31, 2013 and December 31, 2012, respectively.  FRB stock of $1.3 million is included in Other Assets at March 31, 2013 and December 31, 2012.  Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at March 31, 2013.

Loans

The Company experienced an increase in loan demand during the 2013 first quarter. Net loans increased $18.3 million, or 3.2%, to $597.7 million at March 31, 2013 from $579.4 million as of December 31, 2012.  Net loans represented 64.3% of total assets at March 31, 2013, compared to 59.8% at December 31, 2012.  Historically, commercial lending activities have represented a significant portion of the Company’s loan activities.  This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.  Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate.  Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate and home equity loans, increased by $12.6 million, or 3.2% to $400.8 million at March 31, 2013, from $388.2 million at December 31, 2012.  The increase was concentrated in residential and commercial mortgages, partially offset by a decrease in construction, land acquisition and development loans. Real estate secured loans as a percentage of total gross loans have increased from 59.3% at December 31, 2012 to 65.1% of the loan portfolio at March 31, 2013.

Loans secured by commercial real estate increased $16.6 million, or 7.2%, from $231.8 million at December 31, 2012 to $248.4 million at March 31, 2013.  Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The increase in commercial real estate loans was attributable to new loan originations and commercial construction, land acquisition and development loans converting to commercial mortgages upon completion of construction.  Accordingly, construction, land acquisition and development loans decreased $10.2 million, or 31.4%, during the quarter from $32.5 million at December 31, 2012 to $22.3 million at March 31, 2013.

Residential real estate loans totaled $98.3 million at March 31, 2013, an increase of $8.1 million, or 8.9%, from $90.2 million at December 31, 2012.  The components of residential real estate loans include fixed and variable rate mortgage loans.  Home equity lines of credit (“HELOCs”) are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, starting in the third quarter of 2012, the Company began holding 15- and 20-year mortgages in the loan portfolio rather than selling these loans in order to provide additional interest income based on underlying yields.

Commercial and industrial loans increased $2.1 million, or 1.9%, during the quarter from $110.1 million at December 31, 2012 to $112.2 at March 31, 2013.  Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.

Consumer loans decreased $0.4 million during the quarter from $109.8 million at December 31, 2012 to $109.4 million at March 31, 2012.  The decrease was attributable to loan pay downs exceeding new loan originations.

Loans to states and political subdivisions totaled $25.3 million at March 31, 2013, an increase of $1.9 million, or 8.1%, from $23.4 million at December 31, 2012.  The increase was attributable to new loan originations.

Details regarding the loan portfolio are as follows:

	March 31,	December 31,
(in thousands)	2013	2012
Residential real estate	$98,273	$90,228
Commercial real estate	248,455	231,835
Construction, land acquisition and development	22,363	32,502
Commercial and industrial	112,176	110,073
Consumer	109,378	109,783
State and political subdivisions	25,278	23,354
Total loans, gross	615,923	$597,775
Unearned discount	(89)	(103)
Net deferred loan fees and costs	321	260
Allowance for loan and lease losses	(18,473)	(18,536)
Loans, net	$597,682	$579,396

At March 31, 2013 and December 31, 2012, the Company’s loan portfolio was concentrated in the following industries:

	March 31, 2013		December 31, 2012
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Shopping centers/complexes	$20,845	3.38%	$21,068	3.52%
Land subdivision	17,400	2.83%	17,658	2.95%
Hotels	13,438	2.18%	13,596	2.27%
Solid waste landfills	13,034	2.12%	13,233	2.21%
Office complexes/units	10,244	1.66%	9,801	1.64%
Automobile dealers	9,626	1.56%	10,607	1.77%
Supermarkets	8,511	1.38%	6,348	1.06%

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement.  For purposes of the Company’s analysis, loans that are identified as troubled debt restructurings (“TDRs”), loans rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired.  Impaired loans are analyzed individually to quantify the impairment.  The Company utilizes the fair value of collateral method for collateral dependent loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held.  For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated.  Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used.  For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

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

The following table reflects non-performing loans (including non-performing TDRs) OREO and performing TDRs at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(in thousands)	2013	2012
Non-accrual loans	$8,832	$9,652
Loans past due 90 days or more and still accruing	—	57
Total Non-Performing Loans	8,832	9,709
Other Real Estate Owned	3,910	3,983
Total Non-Performing Loans and OREO	$12,742	$13,692

Performing TDRs	$6,817	$7,517

Non-performing loans as a percentage of gross loans	1.43%	1.62%

Management continued to manage problem credits through heightened work-out efforts on non-performing loans and disposing of its holdings of foreclosed properties. The Company’s asset quality continued to improve during the first quarter of 2013. Total non-

performing loans and OREO decreased $950 thousand, or 6.9%, to $12.7 million at March 31, 2013 from $13.7 million at December 31, 2012.  The Company’s ratio of non-performing loans to total gross loans improved to 1.43% at March 31, 2013 from 1.62% at December 31, 2012.  Despite the improvement, the percentage remains elevated and further deterioration in economic conditions could lead to additional increases in impaired loans.

The average balance of impaired loans was $16.4 million and $23.2 million for the three months ended March 31, 2013 and 2012, respectively.  The Company recorded $104 thousand and $85 thousand of interest income on impaired loans for the three months ended March 31, 2013 and 2012, respectively.

Changes in non-performing loans for the period indicated is as follows:

	March 31,
(in thousands)	2013	2012
Balance at January 1,	$9,709	$19,913
Newly placed on non-accrual	624	941
Loans past due 90 days or more and still accruing	(57)	142
Transferred to OREO	—	(239)
Returned to performing status	(73)	—
Additional charge-offs	(546)	(188)
Loan payments	(825)	(1,487)
Balance at March 31,	$8,832	$19,082

The additional interest income that would have been earned on non-accrual and restructured loans for the quarter ended on March 31, 2013 and 2012 in accordance with their original terms approximated $200 thousand and $405 thousand, respectively.

The following table outlines delinquency within the Company’s loan portfolio.

	March 31, 2013	December 31, 2012
Accruing: 30-59 days	0.42%	0.44%
60-89 days	0.09%	0.06%
90 + days	0.00%	0.01%
Non-Accrual	1.43%	1.62%
Total Delinquencies	1.94%	2.13%

The decrease in total delinquencies as a percentage of gross loans at March 31, 2013 was primarily due to the more rigorous collections of non-performing loans.   In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

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

In its evaluation, management considers qualitative and environmental factors, including, but not limited to:

·                  Changes in national, local, and business economic conditions and developments, including the condition of various market segments;

·                  Changes in the nature and volume of the Company’s loan portfolio;

·                  Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;

·                  Changes in the experience, ability and depth of the Company’s management and staff;

·                  Changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors;

·                  Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;

·                  The existence and effect of any concentrations of credit and changes in the level of such concentrations;

·                  The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and

·                  Analysis of its customers’ credit quality, including knowledge of their operating environment and financial condition.

Evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur.  Management monitors the loan portfolio on an ongoing basis with emphasis on weakness in both the real estate market and the economy in general and its effect on repayment.  Adjustments to the ALLL are made based on management’s assessment of the factors noted above.

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

The Company’s ALLL consists of both specific and general components.  At March 31, 2013, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $518 thousand, or 2.8%, of the total ALLL.  A general allocation of $17.9 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 97.2% of the total ALLL of $18.5 million.  The ratio of the ALLL to total loans at March 31, 2013 and December 31, 2012 was 3.00% and 3.10%, respectively, based on total loans of $615.9 million and $597.8 million, respectively.  The decrease in the ratio of the ALLL to total loans primarily reflects and improvement in asset quality.  See “Asset Quality” for further information.

The following table presents an allocation of the ALLL and percent of loans in each category at March 31, 2013 and December 31, 2012:

Allocation of the Allowance for Loan Losses

	March 31, 2013		December 31, 2012
(in thousands)	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,884	15.96%	$1,764	15.09%
Commercial real estate	8,882	40.34%	8,062	38.78%
Construction, land acquisition and development	1,676	3.63%	2,162	5.44%
Commercial and industrial	3,605	18.21%	4,167	18.41%
Consumer	1,739	17.76%	1,708	18.37%
State and political subdivision	687	4.10%	673	3.91%
Total	$18,473	100.00%	$18,536	100.00%

The following table presents an analysis of ALLL for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
(in thousands)	2013	2012
Balance at beginning of period	18,536	$20,834

Credit for loan losses	(1,224)	(136)

Charge-offs:
Residential real estate	(159)	(312)
Commercial real estate	(48)	(154)
Construction land acquisition and development	(110)	—
Commercial and industrial	(45)	(49)
Consumer	(194)	(79)
State and political subdivisions	—	—
Total charge-offs	(556)	(594)

Recoveries:
Residential real estate	8	19
Commercial real estate	45	317
Construction land acquisition and development	5	21
Commercial & industrial	1,516	125
Consumer	143	78
State and political subdivisions	—	—
Total recoveries	1,717	560

Net recoveries (charge-offs)	1,161	(34)
Balance at end of period	$18,473	$20,664

Net (recoveries) charge-offs during the period as a percentage of average loans outstanding during the period	(0.19)%	0.00%

Allowance for loan and lease losses as a percentage of gross loans at March 31	3.00%	3.00%

Other Real Estate Owned

OREO totaled $3.9 million at March 31, 2013, which was a decrease of $73 thousand, from $4.0 million at December 31, 2012.  At March 31, 2013, OREO consisted of 20 properties as compared to 22 properties at December 31, 2012.  Five of the properties held in OREO at March 31, 2013 totaled $2.4 million and represented 61.5% of the total.  Included in OREO at March 31, 2013 were three properties totaling $331 thousand, or 8.5%, of OREO, located outside of the Company’s general market area.  Additionally, $2.6 million, or 65.0%, of OREO is in the Pocono region located within the Company’s primary market area that was severely impacted by the weakened economic environment.

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

The following schedule reflects the roll forward of OREO:

	March 31,	March 31,
(in thousands)	2013	2012
Balance, beginning of period	$3,983	$6,958
Additions	—	239
Recoveries / (write-downs)	—	26
Carrying value of OREO sold	(73)	(1,097)
Balance, end of period	$3,910	$6,126

The following schedule reflects a breakdown of OREO for the periods reviewed:

	March 31,	December 31,
(in thousands)	2013	2012
Land / Lots	$2,856	$2,929
Commercial Real Estate	1,054	1,054
Total Other Real Estate Owned	$3,910	$3,983

The Company did not foreclose on any properties during the three months ended March 31, 2013. There was one property foreclosed upon during the three months ended March 31, 2012.  The expenses related to maintaining OREO and the subsequent write-down of the values related to declines in value since foreclosure amounted to $218 thousand for the three months ended March 31, 2013, compared to $178 thousand for the same period in 2012. There were two properties with an aggregate carrying value of $73 thousand that were sold during the three months ended March 31, 2013. The Company sold four properties with an aggregate carrying value of $1.1 million during the three months ended March 31, 2012. Net gains on the sale of foreclosed properties were $13 thousand and $9 thousand, respectively for the three months ended March 31, 2013 and 2012.

Liabilities

Total liabilities were $892.7 million at March 31, 2013, a decrease of $38.6 million, or 4.2%, from $931.3 million at December 31, 2012. Deposit liabilities decreased $30.9 million, or 3.6%, to $823.7 million at March 31, 2013 compared to $854.6 million at December 31, 2012.  During the same period, non-interest-bearing demand deposits decreased by $10.3 million, or 7.8%, while interest-bearing deposits decreased $20.6 million, or 2.9%.   The Company continued to pursue the pricing strategy it implemented in 2011 to reduce its cost of funds and to concentrate deposit growth on short-term maturities.  The Company continued to reposition maturing longer-term time deposits into short-term products, whenever possible, and allowed the residual to run-off.  Borrowed funds decreased by $6.2 million, or 11.5%, during the first three months of 2013 to $47.7 million from $53.9 million at December 31, 2012.

Equity

Total shareholders’ equity decreased $107 thousand to $36.8 million at March 31, 2013 from $36.9 million at December 31, 2012.  Net income of $1.7 million was more than entirely offset by a $1.8 million reduction in accumulated other comprehensive income.  The decrease in accumulated other comprehensive income was primarily attributed to a decline in the fair value of securities held in the available-for-sale portfolio.  Book value per common share was $2.23 at March 31, 2013 compared to $2.24 at December 31, 2012.

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

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, cash and due from banks and interest-bearing deposits in other banks, are the Company’s most liquid assets.  At March 31, 2013, cash and cash equivalents totaled $32.3 million, a decrease of $82.9 million compared to $115.3 million at December 31, 2012. Cash outlays for investing and financing activities used $49.3 million and $37.1 million, respectively, of cash and cash equivalents during the three months ended March 31, 2013. These outflows more than entirely offset the net cash inflow from operating activities of $3.4 million.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2013. Various estimates regarding prepayment assumptions are made at each level of rate shock.  However, prepayment penalty income is excluded from this analysis.  Actual results could differ significantly from these estimates.

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income should interest rates rise and fall.  The simulation recognizes that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).  ALCO generally looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in the interest rate simulation model. However, given the current interest rate environment, characterized by short-term rates already at or near zero, a decrease of 100 basis points was used.

Economic Value at Risk

Earnings-at-risk simulation measures the short-term risk in the balance sheet.  Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities.  ALCO examines this ratio regularly utilizing a rate shock of +/- 200 basis points in the interest rate simulation model. Similar to the Earnings at Risk calculation, a decrease of 100 basis points was used in this calculation. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of a 200 basis point upward or 100 basis point downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2013 remained constant.  The impact of the rate movements were developed by simulating the effect of an immediate rate shock from the March 31, 2013 levels.

	RATES + 200	RATES – 100
Earnings at risk:
Percent change in net interest income	3.7%	-0.4%

Economic value at risk:
Percent change in economic value of equity	-15.7%	4.4%

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

For the three months ended March 31, 2013, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first three months of 2013.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2012.

Item 4 — Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes made to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty.  The Company has been named as a nominal defendant.   On April 4, 2013, the plaintiff filed a motion to amend the complaint to add claims of professional negligence and aiding and abetting the breach of fiduciary duty against a new defendant, as well as new allegations relating to all claims.  The defendants responded in opposition to the motion on May 1, 2013. The Board had appointed a special litigation committee in January 2012 to investigate the matters raised in the Gray complaint.  The special litigation committee has retained independent counsel to assist with its investigation.  This matter is in a preliminary stage and the Company cannot determine the outcome or potential range of loss at this time.

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

Item 1A — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K for the year ending December 31, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: May 14, 2013	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: May 14, 2013	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 14, 2013	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer