Form 10-Q
period 2013-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2013-08-13
CIK 1035976

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,457,169 shares
(Title of Class)	(Outstanding at August 13, 2013)

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2013	2012
Assets
Cash and cash equivalents:
Cash and due from banks	$18,564	$21,710
Interest-bearing deposits in other banks	15,189	93,561
Total cash and cash equivalents	33,753	115,271
Securities available for sale at fair value	200,586	185,361
Securities held to maturity at amortized cost (fair value $2,410 and $2,483)	2,252	2,198
Stock in Federal Home Loan Bank of Pittsburgh, at cost	3,541	5,957
Loans held for sale	905	1,615
Loans, net of allowance for loan and lease losses of $18,588 and $18,536	623,742	579,396
Bank premises and equipment, net	18,548	18,937
Accrued interest receivable	2,437	2,199
Refundable federal income taxes	11,637	11,637
Intangible assets	550	632
Bank-owned life insurance	27,816	27,461
Other real estate owned	2,778	3,983
Other assets	9,710	13,627
Total Assets	$938,255	$968,274

Liabilities
Deposits
Demand (non-interest-bearing)	$124,985	$131,476
Interest-bearing	704,714	723,137
Total deposits	829,699	854,613
Borrowed funds
FHLB advances	22,301	18,593
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	57,611	53,903
Accrued interest payable	7,586	6,427
Other liabilities	11,823	16,406
Total liabilities	906,719	931,349

Shareholders' Equity
Preferred Shares ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2013 and December 31, 2012
Issued and outstanding: 0 shares at June 30, 2013 and December 31, 2012	-	-
Common Shares ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2013 and December 31, 2012
Issued and outstanding: 16,457,169 shares at June 30, 2013 and December 31, 2012	20,571	20,571
Additional paid-in capital	61,584	61,584
Accumulated deficit	(49,477)	(51,928)
Accumulated other comprehensive (loss) income	(1,142)	6,698
Total shareholders' equity	31,536	36,925
Total Liabilities and Shareholders’ Equity	$938,255	$968,274

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2013	2012	2013	2012
Interest income
Interest and fees on loans	$6,718	$7,529	$13,325	$15,318
Interest and dividends on securities
U.S. government agencies	479	325	902	704
State and political subdivisions, tax-free	806	982	1,796	1,963
State and political subdivisions, taxable	116	119	232	249
Other securities	34	425	69	834
Total interest and dividends on securities	1,435	1,851	2,999	3,750
Interest on interest-bearing deposits and federal funds sold	14	44	53	100
Total interest income	8,167	9,424	16,377	19,168
Interest expense
Deposits
Interest-bearing demand	150	157	308	340
Savings	28	44	54	90
Time ($100,000 and over)	326	385	643	800
Other time	566	791	1,183	1,679
Total interest on deposits	1,070	1,377	2,188	2,909
Interest on borrowed funds
Interest on FHLB advances	128	340	254	754
Interest on subordinated debentures	569	569	1,131	1,138
Interest on junior subordinated debentures	51	57	102	115
Total interest on borrowed funds	748	966	1,487	2,007
Total interest expense	1,818	2,343	3,675	4,916
Net interest income before credit for loan and lease losses	6,349	7,081	12,702	14,252
Credit for loan and lease losses	(2)	(280)	(1,226)	(416)
Net interest income after credit for loan and lease losses	6,351	7,361	13,928	14,668
Non-interest income
Deposit service charges	723	756	1,401	1,493
Net gain on the sale of securities	899	-	1,741	8
Gross other-than-temporary impairment ("OTTI") (losses) gains	-	(117)	-	57
Portion of loss (gain) recognized in OCI (before taxes)	-	21	-	(153)
Other-than-temporary-impairment losses recognized in earnings	-	(96)	-	(96)
Net gain on the sale of loans held for sale	50	247	160	490
Net gain on the sale of other real estate owned	76	145	89	154
Loan-related fees	89	125	197	249
Income from bank-owned life insurance	183	168	355	353
Other	261	199	797	343
Total non-interest income	2,281	1,544	4,740	2,994
Non-interest expense
Salaries and employee benefits	3,243	3,621	6,563	7,259
Occupancy expense	550	499	1,134	1,097
Equipment expense	380	446	756	866
Advertising expense	179	140	256	288
Data processing expense	504	596	1,068	1,070
FDIC assessment	494	603	1,026	1,203
Bank shares tax	241	275	482	551
Expense of other real estate	232	226	450	404
(Credit) provision for off-balance sheet commitments	(55)	252	(176)	187
Legal expense	566	738	1,181	1,462
Professional fees	326	1,003	877	2,521
Insurance expenses	296	235	619	467
Loan collection expense	20	136	247	365
Other operating expenses	936	1,102	1,734	2,054
Total non-interest expense	7,912	9,872	16,217	19,794
Income (loss) before income taxes	720	(967)	2,451	(2,132)
Provision for income taxes	-	-	-	-
Net income (loss)	$720	$(967)	$2,451	$(2,132)

Earnings (loss) per share
Basic	$0.04	$(0.06)	$0.15	$(0.13)
Diluted	$0.04	$(0.06)	$0.15	$(0.13)

Cash dividends declared per common share	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,457,169	16,442,119	16,457,169	16,442,119
Diluted	16,457,169	16,442,119	16,457,169	16,442,119

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income (loss)	$720	$(967)	$2,451	$(2,132)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale	(8,195)	1,458	(10,138)	5,298
Taxes	2,786	(496)	3,447	(1,800)
Net of tax amount	(5,409)	962	(6,691)	3,498

Non-credit related losses (gains) on OTTI securities not expected to be sold	-	117	-	(57)
Taxes	-	(40)	-	19
Net of tax amount	-	77	-	(38)

Reclassification adjustment for (gains) losses included in net income (loss)	(899)	96	(1,741)	88
Taxes	306	(33)	592	(30)
Net of tax amount	(593)	63	(1,149)	58

Total other comprehensive (loss) income	(6,002)	1,102	(7,840)	3,518

Total comprehensive (loss) income	$(5,282)	$135	$(5,389)	$1,386

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Number		Additional		Accumulated	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	Loss	Equity
Balances, December 31, 2011	16,442,119	$20,552	$61,557	$(38,217)	$(3,967)	$39,925
Net loss for the period	-	-	-	(2,132)	-	(2,132)
Other comprehensive income, net of tax of $1,811	-	-	-	-	3,518	3,518
Balances, June 30, 2012	16,442,119	$20,552	$61,557	$(40,349)	$(449)	$41,311

Balances, December 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the period	-	-	-	2,451	-	2,451
Other comprehensive loss, net of tax of $4,039	-	-	-	-	(7,840)	(7,840)
Balances, June 30, 2013	16,457,169	$20,571	$61,584	$(49,477)	$(1,142)	$31,536

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,451	$(2,132)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities accretion, net	(55)	(830)
Equity in trust	(3)	(2)
Depreciation and amortization	618	619
Credit for loan and lease losses	(1,226)	(416)
(Credit) provision for off balance sheet commitments	(176)	187
Gain on sale of investment securities	(1,741)	(8)
Other-than temporary impairment losses	-	96
Gain on the sale of loans held for sale	(186)	(490)
Valuation adjustment, loans held for sale	26	-
Gain on the sale of other real estate owned	(89)	(154)
Valuation adjustment, other real estate owned	105	(20)
Income from bank-owned life insurance	(355)	(353)
Proceeds from the sale of loans held for sale	6,724	17,117
Funds used to originate loans held for sale	(5,854)	(16,541)
(Increase) decrease in interest receivable	(238)	987
Decrease in other assets	4,374	363
Increase in interest payable	1,159	244
(Decrease) increase in other liabilities	(956)	493
Total adjustments	2,127	1,292
Net cash provided by (used in) provided by operating activities	4,578	(840)

Cash flows from investing activities:
Maturities, calls, and principal payments of investment securities available-for-sale	8,459	19,381
Sales of securities available-for-sale	40,177	-
Purchases of securities available-for-sale	(73,997)	(19,811)
Purchases of Federal Reserve Bank stock	-	(90)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,416	819
Net (increase) decrease in loans to customers	(43,027)	56,195
Proceeds from the sale of other real estate owned	1,348	2,336
Purchases of property and equipment	(266)	(1,179)
Net cash (used in) provided by investing activities	(64,890)	57,651

Cash flows from financing activities:
Net decrease in total deposits	(24,914)	(120,437)
Proceeds from FHLB advances	10,000	15,737
Repayment of FHLB advances	(6,292)	(27,997)
Net cash used in financing activities	(21,206)	(132,697)
Net decrease in cash and cash equivalents	(81,518)	(75,886)
Cash and cash equivalents at beginning of period	115,271	168,646
Cash and cash equivalents at end of period	$33,753	$92,760

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,516	$3,929
Income taxes	-	25
Other transactions:
Principal balance of loans transferred to OREO	159	506
Transfer from loans held for sale to loans	-	94

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.	Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In the opinion of management, all adjustments necessary for a fair presentation of the results for the three and six month periods ended June 30, 2013 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended June 30, 2013, may not be indicative of future results of operations and financial position.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for loan and lease losses (“ALLL”), investment security valuations, the evaluation of investment securities and other real estate owned (“OREO”) for impairment, and the evaluation of deferred income taxes.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in our Annual Report filed on Form 10-K as of and for the year ended December 31, 2012 and the Company’s Quarterly Report filed on Form 10-Q for the three months ended March 31, 2013.

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

ASU No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” improves the transparency of reporting these reclassifications. The new amendments require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. The Company adopted ASU 2013-02 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company; however see Note 9 to the consolidated financial statements for additional disclosures related to the adoption of ASU No. 2013-02.

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

During the six months ended June 30, 2013, and the year ended December 31, 2012, the Company incurred approximately $143 thousand and $585 thousand, respectively, of expenses related to complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders. In the future, the Company may continue to experience increased costs related to compliance with these regulatory agreements and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement. The Company expects, however, that future compliance expenses will continue to decrease from the 2012 level.

The Order and Agreement have not and are not expected to have an impact on the Company’s ability to attract and maintain deposits or the Company’s cost of funds. In order to meet the increased capital requirements imposed under the Order and the Agreement, however, unless the Company is able to raise additional capital, the Company could be limited in the aggregate amount of loans it can have outstanding, which may constrain loan growth. While it is not anticipated that the Order and the Agreement will have an impact on the Company’s net interest margin, the overall cost of compliance with the Order and the Agreement is expected to impact profitability at least through the end of 2013.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. As of August 12, 2013, the Company and the Bank are restricted from paying any dividends without regulatory approval.

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

In July 2013, the Federal Reserve, the OCC and the FDIC approved the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”) implementing regulatory capital reforms and changes required by the Dodd-Frank Act.

The Regulatory Capital Rules are effective on January 1, 2014; however, the mandatory compliance date for the Company and the Bank as “standardized approach” banking organizations begins on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the Regulatory Capital Rules will be:

(i) a new common equity Tier 1 capital ratio of 4.5%;

(ii) a Tier 1 capital ratio of 6% (increased from 4%);

(iii) a total capital ratio of 8% (unchanged from current rules); and

(iv) a Tier 1 leverage ratio of 4% for all institutions.

The Regulatory Capital Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios:

(i) a common equity Tier 1 capital ratio of 7.0%;

(ii) a Tier 1 capital ratio of 8.5%; and

(iii) a total capital ratio of 10.5%.

The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Regulatory Capital Rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.

The Regulatory Capital Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions will take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

Current quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

In accordance with the Order, the Bank is required to achieve and thereafter maintain total risk-based capital equal to at least 13% of risk-weighted assets and Tier 1 capital equal to at least 9% of adjusted total assets. At June 30, 2013 and December 31, 2012, the Bank was not in compliance with these requirements. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at June 30, 2013 and December 31, 2012 are presented in the following table:

Capital Analysis

	June 30,	December 31,
(in thousands)	2013	2012
Company
Tier I capital:
Total tier I capital	$42,098	$39,587
Tier II capital:
Subordinated notes	21,051	19,796
Allowable portion of allowance for loan losses	8,513	8,452
Total tier II capital	29,564	28,248
Total risk-based capital	71,662	67,835
Total risk-weighted Assets	$670,381	$665,323

Bank
Tier I capital:
Total tier I capital	$73,725	$69,963
Tier II capital:
Allowable portion of allowance for loan losses	8,508	8,447
Total tier II capital	8,508	8,447
Total risk-based capital	82,233	78,410
Total risk-weighted assets	$669,968	$664,914

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2013
Total capital (to risk-weighted assets)
Company	$71,662	10.69%	$	>53,630	8.00%		N/A	N/A
Bank	$82,233	12.27%	$	>53,597	8.00%	$	>66,997	10.00%
Tier I capital (to risk-weighted assets)
Company	$42,098	6.28%	$	>26,815	4.00%		N/A	N/A
Bank	$73,725	11.00%	$	>26,799	4.00%	$	>40,198	6.00%
Tier I capital (to average assets)
Company	$42,098	4.57%	$	>36,831	4.00%		N/A	N/A
Bank	$73,725	8.01%	$	>36,817	4.00%	$	>46,021	5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2012
Total capital (to risk-weighted assets)
Company	$67,835	10.20%	$	>53,226	>8.00%		N/A	N/A
Bank	$78,410	11.79%	$	>53,193	>8.00%	$	>66,491	>10.00%
Tier I capital (to risk-weighted assets)
Company	$39,587	5.95%	$	>26,613	>4.00%		N/A	N/A
Bank	$69,963	10.52%	$	>26,597	>4.00%	$	>39,895	>6.00%

Tier I capital (to average assets)
Company	$39,587	4.07%	$	>38,879	>4.00%		N/A	N/A
Bank	$69,963	7.20%	$	>38,865	>4.00%	$	>48,581	>5.00%

Note 4.	Loans

Loans receivable, net, consists of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(in thousands)	2013	2012
Residential real estate	$109,805	$90,228
Commercial real estate	240,130	221,591
Construction, land acquisition, and development	25,374	32,502
Commercial and industrial	111,437	109,693
Consumer	113,187	109,783
State and political subdivisions	42,081	33,978
Total loans, gross	642,014	597,775
Unearned discount	(80)	(103)
Net deferred loan fees and costs	396	260
Allowance for loan and lease losses	(18,588)	(18,536)
Loans, net	$623,742	$579,396

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors. See Note 10 to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans primarily for sale in the secondary market. During the three and six month periods ended June 30, 2013, the Company sold $2.9 and $6.5 million, respectively, of one-to-four family mortgages. The Company retains servicing rights on these mortgages.

The Company had $905 thousand and $1.6 million in loans held-for-sale at June 30, 2013 and December 31, 2012, respectively. All loans held for sale are one-to-four family residential mortgage loans.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

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

The Company provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

(1)	Specific allowances are established for impaired loans, which are defined by the Company as all loan relationships with an aggregate outstanding balance greater than $100 thousand that are rated substandard and on non-accrual status, rated doubtful or loss, and all troubled debt restructured loans (“TDRs”). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The Company divides its portfolio into loan segments, with loans exhibiting similar characteristics. Loans rated special mention or substandard and accruing which are embedded in these loan segments are then separated from these loan segments. These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these types of loans. The Company applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s own historical loss experience based on the loss rate for each segment of loans with similar risk characteristics in its portfolio. In addition, management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical experience, which are discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s operating results or financial condition.

Management makes adjustments for loan losses based on its evaluation of several qualitative and environmental factors, including but not limited to:

•	Changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the Company’s loan portfolio;
•	Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	Changes in the experience, ability and depth of the Company’s lending management and staff;
•	Changes in the quality of the Company's loan review system and the degree of oversight by the Company’s Board of Directors;
•	Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company's current loan portfolio; and
•	Analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

The following tables present the activity in the ALLL by loan category for the three and six months ended June 30, 2013 and 2012:

	Real Estate
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Three months ended June 30, 2013:
Allowance for loan losses:
Beginning balance, April 1, 2013	$1,884	$8,882	$1,676	$3,605	$1,739	$687	$18,473
Charge-offs	(188)	-	-	(83)	(165)	-	(436)
Recoveries	173	64	114	69	133	-	553
Provisions	276	(1,123)	600	(104)	53	296	(2)
Ending balance, June 30, 2013	$2,145	$7,823	$2,390	$3,487	$1,760	$983	$18,588

Three months ended June 30, 2012:
Allowance for loan losses:
Beginning balance, April 1, 2012	$1,799	$10,741	$2,845	$3,405	$1,457	$417	$20,664
Charge-offs	(131)	(742)	-	(101)	(170)	-	(1,144)
Recoveries	15	13	234	57	41	-	360
Provisions	322	(220)	(1,414)	697	296	39	(280)
Ending balance, June 30, 2012	$2,005	$9,792	$1,665	$4,058	$1,624	$456	$19,600

Six months ended June 30, 2013:
Allowance for loan losses:
Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536
Charge-offs	(347)	(48)	(110)	(128)	(359)	-	(992)
Recoveries	181	109	119	1,585	276	-	2,270
Provisions	547	(300)	219	(2,137)	135	310	(1,226)
Ending balance, June 30, 2013	$2,145	$7,823	$2,390	$3,487	$1,760	$983	$18,588

Six months ended June 30, 2012:
Allowance for loan losses:
Beginning balance, January 1, 2012	$1,823	$11,151	$2,590	$3,292	$1,526	$452	$20,834
Charge-offs	(443)	(896)	-	(150)	(249)	-	(1,738)
Recoveries	34	330	255	182	119	-	920
Provisions	591	(793)	(1,180)	734	228	4	(416)
Ending balance, June 30, 2012	$2,005	$9,792	$1,665	$4,058	$1,624	$456	$19,600

The following tables present the allocation of the allowance for loan losses and the related loan by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2013 and December 31, 2012:

	Real Estate
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$27	$336	$75	$-	$-	$-	$438
Collectively evaluated for impairment	2,118	7,487	2,315	3,487	1,760	983	18,150
Total	$2,145	$7,823	$2,390	$3,487	$1,760	$983	$18,588

Loans receivable:
Individually evaluated for impairment	$2,078	$10,235	$931	$-	$-	$-	$13,244
Collectively evaluated for impairment	107,727	229,895	24,443	111,437	113,187	42,081	628,770
Total	$109,805	$240,130	$25,374	$111,437	$113,187	$42,081	$642,014

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$40	$268	$2	$-	$-	$-	$310
Collectively evaluated for impairment	1,724	7,794	2,160	4,167	1,708	673	18,226
Total	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536

Loans receivable:
Individually evaluated for impairment	$2,773	$11,459	$993	$-	$-	$-	$15,225
Collectively evaluated for impairment	87,455	210,132	31,509	109,693	109,783	33,978	582,550
Total	$90,228	$221,591	$32,502	$109,693	$109,783	$33,978	$597,775

Credit Quality Indicators – Commercial Loans

The Company continuously monitors the credit quality of its commercial loans. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that its credit risk ratings are the key credit quality indicator that best help management monitor the credit quality of the Company’s loan receivables.

The Bank’s commercial loan classification and credit grading processes are part of the lending, underwriting, and credit administration functions to ensure an ongoing assessment of credit quality. Accurate and timely loan classification and credit grading is a critical component of loan portfolio management. Loan officers are required to review their loan portfolio risk ratings regularly for accuracy. The loan review function uses the same risk rating system in the loan review process. This allows an independent third party to assess the quality of the portfolio and compare the accuracy of ratings with the loan officer’s and management’s assessment.

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

The Company utilizes a loan rating system that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial loans include commercial indirect auto loans which are not individually risk rated, and Construction, Land Acquisition and Development Loans include residential construction loans which are also not individually risk rated. These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators – Other Loans” below. The Company risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using its credit grading system. The grading system contains the following basic risk categories:

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

Special Mention – Assets classified as special mention assets do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but do possess credit deficiencies or potential weaknesses deserving close attention.  Special Mention assets have a potential weakness or pose an unwarranted financial risk which, if not corrected, could weaken the asset and increase risk in the future.

Substandard – Assets classified as substandard have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances.

Loss – Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

The following tables present the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at June 30, 2013 and December 31, 2012:

	Commercial Credit Quality Indicators
	June 30, 2013
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$19,289	$208,437	$16,520	$100,137	$2,622	$36,900	$383,905
Special mention	1,228	15,258	-	1,546	-	788	18,820
Substandard	1,297	16,435	7,206	4,406	142	4,393	33,879
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$21,814	$240,130	$23,726	$106,089	$2,764	$42,081	$436,604

	Commercial Credit Quality Indicators
	December 31, 2012
	Real Estate
(in thousands)	Residential Real Esate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$17,138	$189,903	$23,052	$93,484	$3,324	$28,204	$355,105
Special mention	564	8,587	57	7,437	-	849	17,494
Substandard	2,309	23,101	7,395	3,395	143	4,925	41,268
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$20,011	$221,591	$30,504	$104,316	$3,467	$33,978	$413,867

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools. The following table presents the recorded investment in residential real estate loans, consumer loans and commercial indirect auto loans based on payment activity as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Accruing	Non-Accruing		Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Construction, land acquisition and development - residential	$1,648	$-	$1,648	$1,998	$-	$1,998
Residential real estate	85,923	2,068	87,991	68,446	1,771	70,217
Commercial - indirect auto	5,338	10	5,348	5,377	-	5,377
Consumer	110,344	79	110,423	106,272	44	106,316
Total	$203,253	$2,157	$205,410	$182,093	$1,815	$183,908

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $8.2 million and $9.7 million at June 30, 2013 and December 31, 2012, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be fewer than 90 days delinquent and still be on a non-accruing status. Loans past due 90 days or more and still accruing interest were $123 thousand and $57 thousand at June 30, 2013 and December 31, 2012, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following tables set forth the detail, and delinquency status, of past due and non-accrual loans at June 30, 2013 and December 31, 2012:

	Performing and Non-Performing Loan Delinquency Status

	June 30, 2013
	Delinquency Status
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Performing (accruing) loans
Real estate:
Residential real estate	$106,526	$467	$99	$-	$107,092
Commercial real estate	235,125	198	57	-	235,380
Construction, land acquisition and development	24,879	72	-	-	24,951
Total real estate	366,530	737	156	-	367,423

Commercial and industrial	110,432	596	140	122	111,290

Consumer	111,531	1,198	284	1	113,014

State and political subdivisions	42,081	-	-	-	42,081

Total performing (accruing) loans	630,574	2,531	580	123	633,808

Non-accrual loans
Real estate:
Residential real estate	1,008	220	42	1,443	2,713
Commercial real estate	4,403	-	-	347	4,750
Construction, land acquisition and development	50	-	373	-	423
Total real estate	5,461	220	415	1,790	7,886

Commercial and industrial	31	10	41	65	147

Consumer	89	6	3	75	173

State and political subdivisions	-	-	-	-	-

Total non-accrual loans	5,581	236	459	1,930	8,206

Total loans receivable	$636,155	$2,767	$1,039	$2,053	$642,014

	Performing and Non-Performing Loan Delinquency Status

	December 31, 2012
	Delinquency Status
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Performing (accruing) loans
Real estate:
Residential real estate	$86,301	$422	$31	$30	$86,784
Commercial real estate	216,100	194	-	-	216,294
Construction, land acquisition and development	31,899	29	-	-	31,928
Total real estate	334,300	645	31	30	335,006

Commercial and industrial	108,932	517	20	27	109,496

Consumer	107,821	1,489	333	-	109,643

State and political subdivisions	33,978	-	-	-	33,978

Total performing (accruing) loans	585,031	2,651	384	57	588,123

Non-accrual loans
Real estate:
Residential real estate	953	105	230	2,156	3,444
Commercial real estate	250	121	4,352	574	5,297
Construction, land acquisition and development	446	-	-	128	574
Total real estate	1,649	226	4,582	2,858	9,315

Commercial and industrial	61	30	11	95	197

Consumer	2	-	2	136	140

State and political subdivisions	-	-	-	-	-

Total non-accrual loans	1,712	256	4,595	3,089	9,652

Total loans receivable	$586,743	$2,907	$4,979	$3,146	$597,775

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100,000 and performing TDRs, amounted to $13.2 million and $15.2 million at June 30, 2013 and December 31, 2012, respectively. The related allowance on impaired loans was $0.4 million and $0.3 million at June 30, 2013 and December 2012, respectively.

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2013 and December 31, 2012. Non-accrual loans, other than TDRs, with individual balances less than $100 thousand are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with individual balances less than $100 thousand that were evaluated under ASC 450 amounted to $1.4 million at June 30, 2013 and $1.9 million at December 31, 2012, respectively.

Impaired Loans
	June 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate
Residential real estate	$1,666	$1,825	$-
Commercial real estate	4,460	4,969	-
Construction, land acquisition and development	-	-	-
Total real estate	6,126	6,794	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no allowance recorded	6,126	6,794	-

With a related allowance recorded:
Real estate
Residential real estate	412	562	27
Commercial real estate	5,775	5,775	336
Construction, land acquisition and development	931	1,037	75
Total real estate	7,118	7,374	438

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	7,118	7,374	438

Total impaired loans
Real estate
Residential real estate	2,078	2,387	27
Commercial real estate	10,235	10,744	336
Construction, land acquisition and development	931	1,037	75
Total real estate	13,244	14,168	438

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans	$13,244	$14,168	$438

Impaired Loans
	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,275	$1,378	$-
Commercial real estate	389	665	-
Construction, land acquisition and development	709	804	-
Total real estate	2,373	2,847	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no allowance recorded	2,373	2,847	-

With a related allowance recorded:
Real estate:
Residential real estate	1,498	1,512	40
Commercial real estate	11,069	11,069	268
Construction, land acquisition and development	285	285	2
Total real estate	12,852	12,866	310

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	12,852	12,866	310

Total impaired loans:
Real estate:
Residential real estate	2,773	2,890	40
Commercial real estate	11,459	11,734	268
Construction, land acquisition and development	993	1,088	2
Total real estate	15,225	15,712	310

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans	$15,225	$15,712	$310

The following table presents by loan portfolio class, the average balance and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
(in thousands)
Residential real estate	$1,980	$2	$3,046	$3	$2,275	$4	$3,235	$6
Commercial real estate	10,449	81	13,078	69	10,833	174	13,056	139
Construction, land acquisition and development	935	7	2,911	10	1,010	16	2,934	22
Total real estate	13,364	90	19,035	82	14,118	194	19,225	167

Commercial and industrial	-	-	3,481	-	-	-	3,676	-

Consumer	-	-	31	-	-	-	31	-

State and political subdivisions	-	-	88	-	-	-	58	-

Total impaired loans	$13,364	$90	$22,635	$82	$14,118	$194	$22,990	$167

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $189 thousand and $389 thousand for the three and six months ended June 30, 2013, respectively, and $430 thousand and $835 thousand for the three and six months ended June 30, 2012, respectively.

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans (“TDRs”) at June 30, 2013 and December 31, 2012 were $11.9 million and $8.9 million, respectively. Accruing and non-accruing TDRs were $6.5 million and $5.4 million, respectively at June 30, 2013 and $7.5 million and $1.4 million, respectively at December 31, 2012. Approximately $413 thousand and $257 thousand in specific reserves have been established for these loans as of June 30, 2013 and December 31, 2012, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled debt restructuring:
Residential real estate	-	$-	$-	-	$-	$-
Commercial real estate	1	4,084	4,084	2	4,561	4,561
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Total new troubled debt restructuring	1	$4,084	$4,084	2	$4,561	$4,561

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled debt restructuring:
Residential real estate	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	1	39	39
Commercial and industrial	-	-	-	-	-	-
Total new troubled debt restructuring	-	$-	$-	1	$39	$39

One of the loans modified as a TDR during the six months ended June 30, 2013 is supported by a 90.0% guarantee by the Small Business Administration. The unguaranteed portion of this loan was $408 thousand and the restructuring had no effect on the ALLL at June 30, 2013. The other loan modified as a TDR during the six months ended June 30, 2013 resulted in an increase to the ALLL of $3 thousand at June 30, 2013.

The following table shows the types of modifications made during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
			Construction,				Construction,
	Residential	Commercial	Land Acquisition and		Residential	Commercial	Land Acquisition and
(in thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification:
Extension of term	$-	$-	$-	$-	$-	$-	$-	$-
Principal forebearance	-	4,084	-	4,084	-	4,561	-	4,561
Total TDRs	$-	$4,084	$-	$4,084	$-	$4,561	$-	$4,561

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
			Construction,				Construction,
	Residential	Commercial	Land Acquisition and		Residential	Commercial	Land Acquisition and
(in thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification:
Extension of term	$-	$-	$-	$-	$-	$-	$39	$39
Principal forbearance	-	-	-	-	-	-	-	-
Total TDRs	$-	$-	$-	$-	$-	$-	$39	$39

There were no TDRs that re-defaulted during the three months and six months ended June 30, 2013. The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the three and six months ended June 30, 2012 that were restructured within the last twelve months prior to re-default:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(in thousands)
Commercial real estate	-	$-	-	$-
Construction, land acquistion and development	1	408	1	408
Total	1	$408	1	$408

Note 5. Other Real Estate Owned

The following schedule presents a breakdown of OREO at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(in thousands)	2013	2012
Land/lots	$2,235	$2,929
Commercial real estate	446	1,054
Residential real estate	97	-
Total	$2,778	$3,983

The following schedule presents the activity in OREO for the six months ended June 30, 2013 and 2012:

	Six Month Ended June 30,
(in thousands)	2013	2012
Balance, January 1,	$3,983	$6,958
Additions	159	506
Valuation adjustments	(105)	20
Carrying value of OREO sold	(1,259)	(2,182)
Balance, June 30,	$2,778	$5,302

The following table presents the components of net expense of OREO for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012
Insurance	$63	$39
Legal fees	82	30
Maintenance	27	29
Income from the operation of foreclosed properties	(17)	(10)
Professional fees	23	78
Real estate taxes	102	204
Utilities	9	9
Other	56	45
Impairment charges (credits)	105	(20)
Total	$450	$404

Note 6.  Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent.  The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities available-for-sale and held-to-maturity at June 30, 2013 and December 31, 2012:

	June 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$1,811	$34	$-	$1,845
Obligations of state and political subdivisions	74,046	2,952	2,158	74,840
Government sponsored agency
Collateralized mortgage obligations	23,673	255	742	23,186
Government sponsored agency
Residential mortgage-backed securities	101,276	339	2,269	99,346
Corporate debt securities	500	-	94	406
Equity securities	1,010	-	47	963
Total available-for-sale securities	$202,316	$3,580	$5,310	$200,586

Held-to-maturity:
Obligations of state and political subdivisions	$2,252	$158	$-	$2,410

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale
Obligations of U.S. government agencies	$1,821	$70	$-	$1,891
Obligations of state and political subdivisions	95,312	8,922	733	103,501
Government sponsored agency
Collateralized mortgage obligations	8,805	311	13	9,103
Government sponsored agency
Residential mortgage-backed securities	67,765	1,920	229	69,456
Corporate debt securities	500	-	90	410
Equity securities	1,010	-	10	1,000
Total available-for-sale securities	$175,213	$11,223	$1,075	$185,361

Held-to-maturity
Obligations of state and political subdivisions	$2,198	$285	$-	$2,483

At June 30, 2013 and December 31, 2012, securities with a carrying amount of $176.8 million and $185.0 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the amortized cost and fair value of the Company’s debt securities at June 30, 2013 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
One year through five years	880	845	-	-
After five years through ten years	25,038	25,853	2,252	2,410
After ten years	50,439	50,393	-	-
Collateralized mortgage obligations	23,673	23,186	-	-
Residential mortgage-backed securities	101,276	99,346	-	-
Total	$201,306	$199,623	$2,252	$2,410

Gross proceeds from the sale of securities for the three and six months ended June 30, 2013 were $23.1 million and $40.2 million, respectively. Gross realized gains were $1.3 million and $2.1 million for the three months and six months ended June 30, 2013, respectively, and gross realized losses were $408 thousand for both the three months and six months ended June 30, 2013. There were no securities sold during the three months and six months ended June 30, 2012. The Company recognized gains of $0 thousand and $8 thousand on securities called during the three months and six months ended June 30, 2012, respectively.

The following tables indicate the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$17,298	$1,858	$2,181	$300	$19,479	$2,158
Government-sponsored agency
collateralized mortgage obligations	18,032	742	-	-	18,032	742
Government-sponsored agency
residential mortgage-backed securities	91,444	2,269	-	-	91,444	2,269
Corporate debt securities	-	-	406	94	406	94
Equity securities	953	47	-	-	953	47
Total	$127,727	$4,916	$2,587	$394	$130,314	$5,310

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$8,649	$398	$4,139	$335	$12,788	$733
Government-sponsored agency
collateralized mortgage obligations	1,485	13	2	-	1,487	13
Government-sponsored agency
residential mortgage-backed securities	12,899	229	-	-	12,899	229
Corporate debt securities	-	-	410	90	410	90
Equity securities	990	10	-	-	990	10
Total	$24,023	$650	$4,551	$425	$28,574	$1,075

The majority of the Company’s securities portfolio is comprised of obligations of states and political subdivisions, residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations. The Company held 77 securities that were in an unrealized loss position at June 30, 2013. Substantially all of the unrealized losses relate to debt securities.

In determining whether unrealized losses are other-than-temporary, management considers the following factors:

•	The causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
•	The severity and duration of the decline;
•	The Company’s ability and intent to hold the security to allow for recovery in fair value, as well as the likelihood of such a recovery in the near term;
•	The Company’s intent to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.

Management performed a review of the fair values of all securities as of June 30, 2013 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that other than temporary impairment (“OTTI”) did not exist at June 30, 2013. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at June 30, 2013 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and collateralized mortgage obligations relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There were two obligations of state and political subdivisions that were either non-rated or had a rating below A. According to this analysis, these two bonds were considered investment grade.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations (“PreTSLs”):

At June 30, 2012, the Company’s PreTSLs were comprised of four securities that were collateralized by debt issued by bank holding companies and insurance companies with an aggregate amortized cost of $10.4 million and an estimated fair value of $3.9 million. The Company divested its entire holdings of PreTSLs during 2012 and held no such securities at June 30, 2013.

The following table provides a cumulative rollforward of credit losses recognized:

Rollforward of Cumulative Credit Losses

	2013	2012
Beginning balance January 1	$-	$8,619
Credit losses on debt securities for which OTTI was not previously recognized	-	-
Additional credit losses on debt securities for which OTTI was previously recognized	-	96
Less: sale of PreTSLs for which OTTI was previously recognized	-	-
Ending balance, June 30	$-	$8,715

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $4.9 million and $7.3 million at June 30, 2013 and December 31, 2012, respectively. FRB stock of $1.3 million is included in Other Assets at June 30, 2013 and December 31, 2012. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at June 30, 2013.

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

Securities

The estimated fair values of available- for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government sponsored agency collateralized mortgage obligations, government sponsored agency residential mortgage backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company. The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

At June 30, 2013, the Company owned one security issued by a state and political subdivision with an amortized cost of $880 thousand and fair value of $845 thousand that is valued using Level 3 inputs. The market for this security has not been active since the credit rating of the issuer was downgraded by several nationally recognized credit rating agencies in 2010. The Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security at June 30, 2013.

Loans

Except for collateral dependent impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. The Company does not record loans at fair value on a recurring basis. However from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of the collateral is based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparable collateral included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

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

Deposits

The fair value of demand deposits, savings deposits, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated based on discounted cash flows using FHLB advance rates for currently-offered, similar-remaining maturities.

Borrowed funds

The Bank uses discounted cash flows using rates currently available for debt with similar terms and remaining maturities, as well as the Company’s credit worthiness, to estimate fair value.

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

Assets measured at fair value on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Fair Value Measurements at June 30, 2013
		Quoted prices	Significant	Significant
		in active markets	observable	unobservable
		for identical assets	inputs	inputs
(in thousands)	Fair value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,845	$-	$1,845	$-
Government-sponsored agency
collateralized mortgage obligations	23,186	-	23,186	-
Government-sponsored agency
residential mortgage-backed securities	99,346	-	99,346	-
Obligations of state and political subdivisions	74,840	-	73,995	845
Corporate debt securities	406	-	406	-
Equity securities	963	963	-	-
Total securities available-for-sale	$200,586	$963	$198,778	$845

		Fair Value Measurements at December 31, 2012
		Quoted prices	Significant	Significant
		in active markets	observable	unobservable
		for identical assets	inputs	inputs
(in thousands)	Fair value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,891	$-	$1,891	$-
Government-sponsored agency
collateralized mortgage obligations	9,103	-	9,103	-
Government-sponsored agency
residential mortgage-backed securities	69,456	-	69,456	-
Obligations of state and political subdivisions	103,501	-	101,762	1,739
Corporate debt securities	410	-	410	-
Equity securities	1,000	1,000	-	-
Total securities available-for-sale	$185,361	$1,000	$182,622	$1,739

The tables below present a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2013 and 2012:

Fair Value Measurements

Using Significant Unobservable Inputs (Level 3)

(in thousands)	State and Political Subdivisions
Balance at December 31, 2012	$1,739
Amortization	-
Accretion	-
Payments received	(285)
Sales	(622)
Total gains or losses (realized/unrealized):
Included in earnings	2
Included in other comprehensive income	11
Balance at June 30, 2013	$845

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2011	$3,801	$2,811	$36,256	$42,868
Amortization	-	-	(246)	(246)
Accretion	-	-	61	61
Payments received	(69)	(270)	(6,927)	(7,266)
Purchases	-	-	14,691	14,691
Total gains or losses (realized/unrealized):
Included in earnings	(96)	-	-	(96)
Included in other comprehensive income	221	52	51	324
Balance at June 30, 2012	$3,857	$2,593	$43,886	$50,336

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2013.

Assets measured at fair value on a non-recurring basis

Assets newly measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013
(in thousands)	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent impaired loans	$6,695	$-	$-	$6,695
Other real estate owned	1,617	-	-	1,617

	Fair Value Measurements at December 31, 2012
(in thousands)	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent impaired loans	$7,816	$-	$-	$7,816
Other real estate owned	2,455	-	-	2,455

(1)	Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

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

Other real estate owned properties are recorded at the fair value less the estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, the balance might be subject to additional write-downs. It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans, including OREO, and it estimates fair value using those appraisals. Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements. The amounts in the table above represent the value of OREO properties that were subject to additional write-downs subsequent to foreclosure.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value	June 30, 2013		December 31, 2012
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$33,753	$33,753	$115,271	$115,271
Securities available-for-sale	See previous table	200,586	200,586	187,559	187,844
Securities held-to-maturity	Level 2	2,252	2,410	2,198	2,483
FHLB and FRB Stock	Level 2	4,892	4,892	7,308	7,308
Loans, held for sale	Level 3	905	905	1,615	1,615
Loans, net	Level 2	623,742	629,301	579,396	592,504
Accrued interest receivable	Level 2	2,437	2,437	2,199	2,199
Mortgage servicing rights	Level 3	600	953	675	884

Financial liabilities
Deposits	Level 2	829,699	832,110	854,613	858,970
Borrowed funds	Level 2	57,611	61,037	53,903	59,021
Accrued interest payable	Level 2	7,586	7,586	6,427	6,427

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2013	2012	2013	2012
Net income (loss)	$720	$(967)	$2,451	$(2,132)

Basic weighted-average number of common shares outstanding	16,457,169	16,442,119	16,457,169	16,442,119
Plus: common share equivalents	-	-	-	-
Diluted weighted-average number of common shares outstanding	16,457,169	16,442,119	16,457,169	16,442,119

Earnings per common share:
Basic	$0.04	$(0.06)	$0.15	$(0.13)
Diluted	$0.04	$(0.06)	$0.15	$(0.13)

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented. Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.

Note 9. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Operations	Income	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(899)	Net gain on sale of securities	$(1,741)	Net gain on sale of securities
Taxes	306	Income taxes	592	Income taxes
Net of tax amount	$(593)		$(1,149)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Operations	Income	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net losses reclassified into net income	$-	Net gain on sale of securities	$(8)	Net gain on sale of securities
Reclassification adjustment for net losses reclassified into net income	96	OTTI	$96	OTTI
Taxes	(33)	Income taxes	(30)	Income taxes
Net of tax amount	$63		$58

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$4,860	$(1,551)	$6,698	$(3,967)
Other comprehensive (loss) income before reclassifications	(5,409)	1,039	(6,691)	3,460
Amounts reclassified from accumulated other comprehensive income (loss)	(593)	63	(1,149)	58
Net other comprehensive (loss) income during the period	(6,002)	1,102	(7,840)	3,518
Ending balance	$(1,142)	$(449)	$(1,142)	$(449)

Note 10. Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the six months ended June 30, 2013 and 2012:

	June 30,
(in thousands)	2013	2012
Outstanding at beginning of the year	$33,296	$87,442
New loans and advances	27,430	22,193
Repayments / reductions	(25,104)	(77,336)
Other (1)	(256)	-
Outstanding at end of period	$35,366	$32,299

(1)	Represents loans to related parties that ceased being related parties during the period.

At June 30, 2013, loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements totaled $187 thousand.

Included in related party loans is $10.8 million outstanding under a commercial line of credit (“line”) to a company owned by a director. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $4.3 million is outstanding. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2013 and December 31, 2012 amounted to $54.0 million and $66.7 million, respectively. Interest paid on the deposits amounted to $36 thousand and $79 thousand for the six months ended June 30, 2013 and 2012, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments for these services of $1.5 million and $504 thousand for the six months ended June 30, 2013 and 2012, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10.0 million at both June 30, 2013 and December 31, 2012. There was no interest paid to directors on these notes for the six months ended June 30, 2013 and 2012. Interest accrued and unpaid on loans to directors totaled $2.6 million at June 30, 2013.

Note 11. Stock Compensation Plans

On August 30, 2000, the Company’s Board adopted an Employee Stock Incentive Plan (“Stock Incentive Plan”) in which options may be granted to key officers and other employees of the Company.  The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares.  Options and rights granted under the plan become exercisable six months after the date the options are awarded and expire ten years after the award date. Upon exercise, the shares are issued from the Company’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010, therefore no further grants will be made under the plan.

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

There was no compensation expense related to options or stock under the Employee Stock Incentive Plan, the Directors’ Stock Plan, and the Employee Stock Plan for the three months and six months ended June 30, 2013 and 2012.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

Six Months Ended June 30,
	2013		2012
		Weighted		Weighted
		Average		Average
		Exerice		Exerice
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	129,170	$14.26	188,193	$12.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at the end of the year	129,170	$14.26	188,193	$12.62
Options exercisable at year end	129,170	$14.26	188,193	$12.62
Weighted average fair value of options granted during the year		$-		$-
Stock-based compensation expense		$-		$-

There were no options exercised during these periods. As of June 30, 2013, there was no unrecognized compensation expense.

Information pertaining to options outstanding at June 30, 2013 is as follows:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.01 - $23.13	129,170	2.95	$14.26	129,170	$14.26

At June 30, 2013, there was no aggregate intrinsic value of exercisable options.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Form 10-K for the year ended December 31, 2012 and our Form 10-Q for the quarter ended March 31, 2013. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in the Company’s markets; the effects of, and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of the Company to compete with other institutions for business; the composition and concentrations of the Company’s lending risk and the adequacy of the Company’s reserves to manage those risks; the valuation of the Company’s investment securities; the ability of the Company to pay dividends or repurchase common shares; the ability of the Company to retain key personnel; the impact of any pending or threatened litigation against the Company; the marketability of shares of the Company and fluctuations in the value of the Company’s share price; the impact of the Company’s ability to comply with its regulatory agreements and orders; the effectiveness of the Company’s system of internal controls; the ability of the Company to attract additional capital investment; the timing of the Company’s annual shareholder meeting; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, capital adequacy, securities and insurance); the impact of technological changes and security risks upon the Company’s information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of the Company at managing the risks involved in the foregoing.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the Allowance for Loan and Lease Losses (“ALLL”), securities valuation, valuation of other real estate owned (“OREO”) and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on the consolidated financial condition or results of operations. See Note 7 -“Fair Value Measurements” of the consolidated financial statements included in Item 1 hereof for more information about the Company’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity or available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities during the six months ended June 30, 2013. The Company recognized OTTI charges on securities of $96 thousand within the consolidated statements of operations for the three and six months ended June 30, 2012, which related mainly to estimated credit losses on pooled trust preferred securities.

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

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2013 and December 31, 2012, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

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

ASU No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” improves the transparency of reporting these reclassifications. The new amendments require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. The Company adopted ASU 2013-02 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company, however see Note 9 “Other Comprehensive Income” of the consolidated financial statements included in Item 1 hereof for additional disclosures related to the adoption of ASU No. 2013-02.

Executive Summary

The following overview should be read in conjunction with this Management’s Discussion and Analysis (“MD&A”) in its entirety.

The Company’s performance for the three- and six-month periods ended June 30, 2013 was positively impacted by lower noninterest expense due to cost containment initiatives, less reliance on outside consultants, and asset quality improvement.

The Company recorded net income of $720 thousand, or $0.04 per diluted common share, for the three month period ended June 30, 2013, compared to a net loss of $967 thousand, or $(0.06) per diluted common share, for the comparable three months of 2012. The $1.7 million earnings improvement was due primarily to a reduction in non-interest expense coupled with an increase in non-interest income, partially offset by decreases in net interest income and credit for loan and lease losses. Net income for the six months ended June 30, 2013 was $2.5 million or $0.15 per diluted common share, an increase of $4.6 million, compared to a loss of $2.1 million, or $(0.13) per diluted common share, for the same period in the prior year. The return on average equity was 2.11% and 6.98% for the three- and six-month periods ended June 30, 2013, compared to (2.28)% and (5.12)% for the comparable periods in 2012. Return on average assets was 0.08% and 0.26% for the three and six months ended June 30, 2013, compared to (0.10)% and (0.20)% for the comparable periods in 2012. Average equity to average assets was 3.70% and 3.77% for the three- and six-month periods ended June 30, 2013, compared to 4.17% and 3.99% for the comparable periods in 2012. The Company did not pay any dividends during the three or six months ended June 30, 2013 and 2012.

The $1.7 million earnings improvement for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was largely due to a $2.0 million, or 19.9% decrease in non-interest expense, coupled with a $737 thousand, or 47.7% increase in non-interest income. The reduction in non-interest expense was driven by decreases in professional and legal fees, salaries and employee benefits expense, and the provision for off-balance sheet commitments. The increase in non-interest income resulted primarily from net gains on the sale of investment securities, partially offset by a decrease in net gains on the sale of mortgage loans held for sale. These positive factors were partially offset by a $732 thousand decrease in net interest income and a decrease of $278 thousand in the credit for loan and lease losses.

The $4.6 million increase in earnings for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was largely due to a $3.6 million decrease in non-interest expense, a $1.7 million increase in non-interest income, and a $810 thousand increase in the credit for loan and lease losses, partially offset by a $1.5 million decrease in net interest income.

Total assets decreased $30.0 million, or 3.1%, to $938.3 million at June 30, 2013 as compared to $968.3 million at December 31, 2012. The balance sheet reduction reflected an $81.5 million decrease in cash and cash equivalents, which resulted primarily from increases in loans and investment securities and a decrease in total deposits. Partially offsetting these factors was an increase in advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), which were used to fund loan demand. Loans, net of deferred loan origination fees and costs, unearned income and the allowance for loan and lease losses, grew $44.3 million, or 7.7%, to $623.7 million at June 30, 2013, from $579.4 million at December 31, 2012. Available-for-sale investment securities increased $15.2 million, or 8.2% to $200.6 million at June 30, 2013 from $185.4 million at December 31, 2012.

Total deposits decreased $24.9 million, or 2.9%, to $829.7 million at June 30, 2013, as compared to $854.6 million at December 31, 2012. During the same period, interest-bearing deposits decreased $18.4 million, or 2.5%, while non-interest bearing demand deposits decreased by $6.5 million, or 4.9%. Advances from the FHLB increased $3.7 million, or 19.9% from year-end 2012.

Total shareholders’ equity decreased $5.4 million, or 14.6%, to $31.5 million at June 30, 2013 from $36.9 million at December 31, 2012. Year-to-date net income of $2.5 million was more than entirely offset by other comprehensive loss of $7.8 million due to the change in fair value of the Company’s available-for-sale securities. Despite the reduction in shareholders’ equity, the Company’s capital ratios improved at June 30, 2013, as compared to December 31, 2012. The ratio of total capital to risk-weighted assets improved to 10.69% at the end of the second quarter of 2013 from 10.20% at year-end 2012. The leverage ratio, Tier 1 capital as a percentage of average assets, rose to 4.57% at June 30, 2013, as compared to 4.07% at December 31, 2012.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest revenue, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of the Company’s operating income and as such is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets. However, due to the Company’s net operating losses in prior years, the Company has not paid federal income taxes in 2012 and 2013. The Company’s net interest margin was 3.26% for the three months ended June 30, 2013, a reduction of 8 basis points compared to the same period in 2012. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax equivalent basis, was 3.14% for the three months ended June 30, 2013, a decrease of 8 basis points compared to 3.34% for the same period of 2012. For the six months ended June 30, 2013, the tax-equivalent net interest margin and the rate spread was 3.26% and 3.14%, respectively. Both measurements were unchanged as compared to the same year-to-date period of 2012.

For the six months ended June 30, 2013, net interest income on a tax equivalent basis decreased $1.7 million to $14.0 million from $15.7 million for the comparable period in 2012. Tax-equivalent interest income decreased $2.9 million, or 14.2% to $17.6 million for the first half of 2013, which was partially mitigated by a $1.2 million, or 25.25%, reduction in interest expense. The reduction in interest income resulted primarily from a $103.3 million, or 10.8%, decrease in average earning assets, coupled with a 16 basis point decline in the tax-equivalent yield on earning assets, which caused decreases to interest income of $1.5 million and $1.4 million, respectively. The reduction in interest expense resulted primarily from a $107.8 million decrease in average interest-bearing liabilities, and to a lesser extent, a 16 basis point decline in the cost of funds, which reduced interest expense by $1.2 million and $36 thousand, respectively.

For the second quarter, tax-equivalent net interest income decreased $855 thousand to $6.9 million in 2013 from $7.8 million in 2012. Similar to the year-to-date results, a decrease in tax-equivalent interest income, caused by reductions in earning asset volumes and yields, was partially offset by a reduction in interest expense, which was due primarily to a decrease in average interest-bearing liabilities.

Interest income on loans on a tax-equivalent basis decreased $0.8 million and $2.0 million for the three and six months ended June 30, 2013, respectively compared to the same periods in 2012. The decrease in interest income on loans for the three months ended June 30, 2013 was as a result of a decrease in average loan balances of $47.2 million to $625.8 million, coupled with a 19 basis point decline in the tax-equivalent yield. The decrease in interest income on loans for the six months ended June 30, 2013 was as a result of a decrease in average loan balances of $61.3 million to $617.4 million, coupled with a 20 basis point decline in the tax-equivalent yield. The reductions in the yield on loans for both the three and six months ended June 30, 2013 was due to payoffs of higher yielding loans which cannot be replaced in this low interest rate environment caused by the continuing weak economic conditions.

Interest and dividend income on investment securities on a tax-equivalent basis decreased by $0.5 million and $0.8 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The reductions in interest and dividend income on investment securities is primarily attributable to decreases in the tax-equivalent yield of investment securities of 119 basis points and 90 basis points, respectively, for the three and six month periods ended June 30, 2013. Although average investment securities increased $6.6 million and $2.8 million, for the respective 3-month and 6-month periods, high-yielding tax-free state and municipal obligations that were sold during the second quarter of 2013 were reinvested into lower-yielding instruments contributing to the lower yield and lower interest and dividend income.

Average interest-bearing deposits in other banks and federal funds sold were $23.9 million and $39.1 million for the three and six months ended June 30, 2013 compared to $65.8 million and $83.9 for the comparable periods in 2012, as management deployed available liquidity during the first half of 2013 to purchase investment securities and fund loan demand. As a result, interest earned from interest-bearing deposits in other banks decreased $30 thousand and $47 thousand for the three months and six months ended June 30, 2013, respectively.

Average interest-bearing liabilities totaled $745.4 million for the three months ended June 30, 2013, a decrease of $87.3 million, or 10.5%, compared to the same period in 2012 primarily due to decreases in average deposits and borrowings. Average savings deposits, time deposits over $100 thousand and other time deposits decreased $3.3 million, $40.1 million and $36.7 million, respectively, from the same three-month period in 2012. These reductions were partially offset by an increase in average interest-bearing demand deposits of $12.4 million. The cost of interest-bearing demand deposits, savings deposits, and time deposits over $100 thousand decreased 2, 7 and 18, basis points respectively, from the same period in 2012. The cost of other time deposits increased 5 basis points in comparison to the same prior year period. In total, the average cost of interest-bearing deposits decreased by 11 basis points to 0.62% during the three months ended June 30, 2013 from 0.73% for the same period in 2012.

Average interest-bearing liabilities totaled $752.0 million for the six months ended June 30, 2013, a decrease of $107.8 million, or 12.5%, compared to the same period in 2012. Similar to the quarterly period, reductions in the average balances of savings deposits, time deposits over $100 thousand and other time deposits were partially offset by an increase in interest-bearing demand deposits. On a year-to-date basis, the average cost of interest-bearing deposits decreased by 11 basis points to 0.63% in 2013 from 0.74% for the same period in 2012. The decreases in the rates for interest-bearing deposits were driven primarily by the pricing decreases that resulted from the Company’s pricing strategy and an overall decrease in market rates.

Average borrowings decreased $19.6 million and $26.1 million, or 26.4% and 33.4%, for the three and six months ended June 30, 2013 as compared to the same periods in the prior year. The cost of borrowed funds increased by 28 and 58 basis points to 5.48% and 5.72% for the three and six months ended June 30, 2013 as compared to 5.20% and 5.14% for the same periods in 2012. The increases in the cost of borrowed funds for the three- and six-month periods ended June 30, 2013 were primarily attributable to the repayment of maturing FHLB advances that were at lower rates, resulting in the higher- rate subordinated debentures comprising a larger percentage of total borrowings and an increase in the cost of borrowed funds.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables set forth certain information relating to our consolidated statements of financial condition and operations for the three- and six-month periods ended June 30, 2013 and 2012, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$588,467	$6,384	4.34%	$640,269	$7,229	4.52%
Loans-tax free (4)	37,308	506	5.43%	32,742	489	5.97%
Total loans (1)(2)	625,775	6,890	4.40%	673,011	7,718	4.59%
Securities-taxable	134,343	629	1.87%	113,653	844	2.97%
Securities-tax free	67,306	1,221	7.26%	81,407	1,526	7.50%
Total securities (1)(5)	201,649	1,850	3.67%	195,060	2,370	4.86%
Interest-bearing deposits in other banks and federal funds sold	23,939	14	0.23%	65,768	44	0.27%
Total earning assets	851,363	8,754	4.11%	933,839	10,132	4.34%
Non-earning assets	92,236			103,631
Allowance for loan and lease losses	(18,829)			(20,802)
Total assets	$924,770			$1,016,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	286,700	150	0.21%	274,323	157	0.23%
Savings deposits	86,557	28	0.13%	89,859	44	0.20%
Time deposits over $100,000	158,863	326	0.82%	198,951	499	1.00%
Other time deposits	158,646	566	1.43%	195,333	676	1.38%
Total interest-bearing deposits	690,766	1,070	0.62%	758,466	1,376	0.73%
Borrowed funds and other interest-bearing liabilities	54,590	748	5.48%	74,194	965	5.20%
Total interest-bearing liabilities	745,356	1,818	0.98%	832,660	2,341	1.12%
Demand deposits	124,179			124,376
Other liabilities	21,057			17,217
Shareholders' equity	34,178			42,415
Total liabilities and shareholders' equity	$924,770			$1,016,668
Net interest income/interest
Net interest income/Interest rate spread (6)		6,936	3.14%		7,791	3.22%
Tax equivalent adjustment		(587)			(710)
Net interest income as reported		$6,349			$7,081

Net interest margin (7)			3.26%			3.34%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2013 and 2012.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest- bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest-earning assets.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$581,191	$12,661	4.36%	$644,665	$14,603	4.53%
Loans-tax free (4)	36,244	1,006	5.55%	34,035	1,109	6.52%
Total loans (1)(2)	617,435	13,667	4.43%	678,700	15,712	4.63%
Securities-taxable	124,218	1,203	1.94%	115,634	1,787	3.09%
Securities-tax free	75,574	2,721	7.20%	81,381	2,974	7.31%
Total securities (1)(5)	199,792	3,924	3.93%	197,015	4,761	4.83%
Interest-bearing deposits in other banks and and federal funds sold	39,118	53	0.27%	83,941	100	0.24%
Total earning assets	856,345	17,644	4.12%	959,656	20,573	4.28%
Non-earning assets	96,150			103,401
Allowance for loan and lease losses	(19,002)			(20,939)
Total assets	$933,493			$1,042,118

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	299,075	308	0.21%	295,278	340	0.23%
Savings deposits	85,385	54	0.13%	89,278	90	0.20%
Time deposits over $100,000	151,787	643	0.85%	194,008	800	0.82%
Other time deposits	163,766	1,183	1.44%	203,211	1,679	1.65%
Total Interest-bearing deposits	700,013	2,188	0.63%	781,775	2,909	0.74%
Borrowed funds and other interest-bearing liabilities	52,024	1,487	5.72%	78,101	2,007	5.14%
Total Interest-bearing liabilities	752,037	3,675	0.98%	859,876	4,916	1.14%
Demand deposits	124,785			122,660
Other liabilities	21,577			17,979
Shareholders' equity	35,094			41,603
Total liabilities and shareholders' equity	$933,493			$1,042,118
Net interest income/interest rate spread (6)		13,969	3.14%		15,657	3.14%
Tax equivalent adjustment		(1,267)			(1,405)
Net interest income as reported		$12,702			$14,252

Net interest margin (7)			3.26%			3.26%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2013 and 2012.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest- bearing liabilities and is presented on a tax equivalent basis.

(7)	Net interest income as a percentage of total average interest earning assets.

The following table shows the effect of changes in volume and interest rates on net interest income. The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$(569)	$(276)	$(845)	$(1,398)	$(544)	$(1,942)
Loans - tax free	64	(48)	16	69	(172)	(103)
Total loans	(505)	(324)	(829)	(1,329)	(716)	(2,045)
Securities - taxable	135	(350)	(215)	124	(708)	(584)
Securities - tax free	(257)	(47)	(304)	(210)	(43)	(253)
Total securities	(122)	(397)	(519)	(86)	(751)	(837)
Interest-bearing deposits in other banks and federal funds sold	(25)	(5)	(30)	(59)	12	(47)
Total interest income	(652)	(726)	(1,378)	(1,474)	(1,455)	(2,929)

Interest expense:
Interest-bearing demand deposits	7	(14)	(7)	4	(35)	(31)
Savings deposits	(2)	(14)	(16)	(4)	(32)	(36)
Time deposits over $100,000	(91)	(82)	(173)	(178)	21	(157)
Other time deposits	(130)	20	(110)	(301)	(196)	(497)
Total interest-bearing deposits	(216)	(90)	(306)	(479)	(242)	(721)
Borrowed funds and other interest-bearing liabilities	(266)	49	(217)	(726)	206	(520)
Total interest expense	(482)	(41)	(523)	(1,205)	(36)	(1,241)
Net interest income	$(170)	$(685)	$(855)	$(269)	$(1,419)	$(1,688)

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL, considering underlying borrower financial performance and collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL. The provision for loan and lease losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A credit for loan and lease losses reflects the reversal of amounts previously charged to the ALLL.

Credits for loan and lease losses of $2 thousand and $1.2 million were recorded for the three- and six-month periods ended June 30, 2013, respectively, compared to credits of $280 thousand and $416 thousand, respectively, for the same periods in the prior year. The increase of $0.8 million in the credit for loan and lease losses for the six months ended June 30, 2013 was directly attributable to a recovery of $1.5 million of a commercial loan that was previously charged-off.

During the six months ended June 30, 2013, non-performing loans decreased $1.4 million to $8.3 million from $9.7 million at December 31, 2012. The Company recorded net recoveries of $1.3 million for the six months ended June 30, 2013, compared to net charge-offs of $0.8 million for the same six months of 2012. Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.

Non-interest Income

The Company recorded total non-interest income of $2.3 million for the three months ended June 30, 2013, an increase of $0.7 million from the $1.5 million earned during the comparable period in 2012.  The increase in non-interest income was primarily due to a $0.9 million gain on sale of securities, partially offset by a $197 thousand decrease in net gains on the sale of loans held for sale, specifically residential mortgage loans. Since the third quarter of 2012, the Company has been holding 15- and 20-year mortgages in its loan portfolio rather than selling these loans as part of its asset/liability strategy, directly contributing to the decrease in net gains on the sale of loans held for sale.

Non-interest income amounted to $4.7 million for the six months ended June 30, 2013, an increase of $1.7 million from $3.0 million for the six months ended June 30, 2012. Similar to the reasons given for the quarterly increase, the year-to-date increase in non-interest income was primarily attributable to a $1.7 million increase in net gains on the sale of investment securities, partially offset by a decrease of $330 thousand in net gains on the sale of loans held for sale. Also affecting non-interest income was an increase of $454 thousand in other income from $343 thousand for the six months ended June 30, 2012 to $797 thousand for the same six months of 2013, which resulted primarily from the settlement of an insurance claim and decreases in deposit service charges, net gains on the sale of other real estate owned and loan-related fees of $92 thousand, $65 thousand and $52 thousand, respectively.

Non-interest Expense

For the three months ended June 30, 2013, non-interest expense decreased $2.0 million, or 19.9%, to $7.9 million, from $9.9 million for the same three months of 2012. On a year-to-date basis, non-interest expense decreased $3.6 million to $16.2 million in 2013 from $19.8 million in 2012. Professional fees declined $1.6 million, or 65.2%, as the Company continued to reduce its reliance on outside consultants. Salaries and employee benefits decreased $696 thousand, or 9.6%, as a result of a reduction in force and voluntary separation program implemented in the fourth quarter of 2012. Also favorably impacting non-interest expense was an increase in the credit for off-balance sheet commitments of $363 thousand and reductions in other operating expenses, legal fees and FDIC assessments of $320 thousand, $281 thousand and $177 thousand, respectively.

Professional and legal fees are expected to continue to decline to more normalized levels for the remainder of 2013, reflecting reduced activity related to, and the potential resolution of, certain outstanding litigation, as well as less reliance on outside advisors and consultants.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the three and six months ended June 30, 2013 and 2012. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in prior periods.

Financial Condition

Assets

Total assets were $938.3 million at June 30, 2013, a decrease of $30.0 million, or 3.1% from $968.3 million at December 31, 2012. Earning assets totaled $864.8 million and represented 92.2% of total assets at the end of the second quarter of 2013, compared to $886.6 million, or 91.6%, of total assets at the end of 2012. The improvement in earning assets reflected decreases in nonperforming asset levels coupled with an increase in loan demand. At June 30, 2013, loans, net of unearned income, totaled $642.3 million and represented 74.3% of earning assets, compared to $597.9 million, or 67.4%, of earning assets at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents decreased $81.5 million, or 70.7%, during the six months ended June 30, 2013 to $33.8 million. The decrease resulted primarily from a $44.2 million increase in total loans and a $15.2 million increase in available-for-sale securities. In addition, total deposits decreased $24.9 million, while FHLB advances increased $3.7 million. The Company did not pay any dividends during the three and six months ended June 30, 2013, as it suspended paying dividends to conserve capital and comply with regulatory requirements.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and provides a source of interest income to increase our profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Investment securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities not classified as held to maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The Company determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management strategies. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost. Federal Reserve Bank stock is included in other assets.

At June 30, 2013, the Company’s investment portfolio was comprised principally of obligations of U.S. Government-sponsored agencies, including residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”) and tax-exempt and taxable obligations of states and political subdivisions. At June 30, 2013, there were two security issuers, St. Clair County, IL School District and the Commonwealth of Massachusetts, whose aggregate carrying values each exceeded 10.0% of shareholders’ equity. The aggregate carrying values of the securities of these issuers were $4.0 million and $3.8 million, respectively, at June 30, 2013.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	June 30,	December 31,
(in thousands)	2013	2012
Available-for-sale
Obligations of U.S. government agencies	$1,845	$1,891
Obligation of state and political subdivisions	74,840	103,501
Government-sponsored agency
collateralized mortgage obligations	23,186	9,103
Government-sponsored agency
residential mortgage-backed securities	99,346	69,456
Corporate debt securities	406	410
Equity securities	963	1,000
Total	$200,586	$185,361

Held-to-maturity
Obligations of state and political subdivisions	$2,252	$2,198

During the second quarter of 2013, the Company sold 53 of its state and municipal obligations with an aggregate carrying value of $22.1 million. Net gains of $899 thousand were realized upon the sale and are included in non-interest income. Security sales totaled $38.4 million for the six months ended June 30, 2013. Year-to-date net gains amounted to $1.7 million.

The Company purchased securities totaling $20.1 million during the second quarter of 2013 in an effort to improve profitability by generating a higher return than received on interest-bearing deposits in other banks. Year-to-date security purchases totaled $74.0 million. All securities purchased were issued by U.S. government-sponsored agencies and included $56.2 million of residential mortgage-backed securities and $17.80 million of CMOs.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on book value, at June 30, 2013 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$1,845	$-	$-	$-	$1,845
Yield			4.22%				4.22%
Obligations of state and political subdivisions (1)	-	845	24,007	49,988	-	-	74,840
Yield		6.50%	4.93%	7.50%			6.66%
Corporate debt securities	-	-	-	406	-	-	406
Yield				0.93%			0.93%
Government sponsored agency
collateralized mortgage obligations	-	-	-	-	23,186	-	23,186
Yield					2.27%		2.27%
Government sponsored agency
residential mortgage-backed securities	-	-	-	-	99,346	-	99,346
Yield					1.28%		1.28%
Equity securities (2)	-	-	-	-	-	963	963
Yield						3.45%	3.45%
Total available-for-sale maturities	$-	$845	$25,852	$50,394	$122,532	$963	$200,586
Weighted yield	0.00%	6.50%	4.88%	7.44%	1.47%	3.45%	3.44%

Held-to-maturity securities
Obligations of state and political subdivisions	-	-	2,252	-	-	-	2,252
Yield			7.39%				7.39%
Total held-to-maturity securities	$-	$-	$2,252	$-	$-	$-	$2,252
Weighted yield	0.00%	0.00%	7.39%	0.00%	0.00%	0.00%	7.39%

(1) Yields on obligations of state and political subdisvisions have been adjusted to a tax equivalent yield using a 34% federal income tax rate.

(2) Yield represents actual return for the six months ended June 30, 2013.

The majority of the Company’s securities portfolio is comprised of obligations of state and political subdivisions, residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations. The Company held 77 securities that were in an unrealized loss position at June 30, 2013. Substantially all of the unrealized losses relate to debt securities.

To determine whether a security’s impairment is other-than-temporary, management considers factors that include:

•	the causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
•	the severity and duration of the decline;
•	the Company’s ability and intent to hold investments until they recover in value, as well as the likelihood of such a recovery in the near term;
•	the Company’s intent to sell security investments, or if it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss.

For debt securities which the Company does not intend to sell or does not expect it will be required to sell, the primary consideration in determining whether impairment is other-than-temporary is whether or not the Company expects to receive all contractual cash flows.

Based on its evaluation at June 30, 2013, management has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary. See Note 6 – “Securities” of the consolidated financial statements included in Item 1 hereof for more information about this evaluation.

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $4.9 million and $7.3 million at June 30, 2013 and December 31, 2012, respectively. FRB stock of $1.3 million is included in Other Assets at June 30, 2013 and December 31, 2012. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at June 30, 2013.

Loans

The Company experienced an increase in loan demand during the first half of 2013. Net loans increased $44.3 million, or 7.6%, to $623.7 million at June 30, 2013 from $579.4 million as of December 31, 2012. Net loans represented 66.5% of total assets at June 30, 2013, compared to 59.8% at December 31, 2012.  Historically, commercial lending activities, which include commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, have represented a significant portion of the Company’s loan activities. Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate and home equity loans, increased by $29.6 million, or 7.8% to $407.5 million at June 30, 2013, from $377.9 million at December 31, 2012. The increase was concentrated in residential and commercial mortgages, partially offset by a decrease in construction, land acquisition and development loans. Real estate secured loans as a percentage of total gross loans were 63.5% and 63.2% at June 30, 2013 and December 31, 2012, respectively.

Loans secured by commercial real estate increased $18.5 million, or 8.3%, from $221.6 million at December 31, 2012 to $240.1 million at June 30, 2013. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The increase in commercial real estate loans was attributable to new loan originations and commercial construction, land acquisition and development loans converting to commercial mortgages upon completion of construction. Accordingly, construction, land acquisition and development loans decreased $7.1 million, or 21.8%, from $32.5 million at December 31, 2012 to $25.4 million at June 30, 2013.

Residential real estate loans totaled $109.8 million at June 30, 2013, an increase of $19.6 million, or 21.7%, from $90.2 million at December 31, 2012.  The components of residential real estate loans include fixed and variable rate mortgage loans. Home equity lines of credit (“HELOCs”) are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, in the third quarter of 2012, the Company began holding 15- and 20-year mortgages in the loan portfolio rather than selling these loans in order to provide additional interest income based on underlying yields.

Commercial and industrial loans increased $1.7 million, or 1.5%, from $109.7 million at December 31, 2012 to $111.4 at June 30, 2013. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.

Consumer loans increased $3.4 million from $109.8 million at December 31, 2012 to $113.2 million at June 30, 2013. During the first half of 2013, the Company offered promotions and incentives to automobile dealer customers within its indirect lending division. As a result, the increase in consumer loans was concentrated within this division.

Loans to state and political subdivisions totaled $42.1 million at June 30, 2013, an increase of $8.1 million, or 23.8%, from $34.0 million at December 31, 2012. The increase was attributable to new loan originations.

Details regarding the loan portfolio are as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Residential real estate	$109,805	$90,228
Commercial real estate	240,130	221,591
Construction land acquisition and development	25,374	32,502
Commercial and industrial	111,437	109,693
Consumer	113,187	109,783
State and political subdivisions	42,081	33,978
Total loans, gross	642,014	597,775
Unearned discount	(80)	(103)
Net deferred loan fees and costs	396	260
Allowance for loan and lease losses	(18,588)	(18,536)
Loans, net	$623,742	$579,396

Loan Concentrations: At June 30, 2013 and December 31, 2012, the Company’s loan portfolio was concentrated in the following industries:

	June 30, 2013		December 31, 2012
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Shopping centers/complexes	$19,042	2.97%	$21,068	3.52%
Land subdivision	17,042	2.65%	17,658	2.95%
Colleges and universities	13,948	2.17%	4,879	0.82%
Hotels	13,304	2.07%	13,596	2.27%
Solid waste landfills	12,797	1.99%	13,233	2.21%
Automobile dealers	12,091	1.88%	10,607	1.77%
Office complexes/units	10,066	1.57%	9,801	1.64%
Supermarkets	9,786	1.52%	6,348	1.06%

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

The following table presents non-performing loans (including non-performing TDRs), OREO and performing TDRs at the dates noted:

	June 30,	December 31,
(in thousands)	2013	2012
Non-accrual loans	$8,206	$9,652
Loans past due 90 days or more and still accruing	123	57
Total Non-Performing Loans	8,329	9,709
Other Real Estate Owned	2,778	3,983
Total Non-Performing Loans and OREO	$11,107	$13,692

Performing TDRs	$6,454	$7,517

Non-performing loans as a percentage of gross loans	1.30%	1.62%

Management continued to manage problem credits through heightened work-out efforts on non-performing loans and disposing of the Company’s holdings of foreclosed properties. As a result, the Company’s asset quality continued to improve during the first half of 2013. Total non-performing loans and OREO decreased $2.6 million, or 19.0%, to $11.1 million at June 30, 2013 from $13.7 million at December 31, 2012. The Company’s ratio of non-performing loans to total gross loans improved to 1.30% at June 30, 2013 from 1.62% at December 31, 2012. Although asset quality has improved significantly, management continues to carefully monitor these credits. A deterioration of economic conditions within the Company’s market area could adversely impact asset quality and lead to increases in impaired loans.

Troubled Debt Restructured Loans (“TDRs”) at June 30, 2013 and December 31, 2012 were $11.9 million and $8.9 million, respectively. Accruing and non-accruing TDRs were $6.5 million and $5.4 million, respectively at June 30, 2013 and $7.5 million and $1.4 million, respectively at December 31, 2012. Approximately $413 thousand and $257 thousand in specific reserves have been established for these loans as of June 30, 2013 and December 31, 2012, respectively. One of the loans modified as a TDR during the six months ended June 30, 2013, which is included in non-accrual loans, is supported by a 90.0% guarantee by the Small Business Administration.

The average balance of impaired loans was $14.1 million and $23.0 million for the six months ended June 30, 2013 and 2012, respectively. The Company recorded $90 thousand and $194 thousand of interest income on impaired loans for the three and six months ended June 30, 2013, and $82 thousand and $167 thousand for interest income on impaired loans for the respective periods of 2012.

Changes in non-performing loans for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$8,832	$19,082	$9,709	$19,913
Newly placed on non-accrual	691	2,143	1,315	3,084
Loans past due 90 days or more and still accruing	123	(119)	66	23
Transferred to OREO	(159)	(267)	(159)	(506)
Additional charge-offs	(426)	(889)	(972)	(1,077)
Returned to performing status	(79)	-	(152)	-
Loan payments	(653)	(711)	(1,478)	(2,198)
Balance, end of period	$8,329	$19,239	$8,329	$19,239

The additional interest income that would have been earned on non-accrual and restructured loans for the three and six months ended June 30, 2013 had the loans been performing in accordance with their original terms approximated $189 thousand and $389 thousand, respectively, and $430 thousand and $835 thousand for the respective three and six month periods of the prior year.

The following table outlines delinquency within the Company’s loan portfolio:

	June 30,	December 31,
	2013	2012
Accruing: 30-59 days	0.39%	0.44%
60-89 days	0.09%	0.06%
90+ days	0.02%	0.01%
Non-accrual	1.28%	1.62%
Total delinquencies	1.78%	2.13%

The decrease in total delinquencies as a percentage of gross loans at June 30, 2013 was primarily due to the more rigorous collections of non-performing loans. In its evaluation of the ALLL, management considers a variety of qualitative factors, including changes in the volume and severity of delinquencies.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and is maintained at a level that is based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio.

In its evaluation, management considers qualitative and environmental factors, including, but not limited to:

•	Changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the Company’s loan portfolio;
•	Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	Changes in the experience, ability and depth of the Company’s management and staff;
•	Changes in the quality of the Company's loan review system and the degree of oversight by the Company’s Board of Directors;
•	Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company's current loan portfolio; and
•	Analysis of its customers’ credit quality, including knowledge of their operating environment and financial condition.

Evaluations are intrinsically subjective, as the results are estimated based on management’s knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur. Management monitors the loan portfolio on an ongoing basis with emphasis on weakness in both the real estate market and the economy in general and its effect on repayment. Adjustments to the ALLL are made based on management’s assessment of the factors noted above.

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

The Company’s ALLL consists of both specific and general components. At June 30, 2013, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $438 thousand, or 2.4%, of the total ALLL. A general allocation of $18.2 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 97.6% of the total ALLL of $18.6 million. The ratio of the ALLL to total loans at June 30, 2013 and December 31, 2012 was 2.90% and 3.10%, respectively, based on total loans of $642.0 million and $597.8 million, respectively. The decrease in the ratio of the ALLL to total loans primarily reflects increased loan demand, coupled with improvement in asset quality. See “Asset Quality” for further information.

The following table presents an allocation of the ALLL and percent of loans in each category at June 30, 2013 and December 31, 2012:

Allocation of the Allowance for Loan Losses

	June 30, 2013		December 31, 2012
(in thousands)	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$2,145	17.10%	$1,764	15.09%
Commercial real estate	7,823	37.40%	8,062	37.07%
Construction, land acquisition and development	2,390	3.95%	2,162	5.44%
Commercial and industrial	3,487	17.36%	4,167	18.35%
Consumer	1,760	17.63%	1,708	18.37%
State and political subdivisions	983	6.56%	673	5.68%
Total	$18,588	100.00%	$18,536	100.00%

The following table outlines the changes in the allowance for loan and lease losses for the three and six months ended June 30, 2013 and 2012.

Analysis of the Allowance for Loan and Lease Losses
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Balance at the beginning of the period	$18,473	$20,664	$18,536	$20,834

(Credit) provision for loan losses	(2)	(280)	(1,226)	(416)

Loans charged-off:
Residential real estate	(188)	(131)	(347)	(443)
Commercial real estate	-	(742)	(48)	(896)
Construction, land acquisition and development	-	-	(110)	-
Commercial and industrial	(83)	(101)	(128)	(150)
Consumer	(165)	(170)	(359)	(249)
State and political subdivisions	-	-	-	-

Total loans charged-off	(436)	(1,144)	(992)	(1,738)

Recoveries:
Residential real estate	173	15	181	34
Commercial real estate	64	13	109	330
Construction, land acquisition and development	114	234	119	255
Commercial and industrial	69	57	1,585	182
Consumer	133	41	276	119
State and political subdivisions	-	-	-	-

Total recoveries	553	360	2,270	920

Net recoveries (charge-offs)	117	(784)	1,278	(818)

Balance at end of period	$18,588	$19,600	$18,588	$19,600

Net recoveries (charge-offs) durng the period as a percentage of average loans outstanding during the period	0.02%	(0.12%)	0.21%	(0.12%)
Ratio of allowance for loan losses as a percentage of gross loans at end of period	2.90%	3.28%	2.90%	3.28%

Other Real Estate Owned

At June 30, 2013, OREO consisted of 17 properties with an aggregate carrying value of $2.8 million, a decrease of $1.2 million from $4.0 million at December 31, 2012.  There were two properties with an aggregate carrying value of $159 thousand foreclosed upon during the six months ended June 30, 2013. During the six months ended June 30, 2013, nine properties with an aggregate carrying value of $1.3 million were sold. The Company realized net gains on the sale of these properties of $89 thousand, which is included in non-interest income. Valuation adjustments to the carrying value of OREO amounted to $105 thousand for the six months ended June 30, 2013 and were included in non-interest expense.

The Company continues to actively market the remaining properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors.  The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value.  A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This market value is updated on an annual basis or more frequently if new valuation information is available.  Further deterioration in the real estate market could result in additional losses on these properties.

The following table presents the activity in OREO for the six months ended June 30, 2013 and 2012:

	June 30,
(in thousands)	2013	2012
Balance, January 1,	$3,983	$6,958
Additions	159	506
Valuation adjustments	(105)	20
Carrying value of OREO sold	(1,259)	(2,182)
Balance, June 30,	$2,778	$5,302

The following schedule presents a breakdown of OREO at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(in thousands)	2013	2012
Land/lots	$2,235	$2,929
Commercial real estate	446	1,054
Residential real estate	97	-
Total	$2,778	$3,983

Liabilities

Total liabilities were $906.7 million at June 30, 2013, a decrease of $24.6 million, or 2.6%, from $931.3 million at December 31, 2012. The decrease is primarily attributable to the decrease in total deposits. Total deposits decreased $24.9 million, or 2.9%, to $829.7 million at June 30, 2013 as compared to $854.6 million at December 31, 2012. Specifically, non-interest-bearing demand deposits decreased $6.5 million, or 4.9%, while interest-bearing deposits declined $18.4 million, or 2.5%. The decrease in interest-bearing deposits was largely due to cyclical deposit trends of public funds, specifically municipalities and school districts within the Company’s market area. Borrowed funds increased by $3.7 million, or 6.9%, to $57.6 million at June 30, 2013 as compared to $53.9 million at December 31, 2012.

Equity

Total shareholders’ equity decreased $5.4 million, or 14.6%, to $31.5 million at June 30, 2013 from $36.9 million at December 31, 2012. Year-to-date net income of $2.5 million was more than entirely offset by other comprehensive loss of $7.8 million due to the change in fair value of the Company’s available-for-sale securities. The decline in fair value of the Company’s available-for-sale securities was due entirely to an increase in market interest rates. Book value per common share was $1.91 at June 30, 2013 compared to $2.24 at December 31, 2012.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. The Company’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. Management monitors the Company’s liquidity position and fluctuations daily so that the Company can adapt accordingly to market influences and balance sheet trends. Management also forecasts liquidity needs and develops strategies to ensure adequate liquidity at all times.

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are the Company’s most liquid assets.  At June 30, 2013, cash and cash equivalents totaled $33.8 million, a decrease of $81.5 million from $115.3 million at December 31, 2012. Cash outlays for investing and financing activities used $64.9 million and $21.2 million, respectively, of cash and cash equivalents during the six months ended June 30, 2013. As previously mentioned, during the first half of 2013, the Company deployed available cash to purchase investment securities and to fund loan demand, as part of its strategy to improve the return generated by its earning assets. These outflows more than entirely offset the net cash inflow from operating activities of $4.6 million.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2013. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

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

Economic Value at Risk

Earnings-at-risk simulation measures the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by measuring the net present value of the future cash flows from the Company’s existing assets and liabilities. The Company’s Asset and Liability Management Committee examines this ratio regularly utilizing a rate shock of +/- 200 basis points in the interest rate simulation model. Similar to the earnings at risk calculation, a decrease of 100 basis points was used in this calculation. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of a 200 basis point upward or 100 basis point downward movement in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2013 remained constant.  The impact of the rate movements were developed by simulating the effect of an immediate rate shock from the June 30, 2013 levels.

	Rates + 200	Rates -100
Earnings at risk:
Percent change in net interest income	3.9%	-0.5%

Economic value at risk:
Percent change in economic value of equity	-13.5%	2.1%

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

For the three- and six-month periods ended June 30, 2013, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first six months of 2013.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2012.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting the breach of fiduciary duty. The Company has been named as a nominal defendant. On April 4, 2013, the plaintiff filed a motion to amend the complaint to add claims of professional negligence and aiding and abetting the breach of fiduciary duty against a new defendant, as well as new allegations relating to all claims.  The defendants responded in opposition to the motion on May 1, 2013. The Board had appointed a special litigation committee in January 2012 to investigate the matters raised in the Gray complaint. The special litigation committee has retained independent counsel to assist with its investigation. Oral arguments on the outstanding motions have been scheduled for September 18, 2013. The parties have had preliminary discussions, but no assurance can be given that the parties will reach a settlement. At this time, the Company cannot reasonably determine the outcome or potential range of loss.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not Applicable.

Item 5 - Other Information.

None.

Item 6 - Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s annual report on Form 10-K as filed on March 28, 2013 is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.
EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: August 13, 2013	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer
Principal Executive Officer

Date: August 13, 2013	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 13, 2013	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer

