Form 10-Q
period 2013-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2013-11-12
CIK 1035976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

     FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,457,169 shares
(Title of Class)	(Outstanding at November 12, 2013)

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2013	2012
Assets
Cash and cash equivalents:
Cash and due from banks	$22,858	$21,710
Interest-bearing deposits in other banks	63,528	93,561
Total cash and cash equivalents	86,386	115,271
Securities available for sale at fair value	185,614	185,361
Securities held to maturity at amortized cost (fair value $2,420 and $2,483)	2,280	2,198
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,550	5,957
Loans held for sale	884	1,615
Loans, net of allowance for loan and lease losses of $17,618 and $18,536	638,872	579,396
Bank premises and equipment, net	16,731	18,937
Accrued interest receivable	2,320	2,199
Refundable federal income taxes	55	11,637
Intangible assets	509	632
Bank-owned life insurance	27,992	27,461
Other real estate owned	4,405	3,983
Other assets	9,927	13,627
Total Assets	$978,525	$968,274

Liabilities
Deposits
Demand (non-interest-bearing)	$141,321	$131,476
Interest-bearing	712,489	723,137
Total deposits	853,810	854,613
Borrowed funds
Federal Home Loan Bank of Pittsburgh advances	37,213	18,593
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	72,523	53,903
Accrued interest payable	8,234	6,427
Other liabilities	11,161	16,406
Total liabilities	945,728	931,349

Shareholders' Equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2013 and December 31, 2012
Issued and outstanding: 0 shares at September 30, 2013 and December 31, 2012	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2013 and December 31, 2012
Issued and outstanding: 16,457,169 shares at September 30, 2013 and December 31, 2012	20,571	20,571
Additional paid-in capital	61,584	61,584
Accumulated deficit	(47,590)	(51,928)
Accumulated other comprehensive (loss) income	(1,768)	6,698
Total shareholders' equity	32,797	36,925
Total Liabilities and Shareholders’ Equity	$978,525	$968,274

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2013	2012	2013	2012
Interest income
Interest and fees on loans	$6,833	$7,148	$20,158	$22,466
Interest and dividends on securities
U.S. government agencies	429	289	1,331	994
State and political subdivisions, tax-free	743	985	2,539	2,948
State and political subdivisions, taxable	116	117	348	366
Other securities	51	403	120	1,236
Total interest and dividends on securities	1,339	1,794	4,338	5,544
Interest on interest-bearing deposits and federal funds sold	17	43	70	143
Total interest income	8,189	8,985	24,566	28,153
Interest expense
Deposits
Interest-bearing demand	124	172	432	512
Savings	21	41	75	131
Time ($100,000 and over)	339	345	982	1,145
Other time	553	711	1,736	2,390
Total interest on deposits	1,037	1,269	3,225	4,178
Interest on borrowed funds
Interest on Federal Home Loan Bank of Pittsburgh advances	149	307	403	1,061
Interest on subordinated debentures	575	574	1,706	1,712
Interest on junior subordinated debentures	51	56	153	171
Total interest on borrowed funds	775	937	2,262	2,944
Total interest expense	1,812	2,206	5,487	7,122
Net interest income before (credit) provision for loan and lease losses	6,377	6,779	19,079	21,031
(Credit) provision for loan and lease losses	(1,159)	3,792	(2,385)	3,376
Net interest income after (credit) provision for loan and lease losses	7,536	2,987	21,464	17,655
Non-interest income
Deposit service charges	758	740	2,159	2,233
Net gain on the sale of securities	817	88	2,558	96
Gross other-than-temporary impairment ("OTTI") gains	-	2,345	-	2,565
Portion of gain recognized in OCI (before taxes)	-	(2,345)	-	(2,661)
Other-than-temporary-impairment losses recognized in earnings	-	-	-	(96)
Net gain on the sale of loans held for sale	81	249	241	739
Net gain on the sale of other real estate owned	5	106	94	260
Loan-related fees	87	115	284	364
Income from bank-owned life insurance	176	171	531	523
Other	491	190	1,288	534
Total non-interest income	2,415	1,659	7,155	4,653
Non-interest expense
Salaries and employee benefits	3,223	3,733	9,786	10,992
Occupancy expense	529	586	1,663	1,683
Equipment expense	369	444	1,125	1,310
Advertising expense	146	102	402	390
Data processing expense	499	517	1,567	1,587
FDIC assessment	493	603	1,519	1,806
Bank shares tax	241	59	723	610
Expense of other real estate	318	1,049	768	1,453
(Credit) provision for off-balance sheet commitments	(56)	147	(232)	334
Legal expense	657	1,330	1,838	2,792
Professional fees	351	1,231	1,228	3,752
Insurance expenses	279	210	898	677
Loan collection expense	58	183	305	548
Other operating expenses	957	973	2,691	3,027
Total non-interest expense	8,064	11,167	24,281	30,961
Income (loss) before income taxes	1,887	(6,521)	4,338	(8,653)
Provision for income taxes	-	-	-	-
Net income (loss)	$1,887	$(6,521)	$4,338	$(8,653)

Earnings (loss) per share
Basic	$0.11	$(0.40)	$0.26	$(0.53)
Diluted	$0.11	$(0.40)	$0.26	$(0.53)

Cash dividends declared per common share	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,457,169	16,442,119	16,457,169	16,442,119
Diluted	16,457,169	16,442,119	16,457,169	16,442,119

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income (loss)	$1,887	$(6,521)	$4,338	$(8,653)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale	(132)	4,652	(10,270)	9,769
Taxes	45	(1,583)	3,492	(3,321)
Net of tax amount	(87)	3,069	(6,778)	6,448

Non-credit related gains on OTTI securities not expected to be sold	-	2,345	-	2,565
Taxes	-	(797)	-	(873)
Net of tax amount	-	1,548	-	1,692

Reclassification adjustment for gains included in net income (loss)	(817)	(88)	(2,558)	(96)
Taxes	278	30	870	33
Net of tax amount	(539)	(58)	(1,688)	(63)

Total other comprehensive (loss) income	(626)	4,559	(8,466)	8,077

Total comprehensive income (loss)	$1,261	$(1,962)	$(4,128)	$(576)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2011	16,442,119	$20,552	$61,557	$(38,217)	$(3,967)	$39,925
Net loss for the period	-	-	-	(8,653)	-	(8,653)
Other comprehensive income, net of tax of $4,161	-	-	-	-	8,077	8,077
Balances, Sepetmber 30, 2012	16,442,119	$20,552	$61,557	$(46,870)	$4,110	$39,349

Balances, December 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the period	-	-	-	4,338	-	4,338
Other comprehensive loss, net of tax of $4,362	-	-	-	-	(8,466)	(8,466)
Balances, September 30, 2013	16,457,169	$20,571	$61,584	$(47,590)	$(1,768)	$32,797

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,338	$(8,653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities amortization (accretion), net	240	(1,308)
Equity in trust	(5)	(3)
Depreciation and amortization	924	920
(Credit) provision for loan and lease losses	(2,385)	3,376
Valuation adjustment for off balance sheet commitments	(232)	334
Gain on sale of investment securities	(2,558)	(96)
Other-than-temporary-impairment losses	-	96
Gain on the sale of loans held for sale	(241)	(739)
Gain on the sale of other real estate owned	(94)	(260)
Valuation adjustment, other real estate owned	257	808
Income from bank-owned life insurance	(531)	(523)
Proceeds from the sale of loans held for sale	9,238	23,940
Funds used to originate loans held for sale	(8,266)	(23,679)
Increase in interest receivable	(121)	(325)
Decrease (increase) in refundable federal income taxes	11,582	(76)
Decrease in prepaid expenses and other assets	4,418	1,856
Increase in accrued interest payable	1,807	1,560
Decrease in accrued expenses and other liabilities	(1,562)	(2,138)
Total adjustments	12,471	3,743
Net cash provided by (used in) operating activities	16,809	(4,910)

Cash flows from investing activities:
Maturities, calls, and principal payments of securities available for sale	12,086	26,861
Sales of securities available for sale	51,066	-
Purchases of securities available for sale	(73,997)	(21,358)
Purchases of Federal Reserve Bank stock	-	(90)
Redemption of Federal Home Loan Bank of Pittsburgh stock	3,407	1,545
Net (increase) decrease in loans to customers	(56,979)	43,181
Proceeds from the sale of other real estate owned	1,489	2,723
Purchases of property and equipment	(583)	(1,443)
Net cash (used in) provided by investing activities	(63,511)	51,419

Cash flows from financing activities:
Net decrease in total deposits	(803)	(100,702)
Proceeds from Federal Home Loan Bank of Pittsburgh advances	32,250	-
Repayment of Federal Home Loan Bank of Pittsburgh advances	(13,630)	(15,640)
Net cash provided by (used in) financing activities	17,817	(116,342)
Net decrease in cash and cash equivalents	(28,885)	(69,833)
Cash and cash equivalents at beginning of period	115,271	168,646
Cash and cash equivalents at end of period	$86,386	$98,813

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$3,680	$5,562
Income taxes	(11,582)	-
Other transactions:
Securities purchased, not settled	-	29,665
Securities sold, not settled	-	(6,596)
Principal balance of loans transferred to OREO	255	1,385
Transfer of bank premises and equipment to OREO	1,819	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In the opinion of management, all adjustments necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2013 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended September 30, 2013 may not be indicative of future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in our Annual Report filed on Form 10-K as of and for the year ended December 31, 2012 and the March 31, 2013 and June 30, 2013 quarterly reports filed on Form 10-Q.

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

ASU No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” improves the transparency of reporting these reclassifications. The new amendments require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. The Company adopted ASU 2013-02 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company; however, see Note 9 to the consolidated financial statements for additional disclosures related to the adoption of ASU No. 2013-02.

Note 3.   Regulatory Matters

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010, without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in ongoing discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports on a monthly basis to the OCC. The Committee has submitted each of the required monthly progress reports with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are set forth below with a description of the status of the Bank’s effort to comply with such provisions:

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

The Bank has developed a Strategic Plan that it believes complies with the Order requirements. A three-year Strategic Plan for the period January 1, 2011 to December 31, 2013 was prepared and submitted to the OCC for review. On an annual basis, the Bank prepares an updated and revised Strategic Plan. Strategic Plans for the periods January 1, 2012 to December 31, 2014 and January 1, 2013 to December 31, 2015 were submitted to the OCC for review.

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan, which must be submitted to the OCC for review and prior determination of no supervisory objection;

The Bank has developed a Capital Plan that it believes complies with the Order requirements to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 13%. This Capital Plan for the period January 1, 2011 through December 31, 2013 and its annual update and revisions for 2012 and 2013 were submitted to the OCC for review.

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

The Bank’s total risk-based capital ratio was 12.62% at September 30, 2013, which was below the 13% required by the Order. The Bank’s leverage capital ratio was 7.99% at September 30, 2013, which was below the 9% required by the Order. The Bank is in the process of executing its Capital Plan and has engaged an outside financial advisory firm to assist the Bank in taking appropriate actions to achieve and maintain compliance with the capital requirements of the Order. Appropriate actions or combinations of actions may include raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, or pursuing other strategic transactions.

(iv) the Bank may not pay any dividend or capital distribution unless it is in compliance with the higher capital requirements required by the Order, the Capital Plan, applicable legal requirements and, then only after receiving a determination of no supervisory objection from the OCC;

The Board has acknowledged the prohibition on payment of dividends or any other capital distributions without the prior written consent of the OCC. The Bank has not paid any dividends or capital distributions since the effective date of the Order.

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

The Committee completed its review of the Board and the Board committee structure on November 10, 2010 by reviewing the Board Structure Study report completed by an independent consultant engaged by the Committee. The report was forwarded to the OCC on November 24, 2010. The Company is in the process of implementing those recommendations.

The Board completed its assessment of the capabilities of the Bank’s executive officers upon receipt of a Management Study, completed by an independent consultant, on October 13, 2010. The Management Study was forwarded to the OCC on October 29, 2010. The Board of Directors completed a successful search for President and Chief Executive Officer in December 2011. Since the effective date of the Order, other changes have been made to the executive management team related to the size and complexity of the organization.

Annual performance appraisals are prepared for each officer based on established and timely management goals to confirm that each officer is performing the duties outlined in his or her job description.

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

The Bank’s Conflict of Interest policy has been revised to provide comprehensive guidance and a review was conducted of existing relationships to ensure compliance with the policy. The revised policy was approved by the Board on September 29, 2010 and forwarded to the OCC on October 7, 2010. Additional revisions were approved by the Board on April 29, 2011, October 24, 2012 and May 22, 2013.

(vii) by October 31, 2010, the Board was required to develop, implement and ensure adherence to policies and procedures for Bank Secrecy Act (“BSA”) compliance; and account opening and monitoring procedures compliance;

The Board believes it has developed and implemented a written program of policies and procedures to provide for compliance with the requirements of the Bank Secrecy Act as well as compliance with account opening and monitoring procedures.

(viii) by October 31, 2010, the Board was required to ensure the BSA audit function is supported by an adequately staffed department or third party firm; to adopt, implement and ensure compliance with an independent BSA audit; and to assess the capabilities of the BSA officer and supporting staff to perform present and anticipated duties;

The Board believes that the Bank’s BSA audit function is adequately staffed; and the BSA Officer and staff have been assessed to determine their ability to implement and maintain compliance with the BSA policies and programs detailed above.

(ix) by October 31, 2010, the Board was required to adopt, implement and ensure adherence to a written credit policy, including specified features, to improve the Bank’s loan portfolio management;

The Bank’s written Loan Policy has been revised to improve guidance and control over the Bank’s lending functions. The revised policy was approved by the Board on October 27, 2010. Additional revisions were approved by the Board on November 24, 2010, July 27, 2011, October 27, 2011, March 28, 2012, June 27, 2012, October 11, 2012 and July 24, 2013.

(x) the Board was required to take certain actions to resolve certain credit and collateral exceptions;

The Board believes that it has taken action to appropriately address the credit and collateral exceptions concerns detailed in the Order.

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

The Board has established an independent and ongoing loan review program on a quarterly basis that it believes provides for the timely identification and categorization of problem credits.

The ALLL policy and methodologies have been reviewed and revised to determine the appropriate level of the ALLL, including documenting the analysis in accordance with GAAP and other applicable regulatory guidelines. The revised policy was approved by the Board on October 27, 2010 and is updated on an annual basis. The Board reviews the ALLL methodology analysis on a quarterly basis as part of the financial reporting process.

(xii) by October 31, 2010, the Board was required to adopt and the Bank implement and adhere to a program to protect the Bank’s interest in criticized assets; and the Bank may only extend additional credit (including renewals) to a borrower whose loans are criticized under specified circumstances;

The Board committed to a program to reduce the Bank’s risk exposure to criticized assets by implementing a detailed monthly reporting and monitoring process. The Board believes that this program has resulted in a reduction in criticized assets.

In accordance with the requirements of the Order, the Bank has not extended any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit that either has been charged off or criticized without the prior approval of the Bank’s Board, or loan committee under specified circumstances, since the date of the Order.

(xiii) by October 31, 2010, the Board was required to adopt and ensure adherence to action plans for each piece of other real estate owned;

The Board committed to action plans for each piece of other real estate owned centered around a robust reporting and monitoring process. The Board believes that this program has resulted in a substantial reduction in other real estate owned balances.

(xiv) by November 30, 2010, the Board was required to develop, implement and ensure adherence to a policy for effective monitoring and management of concentrations of credit;

The Board believes it developed and implemented a written concentration management program consistent with OCC Bulletin 2006-46 on November 24, 2010. This program was forwarded to the OCC on November 30, 2010. Loan concentration analysis reports are prepared and reviewed quarterly by the Board as part of the Bank’s loan portfolio management practices.

(xv) by October 31, 2010, the Board was required to revise and implement the Bank’s other than temporary impairment policy;

The Board believes that the Other Than Temporary Impairment Policy has been reviewed and revised so that the quarterly other-than-temporary impairment ("OTTI") analysis process identifies and measures OTTI in accordance with GAAP and supervisory guidance, including Financial Accounting Standards Board Accounting Standards Codification 320-10-35 (Recognition and Presentation of Other-than-Temporary Impairments), OCC Bulletin 2009-11 dated April 17, 2009, "Other-than-Temporary Impairment Accounting" and OCC Call Report Instructions.

(xvi) by October 31, 2010, the Board was required to take action to maintain adequate sources of stable funding and liquidity and a contingency funding plan; by October 31, 2010, the Board was required to adopt, implement and ensure compliance with an independent, internal audit program; and

A Liquidity Funding policy that addresses liquidity needs, funding sources and contingency funding was approved by the Board on November 24, 2010 and has been implemented. Additional policies related to liquidity, funding and contingency funding have since been created and are updated annually since the Order was executed.

The Board believes that it has taken appropriate steps to adopt, implement and comply with an independent adequately staffed internal audit program.

(xvii) take actions to correct cited violations of law; and adopt procedures to prevent future violations and address compliance management.

The Board and management believe that they have taken appropriate action to correct cited violations and adopted procedures designed to prevent future violations and address compliance management.

Federal Reserve Agreement. On November 24, 2010, the Company entered into the Agreement with the Reserve Bank. The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement include those set forth below including a description of the status of the Company’s efforts to comply with such provision:

(i) the Company’s Board was required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with its Consent Order entered into with the OCC;

The Company has taken, and continues to take, steps the Board believes are appropriate to use the Company’s financial and managerial resources to serve as a source of strength to the Bank. The steps the Bank has taken to comply with the Order are discussed above.

(ii) the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Federal Reserve Board;

The Company has acknowledged the prohibition on payment of dividends without the prior written consent of the Reserve Bank and Director of the Division of Banking Supervision and Regulation. The Company has not paid any dividends since the effective date of the Agreement.

(iii) the Company may not take dividends or other payments representing a reduction of the Bank’s capital without the prior written approval of the Reserve Bank;

The Company has acknowledged the prohibition on taking dividends or any other capital distributions from the Bank without the prior written consent of the Reserve Bank. The Bank has not paid and the Company has not received any dividends or capital distributions from the Bank since the effective date of the Agreement.

(iv) the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director;

The Company has acknowledged the prohibition on any payment related to the Company’s subordinated debentures and trust preferred securities without the written approval of the Reserve Bank and Director. The Company has not made any payments of interest, principal or other amounts on the Company’s subordinated debentures or trust preferred securities since the effective date of the Agreement.

(v) the Company may not make any payment of interest, principal or other amounts on debt owed to insiders of the Company without the prior written approval of the Reserve Bank and Director;

The Company has acknowledged the prohibition on any payment related to the debt owed to insiders of the Company without the written approval of the Reserve Bank and Director. The Company has not made any payments related to debt owed to insiders since the effective date of the Agreement.

(vi) the Company and its nonbank subsidiary may not incur, increase or guarantee any debt without the prior written approval of the Reserve Bank;

The Company has acknowledged the prohibition on incurring, increasing or guaranteeing any debt without the written approval of the Reserve Bank. The Company has not incurred, increased or guaranteed any debt since the effective date of the Agreement.

(vii) the Company may not purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank;

The Company has acknowledged the prohibition on purchasing or redeeming any shares of its stock without the written approval of the Reserve Bank. The Company has not purchased or redeemed any shares of its stock since the effective date of the Agreement.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The Capital Plan was submitted to the Reserve Bank on January 11, 2011. The Capital Plan has since been updated at least annually and forwarded to the Reserve Bank.

Given the inability to achieve the minimum capital requirements of the Order at the Bank level, the Company continues to update the Reserve Bank on a quarterly basis of its plans to increase its capital ratios above the Capital Plan minimums.

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

The Company believes that it has taken actions to ensure that all required regulatory reports are filed to accurately reflect its financial condition on the date filed, are prepared in accordance with instructions and that records detailing how the reports were filed are maintained and available for supervisory review.

(x) the Company was required to submit to the Reserve Bank, by January 23, 2011, acceptable written procedures to strengthen and maintain internal controls to ensure all required regulatory reports and notices filed with the Board of Governors are accurate and filed in accordance with the instructions for preparation;

The Company believes that it has designed effective written procedures and strengthened internal controls so that all required Board of Governors reports and notices filed are accurate and in accordance with instructions. The written procedures were provided to the Reserve Bank on January 21, 2011.

(xi) the Company was required to submit to the Reserve Bank, by January 8, 2011, a cash flow projection for 2011, reflecting the Company’s planned sources and uses of cash, and submit a cash flow projection for each subsequent calendar year at least one month prior to the beginning of such year;

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar projections for 2012 and 2013 were provided to the Reserve Bank within the time requirements prescribed in the Agreement.

(xii) the Company must comply with: (1) the notice provisions of Section 32 of the FDI Act and Subpart H of Regulation Y in appointing any new director or senior executive officer or changing the duties of any senior executive officer; and (2) the restrictions on indemnification and severance payments of Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations; and

The Company has acknowledged the notice requirements on the appointment of any new director or senior executive officer. The Company has filed the appropriate notice on any new director or senior executive officer since the date of the Agreement.

The Company acknowledges the restriction on indemnification and severance payments. The Company has not made any such indemnification or severance payments since the effective date of the Agreement.

(xiii) the Board must submit written progress reports within 30 days of the end of each calendar quarter.

The Company’s Board has filed each of the required written progress reports with the Reserve Bank since the Agreement was executed.

During the nine months ended September 30, 2013, and the year ended December 31, 2012, the Company incurred approximately $292 thousand and $585 thousand, respectively, of expenses related to complying with these regulatory agreements, consisting primarily of professional and consulting fees. In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders. In the future, the Company may continue to experience increased costs related to compliance with these regulatory agreements and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement. The Company expects, however, that future compliance expenses will continue to decrease from the 2012 level.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. As of November 12, 2013, the Company and the Bank are restricted from paying any dividends without regulatory approval.

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

The Regulatory Capital Rules are effective on January 1, 2014; however, the mandatory compliance date for the Company and the Bank as “standardized approach” banking organizations begins on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the Regulatory Capital Rules will be:

•      a new common equity Tier 1 capital ratio of 4.5%;
•      a Tier 1 capital ratio of 6% (increased from 4%);
•      a total capital ratio of 8% (unchanged from current rules); and
•      a Tier 1 leverage ratio of 4% for all institutions.

The Regulatory Capital Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios:

•      a common equity Tier 1 capital ratio of 7.0%;
•      a Tier 1 capital ratio of 8.5%; and
•      a total capital ratio of 10.5%.

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
•      a new common equity Tier 1 risk-based capital ratio of 6.5%;
•      a Tier 1 risk-based capital ratio of 8% (increased from 6%);
•      a total risk-based capital ratio of 10% (unchanged from current rules); and
•      a Tier 1 leverage ratio of 5% (increased from 4%).

The Regulatory Capital Rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The provisions applicable to banking organizations under the “standardized approach” include changes with respect to risk weights for commercial real estate loans, past due exposures and conversion factors for commitments with an original maturity of one year or less.

Current quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

In accordance with the Order, the Bank is required to achieve and thereafter maintain total risk-based capital equal to at least 13% of risk-weighted assets and Tier 1 capital equal to at least 9% of adjusted total assets. At September 30, 2013 and December 31, 2012, the Bank was not in compliance with these requirements. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below. The Company’s and the Bank’s actual capital positions and ratios at September 30, 2013 and December 31, 2012 are presented in the following table:

Capital Analysis

	September 30,	December 31,
(in thousands)	2013	2012
Company
Tier I capital:
Total tier I capital	$44,025	$39,587
Tier II capital:
Subordinated notes	22,015	19,796
Allowable portion of allowance for loan losses	8,528	8,452
Total tier II capital	30,543	28,248
Total risk-based capital	74,568	67,835
Total risk-weighted assets	$672,645	$665,323

Bank
Tier I capital:
Total tier I capital	$76,307	$69,963
Tier II capital:
Allowable portion of allowance for loan losses	8,523	8,447
Total tier II capital	8,523	8,447
Total risk-based capital	84,830	78,410
Total risk-weighted assets	$672,231	$664,914

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
September 30, 2013
Total capital (to risk-weighted assets)
Company	$74,568	11.09%	$	>53,812	8.00%		N/A	N/A
Bank	$84,830	12.62%	$	>53,779	8.00%	$	>67,223	10.00%
Tier I capital (to risk-weighted assets)
Company	$44,025	6.55%	$	>26,906	4.00%		N/A	N/A
Bank	$76,307	11.35%	$	>26,889	4.00%	$	>40,334	6.00%
Tier I capital (to average assets)
Company	$44,025	4.61%	$	>38,194	4.00%		N/A	N/A
Bank	$76,307	7.99%	$	>38,179	4.00%	$	>47,724	5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2012
Total capital (to risk-weighted assets)
Company	$67,835	10.20%	$	>53,226	>8.00%		N/A	N/A
Bank	$78,410	11.79%	$	>53,193	>8.00%	$	>66,491	>10.00%
Tier I capital (to risk-weighted assets)
Company	$39,587	5.95%	$	>26,613	>4.00%		N/A	N/A
Bank	$69,963	10.52%	$	>26,597	>4.00%	$	>39,895	>6.00%
Tier I capital (to average assets)
Company	$39,587	4.07%	$	>38,879	>4.00%		N/A	N/A
Bank	$69,963	7.20%	$	>38,865	>4.00%	$	>48,581	>5.00%

Note 4.   Loans

Loans receivable, net, consists of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(in thousands)	2013	2012
Residential real estate	$115,645	$90,228
Commercial real estate	238,492	221,591
Construction, land acquisition, and development	29,290	32,502
Commercial and industrial	114,096	109,693
Consumer	117,552	109,783
State and political subdivisions	41,021	33,978
Total loans, gross	656,096	597,775
Unearned discount	(159)	(103)
Net deferred loan fees and costs	553	260
Allowance for loan and lease losses	(17,618)	(18,536)
Loans, net	$638,872	$579,396

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors. See Note 10 to these consolidated financial statements for more information about related party transactions.

The Company originates one-to-four family mortgage loans primarily for sale in the secondary market. During the three and nine month periods ended September 30, 2013, the Company sold $2.5 and $9.0 million, respectively, of one-to-four family mortgages. The Company retains servicing rights on these mortgages.

The Company had $884 thousand and $1.6 million in loans held-for-sale at September 30, 2013 and December 31, 2012, respectively. All loans held for sale are one-to-four family residential mortgage loans.

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

The following tables present the activity in the ALLL by loan category for the three and nine months ended September 30, 2013 and 2012:

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Three months ended September 30, 2013:
Allowance for loan losses:
Beginning balance, July 1, 2013	$2,145	$7,823	$2,390	$3,487	$1,760	$983	$18,588
Charge-offs	(98)	-	(65)	(116)	(74)	-	(353)
Recoveries	9	362	5	71	95	-	542
Provisions	215	(869)	(141)	(225)	105	(244)	(1,159)
Ending balance, September 30, 2013	$2,271	$7,316	$2,189	$3,217	$1,886	$739	$17,618

Three months ended September 30, 2012:
Allowance for loan losses:
Beginning balance, July 1, 2012	$2,005	$9,792	$1,665	$4,058	$1,624	$456	$19,600
Charge-offs	(92)	(144)	-	(3,185)	(198)	-	(3,619)
Recoveries	14	627	5	28	80	-	754
Provisions	22	(708)	62	4,294	126	(4)	3,792
Ending balance, September 30, 2012	$1,949	$9,567	$1,732	$5,195	$1,632	$452	$20,527

Nine months ended September 30, 2013:
Allowance for loan losses:
Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536
Charge-offs	(445)	(48)	(175)	(244)	(433)	-	(1,345)
Recoveries	190	471	124	1,656	371	-	2,812
Provisions	762	(1,169)	78	(2,362)	240	66	(2,385)
Ending balance, Setpember 30, 2013	$2,271	$7,316	$2,189	$3,217	$1,886	$739	$17,618

Nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance, January 1, 2012	$1,823	$11,151	$2,590	$3,292	$1,526	$452	$20,834
Charge-offs	(535)	(1,040)	-	(3,335)	(447)	-	(5,357)
Recoveries	48	957	260	210	199	-	1,674
Provisions	613	(1,501)	(1,118)	5,028	354	-	3,376
Ending balance, September 30, 2012	$1,949	$9,567	$1,732	$5,195	$1,632	$452	$20,527

The following tables present the allocation of the allowance for loan losses and the related loan by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2013 and December 31, 2012:

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$26	$319	$2	$-	$-	$-	$347
Collectively evaluated for impairment	2,245	6,997	2,187	3,217	1,886	739	17,271
Total	$2,271	$7,316	$2,189	$3,217	$1,886	$739	$17,618

Loans receivable:
Individually evaluated for impairment	$2,056	$9,505	$492	$-	$-	$-	$12,053
Collectively evaluated for impairment	113,589	228,987	28,798	114,096	117,552	41,021	644,043
Total	$115,645	$238,492	$29,290	$114,096	$117,552	$41,021	$656,096

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$40	$268	$2	$-	$-	$-	$310
Collectively evaluated for impairment	1,724	7,794	2,160	4,167	1,708	673	18,226
Total	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536

Loans receivable:
Individually evaluated for impairment	$2,773	$11,459	$993	$-	$-	$-	$15,225
Collectively evaluated for impairment	87,455	210,132	31,509	109,693	109,783	33,978	582,550
Total	$90,228	$221,591	$32,502	$109,693	$109,783	$33,978	$597,775

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

The following tables present the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at September 30, 2013 and December 31, 2012:

Commercial Credit Quality Indicators
September 30, 2013
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$19,321	$207,213	$20,935	$102,005	$2,612	$40,264	$392,350
Special mention	1,187	13,843	-	2,310	-	-	17,340
Substandard	1,264	17,436	6,356	4,198	147	757	30,158
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$21,772	$238,492	$27,291	$108,513	$2,759	$41,021	$439,848

Commercial Credit Quality Indicators
December 31, 2012
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$17,138	$189,903	$23,052	$93,484	$3,324	$28,204	$355,105
Special mention	564	8,587	57	7,437	-	849	17,494
Substandard	2,309	23,101	7,395	3,395	143	4,925	41,268
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$20,011	$221,591	$30,504	$104,316	$3,467	$33,978	$413,867

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools. The following table presents the recorded investment in residential real estate loans, consumer loans and commercial indirect auto loans based on payment activity as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
	Accruing	Non-Accruing		Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Construction, land acquisition and development - residential	$1,999	$-	$1,999	$1,998	$-	$1,998
Residential real estate	91,982	1,891	93,873	68,446	1,771	70,217
Commercial - indirect auto	5,573	10	5,583	5,377	-	5,377
Consumer	114,551	242	114,793	106,272	44	106,316
Total	$214,105	$2,143	$216,248	$182,093	$1,815	$183,908

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $7.2 million and $9.7 million at September 30, 2013 and December 31, 2012, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be fewer than 90 days delinquent and still be on a non-accruing status. Loans past due 90 days or more and still accruing interest were $7 thousand and $57 thousand at September 30, 2013 and December 31, 2012, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following tables set forth the detail, and delinquency status, of past due and non-accrual loans at September 30, 2013 and December 31, 2012:

	Performing and Non-Performing Loan Delinquency Status
	September 30, 2013
	Delinquency Status
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Performing (accruing) loans
Real estate:
Residential real estate	$112,433	$407	$291	$-	$113,131
Commercial real estate	233,946	56	171	-	234,173
Construction, land acquisition and development	29,245	-	-	-	29,245
Total real estate	375,624	463	462	-	376,549

Commercial and industrial	113,605	250	146	7	114,008

Consumer	115,715	1,142	445	-	117,302

State and political subdivisions	41,021	-	-	-	41,021

Total performing (accruing) loans	645,965	1,855	1,053	7	648,880

Non-accrual loans
Real estate:
Residential real estate	1,155	90	89	1,180	2,514
Commercial real estate	4,319	-	-	-	4,319
Construction, land acquisition and development	45	-	-	-	45
Total real estate	5,519	90	89	1,180	6,878

Commercial and industrial	56	-	29	3	88

Consumer	20	24	32	174	250

State and political subdivisions	-	-	-	-	-

Total non-accrual loans	5,595	114	150	1,357	7,216

Total loans receivable	$651,560	$1,969	$1,203	$1,364	$656,096

	Performing and Non-Performing Loan Delinquency Status
	December 31, 2012
	Delinquency Status
(in thousands)	0-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	>/= 90 Days Past Due	Total
Performing (accruing) loans
Real estate:
Residential real estate	$86,301	$422	$31	$30	$86,784
Commercial real estate	216,100	194	-	-	216,294
Construction, land acquisition and development	31,899	29	-	-	31,928
Total real estate	334,300	645	31	30	335,006

Commercial and industrial	108,932	517	20	27	109,496

Consumer	107,821	1,489	333	-	109,643

State and political subdivisions	33,978	-	-	-	33,978

Total performing (accruing) loans	585,031	2,651	384	57	588,123

Non-accrual loans
Real estate:
Residential real estate	953	105	230	2,156	3,444
Commercial real estate	250	121	4,352	574	5,297
Construction, land acquisition and development	446	-	-	128	574
Total real estate	1,649	226	4,582	2,858	9,315

Commercial and industrial	61	30	11	95	197

Consumer	2	-	2	136	140

State and political subdivisions	-	-	-	-	-

Total non-accrual loans	1,712	256	4,595	3,089	9,652

Total loans receivable	$586,743	$2,907	$4,979	$3,146	$597,775

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100,000 and performing TDRs, amounted to $12.1 million and $15.2 million at September 30, 2013 and December 31, 2012, respectively. The related allowance on impaired loans was $0.3 million at both September 30, 2013 and December 2012.

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at September 30, 2013 and December 31, 2012. Non-accrual loans, other than TDRs, with individual balances less than $100 thousand are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with individual balances less than $100 thousand that were evaluated under ASC 450 amounted to $1.1 million at September 30, 2013 and $1.9 million at December 31, 2012.

Impaired Loans
	September 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate
Residential real estate	$1,644	$1,818	$-
Commercial real estate	4,137	4,440	-
Construction, land acquisition and development	-	-	-
Total real estate	5,781	6,258	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no allowance recorded	5,781	6,258	-

With a related allowance recorded:
Real estate
Residential real estate	412	562	26
Commercial real estate	5,368	5,368	319
Construction, land acquisition and development	492	492	2
Total real estate	6,272	6,422	347

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	6,272	6,422	347

Total impaired loans
Real estate
Residential real estate	2,056	2,380	26
Commercial real estate	9,505	9,808	319
Construction, land acquisition and development	492	492	2
Total real estate	12,053	12,680	347

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans	$12,053	$12,680	$347

Impaired Loans
	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,275	$1,378	$-
Commercial real estate	389	665	-
Construction, land acquisition and development	709	804	-
Total real estate	2,373	2,847	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no allowance recorded	2,373	2,847	-

With a related allowance recorded:
Real estate:
Residential real estate	1,498	1,512	40
Commercial real estate	11,069	11,069	268
Construction, land acquisition and development	285	285	2
Total real estate	12,852	12,866	310

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	12,852	12,866	310

Total impaired loans:
Real estate:
Residential real estate	2,773	2,890	40
Commercial real estate	11,459	11,734	268
Construction, land acquisition and development	993	1,089	2
Total real estate	15,225	15,713	310

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans	$15,225	$15,713	$310

The following table presents by loan portfolio class, the average balance and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
(in thousands)
Residential real estate	$2,061	$2	$4,227	$1	$2,204	$6	$4,234	$6
Commercial real estate	9,767	80	15,421	83	10,503	254	14,302	222
Construction, land acquisition and development	739	6	2,361	8	894	22	2,707	29
Total real estate	12,567	88	22,009	92	13,601	282	21,243	257

Commercial and industrial	-	-	2,308	-	-	-	3,305	-

Consumer	-	-	71	-	-	-	44	-

State and political subdivisions	-	-	202	-	-	-	137	-

Total impaired loans	$12,567	$88	$24,590	$92	$13,601	$282	$24,729	$257

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $68 thousand and $457 thousand for the three and nine months ended September 30, 2013, respectively, and $376 thousand and $1.2 million for the three and nine months ended September 30, 2012, respectively.

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans (“TDRs”) at September 30, 2013 and December 31, 2012 were $10.9 million and $8.9 million, respectively. Accruing and non-accruing TDRs were $6.0 million and $4.9 million, respectively at September 30, 2013 and $7.5 million and $1.4 million, respectively at December 31, 2012. Approximately $321 thousand and $257 thousand in specific reserves have been established for these loans as of September 30, 2013 and December 31, 2012, respectively. There were no loans modified as TDRs during the three months ended September 30, 2013.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by portfolio segment and class of financing receivable during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled debt restructuring:
Residential real estate	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	2	4,561	4,561
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Total new troubled debt restructuring	-	$-	$-	2	$4,561	$4,561

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled debt restructuring:
Residential real estate	-	$-	$-	-	$-	$-
Commercial real estate	2	1,996	1,996	2	1,996	1,996
Construction, land acquisition and development	-	-	-	1	39	39
Commercial and industrial	-	-	-	-	-	-
Total new troubled debt restructuring	2	$1,996	$1,996	3	$2,035	$2,035

One of the loans modified as a TDR during the nine months ended September 30, 2013 is supported by a 90.0% guarantee by the Small Business Administration. The unguaranteed portion of this loan was $402 thousand and the restructuring had no effect on the ALLL at September 30, 2013. The other loan modified as a TDR during the nine months ended September 30, 2013 resulted in an increase to the ALLL of $1 thousand at September 30, 2013.

The following table shows the types of modifications made during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
			Construction,				Construction,
	Residential	Commercial	Land Acquisition and		Residential	Commercial	Land Acquisition and
(in thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification:
Extension of term	$-	$-	$-	$-	$-	$-	$-	$-
Principal forebearance	-	-	-	-	-	4,561	-	4,561
Total TDRs	$-	$-	$-	$-	$-	$4,561	$-	$4,561

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
			Construction,				Construction,
	Residential	Commercial	Land Acquisition and		Residential	Commercial	Land Acquisition and
(in thousands)	Real Estate	Real Estate	Development	Total	Real Estate	Real Estate	Development	Total
Type of modification:
Extension of term	$-	$1,996	$-	$1,996	$-	$1,996	$39	$2,035
Principal forbearance	-	-	-	-	-	-	-	-
Total TDRs	$-	$1,996	$-	$1,996	$-	$1,996	$39	$2,035

There were no TDRs that re-defaulted during the three months and nine months ended September 30, 2013. The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the three and nine months ended September 30, 2012 that were restructured within the last twelve months prior to re-default:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(in thousands)
Commercial real estate	-	$-	-	$-
Construction, land acquistion and development	-	-	1	408
Total	-	$-	1	$408

Note 5. Other Real Estate Owned

The following schedule presents a breakdown of OREO at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(in thousands)	2013	2012
Land/lots	$3,844	$2,929
Commercial real estate	441	1,054
Residential real estate	120	-
Total	$4,405	$3,983

The following schedule presents the activity in OREO for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Balance, January 1,	$3,983	$6,958
Loans transferred to OREO	255	1,385
Bank premises transferred to OREO	1,819	-
Valuation adjustments	(257)	(808)
Carrying value of OREO sold	(1,395)	(2,463)
Balance, September 30,	$4,405	$5,072

During the third quarter of 2013, the Company transferred to OREO three vacant lots with an aggregate carrying value of $1.8 million from Bank Premises and Equipment that were previously held for future expansion and are now held for sale. These three lots were written down to fair value less cost to sell of $1.7 million. The Company recognized a valuation adjustment of $69 thousand at the time of transfer, which is included in non-interest expense.

The following table presents the components of net expense of OREO for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Insurance	$133	$60
Legal fees	122	55
Maintenance	43	46
Income from the operation of foreclosed properties	(26)	(13)
Professional fees	44	178
Real estate taxes	127	224
Utilities	9	15
Other	59	80
Impairment charges	257	808
Total	$768	$1,453

Note 6.  Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent.  The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available-for-sale and held-to-maturity securities at September 30, 2013 and December 31, 2012:

	September 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$71,237	$2,306	$2,326	$71,217
Government sponsored agency:
Collateralized mortgage obligations	21,356	41	720	20,677
Residential mortgage-backed securities	94,190	83	1,919	92,354
Corporate debt securities	500	-	95	405
Equity securities	1,010	-	49	961
Total available-for-sale securities	$188,293	$2,430	$5,109	$185,614

Held-to-maturity:
Obligations of state and political subdivisions	$2,280	$140	$-	$2,420

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale
Obligations of U.S. government agencies	$1,821	$70	$-	$1,891
Obligations of state and political subdivisions	95,312	8,922	733	103,501
Government sponsored agency:
Collateralized mortgage obligations	8,805	311	13	9,103
Residential mortgage-backed securities	67,765	1,920	229	69,456
Corporate debt securities	500	-	90	410
Equity securities	1,010	-	10	1,000
Total available-for-sale securities	$175,213	$11,223	$1,075	$185,361

Held-to-maturity
Obligations of state and political subdivisions	$2,198	$285	$-	$2,483

At September 30, 2013 and December 31, 2012, securities with a carrying amount of $176.7 million and $185.0 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the amortized cost and fair value of the Company’s debt securities at September 30, 2013 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
One year through five years	740	710	-	-
After five years through ten years	22,018	22,530	2,280	2,420
After ten years	48,979	48,382	-	-
Collateralized mortgage obligations	21,356	20,677	-	-
Residential mortgage-backed securities	94,190	92,354	-	-
Total	$187,283	$184,653	$2,280	$2,420

Gross proceeds from the sale of securities for the three and nine months ended September 30, 2013 were $10.9 million and $51.1 million, respectively. Gross realized gains were $0.8 million and $3.0 million for the three months and nine months ended September 30, 2013, respectively. There were no gross realized losses for the three months ended September 30, 2013 Gross realized losses were $408 thousand nine months ended September 30, 2013. For the three months and nine months ended September 30, 2012, securities with an aggregate carrying value of $6.5 million were sold for an aggregate sales price of $6.6 million resulting in gross realized gains of $84 thousand. The settlement of these sales happened subsequent to September 30, 2012. There were no securities sold at a realized loss during the three months and nine months ended September 30, 2012. The Company recognized gains of $4 thousand and $12 thousand on securities called during the three months and nine months ended September 30, 2012, respectively.

The following tables indicate the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$16,257	$1,916	$2,428	$410	$18,685	$2,326
Government-sponsored agency:
Collateralized mortgage obligations	17,110	710	910	10	18,020	720
Residential mortgage-backed securities	89,027	1,919	-	-	89,027	1,919
Corporate debt securities	-	-	405	95	405	95
Equity securities	-	-	951	49	951	49
Total	$122,394	$4,545	$4,694	$564	$127,088	$5,109

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$8,649	$398	$4,139	$335	$12,788	$733
Government-sponsored agency:
Collateralized mortgage obligations	1,485	13	2	-	1,487	13
Residential mortgage-backed securities	12,899	229	-	-	12,899	229
Corporate debt securities	-	-	410	90	410	90
Equity securities	990	10	-	-	990	10
Total	$24,023	$650	$4,551	$425	$28,574	$1,075

The majority of the Company’s securities portfolio is comprised of obligations of states and political subdivisions, residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations. The Company held a total of 78 securities that were in an unrealized loss position at September 30, 2013, with 11 of those securities in unrealized loss position for more than 12 months. Substantially all of the unrealized losses relate to debt securities.

In determining whether unrealized losses are other-than-temporary, management considers the following factors:

⋅	The causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
⋅	The severity and duration of the decline;
⋅	The Company’s ability and intent to hold the security to allow for recovery in fair value, as well as the likelihood of such a recovery in the near term;
⋅
The Company’s intent to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.

Management performed a review of the fair values of all securities as of September 30, 2013 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that other than temporary impairment (“OTTI”) did not exist at September 30, 2013. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at September 30, 2013 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and collateralized mortgage obligations relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There were two obligations of state and political subdivisions that were either non-rated or had a rating below A. However, according to the independent credit analysis these two bonds were considered investment grade.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations (“PreTSLs”):

At September 30, 2012, the Company’s PreTSLs were comprised of four securities that were collateralized by debt issued by bank holding companies and insurance companies with an aggregate amortized cost of $10.3 million and an estimated fair value of $6.1 million. The Company divested its entire holdings of PreTSLs during 2012 and held no such securities at September 30, 2013.

The following table provides a cumulative rollforward of credit losses recognized:

Rollforward of Cumulative Credit Losses

(in thousands)	2013	2012
Beginning balance January 1	$-	$8,619
Credit losses on debt securities for which OTTI was not previously recognized	-	-
Additional credit losses on debt securities for which OTTI was previously recognized	-	96
Less: sale of PreTSLs for which OTTI was previously recognized	-	-
Ending balance, September 30	$-	$8,715

Investments in FHLB of Pittsburgh and FRB stock, which have limited marketability, are carried at cost and totaled $3.9 million and $7.3 million at September 30, 2013 and December 31, 2012, respectively. FRB stock of $1.3 million is included in Other Assets at September 30, 2013 and December 31, 2012. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2013.

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

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

⋅      Level 1 valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

⋅      Level 2 valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

⋅      Level 3 valuation is derived from other valuation methodologies including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

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

At September 30, 2013, the Company owned one security issued by a state and political subdivision with an amortized cost of $740 thousand and fair value of $710 thousand that is valued using Level 3 inputs. The market for this security has not been active since the credit rating of the issuer was downgraded by several nationally recognized credit rating agencies in 2010. The Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security at September 30, 2013.

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

Borrowed funds

The Bank uses discounted cash flows based on rates currently available for debt with similar terms and remaining maturities, as well as the Company’s credit worthiness, to estimate fair value.

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

Assets measured at fair value on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Fair Value Measurements at September 30, 2013
		Quoted prices	Significant	Significant
		in active markets	observable	unobservable
		for identical assets	inputs	inputs
(in thousands)	Fair value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Government-sponsored agency:
Collateralized mortgage obligations	$20,677	$-	$20,677	$-
Residential mortgage-backed securities	92,354	-	92,354	-
Obligations of state and political subdivisions	71,217	-	70,507	710
Corporate debt securities	405	-	405	-
Equity securities	961	961	-	-
Total securities available-for-sale	$185,614	$961	$183,943	$710

		Fair Value Measurements at December 31, 2012
		Quoted prices	Significant	Significant
		in active markets	observable	unobservable
		for identical assets	inputs	inputs
(in thousands)	Fair value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,891	$-	$1,891	$-
Government-sponsored agency:
Collateralized mortgage obligations	9,103	-	9,103	-
Residential mortgage-backed securities	69,456	-	69,456	-
Obligations of state and political subdivisions	103,501	-	101,762	1,739
Corporate debt securities	410	-	410	-
Equity securities	1,000	1,000	-	-
Total securities available-for-sale	$185,361	$1,000	$182,622	$1,739

The tables below present a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2013 and 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	State and Political Subdivisions
Balance at December 31, 2012	$1,739
Amortization	-
Accretion	-
Payments received	(425)
Sales	(622)
Total gains or losses (realized/unrealized):
Included in earnings	2
Included in other comprehensive income	16
Balance at September 30, 2013	$710

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2011	$3,801	$2,811	$36,256	$42,868
Amortization	-	-	(348)	(348)
Accretion	-	-	90	90
Payments received	(154)	(410)	(10,692)	(11,256)
Purchases	-	-	14,691	14,691
Sales and calls	-	(585)	(6,513)	(7,098)
Total gains or losses (realized/unrealized):
Included in earnings	(96)	1	84	(11)
Included in other comprehensive income	2,565	56	(27)	2,594
Balance at September 30, 2012	$6,116	$1,873	$33,541	$41,530

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2013.

Assets measured at fair value on a non-recurring basis

Assets newly measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013
(in thousands)	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent impaired loans	$6,046	$-	$-	$6,046
Other real estate owned	2,376	-	-	2,376

	Fair Value Measurements at December 31, 2012
(in thousands)	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent impaired loans	$7,816	$-	$-	$7,816
Other real estate owned	2,455	-	-	2,455

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value	September 30, 2013		December 31, 2012
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$86,386	$86,386	$115,271	$115,271
Securities available-for-sale	See previous table	185,614	185,614	185,361	185,361
Securities held-to-maturity	Level 2	2,280	2,420	2,198	2,483
FHLB and FRB Stock	Level 2	3,900	3,900	7,308	7,308
Loans, held for sale	Level 3	884	884	1,615	1,615
Loans, net	Level 2	638,872	644,729	579,396	592,504
Accrued interest receivable	Level 2	2,320	2,320	2,199	2,199
Mortgage servicing rights	Level 3	560	972	675	884

Financial liabilities
Deposits	Level 2	853,810	856,034	854,613	858,970
Borrowed funds	Level 2	72,523	75,790	53,903	59,021
Accrued interest payable	Level 2	8,234	8,234	6,427	6,427

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

The following table shows the calculation of both basic and diluted earnings per common share and the number of stock options excluded from common share equivalents for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2013	2012	2013	2012
Net income (loss)	$1,887	$(6,521)	$4,338	$(8,653)

Basic weighted-average number of common shares outstanding	16,457,169	16,442,119	16,457,169	16,442,119
Plus: common share equivalents	-	-	-	-
Diluted weighted-average number of common shares outstanding	16,457,169	16,442,119	16,457,169	16,442,119

Earnings per common share:
Basic	$0.11	$(0.40)	$0.26	$(0.53)
Diluted	$0.11	$(0.40)	$0.26	$(0.53)

Number of stock options excluded from common share equivalents	114,348	114,348	144,470	144,470

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented. Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.

Note 9. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Operations	Income	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(817)	Net gain on sale of securities	$(2,558)	Net gain on sale of securities
Taxes	278	Income taxes	870	Income taxes
Net of tax amount	$(539)		$(1,688)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Operations	Income	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(88)	Net gain on sale of securities	$(96)	Net gain on sale of securities
Reclassification adjustment for non-credit-related gains reclassified into net income	2,345	OTTI	2,565	OTTI
Taxes	(767)	Income taxes	(840)	Income taxes
Net of tax amount	$1,490		$1,629

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$(1,142)	$(449)	$6,698	$(3,967)
Other comprehensive (loss) income before reclassifications	(87)	4,680	(6,778)	8,140
Amounts reclassified from accumulated other comprehensive (loss) income	(539)	(121)	(1,688)	(63)
Net other comprehensive (loss) income during the period	(626)	4,559	(8,466)	8,077
Ending balance	$(1,768)	$4,110	$(1,768)	$4,110

Note 10. Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the nine months ended September 30, 2013 and 2012:

	September 30,
(in thousands)	2013	2012
Outstanding at beginning of the year	$33,296	$87,442
New loans and advances	38,669	52,242
Repayments / reductions	(38,750)	(89,369)
Other (1)	(256)	-
Outstanding at end of period	$32,959	$50,315

(1) Represents loans to related parties that ceased being related parties during the period.

At September 30, 2013, loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements totaled $184 thousand.

Included in related party loans is $8.3 million outstanding under a commercial line of credit (“line”) to a company owned by a director. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.3 million is outstanding. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2013 and December 31, 2012 amounted to $69.0 million and $66.7 million, respectively. Interest paid on the deposits amounted to $55 thousand and $111 thousand for the nine months ended September 30, 2013 and 2012, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments for these services of $2.4 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10.0 million at both September 30, 2013 and December 31, 2012. There was no interest paid to directors on these notes for the nine months ended September 30, 2013 and 2012. Interest accrued and unpaid on loans to directors totaled $2.8 million at September 30, 2013.

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

There was no compensation expense related to options or stock under the Employee Stock Incentive Plan, the Directors’ Stock Plan, and the Employee Stock Plan for the three months and nine months ended September 30, 2013 and 2012.

In accordance with current accounting guidance, all options are charged against income at their fair value.  Awards granted under the plans vest immediately and the entire expense of the award is recognized in the year of grant.

A summary of the status of the Company’s stock option plans is presented below:

	Nine Months Ended September 30,
	2013		2012
		Weighted		Weighted
		Average		Average
		Exerice		Exerice
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	129,170	$14.26	188,193	$12.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(14,822)	13.81	(43,723)	7.17
Outstanding at period end	114,348	$14.32	144,470	$14.27
Options exercisable at period end	114,348	$14.32	144,470	$14.27
Weighted average fair value of options granted during the year		$-		$-
Stock-based compensation expense		$-		$-

There were no options exercised during these periods. As of September 30, 2013, there was no unrecognized compensation expense.

Information pertaining to options outstanding at September 30, 2013 is as follows:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.01 - $23.13	114,348	2.74	$14.32	114,348	$14.32

At September 30, 2013, there was no aggregate intrinsic value of exercisable options.

Note 12. Contingencies

In addition to the litigation disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the following two class actions were filed against the Company and the Bank during the third quarter of 2013:

•      On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  This matter is in its early discovery stage.  At this time the Company cannot reasonably determine the outcome or potential range of loss.

•      On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarity situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  This matter is in its early discovery stage.  At this time the Company cannot reasonably determine the outcome or potential range of loss.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on our Form 10-K for the year ended December 31, 2012 and our Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are classified as impaired. For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated generally by loan segment and risk rating categories of “Pass,” “Special Mention” or “Substandard and Accruing,” and historical loss factors and varied qualitative factor basis point allocations are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans include non-accrual status are included in impaired loans if they are above the $100 thousand loan relationship threshold and all loans considered TDRs.

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

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity or available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities during the nine months ended September 30, 2013. The Company recognized OTTI charges on securities of $96 thousand within the consolidated statements of operations for the nine months ended September 30, 2012, which related mainly to estimated credit losses on pooled trust preferred securities.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure and bank premises that are no longer used in operation or for future bank expansion. OREO is held for sale and is initially recorded at fair value less cost to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of a property through foreclosure or deed in-lieu, any write-down to fair value less estimated selling costs is charged to the ALLL. This determination is made on an individual asset basis. Bank premises no longer used for operation or for future expansion are transferred to OREO at their fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations of the properties are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense as incurred.

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

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2013 and December 31, 2012, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

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

The Company’s performance for the three- and nine-month periods ended September 30, 2013 was positively impacted by lower non-interest expense due to cost containment initiatives, less reliance on outside consultants, and asset quality improvement.

The Company recorded net income of $1.9 million, or $0.11 per diluted common share, for the three month period ended September 30, 2013, compared to a net loss of $6.5 million, or $(0.40) per diluted common share, for the comparable three months of 2012. The $8.4 million earnings improvement was due primarily to a credit for loan and leases losses, coupled with a reduction in non-interest expense and an increase in non-interest income, partially offset by a decrease in net interest income. Net income for the nine months ended September 30, 2013 was $4.3 million, or $0.26 per diluted common share, an increase of $13.0 million, compared to a net loss of $8.7 million, or $(0.53) per diluted common share, for the same period in the prior year.  The annualized return on average equity was 23.47% and 16.76% for the three and nine months ended September 30, 2013, compared to (64.68)% and (28.11)% for the comparable periods in 2012.  The annualized return on average assets was 0.79% and 0.61% for the three and nine months ended September 30, 2013, compared to (2.64)% and (1.13)% for the comparable periods in 2012.  Average equity to average assets was 3.37% and 3.67% for the three and nine months ended September 30, 2013, compared to 4.08% and 4.01% for the comparable periods in 2012.   The Company did not pay any dividends during the three or nine months ended September 30, 2013 and 2012.

The $8.4 million earnings improvement for the third quarter was largely due to a $1.2 million credit for loan and lease losses recorded in 2013 as compared to a $3.8 million provision for loan and lease losses recorded for the same three months of 2012. Also positively affecting third quarter earnings was a $3.1 million, or 27.8%, decrease in non-interest expense and a $756 thousand, or 45.6%, increase in non-interest income compared to the same period of 2012. The reduction in non-interest expense was driven by decreases in professional and legal fees, expenses related to other real estate owned, salaries and employee benefits expense, and the provision for off-balance sheet commitments. The increase in non-interest income resulted primarily from net gains on the sale of investment securities and an increase in other income, partially offset by a decrease in net gains on the sale of mortgage loans held for sale. The increase in other income resulted primarily from interest received from the IRS on federal income tax refunds. These positive factors were partially offset by a $402 thousand decrease in net interest income.

The $13.0 million increase in earnings for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to a $6.7 million decrease in non-interest expense coupled with a $2.5 million increase in non-interest income. In addition, the Company recorded a $2.4 million credit for loan and lease losses for the nine months ended September 30, 2013 compared to a provision of $3.4 million for the same nine months of 2012.

Total assets increased $10.2 million, or 1.1%, to $978.5 million at September 30, 2013 as compared to $968.3 million at December 31, 2012. The balance sheet increase reflected improved loan demand, which resulted in a $59.5 million, or 10.3%, increase in loans, net of deferred loan origination fees and costs, unearned income and the allowance for loan and lease losses. Total deposits were $853.8 million at September 30, 2013, a decrease of $0.8 million from $854.6 million at December 31, 2012. As a result of the increased loan demand, cash and cash equivalents decreased $28.9 million to $86.4 million at September 30, 2013 from $115.3 million at December 31, 2012. Borrowed funds, specifically advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh increased $18.6 million to $37.2 million at the end of the third quarter of 2013 compared to December 31, 2012.  These advances were used for liquidity purposes in funding the increased loan demand.

Total shareholders’ equity decreased $4.1 million, or 11.1%, to $32.8 million at September 30, 2013 from $36.9 million at December 31, 2012.  Year-to-date net income of $4.3 million was more than entirely offset by other comprehensive loss of $8.5 million due to the change in fair value of the Company’s available-for-sale securities. The change in fair value of available-for-sale securities was related entirely to changes in market interest rates. Despite the reduction in shareholders’ equity, the Company’s regulatory capital ratios improved at September 30, 2013, as compared to December 31, 2012. The ratio of total capital to risk-weighted assets improved to 11.09% at the end of the third quarter of 2013 from 10.20% at year-end 2012. The leverage ratio, Tier 1 capital as a percentage of average assets, rose to 4.61% at September 30, 2013, as compared to 4.07% at December 31, 2012.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest revenue, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds.  Net interest income represents the largest component of the Company’s operating income and as such is the primary determinant of profitability.  Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets. However, due to the Company’s net operating losses in prior years, the Company has not paid federal income taxes in 2012 and 2013. The Company’s net interest margin was 3.17% for the three months ended September 30, 2013, a reduction of 12 basis points compared to 3.29% for the same period in 2012.  Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax equivalent basis, was 3.05% for the three months ended September 30, 2013, a decrease of 9 basis points compared to 3.14% for the same period of 2012. For the nine months ended September 30, 2013, the tax-equivalent net interest margin and the rate spread was 3.23% and 3.11%, respectively, compared to 3.27% and 3.14% for the respective nine-month periods of 2012.

For the nine months ended September 30, 2013, net interest income on a tax equivalent basis decreased $2.2 million to $20.9 million from $23.1 million for the comparable period in 2012.  Tax-equivalent interest income decreased $3.8 million, or 12.7%, to $26.4 million for the nine months ended September 30, 2013, which was partially mitigated by a $1.6 million, or 23.0%, reduction in interest expense. The reduction in interest income resulted primarily from a 20 basis point decline in the tax-equivalent yield on earning assets, coupled with a $79.1 million, or 8.4%, decrease in average earning assets which caused decreases to interest income of $2.4 million and $1.4 million, respectively. The reduction in interest expense resulted primarily from a $77.5 million decrease in average interest-bearing liabilities, and to a lesser extent, a 17 basis point decline in the cost of funds, which reduced interest expense by $1.2 million and $430 thousand, respectively.

For the third quarter, tax-equivalent net interest income decreased $0.5 million to $6.9 million in 2013 from $7.5 million in 2012. The decrease in tax-equivalent interest income was caused primarily by a 27 basis point decrease in the yield on average earning assets to 3.99% in 2013 from 4.26% in 2012. Loan yield fell 36 basis points, while yields on investment securities decreased 122 basis points, which resulted in decreases to tax-equivalent interest income of $589 thousand and $352 thousand, respectively. Interest expense for the three-month period ended September 30, 2013 was impacted by an 18 basis point decrease in the cost of funds and a $17.5 million reduction in average interest-bearing liabilities.

Interest income on loans on a tax-equivalent basis decreased $0.3 million and $2.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  The decrease in interest income on loans for the three months ended September 30, 2013 was as a result of the 36 basis point decrease in yield, partially mitigated by a $23.3 million increase in average loan balances to $650.2 million, as the Company experienced strong loan demand in the third quarter.  The decrease in interest income on loans for the nine months ended September 30, 2013 was as a result of a decrease in average loan balances of $32.8 million to $628.5 million, coupled with a 25 basis point decline in the tax-equivalent yield.  The reductions in the yield on loans for both the three and nine months ended September 30, 2013 was due to payoffs of higher yielding loans which cannot be replaced in this low interest rate environment caused by the continuing weak economic conditions.

Interest and dividend income on investment securities on a tax-equivalent basis decreased by $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  The reductions in interest and dividend income on investment securities are primarily attributable to decreases in the tax-equivalent yield of investment securities of 122 basis points and 101 basis points, respectively, for the three and nine month periods ended September 30, 2013. Although average investment securities increased $1.3 million and $2.3 million, for the respective three-month and nine-month periods ended September 30, 2013, high-yielding tax-free state and municipal obligations that were sold during the second and third quarters of 2013 were reinvested into lower-yielding instruments contributing to the lower yield and lower interest and dividend income.

Average interest-bearing deposits in other banks and federal funds sold were $31.2 million and $36.4 million for the three and nine months ended September 30, 2013 compared to $87.0 million and $85.0 million for the comparable periods in 2012, as management deployed available liquidity during the nine months ended September 30, 2013 to purchase investment securities and fund loan demand. As a result, interest earned from interest-bearing deposits in other banks decreased $26 thousand and $73 thousand for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Average interest-bearing liabilities totaled $769.6 million for the three months ended September 30, 2013, a decrease of $17.5 million, or 2.2%, compared to the same period in 2012 due primarily to decreases in average deposits. Average interest-bearing demand deposits, savings deposits, and other time deposits decreased $5.6 million, $3.3 million, and $29.9 million, respectively, from the same three-month period in 2012. These reductions were partially offset by increases in average time deposits over $100 thousand of $20.5 million. The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand and other time deposits decreased 7, 8, 12 and 11, basis points respectively, from the same period in 2012. In total, the average cost of interest-bearing deposits decreased by 12 basis points to 0.59% during the three months ended September 30, 2013 from 0.71% for the same period in 2012.

Average interest-bearing liabilities totaled $758.0 million for the nine months ended September 30, 2013, a decrease of $77.5 million, or 9.3%, compared to the same period in 2012. Reductions in the average balances of savings deposits, time deposits over $100 thousand and other time deposits were partially offset by an increase in interest-bearing demand deposits. On a year-to-date basis, the average cost of interest-bearing deposits decreased by 12 basis points to 0.61% in 2013 from 0.73% for the same period in 2012. The decreases in the rates for interest-bearing deposits were driven primarily by the pricing decreases that resulted from the Company’s pricing strategy and an overall decrease in market rates.

Average borrowings increased $0.8 million for the three months ended September 30, 2013 as compared to the same three months of 2012. For the nine months ended September 30, 2013, average borrowings decreased $17.0 million, or 22.6%, as compared to the same period in the prior year.  The cost of borrowed funds decreased by 98 basis points and 4 basis points to 4.38% and 5.17% for the three and nine months ended September 30, 2013 as compared to 5.36% and 5.21% for the same periods in 2012. The decrease in average borrowing costs was due to advances from the FHLB of Pittsburgh accounting for a larger percentage of the overall balance of borrowed funds. In addition, advances taken during the nine months ended September 30, 2013 were at significantly lower rates than prior advances. The weighted average cost of FHLB of Pittsburgh advances for the nine month ended September 30, 2013 was 2.34%, a decrease of 119 basis points from 3.53% for the same period of 2012.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables set forth certain information relating to our consolidated statements of financial condition and operations for the three- and nine-month periods ended September 30, 2013 and 2012, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning Assets (2)(3)
Loans-taxable (4)	$608,799	$6,486	4.26%	$593,627	$6,816	4.59%
Loans-tax free (4)	41,412	526	5.08%	33,258	503	6.05%
Total loans (1)(2)	650,211	7,012	4.31%	626,885	7,319	4.67%
Securities-taxable	133,253	596	1.79%	112,157	809	2.89%
Securities-tax free	61,757	1,126	7.29%	81,521	1,492	7.32%
Total securities (1)(5)	195,010	1,722	3.53%	193,678	2,301	4.75%
Interest-bearing deposits in other banks and federal funds sold	31,166	17	0.22%	87,017	43	0.20%
Total earning assets	876,387	8,751	3.99%	907,580	9,663	4.26%
Non-earning assets	96,810			101,027
Allowance for loan and lease losses	(18,744)			(19,861)
Total assets	$954,453			$988,746

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	285,245	124	0.17%	290,843	172	0.24%
Savings deposits	86,831	21	0.10%	90,094	41	0.18%
Time deposits over $100,000	173,052	339	0.78%	152,547	345	0.90%
Other time deposits	153,788	553	1.44%	183,736	711	1.55%
Total interest-bearing deposits	698,916	1,037	0.59%	717,220	1,269	0.71%
Borrowed funds and other interest-bearing liabilities	70,730	775	4.38%	69,915	937	5.36%
Total interest-bearing liabilities	769,646	1,812	0.94%	787,135	2,206	1.12%
Demand deposits	133,059			137,625
Other liabilities	19,581			23,656
Shareholders' equity	32,167			40,330
Total liabilities and shareholders' equity	$954,453			$988,746
Net interest income/interest rate spread (6)		6,939	3.05%		7,457	3.14%
Tax equivalent adjustment		(562)			(678)
Net interest income as reported		$6,377			$6,779

Net interest margin (7)			3.17%			3.29%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2013 and 2012.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest-earning assets.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$590,494	$19,147	4.32%	$627,527	$21,370	4.54%
Loans-tax free (4)	37,986	1,532	5.38%	33,774	1,661	6.56%
Total loans (1)(2)	628,480	20,679	4.39%	661,301	23,031	4.64%
Securities-taxable	127,263	1,799	1.88%	114,467	2,596	3.02%
Securities-tax free	70,918	3,847	7.23%	81,428	4,467	7.31%
Total securities (1)(5)	198,181	5,646	3.80%	195,895	7,063	4.81%
Interest-bearing deposits in other banks and federal funds sold	36,438	70	0.26%	84,974	143	0.22%
Total earning assets	863,099	26,395	4.08%	942,170	30,237	4.28%
Non-earning assets	96,322			102,245
Allowance for loan and lease losses	(18,915)			(20,573)
Total assets	$940,506			$1,023,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	294,414	432	0.20%	293,789	512	0.23%
Savings deposits	85,873	75	0.12%	89,552	131	0.20%
Time deposits over $100,000	158,953	982	0.82%	180,087	1,145	0.85%
Other time deposits	160,404	1,736	1.44%	196,672	2,390	1.62%
Total interest-bearing deposits	699,644	3,225	0.61%	760,100	4,178	0.73%
Borrowed funds and other interest-bearing liabilities	58,328	2,262	5.17%	75,352	2,944	5.21%
Total interest-bearing liabilities	757,972	5,487	0.97%	835,452	7,122	1.14%
Demand deposits	127,574			127,685
Other liabilities	20,441			19,665
Shareholders' equity	34,519			41,040
Total liabilities and shareholders' equity	$940,506			$1,023,842
Net interest income/interest rate spread (6)		20,908	3.11%		23,115	3.14%
Tax equivalent adjustment		(1,829)			(2,084)
Net interest income as reported		$19,079			$21,031

Net interest margin (7)			3.23%			3.27%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2013 and 2012.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

The following table shows the effect of changes in volume and interest rates on net interest income. The variance in interest income or expense due to the combination of rate and volume has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$171	$(501)	$(330)	$(1,228)	$(995)	$(2,223)
Loans - tax free	111	(88)	23	192	(321)	(129)
Total loans	282	(589)	(307)	(1,036)	(1,316)	(2,352)
Securities - taxable	133	(346)	(213)	265	(1,062)	(797)
Securities - tax free	(360)	(6)	(366)	(571)	(49)	(620)
Total securities	(227)	(352)	(579)	(306)	(1,111)	(1,417)
Interest-bearing deposits in other banks and federal funds sold	(30)	4	(26)	(91)	18	(73)
Total interest income	25	(937)	(912)	(1,433)	(2,409)	(3,842)

Interest expense:
Interest-bearing demand deposits	(3)	(45)	(48)	1	(81)	(80)
Savings deposits	(1)	(19)	(20)	(5)	(51)	(56)
Time deposits over $100,000	43	(49)	(6)	(131)	(32)	(163)
Other time deposits	(110)	(48)	(158)	(410)	(244)	(654)
Total interest-bearing deposits	(71)	(161)	(232)	(545)	(408)	(953)
Borrowed funds and other interest-bearing liabilities	11	(173)	(162)	(660)	(22)	(682)
Total interest expense	(60)	(334)	(394)	(1,205)	(430)	(1,635)
Net interest income	$85	$(603)	$(518)	$(228)	$(1,979)	$(2,207)

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

Credits for loan and lease losses of $1.2 million and $2.4 million were recorded for the three- and nine-month periods ended September 30, 2013, respectively, compared to provisions of $3.8 million and $3.4 million, respectively, for the same periods in the prior year.  The release of reserves in 2013 reflected improved asset quality metrics, reductions in historical loss factors and net recoveries of $1.5 million for the nine months ended September 30, 2013 though total loans increased as a result of demand for new loans.

Non-performing loans decreased $2.5 million, or 25.6%, to $7.2 million at September 30, 2013 from $9.7 million at December 31, 2012. The Company recorded net recoveries of $1.5 million for the nine months ended September 30, 2013, compared to net charge-offs of $3.7 million for the same nine months of 2012. Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.

Non-interest Income

The Company recorded total non-interest income of $2.4 million for the three months ended September 30, 2013, an increase of $0.7 million from the $1.7 million earned during the comparable period in 2012.  The increase in non-interest income was primarily due to a $0.7 million increase in net gains on sale of securities, partially offset by a $168 thousand decrease in net gains on the sale of loans held for sale, specifically residential mortgage loans. Since the third quarter of 2012, the Company has been holding 15- and 20-year mortgages in its loan portfolio rather than selling these loans as part of its asset/liability strategy. This strategy, which was extended to 30-year mortgages in the third quarter of 2013, directly contributed to the decrease in net gains on the sale of loans held for sale. Also affecting non-interest income for the third quarter was an increase of $301 thousand in other income, which resulted primarily from interest received from the IRS on federal income tax refunds.

Non-interest income amounted to $7.2 million for the nine months ended September 30, 2013, an increase of $2.5 million from $4.7 million for the nine months ended September 30, 2012. Similar to the reasons given for the quarterly increase, the year-to-date increase in non-interest income was primarily attributable to a $2.5 million increase in net gains on the sale of investment securities, partially offset by a decrease of $498 thousand in net gains on the sale of loans held for sale. Also affecting non-interest income was an increase of $754 thousand in other income from $534 thousand for the nine months ended September 30, 2012 to $1.3 million for the same nine months of 2013, which resulted primarily from the settlement of an insurance claim and interest on federal income tax refunds. Deposit service charges, net gains on the sale of other real estate owned and loan-related fees decreased of $74 thousand, $166 thousand and $80 thousand, respectively.

Non-interest Expense

For the three months ended September 30, 2013, non-interest expense decreased $3.1 million, or 27.8%, to $8.1 million, from $11.2 million for the same three months of 2012 for reasons similar to the nine-month changes described below.  On a year-to-date basis, non-interest expense decreased $6.7 million to $24.3 million in 2013 from $31.0 million in 2012. Professional fees declined $2.5 million, or 67.3%, as the Company continued to reduce its reliance on outside consultants. Salaries and employee benefits decreased $1.2 million, or 11.0%, as a result of a reduction in forces and voluntary separation program implemented in the fourth quarter of 2012.  Also favorably impacting non-interest expense was an increase in the credit for off-balance sheet commitments of $566 thousand and reductions in legal fees, other operating expenses and FDIC assessments of $954 thousand, $336 thousand and $287 thousand, respectively.

Professional and legal fees are expected to continue to decline to more normalized levels for the remainder of 2013, reflecting reduced activity related to, and the potential resolution of, certain outstanding litigation, as well as less reliance on outside advisors and consultants.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the three and nine months ended September 30, 2013 and 2012. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in prior periods.

Financial Condition

Assets

Total assets were $978.5 million at September 30, 2013, an increase of $10.2 million, or 1.1%, from $968.3 million at December 31, 2012.  Earning assets totaled $911.3 million and represented 93.1% of total assets at the end of the third quarter of 2013, compared to $886.6 million, or 91.6%, of total assets at the end of 2012. The improvement in earning assets reflected decreases in nonperforming asset levels coupled with an increase in loan demand. At September 30, 2013, loans, net of unearned income, totaled $656.5 million and represented 72.0% of earning assets, compared to $597.9 million, or 67.4%, of earning assets at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents decreased $28.9 million, or 25.1%, during the nine months ended September 30, 2013 to $86.4 million. The decrease resulted primarily from a $58.6 million increase in total loans. Partially offsetting the increase in loan demand was the receipt of federal income tax refund in the amount of $11.6 million and an increase of $18.6 million in advances from the FHLB of Pittsburgh. The Company did not pay any dividends during the three and nine months ended September 30, 2013, as it suspended paying dividends to conserve capital and comply with regulatory requirements.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and provides a source of interest income to increase our profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Investment securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities not classified as held to maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The Company determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management strategies. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank of Pittsburgh and Federal Reserve Bank stocks, are carried at cost. Federal Reserve Bank stock is included in other assets.

At September 30, 2013, the Company’s investment portfolio was comprised principally of obligations of U.S. Government-sponsored agencies, including residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”) and  tax-exempt and taxable obligations of states and political subdivisions. At September 30, 2013, there were two security issuers, St. Clair County, IL School District and the Commonwealth of Massachusetts, whose securities had aggregate carrying values that exceeded 10.0% of shareholders’ equity. The aggregate carrying values of the securities of these issuers were $4.0 million and $3.9 million, respectively, at September 30, 2013.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	September 30,	December 31,
(in thousands)	2013	2012
Available-for-sale
Obligations of U.S. government agencies	$-	$1,891
Obligations of state and political subdivisions	71,217	103,501
Government-sponsored agency:
Collateralized mortgage obligations	20,677	9,103
Residential mortgage-backed securities	92,354	69,456
Corporate debt securities	405	410
Equity securities	961	1,000
Total	$185,614	$185,361

Held-to-maturity
Obligations of state and political subdivisions	$2,280	$2,198

During the third quarter of 2013, the Company sold 16 securities, including one obligation of a U.S. government agency, four U.S. Government-sponsored agency residential mortgage-backed securities, one U.S. government-sponsored agency CMO, and 10 obligations of state and political subdivisions, with an aggregate carrying value of $10.1 million. Net gains of $817 thousand were realized upon the sale and are included in non-interest income. The Company sold these securities as part of its strategy to reduce concentration risk within the municipal portfolio, in addition to anticipating liquidity needs in response to increased loan growth and cyclical deposit trends of public funds expected during the remainder of 2013. For the nine months ended September 30, 2013 security sales totaled $51.1 million. Net gains on the sales of these securities amounted $2.6 million.

The Company did not purchase any securities during the third quarter of 2013. Year-to-date security purchases totaled $74.0 million. All securities purchased were issued by U.S. government-sponsored agencies and included $56.2 million of residential mortgage-backed securities and $17.8 million of CMOs.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on book value, at September 30, 2013 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

					Mortgage-
					Backed
					Securities and
					Collateralized
	Within	> 1 – 5	6 - 10	Over	Mortgage	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Obligations	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-	$-
Yield
Obligations of state and political subdivisions (1)	-	710	22,530	47,977	-	-	71,217
Yield		6.33%	4.56%	7.50%			6.56%
Corporate debt securities	-	-	-	405	-	-	405
Yield				0.93%			0.93%
Government sponsored agency:
Collateralized mortgage obligations (3)	-	-	-	-	20,677	-	20,677
Yield					2.11%		2.11%
Residential mortgage-backed securities (3)	-	-	-	-	92,354	-	92,354
Yield					1.32%		1.32%
Equity securities (2)	-	-	-	-	-	961	961
Yield						3.87%	3.87%
Total available-for-sale maturities	$-	$710	$22,530	$48,382	$113,031	$961	$185,614
Weighted yield	0.00%	4.29%	3.72%	4.92%	1.46%	3.87%	2.66%

Held-to-maturity securities
Obligations of state and political subdivisions	-	-	2,420	-	-	-	2,420
Yield			4.88%				4.88%
Total held-to-maturity securities	$-	$-	$2,420	$-	$-	$-	$2,420
Weighted yield	0.00%	0.00%	4.88%	0.00%	0.00%	0.00%	4.88%

(1) Yields on obligations of state and political subdisvisions have been adjusted to a tax equivalent yield using a 34% federal income tax rate.
(2) Yield represents actual return for the nine months ended September 30, 2013.
(3) Collateralized mortgage obligations and residential mortgage-backed securities are not due at a singe maturity date. See Note 6 - "Securities"

The majority of the Company’s securities portfolio is comprised of obligations of state and political subdivisions, residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations. The Company held 78 securities that were in an unrealized loss position at September 30, 2013. Substantially all of the unrealized losses relate to debt securities.

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

Based on its evaluation at September 30, 2013, management has determined that the decreases in estimated fair value of the securities it holds in its portfolio are temporary. See Note 6 – “Securities” of the consolidated financial statements included in Item 1 hereof for more information about this evaluation.

Investments in FHLB of Pittsburgh and FRB stock, which have limited marketability, are carried at cost and totaled $3.9 million and $7.3 million at September 30, 2013 and December 31, 2012, respectively. FRB stock of $1.3 million is included in Other Assets at September 30, 2013 and December 31, 2012. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2013.

Loans

The Company experienced an increase in loan demand during the nine months ended September 30, 2013. Net loans increased $59.5 million, or 10.3%, to $638.9 million at September 30, 2013 from $579.4 million as of December 31, 2012. Net loans represented 65.3% of total assets at September 30, 2013, compared to 59.8% at December 31, 2012. Historically, commercial lending activities, which include commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, have represented a significant portion of the Company’s loan activities. Furthermore, from a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate and home equity loans, increased by $35.3 million, or 9.3% to $413.2 million at September 30, 2013, from $377.9 million at December 31, 2012. The increase was concentrated in residential and commercial mortgages, partially offset by a decrease in construction, land acquisition and development loans. Real estate secured loans as a percentage of total gross loans were 63.0% and 63.2% at September 30, 2013 and December 31, 2012, respectively.

Loans secured by commercial real estate increased $16.9 million, or 7.6%, from $221.6 million at December 31, 2012 to $238.5 million at September 30, 2013. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.  The increase in commercial real estate loans was attributable to new loan originations and commercial construction, land acquisition and development loans converting to commercial mortgages upon completion of construction. Accordingly, construction, land acquisition and development loans decreased $3.2 million, or 9.9%, from $32.5 million at December 31, 2012 to $29.3 million at September 30, 2013.

Residential real estate loans totaled $115.6 million at September 30, 2013, an increase of $25.4 million, or 28.2%, from $90.2 million at December 31, 2012.  The components of residential real estate loans include fixed- and variable-rate mortgage loans.  Home equity lines of credit are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, in the third quarter of 2012, the Company began holding 15- and 20-year mortgages in the loan portfolio rather than selling these loans in order to provide additional interest income based on underlying yields. Management extended this strategy to 30-year mortgages in the third quarter of 2013. This strategy has contributed to a decrease in the balance of loans held for sale, the increase in residential real estate loans and the overall increase in net loans.

Commercial and industrial loans increased $4.4 million, or 4.0%, from $109.7 million at December 31, 2012 to $114.1 at September 30, 2013. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities.

Consumer loans increased $7.8 million, or 7.1%, from $109.8 million at December 31, 2012 to $117.6 million at September 30, 2013. During the first nine months of 2013, the Company offered promotions and incentives to automobile dealer customers within its indirect lending division. As a result, the increase in consumer loans was concentrated within this division.

Loans to state and political subdivisions totaled $41.0 million at September 30, 2013, an increase of $7.0 million, or 20.7%, from $34.0 million at December 31, 2012. The increase was attributable to new loan originations.

The composition of the Company’s loan portfolio at September 30, 2013 and December 31, 2012 is summarized are as follows:

	September 30,	December 31,
(in thousands)	2013	2012
Residential real estate	$115,645	$90,228
Commercial real estate	238,492	221,591
Construction, land acquisition and development	29,290	32,502
Commercial and industrial	114,096	109,693
Consumer	117,552	109,783
State and political subdivisions	41,021	33,978
Total loans, gross	656,096	597,775
Unearned discount	(159)	(103)
Net deferred loan fees and costs	553	260
Allowance for loan and lease losses	(17,618)	(18,536)
Loans, net	$638,872	$579,396

The following table presents industry concentrations within the Company’s loan portfolio at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Shopping centers/complexes	$18,862	2.87%	$21,068	3.52%
Land subdivision	16,438	2.50%	17,658	2.95%
Colleges and universities	13,859	2.11%	4,879	0.82%
Solid waste landfills	12,497	1.90%	13,233	2.21%
Hotels	11,459	1.75%	13,596	2.27%
Physicians	11,108	1.69%	9,269	1.55%
Automobile dealers	10,211	1.56%	10,607	1.77%
Office complexes/units	9,820	1.50%	9,801	1.64%
Supermarkets	9,588	1.46%	6,348	1.06%

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

The following table presents non-performing loans (including non-performing TDRs), OREO and performing TDRs at the dates noted:

	September 30,	December 31,
(in thousands)	2013	2012
Non-accrual loans	$7,216	$9,652
Loans past due 90 days or more and still accruing	7	57
Total Non-Performing Loans	7,223	9,709
Other Real Estate Owned	4,405	3,983
Total Non-Performing Loans and OREO	$11,628	$13,692

Performing TDRs	$5,981	$7,517

Non-performing loans as a percentage of gross loans	1.10%	1.62%

Management continued to manage problem credits through heightened work-out efforts on non-performing loans and disposing of the Company’s holdings of foreclosed properties. As a result, the Company’s asset quality continued to improve during the first nine months of 2013. Total non-performing loans and OREO decreased $2.1 million, or 15.1%, to $11.6 million at September 30, 2013 from $13.7 million at December 31, 2012. During the third quarter of 2013, management transferred three vacant lots that were held in bank premises and equipment for future expansion into other real estate owned. The aggregate carrying value of these lots was $1.7 million at September 30, 2013. Adjusting for the transfer of these lots, total non-performing loans and OREO decreased $3.8 million, or 27.8%, to $9.9 million at September 30, 2013 from $13.7 million at December 31, 2012.  Management’s decision to transfer these lots was part of a strategic initiative. This transfer was non-recurring in nature and was not made in response to any asset quality concerns. The Company’s ratio of non-performing loans to total gross loans improved to 1.10% at September 30, 2013 from 1.62% at December 31, 2012.  Although asset quality has improved significantly, management continues to carefully monitor these credits. A deterioration of economic conditions within the Company’s market area could adversely impact asset quality and lead to increases in impaired loans.

TDRs at September 30, 2013 and December 31, 2012 were $10.9 million and $8.9 million, respectively.  Accruing and non-accruing TDRs were $6.0 million and $4.9 million, respectively at September 30, 2013 and $7.5 million and $1.4 million, respectively at December 31, 2012. Approximately $321 thousand and $257 thousand in specific reserves have been established for these loans as of September 30, 2013 and December 31, 2012, respectively. One loan modified as a TDR during the nine months ended September 30, 2013, with a recorded investment of $4.0 million included in non-accrual loans, is supported by a 90.0% guarantee by the Small Business Administration.

The average balance of impaired loans was $13.6 million and $24.7 million for the nine months ended September 30, 2013 and 2012, respectively.  The Company recorded $88 thousand and $282 thousand of interest income on impaired loans for the three and nine months ended September 30, 2013, and $92 thousand and $257 thousand for interest income on impaired loans for the respective periods of 2012.

Changes in non-performing loans for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$8,329	$19,239	$9,709	$19,918
Newly placed on non-accrual	344	531	1,659	3,884
Loans past due 90 days or more and still accruing	(116)	(10)	(50)	13
Transferred to OREO	(96)	(879)	(255)	(1,283)
Additional charge-offs	(344)	(3,541)	(1,316)	(4,739)
Returned to performing status	(162)	-	(314)	(81)
Loan payments	(732)	(1,985)	(2,210)	(4,357)
Balance, end of period	$7,223	$13,355	$7,223	$13,355

The additional interest income that would have been earned on non-accrual and restructured loans for the three and nine months ended September 30, 2013 had the loans been performing in accordance with their original terms approximated $68 thousand and $457 thousand, respectively, and $376 thousand and $1.2 million for the respective three and nine month periods of the prior year.

The following table outlines delinquency within the Company’s loan portfolio:

	September 30,	December 31,
	2013	2012
Accruing: 30-59 days	0.28%	0.44%
60-89 days	0.16%	0.06%
90+ days	0.00%	0.01%
Non-accrual	1.10%	1.62%
Total delinquencies	1.54%	2.13%

The decrease in total delinquencies as a percentage of gross loans at September 30, 2013 was primarily due to the more rigorous collections of non-performing loans. In its evaluation of the ALLL, management considers a variety of qualitative factors, including changes in the volume and severity of delinquencies.

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

The Company’s ALLL consists of both specific and general components.  At September 30, 2013, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $347 thousand, or 2.0%, of the total ALLL.  A general allocation of $17.3 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 98.0% of the total ALLL of $17.6 million.  The ratio of the ALLL to total loans at September 30, 2013 and December 31, 2012 was 2.69% and 3.10%, respectively, based on total loans of $656.1 million and $597.8 million, respectively.  The decrease in the ratio of the ALLL to total loans primarily reflects asset quality improvements and lower levels of historical net charge-offs, coupled with increased loan demand.  See “Asset Quality” for further information.

The following table presents an allocation of the ALLL and percent of loans in each category at September 30, 2013 and December 31, 2012:

Allocation of the Allowance for Loan Losses

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$2,271	17.63%	$1,764	15.09%
Commercial real estate	7,316	36.35%	8,062	37.07%
Construction, land acquisition and development	2,189	4.46%	2,162	5.44%
Commercial and industrial	3,217	17.39%	4,167	18.35%
Consumer	1,886	17.92%	1,708	18.37%
State and political subdivisions	739	6.25%	673	5.68%
Total	$17,618	100.00%	$18,536	100.00%

The following table outlines the changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and 2012.

Analysis of the Allowance for Loan and Lease Losses
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Balance at the beginning of the period	$18,588	$19,600	$18,536	$20,834

(Credit) provision for loan losses	(1,159)	3,792	(2,385)	3,376

Loans charged-off:
Residential real estate	(98)	(92)	(445)	(535)
Commercial real estate	-	(144)	(48)	(1,040)
Construction, land acquisition and development	(65)	-	(175)	-
Commercial and industrial	(116)	(3,185)	(244)	(3,335)
Consumer	(74)	(198)	(433)	(447)
State and political subdivisions	-	-		-

Total loans charged-off	(353)	(3,619)	(1,345)	(5,357)

Recoveries:
Residential real estate	9	14	190	48
Commercial real estate	362	627	471	957
Construction, land acquisition and development	5	5	124	260
Commercial and industrial	71	28	1,656	210
Consumer	95	80	371	199
State and political subdivisions	-	-	-	-

Total recoveries	542	754	2,812	1,674

Net recoveries (charge-offs)	189	(2,865)	1,467	(3,683)

Balance at end of period	$17,618	$20,527	$17,618	$20,527

Net recoveries (charge-offs) during the period as a percentage of average loans outstanding during the period	0.03%	(0.46)%	0.23%	(0.56)%
Ratio of allowance for loan losses as a percentage of gross loans at end of period	2.69%	3.25%	2.69%	3.25%

Other Real Estate Owned

At September 30, 2013, OREO consisted of 19 properties with an aggregate carrying value of $4.4 million, an increase of $0.4 million from $4.0 million at December 31, 2012. During the nine months ended September 30, 2013, three properties with an aggregate carrying value of $255 thousand were foreclosed upon. In addition, three vacant lots, previously held in bank premises and equipment for future expansion, were transferred to OREO. These three lots were written down to their appraised value less cost to sell of $1.7 million. The Company recognized a valuation adjustment of $69 thousand at the time of transfer, which is included in non-interest expense. During the nine months ended September 30, 2013, twelve properties with an aggregate carrying value of $1.4 million were sold. The Company realized net gains on the sale of these properties of $94 thousand, which is included in non-interest income. Valuation adjustments to the carrying value of OREO, amounted to $257 thousand, including $69 thousand related to the transfer of bank premises, for the nine months ended September 30, 2013 and were included in non-interest expense.

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

The following table presents the activity in OREO for the nine months ended September 30, 2013 and 2012:

	September 30,
(in thousands)	2013	2012
Balance, January 1,	$3,983	$6,958
Property acquired through foreclosure	255	1,385
Transfer of bank premises	1,819	-
Valuation adjustments	(257)	(808)
Carrying value of OREO sold	(1,395)	(2,463)
Balance, September 30,	$4,405	$5,072

The following schedule presents a breakdown of OREO at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(in thousands)	2013	2012
Land/lots	$3,844	$2,929
Commercial real estate	441	1,054
Residential real estate	120	-
Total	$4,405	$3,983

Liabilities

Total liabilities were $945.7 million at September 30, 2013, an increase of $14.4 million, or 1.5%, from $931.3 million at December 31, 2012.  Total deposits were $853.8 million at September 30, 2013, a decrease of $0.8 million, compared to $854.6 at December 31, 2012.  Specifically, non-interest-bearing demand deposits increased $9.8 million, or 7.5%, while interest-bearing deposits declined $10.6 million, or 1.5%.  With regard to interest-bearing deposits, interest-bearing transaction accounts, including NOW, MMDA and avings accounts decreased $11.4 million or 2.8%. Specifically, NOW accounts decreased $24.7 million, which was partially offset by increases in MMDAs of $9.4 million and savings accounts of $3.9 million. Total certificates of deposit increased $0.8 million. Retail certificates of deposit decreased $15.9 million, or 12.4%.  These certificates were replaced with lower-costing certificates generated through the QwickRate marketplace.

Borrowed funds increased by $18.6 million, or 34.5%, to $72.5 million at September 30, 2013 as compared to $53.9 million at December 31, 2012. Specifically, advances from the FHLB of Pittsburgh amounted to $32.2 million, which were partially offset by repayments totaling $13.6 million.  Advances were primarily used to meet short-term liquidity needs.

Equity

Total shareholders’ equity decreased $4.1 million, or 11.1%, to $32.8 million at September 30, 2013 from $36.9 million at December 31, 2012. Year-to-date net income of $4.3 million was more than entirely offset by other comprehensive loss of $8.5 million due primarily to the change in fair value of the Company’s available-for-sale securities. The decline in fair value of the Company’s available-for-sale securities was due entirely to an increase in market interest rates. Book value per common share was $1.99 at September 30, 2013 compared to $2.24 at December 31, 2012.

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

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities.  Cash and due from banks and interest-bearing deposits in other banks are the Company’s most liquid assets.  At September 30, 2013, cash and cash equivalents totaled $86.4 million, a decrease of $28.9 million from $115.3 million at December 31, 2012.   The Company used $63.5 million of cash and cash equivalents for investing during the nine months ended September 30, 2013, which was partially offset by net cash provided by operating and financing activities of $16.8 million and $17.8 million, respectively.

With regard to investing activities during 2013, the Company deployed available cash to purchase investment securities and to fund loan demand as part of its strategy to improve the return generated by its earning assets. The $16.8 million in net cash provided by operating activities was impacted by the receipt of $11.6 million in federal income tax refunds due from the IRS in the third quarter of 2013. The $17.8 million in cash provided by financing activities reflected $32.2 million in advances from the FHLB of Pittsburgh, net of repayments $13.6 million.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2013. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

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

The following table illustrates the simulated impact of a 200 basis point upward or 100 basis point downward movements in interest rates on net interest income and the change in economic value.  This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2013 remained constant.  The impact of the rate movements were developed by simulating the effect of an immediate rate shock from the September 30, 2013 levels.

	Rates + 200	Rates -100
Earnings at risk:
Percent change in net interest income	3.9%	-0.4%

Economic value at risk:
Percent change in economic value of equity	-8.1%	-0.8%

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

For the three- and nine-month periods ended September 30, 2013, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first nine months of 2013.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2012.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Louis A. DeNaples, Jr., Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting the breach of fiduciary duty.  The Company has been named as a nominal defendant.   On April 4, 2013, the plaintiff filed a motion to amend the complaint to add claims of professional negligence and aiding and abetting the breach of fiduciary duty against a new defendant, as well as new allegations relating to all claims. The defendants responded in opposition to the motion on May 1, 2013. The Board had appointed a special committee in January 2012 to investigate the matters raised in the Gray complaint.  The special committee has retained independent counsel to assist with its investigation.  Oral arguments on the plaintiff’s motion to amend the Complaint and on other pending motions, which had been rescheduled for November 13, 2013, have been postponed by the Court and will be rescheduled, as necessary.The parties have had preliminary discussions, but no assurance can be given that the parties will reach a settlement. A conference with the Court has been scheduled for February 4, 2014. At this time, the Company cannot reasonably determine the outcome or potential range of loss.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and its subsidiary, First National Community Bank(“Bank”), as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims. The Company and the other defendants are defending the claims, specifically all parties have filed pre-discovery motions. The motions have been fully briefed and oral argument on the motions was held on October 17, 2013. The parties are awaiting the Judge’s rulings on the motions. At this time, the Company cannot reasonably determine the outcome or potential range of loss.

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles. This matter is in its early discovery stage. At this time the Company cannot reasonably determine the outcome or potential range of loss.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarity situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles. This matter is in its early discovery stage. At this time the Company cannot reasonably determine the outcome or potential range of loss.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not Applicable.

Item 5 - Other Information.

On November 12, 2013, the Board of Directors (the “Board”) of the First National Community Bancorp, Inc. (the “Company”) approved and adopted Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”).  The Amended and Restated Bylaws, effective November 12, 2013, include new provisions to clarify (a) the procedures for notifications of nominations and proposed business when the Company holds its Annual Meeting of Shareholders more than 30 days before or more than 30 days after the anniversary date of the previous year’s annual meeting, and (b) the effect of a shareholder’s failure to comply with the advance notice provisions of the Amended and Restated Bylaws.

The Company’s Amended and Restated Bylaws are set forth as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6 - Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 2.1	Branch Purchase and Deposit/Loan Assumption Agreement – filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated, August 16, 2013, is here incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2*	Amended and Restated Bylaws

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
_____________________________

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: November 12, 2013	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer
Principal Executive Officer

Date: November 12, 2013	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 12, 2013	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer