Form 10-K
period 2013-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2014-03-24
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-53869

FIRST NATIONAL COMMUNITY BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

102 E. Drinker St., Dunmore, PA	18512
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $53,375,272 at June 30, 2013.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,517,319 shares of common stock as of March 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Shareholders.

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

As a result of criticism received from banking regulators in connection with their examination process during 2010, the Company has taken steps to remediate and improve its lending policies and its credit administration function, including developing and implementing new policies and procedures, particularly related to risk management. The Company has also been advised by its regulators that it must increase its regulatory capital. For more information regarding the supervision and regulation of the Company, refer to the section entitled “Supervision and Regulation – Supervisory Actions,” in this Item 1 to this Annual Report on Form 10-K.

The Company had net income of $6.3 million in 2013 and a net loss of $13.7 million and $335 thousand in 2012 and 2011, respectively. Total assets were $1.0 billion, $968 thousand and $1.1 billion at December 31, 2013, 2012 and 2011, respectively.

The Bank

Established as a national banking association in 1910, as of December 31, 2013 the Bank operated 21 full-service branch offices within four contiguous counties, Lackawanna, Luzerne, Wayne and Monroe, its primary market area located in the Northeast section of the state.

On August 16, 2013, the Bank entered into a Branch Purchase and Deposit/Loan Assumption Agreement with ESSA Bank and Trust (“ESSA”), the wholly owned subsidiary of ESSA Bancorp, Inc., for ESSA to acquire certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both of which are located in Monroe County, Pennsylvania. The transaction included the real property of the Marshalls Creek branch and closed on January 24, 2014. The real property of the Stroudsburg branch was not sold as part of this agreement.

Retail Banking

The Bank provides a wide variety of retail banking products and services to individuals and businesses including Image Checking and E-Statements. Deposit products include various checking, savings and certificate of deposit products, as well as a line of preferred products for higher-balance customers.  The Bank also participates in the Certificate of Deposit Account Registry (“CDARs”) program, which allows customers to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations. The Bank’s current participation in CDARs is limited by the FDIC while it is subject to the Consent Order from the Office of the Comptroller of the Currency and a Written Agreement with the Federal Reserve Bank of Philadelphia.

The Bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via a secure website https://www.fncb.com. FNCB Online’s product suite includes Bill Payment, Finance Works, Funds Transfer and POP Money (person to person transfers), and Purchase Rewards. FNCB Online can also be accessed through the Bank’s mobile application. Customers can also access money from their deposit accounts by using their debit card to make purchases or cash withdrawals from any of the Bank’s automated teller machines (“ATMs”) located in each of the Bank’s branch offices as well as additional locations. FNCB’s mobile deposit, available to personal banking customers with access to FNCB Online Banking and an eligible deposit account, allows customers to make deposits anywhere at any time. The customer first selects the deposit check feature, photographs the front and back of the check, chooses the account and confirms the amount. The check is then processed electronically from start to finish.

Through FNCB Online, customers can directly access their accounts, open new accounts and apply for a mortgage or obtain a pre-qualification approval through the Bank’s Mortgage Center. Telephone Banking (Account Link), a service that provides customers with the ability to access account information, perform related account transfers, and apply for a loan through the use of a touch tone telephone, is also available. The Bank offers overdraft Bounce Protection, Savings Overdraft Protection and Instant Money loans which provide customers with an added level of protection against unanticipated cash flow emergencies and account reconciliation errors.

FNCB Business Online is a menu driven product that provides the Bank’s business customers direct access to their account information and the ability to perform internal and external transfers and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. Remote Deposit Capture allows business customers the ability to process daily check deposits to their accounts through an online image capture environment. Business customers can access money from their deposit account by using their “business” debit card, providing a faster, more convenient way to make purchases, track business expenses and manage finances.

Lending Activities

The Bank offers a variety of loans, including residential real estate loans, construction, land acquisition and development loans, commercial real estate loans, commercial and industrial loans, loans to state and political subdivisions, and consumer loans, generally to individuals and businesses in its primary market area. These lending activities are described in further detail below.

Residential Mortgage Loans

The Bank offers fixed- and variable-rate one- to four-family residential loans. The Bank also offers a rate lock product that allows borrowers to lock in their interest rate at the time of application as well as at the time of commitment. During 2013 and 2012, the number of customers who exercised the option to lock the rate was minimal. At December 31, 2013, one- to four-family residential mortgage loans totaled $114.9 million, or 17.9%, of the Bank’s total loan portfolio.

One- to four-family mortgage loans are originated generally for sale in the secondary market. During the year ended December 31, 2013, the Bank sold $12.6 million of one- to four-family mortgages. The Bank retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

The Bank offers interim construction financing secured by residential property for the purpose of constructing one- to four-family homes. The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner occupied structures and for land acquisition. At December 31, 2013, construction, land acquisition and development loans of $24.4 million represented 3.8% of the total loan portfolio.

Commercial Real Estate Loans

At December 31, 2013, commercial real estate loans totaled $218.5 million, or 34.0%, of the Bank’s total loan portfolio. Commercial real estate mortgage loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances. The commercial real estate loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions.

Commercial and Industrial Loans

The Bank generally offers commercial loans to individuals and businesses located in its primary market area. The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate. At December 31, 2013, commercial and industrial loans totaled $127.0 million, or 19.7%, of the Bank’s total loan portfolio.

Consumer Loans

Consumer loans include both secured and unsecured installment loans, lines of credit and overdraft protection loans. The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. Generally, the Bank also offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90%, based on the appraised value of the property. Home equity loans have fixed rates of interest and are for terms up to 15 years. Equity lines of credit have adjustable interest rates and are based upon the prime interest rate. At December 31, 2013, consumer loans totaled $118.6 million, or 18.4%, of the total loan portfolio.

State and Political Subdivision Loans

The Bank originates state and political subdivision loans primarily to municipalities in the Bank’s market area. At December 31, 2013, state and political subdivision loans totaled $39.9 million, or 6.2%, of the Bank’s loan portfolio.

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

Deposit Activities

In general, deposits, borrowings and loan repayments are the major sources of the Bank’s funds for lending and other investment purposes. The Bank grows its deposits within its market area primarily by offering a wide selection of deposit accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the interest rates offered by its competitors, the interest rates available on borrowings, its liquidity needs and customer preferences. The Bank regularly reviews its deposit mix and deposit pricing as part of its asset/liability management, taking into consideration rates offered by competitors in its market area.

Competition

The Company faces substantial competition in originating loans and in attracting deposits from a significant amount of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. The competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds and online savings accounts. The increased competition has resulted from changes in the legal and regulatory guidelines, as well as from economic conditions. The cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale. As discussed above and in Note 17, “Regulatory Matters” to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K, the Company and the Bank are subject to extensive regulation and supervision, including regulations that limit the type and scope of activities, such as the Order and Agreement (hereinafter defined).

As a result of consolidation in the banking industry, some of the Bank’s competitors and their respective affiliates are larger and may enjoy advantages such as greater financial resources, a wider geographic presence, a wider array of services, or more favorable pricing alternatives and lower origination and operating costs. The Company considers its major competition to be local commercial banks as well as other commercial banks with branches in the Company’s market area. Competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Company has been able to offer. The growth and profitability of the Company depend on its continued ability to successfully compete.

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

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010, without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in ongoing discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports to the OCC on a monthly basis. The Committee has submitted each of the required monthly progress reports with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are set forth below with a description of the status of the Bank’s effort to comply with such provisions:

(i) By October 31, 2010, the Board of Directors of the Bank (the “Board”) was required to adopt and implement a three-year strategic plan (“Strategic Plan”) which must be submitted to the OCC for review and prior determination of no supervisory objection; the Strategic Plan must establish objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, and is to include strategies to achieve those objectives; if the Strategic Plan involves the sale or merger of the Bank, it must address the timeline and steps to be followed to provide for a definitive agreement within 90 days after the receipt of a determination of no supervisory objection;

The Bank has developed a Strategic Plan that it believes complies with the Order requirements. A three-year Strategic Plan for the period January 1, 2011 to December 31, 2013 was prepared and submitted to the OCC for review.  On an annual basis, the Bank prepares an updated and revised Strategic Plan. Strategic Plans for the periods January 1, 2012 to December 31, 2014 and January 1, 2013 to December 31, 2015 were submitted to the OCC for review. The Strategic Plan for the period January 1, 2014 to December 31, 2016 is in process, and the Bank expects to submit it to the OCC for review in the near term.

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan (“Capital Plan”), which must be submitted to the OCC for review and prior determination of no supervisory objection;

The Bank has developed a Capital Plan that it believes complies with the Order requirements to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 13%.  This Capital Plan for the period January 1, 2011 through December 31, 2013 and its annual update and revisions for 2012 and 2013 were submitted to the OCC for review. The annual update and revision to the Capital Plan is in process in conjunction with the annual budget and strategic planning initiatives. Management expects to forward the 2014-2016 Capital Plan to the OCC for review in the near term.

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

The Bank’s total risk-based capital ratio was 13.43% at December 31, 2013, which was above the 13% required by the Order.  The Bank’s leverage capital ratio was 8.32% at December 31, 2013, which was below the 9% required by the Order. The Bank’s total risk-based capital increased 164 basis points, while the Bank’s leverage ratio increased 112 basis points at December 31, 2013 compared to December 31, 2012. The Bank continues to execute its Capital Plan and has engaged an outside financial advisory firm to assist the Bank in taking appropriate actions to achieve and maintain compliance with the capital requirements of the Order.  Appropriate actions or combinations of actions may include capital accretion through current earnings, raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, or pursuing other strategic transactions.

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

The Board completed its assessment of the capabilities of the Bank’s executive officers upon receipt of a management study, completed by an independent consultant (“Management Study”), on October 13, 2010. The Management Study was forwarded to the OCC on October 29, 2010. The Board of Directors completed a successful search for President and Chief Executive Officer in December 2011. Since the effective date of the Order, other changes have been made to the executive management team related to the size and complexity of the organization.

Annual performance appraisals are prepared for each officer based on established and timely management goals to confirm that each officer is performing the duties outlined in his or her job description.

(vi) by October 31, 2010, the Board was required to adopt, implement and thereafter ensure compliance with a comprehensive conflict of interest policy (the “Conflict of Interest Policy”) applicable to the Bank’s and the Company’s directors, executive officers, principal shareholders and their affiliates and such person’s immediate family members and their related interests, employees, and by November 30, 2010, was required to review existing relationships with such persons to identify those, if any, not in compliance with the policy; and review all subsequent proposed transactions with such persons or modifications of transactions;

The Bank’s Conflict of Interest Policy has been revised to provide comprehensive guidance and a review was conducted of existing relationships to ensure compliance with the policy. The revised policy was approved by the Board on September 29, 2010 and forwarded to the OCC on October 7, 2010. Additional revisions were approved by the Board on April 29, 2011, October 24, 2012, May 22, 2013 and November 14, 2013.

(vii) by October 31, 2010, the Board was required to develop, implement and ensure adherence to policies and procedures for Bank Secrecy Act (“BSA”) compliance; and account opening and monitoring procedures compliance;

The Board believes it has developed and implemented a written program of policies and procedures to provide for compliance with the requirements of the BSA as well as compliance with account opening and monitoring procedures.

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

(ix) by October 31, 2010, the Board was required to adopt, implement and ensure adherence to a written credit policy (the “Loan Policy”), including specified features, to improve the Bank’s loan portfolio management;

The Bank’s written Loan Policy has been revised to improve guidance and control over the Bank’s lending functions.  The revised policy was approved by the Board on October 27, 2010.  Additional revisions were approved by the Board on November 24, 2010, July 27, 2011, October 27, 2011, March 28, 2012, June 27, 2012, October 11, 2012, July 24, 2013 and February 26, 2014.

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

The ALLL policy and methodologies have been reviewed and revised to determine the appropriate level of the ALLL, including documenting the analysis in accordance with generally accepted accounting principles in the United States (“GAAP”) and other applicable regulatory guidelines.  The revised policy was approved by the Board on October 27, 2010 and is updated on an annual basis.  The Board reviews the ALLL methodology analysis on a quarterly basis as part of the financial reporting process.

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

The Board believes that the Other Than Temporary Impairment Policy has been reviewed and revised so that the quarterly other-than-temporary impairment ("OTTI") analysis process identifies and measures OTTI in accordance with GAAPand supervisory guidance, including Financial Accounting Standards Board Accounting Standards Codification 320-10-35 (Recognition and Presentation of Other-than-Temporary Impairments), OCC Bulletin 2009-11 dated April 17, 2009, "Other-than-Temporary Impairment Accounting" and OCC Call Report Instructions.

(xvi) by October 31, 2010, the Board was required to take action to maintain adequate sources of stable funding and liquidity and a contingency funding plan; by October 31, 2010, the Board was required to adopt, implement and ensure compliance with an independent, internal audit program;

The Board believes that it has taken action to maintain adequate sources of stable funding and liquidity and developed an appropriate contingency funding plan for the Bank. A Liquidity Funding policy that addresses liquidity needs, funding sources and contingency funding was approved by the Board on November 24, 2010 and has been implemented and is reviewed and updated annually. Additional policies related to liquidity, funding and contingency funding have since been created and are updated annually since the Order was executed.

The Board believes that it has taken appropriate steps to adopt, implement and comply with an independent, adequately-staffed internal audit program.

(xvii) take actions to correct cited violations of law; and adopt procedures to prevent future violations and address compliance management.

The Board and management believe that they have taken appropriate action to correct cited violations and adopted procedures designed to prevent future violations and address compliance management.

Federal Reserve Agreement. On November 24, 2010, the Company entered into the Agreement with the Reserve Bank. The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement are set forth below with a description of the status of the Company’s efforts to comply with such provision:

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

The Company has acknowledged the prohibition on payment of dividends without the prior written consent of the Reserve Bank and Director. The Company has not paid any dividends since the effective date of the Agreement.

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

The Company has acknowledged the prohibition on incurring, increasing or guaranteeing any debt without the written approval of the Reserve Bank other than permitted borrowings from the FHLB. The Company has not incurred, increased or guaranteed any debt since the effective date of the Agreement.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The Capital Plan was submitted to the Reserve Bank on January 11, 2011. The Capital Plan has since been updated at least annually and forwarded to the Reserve Bank. The annual update and revision to the Capital Plan is in process in conjunction with the annual budget and strategic planning initiatives.

The Bank’s total risk-based capital ratio was 13.43% at December 31, 2013, which was above the 13% minimum required by the Order. Given the inability to achieve the minimum leverage ratio as stated in the capital requirements of the Order at the Bank level, the Company continues to update the Reserve Bank on a quarterly basis of its plans to increase its capital ratios above the Capital Plan minimums.

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

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar projections for 2012, 2013, and 2014 were provided to the Reserve Bank within the time requirements prescribed in the Agreement.

(xii) the Company must comply with: (1) the notice provisions of Section 32 of the FDI Act and Subpart H of Regulation Y in appointing any new director or senior executive officer or changing the duties of any senior executive officer; and (2) the restrictions on indemnification and severance payments of Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations;

The Company has acknowledged the notice requirements on the appointment of any new director or senior executive officer. The Company has filed the appropriate notice for each new director or senior executive officer since the date of the Agreement.

The Company acknowledges the restriction on indemnification and severance payments. The Company has not made any such indemnification or severance payments since the effective date of the Agreement without obtaining prior regulatory non-objections from the OCC and regulatory concurrence from the FDIC as required by Part 359.

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

During the years ended December 31, 2013 and 2012, the Company incurred approximately $0.4 million and $0.6 million, respectively, of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its security holders. In the future, the Company may continue to experience increased costs related to compliance with these regulatory agreements and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement. The Company expects, however, that future compliance expenses will decrease from the 2013 level, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

The Order and the Agreement have not and are not expected to have an impact on the Company’s ability to attract and maintain deposits or the Company’s cost of funds. In order to meet the increased capital requirements imposed under the Order and the Agreement, however, unless the Company is able to raise additional capital, the Company could be limited in the aggregate amount of loans it can have outstanding, which may constrain loan growth. While it is not anticipated that the Order and the Agreement will have an impact on the Company’s net interest margin, the overall cost of compliance with the Order and the Agreement will continue to impact profitability at least through the end of 2014.

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

USA Patriot Act and BSA. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The OCC has required the Bank to strengthen its internal policies and procedures with respect to BSA compliance, and the Bank continues to develop and implement policies designed to satisfy this requirement.

Capital Adequacy Requirements. The FRB and OCC have adopted risk based capital adequacy and leverage capital adequacy requirements pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

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

The capital ratios described above are the minimum levels that the federal banking regulators expect. State and federal regulators have the discretion to require the Bank to maintain higher capital levels based upon its concentrations of loans, the risk of lending or other activities, the performance of its loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact deposit insurance premiums and could affect its ability to borrow and costs of borrowing, and could result in additional or more severe enforcement actions. In respect of institutions with high concentrations of loans in areas deemed to be higher risk, or during periods of significant economic stress, regulators may require an institution to maintain a higher level of capital, and/or to maintain more stringent risk management measures, than those required by these regulations.

The Bank’s total capital to risk-weighted assets ratio at December 31, 2013 and 2012 was 13.43% and 11.79%, respectively. The Tier I capital to risk-weighted assets ratio at December 31, 2013 and 2012 was 12.17% and 10.52%, respectively. The Tier I capital to average assets ratio at December 31, 2013 and 2012 was 8.32% and 7.20%, respectively. Under the Order, the Bank was required to achieve a total capital ratio of 13% and a Tier I capital to average assets ratio of 9% by November 30, 2010. As of December 31, 2013, the Bank met the 13.00% minimum requirement for the total risk-based capital ratio but did not achieve the 9.0% minimum requirement for the Tier 1 leverage ratio. The Company continues to explore various options to improve its regulatory capital ratios. The Company’s total capital ratio at December 31, 2013 and 2012 was 11.58% and 10.20%, respectively. The Tier I capital to risk-weighted assets at December 31, 2013 and 2012 was 6.88% and 5.95%, respectively. The Tier I capital to average assets at December 31, 2013 and 2012 was 4.71% and 4.07%, respectively.

Changes in Capital Requirements. In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). The regulations adopted by the U.S. federal bank regulatory agencies, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased-in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on their ability to pay dividends, to effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

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

The federal banking regulators issued a final rulemaking in July 2013 (the “Basel III Rule”) to implement Basel III under regulations substantially consistent with the above. The Basel III Rule also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI,” which primarily consists of unrealized gains and losses on available for sale securities, that are not required to be treated as OTTI, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Basel III Rule also imposes a 4% minimum leverage ratio.

The Basel III Rule also makes changes to the manner of calculating risk weighted assets. It imposes methodologies for determining risk weighted assets, including revisions to recognition of credit risk mitigation, such as a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

As discussed below, the Basel III Rules also integrate the new capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.

In general, the Basel III Rules will become applicable to the Company and Bank on January 1, 2015. The Company and Bank currently expect to elect to exclude AOCI in calculating regulatory capital with the filing of their respective first regulatory reports after applicability of the Basel III Rule to them, although reserving the right to elect to include AOCI in the calculation of regulatory capital. Additionally, the Company expects its outstanding subordinated notes will cease to qualify as capital for regulatory purposes when the new capital definitions under the Basel III Rule become applicable to the Company and Bank. Overall, the Company believes that implementation of the Basel III Rule will not have a material adverse effect on the Company’s or Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

The Basel III Rule also resulted in a change in the prompt corrective action capital requirements, effective in 2015. Under Basel III, an institution would be deemed to be: (i) “well capitalized” if it has a total risk based capital ratio of 10.0% or more, a Tier 1 risk based capital ratio of 8.0% or more, a CET1 risk based capital ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more; (ii) “adequately capitalized” if it has a total risk based capital ratio of 8.0% or more, a Tier 1 risk based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more; (iii) “undercapitalized” if it has a total risk based capital ratio of less than 8.0%, a Tier 1 risk based capital ratio of less than 6.0%, a CET1 risk based capital ratio of less than 4.5%, and a leverage capital ratio of less than 4.0%; (iv) “significantly undercapitalized” if it has a total risk based capital ratio of less than 6.0%, a Tier 1 risk based capital ratio of less than 4.0%, a CET1 risk based capital ratio of less than 3.0%, and a leverage capital ratio of less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is less than or equal to 2.0%. Tangible equity would be defined for this purpose as Tier 1 capital (common equity tier 1 capital plus any additional Tier 1 capital elements) plus any outstanding perpetual preferred stock that is not already included in Tier 1 capital.

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

As previously mentioned, the Basel III Rules integrate the new capital requirements into the prompt corrective action category definitions. As of January 1, 2015, the following capital requirements will apply to the Company for purposes of Section 38 of the FDIA.

	Total	Tier I	Common Equity
	Risk-Based	Risk-Based	Tier I	Leverage	Tangible Equity	Supplemental
Capital Category	Capital Ratio	Capital Ratio	Capital Ratio	Ratio	to Assets	Leverage Ratio
Well capitalized	>/= 10.0%	>/= 8.0%	>/= 6.5%	>/= 5.0%	N/A	N/A
Adequately capitalized	>/= 8.0%	>/= 6.0%	>/= 4.5%	>/= 4.0%	N/A	>/= 3.0%
Undercapitalized	< 8.0%	< 6.0%	< 4.5%	< 4.0%	N/A	< 3.0%
Significantly undercapitalized	< 6.0%	< 4.0%	< 3.0%	< 3.0%	N/A	N/A
Critically undercapitalized	N/A	N/A	N/A	N/A	Less than 2.0%	N/A

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

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete, the following provisions are considered to be of greatest significance to the Company:

•	Expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions;

•	Requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition;

•	Changes standards for federal preemption of state laws related to national banks and their subsidiaries;

•	Provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures;

•	Creates the Consumer Financial Protection Bureau (the “CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;

•	Creates the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;

•	Introduces additional corporate governance and executive compensation requirements on companies subject to the Securities and Exchange Act of 1934, as amended;

•	Permits FDIC-insured banks to pay interest on business demand deposits;

•	Requires that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength;

•	Makes permanent the $250 thousand limit for federal deposit insurance at all insured depository institutions; and

•	Permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, a new independent federal agency within the Federal Reserve System, having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB, which began operations on July 21, 2011, has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. Many of these rules took effect in January 2014, which has created significant uncertainty for the Company and the financial services industry in general. It is difficult to predict at this time the specific impact the Dodd-Frank Act and CFPB rulemakings will have on business. The changes resulting from the Dodd-Frank Act and CFPB rulemakings may impact the profitability of business activities, limit the ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require financial institutions to change certain of business practices, impose more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect business or profitability. The changes may also require financial institutions to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. In 2013, the CFPB issued final rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. Several of the CFPB’s rulemakings became effective in January 2014. In November 2013, the CFPB issued final rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. These rules will become effective in August 2015, and management continues to analyze their requirements to determine the impact to the Company and the Bank. During 2014, the Bank expects the CFPB to focus its rulemaking efforts on expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

The final rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, which went into effect on January 10, 2014, establishes certain minimum requirements for creditors when making ability to pay determinations, and establishes certain protections from liability for mortgages meeting the definition of “qualified mortgages.” The rule affords greater legal protections for lenders making qualified mortgages that are not “higher priced.” Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. The rule creates special categories of qualified mortgages originated by certain smaller creditors. The Bank’s current business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

The final rules adopting new mortgage servicing standards, which took effect on January 10, 2014, impose new requirements regarding force-placed insurance, mandate certain notices prior to rate adjustments on adjustable-rate mortgages, and establish requirements for periodic disclosures to borrowers. These requirements will affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to increase the cost and compliance risks of servicing mortgage loans. We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

FDIC Insurance Premiums. The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the statutory prohibition against the payment of interest on business checking accounts.

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

During the year ended December 31, 2013, the Bank was considered risk category III for deposit insurance assessments and paid an annual assessment rate of 0.0023 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

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

Employees

As of December 31, 2013, the Company and the Bank employed 285 persons, including 50 part-time employees.

Available Information

The Company files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The Company’s web site address is http://www.fncb.com. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available through its website at www.fncb.com. They may also be obtained free of charge as soon as practicable after filing or furnishing them to the SEC upon request by sending an email to corporatesecretary@fncb.com. Further, the Company will provide electronic or paper copies of the Company’s filings free of charge upon request.  Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Chief Financial Officer, 102 East Drinker Street, Dunmore, PA 18512.

Item 1A. Risk Factors.

The Company is subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject us to higher costs and lower shareholder returns.

The banking industry is subject to extensive regulation and supervision that govern almost all aspects of its operations. The extensive regulatory framework is primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Company and Bank are regulated and supervised by the OCC and the FRB. Compliance with applicable laws and regulations can be difficult and costly and, in some instances, may put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The Company’s regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. The Company’s industry is facing increased regulation and scrutiny; for instance, areas such as BSA compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny. Non-compliance with laws and regulations such as these, even in cases of inadvertent non-compliance, could result in significant fines or sanctions. Furthermore, the Company and the Bank are subject to the requirements of the Order and the Agreement, which regulatory agreements require that they take extra actions and meet certain standards by the dates set forth in these agreements. As further described in Item 1 “Business – Supervision and Regulation – Supervisory Actions” to this Annual Report on Form 10-K, neither the Bank nor the Company is yet in compliance with all of these requirements. Any failure to comply with the Order or the Agreement and any failure to comply with, or any change in, any other applicable regulation and supervisory requirement, or change in regulation or enforcement by such authorities, whether in the form of policies, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, the Bank and other affiliates, and its operations. Federal economic and monetary policy may also affect the Company’s ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads. Any failure to comply with such regulation or supervision could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, compliance with any such action could distract management’s attention from the Company’s operations, cause the Company to incur significant expenses, restrict it from engaging in potentially profitable activities and limit its ability to raise capital.

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

New or changed legislation or regulation and regulatory initiatives could adversely affect the Company through increased regulation and increased the costs of doing business.

Changes in federal and state legislation and regulation may affect the Company’s operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on the banking industry. The Dodd-Frank Act has implemented, and is expected to further implement, significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the Financial Stability Oversight Council to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. For example, the Dodd-Frank Act has implemented new requirements with respect to “qualified mortgages” and new mortgage servicing standards that may increase costs associated with this business. For a more detailed description, see the section entitled “Business – The Bank – Consumer Financial Protection Bureau” included in Item 1 of the Annual Report on Form 10-K.

Additionally, final rules to implement Basel III adopted in July 2013 revise risk-based and leverage capital requirements and also limit capital distributions and certain discretionary bonuses if a banking organization does not hold a “capital conservation buffer.” The rule will be effective for the Company on January 1, 2015, with some additional transition periods. This additional regulation could increase compliance costs and otherwise adversely affect operations, for example, the Company expects that its existing outstanding subordinated notes will cease to qualify as capital for regulatory purposes when the definition becomes applicable to the Company and the Bank, which could make it more difficult to comply with capital requirements. For a more detailed description of the final rules, see the description in Item 1 of this Annual Report on Form 10-K under the heading “Changes in Capital Adequacy Requirements”. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of the Company’s operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company’s cost of doing business and otherwise affect the Company’s operations, may significantly affect the markets in which the Company does business, and could have a materially adverse effect on the Company.

We are also subject to the guidelines under the Gramm-Leach-Bliley Act (“GLBA”). The GLBA guidelines require, among other things, that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. In recent years there also has been increasing enforcement activity in the areas of privacy, information security and data protection in the United States, including at the federal level. Compliance with these laws, rules and regulations regarding the privacy, security and protection of customer and employee data could result in higher compliance and technology costs. In addition, non-compliance could result in potentially significant fines, penalties and damage to the Company’s reputation and brand.

The Company may not be able to successfully compete with others for business.

The Company competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, online divisions of banks located in other markets as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. There is also competition for banking business from competitors outside of its market area. As noted above, the Company and the Bank are subject to extensive regulations and supervision, including, in many cases, regulations that limit the type and scope of activities. Many competitors have substantially greater resources than the Company, may offer certain services that the Bank does not provide, and operate under less stringent regulatory environments. The differences in available resources and applicable regulations may make it harder for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings. For additional discussion of the Company’s competitive environment, see the section entitled “Business – Competition” included in Item 1 of the Annual Report on Form 10-K.

The economic environment continues to pose significant challenges for the Company and could adversely affect its financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by softness in the real estate market and constrained financial markets. There have been dramatic declines in the housing market, with falling home prices, high levels of foreclosures and weak employment statistics in many parts of the country. While conditions appear to have begun to improve since the depths of the financial crisis, generally and in the Company’s market area, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. Deterioration in economic conditions in our markets could drive loan losses beyond that which is provided for in the Company’s ALLL, which would necessitate further increases in the provision for loan and lease losses, and, in turn, reduce the Company’s earnings and capital. The Company may also face the following risks in connection with the economic environment:

•	economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;
•	market developments may affect consumer confidence levels and may reduce loan demand and cause adverse changes in payment patterns, leading to a reduced asset base, as well as increases in delinquencies and default rates on loans and other credit facilities;
•	the methodologies the Company uses to establish the ALLL rely on complex judgments, including forecasts of economic conditions, that are inherently uncertain and may be inadequate;
•	low market interest rates, which have been projected to continue, may pressure our interest margins as interest-earning assets, such as loans and investments, are reinvested or repriced at lower rates;
•	volatility in the market, and lower level of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and
•	compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

If these conditions or similar ones continue to exist or worsen, the Company could experience adverse effects on its financial condition.

The Company has previously identified material weaknesses in our internal control over financial reporting.

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

In 2011, management identified a material weakness with respect to the financial close process. Management detected errors with respect to accounting for other real estate owned (“OREO”), property taxes and the evaluation of subsequent events related to OREO valuation. Corrections for these errors resulted in adjustments to increase expenses by approximately $1.2 million. As a result of these errors, management concluded that the Company did not maintain effective controls over the financial close process.

The Company has implemented remediation efforts with respect to the material weakness at December 31, 2011, and management concluded that its new internal controls are operating effectively. Although the Company did not identify any additional material weaknesses in 2013 or 2012 and has taken steps to make the necessary improvements to remediate the material weaknesses it had identified, we cannot be certain that other weaknesses will not be identified or that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future.

Any system of internal control, disclosure controls and corporate governance policies and procedures is inherently limited. The inherent limitations of the Company’s system of internal control include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error or mistakes; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on the Company’s business, results of operations or financial condition. Although prior material weaknesses have been remediated, any material weaknesses identified in the future could result in restatements in the future and further increased regulatory scrutiny as well as cause investors to lose confidence in reported financial information, which could have a negative effect on the trading value of the Company’s stock and its ability to raise capital.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management has concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013. Management’s assessment regarding internal control over financial reporting, however, is not subject to attestation by the Company’s registered public accounting firm as a result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which requires an issuer to include an attestation report from its independent registered public accounting firm on the issuer’s internal control over financial reporting. If the Company’s filing status changes and an attestation is required and the independent registered public accounting firm is unable to provide an unqualified attestation report, or if material weaknesses are identified in the Company’s internal control over financial reporting, investors could lose confidence in our financial information and the price of our common shares could decline.

The Company is subject to lending risk.

As of December 31, 2013, approximately 37.8% of the Company’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $6.4 million, or 1.0% of total gross loans, as of December 31, 2013, and $9.7 million, or 1.6% of total gross loans, as of December 31, 2012. Although non-performing asset levels decreased from the prior year, an increase in non-performing loans could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in the Company’s primary market area, will have a significant impact on its results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce the ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed-rate loans, general increases in interest rates will tend to reduce its spread as the interest rates the Company must pay for deposits would increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

The Company’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of the Company’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. The Company also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2013, $387.0 million, or 60.2%, of gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate the Company’s commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $24.4 million, or 3.8%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $127.0 million, or 19.7%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayments of these loans often depend on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While the Company believes that its loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in the Company’s general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, the Company would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop business relationships may be diminished, the quality and collectability of its loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Commercial real estate, commercial and industrial and construction, land acquisition and development loans tend to have larger balances than single family mortgage loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing assets. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan and lease losses, or an increase in loan charge-offs, which could have an adverse impact on the Company’s results of operations and financial condition.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $32.5 million as of December 31, 2013. Of those, loans in the amount of $90 thousand were not performing in accordance with the terms of the loan agreements. At December 31, 2013, there were no other loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans. (For more information regarding loans to officers and directors and/or their related parties, please refer to Note 14 — Related Party Transactions to the consolidated financial statements included in Item 8 and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K.)

The Company’s financial condition and results of operations would be adversely affected if the ALLL is not sufficient to absorb actual losses or if increases to ALLL were required.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2013, the ALLL totaled $14.0 million, representing 2.2% of total loans.

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

If the Company concludes that the decline in value of any of its debt investment securities is other than temporary, the Company is required to write-down the security, to reflect credit-related impairments through a charge to earnings.

The Company reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s debt investment securities has declined below its carrying value, the Company is required to assess whether the decline is an OTTI. If the Company concludes that the decline is other than temporary, it is required to write down the value of that security to reflect the credit-related impairments through a charge to earnings. Changes in the expected cash flows of securities in its portfolio and/or prolonged price declines in future periods may result in impairment of the Company’s investment securities that is other than temporary, which would require a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, any impairment disclosed may not accurately reflect the actual impairment in the future. In addition, to the extent that the value of any of the Company’s investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

The Company held approximately $2.1 million in capital stock of the Federal Home Loan of Pittsburgh (“FHLB”) as of December 31, 2013. The Company must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If FHLB were to cease operations, the Company’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

Changes in interest rates could reduce income, cash flows and asset values.

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

The Board of Directors may determine from time to time that the Company needs to raise additional capital by issuing additional common shares or other securities. The Company is not restricted from issuing additional common shares, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. Because the Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings will likely be dilutive to common shareholders from ownership, earnings and book value perspectives. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, its then current common shareholders. Additionally, if the Company raises additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of the Company’s debt securities and shares of preferred shares, and lenders with respect to other borrowings, will receive distributions of the Company’s available assets prior to the holders of the Company’s common shares. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of the Company’s common shares, or both. Holders of the Company’s common shares are not entitled to preemptive rights or other protections against dilution.

The Company cannot assure that additional capital will be available on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

Interruptions or security breaches of the Company’s information systems could negatively affect its financial performance or reputation.

In conducting its business, the Company relies heavily on its information systems. The Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in its data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach of those systems. Despite security measures, the Company’s information technology and infrastructure may be vulnerable to security breaches, cyber attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any damage, failure or breach could cause an interruption in the Company’s operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure. The occurrence of any failures, interruptions or breaches could damage the Company’s reputation, disrupt operations and the services provided to customers, cause a loss of confidence in the products and the services provided, cause the Company to incur additional expenses, result in a loss of customer business and data, result in legal claims or proceedings, result in liability under laws that protect the privacy of personal information, result in regulatory penalties, or expose the Company to other liability, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations and the Company’s competitive position.

If the Company’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing, financial performance may suffer.

Effective and competitive delivery of the Company’s products and services increasingly depends on information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology can improve efficiency and help reduce costs. The Company’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create efficiencies in its operations. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. Many of the Company’s competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive. There can be no assurance that the Company will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract customers, or be subject to cost increases.

As of the date of this report, the Company is not currently able to pay dividends on the common shares, or repurchase common shares.

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

The Company’s profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania, specifically in Lackawanna, Luzerne and Wayne Counties.

The Company’s success depends primarily on the general economic conditions in the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lackawanna, Luzerne and Wayne County markets. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans, and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, severe weather or natural disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company relies on management and other key personnel and the loss of any of them may adversely affect its operations.

The Company believes each member of the senior management team is important to the Company’s success and the unexpected loss of any of these persons could impair day-to-day operations as well as its strategic direction.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business due to the loss of their skills, knowledge of the Company’s market, years of industry experience and to the difficulty of promptly finding qualified replacement personnel. The Company does not currently have employment agreements or non-competition agreements with any of its senior officers though it expects to put such agreements in place in the future pending regulatory approval and non-objection.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers and shareholders make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Regardless of whether customer and shareholder claims and legal actions related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Moreover, as a result of the restatement of its financial statements and revisions to many of its policies made for the periods ended December 31, 2009, March 31, 2010 and June 30, 2010, the Company may be at an increased risk for such litigation. For example, on May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas for Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty. The Company was named as a nominal defendant. The Court approved the Stipulation of Settlement related to this matter on February 4, 2014, however, the financial liability or reputational damage from this litigation or any other actions could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. For additional discussion of the Company’s current legal matters, refer to Item 3, “Legal Proceedings” to this Annual Report on Form 10-K.

The Company may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows.

The Company has been and may continue to be involved from time to time in a variety of litigation matters arising out of its business. An increased number of lawsuits, including purported class action lawsuits and other consumer driven litigation, have been filed and will likely continue to be filed against financial institutions, which may involve substantial compensatory and/or punitive damages. We believe the risk of litigation generally increases during downturns in the national and local economies. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Company’s reputation and may cause it to incur significant expense. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, they could have a material adverse effect on its financial condition, results of operations and cash flows. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

The Company may be subject to information-gathering requests, reviews, investigations and proceedings by government and regulatory agencies.

The Company is or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and regulatory agencies, including the SEC, OCC and FRB, regarding its business and operations. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures. This could lead to an enforcement proceeding by such governmental or regulatory agency which, in turn, may result in one or more such material adverse consequences.

The price of the Company’s common shares may fluctuate significantly, which may make it difficult for investors to resell common shares at a time or price they find attractive.

The Company’s share price may fluctuate significantly as a result of a variety of factors, many of which are beyond its control. These factors include, in addition to those described above:

•	actual or anticipated quarterly fluctuations in operating results and financial condition;
•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Company or other financial institutions;
•	speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;
•	strategic actions by the Company or its competitors, such as acquisitions, restructurings, dispositions or financings;
•	fluctuations in the stock price and operating results of the Company’s competitors;
•	future sales of the Company’s equity or equity-related securities;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings, audits or litigation that involve or affect us;
•	domestic and international economic factors unrelated to the Company’s performance; and
•	general market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect the Company’s share price, notwithstanding the Company’s operating results. The Company expects that the market price of its common shares will continue to fluctuate and there can be no assurances about the levels of the market prices for its common shares.

An active public market for the Company’s common stock does not currently exist. As a result, shareholders may not be able to quickly and easily sell their common shares.

The Company’s common shares are currently quoted on OTC Markets Group, Inc. During the year ended December 31, 2013, an average of 2,819 shares traded on a daily basis. There can be no assurance that an active and liquid market for the Company’s common shares will develop, or if one develops that it can be maintained. The absence of an active trading market may make it difficult to subsequently sell the Company’s common shares at the prevailing price, particularly in large quantities. For a further discussion, see Item 5- “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities” to this Annual Report on Form 10-K.

Changes in accounting standards could impact reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of financial statements. These changes can materially impact how the Company records and reports its financial condition and results of operations. In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently conducts business from its main office located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512 and from its additional 18 branches located throughout Lackawanna, Luzerne, Wayne and Monroe counties. At December 31, 2013, aggregate net book value of premises and equipment was $15.4 million. With the exception of potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

As previously mentioned, on August 16, 2013, the Bank entered into an agreement with ESSA under which ESSA acquired certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both of which are located in Monroe County, Pennsylvania. The transaction, which closed on January 24, 2014, included the real property of the Marshalls Creek branch. The real property of the Stroudsburg branch was not sold as part of the agreement, and was retained by the Bank. However, as of January 24, 2014, this property no longer operates as a retail banking office.

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office/Branch

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	1743 North Keyser Avenue
	Scranton, PA	Lease	Keyser Village Branch

5	1 North Main Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	169 North Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	301 McConnell Street
	Stroudsburg, PA	Own	Stroudsburg Branch
(effective 1/24/2014 not a retail branch)
19	1127 Texas Palmyra Highway
	Honesdale, PA	Lease	Honesdale Route 6 Branch

20	5120 Milford Road
	East Stroudsburg, PA	Own	Marshalls Creek Branch
(sold 1/24/2014)
21	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

22	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

23	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

24	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

25	119-123 South Blakely Street
	Dunmore, PA	Own	Parking Lot

26	Main Street
	Taylor, PA	Own	Land

27	1219 Wheeler Avenue
	Dunmore, PA	Lease	Wheeler Ave. Branch

28	785 Keystone Industrial Park Road	Lease	Bank Offices
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

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty. The Company was named as a nominal defendant. The Board had appointed a special committee in January 2012 to investigate the matters raised in the Gray complaint. The special committee retained independent counsel to assist with its investigation. Following the investigation, the special committee found that the Board had not breached its fiduciary duty to shareholders. Subsequently, the parties commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and its directors. As part of the Settlement, there was no admission of liability by the Board. Pursuant to the Settlement, the Board, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5 million, which is expected to be paid to the Company by the individual defendants in the first half of 2014. The directors have reserved their rights to indemnification under the Company’s Articles of Incorporation and By-laws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. The Company expects to indemnify the directors upon their request for indemnification. In addition, in conjunction with the Settlement, the Company has accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which has been included in non-interest expense for the year ended December 31, 2013.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and its subsidiary, First National Community Bank, as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims. The Company and the other defendants are defending the claims. At this time, the matter is in a preliminary stage and the Company cannot reasonably determine the outcome or potential range of loss in connection with this matter.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Stock and Dividends Paid

The Company’s common shares are quoted on the OTCQB operated by the OTC Markets Group, Inc., formerly referred to as the “Pink Sheets” under the symbol “FNCB”. The principal market area for the Company’s shares is northeastern Pennsylvania, although shares are held by residents of other states across the country. Quarterly market highs and lows and dividends paid for each of the past two years are presented below.  These prices represent actual transactions.

	Market Price		Dividends Paid
	High	Low	Per Share
Quarter	2013		2013
First	$4.49	$2.83	$0.00
Second	4.20	3.41	0.00
Third	4.35	3.85	0.00
Fourth	8.98	3.90	0.00

Quarter	2012		2012
First	$4.35	$2.10	$0.00
Second	3.85	2.55	0.00
Third	4.00	2.71	0.00
Fourth	4.00	3.00	0.00

Holders

As of February 28, 2014 there were 2,168 holders of record of the Company’s common shares.

Dividends

As of February 26, 2010, as a result of the Order and Agreement, the Company has suspended paying dividends indefinitely and will not resume paying dividends without prior permission from the OCC and the Reserve Bank. For a further discussion of the Company’s dividend limitations, refer to the section entitled “Capital Analysis” included in Item 7 “Management’s Discussion and Analysis” of this Annual Report on Form 10-K.

Equity Compensation Plans

For more information regarding the Company’s equity compensation plans, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return (i.e. price change, reinvestment of cash dividends and stock dividends received) on the Company’s common shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index, the SNL Bank Index for banks with $500 million to $1 billion in assets and the SNL Bank Index for banks with $1 billion to $5 billion in assets. The stock performance graph assumes that $100 was invested on December 31, 2008. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. The Company calculates each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e. more valuable) count for more in all indices.

First National Community Bancorp, Inc.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
First National Community Bancorp, Inc.	100.00	56.58	28.34	23.54	28.53	81.90
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87
SNL Bank $500M-$1B	100.00	95.24	103.96	91.46	117.25	152.05

(*)	Source: SNL Financial LC, Charlottesville, VA © 2011. SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

Purchase of Equity Securities by the Issuer or Affiliates Purchasers

None.

Recent Sales of Unregistered Securities

On November 27, 2013, the Board of Directors adopted the 2013 Employee Stock Grant Plan (the “2013 Stock Grant Plan”) under which shares of common stock not to exceed 15,000 were authorized to be granted to employees. On December 2, 2013, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 14,400 shares issued under this grant at a cost of $4.26 per share. The total cost of these grants, which was included in salary expense in the Consolidated Statements of Operations, amounted to $61 thousand for the year ended December 31, 2013. No additional shares were granted under this plan. This share grant was effected without registration under the Securities Act in reliance upon Section 2(3) of the Securities Act, as a non-sale distribution of securities by the Company. These shares were given to all employees of the Company as a share bonus and not as individual incentive compensation or in lieu of a cash payment, with no investment decision on the part of the recipients or receipt of value by the Company in return. There were no underwriters employed in the issuance of the securities or in connection with this transaction, and no proceeds were received by the Company for this stock grant. There have been no sales of unregistered securities during 2013.

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

	For the Years Ended December 31,
(dollars in thousand, except per share data)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$1,003,808	$968,274	$1,102,639	$1,167,298	$1,366,332
Securities, available-for-sale	203,867	185,361	185,475	251,072	252,946
Securities, held-to-maturity	2,308	2,198	2,094	1,994	1,899
Net loans	629,880	579,396	659,044	735,813	917,516
Total deposits	884,698	854,613	957,136	982,436	1,071,608
Borrowed funds	62,433	53,903	83,571	137,604	217,467
Shareholders' equity	33,578	36,925	39,925	32,055	63,084

Income Statement Data:
Interest income	$32,953	$37,027	$42,936	$55,471	$64,398
Interest expense	7,176	9,218	13,867	21,868	25,196
Net interest income before provision for loan and lease losses	25,777	27,809	29,069	33,603	39,202
Provision for loan and lease losses	(6,270)	4,065	523	25,041	42,089
Non-interest income (loss)	9,283	4,283	12,949	1,282	(12,001)
Non-interest expenses	34,948	41,738	41,830	41,564	38,022
Income (loss) before income taxes	6,382	(13,711)	(335)	(31,720)	(52,910)
Provision (credit) for income taxes	-	-	-	-	(8,594)
Net income (loss)	6,382	(13,711)	(335)	(31,720)	(44,316)
Earnings per share, basic and diluted	0.39	(0.83)	(0.02)	(1.94)	(2.74)

Capital and Related Ratios:
Cash dividends declared per share	$-	$-	$-	$-	$0.17
Book value per share	2.04	2.24	2.43	1.95	3.87
Tier I leverage ratio	4.71%	4.07%	4.72%	4.27%	5.94%
Total risk-based capital to risk-adjusted assets	11.58%	10.20%	11.35%	10.13%	10.54%
Average equity to average total assets (1)	3.60%	3.97%	3.04%	4.10%	6.89%
Tangible equity to tangible assets	3.30%	3.75%	3.55%	2.67%	4.49%

Selected Performance Ratios:
Return on average assets (1)	0.67%	(1.35%)	(0.03%)	(2.44%)	(3.29%)
Return on average equity (1)	18.65%	(34.09%)	(0.98%)	(59.44%)	(47.78%)
Net interest margin (2)	3.22%	3.28%	3.10%	3.07%	3.35%
Noninterest income/operating income (2)	22.00%	9.72%	21.82%	2.42%	(21.00%)

Asset Quality Ratios:
Allowance for loan and lease losses/total loans	2.18%	3.10%	3.07%	2.98%	2.40%
Nonperforming loans/total loans	0.99%	1.62%	2.93%	3.74%	2.77%
Allowance for loan and lease losses/nonperforming loans	219.87%	190.92%	104.60%	79.58%	86.44%
Net charge-offs/average loans	(0.28%)	0.97%	0.31%	2.84%	2.87%
Loan loss provision/net charge-offs	***	63.88%	23.10%	100.47%	150.94%

*** Ratio is not meaningful for 2013.

(1) Average balances were calculated using average daily balances.

(2) Average balances for loans included nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in the Company’s markets; the effects of, and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of the Company to compete with other institutions for business; the composition and concentrations of the Company’s lending risk and the adequacy of the Company’s reserves to manage those risks; the valuation of the Company’s investment securities; the ability of the Company to pay dividends or repurchase common shares; the ability of the Company to retain key personnel; the impact of any pending or threatened litigation against the Company; the marketability of shares of the Company and fluctuations in the value of the Company’s share price; the impact of the Company’s ability to comply with its regulatory agreements and orders; the effectiveness of the Company’s system of internal controls; the ability of the Company to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning capital adequacy, taxes, banking, securities and insurance); the impact of technological changes and security risks upon the Company’s information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of the Company at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in the Company’s filings with the SEC.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. The Company’s significant accounting policies are presented in Note 2 to the consolidated financial statements. Management has identified the policies on the determination of the Allowance for Loan and Lease Losses (“ALLL”), securities valuation and impairment evaluation, and valuation of other real estate owned (“OREO”) and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the ALLL in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in the Company’s investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to impairment losses.

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

The ALLL consists of two components, a specific component and a general component.  The specific component relates to loans that are classified as impaired. For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on nonaccrual status above the $100 thousand loan relationship threshold and all loans considered troubled debt restructurings (“TDRs”) are classified as impaired.

See Note 2-“Summary of Significant Accounting Policies” and Note 5-“Loans” of the notes to consolidated financial statements included in Item 8-“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information about the ALLL.

Securities Valuation and Impairment Evaluation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on the consolidated statements of financial condition or results of operations. See Note 4-“Securities” and Note 18-“Fair Value Measurements” of the notes to consolidated financial statements included in Item 8 hereof for additional information about the Company’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity and available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. There were no OTTI charges on investment securities recognized in 2013. The Company recognized OTTI charges on investment securities of $96 thousand and $798 thousand in 2012 and 2011, respectively, within the consolidated statements of operations. For 2012 and 2011, the OTTI charges related to estimated credit losses on pooled trust preferred securities. See Note 4-“Securities” of the notes to consolidated financial statements included in Item 8 hereof for additional information about the Company’s OTTI charges.

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that is no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any write-down to fair value less estimated selling costs is charged to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion is transferred to OREO at its fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

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

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2013 and 2012, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded. Note 2-“Summary of Significant Accounting Policies” and Note 13 - “Income Taxes” of the notes to consolidated financial statements included in Item 8 hereof for additional discussion on the accounting for income taxes.

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

ASU No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” improves the transparency of reporting these reclassifications. The new amendments require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. The Company adopted ASU 2013-02 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company; however, see Note 20 of the notes to the consolidated financial statements for additional disclosures related to the adoption of ASU No. 2013-02.

Accounting Guidance to be Adopted in Future Periods

ASU 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the effect the adoption of ASU 2013-11 on January 1, 2015 may have on the operating results or financial position of the Company.

ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-04 on January 1, 2015 is not expected to have a material effect on the operating results or financial position of the Company.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with the MD&A in its entirety.

During 2013, the Company experienced marked improvement in its asset quality, operating results and financial position. In 2012, management was primarily focused on strategies aimed at reducing balance sheet risk and the levels of classified assets. Although initiatives with respect to these areas continued into 2013, management began shifting its attention to addressing its core banking performance and positioning the Company for sustainable growth over the long-term. In this regard, management initiated several key actions in 2013:

•	Enhanced the Company’s asset/liability and liquidity management process;
•	Evaluated the Company’s branch network and property holdings to reduce excess capacity;
•	Began to rebuild the loan portfolio through the development of new commercial relationships; and
•	Organized a Profitability Enhancement Program focused on improving the Company’s operational efficiency.

In the first quarter of 2013, the Bank’s asset/liability management committee (“ALCO”) process was enhanced, including utilizing more robust modeling and simulation techniques, in order to more effectively manage the Bank’s asset/liability and liquidity positions within the current and expected interest rate environment and to improve its reporting in these areas.

Management monitors the ongoing profitability of each of the Bank’s branch offices. In addition, management evaluates its current branch structure, administrative facilities and properties held for future expansion in relation to its current strategies and initiatives. In this regard, the Company:

•	Entered into a Branch Purchase and Deposit/Loan Assumption Agreement (the “Branch Purchase Agreement”) with ESSA Bank and Trust (“ESSA”) for ESSA to acquire certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both located in Monroe County, Pennsylvania. The transaction, which closed on January 24, 2014, is expected to improve operating efficiency and strengthen the Bank’s capital position;

•	Transferred three vacant lots previously held for future expansion to OREO for disposition; and

•	Executed a sale of one of its administrative facilities located in Luzerne County, Pennsylvania, which is expected to reduce non-interest expense.

At the end of the second quarter of 2013, the Company hired a Chief Lending Officer with over 30 years of in-depth credit administration, commercial lending and management experience. The Chief Lending Officer’s primary objectives are to lead the Bank’s commercial lending and business development teams, as well as develop and manage business relationships with commercial customers.

In the fourth quarter, the Company established a Profitability Enhancement Program to focus management’s efforts on four key areas within the Bank’s core business: 1) profit enhancement; 2) process improvement; 3) non-interest expense reduction; and 4) organizational structure enhancements. The main committee is comprised of four subcommittees, or task groups, to oversee each of the four core areas and is charged with the following goals:

•	To achieve an efficiency ratio that ranks in the top 50.0% of peer banking institutions by December 31, 2014;
•	To identify resources and define accountability needed to execute profit enhancement initiatives; and
•	To implement an optimal organizational structure that will position the Bank for sustained profitability, continuous process improvement and non-interest expense management.

In addition to the above new actions, management continued to reposition the balance sheet in order to reduce risk, improve asset quality and strengthen the Company’s and Bank’s capital positions.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment will be made to the Company. The Individual Defendants have reserved their rights to indemnification under the Company’s Articles of Incorporation and By-laws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which is included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013.

The Company reported net income of $6.4 million in 2013 compared to a net loss of $13.7 million in 2012.  Basic and diluted earnings per share were $0.39 in 2013, while basic and diluted losses per share were $(0.83) in 2012. The $20.1 million improvement in earnings resulted primarily from a $10.3 million positive change in the provision for loan and lease losses from a provision of $4.1 million in 2012 to a credit for loan and lease losses of $6.3 million in 2013. In addition, a $6.8 million, or 16.3%, reduction in non-interest expense and a $5.0 million, or 116.7%, increase in non-interest income contributed to the earnings improvement. Partially offsetting these positive factors was a $2.0 million, or 7.3%, decrease in net interest income. Return on average assets and return on average equity were 0.67% and 18.65%, respectively, in 2013 compared to (1.35)% and (34.09)%, respectively, in 2012.

Total assets increased $35.5 million, or 3.7%, to $1.0 billion at December 31, 2013 from $968.3 million at December 31, 2012. The growth in the balance sheet was driven by a $50.5 million, or 8.7%, increase in net loans. In addition, securities available for sale increased $18.5 million, or 10.0%. The growth in the loan and investment portfolios was funded by a $30.1 million increase in total deposits, an $8.5 million increase in advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), and an $11.7 million decrease in cash and cash equivalents.

Total shareholders’ equity decreased $3.3 million to $33.6 million at December 31, 2013 from $36.9 million at the end of 2012. Net income of $6.4 million was more than entirely offset by a $9.8 million decrease in accumulated other comprehensive income, which resulted entirely from changes in the fair value of available-for-sale securities. Despite the decrease in shareholders’ equity, the Company’s and the Bank’s risk-based capital positions improved. The total risk-based capital ratios for the Company and the Bank were 11.58% and 13.43%, respectively, at December 31, 2013, compared to 10.20% and 11.79%, respectively, at December 31, 2012. Similarly, Tier I capital to average assets ratio improved for the Company and Bank to 4.71% and 8.32%, respectively, at December 31, 2013, from 4.07% and 7.20%, respectively, at December 31, 2012.

Net Interest Income

2013 compared to 2012

Net interest income is the difference between (i) interest income - interest and fees on interest-earning assets, and (ii) interest expense - interest paid on the Company’s deposits and borrowed funds. Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates. The tax-equivalent net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets and is a key measurement used in the banking industry to measure income from earning assets. During 2013, the Company’s earning assets re-priced downward at a faster pace than interest-bearing liabilities. As a result, the Company’s tax-equivalent net interest margin contracted 6 basis points to 3.22% in 2013 from 3.28% in 2012. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.10% in 2013, a decrease of 5 basis points compared to 3.15% in 2012.

Tax-equivalent net interest income decreased $2.4 million to $28.2 million in 2013 from $30.6 million in 2012. During 2013, lower yields on interest-earning assets was the primary factor leading to the decline in net interest income. The yield on average earning assets declined 23 basis points to 4.04% in 2013 from 4.27% in 2012, which resulted from a 27 basis point decrease in the tax-equivalent yield on the loan portfolio and an 89 basis point reduction in the tax-equivalent yield on total securities. The 23 basis point decline in the tax-equivalent yield on earning assets caused a $3.1 million decrease in tax-equivalent interest income, which was partially offset by a decrease in interest expense of $821 thousand, resulting from an 18 basis point decline in the cost of average interest-bearing liabilities. Also negatively impacting net interest income was a $57.9 million decrease in average earning assets, which was partially offset by lower volume of average interest-bearing liabilities as compared to the previous year.

The federal funds rate and the national prime rate were unchanged at 0.25% and 3.25%, respectively, in 2013. However, increased competition for loans within the Company’s market area exacerbated this already challenging rate environment and negatively impacted loan yields in 2013. The tax-equivalent yield on the loan portfolio declined 27 basis points to 4.37% in 2013 from 4.64% in 2012. Specifically, the yield on taxable loans decreased 24 basis points, while the yield on tax-free loans fell 112 basis points and caused corresponding reductions in tax-equivalent interest income of $1.5 million and $410 thousand, respectively. The tax-equivalent yield on the investment portfolio decreased 89 basis points to 3.77% in 2013 from 4.66% in 2012 and resulted in a corresponding decrease in interest income of $1.2 million. Specifically, the yield on taxable and tax-free investments decreased 89 basis points and 10 basis points, respectively, comparing 2013 and 2012. ALCO and investment strategies in 2013 involved mitigating credit risk, while lowering the risk-based capital weighting of the portfolio. Management shifted the composition of the investment portfolio by de-emphasizing the Company’s holdings of state and municipal obligations and increasing its holdings of U.S. government and government-sponsored securities. Consequently, proceeds from sales and maturities of higher-yielding state and municipal obligations were reinvested into U.S. government bonds and mortgage-backed securities having lower yields.

The decreases in tax-equivalent interest income attributable to lower loan and investment yields was partially mitigated by an 18 basis point reduction in the Company’s cost of funds. The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 5, 8, 6, and 18 basis points, respectively, comparing the years ended December 31, 2013 and 2012. These basis point reductions resulted in a combined decrease in interest expense of $625 thousand. In addition, the Company’s borrowing costs declined 28 basis points to 5.00% in 2013 from 5.28% in 2012, which resulted in a $196 thousand decrease in interest expense.

As previously mentioned, average earning assets decreased $57.9 million, or 6.2%, from $931.8 million in 2012 to $873.8 million in 2013, which was partially offset by a $56.4 million, or 6.9%, decrease in average interest-bearing liabilities. Despite the overall increase in total loans, the loan portfolio averaged $16.5 million, or 2.5%, lower in 2013 as compared to 2012, as loan satisfactions outpaced originations in the first half of year. Average investment securities totaled $197.3 million, a decrease of $1.9 million in 2013 compared to 2012. The average balance of tax-free securities decreased $12.6 million, or 15.5%, while average taxable securities increased $10.7 million, or 9.1%, due to the repositioning of the portfolio. Average interest-bearing deposits in other banks declined $39.5 million as the Company continued to utilize available liquidity. These changes in the average balances of earning assets resulted in a combined decrease to tax-equivalent net interest income of $1.4 million.

Average interest-bearing liabilities totaled $765.7 million for the year ended December 31, 2013, a decrease of $56.4 million, or 6.9%, comparing the years ending December 31, 2013 and 2012. Specifically, average interest-bearing deposits decreased $44.1 million, or 5.9%, in 2013 as compared to 2012, while average borrowed funds decreased $12.4 million, or 17.0%. The Company experienced reductions in the average balances for all major deposit categories, except for interest-bearing demand deposits. Specifically, average savings deposits, time deposits over $100 thousand, and other time deposits decreased $1.9 million, $9.6 million and $34.8 million, respectively. Average interest-bearing demand deposits increased $2.3 million in 2013 compared to 2012. Changes in the average balances of interest-bearing liabilities resulted in a combined decrease in interest expense of $1.2 million, which almost entirely offset the negative impact from the decreases in volumes of average earning assets.

2012 compared to 2011

The Company’s tax-equivalent net interest margin improved 18 basis points to 3.28% in 2012 from 3.10% in 2011. Interest rate spread on a fully tax-equivalent basis, was 3.15% in 2012, an increase of 15 basis points compared to 3.00% in 2011.

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

Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans outstanding at December 31, 2013, 2012 and 2011 in accordance with their original terms approximated $572 thousand, $1.4 million, and $2.2 million, respectively. Interest income on impaired loans of $366 thousand, $376 thousand, and $238 thousand was recognized based on payments received in 2013, 2012 and 2011.

The following table reflects the components of net interest income for each of the three years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning Assets (2)(3)
Loans-taxable(4)	$597,776	$25,744	4.31%	$619,151	$28,153	4.55%	$688,546	$32,831	4.77%
Loans-tax free (4)	38,694	2,050	5.30%	33,863	2,174	6.42%	35,150	2,479	7.05%
Total Loans (1)(2)	636,470	27,794	4.37%	653,014	30,327	4.64%	723,696	35,310	4.88%
Securities-taxable	128,508	2,476	1.93%	117,800	3,318	2.82%	123,854	3,198	2.58%
Securities-tax free	68,780	4,965	7.22%	81,368	5,956	7.32%	108,955	7,717	7.08%
Total Securities (1)(5)	197,288	7,441	3.77%	199,168	9,274	4.66%	232,809	10,915	4.69%
Interest-bearing deposits in other banks and federal funds sold	40,067	103	0.26%	79,571	190	0.24%	91,932	178	0.19%
Total Earning Assets	873,825	35,338	4.04%	931,753	39,791	4.27%	1,048,437	46,403	4.43%
Non-earning assets	94,877			100,979			103,685
Allowance for loan and lease losses	(18,613)			(20,526)			(24,108)
Total Assets	$950,089			$1,012,206			$1,128,014

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	$302,258	559	0.18%	$299,938	699	0.23%	$335,201	1,615	0.48%
Savings deposits	85,872	90	0.10%	87,818	161	0.18%	89,494	287	0.32%
Time deposits over $100,000	160,728	1,301	0.81%	170,356	1,476	0.87%	181,146	2,193	1.21%
Other time deposits	156,639	2,214	1.41%	191,462	3,048	1.59%	252,081	4,664	1.85%
Total Interest-bearing Deposits	705,497	4,164	0.59%	749,574	5,384	0.72%	857,922	8,759	1.02%
Borrowed funds and other interest-bearing liabilities	60,240	3,012	5.00%	72,593	3,834	5.28%	111,709	5,108	4.57%
Total Interest-Bearing Liabilities	765,737	7,176	0.94%	822,167	9,218	1.12%	969,631	13,867	1.43%
Demand deposits	130,186			128,254			107,763
Other liabilities	19,946			21,568			16,301
Shareholders' equity	34,220			40,217			34,319
Total Liabilities and Shareholders Equity	$950,089			$1,012,206			$1,128,014
Net Interest Income/Interest
Rate Spread (6)		28,162	3.10%		30,573	3.15%		32,536	3.00%
Tax equivalent adjustment		(2,385)			(2,764)			(3,467)
Net interest income as reported		$25,777			$27,809			$29,069

Net Interest Margin (7)			3.22%			3.28%			3.10%

(1)	Interest income is presented on a tax-equivalent basis using a 34% rate for 2013, 2012 and 2011.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities.

and is presented on a tax-equivalent basis.

(7)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

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

	December 31,			December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Loans - taxable	$(952)	$(1,457)	$(2,409)	$(3,204)	$(1,474)	$(4,678)
Loans - tax free	286	(410)	(124)	(88)	(217)	(305)
Total loans	(666)	(1,867)	(2,533)	(3,292)	(1,691)	(4,983)
Securities - taxable	280	(1,122)	(842)	(161)	281	120
Securities - tax free	(910)	(81)	(991)	(2,012)	251	(1,761)
Total securities	(630)	(1,203)	(1,833)	(2,173)	532	(1,641)
Interest-bearing deposits in other banks and federal funds sold	(101)	14	(87)	(26)	38	12
Total interest income	(1,397)	(3,056)	(4,453)	(5,491)	(1,121)	(6,612)

Interest Expense:
Interest-bearing demand deposits	5	(145)	(140)	(155)	(761)	(916)
Savings deposits	(3)	(68)	(71)	(5)	(121)	(126)
Time deposits over $100,000	(81)	(94)	(175)	(124)	(593)	(717)
Other time deposits	(516)	(318)	(834)	(1,023)	(593)	(1,616)
Total interest-bearing deposits	(595)	(625)	(1,220)	(1,307)	(2,068)	(3,375)
Borrowed funds and other interest-bearing liabilities	(626)	(196)	(822)	(1,981)	707	(1,274)
Total interest expense	(1,221)	(821)	(2,042)	(3,288)	(1,361)	(4,649)
Net Interest Income	$(176)	$(2,235)	$(2,411)	$(2,203)	$240	$(1,963)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL. The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A credit to loan and lease losses reflects the reversal of amounts previously charged to the ALLL.

2013 compared to 2012

The Company recorded a credit for loan and lease losses of $6.3 million in 2013, compared to a provision of $4.1 million in 2012. The release of reserves in 2013 reflected improved asset quality metrics, reductions in historical loss factors and net recoveries on previously charged-off loans.

Non-performing loans decreased $3.3 million, or 34.0%, to $6.4 million at December 31, 2013 from $9.7 million at December 31, 2012. The Company recorded net recoveries of $1.7 million for the year ended December 31, 2013, compared to net charge-offs of $6.4 million for the same period of 2012. Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the ALLL considering the underlying financial performance of the borrower, collateral values and any increasing credit risks.

2012 compared to 2011

The provision for loan and lease losses was $4.1 million in 2012 as compared to $0.5 million in 2011. The increase primarily resulted from an increase in charge-offs of classified credits, specifically one larger commercial credit totaling $3.1 million that was charged off during the third quarter of 2012.

Non-Interest Income:

The following table lists the components of non-interest income for the years ended December 31, 2013, 2012 and 2011:

Non-Interest Income
(in thousands)	2013	2012	2011
Deposit service charges	$2,945	$2,985	$3,105
Net gain (loss) on the sale of securities	2,887	(1,712)	5,114
Other-than-temporary-impairment loss on securities	-	(96)	(798)
Net gain on the sale of loans held for sale	362	859	755
Net loss on the sale of classified loans	(223)	-	-
Net gain on the sale of other real estate owned	135	305	2,528
Gain on the sale of bank premises and equipment and other assets	579	-	20
Loan-related fees	423	514	673
Income from bank-owned life insurance	706	692	787
Other	1,469	736	765
Total non-interest income	$9,283	$4,283	$12,949

2013 compared to 2012

Total non-interest income increased $5.0 million, or 116.7%, to $9.3 million in 2013 from $4.3 million in 2012. The increase resulted primarily from a $2.9 million net gain on the sale of investment securities in 2013 compared to a $1.7 million loss on the sale of investment securities in 2012. Also favorably impacting non-interest income in 2013 was a gain on the sale of bank premises and equipment and other assets of $579 thousand and an increase in other non-interest income of $733 thousand. These favorable factors were partially offset by reductions in net gains on the sale of loans held for sale and OREO of $497 thousand and $170 thousand, respectively, and a net loss of $223 thousand realized on the sale of classified loans.

In the fourth quarter of 2013, the Company sold one of its administrative centers located in Luzerne County, Pennsylvania. The property, which had a net book value of $1.2 million was sold for $1.8 million, resulting in a net gain on the sale of $579 thousand. With regard to other non-interest income, the $733 thousand, or 99.6%, increase primarily resulted from monies received from the settlement of an insurance claim of $287 thousand and interest received from the IRS on federal income tax refunds of $312 thousand.

During the third quarter of 2012, the Company began holding 15- and 20-year mortgages in its portfolio rather than selling these loans on the secondary market as part of its asset/liability strategy. Medium- and longer-term market interest rates rose in the second half of 2013, which directly impacted mortgage rates. Given the rise in mortgage rates, in the third quarter of 2013, management extended this strategy to 30-year mortgages, which directly contributed to the 57.9% decrease in net gains on the sale of loans held for sale.

The Company recorded a net gain of $135 thousand on the sale of 13 OREO properties in 2013, compared to a net gain of $305 thousand on the sale of 17 OREO properties in 2012. The loss on the sale of classified loans of $223 thousand resulted from the sale of six classified loans to a third party in the fourth quarter of 2013. There were no losses on the sale of classified loans recorded in 2012. The Company continues to aggressively seek buyers for its OREO properties.

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

Non-Interest Expense

The following table lists the major components of non-interest expense for the years ended December 31, 2013, 2012 and 2011:

Non-Interest Expense
(in thousands)	2013	2012	2011
Salaries and employee benefits	$13,218	$14,702	$14,117
Occupancy expense	2,215	2,225	2,508
Equipment expense	1,468	1,723	1,654
Advertising expense	523	614	629
Data processing expense	2,066	2,141	2,036
Regulatory assessments	2,515	2,721	3,159
Bank shares tax	800	882	1,103
Expense of other real estate owned	719	2,027	3,720
(Credit) provision for off-balance sheet commitments	(246)	358	(423)
Legal expense	2,488	4,233	2,716
Professional fees	1,674	4,385	5,413
Insurance expenses	1,179	896	685
Loan collection expenses	482	765	780
Legal settlements	2,500	446	-
Other operating expenses	3,347	3,620	3,733
Total non-interest expense	$34,948	$41,738	$41,830

2013 compared to 2012

Cost containment efforts and the ability to reduce reliance on outside consultants contributed to a $6.8 million, or 16.3%, decrease in total non-interest expense to $34.9 million in 2013 as compared to $41.7 million in 2012. Specifically, the Company recorded significant reductions in professional fees, salaries and employee benefits, legal expense and expenses associated with OREO. These decreases were partially offset by accrued legal settlement costs related to the shareholder derivative case and increased insurance expenses.

Professional fees decreased $2.7 million, or 61.8%, to $1.7 million in 2013 compared to $4.4 million in 2012. In addition, legal expense declined $1.7 million, or 41.2%, to $2.5 million in 2013 from $4.2 million in 2012. The Company returned to current SEC reporting status with the filing of its third quarter 2012 Form 10-Q and was able to reduce its reliance on outside consultants and attorneys.

Salaries and employee benefits expense equaled 37.8% of the Company’s total non-interest expense in 2013 compared to 35.2% in 2012.

Despite the increase in the ratio, salaries and employee benefits decreased $1.5 million, or 10.1%, to $13.2 million in 2013 from $14.7 million in 2012. At the end of 2012, the Company implemented a reduction in force and a voluntary separation program in an effort to better align the number of employees with the reduced asset size of the bank and transaction volumes. Employees affected by the reduction in force and employees opting for the voluntary separation program received separation packages that included separation pay and medical benefit assistance for a period of time depending on their years of service, which were accrued for in 2012. In addition, as part of its cost containment strategy, the Company evaluated positions that became vacant during 2013 and was able to further reduce full-time equivalents. At December 31, 2013, the number of full-time equivalent employees was 260 as compared to 298 at December 31, 2012.

In 2012, the Board of Directors ratified an amendment to the defined contribution profit sharing plan to include the provisions under section 401(k) of the Internal Revenue Code (“401(k)”). The 401(k) feature of the plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. The Company may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Company discretionary matching contributions are determined each year by management. For 2013 and 2012, the Company matched 50.0% of employee salary deferrals up to 4.0% for each employee. Company matching contributions to the 401(k) Plan totaled $129 thousand and $41 thousand in 2013 and 2012, respectively.

Pursuant to the 2013 Employee Stock Grant Plan and the 2012 Employee Stock Grant Plan (“the 2012 Stock Grant Plan”), the Board of Directors granted 50 shares of the Company’s common stock in both 2013 and 2012, respectively to each active full and part time employee. There were 14,400 shares at a cost per share of $4.26 granted under the 2013 Stock Grant Plan and 15,050 shares at a cost per share of $3.05 granted under the 2012 Stock Grant Plan. The total costs of these grants was $61 thousand and $46 thousand, respectively, for the years ended December 31, 2013 and 2012, which were included in salaries and employee benefits expense.

Expenses associated with OREO further declined in 2013 as the number of properties held decreased and real estate values continued to stabilize. Other real estate expense decreased by $1.3 million, or 64.5%, in 2013 as compared to 2012 primarily due to a $983 thousand reduction in impairment charges. In addition, real estate taxes and professional fees associated with OREO properties decreased $165 thousand and $176 thousand, respectively, in 2013 as compared to 2012.

The Company recorded a credit for off-balance sheet commitments of $246 thousand in 2013, as compared to a provision of $358 thousand in 2012. The $604 thousand improvement resulted from decreases in historical loss factors used to estimate losses associated with the Bank’s construction loan commitments.

Regulatory assessments, which include FDIC insurance assessment and OCC examination assessments, decreased $206 thousand, or 7.6%, for the year ended December 31, 2013 as compared to 2012. Based on its risk profile, the Bank was included in Risk Category III for assessing the rate for FDIC insurance in 2013 and 2012.

As described in the Executive Overview of this MD&A, the parties to the Shareholder Derivative Suit, in which the Company is named as nominal defendant, agreed to a Settlement, which was approved by the Court on February 4, 2014. As part of the Settlement, it was agreed that $2.5 million would be paid to the Plaintiff’s attorneys for their fees and costs. The Company accrued for the $2.5 million, which is included as a separate line item in non-interest expense in 2013.

2012 compared to 2011

Total non-interest expense decreased $92 thousand or 0.2%, to $41.7 million in 2012 as compared to 2011. The change in non-interest expense resulted primarily from a $1.7 million decrease in OREO expense, a $1.0 million decrease in professional fees, a $0.4 million decrease in the Regulatory assessments, and a $0.3 million decrease in occupancy expense. These decreases were partially offset by increases in legal expenses of $1.5 million, the provision for off-balance sheet commitments of $0.8 million and salaries and benefits expense of $0.6 million.

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

Regulatory assessments, which include FDIC insurance expense and OCC examination expense, decreased $0.4 million in 2012 as a result of the decline in the level of average assets.

Occupancy expense decreased $0.3 million, or 11.3%, in 2012 as compared to 2011. The decrease was primarily attributable to reductions in repairs and maintenance and utility costs.

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

Salary and employee benefit costs, which accounted for 35.2% of total non-interest expense in 2012, increased $0.6 million or 4.1% to $14.7 million in 2012 compared to $14.1 million in 2011. Salary expense increased $0.5 million, which was attributable to annual employee merit increases, a separation agreement entered into with the Company’s former Chief Financial Officer, several program initiatives implemented in 2012, and stock grants to employees pursuant to the 2012 Stock Grant Plan. Employee benefits expense increased $0.1 million, due primarily to the ratification of a 401 (k) feature to the Company’s profit sharing plan.

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

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the years ended December 31, 2013, 2012 and 2011. In 2013, the Company recorded a $347 thousand reduction to the deferred tax valuation allowance, decreasing the valuation allowance to $34.1 million at December 31, 2013 from $34.5 million at December 31, 2012. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance.

In 2012, the Company recorded a $6.7 million valuation charge against its deferred tax assets, increasing the valuation allowance to $34.5 million at December 31, 2012 from $27.8 million at December 31, 2011.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed during the subsequent year. Any adjustments required based on filed returns are recorded when identified in the subsequent year.

FINANCIAL CONDITION

Total assets increased $35.5 million, or 3.7%, to $1.0 billion, at December 31, 2013, as compared to $968.3 million at December 31, 2012. The increase in the balance sheet was driven by increases in net loans of $50.5 million, or 8.7%, and investment securities of $18.5 million, or 10.0%. The growth in earning assets was funded primarily by deposit growth of $30.1 million, or 3.5%, an $8.5 million increase in FHLB borrowings, and an $11.7 million decrease in cash and cash equivalents.

Total shareholders’ equity decreased $3.3 million to $33.6 million at December 31, 2013 from $36.9 million at the end of 2012. Net income of $6.4 million was more than entirely offset by a $9.8 million reduction in accumulated other comprehensive income, which resulted entirely from a decrease in the fair value of the Company’s available-for-sale securities portfolio. The decrease in fair value of the available-for-sale portfolio was due entirely to fluctuations in market interest rates. The Company did not pay any dividends in 2013 or 2012. The Company suspended paying dividends in 2010 to conserve capital and comply with regulatory requirements.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and provides a source of interest income to increase our profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income, net of tax. The Company determines the appropriate classification of investment securities at the time of purchase. The decision to purchase or sell investment securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Investment securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost. Federal Reserve Bank stock is included in other assets.

At December 31, 2013, the Company’s investment portfolio was comprised principally of obligations of U.S. government-sponsored agencies, including residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”) and taxable and tax-exempt obligations of states and political subdivisions. Except for obligations of U.S. Government-sponsored agencies, there were two security issuers, St. Clair County, IL School District and the Commonwealth of Massachusetts, whose aggregate carrying values exceeded 10.0% of Shareholders’ equity as of December 31, 2013. The aggregate carrying values of the securities of these issuers were $4.1 million and $3.8 million, respectively.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	December 31,
(in thousands)	2013	2012	2011
Available-for-sale
Obligations of U.S. government agencies	$-	$1,891	$8,048
Obligations of state and political subdivisions	78,054	103,501	96,161
Government-sponsored agency:
Collateralized mortgage obligations	34,799	9,103	8,468
Residential mortgage-backed securities	89,656	69,456	31,393
Private label collateralized mortgage obligations	-	-	36,256
Pooled trust preferred senior class	-	-	1,604
Pooled trust preferred mezzanine class	-	-	2,197
Corporate debt securities	407	410	342
Equity securities	951	1,000	1,006
Total securities available-for-sale	$203,867	$185,361	$185,475

Held-to-maturity
Obligations of state and political subdivisions	$2,308	$2,198	$2,094

The Company’s investment strategy in 2013 involved reducing potential credit risk within the securities portfolio. In carrying out this strategy, management sought to shift the composition of the portfolio from predominantly obligations of state and political subdivisions, which potentially have a higher degree of associated credit risk, to obligations of U.S. government-sponsored agencies. At December 31, 2013, obligations of states and political subdivision comprised 38.3% of total available-for-sale securities, compared to 55.8% at December 31, 2012, while obligations of U.S. government-sponsored agencies, including collateralized mortgage obligations and residential mortgage-backed securities comprised 61.0% of available-for-sale securities at December 31, 2013 compared to 42.4% at year-end 2012.

During the year ended December 31, 2013, the Company sold 77 securities, including 68 of its obligations of state and political subdivisions, 7 residential mortgage-backed securities, 1 CMO and 1 U.S. government agency security, with an aggregate carrying value of $50.9 million. Net gains of $2.9 million were realized upon the sales and are included in non-interest income. Securities purchased during the year ended December 31, 2013 included 9 CMOs totaling $32.8 million, 10 residential mortgage-backed securities totaling $56.2 million and 11 obligations of states and political subdivisions totaling $10.4 million. All sales and purchases were executed as part of the Company’s investment strategy described above and in anticipation of liquidity needs in response to increased loan demand and cyclical deposit trends.

The following table sets forth the maturities of available-for-sale securities and held-to-maturity securities, based on carrying value at December 31, 2013 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Decmeber 31, 2013
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6 - 10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities (3)	Maturity	Total
Available-for-sale securities
Obligations of state and political subdivisions (1)	$571	$-	$21,274	$56,209	$-	$-	$78,054
Yield	6.32%		4.45%	7.11%			6.38%
Government-sponsored agencies:
Collateralized mortgage obligations	-	-	-	-	34,799	-	34,799
Yield					2.50%		2.50%
Residential mortgage-backed securities:	-	-	-	-	89,656	-	89,656
Yield					1.59%		1.59%
Corporate debt securities	-	-	-	407	-	-	407
Yield				0.93%			0.93%
Equity securities (2)	-	-	-	-	-	951	951
Yield						3.32%	3.32%
Total available-for-sale securities	$571	$-	$21,274	$56,616	$124,455	$951	$203,867
Weighted yield	6.32%	0.00%	4.45%	7.07%	1.84%	3.32%	3.58%

Held-to-maturity securities
Obligations of state and political subdivisions	$-	$-	$2,308	$-	$-	$-	$2,308
Yield			7.39%				7.39%
Total held-to-maturity securities	$-	$-	$2,308	$-	$-	$-	$2,308
Weighted yield	0.00%	0.00%	7.39%	0.00%	0.00%	0.00%	7.39%

(1)	Yields on state and municipal securities have been adjusted to tax-equivalent yields using a 34.0% federal income tax rate.
(2)	Yield represents actual return for the twelve months ended December 31, 2013.
(3)	Collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date.

The majority of the Company’s securities portfolio is comprised of obligations of state and political subdivisions, residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations. The Company held 105 securities that were in an unrealized loss position at December 31, 2013, with 23 of those securities in an unrealized loss position for more than 12 months. Substantially all of the unrealized losses relate to debt securities.

In determining whether unrealized losses are other-than-temporary, management considers the following factors:

•	The causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
•	The severity and duration of the decline;
•	Whether or not the Company expects to receive all contractual cash flows;
•	The Company’s ability and intent to hold the security to allow for recovery in fair value, as well as the likelihood of such a recovery in the near term;
•	The Company’s intent to sell the security, or if it is more likely than not that the Company will be required to sell the security, before recovery of its amortized cost basis, less any current-period credit loss.

Management performed a review of the fair values of all securities as of December 31, 2013 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that the decreases in estimated fair value were temporary and OTTI did not exist at December 31, 2013. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at December 31, 2013 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and collateralized mortgage obligations relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised primarily of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuers. In addition, the Company utilized a third party to perform an independent credit risk assessment of its state and political subdivision bonds that were either non-rated or had a rating below A. There was one obligation of a state and political subdivision that had a rating below A. According to the independent credit risk assessment, this bond, as well as the entire municipal portfolio, was considered investment grade.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations (“PreTSLs”):

At December 31, 2011, the Company held PreTSLs that were comprised of four securities collateralized by debt issued by bank holding companies and insurance companies. The Company divested its holdings of PreTSLs during 2012 and held no such securities at December 31, 2013 and 2012.

The table below provides a cumulative roll forward of credit losses recognized:

Rollforward of Cumulative Credit Loss

(in thousands)	2013	2012	2011
Beginning Balance January 1	$-	$8,619	$22,598
Credit losses on debt securities for which OTTI was not previously recognized	-	-	-
Additional credit losses on debt securities for which OTTI was previously recognized	-	96	798
Less: Sale of PLCMOs for which OTTI was previously recognized	-	-	-
Less: Sale of PreTSLs for which OTTI was previously recognized	-	(8,715)	(14,777)
Ending Balance, December 31	$-	$-	$8,619

Investments in FHLB and FRB stock, which have limited marketability, are carried at cost and totaled $3.5 million and $7.3 million at December 31, 2013 and 2012, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh and the FRB during 2012.

Loans

As previously mentioned, one of the key strategic initiatives in 2013 included growing the loan portfolio and enhancing interest income. As part of this initiative, the Company hired a Chief Lending Officer with over 30 years of in-depth credit administration, commercial lending and management experience with the primary objectives of leading the Bank’s commercial lending and business development teams, as well as developing and managing business relationships with commercial customers.

During 2013, the Company experienced increased demand for its lending products, as new loan originations exceeded maturities and payoffs. As a result, net loans increased $50.5 million, or 8.7%, to $629.9 million and represented 62.7% of total assets at December 31, 2013, from $579.4 million, or 59.8% of total assets, at December 31, 2012. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.

From a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $9.1 million, or 2.4%, to $387.0 million at December 31, 2013 from $377.9 million at December 31, 2012. Despite the increase, real estate secured loans as a percentage of total gross loans decreased to 60.2% at December 31, 2013 from 63.2% as of December 31, 2012.

Commercial and industrial loans increased $17.3 million, or 15.8%, during the year to $127.0 million at December 31, 2013 from $109.7 million at December 31, 2012. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. In the fourth quarter of 2013, the Company acquired the floor plan financing for a large automobile dealership in its market area, which directly contributed to the increase in commercial and industrial loans. Loans secured by commercial real estate decreased $3.1 million, or 1.4%, to $218.5 million at December 31, 2013 from $221.6 million at December 31, 2012. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. The decrease in commercial real estate loans resulted primarily from the payoff, at the end of 2013, of one $10.7 million loan that was secured by a shopping center.  Construction, land acquisition and development loans decreased $8.1 million, or 25.0%, during the year to $24.4 million at December 31, 2013 from $32.5 million at December 31, 2012. The Company continues to monitor its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $114.9 million at December 31, 2013, an increase of $24.7 million, or 27.4%, from $90.2 million at December 31, 2012. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, during the third quarter of 2012, the Company began holding 15- and 20-year mortgages in the loan portfolio rather than selling these loans in order to provide additional interest income based on their underlying yields in comparison to those available in the market place for similar instruments. Management extended this strategy to 30-year mortgages in the third quarter of 2013.

Consumer loans increased $8.8 million, or 8.1%, during the year to $118.6 million at December 31, 2013 from $109.8 million at December 31, 2012. The increase in consumer loans was concentrated in the Company’s indirect lending division, as management offered promotions and incentives to automobile dealer customers during 2013. In addition, indirect lending volume was favorably impacted by the new floor plan relationship with an automobile dealership.

Loans to state and municipal governments increased $5.9 million, or 17.4%, to $39.9 million at December 31, 2013 from $34.0 million at December 31, 2012. The increase was attributable to new originations.

The detail of the the loan portfolio at December 31, for each of the last five years are as follows:

Loan Portfolio Detail

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Residential real estate	$114,925	$90,228	$80,056	$87,925	$98,517
Commercial real estate	218,524	221,591	256,508	256,327	321,326
Construction, land acquisition and development	24,382	32,502	33,450	77,395	98,383
Commercial and industrial	127,021	109,693	174,233	197,697	219,889
Consumer	118,645	109,783	111,778	110,853	164,670
State and political subdivisions	39,875	33,978	23,496	27,739	36,780
Total loans, gross	643,372	597,775	679,521	757,936	939,565
Unearned discount	(143)	(103)	(159)	(225)	(298)
Net deferred loan fees and costs	668	260	516	677	707
Allowance for loan and lease losses	(14,017)	(18,536)	(20,834)	(22,575)	(22,458)
Loans, net	$629,880	$579,396	$659,044	$735,813	$917,516

The following schedule shows the maturity distribution and re-pricing information of the loan portfolio by major classification as of December 31, 2013.

Loan Repricing Distribution

	December 31, 2013
(in thousands)	Within One Year	One to Five Years	Over Five Years	Total
Residential real estate	$15,764	$10,001	$89,160	$114,925
Commercial real estate	21,357	31,510	165,657	218,524
Construction, land acquisition and development	4,932	11,140	8,310	24,382
Commercial and industrial	70,609	30,497	25,915	127,021
Consumer	32,978	57,157	28,510	118,645
State and political subdivisions	1,356	10,505	28,014	39,875
Total	$146,996	$150,810	$345,566	$643,372

Loans with predetermined interest rates	$10,290	$91,506	$138,331	$240,127
Loans with floating rates	136,706	59,304	207,235	403,245
Total	$146,996	$150,810	$345,566	$643,372

At December 31, 2013, 2012 and 2011, the Bank’s loan portfolio was concentrated in loans in the following industries.

Loan Concentrations	December 31,
	2013		2012		2011
(dollars in thousands)	Amount	% of gross loans	Amount	% of gross loans	Amount	% of gross loans
Automobile dealers	$18,467	2.87%	$10,607	1.77%	$10,842	1.60%
Land subdivision	15,974	2.48%	17,658	2.95%	19,626	2.89%
Physicians	13,932	2.17%	9,269	1.55%	10,400	1.53%
Colleges and Universities	12,671	1.97%	4,879	0.82%	3,087	0.45%
Solid waste landfills	12,254	1.90%	13,233	2.21%	42,270	6.22%
Hotels	9,847	1.53%	13,596	2.27%	13,771	2.03%
Office complexes/units	9,636	1.50%	9,801	1.64%	16,091	2.37%
Shopping centers/complexes	8,083	1.26%	21,068	3.52%	18,722	2.76%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

The Company has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. The Company manages credit risk through the efforts of loan officers, the loan review function, and the Loan Quality and the ALLL management committees, as well as oversight from the Board of Directors. The Company continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond the Company’s control.

Under the Company’s risk rating system, loans rated pass/watch, special mention, substandard, doubtful, or loss are reviewed regularly as part of the Company’s risk management practices. The Company’s Loan Quality Committee, which consists of key members of senior management and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the Company’s analysis, loans that are modified under a troubled debt restructuring (“TDRs”), loans rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. The Company utilizes the fair value of collateral method for collateral dependent loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation may be used including, current letters of intent, broker price opinions or executed agreements of sale. For non-collateral dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as TDRs and are considered to be impaired. Such concessions generally involve an extension of a loan’s stated maturity date, a reduction of the stated interest rate, payment modifications, capitalization of property taxes with respect to residential mortgage loans or a combination of these modifications. Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months, and management believes that collection of the remaining interest and principal is probable.

Non-performing loans are monitored on an ongoing basis as part of the Company’s loan review process. Additionally, work-out efforts continue and are actively monitored for non-performing loans and OREO through the Loan Quality Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair market value, less cost to sell, of the pledged collateral.

Loans are placed on non-accrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This generally occurs when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, all unpaid interest income is reversed and charged back against current earnings. Any subsequent cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts, with any excess treated as a recovery of lost interest. A non-accrual loan is returned to accrual status when the loan is current as to principal and interest payments, is performing according to contractual terms for six consecutive months and future payments are reasonably assured.

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in the Company’s market area have appeared to stabilize. However, a weakening of economic and employment conditions could result in real estate devaluations, which could negatively impact asset quality and, accordingly, cause an increase in the provision for loan and lease losses.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell. For the Company’s calculations for real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, either the entire loan is written off or the difference between the fair value and the principal balance is charged off. For impaired loans for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following schedule reflects non-performing loans (including non-performing TDRs), OREO and accruing TDRs as of December 31 for each of the last five years:

Non-performing Loans, OREO and Accruing TDRs

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans	$6,356	$9,652	$19,913	$28,267	$25,865
Loans past due 90 days or more and still accruing	19	57	5	99	117
Total non-performing loans	6,375	9,709	19,918	28,366	25,982
Other real estate owned	4,246	3,983	6,958	9,633	11,184
Total non-performing loans and OREO	$10,621	$13,692	$26,876	$37,999	$37,166

Accruing TDRs	$3,995	$7,517	$5,680	$2,513	$10,743
Non-performing loans as a percentage of gross loans	0.99%	1.62%	2.93%	3.74%	2.77%

Management continued to effectively manage problem credits through heightened work-out efforts on nonperforming loans and disposing of its holdings of foreclosed properties. As a result, the Company’s asset quality continued to improve in 2013. Total non-performing loans and OREO decreased $3.1 million, or 22.4%, to $10.6 million at December 31, 2013 from $13.7 million at December 31, 2012. At December 31, 2013, the Company’s ratio of non-performing loans to total gross loans was 0.99% compared to 1.62% reported at December 31, 2012. The Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 31.6% at December 31, 2013, as compared to 37.1% at December 31, 2012, as management continued to reduce the balance of non-accrual loans. Though non-performing loans as a percentage of shareholders’ equity decreased, the percentage remains elevated and further deterioration in economic conditions could lead to additional increases in impaired loans.

The following table presents the changes in non-performing loans for the years ended December 31, 2013 and 2012:

Changes in Non-performing Loans

	Year ended December 31,
(in thousands)	2013	2012
Balance at beginning of period	$9,709	$19,918
Loans newly placed on non-accrual	2,465	11,061
Change in loans past due 90 days or more and still accruing	(38)	53
Loans transferred to OREO	(255)	(1,586)
Loans returned to performing status	(314)	(405)
Loans charged-off	(1,823)	(8,273)
Loan payments received	(2,624)	(4,223)
Loans sold	(745)	(6,836)
Balance at end of period	$6,375	$9,709

One large commercial loan in the amount of $3.9 million comprised 61.9% of the $6.4 million in non-performing loans at December 31, 2013. A substantial portion of this loan, which is secured by commercial real estate, is guaranteed by a U.S. governmental agency.

In addition to the non-performing loans identified in the table above, the Bank had potential problem loans consisting of substandard and accruing loans in the amount of $22.5 million at December 31, 2013. The volume of potential problem loans decreased $10.9 million, or 32.6%, from $33.4 million at December 31, 2012.

In the fourth quarter of 2013, the Company sold one commercial real estate loan and five one- to four-family residential mortgage loans to a third party. The commercial real estate loan, which was an accruing TDR at the time of sale, had an outstanding recorded investment of $2.8 million. The five residential mortgage loans with an aggregate recorded investment of $745 thousand, were non-performing TDRs. The Company recognized a loss of $223 thousand upon the sale of these six loans, which is included in non-interest income in 2013. In the fourth quarter of 2012, the Company sold three non-performing loans totaling $6.8 million to a third party. No gain or loss was recognized upon the sale in 2012.

The Company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the Company’s general market area. For the past nine years, the Company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota. The majority of these loans were for out of market commercial real estate projects. Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the other four (4) projects were located in Florida. The Company’s original aggregate commitment for these various loans totaled approximately $34.0 million. Two of these loans, one local Pennsylvania project and the New York project, were paid in full prior to 2011. During 2011, the two Florida credits rated “substandard” were paid off and one of the Florida properties held in OREO was sold. The outstanding balance of the two remaining loans, one Florida property held in OREO and the Pennsylvania credit rated “special mention,” had an aggregate balance of $4.3 million at December 31, 2013. The Florida credit has been written down to the current fair value of the property and the Pennsylvania credit is currently performing.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2013, 2012 and 2011:

Accruing Loan Delinquencies and Non-accrual Loans

	December 31,
	2013	2012	2011
Accruing:
30-59 days	0.46%	0.44%	0.83%
60-89 days	0.09%	0.06%	0.27%
90+ days	0.00%	0.01%	0.00%
Non-accrual	0.99%	1.62%	2.93%
Total Delinquencies	1.54%	2.13%	4.03%

Total delinquencies, as a percent of gross loans , continued to improve in 2013, primarily due to rigorous collection and work-out efforts directed at non-performing loans and the sale of several non-performing loans. Delinquencies for accruing loans increased $0.5 million from $3.1 million at December 31, 2012 to $3.6 million at December 31, 2013, primarily due to an increase in residential and commercial real estate loans that were 30 – 89 days past due. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

The Company continues to recognize some weakness in local real estate markets and the local economy in general. The unemployment rate for the Scranton-Wilkes-Barre metropolitan area, the Company’s predominant market area, improved to a seasonally adjusted rate of 8.7% for December 2013 from 9.5% for December 2012. However, unemployment in the Company’s market is the highest compared to Pennsylvania’s 14 metropolitan areas and lags far behind that of the entire Commonwealth at 6.8%. The Company tries to mitigate these factors by emphasizing strict underwriting standards.

At December 31, 2013, there were 21 properties in OREO with an aggregate balance of $4.2 million, compared to 24 properties with an aggregate balance of $4.0 million at December 31, 2012. During the year ended December 31, 2013, five properties with an aggregate carrying value of $255 thousand were foreclosed upon. In addition, three vacant lots, previously held in bank premises and equipment for future expansion, were transferred to OREO for disposition. These three lots were written down to their appraised value less cost to sell of $1.7 million. The Company recognized a valuation adjustment of $69 thousand at the time of transfer, which is included in non-interest expense. In the fourth quarter, the Company entered into a sales agreement for one of the vacant lots, which is scheduled to close by the end of the first quarter of 2014. Upon signing the agreement, the Company recorded an additional valuation adjustment of $78 thousand, which is included in non-interest expense. Valuation adjustments to the carrying value of OREO amounted to $223 thousand, including the $147 thousand related to the vacant lots transferred to OREO from bank premises and equipment, in 2013.

During the year ended December 31, 2013, thirteen properties with an aggregate cost basis of $1.6 million were sold. The Company realized net gains of $135 thousand on the sale of these properties, which is included in non-interest income. At December 31, 2013, there was one property totaling $206 thousand, or 4.8% of OREO, that was located outside the Company’s general market area.

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

The following schedule presents the activity in OREO:

Changes in OREO

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Balance, beginning of year	$3,983	$6,958	$9,633
Loans transferred to OREO	255	1,586	3,995
Bank premises transferred to OREO	1,819	-	-
Valuation adjustments	(223)	(1,206)	(2,318)
Carrying value of OREO sold	(1,588)	(3,355)	(4,352)
Balance, end of year	$4,246	$3,983	$6,958

The following schedule presents a distribution of OREO for the periods presented:

Distribution of OREO

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Land / lots	$3,549	$2,711	$4,293	$8,207	$5,589
Commercial real estate	647	1,245	1,845	1,236	5,150
Residential real estate	50	27	820	190	445
Total other real estate owned	$4,246	$3,983	$6,958	$9,633	$11,184

The expenses related to maintaining OREO, including the subsequent write-downs of the properties related to declines in value since foreclosure amounted to $719 thousand, $2.0 million and $3.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and is maintained at a level that is based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio.

As part of its evaluation, management considers qualitative and environmental factors, including, but not limited to:

•	Changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the Company’s loan portfolio;
•	Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	Changes in the experience, ability and depth of the Company’s management and staff;
•	Changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors;
•	Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, TDRs and other loan modifications;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and
•	Analysis of its customers’ credit quality, including knowledge of their operating environment and financial condition.

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

The Company’s ALLL consists of both specific and general components. At December 31, 2013, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $310 thousand, or 2.2%, of the total ALLL. A general allocation of $13.7 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 97.8% of the total ALLL of $14.0 million. The ratio of the ALLL to total loans at December 31, 2013 and December 31, 2012 was 2.18% and 3.10%, respectively, based on total loans of $643.4 million and $597.8 million, respectively. The decrease in the ALLL as a percentage of total loans reflects asset quality improvements and lower levels of historical net charge-offs, coupled with increased loan demand.

The following table presents an allocation of the ALLL and percent of loans in each category as of December 31:

Allocation of the Allowance for Loan Losses

	December 31,
	2013		2012		2011		2010		2009
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential real estate	$2,287	17.86%	$1,764	15.09%	$1,823	11.78%	$2,176	11.60%	$696	10.49%
Commercial real estate	6,017	33.97%	8,062	37.07%	11,151	37.75%	9,640	33.82%	8,397	34.20%
Construction, land acquisition and development	924	3.79%	2,162	5.44%	2,590	4.92%	4,170	10.21%	6,285	10.47%
Commercial & industrial	2,321	19.74%	4,167	18.35%	3,292	25.64%	4,850	26.08%	4,507	23.40%
Consumer	1,789	18.44%	1,708	18.37%	1,526	16.45%	1,173	14.63%	1,980	17.53%
State & political	679	6.20%	673	5.68%	452	3.46%	566	3.66%	593	3.91%
Total	$14,017	100.00%	$18,536	100.00%	$20,834	100.00%	$22,575	100.00%	$22,458	100.00%

The following table presents a reconciliation of the ALLL and an illustration of charge-offs and recoveries by major loan category for each of the last five years:

Reconciliation of the ALLL

	Year Ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance, January 1,	$18,536	$20,834	$22,575	$22,458	$8,254
Charge-offs:
Residential real estate	664	683	1,273	221	307
Commercial real estate	65	3,298	2,395	5,049	24,980
Construction, land acquisition and development	179	258	1,857	12,893	-
Commercial & industrial	341	3,389	416	6,883	2,247
Consumer	655	673	739	736	483
State & political subdivision	-	-	-	-	-
Total charge-offs	1,904	8,301	6,680	25,782	28,017
Recoveries of charged-off loans:
Residential real estate	343	35	57	32	-
Commercial real estate	879	1,035	93	152	33
Construction, land acquisition and development	130	265	2,188	303	-
Commercial & industrial	1,853	265	1,852	151	22
Consumer	450	338	226	220	77
State & political subdivision	-	-	-	-	-
Total recoveries	3,655	1,938	4,416	858	132
Net (recoveries) charge-offs	(1,751)	6,363	2,264	24,924	27,885
Provision (credit) for loan and lease losses	(6,270)	4,065	523	25,041	42,089
Balance, December 31	$14,017	$18,536	$20,834	$22,575	$22,458

Ratios:
Net (recoveries) charge-offs as a percentage of average loans outstanding	(0.28)%	0.97%	0.31%	2.84%	2.87%

Allowance for loan and lease losses as a percentage of gross loans outstanding at end of period	2.18%	3.10%	3.07%	2.98%	2.40%

The ALLL equaled $14.0 million at December 31, 2013, a decrease of $4.5 million from $18.5 million at December 31, 2012. The Company posted net recoveries of $1.7 million in 2013. In addition, as a result of reductions in historical loss ratios and classified loans, and recoveries of previously charged-off loans, the Company recorded a credit for loan and lease losses of $6.3 million for the year ended December 31, 2013.

Funding Sources

The Company utilizes traditional deposit products, such as demand, savings, negotiable order of withdrawal (“NOW”), money market, and time as its primary funding sources to support the earning asset base and future growth. Other sources, such as short- and long-term FHLB advances, federal funds purchased, brokered time deposits, and certificates of deposit obtained through a listing service may be utilized as necessary to support the asset growth and employ asset/liability management strategies. The average balance of interest-bearing liabilities decreased by $56.4 million, or 6.9%, to $765.7 million during 2013 from $822.2 million during 2012. Interest-bearing liabilities continued to reprice downward during the year, as evidenced by an 18 basis point decrease in the cost of funds to 0.94% in 2013 from 1.12% in 2012.

Deposits

Total deposits grew $30.1 million, or 3.5%, to $884.7 million at December 31, 2013 from $854.6 million at the end of 2012. Non-interest-bearing demand deposits grew 19.8% and accounted for 86.7% of the deposit growth, while interest-bearing deposits increased $4.0 million, or 0.6%. Interest-bearing deposits averaged $705.5 million in 2013, a decrease of $44.1 million, or 5.9%, compared to $749.6 million in 2012. The decline was concentrated in time deposits. Specifically, average other time deposits with balances less than $100 thousand decreased $34.9 million, or 18.2%, to $156.6 million in 2013 from $191.5 million in 2012, while average time deposits over $100 thousand declined $9.6 million, or 5.7%, to $160.7 million in 2013 from $170.4 million in 2012. The rate paid on average interest-bearing deposits decreased 13 basis points to 0.59% in 2013 from 0.72% in 2012. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from time deposits, which are sensitive to interest rate changes. The Company elected to allow higher cost time deposits to mature and chose to be more conservative in setting rates on new deposits and renewals. The average rate paid on time deposits with balances less than $100 thousand decreased 18 basis points to 1.41%, while the rate paid on time deposits over $100 thousand decreased 6 basis points to 0.81% during 2013. The decrease in average interest-bearing deposits was partially offset by a $1.9 million increase in average non-interest-bearing demand deposits.

The average amount of, and the rate paid on, the major classifications of deposits is summarized for the periods indicated in the following table:

Deposit Distribution

	Year Ended December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Interest-bearing deposits:
Demand	$302,258	0.18%	$299,938	0.23%	$335,201	0.48%
Savings	85,872	0.10%	87,818	0.18%	89,494	0.32%
Time	317,367	1.11%	361,818	1.25%	433,227	1.58%
Total interest-bearing deposits	705,497	0.59%	749,574	0.72%	857,922	1.02%

Non-interest-bearing deposits	130,186		128,254		107,763

Total deposits	$835,683		$877,828		$965,685

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2013 and 2012:

Maturity Distribution of Time Deposits Greater Than $100,000

	December 31,
(in thousands)	2013	2012
3 months or less	$19,163	$25,656
Over 3 through 6 months	38,647	22,379
Over 6 though 12 months	42,180	37,065
Over 12 months	61,969	59,744
Total	$161,959	$144,844

Borrowings

The following table presents the maximum amount of the Company's short-term borrowings that were outstanding at any month end during the years ended December 31, 2013, 2012 and 2011:

Short-term Borrowings Outstanding

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Federal funds purchased	$-	$-	$-
FHLB advances	-		40,000
FRB discount window borrowings	-	-	-
Total	$-	$-	$40,000

Short-term borrowings generally include Federal funds purchased and represent overnight borrowing transactions providing for short-term funding requirements of the Company and mature within one business day of the transaction. The Company did not purchase any short-term Federal funds during the years ended December 31, 2013, 2012 and 2011. Short-term borrowings also include borrowings through the FRB discount window and are considered to be a contingency source of funding. Other than testing its availability for contingency funding planning purposes, the Company did not borrow from the Federal Reserve discount window during the years ended December 31, 2013, 2012 and 2011. At December 31, 2011, the Company did have an unused line of credit at the FHLB of approximately $36.0 million. The Company did not have any outstanding short term borrowings at December 31, 2013, 2012, or 2011.

Long-term debt is comprised of FHLB advances, subordinated debentures and junior subordinated debentures. FHLB advances are collateralized by the FHLB stock owned by the Company, certain mortgage-backed securities and a blanket lien on its residential and commercial real estate mortgage loans. Average long-term debt decreased by $12.4 million, or 17.0%, to $60.2 million in 2013 from $72.6 million in 2012 which was due to the maturity and repayments of several FHLB advances. The average rate paid for long term debt in 2013 was 5.00%, a decrease of 28 basis points from 5.28% in 2012. The decrease in rate on the long-term debt was due primarily to the maturity of higher-costing FHLB advances during 2013.

The Company had $25.0 million in unsecured, fixed-rate subordinated debentures at December 31, 2013 and 2012. The notes, which bear interest at a rate of 9.0% per annum, will be payable to noteholders annually beginning on September 1, 2015, At December 31, 2013 and 2012, the Company had accrued and unpaid interest associated with these notes of $7.6 million and $5.3 million, respectively.

The average balance of junior subordinated debentures was $10.3 million for 2013 and 2012. The interest rate on these debentures, resets quarterly at a spread of 1.67% above the current 3-month Libor rate. The average rate paid for junior subordinated debentures in 2013 was 1.97%, compared to 2.18% in 2012.

The maximum amount of total borrowings outstanding at any month end during the years ended December 31, 2013 and 2012 were $79.8 million and $82.3 million, respectively. For further discussion of the Company’s borrowings, see Note 11-“Borrowed Funds” in the Notes to the consolidated financial statements included in Item 8 hereof to this Annual Report on Form 10-K.

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

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, which include cash and due from banks and interest-bearing deposits in other banks, are the Company’s most liquid assets. At December 31, 2013, cash and cash equivalents totaled $103.6 million, a decrease of $11.7 million compared to $115.3 million at December 31, 2012. Investing activities used $68.8 million in cash and cash equivalents in 2013. These outflows were partially offset by net cash inflows from operating and financing activities of $18.4 million and $38.6 million, respectively.

Investing activities primarily include transactions related to the Company’s lending activities and securities portfolio. The net cash flows used in investing activities of $68.8 million were largely attributable to a net increase in loans to customers of $47.5 million. In addition, the proceeds from sales, maturities, calls and principal payments of investment securities totaling $68.4 million, were more than entirely offset by $99.4 million in purchases of investment securities. Also affecting investing activities were proceeds received from the sale of classified loans, OREO and bank premises and equipment of $3.3 million, $1.7 million and $1.8 million, respectively.

The net cash and cash equivalents provided by operating activities of $18.4 million resulted primarily from the receipt of federal income tax refunds in the amount of $11.6 million and proceeds received from the sale of loans held for sale, net of funds used to originate such loans, of $1.2 million. In addition, net income of $6.4 million adjusted for the effects of noncash transaction such as depreciation, the credit for loan and lease losses and net changes in other assets and liabilities also provided inflows of cash generated by operating activities.

The $38.6 million in cash flows provided by financing activities primarily reflected a $30.1 million net increase in deposits. Proceeds from FHLB advances of $32.3 million, partially offset by repayments of FHLB advances in the amount of $23.7 million also factored into the net cash provided by financing activities.

Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and deposits generated through the Certificate of Deposit Account Registry Service (“CDARs”) and represent the Company’s primary source of liquidity. Core deposits averaged $665.5 million in 2013, a decrease of $22.9 million, or 3.3%, compared to $688.4 million in 2012. The decrease in core deposits resulted primarily from a $25.2 million, or 14.6%, decrease in net other time.

In addition to generating deposits, the Company has other potential sources of liquidity including the ability to borrow on credit lines established at the FHLB and access to the FRB discount window. The Company had available borrowing capacity with the FHLB of $75.9 million at December 31, 2013. In addition, the Company has the ability to solicit deposits, primarily certificates of deposit, through QwikRate, a non-brokered marketplace for funding and investing. The Company had $87.0 million and $74.1 million in certificates originated through QwikRate at December 31, 2013 and 2012, respectively.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

(in thousands)	2013	2012
Commitments to extend credit	$155,701	$166,722
Standby letters of credit	25,321	35,277

Capital

A strong capital base is essential to the continued growth and profitability of the Company and is therefore a management priority. The Company’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 17, “Regulatory Matters” to the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding the Company’s risk-based capital at December 31, 2013, 2012, and 2011 and selected other capital ratios:

Capital Analysis

	December 31,
(in thousands)	2013	2012	2011
Company
Tier I capital:
Total tier I capital	$46,165	$39,587	$53,059
Tier II capital:
Subordinated notes	23,085	19,796	25,000
Allowable portion of allowance for loan losses	8,462	8,452	9,823
Total tier II capital	31,547	28,248	34,823
Total risk-based capital	77,712	67,835	87,882
Total risk-weighted assets	$670,894	$665,323	$774,452

Bank
Tier I capital:
Total tier I capital	$81,581	$69,963	$80,976
Tier II capital:
Allowable portion of allowance for loan losses	8,456	8,447	9,819
Total tier II capital	8,456	8,447	9,819
Total risk-based capital	90,037	78,410	90,795
Total risk-weighted assets	$670,416	$664,914	$774,097

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2013
Total capital
(to risk-weighted assets)
Company	$77,712	11.58%	$	>53,672	>8.00%		N/A	N/A
Bank	$90,037	13.43%	$	>53,633	>8.00%	$	>67,042	>10.00%

Tier I capital
(to risk-weighted assets)
Company	$46,165	6.88%	$	>26,836	>4.00%		N/A	N/A
Bank	$81,581	12.17%	$	>26,817	>4.00%	$	>40,225	>6.00%

Tier I capital
(to average assets)
Company	$46,165	4.71%	$	>39,230	>4.00%		N/A	N/A
Bank	$81,581	8.32%	$	>39,230	>4.00%	$	>49,038	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2012
Total capital
(to risk-weighted assets)
Company	$67,835	10.20%	$	>53,226	>8.00%		N/A	N/A
Bank	$78,410	11.79%	$	>53,193	>8.00%	$	>66,491	>10.00%

Tier I capital
(to risk-weighted assets)
Company	$39,587	5.95%	$	>26,613	>4.00%		N/A	N/A
Bank	$69,963	10.52%	$	>26,597	>4.00%	$	>39,895	>6.00%

Tier I capital
(to average assets)
Company	$39,587	4.07%	$	>38,879	>4.00%		N/A	N/A
Bank	$69,963	7.20%	$	>38,865	>4.00%	$	>48,581	>5.00%

In 2013, the Company’s total regulatory capital increased $9.9 million, primarily as a result of net income of $6.4 million. Also affecting total regulatory capital was an increase in the allowable portion of subordinated notes of $3.3 million. As of December 31, 2013, there were 33,528,431 common shares available for future sale or share dividends. The number of shareholders of record at December 31, 2013 was 2,187. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5 of this report. Refer to Note 17, “Regulatory Matters,” to the Notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our capital requirements and dividend limitations. As a result of the Order, the Bank is required to achieve a total risk-based capital ratio of 13% and Tier I capital to average assets ratio of 9% by November 30, 2010. As of December 31, 2013, the Bank had achieved the 13.0% minimum requirement for the total risk-based capital ratio but did not meet the 9.0% minimum requirement for the Tier 1 leverage ratio. Furthermore, pursuant to the Order and the Agreement, the Bank and the Company continue to be prohibited from declaring or paying any dividends without prior regulatory approval.

Additionally, the Company has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2013 and 2012.

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

The Company’s operation of the DRIP Plan was suspended in 2011. New capital generated from shares issued under the DRIP totaled $29 thousand during the year ended December 31, 2011. There was no new capital issued under the DRIP in 2013 and 2012.

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

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in our consolidated financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions may be used for general corporate purposes or for customer needs. Corporate purpose transactions would be used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

For the year ended December 31, 2013, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of the Company’s off-balance sheet arrangements, refer to Note 15, “Commitments, Contingencies, and Concentrations” to the notes to the consolidated financial statements included in Item 8 hereof to this Annual Report on Form 10-K.

Contractual Obligations

The following table details the Company’s contractual obligations and commercial commitments as of December 31, 2013. Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

Contraction Obligations and Commercial Commitments

	Payments Due by Period
(in thousands)	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$27,123	$10,000	$5,000	$10,000	$2,123
Subordinated debentures	25,000	-	10,000	10,000	5,000
Junior subordinated debt	10,310	-	-	-	10,310
Operating lease obligations	2,140	658	618	415	449
Total contractual cash obligations	$64,573	$10,658	$15,618	$20,415	$17,882

	Amount of Commitment Expirations by Period
(in thousands)	Total Amounts Commited	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Commitments to extend credit	$155,701	$135,399	$5,025	$2,871	$12,406
Standby letters of credit	25,321	18,640	6,531	-	150
Total	$181,022	$154,039	$11,556	$2,871	$12,556

The Company's Finance unit proactively monitors the level of unused commitments against the Company’s available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the FHLB and the Federal Reserve. The Finance unit reports the results of its liquidity monitoring regularly to the Company’s Asset/Liability Committee, the Rate and Liquidity Committee, the Senior Management Committee and the Board of Directors.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Market risk is the risk to earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. The Company’s exposure to market risk is primarily interest rate risk associated with our lending, investing and deposit gathering activities, all of which are other than trading. Changes in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. In addition, variations in interest rates affect the underlying economic value of our assets, liabilities and off-balance sheet items.

Asset and Liability Management

The Company manages these objectives through its Asset and Liability Management Committee (“ALCO”) and its Rate and Liquidity and Investment Committees, which consist of the members of senior management and certain members of the finance department. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  The major objectives of ALCO are to:

•	Manage exposure to changes in the interest rate environment by limiting the changes in net interest margin to an acceptable level within a reasonable range of interest rates;
•	Ensure adequate liquidity and funding;
•	Maintain a strong capital base; and
•	Maximize net interest income opportunities.

ALCO monitors the Company’s exposure to changes in net interest income over both a one-year planning horizon and a longer-term strategic horizon. ALCO uses net interest income simulations and economic value of equity (“EVE”) simulations as the primary tools in measuring and managing the Company’s position and considers balance sheet forecasts, the Company’s liquidity position, the economic environment, anticipated direction of interest rates and the Company’s earnings sensitivity to changes in these rates in its modeling. In addition, ALCO has established policy tolerance limits for acceptable negative changes in net interest income. Furthermore, as part of its ongoing monitoring, ALCO has been enhanced to require periodic back testing of modeling results, which involves after-the-fact comparisons of projections with the Company’s actual performance to measure the validity of assumptions used in the modeling techniques.

Earnings at risk and economic value at risk simulations

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income under various interest rate scenarios. Specifically, given the current market rates, ALCO looks at “earnings at risk” to determine anticipated changes in net interest income from a base case scenario with scenarios of + 200/-100 basis points changes to interest rates. The simulation takes into consideration that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).

Economic Value at Risk

While earnings-at-risk simulation measures the short-term risk in the balance sheet, economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities. ALCO examines this ratio regularly, and given the current rate environment, has utilized rate shocks of +200/- 100 basis points for simulation purposes. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

While ALCO regularly performs a wide variety simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

•	Asset and liability levels using December 31, 2013 as a starting point;
•	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
•	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant

The following table illustrates the simulated impact of a 200 basis point upward and a 100 basis point downward movement in interest rates on net interest income and the change in economic value.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2013 levels.

	RATES + 200	RATES – 100	POLICY LIMITS
Earnings at risk:
Percent change in net interest income	3.9%	(1.4)%	-20.0%/-10.0%

Economic value at risk:
Percent change in economic value of equity	2.7%	(6.9)%	-20.0%/-10.0%

Under the model, the Company’s net interest income is expected to increase 3.9%, while the Company’s economic value of equity is expected to increase 2.7%, under a 200 basis point upward movement in interest rates. The anticipated increase in net interest income reflects the composition of the Company’s loan portfolio, which is comprised of a significant balance of variable-rate loans, which will reprice immediately or in the near term. In comparison, results for a similar model at December 31, 2012 simulated a 5.3% increase in net interest income under a 200 basis point upward movement in interest rates.

This analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumption, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As explained in Note 17, the Company’s subsidiary bank (the “Bank”) is under a Consent Order from the Office of the Comptroller of the Currency whereby the Bank is required to achieve and maintain certain minimum regulatory capital ratios.

/s/ McGladrey LLP

New Haven, Connecticut

March 24, 2014

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in thousands, except share data)	2013	2012
Assets
Cash and cash equivalents:
Cash and due from banks	$19,295	$21,710
Interest-bearing deposits in other banks	84,261	93,561
Total cash and cash equivalents	103,556	115,271
Securities available for sale at fair value	203,867	185,361
Securities held to maturity at amortized cost (fair value $2,424 and $2,483)	2,308	2,198
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,146	5,957
Loans held for sale	820	1,615
Loans, net of allowance for loan and lease losses of $14,017 and $18,536	629,880	579,396
Bank premises and equipment, net	15,363	18,937
Accrued interest receivable	2,191	2,199
Refundable federal income taxes	45	11,637
Intangible assets	467	632
Bank-owned life insurance	28,167	27,461
Other real estate owned	4,246	3,983
Other assets	10,752	13,627
Total Assets	$1,003,808	$968,274

Liabilities
Deposits
Demand (non-interest-bearing)	$157,550	$131,476
Interest-bearing	727,148	723,137
Total deposits	884,698	854,613
Borrowed funds
Federal Home Loan Bank of Pittsburgh advances	27,123	18,593
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	62,433	53,903
Accrued interest payable	8,732	6,427
Other liabilities	14,367	16,406
Total liabilities	970,230	931,349

Shareholders' Equity
Preferred Shares ($1.25 par)

Authorized: 20,000,000 shares at December 31, 2013 and 2012 Issued and outstanding: 0 shares at December 31, 2013 and 2012	-	-
Common Shares ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2013 and 2012 Issued and outstanding: 16,471,569 at December 31, 2013 and 16,457,169 shares at December 31, 2012	20,589	20,571
Additional paid-in capital	61,627	61,584
Accumulated deficit	(45,546)	(51,928)
Accumulated other comprehensive (loss) income	(3,092)	6,698
Total shareholders' equity	33,578	36,925
Total Liabilities and Shareholders’ Equity	$1,003,808	$968,274

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except share data)	2013	2012	2011
Interest income
Interest and fees on loans	$27,097	$29,588	$34,467
Interest and dividends on securities
U.S. government agencies	1,859	1,352	2,852
State and political subdivisions, tax-free	3,277	3,931	5,093
State and political subdivisions, taxable	463	482	112
Other securities	154	1,484	234
Total interest and dividends on securities	5,753	7,249	8,291
Interest on interest-bearing deposits and federal funds sold	103	190	178
Total interest income	32,953	37,027	42,936
Interest expense
Interest on deposits	4,164	5,384	8,759
Interest on borrowed funds
Interest on Federal Home Loan Bank of Pittsburgh advances	527	1,322	2,621
Interest on subordinated debentures	2,281	2,288	2,281
Interest on junior subordinated debentures	204	224	206
Total interest on borrowed funds	3,012	3,834	5,108
Total interest expense	7,176	9,218	13,867
Net interest income before (credit) provision for loan and lease losses	25,777	27,809	29,069
(Credit) provision for loan and lease losses	(6,270)	4,065	523
Net interest income after (credit) provision for loan and lease losses	32,047	23,744	28,546
Non-interest income
Deposit service charges	2,945	2,985	3,105
Net gain (loss) on the sale of securities	2,887	(1,712)	5,114
Gross other-than-temporary-impairment (losses) gains	-	(96)	751
Portion of gain recognized in OCI before taxes	-	-	(1,549)
Other-than-temporary-impairment losses recognized in earnings	-	(96)	(798)
Net gain on the sale of loans held for sale	362	859	755
Net loss on the sale of classified loans	(223)	-	-
Net gain on the sale of other real estate owned	135	305	2,528
Gain on the sale of bank premises and equipment and other assets	579	-	20
Loan-related fees	423	514	673
Income from bank-owned life insurance	706	692	787
Other	1,469	736	765
Total non-interest income	9,283	4,283	12,949
Non-interest expense
Salaries and employee benefits	13,218	14,702	14,117
Occupancy expense	2,215	2,225	2,508
Equipment expense	1,468	1,723	1,654
Advertising expense	523	614	629
Data processing expense	2,066	2,141	2,036
Regulatory assessments	2,515	2,721	3,159
Bank shares tax	800	882	1,103
Expense of other real estate owned	719	2,027	3,720
(Credit) provision for off-balance sheet commitments	(246)	358	(423)
Legal expense	2,488	4,233	2,716
Professional fees	1,674	4,385	5,413
Insurance expenses	1,179	896	685
Loan collection expenses	482	765	780
Legal settlements	2,500	446	-
Other operating expenses	3,347	3,620	3,733
Total non-interest expense	34,948	41,738	41,830
Income (loss) before income taxes	6,382	(13,711)	(335)
Provision for income taxes	-	-	-
Net income (loss)	$6,382	$(13,711)	$(335)

Earnings (loss) per share
Basic	$0.39	$(0.83)	$(0.02)
Diluted	$0.39	$(0.83)	$(0.02)

Cash Dividends Declared Per Common Share	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,458,353	16,442,160	16,439,508
Diluted	16,458,353	16,442,160	16,439,508

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Net income (loss)	$6,382	$(13,711)	$(335)
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(11,946)	14,351	15,050
Taxes	4,061	(4,880)	(5,117)
Net of tax amount	(7,885)	9,471	9,933

Noncredit-related gains on OTTI securities not expected to be sold	-	-	1,655
Taxes	-	-	(563)
Net of tax amount	-	-	1,092

Reclassification adjustment for (gains) losses included in net income (loss)	(2,887)	1,808	(4,316)
Taxes	982	(614)	1,467
Net of tax amount	(1,905)	1,194	(2,849)

Total other comprehensive (loss) income	(9,790)	10,665	8,176

Comprehensive (loss) income	$(3,408)	$(3,046)	$7,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Deficit	(Loss) Income	Equity
Balances, December 31, 2010	16,433,020	$20,541	$61,539	$(37,882)	$(12,143)	$32,055
Net loss for the year	-			(335)		(335)
Other comprehensive income, net of tax of $4,213					8,176	8,176
Proceeds from issuance of common shares through dividend reinvestment plan	9,099	11	18			29
Balances, December 31, 2011	16,442,119	20,552	61,557	(38,217)	(3,967)	39,925
Net loss for the year	-			(13,711)		(13,711)
Other comprehensive income, net of tax of $5,494					10,665	10,665
Stock-based compensation	15,050	19	27			46
Balances, December 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the year	-			6,382		6,382
Other comprehensive loss, net of tax of $5,044					(9,790)	(9,790)
Stock-based compensation	14,400	18	43			61
Balances, December 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Operating activities:
Net income (loss)	$6,382	$(13,711)	$(335)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities amortization (accretion), net	487	(1,628)	(1,293)
Equity in trust	(6)	(7)	(4)
Depreciation and amortization	1,265	1,249	1,338
(Credit) provision for loan and lease losses	(6,270)	4,065	523
Valuation adjustment for off-balance sheet commitments	(246)	358	(423)
Stock-based compensation expense	61	46	-
(Gain) loss on the sale of securities	(2,887)	1,712	(5,114)
Other-than-temporary-impairment loss	-	96	798
Gain on the sale of loans held for sale	(362)	(859)	(755)
Loss on the sale of classified loans	223	-	-
Gain on the sale of bank premises and equipment and other assets	(579)	-	(20)
Loss on the disposition of bank premises and equipment and other assets	-	142	-
Net gain on the sale of other real estate owned	(135)	(305)	(2,528)
Valuation adjustment for other real estate owned	223	1,206	2,318
Income from bank-owned life insurance	(706)	(692)	(787)
Proceeds from the sale of loans held for sale	12,944	27,017	28,573
Funds used to originate loans held for sale	(11,787)	(27,679)	(26,638)
Decrease in interest receivable	8	353	567
Decrease (increase) in refundable federal income taxes	11,592	(25)	797
Decrease (increase) in prepaid expenses and other assets	4,209	(4,520)	4,170
Increase in interest payable	2,305	2,126	1,538
Increase in accrued expenses and other liabilities	1,713	12	569
Total adjustments	12,052	2,667	3,629
Net cash provided by (used in) operating activities	18,434	(11,044)	3,294

Cash flows from investing activities:
Maturities, calls and principal payments of investment securities available-for-sale	14,596	33,170	29,449
Proceeds from the sale of securities available for sale	53,787	46,099	122,640
Purchases of securities available for sale	(99,432)	(63,279)	(63,409)
Purchase of Federal Reserve Bank Stock	-	(90)	-
Payment of liability for securities purchased not settled	-	(5,120)	-
Redemption of the stock of the Federal Home Loan Bank of Pittsburgh	3,811	2,442	1,912
Net (increase) decrease in loans to customers	(47,490)	67,743	73,540
Proceeds from the sale of classified loans	3,275	6,836	-
Proceeds from the sale of other real estate owned	1,668	3,660	6,880
Purchases of bank premises and equipment	(810)	(1,601)	(893)
Proceeds from the sale of bank premises and equipment	1,831	-	32
Net cash (used in) provided by investing activities	(68,764)	89,860	170,151

Cash flows from financing activities:
Net increase (decrease) in deposits	30,085	(102,523)	(25,300)
Proceeds from Federal Home Loan Bank of Pittsburgh advances	32,250	-	60,000
Repayment of Federal Home Loan Bank of Pittsburgh advances	(23,720)	(29,668)	(113,626)
Repayment of other borrowed funds	-	-	(407)
Proceeds from issuance of common shares, net of share issuance costs	-	-	29
Net cash provided by (used in) financing activities	38,615	(132,191)	(79,304)
Net (decrease) increase in cash and cash equivalents	(11,715)	(53,375)	94,141
Cash & cash equivalents at beginning of year	115,271	168,646	74,505
Cash & cash equivalents at end of year	$103,556	$115,271	$168,646

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$4,871	$7,092	$12,329
Income taxes	(11,592)	-	(800)
Other transactions:
Securities purchased, not settled	-	-	5,120
Principal balance of loans transferred to other real estate owned	255	1,586	3,995
Transfer of loans held for sale to loans	-	-	(1,289)
Transfer from loans held for sale to other assets	-	-	698
Transfer of bank premises and equipment to other real estate owned	1,819	-	-
Deferred gain on sale of other real estate owned	55	-	-

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

Quarterly, the Company evaluates its investment securities classified as held-to-maturity or available-for-sale for other-than-temporary impairment (“OTTI”). Unrealized losses on securities are considered to be other-than-temporarily impaired when the Company believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the issuer’s potential for default, and/or other factors. Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk). In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security, and is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of operations less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Loans are placed on non-accrual status when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless the loan is fully secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. The Company determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, the balance of any previously accrued but unpaid interest is reversed and charged against interest income. Any cash payments subsequently received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess amount is treated as a recovery of lost interest. A non-accrual loan is returned to accrual status when the loan is current as to principal and interest payments, is performing according to contractual terms for six consecutive months and future payments are reasonably assured.

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

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a loan for which the Company, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Such concessions granted generally involve a reduction of the stated interest rate, an extension of a loan’s maturity date, or payment modifications. A non-accrual TDR is returned to accrual status if principal and interest payments under the modified terms are brought current, is performing under the modified terms for six consecutive months and future payments are reasonably assured.

Loan Impairment

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the Company’s analysis, TDRs, loans rated substandard and on non-accrual status, and loans that are identified as doubtful or loss, are considered impaired. Impaired loans are analyzed individually for impairment. The Company generally utilizes the fair value of collateral method for collateral dependent loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used. For non-collateral dependent impaired loans and TDRs, the Company measures impairment based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate.

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

Construction, Land Acquisition and Development loans - These loans consist of loans secured by real estate, with the purpose of constructing one- to four-family homes, residential developments and various commercial properties including, shopping centers, office complexes and single-purpose, owner-occupied structures. Additionally, loans in this category include loans for land acquisition, secured by raw land. The Bank’s construction program offers either short-term, interest-only loans that require the borrower to pay interest only during the construction phase with a balloon payment of the principal outstanding at the end of the construction period or interest only during construction with a conversion to amortizing principal and interest when the construction is complete. Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%. Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value. Construction loans generally yield a higher interest rate than other mortgage loans but also carry more risk.

Commercial Real Estate Loans - These loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally carry larger loan balances. The commercial real estate mortgage loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations/ convenience markets, residential care facilities, nursing care facilities, restaurants and multifamily housing. The Bank’s commercial real estate portfolio consists of owner-occupied properties and non-owner-occupied properties and includes the personal guarantees of the principals when deemed necessary. The Bank offers various rates and terms for commercial mortgage loans secured by real estate. The interest rates associated with these types of loans are primarily priced as adjustable-rate loans with re-pricing dates extending three through seven years or floating-rate loans that adjust to a spread over the National Prime Rate (“NPR”) index. Loan pricing for most floating-rate commercial mortgage loans generally has a minimum interest rate. The terms for commercial real estate loans typically do not exceed 20 years. Commercial real estate mortgage loans are originated under a comprehensive lending policy. In particular, these types of loans are subject to specific loan-to-value guidelines prior to the time of closing. The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 80%. Commercial mortgage loans must also meet specific criteria that include the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed. Potential borrower(s) and guarantor(s) are required to provide the Bank with historical and current financial data. As part of the underwriting process for commercial real estate loans, the Bank performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project. The Bank also considers the borrower’s expertise, credit history, net worth and the value of the underlying property. The Bank generally requires that borrowers for loans secured by real estate maintain a debt service coverage ratio of at least 1.20 times.

Commercial and Industrial Loans - The Bank offers commercial loans to individuals and businesses located in its primary market area. The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate as secondary collateral . The Bank offers various rates and terms for commercial loans. These loans also normally require the personal guarantee of the principals where deemed necessary. Most lines of credit are primarily issued for one year time periods and are renewable annually thereafter at the discretion of the Bank. Most other commercial loans range in terms from one to seven years. The interest rates associated with these types of loans are primarily underwritten as fixed-rate loans based upon the term of the loan or floating-rate loans that adjust to a spread over the NPR index. Loan pricing for most floating-rate commercial loans generally have a minimum interest rate floor. The interest rate for most lines of credit is issued on a floating-rate basis. Finally, loans secured by deposit accounts are primarily underwritten at a spread over the interest rate of the deposit instrument used as collateral for the loan.

State and Political Subdivision Loans - The Bank originates general obligation notes and tax anticipation loans to state and political subdivisions, which are primarily municipalities in the Bank’s market area.

Residential Real Estate Loans - The Bank offers fixed- and variable-rate one- to four-family residential loans. Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property. The Bank will generally require the mortgagee to purchase Private Mortgage Insurance (“PMI”) if the amount of the loan exceeds the 80% loan to value ratio. The interest rates for the variable rate loans are adjusted to a percentage above the one year treasury rate. The Bank may sell loans and retain servicing when warranted by market conditions. The Bank also offers a rate lock to customers that allow the borrowers to lock in their interest rates at the time of application as well as at time of commitment. Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics.

Consumer Loans - Include both secured and unsecured installment loans, personal lines of credit and overdraft protection loans. The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. The Bank offers home equity loans and home equity lines of credit (“HELOCs”) with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property. Home equity loans have fixed rates of interest and carry terms up to 15 years. HELOCs have adjustable interest rates and are based upon the prime interest rate. Consumer loans are generally smaller in size and exhibit homogeneous characteristics.

Liability for Off-Balance-Sheet Credit-Related Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit, unused portions of lines of credit, including revolving HELOCs, and letters of credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. In order to provide for probable losses inherent in these instruments, the Company records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheet, with the offsetting expense recorded in other operating expenses in the consolidated statements of operations.

Mortgage Banking Activities

Mortgage loans originated by the Bank and intended for sale are carried at the lower of aggregate cost or fair value determined on an individual loan basis. Net unrealized losses are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan. Net gains on the sale of residential mortgage loans for the years ended December 31, 2013, 2012 and 2011 were $362 thousand, $859 thousand and $755 thousand, respectively. Loans held for sale are generally sold with loan servicing rights retained by the Company. At December 31, 2013 and 2012, loans held for sale amounted to $820 thousand and $1.6 million, respectively.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company ( put presumptively beyond the reach of the transferor and its creditors) even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operations or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of a property through foreclosure or deed in-lieu of foreclosure, any write-down to fair value less estimated selling costs is charged to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion is transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition or transfer, valuations of properties are periodically performed by management and the assets are carried at the lower of cost basis or fair value less estimated cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized, while holding period costs are charged to expense as incurred.

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

Buildings and improvements	10 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	2 to 39 years

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2013 and 2012.

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

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of the Company. The Company purchased the insurance as a future source of funding for the Company’s liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income, and are not subject to income taxes. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $94 thousand and $99 thousand at December 31, 2013 and 2012, respectively, and is reflected in “Other Liabilities” on the consolidated statements of financial condition.

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

ASU No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” improves the transparency of reporting these reclassifications. The new amendments require an organization to: present either on the face of the statement where income is presented or in the notes to the financial statements the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; or cross reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to income in their entirety in the same reporting period. The amendments apply to all public and private companies that report other comprehensive income. The Company adopted ASU 2013-02 on January 1, 2013. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company; however, see Note 20 to the consolidated financial statements for additional disclosures related to the adoption of ASU No. 2013-02.

Accounting Guidance to be Adopted in Future Periods

ASU 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the effect the adoption of ASU 2013-11 on January 1, 2015 may have on the operating results or financial position of the Company.

ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance on January 1, 2015 is not expected to have a material effect on the operating results or financial position of the Company.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no impact on the Company’s results of operations.

Note 3. RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2013 and 2012 was $1.4 million for both years, which was satisfied through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

In addition, the Bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2013 and 2012, the amount of these balances was $379 thousand and $378 thousand, respectively.

Note 4. SECURITIES

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent.  The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available-for-sale and held-to-maturity securities at and December 31, 2013 and 2012:

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of state and political subdivisions	$79,488	$1,422	$2,856	$78,054
Government-sponsored agency:
Collateralized mortgage obligations	35,906	46	1,153	34,799
Residential mortgage-backed securities	91,648	98	2,090	89,656
Corporate debt securities	500	-	93	407
Equity securities	1,010	-	59	951
Total available-for-sale securities	$208,552	$1,566	$6,251	$203,867

Held-to-maturity:
Obligations of state and political subdivisions	$2,308	$116	$-	$2,424

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$1,821	$70	$-	$1,891
Obligations of state and political subdivisions	95,312	8,922	733	103,501
Government-sponsored agency:
Collateralized mortgage obligations	8,805	311	13	9,103
Residential mortgage-backed securities	67,765	1,920	229	69,456
Corporate debt securities	500	-	90	410
Equity securities	1,010	-	10	1,000
Total available-for-sale securities	$175,213	$11,223	$1,075	$185,361

Held-to-maturity:
Obligations of state and political subdivisions	$2,198	$285	$-	$2,483

At December 31, 2013 and 2012, securities with a carrying amount of $204.2 million and $185.0 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the approximate fair value of the Company’s debt securities at December 31, 2013 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$595	$571	$-	$-
One year through five years	-	-	-	-
After five years through ten years	21,195	21,274	2,308	2,424
After ten years	58,198	56,616	-	-
Collateralized mortgage obligations	35,906	34,799	-	-
Residential mortgage-backed securities	91,648	89,656	-	-
Total	$207,542	$202,916	$2,308	$2,424

Gross proceeds from the sale of securities for the years ended December 31, 2013, 2012, and 2011 were $53.8 million, $46.1 million, and $122.6 million, respectively, with the gross realized gains being $3.3 million, $1.4 million, $5.1 million, respectively, and gross realized losses being $408 thousand, $3.1 million, and $2 thousand, respectively.

The following tables indicate the length of time that individual securities held-to-maturity and available-for-sale have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$33,835	$1,837	$4,756	$1,019	$38,591	$2,856
Government-sponsored agency:
Collateralized mortgage obligations	31,683	1,139	833	14	32,516	1,153
Residential mortgage-backed securities	79,046	1,961	7,506	129	86,552	2,090
Corporate debt securities	-	-	407	93	407	93
Equity securities	-	-	941	59	941	59
Total	$144,564	$4,937	$14,443	$1,314	$159,007	$6,251

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$8,649	$398	$4,139	$335	$12,788	$733
Government-sponsored agency:
Collateralized mortgage obligations	1,485	13	2	-	1,487	13
Residential mortgage-backed securities	12,899	229	-	-	12,899	229
Corporate debt securities	-	-	410	90	410	90
Equity securities	990	10	-	-	990	10
Total	$24,023	$650	$4,551	$425	$28,574	$1,075

The majority of the Company’s securities portfolio is comprised of obligations of states and political subdivisions, residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations. The Company held 105 securities that were in an unrealized loss position at December 31, 2013, with 23 of those securities in an unrealized loss position for more than 12 months. Substantially all of the unrealized losses relate to debt securities.

In determining whether unrealized losses are other-than-temporary, management considers the following factors:

•	The causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
•	The severity and duration of the decline;
•	Whether or not the Company expects to receive all contractual cash flows;
•	The Company’s ability and intent to hold the security to allow for recovery in fair value, as well as the likelihood of such a recovery in the near term;
•	The Company’s intent to sell the security, or if it is more likely than not that the Company will be required to sell the security, before recovery of its amortized cost basis, less any current-period credit loss.

Management performed a review of the fair values of all securities as of December 31, 2013 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that the decreases in estimated fair value were temporary and OTTI did not exist at December 31, 2013. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at December 31, 2013 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and collateralized mortgage obligations relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of states and political subdivisions are comprised primarily of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuers. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There was one obligation of a state and political subdivision that had a rating below A. According to the independent credit analysis, this bond was considered investment grade.

OTTI of Pooled Trust Preferred Collateralized Debt Obligations (“PreTSLs”):

At December 31, 2011, the Company held PreTSLs that were comprised of four securities collateralized by debt issued by bank holding companies and insurance companies. The Company divested its holdings of PreTSLs during 2012 and held no such securities at December 31, 2013 and 2012.

The table below provides a cumulative roll forward of OTTI credit losses recognized:

(in thousands)	2013	2012	2011
Beginning Balance, January 1	$-	$8,619	$22,598
Credit losses on debt securities for which OTTI was not previously recognized	-	-	-
Additional credit losses on debt securities for which OTTI was previously recognized	-	96	798
Less: Sale of Private Label CMOs for which OTTI was previously recognized	-	-	-
Less: Sale of PreTSLs for which OTTI was previously recognized	-	(8,715)	(14,777)
Ending Balance, December 31	$-	$-	$8,619

Investments in FHLB of Pittsburgh and FRB stock, which have limited marketability, are carried at cost and totaled $3.5 million and $7.3 million at December 31, 2013 and 2012, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh and the FRB of Philadelphia during 2013.

Note 5. LOANS

Loans receivable, net, consists of the following at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Residential real estate	$114,925	$90,228
Commercial real estate	218,524	221,591
Construction, land acquisition and development	24,382	32,502
Commercial and industrial	127,021	109,693
Consumer	118,645	109,783
State and political subdivisions	39,875	33,978
Total loans, gross	643,372	597,775
Unearned income	(143)	(103)
Net deferred loan fees and costs	668	260
Allowance for loan and lease losses	(14,017)	(18,536)
Loans, net	$629,880	$579,396

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors. These loans, letters of credit and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than normal risk of collectability. Refer to Note 14 to these consolidated financial statements for more information about related party transactions.

For information about credit concentrations within the Company’s loan portfolio, refer to Note 15 to these consolidated statements.

The Company originates one- to four-family mortgage loans for sale in the secondary market. During the years ended December 31, 2013, 2012 and 2011, the Company sold $12.6 million, $26.2 million and $28.1 million of one- to four-family mortgages, respectively. The Company retains servicing rights on these mortgages.

The Company had $820 thousand and $1.6 million in loans held-for-sale at December 31, 2013 and 2012, respectively. All loans held for sale are one- to four-family residential mortgage loans.

The Company sold one performing classified commercial real estate loan and five non-performing classified one- to four-family residential mortgage loans during the year ended December 31, 2013. The loans had an aggregate recorded investment of $3.5 million at the time of sale, after charge-offs recorded. There was a loss of $223 thousand recognized upon the sale of these loans which was included in non-interest income in 2013. The Company sold three non-performing commercial real estate loans during the year ended December 31, 2012. The three loans had an aggregate recorded investment of $6.8 million at the time of sale, after charge-offs recorded. No gain or loss was recognized upon the sale of these loans in 2012.

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

The Company provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on the methodology detailed below. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

(1)	Specific allowances are established for impaired loans, which are defined by the Company as all loan relationships with an aggregate outstanding balance greater than $100 thousand that are rated substandard and on non-accrual status, rated doubtful or loss, and all TDRs. The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The Company divides its portfolio into loan segments, with loans exhibiting similar characteristics. Loans rated special mention or substandard and accruing which are embedded in these loan segments are then separated from these loan segments. These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these types of loans. The Company applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s own historical loss experience based on the loss rate for each segment of loans with similar risk characteristics in its portfolio. In addition management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio that may differ from historical experience, which are discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s operating results or financial condition.

Management makes adjustments for loan losses based on its evaluation of several qualitative and environmental factors, including but not limited to:

•	Changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the Company’s loan portfolio;
•	Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	Changes in the experience, ability and depth of the Company’s lending management and staff;
•	Changes in the quality of the Company's loan review system and the degree of oversight by the Company’s Board of Directors;
•	Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, TDRs and other loan modifications;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company's current loan portfolio; and
•	Analysis of our customers’ credit quality, including knowledge of their operating environment and financial condition.

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

In the fourth quarter of 2012, the Company changed its loan segment structure to combine the indirect auto loans and installment/HELOC loans, which were previously considered separate classes of consumer loans. Management determined that both loan classes exhibited similar risk characteristics and therefore did not need to be separately evaluated in the ALLL calculation. In addition, the Company no longer segregates solid waste landfill loans from other commercial and industrial loans. During 2012, a significant amount of the solid waste landfill loans were paid off. The remaining balance of these loans was not material to warrant evaluation as a separate class at December 31, 2013 and 2012.

The following tables present activity in the ALLL, by loan category, the amount of gross loans receivable that are evaluated individually and collectively for impairment, and the related portion of the ALLL that is allocated to each loan portfolio segment for the years ended December 31, 2013, 2012 and 2011:

Allowance for Loan and Lease Losses by Loan Category
December 31, 2013
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536
Charge-offs	(664)	(65)	(179)	(341)	(655)	-	(1,904)
Recoveries	343	879	130	1,853	450	-	3,655
Provisions (credits)	844	(2,859)	(1,189)	(3,358)	286	6	(6,270)
Ending balance, December 31, 2013	$2,287	$6,017	$924	$2,321	$1,789	$679	$14,017

Ending balance, December 31, 2013:
Individually evaluated for impairment	$12	$296	$1	$-	$1	$-	$310

Ending balance, December 31, 2013:
Collectively evaluated for impairment	$2,275	$5,721	$923	$2,321	$1,788	$679	$13,707

Loans receivable:

Ending balance, December 31, 2013	$114,925	$218,524	$24,382	$127,021	$118,645	$39,875	$643,372

Ending balance, December 31, 2013:
Individually evaluated for impairment	$1,985	$6,626	$306	$-	$316	$-	$9,233

Ending balance, December 31, 2013:
Collectively evaluated for impairment	$112,940	$211,898	$24,076	$127,021	$118,329	$39,875	$634,139

Allowance for Loan and Lease Losses by Loan Category
December 31, 2012
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning balance, January 1, 2012	$1,823	$11,151	$2,590	$3,292	$1,526	$452	$20,834
Charge-offs	(683)	(3,298)	(258)	(3,389)	(673)	-	(8,301)
Recoveries	35	1,035	265	265	338	-	1,938
Provisions (credits)	589	(826)	(435)	3,999	517	221	4,065
Ending balance, December 31, 2012	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536

Ending balance, December 31, 2012:
Individually evaluated for impairment	$40	$268	$2	$-	$-	$-	$310

Ending balance, December 31, 2012:
Collectively evaluated for impairment	$1,724	$7,794	$2,160	$4,167	$1,708	$673	$18,226

Loans receivable:

Ending balance, December 31, 2012	$90,228	$221,591	$32,502	$109,693	$109,783	$33,978	$597,775

Ending balance, December 31, 2012:
Individually evaluated for impairment	$2,773	$11,459	$993	$-	$-	$-	$15,225

Ending balance, December 31, 2012:
Collectively evaluated for impairment	$87,455	$210,132	$31,509	$109,693	$109,783	$33,978	$582,550

Allowance for Loan and Lease Losses by Loan Category
December 31, 2011
	Real Estate			Commercial and Industrial		Consumer
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Solid Waste Landfills	Commercial and Industrial	Indirect Auto	Installment/ HELOC	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning balance, January 1, 2011	$2,176	$9,640	$4,170	$11	$4,839	$597	$576	$566	$22,575
Charge-offs	(1,273)	(2,395)	(1,857)	-	(416)	(530)	(209)	-	(6,680)
Recoveries	57	93	2,188	-	1,852	219	7	-	4,416
Provisions (credits)	863	3,813	(1,911)	5	(2,999)	516	350	(114)	523
Ending balance, December 31, 2011	$1,823	$11,151	$2,590	$16	$3,276	$802	$724	$452	$20,834

Ending balance, December 31, 2011:
Individually evaluated for impairment	$65	$545	$91	$-	$-	$-	$-	$-	$701

Ending balance, December 31, 2011:
Collectively evaluated for impairment	$1,758	$10,606	$2,499	$16	$3,276	$802	$724	$452	$20,133

Loans receivable:
								-
Ending balance, December 31, 2011	$80,056	$256,508	$33,450	$42,270	$131,963	$63,722	$48,056	$23,496	$679,521

Ending balance, December 31, 2011:
Individually evaluated for impairment	$3,615	$13,012	$2,979	$-	$4,066	$-	$31	$-	$23,703

Ending balance, December 31, 2011:
Collectively evaluated for impairment	$76,441	$243,496	$30,471	$42,270	$127,897	$63,722	$48,025	$23,496	$655,818

Credit Quality Indicators – Commercial Loans

The Company continuously monitors the credit quality of its commercial loans. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that its credit risk ratings are the key credit quality indicator that best assist management in monitoring the credit quality of the Company’s loan receivables.

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

The following tables present the recorded investment in loans receivable by the aforementioned class of loan and credit quality indicator at December 31, 2013 and 2012:

Commercial Credit Quality Indicators
December 31, 2013
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$19,050	$191,601	$13,781	$113,048	$2,546	$39,151	$379,177
Special mention	869	12,568	1,361	3,777	-	-	18,575
Substandard	1,347	14,355	6,168	4,525	157	724	27,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$21,266	$218,524	$21,310	$121,350	$2,703	$39,875	$425,028

Commercial Credit Quality Indicators
December 31, 2012
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$17,138	$189,903	$23,052	$93,484	$3,324	$28,204	$355,105
Special mention	564	8,587	57	7,437	-	849	17,494
Substandard	2,309	23,101	7,395	3,395	143	4,925	41,268
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$20,011	$221,591	$30,504	$104,316	$3,467	$33,978	$413,867

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools. The following tables present the recorded investment in residential real estate loans, consumer loans and commercial indirect auto loans based on payment activity at December 31, 2013 and 2012:

Other Loans Credit Quality Indicators
December 31, 2013
	Accruing	Non-accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$92,181	$1,478	$93,659
Construction, land acquisition and development - residential	3,072	-	3,072
Commercial - indirect auto	5,671	-	5,671
Consumer	115,809	133	115,942
Total	$216,733	$1,611	$218,344

Other Loans Credit Quality Indicators
December 31, 2012
	Accruing	Non-accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$68,446	$1,771	$70,217
Construction, land acquisition and development - residential	1,998	-	1,998
Commercial - indirect auto	5,377	-	5,377
Consumer	106,272	44	106,316
Total	$182,093	$1,815	$183,908

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $6.4 million and $9.7 million at December 31, 2013 and 2012, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Loans past due 90 days or more and still accruing interest were $19 thousand and $57 thousand at December 31, 2013 and 2012, respectively, and consisted of loans that are well secured and in the process of renewal.

The following tables set forth the detail, and delinquency status, of past due and non-accrual loans at December 31, 2013 and 2012:

Performing and Non-Performing Loan Delinquency Status
	December 31, 2013
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$112,519	$571	$116	$-	$113,206
Commercial real estate	213,660	629	-	-	214,289
Construction, land acquisition and development	24,259	78	-	-	24,337
Total real estate	350,438	1,278	116	-	351,832

Commercial and industrial	126,441	232	125	19	126,817

Consumer	116,710	1,420	362	-	118,492

State and political subdivisions	39,875	-	-	-	39,875
Total peforming (accruing) loans	633,464	2,930	603	19	637,016

Non-accrual loans:
Real estate:
Residential real estate	570	73	51	1,025	1,719
Commercial real estate	4,183	52	-	-	4,235
Construction, land acquisition and development	-	-	45	-	45
Total real estate	4,753	125	96	1,025	5,999

Commercial and industrial	181	-	23	-	204

Consumer	14	31	16	92	153

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,948	156	135	1,117	6,356

Total loans receivable	$638,412	$3,086	$738	$1,136	$643,372

Performing and Non-Performing Loan Delinquency Status
	December 31, 2012
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$86,301	$422	$31	$30	$86,784
Commercial real estate	216,100	194	-	-	216,294
Construction, land acquisition and development	31,899	29	-	-	31,928
Total real estate	334,300	645	31	30	335,006

Commercial and industrial	108,932	517	20	27	109,496

Consumer	107,821	1,489	333	-	109,643

State and political subdivisions	33,978	-	-	-	33,978
Total peforming (accruing) loans	585,031	2,651	384	57	588,123

Non-accrual loans:
Real estate:
Residential real estate	953	105	230	2,156	3,444
Commercial real estate	250	121	4,352	574	5,297
Construction, land acquisition and development	446	-	-	128	574
Total real estate	1,649	226	4,582	2,858	9,315

Commercial and industrial	61	30	11	95	197

Consumer	2	-	2	136	140

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	1,712	256	4,595	3,089	9,652

Total loans receivable	$586,743	$2,907	$4,979	$3,146	$597,775

Impaired Loans

The following tables present a distribution of the recorded investment, unpaid principal balance and related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2013 and 2012. Non-accrual loans other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $1.1 million and $1.9 million at December 31, 2013 and 2012, respectively.

	December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,043	$1,125	$-
Commercial real estate	4,060	4,435	-
Construction, land acquisition and development	-	-	-
Total real estate loans	5,103	5,560	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,103	5,560	-

With a related allowance recorded:
Real estate:
Residential real estate	942	946	12
Commercial real estate	2,566	2,566	296
Construction, land acquisition and development	306	306	1
Total real estate loans	3,814	3,818	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,130	4,134	310

Total of impaired loans
Real estate:
Residential real estate	1,985	2,071	12
Commercial real estate	6,626	7,001	296
Construction, land acquisition and development	306	306	1
Total real estate loans	8,917	9,378	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans	$9,233	$9,694	$310

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,275	$1,378	$-
Commercial real estate	389	665	-
Construction, land acquisition and development	709	804	-
Total real estate loans	2,373	2,847	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	2,373	2,847	-

With a related allowance recorded:
Real estate:
Residential real estate	1,498	1,512	40
Commercial real estate	11,070	11,070	268
Construction, land acquisition and development	284	284	2
Total real estate loans	12,852	12,866	310

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	12,852	12,866	310

Total of impaired loans
Real estate:
Residential real estate	2,773	2,890	40
Commercial real estate	11,459	11,735	268
Construction, land acquisition and development	993	1,089	2
Total real estate loans	15,225	15,714	310

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans	$15,225	$15,714	$310

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100,000 and TDRs, amounted to $9.2 million and $15.2 million at December 31, 2013 and 2012, respectively. The related allowance on impaired loans was $0.3 million as of both December 31, 2013 and 2012.

The following table presents the average balance and the interest income recognized on impaired loans for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013		2012		2011
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$2,301	$22	$3,882	$11	$2,834	$7
Commercial real estate	10,004	313	14,196	328	12,827	184
Construction, land acquisition and development	761	28	2,340	37	6,445	38
Total real estate	13,066	363	20,418	376	22,106	229

Commercial and industrial	-	-	2,521	-	4,971	9

Consumer	79	3	232	-	58	-

State and political subdivisions	-	-	157	-	-	-

Total impaired loans	$13,145	$366	$23,328	$376	$27,135	$238

(1) Interest income represents income recognized on performing TDRs.

Included in total impaired loans are performing TDRs of $4.0 million and $7.5 million as of December 31, 2013 and 2012, respectively. The Bank was not committed to lend additional funds to loans classified as a TDR as of December 31, 2013.

The additional interest income that would have been earned on non-accrual and restructured loans for the years ended December 31, 2013, 2012, and 2011 had these loans performed in accordance with their original terms approximated $572 thousand, $1.4 million, and $2.2 million, respectively.

Troubled Debt Restructured Loans

TDRs at December 31, 2013 and 2012 were $8.1 million and $8.9 million, respectively. Accruing and non-accruing TDRs were $4.0 million and $4.1 million, respectively at December 31, 2013 and $7.5 million and $1.4 million, respectively at December 31, 2012. Approximately $301 thousand and $257 thousand in specific reserves have been established for these loans as of December 31, 2013 and 2012, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructuring:
Residential real estate	16	$827	$947	1	$624	$624
Commercial real estate	2	4,561	4,561	3	2,428	2,428
Construction, land acquisition and development	-	-	-	1	39	39
Commercial and industrial	-	-	-	-	-	-
Consumer	2	318	318	-	-	-
Total new troubled debt restructuring	20	5,706	5,826	5	3,091	3,091

One of the loans modified as a TDR during the year ended December 31, 2013 is supported by a 90.0% guarantee by the Small Business Administration. The unguaranteed portion of this loan was $395 thousand and the restructuring had no effect on the ALLL at December 31, 2013. The remaining TDRs described above increased the allowance for loan losses by $6 thousand and $224 thousand through allocation of a specific reserve for the years ended December 31, 2013 and 2012, respectively. There were no charge-offs that resulted from the TDRs described above during the year ended December 31, 2013 or 2012.

The following table shows the types of modifications made during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
			Construction,
			Land Acquisition	Commercial
	Residential	Commercial	and	and
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Total
Type of modification:
Extension of term	$41	$-	$-	$-	$318	$359
Extension of term and capitalization of taxes	860	-	-	-	-	860
Principal forebearance	-	4,561	-	-	-	4,561
Capitalization of taxes	46	-	-	-	-	46
Total modifications	$947	$4,561	$-	$-	$318	$5,826

	Year Ended December 31, 2012
			Construction,
			Land Acquisition	Commercial
	Residential	Commercial	and	and
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Total
Type of modification:
Extension of term	$624	$432	$39	$-	$-	$1,095
Extension of term and rate concession	-	1,996	-	-	-	1,996
Total modifications	$624	$2,428	$39	$-	$-	$3,091

The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the years ended December 31, 2013 and 2012 that were restructured within the twelve months prior to such re-default:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Residential real estate	1	$27	2	$196
Commercial real estate	-	-	-	-
Construction, land acquisition and development	-	-	1	408
Commercial and industrial	-	-	-	-
Total	1	$27	3	$604

Note 6. OTHER REAL ESTATE OWNED

The following schedule presents the composition of OREO at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Land / lots	$3,549	$2,711
Commercial real estate	647	1,245
Residential real estate	50	27
Total other real estate owned	$4,246	$3,983

The following table presents the activity in OREO for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Balance, beginning of year	$3,983	$6,958	$9,633
Loans transferred to OREO	255	1,586	3,995
Bank premises transferred to OREO	1,819	-	-
Valuation adjustments	(223)	(1,206)	(2,318)
Carrying value of OREO sold	(1,588)	(3,355)	(4,352)
Balance, end of year	$4,246	$3,983	$6,958

During 2013, the Company transferred three vacant lots with an aggregate carrying value of $1.8 million to OREO from bank premises and equipment that were previously held for future expansion and are now being held for sale. The three lots were written down to fair value less cost to sell of $1.7 million. The Company recognized a valuation adjustment of $69 thousand at the time of transfer, which is included in non-interest expense.

The following table presents the components of net expense of OREO for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Insurance	$147	$65	$58
Legal fees	131	66	235
Maintenance	82	147	63
(Income) losses from the operation of foreclosed properties	(27)	24	22
Professional Fees	35	211	250
Real estate taxes	122	287	724
Utilities	6	21	48
Impairment charges	223	1,206	2,318
Other	-	-	2
Total	$719	$2,027	$3,720

Note 7. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Land	$4,191	$6,779
Buildings and improvements	10,126	10,612
Furniture, fixtures and equipment	12,575	12,106
Leasehold improvements	4,953	4,689
Total	31,845	34,186
Accumulated depreciation	(16,482)	(15,249)
Net	$15,363	$18,937

Depreciation and amortization expense amounted to $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

On December 31, 2013, the Company sold one of its administrative facilities located in Luzerne County, PA, with a carrying value of $1.2 million for $1.8 million. The Company recognized a gain of $579 thousand on the sale which is included in non-interest income.

Note 8. SERVICING

The Company originates one-to-four-family residential loans that it sells in the secondary market. Servicing of these loans is retained by the Company. The Company also performs servicing for a pool of automobile loans sold in 2010. Loans serviced for others are not included in the accompanying consolidated statements of financial condition, but the related servicing income and expenses are recognized in the consolidated statements of operations. The unpaid balances of mortgage and other loans serviced for others were $130.5 million, $154.5 million and $180.0 million at December 31, 2013, 2012, and 2011, respectively.

The one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and were subsequently assigned and delivered to Freddie Mac. At December 31, 2013, substantially all of the loans serviced for others were performing in accordance with their contractual terms.

The following table summarizes the activity pertaining to mortgage servicing rights for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
(in thousands)	2013	2012
Balance, beginning of year	$675	$777
Mortgage servicing rights capitalized	119	220
Amortization	(265)	(322)
Balance, end of year	$529	$675

The fair value of all servicing assets was $990 thousand and $884 thousand at December 31, 2013 and 2012, respectively.  Fair value has been determined using discount rates ranging from 2.75% to 8.31% and prepayment speeds ranging from 108% to 550% PSA, depending upon the stratification of the specific right.  Based upon this fair value, management has determined that no valuation allowance associated with these mortgage servicing rights is necessary at December 31, 2013 and 2012.

Note 9. INTANGIBLE ASSETS

Intangible assets consist entirely of a core deposit premium acquired in connection with the purchase of the Honesdale branch in 2006. The core deposit intangible is being amortized, using the straight-line method over the useful life of 10 years. Management reviews the core deposit intangible at least annually for potential impairment. Management’s evaluation at December 31, 2013 and 2012 indicated that there was no impairment to the core deposit intangible.

The following table summarizes core deposit intangible assets at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Gross carrying amount	$1,650	$1,650
Accumulated amortization	(1,183)	(1,018)
Net carrying amount	$467	$632

Amortization expense on core deposit intangible assets totaled $165 thousand in 2013, $165 thousand in 2012 and $166 thousand in 2011. Amortization expense on core deposit intangible assets with finite useful lives is expected to total $165 thousand for each of the years 2014 and 2015, and $137 thousand for 2016.

Note 10. DEPOSITS

The following table summarizes deposits at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Demand (non-interest bearing)	$157,550	$131,476
Interest-bearing:
Interest-bearing demand	334,742	321,863
Savings	87,806	83,101
Time ($100,000 and over)	161,959	144,844
Other time	142,641	173,329
Total interest-bearing	727,148	723,137
Total deposits	$884,698	$854,613

The Company had brokered deposits, which are classified as other time deposits in the above table, of $5.0 million and $15.7 million, at December 31, 2013 and 2012, respectively.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2013:

	Time Deposits
	$100,000	Other
(in thousands)	and Over	Time Deposits	Total
2014	$99,990	$76,997	$176,987
2015	48,950	36,483	85,433
2016	9,970	16,491	26,461
2017	1,123	5,923	7,046
2018	1,760	6,211	7,971
2019 and thereafter	166	536	702
Total	$161,959	$142,641	$304,600

Investment securities with a carrying value of $204.2 million and $185.0 million at December 31, 2013 and 2012, respectively, were pledged to collateralize certain municipal deposits.

Note 11. BORROWED FUNDS

The following table summarizes the components of borrowed funds at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
FHLB advances	$27,123	$18,593
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total	$62,433	$53,903

The Company also utilizes short-term Federal funds purchased which represent overnight borrowings providing for the short-term funding requirements of the Bank and generally mature within one business day of the transaction. The Company did not purchase any short-term Federal funds during the years ended December 31, 2013. Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities. Other than testing its availability for contingency funding planning purposes, the Company did not borrow from the Federal Reserve Discount Window during the year ended December 31, 2013.

The following table presents borrowed funds by their maturity dates at December 31, 2013:

	December 31, 2013
(in thousands)	Amount	Weighted Average Interest Rate
Within one year	$10,000	1.92%
After one year but within two years	10,000	4.76%
After two years but within three years	5,000	9.00%
After three years but within four years	10,000	4.92%
After four years but within five years	10,000	5.02%
After five years	17,433	4.19%
Total	$62,433	4.55%

The FHLB of Pittsburgh borrowings of $27.1 million are all fixed-rate advances having maturities of 90 days or more, and are collateralized either under a blanket pledge agreement for commercial real estate loans, one- to four-family mortgage loans, or mortgage-backed securities. In addition, the Company is required to purchase FHLB stock based upon the amount of advances outstanding. The Company was in compliance with this requirement, having a stock investment in FHLB of Pittsburgh of $2.1 million at December 31, 2013. Loans of $160.5 million and $118.9 million, at December 31, 2013 and 2012, respectively, were pledged to collateralize FHLB advances.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2013 and 2012 was $79.8 million and $82.3 million, respectively.

On December 14, 2006, First National Community Statutory Trust I (the “Trust”), a trust formed under Delaware law that is an unconsolidated subsidiary of the Company, issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. The Company owns all of the ownership interest in the Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by the Company. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month Libor rate. The average interest rate paid on the Debentures was 1.97% in 2013, 2.18% in 2012, and 2.00% in 2011. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Company had the option, subject to required regulatory approval of the Federal Reserve, to prepay the trust securities beginning December 15, 2011. The Company has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. At December 31, 2013 and 2012, accrued and unpaid interest associated with the Debentures amounted to $695 thousand and $491 thousand, respectively.

The Company has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in Borrowed Funds in the consolidated statements of financial condition at December 31, 2013 and 2012 under the caption “Junior Subordinated Debentures”. The Company records interest expense on the Debentures in its consolidated statement of operations. The Company also records its common stock investment issued by First National Community Statutory Trust I in “Other Assets” in its consolidated statements of financial condition at December 31, 2013 and 2012.

On September 1, 2009, the Company offered only to accredited investors up to $25.0 million principal amount of unsecured Subordinated Notes Due September 1, 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100 thousand and integral multiples of $100 thousand in excess thereof. The Notes mature on September 1, 2019. For the first five years from issuance, the Company will pay interest only on the Notes. Commencing September 1, 2015, the Company is required to pay both interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity subject to deferral. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to deferral. Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015. The principal balance outstanding for these notes was $25.0 million at both December 31, 2013 and 2012. At December 31, 2013 and 2012, accrued and unpaid interest associated with the Notes amounted to $7.6 million and $5.3 million, respectively.

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

Note 12. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan which covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded. On April 25, 2012, the Board of Directors ratified an amendment to the defined contribution profit sharing plan to include the provisions under section 401(k) of the Internal Revenue Code (“401(k) ”). The 401(k) feature of the plan, which became effective on September 1, 2012, permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. The Company may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Company discretionary matching contributions are determined each year by management. Since September 1, 2012, the Company has been matching 50.0% of employee salary deferrals up to 4.0% for each employee. Company matching contributions to the 401(k) Plan are funded bi-weekly and are included in salaries and employee benefits expense. Employee salary deferrals vest immediately, while Company discretionary contributions begin vesting 20.0% each year after two years of credited service. Employee participants are 100.0% vested after six years of credited service.

There were no discretionary annual contributions made to the profit sharing plan in 2013, 2012 and 2011. Discretionary matching contributions under the 401(k) feature of the plan totaled $129 thousand and $41 thousand in 2013 and 2012, respectively. There were no discretionary matching contributions made under the 401(k) feature of the plan in 2011.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying statements of financial condition, aggregated $7.3 million at both December 31, 2013 and 2012. The Bank had not funded the deferred compensation plan as of December 31, 2013 or 2012.

Note 13. INCOME TAXES

The following table presents a reconciliation between the effective income tax expense (benefit) and the income tax expense (benefit) that would have been provided at the federal statutory tax rate of 34.0% for each of the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Provision (benefit) at statutory tax rates	$2,170	$(4,662)	$(114)
Add (deduct):
Tax effects of non-taxable income	(1,574)	(1,824)	(2,288)
Non-deductible interest expense	37	65	98
Bank-owned life insurance	(240)	(235)	(268)
Change in valuation allowance	(347)	6,637	2,568
Other items, net	(46)	19	4
Provision for income taxes	$-	$-	$-

The following table summarizes the components of the net deferred tax asset included in other assets at December 31, 2013, and the net deferred tax liability included in other liabilities at December 31, 2012:

	December 31,
(in thousands)	2013	2012
Allowance for loan and lease losses	$4,954	$6,603
Deferred compensation	2,468	2,517
Unrealized holding losses on securities available-for-sale	1,592	-
Other real estate owned valuation	513	932
Deferred intangible assets	1,504	1,602
Employee benefits	91	41
Accrued interest	2,824	1,441
AMT tax credits	2,278	2,215
Fixed asset valuation	-	407
Charitable contribution carryover	399	312
Accrued rent expense	204	213
Accrued vacation	56	51
Accrued real estate taxes	-	14
Accrued legal settlement costs	850	-
Deferred income	33	-
Net operating loss carryover	18,616	18,422
Gross deferred tax assets	36,382	34,770

Deferred loan origination fees	(338)	(34)
Unrealized holding gains on securities available-for-sale	-	(3,451)
Prepaid expenses	(56)	-
Depreciation	(261)	(254)
Gross deferred tax liabilities	(655)	(3,739)
Net deferred asset before valuation allowance	35,727	31,031
Valuation allowance	(34,135)	(34,482)
Net deferred tax assets (liabilities)	$1,592	$(3,451)

As of December 31, 2013 and 2012, the Company has established a valuation allowance of $34.1 million and $34.5 million, respectively, related to net deferred tax assets that would be realizable based only on future taxable income. At December 31, 2013, no valuation allowance was recorded for the deferred tax asset related to the unrealized holding losses on securities available-for-sale because the Company had the intent and ability to hold these securities until recovery of the unrealized losses, which may be at maturity. The Company will continue to monitor its deferred tax position and may make changes to the valuation allowance recorded as circumstances change.

As of December 31, 2013, the Company had $54.8 million of net operating loss carryovers resulting in deferred tax assets of $18.6 million. Beginning in 2031, these net operating loss carryovers will expire if not utilized. As of December 31, 2013, the Company also had $1.2 million of charitable contribution carryovers resulting in gross deferred tax assets of $399 thousand. These charitable contribution carryovers will expire after December 31, 2015 if not utilized. In addition, the Company had alternative minimum tax credit carryovers of $2.3 million as of December 31, 2013 that have an indefinite life.

The Company records interest and penalties on potential income tax deficiencies as part of non-interest expense. In May 2012, the Company was contacted by the Internal Revenue Service (IRS) for examination of its 2010 and 2009 income tax returns. At December 31, 2012 and 2011, the Company had recognized $11.6 million of refundable federal income taxes associated with its net operating losses incurred in 2010 and 2009. The IRS concluded its examination of the 2010 and 2009 income tax returns in 2013 and the Company received the entire $11.6 million of refundable federal income taxes.

Note 14. RELATED PARTY TRANSACTIONS

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2013	2012
Balance January 1,	$33,296	$87,442
New loans and advances	50,260	64,509
Repayments	(50,794)	(118,655)
Other (1)	(256)	-
Balance December 31,	$32,506	$33,296

(1) Other represents loans to related parties that ceased being related parties during the year

At December 31, 2013, loans in the amount of $90 thousand made to directors, executive officers and their related parties were not performing in accordance with the terms of the loan agreements.

Included in related party loans is a commercial line of credit with a company owned by a director with a total aggregate balance outstanding of $8.5 million at December 31, 2013. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.4 million is outstanding. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance. At December 31, 2012, the aggregate amount outstanding under the line was $8.0 million and the participation interest sold under this line was $3.2 million.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2013 and 2012 amounted to $115.5 million and $66.7 million, respectively. Interest paid on the deposits amounted to $80 thousand, $139 thousand, and $446 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments for these services of $2.6 million, $1.6 million, and $1.8 million in 2013, 2012, and 2011, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10.0 million at December 31, 2013 and 2012. There were no interest payments made to directors and/or their related parties in 2013, 2012 and 2011. Interest accrued and unpaid on the notes totaled $3.0 million and $2.1 million at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2012, the Company sold an OREO property to a related party for $202 thousand, with a gain of $41 thousand recognized on the sale.

Note 15. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

At December 31, 2013, the Company was obligated under certain non-cancelable leases with initial or remaining terms of one year or more. Minimum future obligations under non-cancelable leases in effect at December 31, 2013 are as follows:

	Minimum Future Lease Payments
	December 31, 2013
(in thousands)	Facilities	Equipment	Total
2014	$604	$54	$658
2015	316	21	337
2016	281	-	281
2017	243	-	243
2018	172	-	172
2019 and thereafter	449	-	449
Total	$2,065	$75	$2,140

Total rental expense under leases amounted to $692 thousand, $734 thousand and $725 thousand in 2013, 2012 and 2011, respectively.

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

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

	December 31,
(in thousands)	2013	2012
Commitments to extend credit	$155,701	$166,722
Standby letters of credit	25,321	35,277

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

Federal Home Loan Bank — Mortgage Partnership Finance Program

Under a secondary market loan servicing program with the FHLB, the Company, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2013, the Company serviced payments on $10.6 million of first lien residential loan principal under these terms for the FHLB. At December 31, 2013, the maximum obligation for such guarantees by the Company would be approximately $1.5 million if total foreclosure losses on the entire pool of loans exceed approximately $77 thousand. Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. Except for the account with the FHLB, there were no due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation as of December 31, 2013 and 2012. The balance in the Bank’s account at the FHLB was $298 thousand and $304 thousand at December 31, 2013 and 2012, respectively.

Loan Concentrations: The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $242.9 million, or 37.8% of gross loans at December 31, 2013. Geographic concentrations exist because the Company provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. At December 31, 2013, the Company had commercial real estate and construction, land acquisition and development loans and loan commitments totaling $38.9 million, or 6.1%, of gross loans to customers outside of it primary market area.

At December 31, 2013 and 2012, the Bank’s loan portfolio was concentrated in loans in the following industries.

	December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of gross loans	Amount	% of gross loans
Automobile dealers	$18,467	2.87%	$10,607	1.77%
Land subdivision	15,974	2.48%	17,658	2.95%
Physicians	13,932	2.17%	9,269	1.55%
Colleges and universities	12,671	1.97%	4,879	0.82%
Solid waste landfills	12,254	1.90%	13,233	2.21%
Hotels	9,847	1.53%	13,596	2.27%
Office complexes/units	9,636	1.50%	9,801	1.64%
Shopping centers/complexes	8,083	1.26%	21,068	3.52%

Litigation

On May 24, 2012, a putative shareholder by the name of Lori Gray filed a complaint in the Court of Common Pleas in Lackawanna County against certain present and former directors of the Company (including all of the current directors except Steven R. Tokach and Thomas J. Melone) and Demetrius & Company, LLC (“Demetrius”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment and, in the case of Demetrius, professional negligence, negligent misrepresentation, breach of contract and aiding and abetting breach of fiduciary duty. The Company was named as a nominal defendant. The Board had appointed a special committee in January 2012 to investigate the matters raised in the Gray complaint. The special committee retained independent counsel to assist with its investigation. Following the investigation, the special committee found that the Board had not breached its fiduciary duty to shareholders. Subsequently, the parties commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and its directors. As part of the Settlement, there was no admission of liability by the Board. Pursuant to the Settlement, the Board, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5 million, which is expected to be paid to the Company by the individual defendants in the first half of 2014. The directors have reserved their rights to indemnification under the Company’s Articles of Incorporation and By-laws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. The Company expects to indemnify the directors upon their request for indemnification. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which has been included in non-interest expense for the year ended December 31, 2013.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and its subsidiary, First National Community Bank, as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims. The Company and the other defendants are defending the claims. At this time, the matter is in a preliminary stage and the Company cannot reasonably determine the outcome or potential range of loss in connection with this matter.

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

Note 16. STOCK COMPENSATION PLANS

On August 30, 2000, the Company’s Board adopted an Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options may be granted to key officers and other employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan become exercisable six months after the date the options are awarded and expire ten years after the award date. Upon exercise, the shares are issued from the Company’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010 and therefore no further grants will be made under this plan.

The Board also adopted on August 30, 2000, the 2000 Independent Directors Stock Option Plan (the “Directors’ Stock Plan”) for directors who are not officers or employees of the Company. The aggregate number of shares issuable under the Directors’ Stock Plan cannot exceed 550,000 shares and are exercisable six months from the date the awards are granted and expire three years after the award date. Upon exercise, the shares are issued from the Company’s authorized but unissued shares. The Directors’ Stock Plan expired on August 30, 2010 and therefore no further grants will be made under this plan.

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in each of the years ended December 31, 2013, 2012, and 2011.

A summary of the status of the Company’s stock option plans is presented below:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at the beginning of the year	129,170	$14.26	188,193	12.62	222,616	12.58
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(46,572)	11.22	(59,023)	9.03	(34,423)	12.37
Outstanding at the end of the year	82,598	$15.98	129,170	$14.26	188,193	$12.62
Options exercisable at year end	82,598	$15.98	129,170	$14.26	188,193	$12.62
Weighted average fair value of options granted during the year		$-		$-		$-
Stock-based compensation expense		$-		$-		$-

At December 31, 2013, 2012 and 2011 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

Information pertaining to options outstanding at December 31, 2013 is as follows:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.81 - $23.13	82,598	3.5	$15.98	82,598	$15.98

On November 28, 2012, the Board of Directors adopted the 2012 Employee Stock Grant Plan (the “2012 Stock Grant Plan”) under which shares of common stock not to exceed 16,000 were authorized to be granted to employees. On December 17, 2012, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 15,050 shares granted under the 2012 Stock Grant Plan at a cost of $3.05 per share.

On November 27, 2013, the Board of Directors adopted the 2013 Employee Stock Grant Plan (the “2013 Stock Grant Plan”) under which shares of common stock not to exceed 15,000 were authorized to be granted to employees. On December 2, 2013, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 14,400 shares granted under the 2013 Stock Grant Plan at a cost of $4.26 per share. The total cost of these grants, which was included in salary expense in the Consolidated Statements of Operations, amounted to $61 thousand and $46 thousand for the years ended December 31, 2013 and 2012, respectively. No additional shares were granted under either plan.

On January 24, 2013, the Board of Directors initially approved the design of a new Long-Term Incentive Compensation Plan (“LTIP”). Upon the recommendation of the Compensation Committee, the final LTIP was formally adopted by the Board of Directors on October 23, 2013 and was ratified at the 2013 Annual Shareholders Meeting on December 23, 2013. The LTIP is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP provides the Board with the authority to offer several different types of long-term incentives, including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares. No awards were granted under the LTIP as of December 31, 2013. The Board made initial awards in 2014 under the terms of the LTIP.

Note 17.   REGULATORY MATTERS

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010, without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in ongoing discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports to the OCC on a monthly basis. The Committee has submitted each of the required monthly progress reports with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are set forth below with a description of the status of the Bank’s effort to comply with such provisions:

(i) By October 31, 2010, the Board of Directors of the Bank (the “Board”) was required to adopt and implement a three-year strategic plan (a “Strategic Plan”) which must be submitted to the OCC for review and prior determination of no supervisory objection; the Strategic Plan must establish objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, and is to include strategies to achieve those objectives; if the Strategic Plan involves the sale or merger of the Bank, it must address the timeline and steps to be followed to provide for a definitive agreement within 90 days after the receipt of a determination of no supervisory objection;

The Bank has developed a Strategic Plan that it believes complies with the Order requirements. A three-year Strategic Plan for the period January 1, 2011 to December 31, 2013 was prepared and submitted to the OCC for review.  On an annual basis, the Bank prepares an updated and revised Strategic Plan. Strategic Plans for the periods January 1, 2012 to December 31, 2014 and January 1, 2013 to December 31, 2015 were submitted to the OCC for review. The Strategic Plan for the periods January 1, 2014 to December 31, 2016 is in process, and the Bank expects to submit it to the OCC for review in the near term.

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan (a “Capital Plan”), which must be submitted to the OCC for review and prior determination of no supervisory objection;

The Bank has developed a Capital Plan that it believes complies with the Order requirements to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 13%.  This Capital Plan for the period January 1, 2011 through December 31, 2013 and its annual update and revisions for 2012 and 2013 were submitted to the OCC for review. The annual update and revision to the Capital Plan is in process in conjunction with the annual budget and strategic planning initiatives. Management expects to forward the 2014-2016 Capital Plan to the OCC for review in the near term.

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

The Bank’s total risk-based capital ratio was 13.43% at December 31, 2013, which was above the 13% required by the Order.  The Bank’s leverage capital ratio was 8.32% at December 31, 2013, which was below the 9% required by the Order. The Bank’s total risk-based capital increased 164 basis points, while the Bank’s leverage ratio increased 112 basis points at December 31, 2013 compared to December 31, 2012. The Bank continues to execute its Capital Plan and has engaged an outside financial advisory firm to assist the Bank in taking appropriate actions to achieve and maintain compliance with the capital requirements of the Order.  Appropriate actions or combinations of actions may include capital accretion through current earnings, raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, or pursuing other strategic transactions.

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

The Board completed its assessment of the capabilities of the Bank’s executive officers upon receipt of a Management Study, completed by an independent consultant (“Management Study”), on October 13, 2010. The Management Study was forwarded to the OCC on October 29, 2010. The Board of Directors completed a successful search for President and Chief Executive Officer in December 2011. Since the effective date of the Order, other changes have been made to the executive management team related to the size and complexity of the organization.

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

The Bank’s Conflict of Interest Policy has been revised to provide comprehensive guidance and a review was conducted of existing relationships to ensure compliance with the Conflict of Interest Policy. The revised policy was approved by the Board on September 29, 2010 and forwarded to the OCC on October 7, 2010. Additional revisions were approved by the Board on April 29, 2011, October 24, 2012, May 22, 2013 and November 14, 2013.

(vii) by October 31, 2010, the Board was required to develop, implement and ensure adherence to policies and procedures for Bank Secrecy Act (“BSA”) compliance; and account opening and monitoring procedures compliance;

The Board believes it has developed and implemented a written program of policies and procedures to provide for compliance with the requirements of the BSA as well as compliance with account opening and monitoring procedures.

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

(ix) by October 31, 2010, the Board was required to adopt, implement and ensure adherence to a written credit policy (the “Loan Policy”), including specified features, to improve the Bank’s loan portfolio management;

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

The Board believes that the Other Than Temporary Impairment Policy has been reviewed and revised so that the quarterly OTTI analysis process identifies and measures OTTI in accordance with GAAP and supervisory guidance, including Financial Accounting Standards Board Accounting Standards Codification 320-10-35 (Recognition and Presentation of Other-than-Temporary Impairments), OCC Bulletin 2009-11 dated April 17, 2009, "Other-than-Temporary Impairment Accounting" and OCC Call Report Instructions.

(xvi) by October 31, 2010, the Board was required to take action to maintain adequate sources of stable funding and liquidity and a contingency funding plan; by October 31, 2010, the Board was required to adopt, implement and ensure compliance with an independent, internal audit program;

The Board believes that it has taken action to maintain adequate sources of stable funding and liquidity and developed an appropriate contingency funding plan for the Bank. A Liquidity Funding policy that addresses liquidity needs, funding sources and contingency funding was approved by the Board on November 24, 2010 and has been implemented and is reviewed and updated annually. Additional policies related to liquidity, funding and contingency funding have since been created and are updated annually since the Order was executed.

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

Federal Reserve Agreement. On November 24, 2010, the Company entered into the Agreement with the Reserve Bank. The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement are set forth below with a description of the status of the Company’s efforts to comply with such provision:

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

The Company has acknowledged the prohibition on incurring, increasing or guaranteeing any debt without the written approval of the Reserve Bank other than permitted borrowings from the FHLB. The Company has not incurred, increased or guaranteed any debt since the effective date of the Agreement.

(vii) the Company may not purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank;

The Company has acknowledged the prohibition on purchasing or redeeming any shares of its stock without the written approval of the Reserve Bank, other than permitted borrowings from the FHLB. The Company has not purchased or redeemed any shares of its stock since the effective date of the Agreement.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The Capital Plan was submitted to the Reserve Bank on January 11, 2011. The Capital Plan has since been updated at least annually and forwarded to the Reserve Bank. The annual update and revision to the Capital Plan is in process in conjunction with the annual budget and strategic planning initiatives.

The Bank’s total risk-based capital ratio was 13.43% at December 31, 2013, which was above the 13% minimum required by the Order. Given the inability to achieve the minimum leverage ratio as stated in the capital requirements of the Order at the Bank level, the Company continues to update the Reserve Bank on a quarterly basis of its plans to increase its capital ratios above the Capital Plan minimums.

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

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar projections for 2012, 2013, and 2014 were provided to the Reserve Bank within the time requirements prescribed in the Agreement.

(xii) the Company must comply with: (1) the notice provisions of Section 32 of the FDI Act and Subpart H of Regulation Y in appointing any new director or senior executive officer or changing the duties of any senior executive officer; and (2) the restrictions on indemnification and severance payments of Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations;

The Company has acknowledged the notice requirements on the appointment of any new director or senior executive officer. The Company has filed the appropriate notice for each new director or senior executive officer since the date of the Agreement.

The Company acknowledges the restriction on indemnification and severance payments. The Company has not made any such indemnification or severance payments since the effective date of the Agreement without obtaining prior regulatory non-objections from the OCC and regulatory concurrence from the FDIC as required by Part 359.

(xiii) the Board must submit written progress reports within 30 days of the end of each calendar quarter.

The Company’s Board has filed each of the required written progress reports with the Reserve Bank since the Agreement was executed.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2013, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets. As of December 31, 2013, the Bank met the 13.0% minimum requirement for the total-risk based capital ratio but did not meet the 9.0% minimum requirement for the Tier 1 leverage ratio. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below.

The Company’s and the Bank’s actual capital positions and ratios as of December 31, 2013, 2012 and 2011 are presented in the following table:

	December 31,
(in thousands)	2013	2012	2011
Company
Tier I capital:
Total tier I capital	$46,165	$39,587	$53,059
Tier II capital:
Subordinated notes	23,085	19,796	25,000
Allowable portion of allowance for loan losses	8,462	8,452	9,823
Total tier II capital	31,547	28,248	34,823
Total risk-based capital	77,712	67,835	87,882
Total risk-weighted assets	$670,894	$665,323	$774,452

Bank
Tier I capital:
Total tier I capital	$81,581	$69,963	$80,976
Tier II capital:
Allowable portion of allowance for loan losses	8,456	8,447	9,819
Total tier II capital	8,456	8,447	9,819
Total risk-based capital	90,037	78,410	90,795
Total risk-weighted assets	$670,416	$664,914	$774,097

The following schedules present information regarding the Company’s risk-based capital at December 31, 2013 and 2012, and selected other capital ratios:

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2013
Total capital
(to risk-weighted assets)
Company	$77,712	11.58%	$	>53,672	>8.00%		N/A	N/A
Bank	$90,037	13.43%	$	>53,633	>8.00%	$	>67,042	>10.00%

Tier I capital
(to risk-weighted assets)
Company	$46,165	6.88%	$	>26,836	>4.00%		N/A	N/A
Bank	$81,581	12.17%	$	>26,817	>4.00%	$	>40,225	>6.00%

Tier I capital
(to average assets)
Company	$46,165	4.71%	$	>39,230	>4.00%		N/A	N/A
Bank	$81,581	8.32%	$	>39,230	>4.00%	$	>49,038	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2012
Total capital
(to risk-weighted assets)
Company	$67,835	10.20%	$	>53,226	>8.00%		N/A	N/A
Bank	$78,410	11.79%	$	>53,193	>8.00%	$	>66,491	>10.00%

Tier I capital
(to risk-weighted assets)
Company	$39,587	5.95%	$	>26,613	>4.00%		N/A	N/A
Bank	$69,963	10.52%	$	>26,597	>4.00%	$	>39,895	>6.00%

Tier I capital
(to average assets)
Company	$39,587	4.07%	$	>38,879	>4.00%		N/A	N/A
Bank	$69,963	7.20%	$	>38,865	>4.00%	$	>48,581	>5.00%

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

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, the Company evaluated the appropriateness and quality of each price. The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants. The estimated fair value of the PreTSLs and Private Label Collateralized Mortgage Obligations in the Company’s securities portfolio during 2012 and 2011, prior to being sold in 2012, were obtained from third-party service providers that prepared the valuation using a discounted cash flow approach with inputs derived from unobservable market information (Level 3 inputs).

The Company owned one security issued by a state and political subdivision having an amortized cost of $595 thousand that was valued using Level 3 inputs at December 31, 2013 and two such securities having an amortized cost of $1.8 million at December 31, 2012. These securities had credit ratings that were either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities was inactive at December 31, 2013 and 2012. These securities were historically priced using Level 2 inputs. The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for these investment securities at the measurement dates. Broker pricing and bid/ask spreads are very limited for these securities. At December 31, 2013 and 2012, the Company valued one security based on similar nonrated Pennsylvania Sewer bonds adjusted for coupon and maturity. For the other security at December 31, 2012, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

Loans

Except for collateral dependent impaired loans, fair values of loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. The Company does not record loans at fair value on a recurring basis. However from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of the collateral is generally based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement. See also, Note 2 “Summary of Significant Accounting Policies-Loan Impairment” and Note 5-“Loans.”

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

Assets Measured at Fair Value on a Recurring Basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair value measurements at December 31, 2013
			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of state and political subdivisions	$78,054	$-	$77,483	$571
Government-sponsored agency:
Collateralized mortgage obligations	34,799	-	34,799	-
Residential mortgage-backed securities	89,656	-	89,656	-
Corporate debt securities	407	-	407	-
Equity securities	951	951	-	-
Total securities available-for-sale	$203,867	$951	$202,345	$571

	Fair value measurements at December 31, 2012
			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value	assets (Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$1,891	$-	$1,891	$-
Obligations of state and political subdivisions	103,501	-	101,762	1,739
Government-sponsored agency:
Collateralized mortgage obligations	9,103	-	9,103	-
Residential mortgage-backed securities	69,456	-	69,456	-
Corporate debt securities	410	-	410	-
Equity securities	1,000	1,000	-	-
Total securities available-for-sale	$185,361	$1,000	$182,622	$1,739

The table below presents reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	PreTSLs	State and Political Subdivisions	Private Label CMOs	Total
Balance at December 31, 2011	$3,801	$2,811	$36,256	$42,868
Amortization	-	-	(395)	(395)
Accretion	-	-	101	101
Purchases	-	-	14,691	14,691
Paydowns	(172)	(550)	(13,478)	(14,200)
Sales and calls	(3,629)	(585)	(37,175)	(41,389)
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	-	63	-	63
Balance at December 31, 2012	$-	$1,739	$-	$1,739
Amortization	-	-	-	-
Accretion	-	-	-	-
Purchases	-	-	-	-
Paydowns	-	(570)	-	(570)
Sales and calls	-	(622)	-	(622)
Total gains or losses (realized/unrealized):
Included in earnings	-	2	-	2
Included in other comprehensive income	-	22	-	22
Balance at December 30, 2013	$-	$571	$-	$571

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

Fair value measurements at December 31, 2013
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value (1)	assets (Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,229	$-	$-	$5,229
Other real estate owned	$3,931	$-	$-	$3,931

Fair value measurements at December 31, 2012
			Significant	Significant
		Quoted prices	other	other
		in active markets	observable	unobservable
		for identical	inputs	inputs
(in thousands)	Fair value (1)	assets (Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$7,816	$-	$-	$7,816
Other real estate owned	$2,455	$-	$-	$2,455

1)	Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

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

The following table summarizes the estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012:

	Fair Value	December 31, 2013		December 31, 2012
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$103,556	$103,556	$115,271	$115,271
Securities available for sale	See previous table	203,867	203,867	185,361	185,361
Securities held to maturity	Level 2	2,308	2,424	2,198	2,483
FHLB and FRB Stock	Level 2	3,496	3,496	7,308	7,308
Loans held for sale	Level 2	820	820	1,615	1,615
Loans, net	Level 3	629,880	632,536	579,396	592,504
Accrued interest receivable	Level 2	2,191	2,191	2,199	2,199
Mortgage servicing rights	Level 3	529	990	675	884

Financial liabilities
Deposits	Level 2	884,698	887,056	854,613	858,970
Borrowed funds	Level 2	62,433	65,642	53,903	59,021
Accrued interest payable	Level 2	8,732	8,732	6,427	6,427

Note 19. EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands, except share data)	2013	2012	2011
Net income (loss)	$6,382	$(13,711)	$(335)

Basic weighted-average number of common shares outstanding	16,458,353	16,442,160	16,439,508
Plus: common share equivalents	-	-	-
Diluted weighted-average number of common shares outstanding	16,458,353	16,442,160	16,439,508

Loss per common share:
Basic	$0.39	$(0.83)	$(0.02)
Diluted	$0.39	$(0.83)	$(0.02)

Common share equivalents, in the table above, exclude stock options with exercise prices that exceed the average market price of the Company’s common shares during the periods presented. Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation. Antidilutive stock options equaled 82,598 shares, 129,170 shares, and 188,193 shares for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 20. OTHER COMPREHENSIVE INCOME

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss), which is comprised entirely of unrealized gains and losses on available-for-sale securities, for each of the years ended December 31, 2013 and 2012:

	2013
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net (gains) losses reclassified into net income	$(2,887)	Net gain on sale of securities
Taxes	982	Income taxes
Net of tax amount	$(1,905)

	2012
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net (gains) losses reclassified into net income	$1,808	Net loss on sale of securities
Taxes	(614)	Income taxes
Net of tax amount	$1,194

	2011
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net (gains) losses reclassified into net income	$(4,316)	Net gain on sale of securities
Taxes	1,467	Income taxes
Net of tax amount	$(2,849)

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax:

	Year Ended
	December 31,
(in thousands)	2013	2012	2011
Beginning balance	$6,698	$(3,967)	$(12,143)
Other comprehensive (loss) income before reclassifications	(7,885)	9,471	9,933
Noncredit-related gains on OTTI securities not expected to be sold	-	-	1,092
Amounts reclassified from accumulated other comprehensive (loss) income	(1,905)	1,194	(2,849)
Net other comprehensive (loss) income during the period	(9,790)	10,665	8,176
Ending balance	$(3,092)	$6,698	$(3,967)

Note 21. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

Condensed parent company only financial information is as follows:

Condensed Statements of Condition

	December 31,
(in thousands)	2013	2012
Assets
Cash	$254	$355
Investment in statutory trust	364	358
Investment in subsidiary (equity method)	78,995	77,301
Other assets	107	46
Total assets	$79,720	$78,060

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$10,310	$10,310
Subordinated debentures	25,000	25,000
Accrued interest payable	8,307	5,822
Other liabilities	2,525	3
Shareholders’ equity	33,578	36,925
Total liabilities and shareholders’ equity	$79,720	$78,060

Condensed Statements of Operations

	Year Ended December 31,
(in thousands)	2013	2012	2011
Income
Equity in undistributed income (loss) of subsidiary	$11,484	$(11,206)	$2,248
Equity in trust	6	7	4
Total income (loss)	11,490	(11,199)	2,252

Expense	5,108	2,512	2,587
Net income (loss)	$6,382	$(13,711)	$(335)

Condensed Statements of Cash Flows

	For the Year Ended
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,382	$(13,711)	$(335)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiary	(11,484)	11,206	(2,248)
Equity in trust	(6)	(7)	(4)
Increase in accrued interest payable	2,485	2,512	2,486
Increase in other liabilities	2,522	2	-
Net cash (used in) provided by operating activities	(101)	2	(101)
Cash flows from investing activities:
Investment in capital of subsidiary	-	-	(3,000)
Net cash used in investing activities	-	-	(3,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of stock issuance costs	-	-	29
Net cash provided by financing activities	-	-	29
(Decrease) increase in cash	(101)	2	(3,072)
Cash at beginning of year	355	353	3,425
Cash at end of year	$254	$355	$353

Note 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ending
	2013
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$8,210	$8,167	$8,189	$8,387
Interest expense	1,857	1,818	1,812	1,689
Net interest income	6,353	6,349	6,377	6,698
Credit for loan and lease losses	(1,224)	(2)	(1,159)	(3,885)
Net interest income after credit for loan and lease losses	7,577	6,351	7,536	10,583
Non-interest income	2,459	2,281	2,415	2,128
Non-interest expense	8,305	7,912	8,064	10,667
Income before taxes	1,731	720	1,887	2,044
Provision for income taxes	-	-	-	-
Net income	$1,731	$720	$1,887	$2,044
Income per share:
Basic	$0.11	$0.04	$0.11	$0.13
Diluted	$0.11	$0.04	$0.11	$0.13

	Quarter Ending
	2012
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$9,744	$9,424	$8,985	$8,874
Interest expense	2,573	2,343	2,206	2,096
Net interest income	7,171	7,081	6,779	6,778
Provision (credit) for loan and lease losses	(136)	(280)	3,792	689
Net interest income after provision (credit) for loan and lease losses	7,307	7,361	2,987	6,089
Non-interest income	1,450	1,544	1,659	(370)
Non-interest expense	9,922	9,872	11,167	10,777
Loss before taxes	(1,165)	(967)	(6,521)	(5,058)
Provision for income taxes	-	-	-	-
Net loss	$(1,165)	$(967)	$(6,521)	$(5,058)
Loss per share:
Basic	$(0.07)	$(0.06)	$(0.40)	$(0.30)
Diluted	$(0.07)	$(0.06)	$(0.40)	$(0.30)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of December 31, 2013.

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinement. There have been no changes to the Company’s internal control over financial reporting during the Company’s fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for First National Community Bancorp, Inc. (the “Company”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

As of December 31, 2013, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation under the criteria in the Framework, management concluded that The Company’s system of internal control over financial reporting was effective as of December 31, 2013.

/s/ Steven R. Tokach	/s/ James M. Bone, Jr., CPA
Steven R. Tokach	James M. Bone, Jr., CPA
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning the Directors and Executive Officers of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Information as to Nominees, Directors and Executive Officers” in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 18, 2014 (the “Proxy Statement”). Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s Directors and Executive Officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the Company’s directors and employees, including the President and Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”). The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of the Company’s confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code. The Code is available on the Company’s website at www.fncb.com/investorrelations/ under the heading “Governance Documents.” The Company intends to post any amendments to the Code on its website and also to disclose any waivers (to the extent applicable to the Company’s President, PEO, PFO or PAO) on a Form 8-K within the prescribed time period.

Item 11.    Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the section entitled “Principal Beneficial Owners of the Company’s Common Stock” in the Company’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 related to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement. The information required under this Item 13 related to Director Independence is incorporated herein by reference to the section entitled “Corporate Governance” in the Company’s Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

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

3.	The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 2.1	Branch Purchase and Deposit/Loan Assumption Agreement – filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K on August 16, 2013, is hereby incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws - filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 12, 2013, is hereby incorporated by reference

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 10.1	Dividend Reinvestment Plan — filed as Exhibit 99.1 to the Company’s Amended Registration Statement on Form S-3 as filed on July 16, 2009, is hereby incorporated by reference.

EXHIBIT 10.2	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, First National Community Bancorp, Inc., William Lance, Stephen J. Kavulich and Robert J. Mancuso dated as of December 14, 2006, filed as Exhibit 10.1 to the Company’s 8-K on December 19, 2006 is hereby incorporated by reference.

EXHIBIT 10.3	Guarantee Agreement by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 10.4	Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 10.5	Treasury Tax and Loan Demand Note by and between First National Community Bank and the Federal Reserve Bank of Philadelphia dated as of July 17, 1996, — filed as Exhibit 10.5 to the Company’s Form 10-K/A as filed on December 2, 2011, is hereby incorporated by reference.

EXHIBIT 10.6	Credit Facility by and between First National Community Bancorp, Inc. and Federal Home Loan Bank of Pittsburgh, dated as of September 22, 1993, — filed as Exhibit 10.6 to the Company’s Form 10-K/A as filed on December 2, 2011, is hereby incorporated by reference.

EXHIBIT 10.7+	2000 Stock Incentive Plan-filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, SEC file number 333-24121, as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.8+	2000 Independent Directors Stock Option Plan — filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2004, SEC file number 333-24121, as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.9+	Directors’ and Officers’ Deferred Compensation Plan - filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.10+	Discretionary Cash Bonus Plan Description— filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 10.11	Consent Order - filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 7, 2010 is hereby incorporated by reference.

EXHIBIT 10.12	Agreement with Federal Reserve Bank of Philadelphia — filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 1, 2010.

EXHIBIT 10.13	Professional Services Agreement dated April 5, 2010 by and between the Company and Eugene T. Subol — filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on April 5, 2010, is hereby incorporated by reference.

EXHIBIT 10.14	Stipulation of Settlement dated November 27, 2013 – filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 4, 2013, is hereby incorporated by reference.

EXHIBIT 10.15+	2013 Long-Term Incentive Compensation Plan – filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 27, 2013, is hereby incorporated by reference.

EXHIBIT 10.16+	Executive Incentive Plan – filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.17+	2012 Employee Stock Grant Plan – filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.18*+	2013 Employee Stock Grant Plan.

EXHIBIT 10.19+	Form of Restricted Stock Award Agreement – filed as Exhibit 4.2 to the Company’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.20+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to the Company’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 14	Code of Business Conducts and Ethics – filed as Exhibit 14 to the Company’s Form 10-K as filed on April 6, 2012 is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries— filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 23*	Consent of McGladrey LLP.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ Steven R. Tokach	March 24, 2014
Steven R. Tokach President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 24, 2014
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 24, 2014
Stephanie A. Westington, CPA Senior Vice President and Controller Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael J. Cestone, Jr.	March 24, 2014
Michael J. Cestone, Jr.	Date

/s/ Joseph Coccia	March 24, 2014	/s/ Louis A. DeNaples, Jr.	March 24, 2014
Joseph Coccia	Date	Louis A. DeNaples, Jr.	Date

/s/ Dominick L. DeNaples	March 24, 2014	/s/ Joseph J. Gentile	March 24, 2014
Dominick L. DeNaples	Date	Joseph J. Gentile	Date

/s/ Thomas J. Melone	March 24, 2014	/s/ John P. Moses	March 24, 2014
Thomas J. Melone	Date	John P. Moses	Date

/s/ Steven R. Tokach	March 24, 2014
Steven R. Tokach	Date

