Form 10-Q
period 2014-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2014-05-12
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,471,569 shares
(Title of Class)	(Outstanding at May 12, 2014)

PART I. Financial Information

Item 1. Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$21,929	$19,295
Interest-bearing deposits in other banks	16,051	84,261
Total cash and cash equivalents	37,980	103,556
Securities available for sale at fair value	234,531	203,867
Securities held to maturity at amortized cost (fair value $0 and $2,424)	-	2,308
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,542	2,146
Loans held for sale	69	820
Loans, net of allowance for loan and lease losses of $12,589 and $14,017	641,565	629,880
Bank premises and equipment, net	13,091	15,363
Accrued interest receivable	2,590	2,191
Intangible assets	426	467
Bank-owned life insurance	28,334	28,167
Other real estate owned	3,422	4,246
Other assets	9,587	10,797
Total Assets	$974,137	$1,003,808

Liabilities
Deposits:
Demand (non-interest-bearing)	$127,029	$157,550
Interest-bearing	708,178	727,148
Total deposits	835,207	884,698
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	34,534	27,123
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	69,844	62,433
Accrued interest payable	9,300	8,732
Other liabilities	19,250	14,367
Total Liabilities	933,601	970,230

Shareholders' Equity
Preferred Shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2014 and December 31, 2013
Issued and outstanding: 0 shares at March 31, 2014 and December 31, 2013	-	-
Common Shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2014 and December 31, 2013
Issued and outstanding: 16,471,569 shares at March 31, 2014 and December 31, 2013	20,589	20,589
Additional paid-in capital	61,637	61,627
Accumulated deficit	(42,033)	(45,546)
Accumulated other comprehensive income (loss)	343	(3,092)
Total shareholders' equity	40,536	33,578
Total Liabilities and Shareholders’ Equity	$974,137	$1,003,808

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
(in thousands, except share data)	2014	2013
Interest income
Interest and fees on loans	$6,494	$6,607
Interest and dividends on securities
U.S. government agencies	743	423
State and political subdivisions, tax-free	693	990
State and political subdivisions, taxable	115	116
Other securities	56	35
Total interest and dividends on securities	1,607	1,564
Interest on interest-bearing deposits and federal funds sold	23	39
Total interest income	8,124	8,210
Interest expense
Interest on deposits	865	1,118
Interest on borrowed funds
Interest on Federal Home Loan Bank of Pittsburgh advances	96	126
Interest on subordinated debentures	563	562
Interest on junior subordinated debentures	49	51
Total interest on borrowed funds	708	739
Total interest expense	1,573	1,857
Net interest income before credit for loan and lease losses	6,551	6,353
Credit for loan and lease losses	(1,570)	(1,224)
Net interest income after credit for loan and lease losses	8,121	7,577
Non-interest income
Deposit service charges	690	678
Net gain on the sale of securities	1,568	842
Net gain on the sale of mortgage loans held for sale	75	110
Net loss on the sale of education loans	(13)	-
Net gain on the sale of other real estate owned	29	13
Gain on branch divestures	607	-
Loan-related fees	93	108
Income from bank-owned life insurance	167	172
Other	237	536
Total non-interest income	3,453	2,459
Non-interest expense
Salaries and employee benefits	3,400	3,320
Occupancy expense	644	584
Equipment expense	356	376
Advertising expense	108	77
Data processing expense	522	564
Regulatory assessments	673	650
Bank shares tax	176	241
Expense of other real estate owned	163	218
Credit for off-balance sheet commitments	(113)	(121)
Legal expense	647	615
Professional fees	450	551
Insurance expense	282	323
Loan collection expenses	29	227
Other operating expenses	654	680
Total non-interest expense	7,991	8,305
Income before income taxes	3,583	1,731
Provision for income taxes	70	-
Net income	$3,513	$1,731

Earnings per share:
Basic	$0.21	$0.11
Diluted	$0.21	$0.11

Cash dividends declared per common share	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,471,569	16,457,169
Diluted	16,472,435	16,457,169

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended
	March 31,
(in thousands)	2014	2013
Net income	$3,513	$1,731
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	6,404	(1,943)
Taxes	(2,177)	661
Net of tax amount	4,227	(1,282)

Reclassification adjustment for gains included in net income	(1,200)	(842)
Taxes	408	286
Net of tax amount	(792)	(556)

Total other comprehensive income (loss)	3,435	(1,838)

Total comprehensive income (loss)	$6,948	$(107)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014 and 2013

(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
BALANCES, DECEMBER 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the period	-	-	-	1,731	-	1,731
Other comprehensive loss, net of tax of $947	-	-	-	-	(1,838)	(1,838)
Balances, March 31, 2013	16,457,169	$20,571	$61,584	$(50,197)	$4,860	$36,818

BALANCES, DECEMBER 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the period	-	-	-	3,513	-	3,513
Restricted stock awards	-	-	10	-	-	10
Other comprehensive income, net of tax of $1,769	-	-	-	-	3,435	3,435
Balances, March 31, 2014	16,471,569	$20,589	$61,637	$(42,033)	$343	$40,536

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Operating activities:
Net income	$3,513	$1,731
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization (accretion), net	295	(207)
Equity in trust	(1)	(1)
Depreciation and amortization	382	329
Stock-based compensation	10	-
Credit for loan and lease losses	(1,570)	(1,224)
Credit for off-balance sheet commitments	(113)	(121)
Gain on the sale of available-for-sale securities	(1,200)	(842)
Gain on the sale of held-to-maturity securities	(368)	-
Gain on the sale of loans held for sale	(75)	(110)
Loss on the sale of education loans	13	-
Gain on branch divestures	(607)	-
Gain on the sale of other real estate owned	(29)	(13)
Valuation adjustment of other real estate owned	53	-
Income from bank-owned life insurance	(167)	(172)
Proceeds from the sale of loans held for sale	2,524	4,542
Funds used to originate loans held for sale	(1,698)	(3,664)
Increase in interest receivable	(399)	(419)
(Increase) decrease in prepaid expenses and other assets	(453)	4,108
Increase in interest payable	568	574
Increase (decrease) in accrued expenses and other liabilities	4,822	(1,074)
Total adjustments	1,987	1,706
Net cash provided by operating activities	5,500	3,437

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale securities	1,502	3,581
Proceeds from the sale of available-for-sale securities	11,062	17,121
Proceeds from the sale of held-to-maturity securities	2,686	-
Purchases of available-for-sale securities	(37,129)	(53,953)
Net (purchase) redemption of Federal Home Loan Bank of Pittsburgh stock	(396)	876
Proceeds from the sale of education loans	2,537	-
Net increase in loans to customers	(12,606)	(16,950)
Proceeds from the sale of other real estate owned	798	86
Proceeds from the sale of bank premises and equipment through branch divestures	2,504	-
Purchases of property and equipment	(380)	(54)
Net cash used in investing activities	(29,422)	(49,293)

Cash flows from financing activities:
Net decrease in deposits	(49,065)	(30,867)
Proceeds from Federal Home Loan Bank of Pittsburgh advances	17,500	-
Repayment of Federal Home Loan Bank of Pittsburgh advances	(10,089)	(6,205)
Net cash used in financing activities	(41,654)	(37,072)
Net decrease in cash and cash equivalents	(65,576)	(82,928)
Cash and cash equivalents at beginning of period	103,556	115,271
Cash and cash equivalents at end of period	$37,980	$32,343
Supplemental cash flow information
Cash paid during the period for:
Interest	$1,005	$1,283
Income taxes	25	-
Other transactions:
Change in deferred gain on sale of other real estate owned	2	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In the opinion of management, all adjustments necessary for a fair presentation of the results for the quarterly period ended March 31, 2014 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended March 31, 2014, may not be indicative of future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in our Annual Report filed on Form 10-K as of and for the year ended December 31, 2013.

Note 2. New Authoritative Accounting Guidance

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

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” changes the criteria for reporting a discontinued operation. Under the new guidance, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This new guidance reduces complexity by removing the complex and extensive implementation guidance and illustrations that are necessary to apply the current definition of a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations that will provide users with more information about the assets, liabilities, revenues and expenses of a discontinued operation and will require pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting, which will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. A public company or not-for-profit organization that has issued or is a conduit bond obligor for securities that are traded, listed, or quoted on an exchange or an over-the-counter market is required to apply the new guidance prospectively to all disposals (or classifications as held for sale) of components of an organization and all business or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance on January 1, 2015 is not expected to have a material effect on the operating results or financial position of the Company.

Note 3. Regulatory Matters

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010, without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in ongoing discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee is required to submit written progress reports to the OCC on a monthly basis. Effective April 10, 2014, the written progress report requirement was changed from monthly to quarterly as of quarter-end March 31, 2014. The Committee has submitted each of the required progress reports with the OCC. The members of the Committee are John P. Moses, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are set forth below with a description of the status of the Bank’s effort to comply with such provisions:

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

The Bank has developed a Strategic Plan that it believes complies with the Order requirements. A three-year Strategic Plan for the period January 1, 2011 to December 31, 2013 was prepared and submitted to the OCC for review. On an annual basis, the Bank prepares an updated and revised Strategic Plan. Strategic Plans for the three-year periods January 1, 2012 to December 31, 2014 and January 1, 2013 to December 31, 2015 were submitted to the OCC for review. The Strategic Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and submitted to the OCC for review in April 2014.

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan (a “Capital Plan”), which must be submitted to the OCC for review and prior determination of no supervisory objection;

The Bank has developed a Capital Plan that it believes complies with the Order requirements to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 13%. This Capital Plan for the period January 1, 2011 through December 31, 2013 and its annual update and revisions for 2012 and 2013 were submitted to the OCC for review. The annual update and revision to the Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and forwarded to the OCC for review in April 2014.

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

The Bank’s total risk-based capital ratio was 13.86% at March 31, 2014, which was above the 13.00% required by the Order. The Bank’s leverage capital ratio was 8.76% at March 31, 2014, which was below the 9.00% required by the Order. The Bank’s total risk-based capital increased 43 basis points, while the Bank’s leverage ratio increased 44 basis points at March 31, 2014 compared to December 31, 2013. The Bank continues to execute its Capital Plan and has engaged an outside financial advisory firm to assist the Bank in taking appropriate actions to achieve and maintain compliance with the capital requirements of the Order. Appropriate actions or combinations of actions may include capital accretion through current earnings, raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, or pursuing other strategic transactions.

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

The Committee completed its review of the Board and the Board committee structure on November 10, 2010 by reviewing the Board Structure Study report completed by an independent consultant engaged by the Committee. The report was forwarded to the OCC on November 24, 2010. The Company is in the process of implementing those recommendations and believes it is in compliance with the requirements of this provision.

The Board completed its assessment of the capabilities of the Bank’s executive officers upon receipt of a management study, completed by an independent consultant (the “Management Study”), on October 13, 2010. The Management Study was forwarded to the OCC on October 29, 2010. The Board of Directors completed a successful search for President and Chief Executive Officer in December 2011. Since the effective date of the Order, other changes have been made to the executive management team related to the size and complexity of the organization. The Board believes that it has prepared or caused to be prepared an assessment of the capabilities of the Bank’s executive officers to perform their past and current duties, including those required to respond to the most recent examination report.

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

The Bank’s Conflict of Interest Policy has been revised to provide comprehensive guidance and a review was conducted of existing relationships to ensure compliance with the Conflict of Interest Policy. The revised policy was approved by the Board on September 29, 2010 and forwarded to the OCC on October 7, 2010. Additional revisions were approved by the Board on April 29, 2011, October 24, 2012, May 22, 2013 and November 14, 2013. The Board believes that is has adopted, implemented and maintained compliance with a comprehensive Conflict of Interest Policy in accordance with the requirements of the provision.

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

The Bank’s written Loan Policy has been revised to improve guidance and control over the Bank’s lending functions. The revised policy was approved by the Board on October 27, 2010. Additional periodic Loan Policy revisions were approved by the Board from November 24, 2010 through April 2014 to for purposes of continued compliance with this provision.

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

In accordance with the requirements of the Order, since the date of the Order, the Bank has not extended any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit that either has been charged off or criticized without the prior approval of the Bank’s Board, or loan committee under specified circumstances, since the date of the Order.

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

(xv) by October 31, 2010, the Board was required to revise and implement the Bank’s Other Than Temporary Impairment Policy;

The Board believes that the Other Than Temporary Impairment Policy has been reviewed and revised so that the quarterly other than temporary impairment (“OTTI”) analysis process identifies and measures OTTI in accordance with GAAP and supervisory guidance, including Financial Accounting Standards Board Accounting Standards Codification 320-10-35 (Recognition and Presentation of Other-than-Temporary Impairments), OCC Bulletin 2009-11 dated April 17, 2009, "Other-than-Temporary Impairment Accounting" and OCC Call Report Instructions.

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

Federal Reserve Agreement. On November 24, 2010, the Company entered into the Agreement with the Reserve Bank. The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement are set forth below with a description of the status of the Company’s efforts to comply with such provisions:

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

The Company has acknowledged the prohibition on incurring, increasing or guaranteeing any debt without the written approval of the Reserve Bank other than permitted borrowings from the Federal Home Loan Bank (“FHLB”). The Company has not incurred, increased or guaranteed any debt since the effective date of the Agreement.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The Capital Plan was submitted to the Reserve Bank on January 11, 2011. The Capital Plan has since been updated at least annually and forwarded to the Reserve Bank. The annual update and revision to the Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed in conjunction with the annual budget and strategic planning initiatives and provided to the Reserve Bank in April 2014.

The Bank’s total risk-based capital ratio was 13.86% at March 31, 2014, which was above the 13% minimum required by the Order. Given the inability to achieve the minimum leverage ratio as stated in the capital requirements of the Order at the Bank level, the Company continues to update the Reserve Bank on a quarterly basis of its plans designed to increase its capital ratios above the Capital Plan minimums.

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

The Company acknowledges the restriction on indemnification and severance payments under Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations. The Company has not made any such indemnification or severance payments since the effective date of the Agreement without obtaining prior regulatory non-objection from the OCC and regulatory concurrence from the FDIC as required by Part 359.

(xiii) the Board must submit written progress reports within 30 days of the end of each calendar quarter.

The Company’s Board has filed each of the required written progress reports with the Reserve Bank since the Agreement was executed.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At March 31, 2014, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to at least 13.00% of risk-weighted assets and a Tier I capital ratio equal to at least 9.00% of adjusted total assets. As of March 31, 2014, the Bank met the 13.00% minimum requirement for the total-risk based capital ratio but did not meet the 9.00% minimum requirement for the Tier I leverage ratio. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below.

The Company’s and the Bank’s actual capital positions and ratios at March 31, 2014 and December 31, 2013 are presented in the following table:

Capital Analysis

	March 31,	December 31,
(in thousands)	2014	2013
Company
Tier I capital:
Total tier I capital	$49,699	$46,165
Tier II capital:
Subordinated notes	24,851	23,085
Allowable portion of allowance for loan losses	8,566	8,462
Total tier II capital	33,417	31,547
Total risk-based capital	83,116	77,712

Total risk-weighted assets	$680,873	$670,894
Total average assets (for Tier I leverage ratio)	$978,912	$980,754

Bank
Tier I capital:
Total tier I capital	$85,740	$81,581
Tier II capital:
Allowable portion of allowance for loan losses	8,560	8,456
Total tier II capital	8,560	8,456
Total risk-based capital	94,300	90,037

Total risk-weighted assets	$680,385	$670,416
Total average assets (for Tier I leverage ratio)	$978,887	$980,747

The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at March 31, 2014 and December 31, 2013:

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2014
Total capital (to risk-weighted assets)
Company	$83,116	12.21%	$	>54,470	>8.00%		N/A	N/A
Bank	$94,300	13.86%	$	>54,431	>8.00%	$	>68,039	>10.00%
Tier I capital (to risk-weighted assets)
Company	$49,699	7.30%	$	>27,235	>4.00%		N/A	N/A
Bank	$85,740	12.60%	$	>27,215	>4.00%	$	>40,823	>6.00%
Tier I capital (to average assets)
Company	$49,699	5.08%	$	>39,156	>4.00%		N/A	N/A
Bank	$85,740	8.76%	$	>39,155	>4.00%	$	>48,944	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2013
Total capital (to risk-weighted assets)
Company	$77,712	11.58%	$	>53,672	>8.00%		N/A	N/A
Bank	$90,037	13.43%	$	>53,633	>8.00%	$	>67,042	>10.00%
Tier I capital (to risk-weighted assets)
Company	$46,165	6.88%	$	>26,836	>4.00%		N/A	N/A
Bank	$81,581	12.17%	$	>26,817	>4.00%	$	>40,225	>6.00%
Tier I capital (to average assets)
Company	$46,165	4.71%	$	>39,230	>4.00%		N/A	N/A
Bank	$81,581	8.32%	$	>39,230	>4.00%	$	>49,038	>5.00%

Note 4. LOANS

The following table summarizes loans receivable, net, by category at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(in thousands)	2014	2013
Residential real estate	$117,560	$114,925
Commercial real estate	225,651	218,524
Construction, land acquisition and development	26,022	24,382
Commercial and industrial	127,753	127,021
Consumer	115,840	118,645
State and political subdivisions	40,810	39,875
Total loans, gross	653,636	643,372
Unearned income	(149)	(143)
Net deferred loan fees and costs	667	668
Allowance for loan and lease losses	(12,589)	(14,017)
Loans, net	$641,565	$629,880

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

The Company originates one- to four-family mortgage loans primarily for sale in the secondary market. During the quarter ended March 31, 2014, the Company sold $2.4 million of one- to four-family mortgages. The Company retains servicing rights on these mortgages.

The Company had $69 thousand and $820 thousand in loans held-for-sale at March 31, 2014 and December 31, 2013, respectively. All loans held for sale are one- to four-family residential mortgage loans.

The Company sold substantially all of its education loans, which are categorized as consumer loans, to a third party during the three months ended March 31, 2014. The education loans had a recorded investment of $2.6 million at the time of sale. The Company recognized a loss of $13 thousand upon the sale of these loans which is included in non-interest income for the three months ended March 31, 2014.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

See Note 2 to the Company’s consolidated financial statements included in the 2013 Form 10-K for information about the risk characteristics related to the Company’s loan segments.

The Company provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

(1)	Specific allowances are established for impaired loans, which are defined by the Company as all loan relationships with an aggregate outstanding balance greater than $100 thousand that are rated substandard and on non-accrual status, rated doubtful or loss, and all troubled debt restructured loans (“TDRs”). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The Company divides its portfolio into loan segments, with loans exhibiting similar characteristics. Loans rated special mention or substandard and accruing, which are embedded in these loan segments, are then separated from these loan segments. These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these specific loans. The Company applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s own historical loss experience based on the loss rate for each segment of loans with similar risk characteristics in its portfolio. In addition, management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical experience, which are discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s operating results or financial condition.

Management makes adjustments for loan losses based on its evaluation of several qualitative and environmental factors, including but not limited to:

•	Changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the Company’s loan portfolio;

•	Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	Changes in the experience, ability and depth of the Company’s lending management and staff;
•	Changes in the quality of the Company's loan review system and the degree of oversight by the Company’s Board of Directors;
•	Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company's current loan portfolio; and
•	Analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

The following table summarizes activity in the ALLL, by loan category, for the three months ended March 31, 2014 and 2013.

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
Three months ended March 31, 2014:
Allowance for loan losses:

Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$14,017
Charge-offs	(9)	-	-	(23)	(237)	-	(269)
Recoveries	8	6	240	63	94	-	411
Provisions (credits)	(172)	(493)	(289)	(549)	9	(76)	(1,570)
Ending balance, March 31, 2014	$2,114	$5,530	$875	$1,812	$1,655	$603	$12,589

Three months ended March 31, 2013:
Allowance for loan losses:

Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536
Charge-offs	(159)	(48)	(110)	(45)	(194)	-	(556)
Recoveries	8	45	5	1,516	143	-	1,717
Provisions (credits)	271	823	(381)	(2,033)	82	14	(1,224)
Ending balance, March 31, 2013	$1,884	$8,882	$1,676	$3,605	$1,739	$687	$18,473

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at March 31, 2014 and December 31, 2013:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$3	$455	$1	$18	$2	$-	$479
Collectively evaluated for impairment	2,111	5,075	874	1,794	1,653	603	12,110
Total	$2,114	$5,530	$875	$1,812	$1,655	$603	$12,589

Loans receivable:
Individually evaluated for impairment	$1,750	$6,684	$304	$129	$546	$-	$9,413
Collectively evaluated for impairment	115,810	218,967	25,718	127,624	115,294	40,810	644,223
Total	$117,560	$225,651	$26,022	$127,753	$115,840	$40,810	$653,636

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$12	$296	$1	$-	$1	$-	$310
Collectively evaluated for impairment	2,275	5,721	923	2,321	1,788	679	13,707
Total	$2,287	$6,017	$924	$2,321	$1,789	$679	$14,017

Loans receivable:
Individually evaluated for impairment	$1,985	$6,626	$306	$-	$316	$-	$9,233
Collectively evaluated for impairment	112,940	211,898	24,076	127,021	118,329	39,875	634,139
Total	$114,925	$218,524	$24,382	$127,021	$118,645	$39,875	$643,372

Credit Quality Indicators – Commercial Loans

Management continuously monitors the credit quality of the Company’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of the Company’s loan receivables.

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

The Company utilizes a loan rating system that assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial loans include commercial indirect auto loans which are not individually risk rated, and construction, land acquisition and development loans include residential construction loans which are also not individually risk rated. These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators – Other Loans” below. The Company risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using its credit grading system as described in “Credit Quality Indicators – Commercial Loans.” The grading system contains the following basic risk categories:

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

The following tables detail the recorded investment in loans receivable by loan category and credit quality indicator at March 31, 2014 and December 31, 2013:

Commercial Credit Quality Indicators
March 31, 2014
	Real Estate
			Construction, Land
	Residential	Commercial	Acquisition and	Commercial and		State and Political
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Subdivisions	Total
Internal risk rating
Pass	$20,739	$200,921	$16,371	$116,101	$2,888	$39,542	$396,562
Special mention	495	11,855	1,361	3,316	-	576	17,603
Substandard	1,272	12,875	6,164	2,287	152	692	23,442
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$22,506	$225,651	$23,896	$121,704	$3,040	$40,810	$437,607

Commercial Credit Quality Indicators
December 31, 2013
	Real Estate
			Construction, Land
	Residential	Commercial	Acquisition and	Commercial and		State and Political
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Subdivisions	Total
Internal risk rating
Pass	$19,050	$191,601	$13,781	$113,048	$2,546	$39,151	$379,177
Special mention	869	12,568	1,361	3,777	-	-	18,575
Substandard	1,347	14,355	6,168	4,525	157	724	27,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$21,266	$218,524	$21,310	$121,350	$2,703	$39,875	$425,028

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools. The following tables present the recorded investment in residential real estate loans, residential construction, land acquisition, and development loans, commercial indirect auto loans, and consumer loans based on payment activity at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$94,064	$990	$95,054
Construction, land acquisition and development - residential	2,126	-	2,126
Commercial - indirect auto	6,049	-	6,049
Consumer	112,624	176	112,800
Total	$214,863	$1,166	$216,029

	December 31, 2013
	Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$92,181	$1,478	$93,659
Construction, land acquisition and development - residential	3,072	-	3,072
Commercial - indirect auto	5,671	-	5,671
Consumer	115,809	133	115,942
Total	$216,733	$1,611	$218,344

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.8 million and $6.4 million at March 31, 2014 and December 31, 2013, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. Loans past due 90 days or more and still accruing interest were $32 thousand and $19 thousand at March 31, 2014 and December 31, 2013, respectively, and consisted of loans that are well secured and are in the process of renewal.

The following tables present the detail, and delinquency status, of past due and non-accrual loans at March 31, 2014 and December 31, 2013:

Performing and Non-Performing Loan Delinquency Status

	March 31, 2014
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$115,675	$610	$29	$-	$116,314
Commercial real estate	220,957	624	-	-	221,581
Construction, land acquisition and development	25,945	32	-	-	25,977
Total real estate	362,577	1,266	29	-	363,872

Commercial and industrial	126,879	636	6	32	127,553

Consumer	114,446	890	309	-	115,645

State and political subdivisions	40,810	-	-	-	40,810
Total performing (accruing) loans	644,712	2,792	344	32	647,880

Non-accrual loans:
Real estate:
Residential real estate	367	152	200	527	1,246
Commercial real estate	4,044	-	-	26	4,070
Construction, land aquisition and development	-	-	-	45	45
Total real estate	4,411	152	200	598	5,361

Commercial and industrial	50	23	-	127	200

Consumer	26	26	36	107	195

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,487	201	236	832	5,756

Total loans receivable	$649,199	$2,993	$580	$864	$653,636

Performing and Non-Performing Loan Delinquency Status
	December 31, 2013
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$112,519	$571	$116	$-	$113,206
Commercial real estate	213,660	629	-	-	214,289
Construction, land acquisition and development	24,259	78	-	-	24,337
Total real estate	350,438	1,278	116	-	351,832

Commercial and industrial	126,441	232	125	19	126,817

Consumer	116,710	1,420	362	-	118,492

State and political subdivisions	39,875	-	-	-	39,875
Total peforming (accruing) loans	633,464	2,930	603	19	637,016

Non-accrual loans:
Real estate:
Residential real estate	570	73	51	1,025	1,719
Commercial real estate	4,183	52	-	-	4,235
Construction, land acquisition and development	-	-	45	-	45
Total real estate	4,753	125	96	1,025	5,999

Commercial and industrial	181	-	23	-	204

Consumer	14	31	16	92	153

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,948	156	135	1,117	6,356

Total loans receivable	$638,412	$3,086	$738	$1,136	$643,372

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2014 and December 31, 2013. Non-accrual loans, other than TDRs, with aggregate loan relationship balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold, that were evaluated under ASC Topic 450 amounted to $1.1 million at March 31, 2014 and December 31, 2013.

	March 31, 2014
		Unpaid
(in thousands)	Recorded Investment	Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$717	$800	$-
Commercial real estate	4,134	4,594	-
Construction, land acquisition and development	-	-	-
Total real estate loans	4,851	5,394	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	4,851	5,394	-

With a related allowance recorded:
Real estate:
Residential real estate	1,033	1,033	3
Commercial real estate	2,550	2,550	455
Construction, land acquisition and development	304	304	1
Total real estate loans	3,887	3,887	459

Commercial and industrial	129	129	18

Consumer	546	546	2

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,562	4,562	479

Total impaired loans:
Real estate:
Residential real estate	1,750	1,833	3
Commercial real estate	6,684	7,144	455
Construction, land acquisition and development	304	304	1
Total real estate loans	8,738	9,281	459

Commercial and industrial	129	129	18

Consumer	546	546	2

State and political subdivisions	-	-	-
Total impaired loans	$9,413	$9,956	$479

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,043	$1,125	$-
Commercial real estate	4,060	4,435	-
Construction, land acquisition and development	-	-	-
Total real estate loans	5,103	5,560	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,103	5,560	-

With a related allowance recorded:
Real estate:
Residential real estate	942	946	12
Commercial real estate	2,566	2,566	296
Construction, land acquisition and development	306	306	1
Total real estate loans	3,814	3,818	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,130	4,134	310

Total impaired loans:
Real estate:
Residential real estate	1,985	2,071	12
Commercial real estate	6,626	7,001	296
Construction, land acquisition and development	306	306	1
Total real estate loans	8,917	9,378	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans	$9,233	$9,694	$310

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship of greater than $100,000 and performing TDRs, amounted to $9.4 million and $9.2 million at March 31, 2014 and December 31, 2013, respectively. The related allowance on impaired loans was $0.5 million and $0.3 million as of March 31, 2014 and December 31, 2013, respectively.

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Residential real estate	$1,790	$14	$2,168	$2
Commercial real estate	6,628	31	10,875	93
Construction, land acquisition and development	304	4	1,013	9
Total real estate	8,722	49	14,056	104

Commercial and industrial	129	-	-	-

Consumer	457	4	-	-

State and political subdivisions	-	-	-	-
Total impaired loans	$9,308	$53	$14,056	$104

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans for the quarter ended on March 31, 2014 and 2013 in accordance with their original terms approximated $103 thousand and $200 thousand, respectively.

Troubled Debt Restructured Loans

TDRs at March 31, 2014 and December 31, 2013 were $8.7 million and $8.1 million, respectively. Accruing and non-accruing TDRs were $4.8 million and $3.9 million, respectively at March 31, 2014 and $4.0 million and $4.1 million, respectively at December 31, 2013. Approximately $461 thousand and $301 thousand in specific reserves have been established for these loans as of March 31, 2014 and December 31, 2013, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by loan category during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructuring:
Residential real estate	2	$183	$240	-	$-	$-
Commercial real estate	4	238	238	1	477	477
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	1	135	135	-	-	-
Total new troubled debt restructurings	7	$556	$613	1	$477	$477

The seven loans modified as TDRs during the three months ended March 31, 2014 increased the ALLL by $1 thousand at March 31, 2014.

The following tables present the types of modifications made during the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014
	Residential	Commercial
(in thousands)	Real Estate	Real Estate	Consumer	Total
Type of modification:
Extension of term	$-	$238	$135	$373
Extension of term and capitalization of taxes	240	-	-	240
Total modifications	$240	$238	$135	$613

	Three months ended March 31, 2013
	Residential	Commercial
(in thousands)	Real Estate	Real Estate	Consumer	Total
Type of modification:
Principal forbearance	$-	$477	$-	$477
Total modifications	$-	$477	$-	$477

There were no TDRs which re-defaulted (defined as past due 90 days) during the three months ended March 31, 2014 and 2013 and for which the payment re-default occurred within one year of the modification.

Note 5. Other Real Estate Owned

The following table presents the composition of OREO at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(in thousands)	2014	2013
Land/lots	$2,780	$3,549
Commercial real estate	615	647
Residential real estate	27	50
Total other real estate owned	$3,422	$4,246

The following table presents the activity in OREO for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
(in thousands)	2014	2013
Balance, January 1,	$4,246	$3,983
Loans transferred to OREO	-	-
Valuation adjustments	(53)	-
Carrying value of OREO sold	(771)	(73)
Balance, March 31,	$3,422	$3,910

The following table details the components of net expense of OREO for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Insurance	$27	$35
Legal fees	9	33
Maintenance	10	25
Professional fees	10	14
Real estate taxes	49	56
Utilities	3	7
Other	5	55
Impairment charges	53	-
Total expense	166	225
Income from the operation of foreclosed properties	(3)	(7)
Net expense of OREO	$163	$218

Note 6. Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent. The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities at March 31, 2014 and December 31, 2013:

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$18,873	$126	$8	$18,991
Obligations of state and political subdivisions	69,836	2,646	1,058	71,424
Government-sponsored agency:
Collateralized mortgage obligations	35,527	37	465	35,099
Residential mortgage-backed securities	108,266	373	993	107,646
Corporate debt securities	500	-	83	417
Equity securities	1,010	-	56	954
Total available-for-sale securities	$234,012	$3,182	$2,663	$234,531

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$79,488	$1,422	$2,856	$78,054
Government-sponsored agency:
Collateralized mortgage obligations	35,906	46	1,153	34,799
Residential mortgage-backed securities	91,648	98	2,090	89,656
Corporate debt securities	500	-	93	407
Equity securities	1,010	-	59	951
Total available-for-sale securities	$208,552	$1,566	$6,251	$203,867

Held-to-maturity:
Obligations of state and political subdivisions	$2,308	$116	$-	$2,424

At March 31, 2014 and December 31, 2013, securities with a carrying amount of $232.7 million and $204.2 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of the Company’s available-for-sale debt securities at March 31, 2014 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2014
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$450	$437
After one year through five years	-	-
After five years through ten years	38,604	39,242
After ten years	50,155	51,153
Collateralized mortgage obligations	35,527	35,099
Residential mortgage-backed securities	108,266	107,646
Total	$233,002	$233,577

Gross proceeds from the sale of available-for-sale securities were $11.1 million and $17.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively, with gross gains of $1.2 million and $0.8 million, respectively realized upon the sales. The Company sold its entire held-to-maturity portfolio consisting of four obligations of states and political subdivisions with an aggregate amortized cost of $2.3 million in January, 2014. Gross proceeds received from the sale of the held-to-maturity portfolio were $2.7 million for the three months ended March 31, 2014, with gross gains of $0.4 million realized upon the sale. The four securities were zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit risk within the investment portfolio.

The following tables indicate the length of time that individual securities available-for-sale and held-to-maturity have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of US government agencies	2	$7,784	$8	-	$-	$-	2	$7,784	$8
Obligations of state and policitical subdivisions	13	7,675	524	14	4,403	534	27	12,078	1,058
Government sponsored agency:
Collateralized mortgage obligations	4	10,588	453	1	781	12	5	11,369	465
Residential mortgage-backed securities	10	61,221	960	2	7,041	33	12	68,263	993
Corporate debt securities	-	-	-	1	417	83	1	417	83
Equity Securities	-	-	-	1	944	56	1	944	56
Total	29	$87,268	$1,945	19	$13,586	$718	48	$100,855	$2,663

	December 31, 2013
	Less than 12 Months			12 Months or Greater			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Obligations of state and political subdivisions	58	$33,835	$1,837	18	$4,756	$1,019	76	$38,591	$2,856
Government-sponsored agency:
Collateralized mortgage obligations	11	31,683	1,139	1	833	14	12	32,516	1,153
Residential mortgage-backed securities	13	79,046	1,961	2	7,506	129	15	86,552	2,090
Corporate debt securities	-	-	-	1	407	93	1	407	93
Equity securities	-	-	-	1	941	59	1	941	59
Total	82	$144,564	$4,937	23	$14,443	$1,314	105	$159,007	$6,251

Substantially all of the Company’s securities portfolio is comprised of debt securities, specifically single-maturity bonds of U.S. government agencies, obligations of states and political subdivisions, and residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations (“CMOs”) of U.S. government-sponsored agencies. The Company held 48 securities that were in an unrealized loss position at March 31, 2014. Substantially all of the unrealized losses relate to debt securities.

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

Management performed a review of the fair values of all securities at March 31, 2014 and determined that movements in the values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that OTTI did not exist at March 31, 2014. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at March 31, 2014 represents OTTI. The unrealized losses reported for obligations of U.S. government agencies, residential mortgage-backed securities and CMOs relate entirely to securities issued by FHLB, GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There were two obligations of state and political subdivisions that were either non-rated or had a rating below A. However, according to the independent credit analysis, these two bonds were considered investment grade.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $3.9 million and $3.5 million at March 31, 2014 and December 31, 2013, respectively. FRB stock of $1.3 million is included in Other Assets at March 31, 2014 and December 31, 2013. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at March 31, 2014.

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs, government- sponsored agency residential mortgage-backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company. The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

The Company owned one security issued by a state and political subdivision that was valued using level 3 inputs. This security had an amortized cost of $450 thousand and $595 thousand at March 31, 2014 and December 31, 2013, respectively. This security had a credit rating that was either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities was inactive at both March 31, 2014 and December 31, 2013. This security was historically priced using Level 2 inputs. The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for this investment security at the measurement dates. Broker pricing and bid/ask spreads are very limited for this security. At March 31, 2014 and December 31, 2013, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

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

Restricted Stock

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

Assets measured at fair value on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value Measurements at March 31, 2014
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$18,991	$-	$18,991	$-
Obligations of state and political subdivisions	71,424	-	70,987	437
Government-sponsored agency:
Collateralized mortgage obligations	35,099	-	35,099	-
Residential mortgage-backed securities	107,646	-	107,646	-
Corporate debt securities	417	-	417	-
Equity securities	954	954	-	-
Total available-for-sale securities	$234,531	$954	$233,140	$437

	Fair Value Measurements at December 31, 2013
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of state and political subdivisions	$78,054	$-	$77,483	$571
Government-sponsored agency:
Collateralized mortgage obligations	34,799	-	34,799	-
Residential mortgage-backed securities	89,656	-	89,656	-
Corporate debt securities	407	-	407	-
Equity securities	951	951	-	-
Total available-for-sale securities	$203,867	$951	$202,345	$571

The following tables present a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2014 and 2013:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	State and Political Subdivisions
	Three Months Ended March 31,
(in thousands)	2014	2013
Balance at January 1,	$571	$1,739
Amortization	-	-
Accretion	-	-
Purchases	-	-
Paydowns	(145)	(140)
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	11	5
Balance at March 31,	$437	$1,604

There were no transfers between levels within the fair value hierarchy during the periods ended March 31, 2014 and 2013.

Assets measured at fair value on a non-recurring basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis:

Fair Value Measurements at March 31, 2014
		Quoted Prices in	Significant	Significant
		Active	Other	Other
		markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$4,914	$-	$-	$4,914
Other real estate owned	$684	$-	$-	$684

Fair Value Measurements at December 31, 2013
		Quoted Prices in	Significant	Significant
		Active	Other	Other
		markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,229	$-	$-	$5,229
Other real estate owned	$3,931	$-	$-	$3,931

(1)	Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

Collateral-dependent impaired loans are classified as Level 3 assets and the estimated fair value of the collateral is based on the appraised value or other reasonable offers less estimated costs to sell. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off. The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

OREO properties are recorded at fair value less the estimated cost to sell at the date of the Company’s acquisition of the property. Subsequent to the Company’s acquisition, the balance may be written down further. It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans and OREO, and estimate fair value using those appraisals. Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.

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

The following table summarizes the estimated fair values of the Company’s financial instruments at March 31, 2014 and at December 31, 2013:

	Fair Value	March 31, 2014		December 31, 2013
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$37,980	$37,980	$103,556	$103,556
Securities available for sale	See previous table	234,531	234,531	203,867	203,867
Securities held to maturity	Level 2	-	-	2,308	2,424
FHLB and FRB Stock	Level 2	3,892	3,892	3,496	3,496
Loans held for sale	Level 2	69	69	820	820
Loans, net	Level 3	641,565	644,908	629,880	632,536
Accrued interest receivable	Level 2	2,590	2,590	2,191	2,191
Mortgage servicing rights	Level 3	478	978	529	990

Financial liabilities
Deposits	Level 2	835,207	837,204	884,698	887,056
Borrowed funds	Level 2	69,844	73,341	62,433	65,642
Accrued interest payable	Level 2	9,300	9,300	8,732	8,732

Note 8.  Earnings per Share

For the Company, the numerator of both the basic and diluted earnings per common share is net income available to common shareholders (which is equal to net income less dividends on preferred stock and related discount accretion). The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the Company, common share equivalents are outstanding stock options to purchase the Company’s common shares and unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
(in thousands, except share data)	2014	2013
Net income	$3,513	$1,731

Basic weighted-average number of common shares outstanding	16,471,569	16,457,169
Plus: Common share equivalents	866	-
Diluted weighted-average number of common shares outstanding	16,472,435	16,457,169

Income per common share:
Basic	$0.21	$0.11
Diluted	$0.21	$0.11

Common share equivalents, in the table above, exclude stock options of 77,937 for the three months ended March 31, 2014 and 129,170 stock options for the three months ended March 31, 2013 with exercise prices that exceed the average market price of the Company’s common shares during the periods presented. Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.

Note 9. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31, 2014
	Amount
	Reclassified from
	Accumulated
	Other
	Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(1,200)	Net gain on sale of securities
Taxes	408	Income taxes
Net of tax amount	$(792)

	Three Months Ended March 31, 2013
	Amount
	Reclassified from
	Accumulated
	Other
	Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(842)	Net gain on sale of securities
Taxes	286	Income taxes
Net of tax amount	$(556)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Beginning balance	$(3,092)	$6,698
Other comprehensive income (loss) before reclassifications	4,227	(1,282)
Amounts reclassified from accumulated other comprehensive income (loss)	(792)	(556)
Net other comprehensive income (loss) during the period	3,435	(1,838)
Ending balance	$343	$4,860

Note 10. Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, as well as repayments during the three months ended March 31, 2014 and 2013:

	March 31,
(in thousands)	2014	2013
Outstanding at beginning of the year	$32,506	$33,296
New loans and advances	13,974	12,188
Repayments / reductions	(9,799)	(10,853)
Other (1)	-	(256)
Outstanding at end of period	$36,681	$34,375

(1) "Other" represents loans to related parties that ceased being related parties during the period.

At March 31, 2014, loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements totaled $90 thousand.

Included in related party loans is a commercial line of credit with a company owned by a director with a total aggregate balance of $10.0 million at March 31, 2014. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $4.0 million is outstanding. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2014 and December 31, 2013 amounted to $99.4 million and $115.5 million, respectively. Interest paid on the deposits amounted to $23 thousand and $35 thousand for the three months ended on March 31, 2014 and 2013, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments for these services of $0.5 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $10.0 million at both March 31, 2014 and December 31, 2013. There was no interest paid to directors on these notes for the three months ended on March 31, 2014 and 2013. Interest accrued and unpaid on the notes totaled $3.3 million at March 31, 2014.

Note 11. Stock Compensation Plans

On August 30, 2000, the Company’s Board adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options may be granted to key officers and other employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan become exercisable six months after the date the options are awarded and expire ten years after the award date. Upon exercise, the shares are issued from the Company’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Therefore, no further grants will be made under the plan.

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

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in the three months ended March 31, 2014 and 2013.

The following table summarizes the status of the Company’s stock option plans:

	Three Months Ended March 31,
	2014		2013

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1.	82,598	$15.98	129,170	$14.26
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(4,661)	16.05	-	-
Outstanding at March 31,	77,937	$15.98	129,170	$14.26
Options exercisable at March 31,	77,937	$15.98	129,170	$14.26
Weighted average fair value of options granted during the period		$-		$-
Stock-based compensation expense		$-		$-

At March 31, 2014 and 2013 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at March 31, 2014:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.81 - $23.13	77,937	3.2	$15.98	77,937	$15.98

On November 28, 2012, the Board of Directors adopted the 2012 Employee Stock Grant Plan (the “2012 Stock Grant Plan”) under which shares of common stock not to exceed 16,000 were authorized to be granted to employees. On December 17, 2012, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 15,050 shares granted under the 2012 Stock Grant Plan at a fair value of $3.05 per share. On November 27, 2013, the Board of Directors adopted the 2013 Employee Stock Grant Plan (the “2013 Stock Grant Plan”) under which shares of common stock not to exceed 15,000 were authorized to be granted to employees. On December 2, 2013, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 14,400 shares granted under the 2013 Stock Grant Plan at a fair value of $4.26 per share. The total cost of these grants, which was included in salary expense in the Consolidated Statements of Operations, amounted to $61 thousand and $46 thousand for the years ended December 31, 2013 and 2012, respectively. No additional shares were granted under either plan.

The Board of Directors, upon the recommendation of the Compensation Committee, formally adopted a Long-Term Incentive Compensation Plan (“LTIP”) on October 23, 2013. The LTIP was ratified at the 2013 Annual Shareholders Meeting on December 23, 2013. The LTIP is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. At March 31, 2014, there were 1,154,250 shares of common stock available for award under the LTIP. For the three months ended March 31, 2014, stock-based compensation expense totaled $10 thousand and was included in salaries and employee benefits expense in the Consolidated Statements of Operations. Total unrecognized compensation expense related to unvested restricted stock awards at March 31, 2014 was $297 thousand.

The following table the status of the Company’s unvested restricted stock awards at March 31, 2014 and changes during the three months ended March 31, 2014:

Three Months Ended March 31,
2014
Weighted-
Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at January 1,	-	$-
Awards granted	45,750	6.70
Forfeitures	-	-
Vestings	-	-
Unvested at March 31,	45,750	$6.70

Note 12. Contingencies

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance therewith, the Company had recorded a $5.0 million liability for this indemnification at March 31, 2014, which is included in other liabilities. The Company netted the income related to the receipt of the $5.0 million Settlement payment and the $5.0 million expense associated with recording the liability to indemnify the Individual Defendants and therefore there was no effect on the operating results of the Company for the three months ended March 31, 2014. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to the fees and costs of the plaintiff’s attorneys, and paid $2.5 million as partial indemnification to the Individual Defendants.

There have been no changes in the status of the other litigation disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

We are in the business of providing customary retail and commercial banking services to individuals and businesses. Our core market is Northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”), in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that the Company periodically files with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2013.

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

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on the consolidated statements of financial condition or results of operations. See Note 6-“Securities” and Note 7-“Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the Company’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity and available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for the three months ended March 31, 2014 and 2013 within the consolidated statements of operations.

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

The Company records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available evidence to determine the amount of deferred tax assets that will more-likely-than-not be realized. The available evidence used in connection with these assessments includes taxable income in current and prior periods, cumulative losses in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. Management’s assumptions and estimates take into consideration its interpretation of tax laws and possible outcomes of current and future audits conducted by tax authorities. These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2014 and December 31, 2013, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

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

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” changes the criteria for reporting a discontinued operation. Under the new guidance, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This new guidance reduces the complexity by removing the complex and extensive implementation guidance and illustrations that are necessary to apply the current definition of a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations that will provide users with more information about the assets, liabilities, revenues and expenses of a discontinued operation and will require pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting, which will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. Public companies and not-for-profit organizations that have issued or is a conduit bond obligor for securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the new guidance prospectively to all disposals (or classifications as held for sale) of components of an organization and all business or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance on January 1, 2015 is not expected to have a material effect on the operating results or financial position of the Company.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

Management continued to take proactive measures in order to reduce risk, improve asset quality and strengthen the Company’s and the Bank’s capital positions. In addition to these strategies, management focused on improving efficiency through profit enhancement initiatives aimed at developing new sources of non-interest revenue, reducing the level of non-interest expense, improving processes and reevaluating current staffing requirements.

In the third quarter of 2013, the Company entered into a Branch Purchase and Deposit/Loan Assumption Agreement (the “Branch Purchase Agreement”) with ESSA Bank and Trust (“ESSA”) for ESSA to acquire certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both located in Monroe County, Pennsylvania. Pursuant to this transaction, which closed on January 24, 2014, the Bank sold deposits of $8.8 million, real and personal property of $2.5 million and loans of $1.1 million. The Company realized a net gain on the branch divesture of $607 thousand, which is included in non-interest income in the Consolidated Statements of Operations for the three months ended March 31, 2014.

The Company recorded net income of $3.5 million, or $0.21 per diluted common share, for the three months ended March 31, 2014, compared to net income of $1.7 million, or $0.11 per diluted common share for the same three months of 2013. The $1.8 million improvement in earnings was due primarily to a $1.0 million increase in non-interest income, an increase in the credit for loan and lease losses of $346 thousand, a decrease in non-interest expense of $314 thousand and an increase in net interest income of $198 thousand. Annualized return on average assets and return on average equity were 1.44% and 37.92%, respectively, for the three months ended March 31, 2014, compared to 0.73% and 18.78%, respectively, for three months ended March 31, 2013. The Company did not pay any dividends during the three months ended March 31, 2014 and 2013.

Total assets decreased $29.7 million, or 3.0%, to $974.1 million at March 31, 2014 from $1.0 billion at December 31, 2013. The balance sheet reduction reflected a $65.6 million decrease in cash and cash equivalents, which was due primarily to a $49.5 million decrease in total deposits. Loans, net of deferred loan origination fees and costs, unearned income and the ALLL grew $11.7 million, or 1.9%, while available-for-sale investment securities increased $30.7 million, or 15.0%.

Total deposits decreased $49.5 million, or 5.6%, to $835.2 million at March 31, 2014 as compared to $884.7 million at December 31, 2013. During the same period, non-interest-bearing demand deposits decreased $30.5 million, or 19.4%, and interest-bearing deposits decreased $19.0 million, or 2.6%. The decrease in deposits reflected cyclical deposit trends related to the receipt of tax monies of the Company’s municipal customers, the sale of the Monroe County branches and continued runoff of certificates of deposit due to the sustained low interest rate environment. The Company’s borrowings with the FHLB increased $7.4 million, or 27.3%, to $34.5 million at March 31, 2014 from $27.1 million at December 31, 2013.

Total shareholders’ equity increased $6.9 million, or 20.5%, to $40.5 million at March 31, 2014 from $33.6 million at December 31, 2013. The capital improvement resulted primarily from net income of $3.5 million, coupled with a $3.4 million increase in accumulated other comprehensive income, which resulted primarily from appreciation in the fair value of available-for-sale securities offset by the tax impact of the appreciation.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance therewith, the Company had recorded a $5.0 million liability for this indemnification at March 31, 2014, which is included in other liabilities. The Company netted the income related to the receipt of the $5.0 million Settlement payment and the $5.0 million expense associated with recording the liability to indemnify the Individual Defendants and therefore there was no effect on the operating results of the Company for the three months ended March 31, 2014. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to the fees and costs of the plaintiff’s attorneys, and paid $2.5 million as partial indemnification to the Individual Defendants.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income - interest and fees on interest-earning assets, and (ii) interest expense - interest paid on the Company’s deposits and borrowed funds. Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates. Net interest income on a tax-equivalent basis increased $47 thousand comparing the three-month periods ending March 31, 2014 and 2013. Despite the slight increase in tax-equivalent income, the Company’s tax-equivalent net interest margin for the three months ended March 31, fell 17 basis points to 3.10% in 2014 from 3.27% in 2013. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The margin decrease was primarily due to lower yields on earning assets, coupled with an increase in average earning assets, which was partially mitigated by a decrease in average funding costs. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 2.98% for the three months ended March 31, 2014, a decrease of 17 basis points compared to 3.15% for the same period of 2013.

Interest income on a tax equivalent basis decreased $237 thousand to $8.7 million for the three-month period ended March 31, 2014 compared to $8.9 million in 2013. The decrease resulted from a 34 basis point decrease in the tax-equivalent yield on average earning assets from 4.13% in 2013 to 3.79% in 2014, which negatively impacted tax-equivalent interest income by $581 thousand. Specifically, the tax-equivalent yield on average securities fell 71 basis points, while the tax-equivalent yield on average loans decreased 36 basis points. With respect to investment securities, the Company sold certain tax-free municipal bonds in an effort to reduce potential concentration and credit risk within the portfolio and increased its holdings of U.S. government-sponsored agency bonds and mortgage-backed securities. The decrease in loan yields reflected the Company’s asset/liability strategy which focused on originating loans with adjustable interest rates in order to position the balance sheet to react favorably to a rise in market interest rates. Partially mitigating the decrease in tax-equivalent interest income due to decline in yield was a $52.8 million, or 6.1%, increase in average earning assets to $914.2 million for the three months ended March 31, 2014 from $861.4 million for the same three-month period of 2013, which resulted in an increase to interest income of $344 thousand. Specifically, the average balances of loans and investment securities grew $43.2 million and $28.0 million, respectively. These increases were partially offset by an $18.4 million decrease in average interest-bearing deposits in other banks and federal funds sold.

Interest expense for the three months ended March 31, 2014 decreased $284 thousand to $1.6 million from $1.9 million for the same three months of 2013. The reduction in interest expense largely reflected an 18 basis point reduction in the cost of funds from 0.98% in 2013 to 0.80% in 2014, which led to a decrease in interest expense of $437 thousand due to changes in rate. Specifically, the Company’s cost of deposits decreased 15 basis points, while its borrowing costs decreased 168 basis points. Partially offsetting the decrease in funding costs was a $25.9 million, or 3.4%, increase in average interest-bearing liabilities to $784.7 million for the first quarter of 2014 from $758.8 million for the same quarter of 2013. The increase in average interest-bearing liabilities resulted in a $153 thousand increase in interest expense due to volume. Total deposits averaged $9.5 million higher than the first quarter of 2013, while average borrowings increased $16.4 million over the same period of 2013. The increase in average total deposits reflected increases in interest-bearing demand, savings and time deposits over $100 thousand of $19.6 million, $3.4 million and $15.5 million, respectively. Partially offsetting these increases was a $29.0 million decrease in the average balance of other time deposits. The Company did not aggressively compete for time deposits. Longer-term time deposits that matured were repositioned into short-term products whenever possible.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table presents certain information about the Company’s consolidated statements of financial condition and consolidated statements of operations for the three month periods ended March 31, 2014 and 2013, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	March 31, 2014			March 31, 2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$610,513	$6,160	4.04%	$573,833	$6,277	4.38%
Loans-tax free (4)	41,709	506	4.85%	35,169	500	5.69%
Total loans (1)(2)	652,222	6,666	4.09%	609,002	6,777	4.45%
Securities-taxable	165,937	914	2.20%	116,187	574	1.98%
Securities-tax free	59,975	1,050	7.00%	81,727	1,500	7.34%
Total securities (1)(5)	225,912	1,964	3.48%	197,914	2,074	4.19%
Interest-bearing deposits in other banks and federal funds sold	36,018	23	0.26%	54,466	39	0.29%
Total earning assets	914,152	8,653	3.79%	861,382	8,890	4.13%
Non-earning assets	78,270			100,955
Allowance for loan and lease losses	(14,130)			(19,177)
Total assets	$978,292			$943,160

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	331,144	112	0.14%	311,587	159	0.20%
Savings deposits	87,631	15	0.07%	84,200	26	0.12%
Time deposits over $100,000	160,149	306	0.76%	144,633	317	0.88%
Other time deposits	139,968	432	1.23%	168,943	616	1.46%
Total interest-bearing deposits	718,892	865	0.48%	709,363	1,118	0.63%
Borrowed funds and other interest-bearing liabilities	65,846	708	4.30%	49,429	739	5.98%
Total interest-bearing liabilities	784,738	1,573	0.80%	758,792	1,857	0.98%
Demand deposits	132,712			125,394
Other liabilities	23,785			22,102
Shareholders' equity	37,057			36,872
Total liabilities and shareholders' equity	$978,292			$943,160
Net Interest Income/Interest
Rate Spread (6)		7,080	2.98%		7,033	3.15%
Tax equivalent adjustment		(529)			(680)
Net interest income as reported		$6,551			$6,353

Net interest margin (7)			3.10%			3.27%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

The following table summarizes the effect that changes in volumes of earning assets and interest-bearing liabilities and the interest rates earned and paid on these assets and liabilities have on net interest income. The net change or mix component attributable to the combined impact of rate and volume changes has been allocated proportionately to the change due to volume and the change due to rate.

	March 31,
	2014 vs. 2013
	Increase (Decrease)
	Due to	Due to	Total
(in thousands)	Volume	Rate	Change
Interest Income:
Loans - taxable	$387	$(504)	$(117)
Loans - tax free	85	(79)	6
Total loans	472	(583)	(111)
Securities - taxable	268	72	340
Securities - tax free	(384)	(66)	(450)
Total securities	(116)	6	(110)
Interest-bearing deposits in other banks and federal funds sold	(12)	(4)	(16)
Total interest income	344	(581)	(237)

Interest Expense:
Interest-bearing demand deposits	9	(56)	(47)
Savings deposits	1	(12)	(11)
Time deposits over $100,000	32	(43)	(11)
Other time deposits	(97)	(87)	(184)
Total interest-bearing deposits	(55)	(198)	(253)
Borrowed funds and other interest-bearing liabilities	208	(239)	(31)
Total interest expense	153	(437)	(284)
Net interest income	$191	$(144)	$47

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL by considering underlying borrower financial performance and collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management used in making its evaluation of the ALLL. The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A credit to loan and lease losses reflects the reversal of amounts previously charged to the ALLL.

The Company recorded a credit for loan and lease losses of $1.6 million for the three month period ended March 31, 2014, compared to a credit of $1.2 million for the three months ended March 31, 2013. The release of reserves in the first quarter of 2014 reflected the continued improvement in asset quality metrics, reductions in historical loss and qualitative factors and net recoveries on previously charged-off loans.

Non-interest Income

For the three months ended March 31, 2014, non-interest income totaled $3.5 million, an increase of $1.0 million, from $2.5 million for the three months ended March 31, 2013. The 40.4% improvement resulted from an increase in net gains from the sale of securities and a gain on branch divestures during the quarter. Net gains on the sale of securities amounted to $1.6 million for the first quarter of 2014, compared to $842 thousand for the same quarter of 2013. Also favorably affecting non-interest income was a gain on the divesture of the Company’s Monroe County branch offices of $0.6 million, which resulted from the Branch Purchase Agreement with ESSA as discussed above. Partially offsetting these increases was a $0.3 million decrease in other income due to the settlement of an insurance claim in the first quarter of 2013.

Non-interest Expense

Non-interest expense totaled $8.0 million for the three month period ended March 31, 2014, compared to $8.3 million for the same period in 2013. The $0.3 million, or 3.8%, decrease was due primarily to reductions in loan collection expenses and professional fees. Loan collection expenses declined $198 thousand, or 87.2%, as the Company’s level of non-performing assets and loan delinquencies continued to improve. Professional fees declined $101 thousand, or 18.3%, as the Company continued to reduce its reliance on outside consultants and focused on managing controllable expenses.

Provision for Income Taxes

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence. In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business. In particular, characteristics such as taxable income in current and prior periods, cumulative losses in prior periods, projected future taxable income, levels of capital and reserves, ability to absorb potential losses, and projected future reversals of deferred tax items. Management’s assumptions and estimates also take into consideration its interpretation of tax laws and possible outcomes of current and future audits conducted by tax authorities.

The Company recorded a provision for income taxes in the amount of $70 thousand for the three months ended March 31, 2014. The provision is related solely to an estimate for alternative minimum tax (“AMT”). There was no provision for income taxes recorded for the three months ended March 31, 2013.

The net deferred tax asset before consideration of a valuation allowance was $34.1 million at March 31, 2014 and $34.5 million at December 31, 2013. At both dates, the Company’s consolidated statements of financial condition reflected a full valuation allowance. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009. To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense only once the Company can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

FINANCIAL CONDITION

Assets

Total assets decreased $29.7 million, or 2.96%, to $974.1 million at March 31, 2014 from $1.0 billion at December 31, 2013. The decrease resulted primarily from a decrease in cash and cash equivalents related to a $49.5 million reduction in deposits. The Company experienced favorable loan demand, which resulted in an $11.7 million increase in loans, net of unearned income and the ALLL. Available-for-sale securities increased $30.7 million as management invested available liquidity. Cash and cash equivalents declined $65.6 million, while total borrowed funds, specifically with the FHLB of Pittsburgh, increased $7.4 million when comparing March 31, 2014 to December 31, 2013.

As discussed above, in the third quarter of 2013, the Company entered into the Branch Purchase Agreement with ESSA for ESSA to acquire certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both located in Monroe County, Pennsylvania. Pursuant to this transaction, which closed on January 24, 2014, the Company sold deposits of $8.8 million, real and personal property of $2.5 million and loans of $1.1 million. The Company realized a net gain on the branch divesture of $607 thousand, which is included in non-interest income in the Consolidated Statements of Operations for the three months ended March 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents decreased $65.6 million, or 63.3%, during the three months ended March 31, 2014 to $38.0 million from $103.6 million at December 31, 2013. The decrease resulted primarily from a $49.5 million decrease in total deposits, coupled with increases in cash used for loans and purchases of loans and available-for-sale securities of $11.7 million and $30.7 million, respectively. The Company did not pay any dividends during the quarter ended March 31, 2014 as it suspended paying dividends to conserve capital and comply with regulatory requirements.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and provides a source of interest income to increase our profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investment securities at the time of purchase. The decision to purchase or sell investment securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh and FRB stocks, are carried at cost. FRB stock is included in other assets.

At March 31, 2014, the Company’s investment portfolio was comprised principally of U.S. government-sponsored agencies, including residential mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and taxable and tax-exempt obligations of state and political subdivisions and obligations. Other than the obligations of U.S. government-sponsored agencies, there was one security issuer, St. Clair County, IL School District, whose aggregate carrying value of securities held by the Company exceeded 10.0% of shareholders’ equity as of March 31, 2014. The aggregate carrying value of the securities of this issuer was $4.2 million at March 31, 2014.

The following table sets forth the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at the dates indicated:

	March 31,	December 31,
(in thousands)	2014	2013
Available-for-sale securities
Obligations of U.S. government agencies	$18,991	$-
Obligations of state and political subdivisions	71,424	78,054
Government-sponsored agency:
Collateralized mortgage obligations	35,099	34,799
Residential mortgage-backed securities	107,646	89,656
Corporate debt securities	417	407
Equity securities	954	951
Total	$234,531	$203,867

Held-to-maturity securities
Obligations of state and political subdivisions	$-	$2,308

The Company sold 19 of its obligations of state and political subdivisions during the three months ended March 31, 2014. During the first quarter of 2014, the Company sold its entire holdings of held-to-maturity securities comprised of four zero-coupon obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million in January, 2014. Gross proceeds received from the sale of the held-to-maturity portfolio were $2.7 million for the three months ended March 31, 2014, with gross gains of $0.4 million realized upon the sale. The four obligations were bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit and concentration risk within the investment portfolio. The remaining 15 obligations had an aggregate amortized cost of $9.9 million. The Company realized a gain of $1.2 million on the sale of available-for-sale securities. The gains on the sale of available-for-sale and held-to-maturity securities were included in non-interest income in the consolidated statements of operations for the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company purchased ten securities totaling $37.1 million. Specifically, purchases included $18.3 million in holdings of home equity conversion mortgages and $18.8 million of single-maturity bonds of U.S. government-sponsored agencies.

The following table sets forth the maturities of available-for-sale securities at March 31, 2014 and the weighted-average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security:

	March 31, 2014
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6 - 10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities (3)	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$18,991	$-	$-	$-	$18,991
Yield			2.65%				2.65%
Obligations of state and political subdivisions (1)	437	-	20,251	50,736	-	-	71,424
Yield	6.35%		4.30%	6.94%			6.19%
Government-sponsored agencies:
Collateralized mortgage obligations	-	-	-	-	35,099	-	35,099
Yield					2.52%		2.52%
Residential mortgage-backed securities:	-	-	-	-	107,646	-	107,646
Yield					2.00%		2.00%
Corporate debt securities	-	-	-	417	-	-	417
Yield				0.96%			0.96%
Equity securities (2)	-	-	-	-	-	954	954
Yield						3.57%	3.57%
Total available-for-sale securities	$437	$-	$39,242	$51,153	$142,745	$954	$234,531
Weighted yield	6.35%	0.00%	3.50%	6.89%	2.13%	3.57%	3.41%

(1)	Yields on state and municipal securities have been adjusted to tax-equivalent yields using a 34.0% federal income tax rate.
(2)	Yield represents actual return for the three months ended March 31, 2014.
(3)	Collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date.

The majority of the Company’s securities portfolio is comprised of residential mortgage-backed securities, including holdings of home equity conversion mortgages and pools of conventional one- to four-family residential mortgages, and CMOs, obligations of states and political subdivisions and single-maturity bonds of U.S. government agencies. The Company held 48 securities that were in an unrealized loss position at March 31, 2014. Substantially all of the unrealized losses relate to debt securities.

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

Management performed a review of the fair values of all securities as of March 31, 2014 and determined that changes in the fair values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that the decreases in estimated fair value were temporary and OTTI did not exist at March 31, 2014. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at March 31, 2014 represents OTTI. The unrealized losses reported for obligations of U.S. government agencies, residential mortgage-backed securities and CMOs relate entirely to securities issued by FHLB, GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There were two obligations of state and political subdivisions that were either non-rated or had a rating below A. However, according to the independent credit analysis, these two bonds were considered investment grade.

Investments in FHLB and FRB stock, which have limited marketability, are carried at a cost of $3.9 million and $3.5 million at March 31, 2014 and December 31, 2013, respectively. FRB stock of $1.3 million is included in Other Assets at March 31, 2014 and December 31, 2013. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at March 31, 2014.

Loans

During the first three months of 2014, the Company experienced increased demand for its lending products, as new loan originations exceeded maturities and payoffs. As a result, net loans increased $11.7 million, or 1.9%, to $641.6 million and represented 65.9% of total assets at March 31, 2014, from $629.9 million, or 62.7% of total assets, at December 31, 2013. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.

From a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $11.3 million, or 2.9%, to $398.3 million at March 31, 2014 from $387.0 million at December 31, 2013. Real estate secured loans as a percentage of total gross loans increased to 60.9% at March 31, 2014 from 60.2% as of December 31, 2013.

Commercial and industrial loans increased $0.8 million, or 0.6%, during the year to $127.8 million at March 31, 2014 from $127.0 million at December 31, 2013. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $7.1 million, or 3.3%, to $225.6 million at March 31, 2014 from $218.5 million at December 31, 2013. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans increased $1.6 million, or 6.7%, during the quarter to $26.0 million at March 31, 2014 from $24.4 million at December 31, 2013. The Company continues to monitor its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $117.6 million at March 31, 2014, an increase of $2.6 million, or 2.3%, from $114.9 million at December 31, 2013. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans.

Consumer loans decreased $2.8 million, or 2.4%, during the first three months of 2014 to $115.8 million at March 31, 2014 from $118.6 million at December 31, 2013. During the first quarter of 2014, the Company sold its education loan portfolio to a third party. This portfolio had a recorded investment of $2.6 million at the time of sale and the Company realized a loss of $13 thousand upon the sale, which is included in non-interest income in the consolidated statements of operations for the three months ended March 31, 2014.

Loans to state and municipal governments increased $0.9 million, or 2.3%, to $40.8 million at March 31, 2014 from $39.9 million at December 31, 2013. The increase was attributable to new originations.

The following table summarizes loans receivable, net by category at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(in thousands)	2014	2013
Residential real estate	$117,560	$114,925
Commercial real estate	225,651	218,524
Construction, land acquisition and development	26,022	24,382
Commercial and industrial	127,753	127,021
Consumer	115,840	118,645
State and political subdivisions	40,810	39,875
Total loans, gross	653,636	643,372
Unearned income	(149)	(143)
Net deferred loan fees and costs	667	668
Allowance for loan and lease losses	(12,589)	(14,017)
Loans, net	$641,565	$629,880

At March 31, 2014 and December 31, 2013, the Company’s loan portfolio was concentrated in the following industries:

	March 31, 2014		December 31, 2013
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Automobile dealers	$20,636	3.16%	$18,467	2.87%
Land subdivision	15,210	2.33%	15,974	2.48%
Colleges and Universities	12,545	1.92%	12,671	1.97%
Solid waste landfills	12,065	1.85%	12,254	1.90%
Physicians	10,730	1.64%	13,932	2.17%
Hotels	10,667	1.63%	9,847	1.53%
Office complexes/units	9,523	1.46%	9,636	1.50%

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

Under the Company’s risk rating system, loans that are rated pass/watch, special mention, substandard, doubtful, or loss are reviewed regularly as part of the Company’s risk management practices. The Company’s Loan Quality Committee, which consists of key members of senior management and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the Company’s analysis, loans that are modified under a troubled debt restructuring (“TDRs”), loans rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. The Company utilizes the fair value of collateral method for collateral-dependent loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation may be used including, current letters of intent, broker price opinions or executed agreements of sale. For non-collateral- dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

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

Non-performing loans are monitored on an ongoing basis as part of the Company’s loan review process. Additionally, work-out efforts continue and are actively monitored for non-performing loans and OREO through the Loan Quality Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair market value of the pledged collateral, less cost to sell.

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

The following table presents non-performing loans, including non-performing TDRs, OREO and accruing TDRs at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(in thousands)	2014	2013
Non-accrual loans	$5,756	$6,356
Loans past due 90 days or more and still accruing	32	19
Total non-performing loans	5,788	6,375
Other real estate owned	3,422	4,246
Total non-performing loans and OREO	$9,210	$10,621

Accruing TDRs	$4,792	$3,995
Non-performing loans as a percentage of gross loans	0.89%	0.99%

Management continued to manage problem credits through heightened work-out efforts on non-performing loans and disposing of its holdings of foreclosed properties. The Company’s asset quality continued to improve during the first quarter of 2014. Total non-performing loans and OREO decreased $1.4 million, or 13.3%, to $9.2 million at March 31, 2014 from $10.6 million at December 31, 2013. The Company’s ratio of non-performing loans to total gross loans improved to 0.89% at March 31, 2014 from 0.99% at December 31, 2013, as management continued to reduce the balance of non-accrual loans. The Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 22.7% at March 31, 2014 from 31.6% at December 31, 2013. Despite the decrease, the percentage remains elevated and further deterioration in economic conditions could lead to additional increases in impaired loans.

The average balance of impaired loans was $9.3 million and $14.1 million for the three months ended March 31, 2014 and 2013, respectively. The Company recorded $53 thousand and $104 thousand of interest income on impaired loans for the three months ended March 31, 2014 and 2013, respectively.

The following table presents the changes in non-performing loans for the three months ended March 31, 2014 and 2013:

	March 31,
(in thousands)	2014	2013
Balance at January 1,	$6,375	$9,709
Loans newly placed on non-accrual	497	624
Changes in loans past due 90 days or more and still accruing	13	(57)
Loans transferred to OREO	-	-
Loans returned to performing status	(213)	(73)
Loans charged-off	(246)	(546)
Loan payments received	(638)	(825)
Balance at March 31,	$5,788	$8,832

The additional interest income that would have been earned on non-accrual and restructured loans for the quarter ended on March 31, 2014 and 2013 in accordance with their original terms approximated $103 thousand and $200 thousand, respectively.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2014 and December 31, 2013:

Accruing Loan Delinquencies and Non-accrual Loans

	March 31,	December 31,
	2014	2013
Accruing:
30-59 days	0.43%	0.46%
60-89 days	0.05%	0.09%
90+ days	0.01%	0.00%
Non-accrual	0.88%	0.99%
Total Delinquencies	1.37%	1.54%

The decrease in total delinquencies as a percentage of gross loans at March 31, 2014 was primarily due to the more rigorous collections of non-performing loans. In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

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

For purposes of its analysis, all loan relationships with an aggregate balance greater than $100 thousand that are rated substandard and non-accrual, identified as doubtful or loss, and all TDRs are considered impaired and are analyzed individually to determine the amount of impairment. Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired. The Company utilizes the fair value of collateral method for collateral-dependent loans and TDRs for which repayment depends on the sale of collateral. For non-collateral-dependent loans and TDRs, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. With regard to collateral-dependent loans, appraisals are received at least annually to ensure that impairment measurements reflect current market conditions. Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used. Only downward adjustments are made based on these supporting values. Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process. Sales costs are periodically revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The Company’s ALLL consists of both specific and general components. At March 31, 2014, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $479 thousand, or 3.8%, of the total ALLL. A general allocation of $12.1 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.2% of the total ALLL of $12.6 million. The ratio of the ALLL to total loans at March 31, 2014 and December 31, 2013 was 1.93% and 2.18%, respectively, based on total loans of $653.6 million and $643.4 million, respectively. The decrease in the ALLL as a percentage of total loans reflects asset quality improvements and lower levels of net charge-offs than in the past, coupled with increased loan demand. See “Asset Quality” for further information.

The following table presents an allocation of the ALLL and percent of loans in each category at March 31, 2014 and December 31, 2013:

Allocation of the Allowance for Loan Losses

	March 31, 2014		December 31, 2013
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$2,114	17.99%	$2,287	17.86%
Commercial real estate	5,530	34.52%	6,017	33.97%
Construction, land acquisition and development	875	3.98%	924	3.79%
Commercial and industrial	1,812	19.55%	2,321	19.74%
Consumer	1,655	17.72%	1,789	18.44%
State and political subdivision	603	6.24%	679	6.20%
Total	$12,589	100.00%	$14,017	100.00%

The following table presents an analysis of ALLL for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
(in thousands)	2014	2013
Balance at beginning of period	$14,017	$18,536
Charge-offs:
Residential real estate	9	159
Commercial real estate	-	48
Construction, land acquisition and development	-	110
Commercial and industrial	23	45
Consumer	237	194
State and political subdivisions	-	-
Total charge-offs	269	556
Recoveries of charged-off loans:
Residential real estate	8	8
Commercial real estate	6	45
Construction, land acquisition and development	240	5
Commercial and industrial	63	1,516
Consumer	94	143
State and political subdivisions	-	-
Total recoveries	411	1,717
Net recoveries	(142)	(1,161)
Credit for loan and lease losses	(1,570)	(1,224)
Balance at end of period	$12,589	$18,473

Net recoveries during the period as a percentage of average loans outstanding during the period	(0.02)%	(0.19)%

Allowance for loan and lease losses as a percentage of gross loans at end of period	1.93%	3.00%

Other Real Estate Owned

At March 31, 2014, OREO consisted of 19 properties with an aggregate carrying value of $3.4 million, a decrease of $0.8 million from $4.2 million at December 31, 2013. The Company did not foreclose on any properties during the three months ended March 31, 2014 and 2013. The expenses related to maintaining OREO as well as the subsequent write-down of property values related to declines in value subsequent to foreclosure amounted to $163 thousand for the three months ended March 31, 2014, compared to $218 thousand for the same period in 2013. There were three properties with an aggregate carrying value of $771 thousand that were sold during the three months ended March 31, 2014. The Company sold two properties with an aggregate carrying value of $73 thousand during the three months ended March 31, 2013. Net gains on the sale of other real estate owned were $29 thousand and $13 thousand, respectively for the three months ended March 31, 2014 and 2013.

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

The following table presents the activity in OREO:

	March 31,
(in thousands)	2014	2013
Balance, beginning of period	$4,246	$3,983
Loans transferred to OREO	-	-
Valuation adjustments	(53)	-
Carrying value of OREO sold	(771)	(73)
Balance, end of period	$3,422	$3,910

The following schedule reflects a breakdown of OREO for the periods reviewed:

	For the Three Months Ended
	March 31,	December 31,
(in thousands)	2014	2013
Land / lots	$2,780	$3,549
Commercial real estate	615	647
Residential real estate	27	50
Total other real estate owned	$3,422	$4,246

Liabilities

Total liabilities were $933.6 million at March 31, 2014, a decrease of $36.6 million, or 3.8%, from $970.2 million at December 31, 2013. Deposit liabilities decreased $49.5 million, or 5.6%, to $835.2 million at March 31, 2014 compared to $884.7 million at December 31, 2013. The decrease in deposits reflected cyclical deposit trends of the Company’s municipal customers, the Monroe County branch divestures and continued runoff of certificates of deposit. During the same period, non-interest-bearing demand deposits decreased by $30.5 million, or 19.4%, while interest-bearing deposits decreased $19.0 million, or 2.6%. The Company continued to pursue the pricing strategy focused on reducing funding costs. In addition, the Company continued to reposition maturing longer-term time deposits into short-term products, whenever possible, and allowed the residual to run-off. Borrowed funds increased by $7.4 million, or 11.9%, during the first three months of 2014 to $69.8 million from $62.4 million at December 31, 2013.

Equity

Total shareholders’ equity increased $6.9 million to $40.5 million at March 31, 2014 from $33.6 million at December 31, 2013. Net income of $3.5 million and a $3.4 million increase in accumulated other comprehensive income were the primary factors leading to the capital improvement. The increase in accumulated other comprehensive income was primarily attributed to appreciation in the fair value of securities held in the available-for-sale portfolio. Book value per common share was $2.46 at March 31, 2014 compared to $2.04 at December 31, 2013.

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

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, cash and due from banks and interest-bearing deposits in other banks, are the Company’s most liquid assets. At March 31, 2014, cash and cash equivalents totaled $38.0 million, a decrease of $65.6 million compared to $103.6 million at December 31, 2013. Cash outlays for investing and financing activities used $29.4 million and $41.7 million, respectively, of cash and cash equivalents during the three months ended March 31, 2014. The $29.4 million in cash used for investing activities, resulted primarily from a net increase in loans to customers of $12.6 million and $37.1 million in purchases of available-for-sale securities, partially offset by proceeds from sales, maturities, calls and principal reductions from securities totaling $15.3 million. The $41.7 million in cash used in financing activities resulted primarily from a $49.1 million decrease in deposits. These outflows more than entirely offset the net cash inflow from operating activities of $5.5 million.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

•	Asset and liability levels using March 31, 2014 as a starting point;
•	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
•	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of a 200 basis point upward and a 100 basis point downward movement in interest rates on net interest income and the change in economic value.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2014 levels.

	RATES + 200	RATES – 100	POLICY LIMITS
Earnings at risk:
Percent change in net interest income	2.5%	0.2%	-10.0%/-5.0%

Economic value at risk:
Percent change in economic value of equity	(8.7)%	(2.8)%	-20.0%/-10.0%

Under the model, the Company’s net interest income is expected to increase 2.5%, while the Company’s economic value of equity is expected to decrease 8.7%, under a 200 basis point upward movement in interest rates. The anticipated increase in net interest income reflects the composition of the Company’s loan portfolio, which is comprised of a significant balance of variable-rate loans, which will reprice immediately or in the near term. In comparison, results for a similar model at December 31, 2013 simulated a 3.9% increase in net interest income under a 200 basis point upward movement in interest rates.

This analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

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

For the three months ended March 31, 2014, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first three months of 2014.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2013.

Item 4 — Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance, the Company had recorded a liability for this indemnification at March 31, 2014, which is included in other liabilities. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million.

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

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  This matter is in its early discovery stage.  At this time the Company cannot reasonably determine the outcome or potential range of loss.

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

Item 1A — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K for the year ending December 31, 2013.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 12, 2013, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 10.1+	Form of Restricted Stock Award Agreement – filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A on April 8, 2014, is hereby incorporated by reference.

EXHIBIT 10.2+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 on January 24, 2014, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*   Filed herewith

** Furnished herewith

+   Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: May 12, 2014	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: May 12, 2014	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 12, 2014	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer

