Form 10-Q
period 2014-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2014-08-11
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,457,169 shares
(Title of Class)	(Outstanding at August 11, 2014)

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$21,429	$19,295
Interest-bearing deposits in other banks	9,220	84,261
Total cash and cash equivalents	30,649	103,556
Securities available for sale at fair value	209,264	203,867
Securities held to maturity at amortized cost (fair value $0 and $2,424)	-	2,308
Stock in Federal Home Loan Bank of Pittsburgh, at cost	4,339	2,146
Loans held for sale	424	820
Loans, net of allowance for loan and lease losses of $12,175 and $14,017	658,802	629,880
Bank premises and equipment, net	11,338	15,363
Accrued interest receivable	2,272	2,191
Intangible assets	385	467
Bank-owned life insurance	28,498	28,167
Other real estate owned	3,182	4,246
Other assets	8,722	10,797
Total assets	$957,875	$1,003,808

Liabilities
Deposits:
Demand (non-interest-bearing)	$125,578	$157,550
Interest-bearing	644,660	727,148
Total deposits	770,238	884,698
Borrowed funds
Federal Home Loan Bank of Pittsburgh advances	77,378	27,123
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	112,688	62,433
Accrued interest payable	9,953	8,732
Other liabilities	15,790	14,367
Total liabilities	908,669	970,230

Shareholders' equity
Preferred Shares ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2014 and December 31, 2013
Issued and outstanding: 0 shares at June 30, 2014 and December 31, 2013	-	-
Common Shares ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2014 and December 31, 2013
Issued and outstanding: 16,471,569 shares at June 30, 2014 and December 31, 2013	20,589	20,589
Additional paid-in capital	61,664	61,627
Accumulated deficit	(35,453)	(45,546)
Accumulated other comprehensive income (loss)	2,406	(3,092)
Total shareholders' equity	49,206	33,578
Total liabilities and shareholders’ equity	$957,875	$1,003,808

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2014	2013	2014	2013
Interest income
Interest and fees on loans	$6,612	$6,718	$13,106	$13,325
Interest and dividends on securities
U.S. government agencies	860	479	1,603	902
State and political subdivisions, tax-free	560	824	1,270	1,831
State and political subdivisions, taxable	97	98	195	197
Other securities	76	34	132	69
Total interest and dividends on securities	1,593	1,435	3,200	2,999
Interest on interest-bearing deposits and federal funds sold	13	14	36	53
Total interest income	8,218	8,167	16,342	16,377
Interest expense
Interest on deposits	819	1,070	1,684	2,188
Interest on borrowed funds
Interest on Federal Home Loan Bank of Pittsburgh advances	113	128	209	254
Interest on subordinated debentures	568	569	1,131	1,131
Interest on junior subordinated debentures	50	51	99	102
Total interest on borrowed funds	731	748	1,439	1,487
Total interest expense	1,550	1,818	3,123	3,675
Net interest income before credit for loan and lease losses	6,668	6,349	13,219	12,702
Credit for loan and lease losses	(4,005)	(2)	(5,575)	(1,226)
Net interest income after credit for loan and lease losses	10,673	6,351	18,794	13,928
Non-interest income
Deposit service charges	746	723	1,436	1,401
Net gain on the sale of securities	1,480	899	3,048	1,741
Net gain on the sale of mortgage loans held for sale	91	50	166	160
Net loss on the sale of education loans	-	-	(13)	-
Net gain on the sale of other real estate owned	39	76	68	89
Gain on branch divestitures	-	-	607	-
Loan-related fees	98	89	191	197
Income from bank-owned life insurance	164	183	331	355
Legal settlements	2,127	-	2,127	-
Other	217	261	454	797
Total non-interest income	4,962	2,281	8,415	4,740
Non-interest expense
Salaries and employee benefits	3,093	3,243	6,493	6,563
Occupancy expense	472	550	1,116	1,134
Equipment expense	357	380	713	756
Advertising expense	136	179	244	256
Data processing expense	526	504	1,048	1,068
Regulatory assessments	450	610	1,123	1,260
Bank shares tax	175	241	351	482
Expense of other real estate owned	1,818	232	1,981	450
Credit for off-balance sheet commitments	(91)	(55)	(204)	(176)
Legal expense	513	566	1,160	1,181
Professional fees	484	326	934	877
Insurance expenses	279	296	561	619
Loan collection expense	8	20	37	247
Other operating expenses	745	820	1,399	1,500
Total non-interest expense	8,965	7,912	16,956	16,217
Income before income taxes	6,670	720	10,253	2,451
Provision for income taxes	90	-	160	-
Net income	$6,580	$720	$10,093	$2,451

Earnings per share
Basic	$0.40	$0.04	$0.61	$0.15
Diluted	$0.40	$0.04	$0.61	$0.15

Cash dividends declared per common share	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,471,569	16,457,169	16,471,569	16,457,169
Diluted	16,471,569	16,457,169	16,471,569	16,457,169

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net income	$6,580	$720	$10,093	$2,451
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	4,606	(8,195)	11,010	(10,138)
Taxes	(1,566)	2,786	(3,743)	3,447
Net of tax amount	3,040	(5,409)	7,267	(6,691)

Reclassification adjustment for gains included in net income	(1,480)	(899)	(2,680)	(1,741)
Taxes	503	306	911	592
Net of tax amount	(977)	(593)	(1,769)	(1,149)

Total other comprehensive income (loss)	2,063	(6,002)	5,498	(7,840)

Total comprehensive income (loss)	$8,643	$(5,282)	$15,591	$(5,389)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Number		Additional		Accumulated	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the period	-	-	-	2,451	-	2,451
Other comprehensive loss, net of tax of $4,039	-	-	-	-	(7,840)	(7,840)
Balances, June 30, 2013	16,457,169	$20,571	$61,584	$(49,477)	$(1,142)	$31,536

Balances, December 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the period	-	-	-	10,093	-	10,093
Restricted stock awards	-	-	37	-	-	37
Other comprehensive income, net of tax of $2,832	-	-	-	-	5,498	5,498
Balances, June 30, 2014	16,471,569	$20,589	$61,664	$(35,453)	$2,406	$49,206

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Operating activities:
Net income	$10,093	$2,451
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization (accretion), net	622	(55)
Equity in trust	(3)	(3)
Depreciation and amortization	721	618
Stock-based compensation	37	-
Credit for loan and lease losses	(5,575)	(1,226)
Credit for off balance sheet commitments	(204)	(176)
Gain on the sale of available-for-sale securities	(2,680)	(1,741)
Gain on the sale of held-to-maturity securities	(368)	-
Valuation adjustment, loans held for sale	-	26
Gain on the sale of loans held for sale	(166)	(186)
Loss on the sale of education loans	13	-
Gain on branch divestitures	(607)	-
Gain on the sale of other real estate owned	(68)	(89)
Valuation adjustment of other real estate owned	1,770	105
Income from bank-owned life insurance	(331)	(355)
Proceeds from the sale of loans held for sale	5,077	6,724
Funds used to originate loans held for sale	(4,515)	(5,854)
Increase in accrued interest receivable	(81)	(238)
Decrease in other assets	341	4,374
Increase in accrued interest payable	1,221	1,159
Increase (decrease) in other liabilities	400	(956)
Total adjustments	(4,396)	2,127
Net cash provided by operating activities	5,697	4,578

Cash flows from investing activities:
Maturities, calls, and principal payments of available-for-sale securities	3,541	8,459
Proceeds from the sale of available-for-sale securities	38,569	40,177
Proceeds from the sale of held-to-maturity securities	2,686	-
Purchases of available-for-sale securities	(37,129)	(73,997)
Net (purchase) redemption of Federal Home Loan Bank of Pittsburgh stock	(2,193)	2,416
Proceeds from the sale of education loans	2,537	-
Net increase in loans to customers	(25,766)	(43,027)
Proceeds from the sale of other real estate owned	1,113	1,348
Proceeds from the sale of bank premises and equipment through branch divestitures	2,504	-
Purchases of property and equipment	(687)	(266)
Net cash used in investing activities	(14,825)	(64,890)

Cash flows from financing activities:
Net decrease in deposits	(114,034)	(24,914)
Proceeds from Federal Home Loan Bank of Pittsburgh advances	89,935	10,000
Repayment of Federal Home Loan Bank of Pittsburgh advances	(39,680)	(6,292)
Net cash used in financing activities	(63,779)	(21,206)
Net decrease in cash and cash equivalents	(72,907)	(81,518)
Cash and cash equivalents at beginning of period	103,556	115,271
Cash and cash equivalents at end of period	$30,649	$33,753

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,902	$2,516
Income taxes	115	-
Other transactions:
Principal balance of loans transferred to other real estate owned	13	159
Bank premises transferred to other real estate owned	1,749	-
Change in deferred gain on sale of other real estate owned	12	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In the opinion of management, all adjustments necessary for a fair presentation of the results for the three and six month periods ended June 30, 2014 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended June 30, 2014, may not be indicative of its future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in its Annual Report filed on Form 10-K as of and for the year ended December 31, 2013 and the Company’s Quarterly Report filed on Form 10-Q for the three months ended March 31, 2014.

Note 2. New Authoritative Accounting Guidance

ASU 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. The Company adopted ASU 2013-11 on January 1, 2014. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company.

Accounting Guidance to be Adopted in Future Periods

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. Accordingly, the Company will adopt this guidance on January 1, 2017 and is currently evaluating the effect this guidance may have on its operating results or financial position.

ASU 2014-11, Transfers and Servicing (Topic 860): “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements by aligning the accounting for these transactions with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial assets and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward arrangement, which has resulted in outcomes referred to as off-balance sheet accounting. ASU 2014-11 also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction, and requires expanded disclosure about the nature of the collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. Accounting changes in ASU 2014-11 are effective for public companies for interim and annual periods beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this guidance on the appropriate effective dates is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2014-12, Compensation – Stock Compensation (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. To account for such awards, an entity should apply existing guidance as it relates to awards with performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service periods. The total amount of compensation cost should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

Note 3. Regulatory Matters

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010, without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in ongoing discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee had been required to submit written progress reports to the OCC on a monthly basis. Effective April 10, 2014, the written progress report requirement was changed from monthly to quarterly as of quarter-end March 31, 2014. The Committee has submitted each of the required progress reports with the OCC. The members of the Committee are John P. Moses, William G. Bracey, Joseph Coccia, Joseph J. Gentile and Thomas J. Melone. The material provisions of the Order are set forth below with a description of the status of the Bank’s effort to comply with such provisions:

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

The Bank has developed a Strategic Plan that it believes complies with the Order requirements. A three-year Strategic Plan for the period January 1, 2011 to December 31, 2013 was prepared and submitted to the OCC for review. On an annual basis, the Bank prepares an updated and revised Strategic Plan. Strategic Plans for the three-year periods January 1, 2012 to December 31, 2014 and January 1, 2013 to December 31, 2015 were submitted to the OCC for review. The Strategic Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and submitted to the OCC for review in April 2014. The OCC issued a written determination of supervisory non-objection to the Strategic Plan in June 2014.

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan (a “Capital Plan”), which must be submitted to the OCC for review and prior determination of no supervisory objection;

The Bank has developed a Capital Plan that it believes complies with the Order requirements to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 13%. This Capital Plan for the period January 1, 2011 through December 31, 2013 and its annual update and revisions for 2012 and 2013 were submitted to the OCC for review. The annual update and revision to the Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and forwarded to the OCC for review in April 2014. The OCC issued a written determination of supervisory non-objection to the Capital Plan in June 2014.

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

The Bank’s total risk-based capital ratio was 14.74% at June 30, 2014, which was above the 13.00% required by the Order. The Bank’s leverage capital ratio was 9.62% at June 30, 2014, which was above the 9.00% required by the Order. The Bank’s total risk-based capital increased 131 basis points, while the Bank’s leverage ratio increased 130 basis points at June 30, 2014 compared to December 31, 2013. The Bank continues to execute its Capital Plan and has engaged an outside financial advisory firm to assist the Bank in taking appropriate actions to achieve and maintain compliance with the capital requirements of the Order. Appropriate actions or combinations of actions may include capital accretion through current earnings, raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, or pursuing other strategic transactions.

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

The Committee completed its review of the Board and the Board committee structure on November 10, 2010 by reviewing the Board Structure Study report completed by an independent consultant engaged by the Committee. The report was forwarded to the OCC on November 24, 2010. The Company is in the process of implementing those recommendations and believes it is in compliance with the requirements of this provision. Louis A. DeNaples re-joined the Board in December 2013 and William G. Bracey was appointed to the Board in May 2014.

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

The Bank’s written Loan Policy has been revised to improve guidance and control over the Bank’s lending functions. The revised policy was approved by the Board on October 27, 2010. Additional periodic Loan Policy revisions were approved by the Board from November 24, 2010 through July 2014 to for purposes of continued compliance with this provision.

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

The Board committed to a program to reduce the Bank’s risk exposure to criticized assets by implementing a detailed monthly reporting and monitoring process. The Board believes that this program has resulted in a substantial reduction in criticized assets.

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

The Company has acknowledged the prohibition on incurring, increasing or guaranteeing any debt without the written approval of the Reserve Bank other than permitted borrowings by the Bank from the Federal Home Loan Bank (“FHLB”). The Company has not incurred, increased or guaranteed any debt since the effective date of the Agreement.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The Capital Plan was submitted to the Reserve Bank on January 11, 2011. The Capital Plan has since been updated at least annually and forwarded to the Reserve Bank. The annual update and revision to the Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed in conjunction with the annual budget and strategic planning initiatives and provided to the Reserve Bank in April 2014. The Company notified the Reserve Bank that the OCC issued a written determination of supervisory non-objection to the Capital Plan in June 2014.

The Bank’s total risk-based capital ratio was 14.74% at June 30, 2014, which was above the 13.00% minimum required by the Order. The Bank’s leverage ratio was 9.62% at June 30, 2014, which was also above the 9.00% required by the Order.

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

The Company believes that it has designed effective written procedures and strengthened internal controls so that all required Board of Governors reports and notices filed are accurate, timely and in accordance with instructions. The written procedures were provided to the Reserve Bank on January 21, 2011.

(xi) the Company was required to submit to the Reserve Bank, by January 8, 2011, a cash flow projection for 2011, reflecting the Company’s planned sources and uses of cash, and submit a cash flow projection for each subsequent calendar year at least one month prior to the beginning of such year;

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar projections for 2012, 2013, and 2014 were provided to the Reserve Bank within the time requirements prescribed in the Agreement. The Company provided the Reserve Bank with an updated cash flow projection for 2014-2016 in August of 2013.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At June 30, 2014, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to at least 13.00% of risk-weighted assets and a Tier I capital ratio equal to at least 9.00% of adjusted total assets. As of June 30, 2014, the Bank met both the 13.00% minimum requirement for the total-risk based capital ratio and the 9.00% minimum requirement for the Tier I leverage ratio. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below.

The Company’s and the Bank’s actual capital positions and ratios at June 30, 2014 and December 31, 2013 are presented in the following table:

Capital Analysis

	June 30,	December 31,
(in thousands)	2014	2013
Company
Tier I capital:
Total tier I capital	$56,356	$46,165
Tier II capital:
Subordinated notes	25,000	23,085
Allowable portion of allowance for loan losses	8,656	8,462
Total tier II capital	33,656	31,547
Total risk-based capital	90,012	77,712

Total risk-weighted assets	$688,687	$670,894
Total average assets (for Tier I leverage ratio)	$964,547	$980,754

Bank
Tier I capital:
Total tier I capital	$92,808	$81,581
Tier II capital:
Allowable portion of allowance for loan losses	8,652	8,456
Total tier II capital	8,652	8,456
Total risk-based capital	101,460	90,037

Total risk-weighted assets	$688,310	$670,416
Total average assets (for Tier I leverage ratio)	$964,651	$980,747

The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at June 30, 2014 and December 31, 2013:

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2014
Total capital (to risk-weighted assets)
Company	$90,012	13.07%	$	>55,095	>8.00%		N/A	N/A
Bank	$101,460	14.74%	$	>55,065	>8.00%	$	>68,831	>10.00%
Tier I capital (to risk-weighted assets)
Company	$56,356	8.18%	$	>27,547	>4.00%		N/A	N/A
Bank	$92,808	13.48%	$	>27,532	>4.00%	$	>41,299	>6.00%
Tier I capital (to average assets)
Company	$56,356	5.84%	$	>38,582	>4.00%		N/A	N/A
Bank	$92,808	9.62%	$	>38,586	>4.00%	$	>48,233	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2013
Total capital (to risk-weighted assets)
Company	$77,712	11.58%	$	>53,672	>8.00%		N/A	N/A
Bank	$90,037	13.43%	$	>53,633	>8.00%	$	>67,042	>10.00%
Tier I capital (to risk-weighted assets)
Company	$46,165	6.88%	$	>26,836	>4.00%		N/A	N/A
Bank	$81,581	12.17%	$	>26,817	>4.00%	$	>40,225	>6.00%
Tier I capital (to average assets)
Company	$46,165	4.71%	$	>39,230	>4.00%		N/A	N/A
Bank	$81,581	8.32%	$	>39,230	>4.00%	$	>49,038	>5.00%

Note 4.	Loans

The following table summarizes loans receivable, net, by category at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands)	2014	2013
Residential real estate	$121,922	$114,925
Commercial real estate	234,560	218,524
Construction, land acquisition and development	23,858	24,382
Commercial and industrial	130,370	127,021
Consumer	119,854	118,645
State and political subdivisions	39,807	39,875
Total loans, gross	670,371	643,372
Unearned income	(133)	(143)
Net deferred loan fees and costs	739	668
Allowance for loan and lease losses	(12,175)	(14,017)
Loans, net	$658,802	$629,880

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors. These loans, letters of credit and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than the normal risk of collectability. See Note 10 to these consolidated financial statements for more information about related party transactions.

The Company originates one- to four-family mortgage loans primarily for sale in the secondary market. During the three and six month periods ended June 30, 2014, the Company sold $2.5 and $4.9 million, respectively, of one- to four-family mortgages. The Company retains servicing rights on these mortgages.

The Company had $424 thousand and $820 thousand in loans held-for-sale at June 30, 2014 and December 31, 2013, respectively. All loans held for sale are one- to four-family residential mortgage loans.

The Company sold substantially all of its education loans, which are categorized as consumer loans, to a third party during the six months ended June 30, 2014. The education loans had a recorded investment of $2.6 million at the time of sale. The Company recognized a loss of $13 thousand upon the sale of these loans which is included in non-interest income for the six months ended June 30, 2014.

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

The Company provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

(1)	Specific allowances are established for impaired loans, which are defined by the Company as all loan relationships with an aggregate outstanding balance greater than $100 thousand that are rated substandard and on non-accrual status, rated doubtful or loss, and all troubled debt restructured loans (“TDRs”). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The Company divides its portfolio into loan segments for loans exhibiting similar characteristics. Loans rated special mention or substandard and accruing, which are embedded in these loan segments, are then separated from these loan segments. These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these specific loans. The Company applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s own historical loss experience based on the loss rate for each segment of loans with similar risk characteristics in its portfolio. In addition, management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical experience, which are discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s operating results or financial condition.

Management makes adjustments for loan losses based on its evaluation of several qualitative and environmental factors, including but not limited to:

•	Changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the Company’s loan portfolio;
•	Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	Changes in the experience, ability and depth of the Company’s lending management and staff;

•	Changes in the quality of the Company's loan review system and the degree of oversight by the Company’s Board of Directors;
•	Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company's current loan portfolio; and
•	Analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

The following table summarizes the activity in the ALLL by loan category for the three and six months ended June 30, 2014 and 2013:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
Three months ended June 30, 2014:
Allowance for loan losses:
Beginning balance, April 1, 2014	$2,114	$5,530	$875	$1,812	$1,655	$603	$12,589
Charge-offs	(76)	-	-	(127)	(130)	-	(333)
Recoveries	62	349	3,299	63	151	-	3,924
Provisions (credits)	12	(746)	(3,251)	10	5	(35)	(4,005)
Ending balance, June 30, 2014	$2,112	$5,133	$923	$1,758	$1,681	$568	$12,175

Three months ended June 30, 2013:
Allowance for loan losses:
Beginning balance, April 1, 2013	$1,884	$8,882	$1,676	$3,605	$1,739	$687	$18,473
Charge-offs	(188)	-	-	(83)	(165)	-	(436)
Recoveries	173	64	114	69	133	-	553
Provisions (credits)	276	(1,123)	600	(104)	53	296	(2)
Ending balance, June 30, 2013	$2,145	$7,823	$2,390	$3,487	$1,760	$983	$18,588

Six months ended June 30, 2014:
Allowance for loan losses:
Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$14,017
Charge-offs	(85)	-	-	(150)	(367)	-	(602)
Recoveries	70	355	3,539	126	245	-	4,335
Provisions (credits)	(160)	(1,239)	(3,540)	(539)	14	(111)	(5,575)
Ending balance, June 30, 2014	$2,112	$5,133	$923	$1,758	$1,681	$568	$12,175

Six months ended June 30, 2013:
Allowance for loan losses:
Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536
Charge-offs	(347)	(48)	(110)	(128)	(359)	-	(992)
Recoveries	181	109	119	1,585	276	-	2,270
Provisions (credits)	547	(300)	219	(2,137)	135	310	(1,226)
Ending balance, June 30, 2013	$2,145	$7,823	$2,390	$3,487	$1,760	$983	$18,588

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at June 30, 2014 and December 31, 2013:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
June 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$6	$352	$1	$-	$1	$-	$360
Collectively evaluated for impairment	2,106	4,781	922	1,758	1,680	568	11,815
Total	$2,112	$5,133	$923	$1,758	$1,681	$568	$12,175

Loans receivable:
Individually evaluated for impairment	$2,174	$6,693	$301	$99	$365	$-	$9,632
Collectively evaluated for impairment	119,748	227,867	23,557	130,271	119,489	39,807	660,739
Total	$121,922	$234,560	$23,858	$130,370	$119,854	$39,807	$670,371

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$12	$296	$1	$-	$1	$-	$310
Collectively evaluated for impairment	2,275	5,721	923	2,321	1,788	679	13,707
Total	$2,287	$6,017	$924	$2,321	$1,789	$679	$14,017

Loans receivable:
Individually evaluated for impairment	$1,985	$6,626	$306	$-	$316	$-	$9,233
Collectively evaluated for impairment	112,940	211,898	24,076	127,021	118,329	39,875	634,139
Total	$114,925	$218,524	$24,382	$127,021	$118,645	$39,875	$643,372

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

The following tables detail the recorded investment in loans receivable by loan category and credit quality indicator at June 30, 2014 and December 31, 2013:

Commercial Credit Quality Indicators

June 30, 2014

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial and		Political
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Subdivisions	Total
Internal risk rating
Pass	$21,417	$206,638	$14,864	$120,060	$3,414	$38,571	$404,964
Special mention	628	14,799	1,361	3,209	-	576	20,573
Substandard	1,280	13,123	6,050	2,036	131	660	23,280
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$23,325	$234,560	$22,275	$125,305	$3,545	$39,807	$448,817

Commercial Credit Quality Indicators

December 31, 2013

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial and		Political
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Subdivisions	Total
Internal risk rating
Pass	$19,050	$191,601	$13,781	$113,048	$2,546	$39,151	$379,177
Special mention	869	12,568	1,361	3,777	-	-	18,575
Substandard	1,347	14,355	6,168	4,525	157	724	27,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$21,266	$218,524	$21,310	$121,350	$2,703	$39,875	$425,028

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools. The following tables present the recorded investment in residential real estate loans, residential construction, land acquisition and development loans, commercial indirect auto loans, and consumer loans based on payment activity at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$97,755	$842	$98,597
Construction, land acquisition and development - residential	1,583	-	1,583
Commercial - indirect auto	5,065	-	5,065
Consumer	116,119	190	116,309
Total	$220,522	$1,032	$221,554

	December 31, 2013
	Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$92,181	$1,478	$93,659
Construction, land acquisition and development - residential	3,072	-	3,072
Commercial - indirect auto	5,671	-	5,671
Consumer	115,809	133	115,942
Total	$216,733	$1,611	$218,344

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.6 million and $6.4 million at June 30, 2014 and December 31, 2013, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be fewer than 90 days delinquent and still be on a non-accrual status. Loans past due 90 days or more and still accruing interest were $19 thousand at December 31, 2013, and consisted of loans that are well secured and are in the process of renewal. There were no loans past due 90 days or more and still accruing at June 30, 2014.

The following tables present the detail and delinquency status, of past due and non-accrual loans at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$120,469	$244	$122	$-	$120,835
Commercial real estate	230,264	164	51	-	230,479
Construction, land acquisition and development	23,813	-	-	-	23,813
Total real estate	374,546	408	173	-	375,127

Commercial and industrial	129,476	563	185	-	130,224

Consumer	118,249	1,132	282	-	119,663

State and political subdivisions	39,807	-	-	-	39,807
Total performing (accruing) loans	662,078	2,103	640	-	664,821

Non-accrual loans:
Real estate:
Residential real estate	888	34	3	162	1,087
Commercial real estate	3,848	44	-	189	4,081
Construction, land acquisition and development	-	-	-	45	45
Total real estate	4,736	78	3	396	5,213

Commercial and industrial	25	2	22	97	146

Consumer	35	23	35	98	191

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,796	103	60	591	5,550

Total loans receivable	$666,874	$2,206	$700	$591	$670,371

	December 31, 2013
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$112,519	$571	$116	$-	$113,206
Commercial real estate	213,660	629	-	-	214,289
Construction, land acquisition and development	24,259	78	-	-	24,337
Total real estate	350,438	1,278	116	-	351,832

Commercial and industrial	126,441	232	125	19	126,817

Consumer	116,710	1,420	362	-	118,492

State and political subdivisions	39,875	-	-	-	39,875
Total peforming (accruing) loans	633,464	2,930	603	19	637,016

Non-accrual loans:
Real estate:
Residential real estate	570	73	51	1,025	1,719
Commercial real estate	4,183	52	-	-	4,235
Construction, land acquisition and development	-	-	45	-	45
Total real estate	4,753	125	96	1,025	5,999

Commercial and industrial	181	-	23	-	204

Consumer	14	31	16	92	153

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,948	156	135	1,117	6,356

Total loans receivable	$638,412	$3,086	$738	$1,136	$643,372

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2014 and December 31, 2013. Non-accrual loans, other than TDRs, with aggregate loan relationship balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold, that were evaluated under ASC Topic 450 amounted to $0.9 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate
Residential real estate	$669	$756	$-
Commercial real estate	4,586	5,111	-
Construction, land acquisition and development	108	108	-
Total real estate	5,363	5,975	-

Commercial and industrial	99	116	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,462	6,091	-

With a related allowance recorded:
Real estate
Residential real estate	1,505	1,505	6
Commercial real estate	2,107	2,107	352
Construction, land acquisition and development	193	193	1
Total real estate	3,805	3,805	359

Commercial and industrial	-	-	-

Consumer	365	365	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,170	4,170	360

Total impaired loans:
Real estate
Residential real estate	2,174	2,261	6
Commercial real estate	6,693	7,218	352
Construction, land acquisition and development	301	301	1
Total real estate	9,168	9,780	359

Commercial and industrial	99	116	-

Consumer	365	365	1

State and political subdivisions	-	-	-
Total impaired loans	$9,632	$10,261	$360

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,043	$1,125	$-
Commercial real estate	4,060	4,435	-
Construction, land acquisition and development	-	-	-
Total real estate	5,103	5,560	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,103	5,560	-

With a related allowance recorded:
Real estate:
Residential real estate	942	946	12
Commercial real estate	2,566	2,566	296
Construction, land acquisition and development	306	306	1
Total real estate	3,814	3,818	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,130	4,134	310

Total impaired loans:
Real estate:
Residential real estate	1,985	2,071	12
Commercial real estate	6,626	7,001	296
Construction, land acquisition and development	306	306	1
Total real estate	8,917	9,378	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans	$9,233	$9,694	$310

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship of greater than $100,000 and performing TDRs, amounted to $9.6 million and $9.2 million at June 30, 2014 and December 31, 2013, respectively. The related allowance on impaired loans was $360 thousand and $310 thousand at June 30, 2014 and December 31, 2013, respectively.

The following table presents the average balance and interest income recognized on impaired loans by loan category for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
(in thousands)
Residential real estate	$2,135	$21	$1,980	$2	$1,971	$37	$2,275	$4
Commercial real estate	6,658	24	10,449	81	6,606	55	10,833	174
Construction, land acquisition and development	302	4	935	7	303	8	1,010	16
Total real estate	9,095	49	13,364	90	8,880	100	14,118	194

Commercial and industrial	99	-	-	-	114	-	-	-

Consumer	331	3	-	-	323	5	-	-

State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$9,525	$52	$13,364	$90	$9,317	$105	$14,118	$194

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $104 thousand and $207 thousand for the three and six months ended June 30, 2014, respectively, and $189 thousand and $389 thousand for the three and six months ended June 30, 2013, respectively.

Troubled Debt Restructured Loans

TDRs at June 30, 2014 and December 31, 2013 were $8.8 million and $8.1 million, respectively. Accruing and non-accruing TDRs were $5.0 million and $3.8 million, respectively at June 30, 2014 and $4.0 million and $4.1 million, respectively at December 31, 2013. Approximately $360 thousand and $301 thousand in specific reserves have been established for these loans as of June 30, 2014 and December 31, 2013, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by loan category during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructuring:
Residential real estate	4	$186	$209	6	$369	$449
Commercial real estate	-	-	-	4	238	238
Construction, land acquisition, and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	1	47	52	2	182	187
Total new troubled debt restructurings	5	$233	$261	12	$789	$874

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructuring:
Residential real estate	-	$-	$-	-	$-	$-
Commercial real estate	1	4,084	4,084	2	4,561	4,561
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total new troubled debt restructurings	1	$4,084	$4,084	2	$4,561	$4,561

The twelve loans modified as TDRs during the six months ended June 30, 2014 increased the ALLL by $2 thousand at June 30, 2014.

The following tables present the types of modifications made during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Residential	Commercial			Residential	Commercial
(in thousands)	Real Estate	Real Estate	Consumer	Total	Real Estate	Real Estate	Consumer	Total
Type of modification:
Extension of term	$115	$-	$-	$115	$115	$238	$135	$488
Extension of term and capitalization of taxes	59	-	52	111	299	-	52	351
Capitalization of taxes	35	-	-	35	35	-	-	35
Total modifications	$209	$-	$52	$261	$449	$238	$187	$874

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013

	Residential	Commercial			Residential	Commercial
(in thousands)	Real Estate	Real Estate	Consumer	Total	Real Estate	Real Estate	Consumer	Total
Type of modification:
Extension of term	$-	$-	$-	$-	$-	$-	$-	$-
Principal forebearance	-	4,084	-	4,084	-	4,561	-	4,561
Total modifications	$-	$4,084	$-	$4,084	$-	$4,561	$-	$4,561

There were no TDRs which re-defaulted (defined as past due 90 days) during the three months ended June 30, 2014 and 2013 and for which the payment re-default occurred within one year of the modification.

Note 5. Other Real Estate Owned

The following table presents the composition of OREO at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands)	2014	2013
Land/lots	$1,851	$3,549
Commercial real estate	1,290	647
Residential real estate	41	50
Total other real estate owned	$3,182	$4,246

The following table presents the activity in OREO for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013
Balance, January 1,	$4,246	$3,983
Property foreclosures	13	159
Bank premises transferred to OREO	1,749	-
Valuation adjustments	(1,770)	(105)
Carrying value of OREO sold	(1,056)	(1,259)
Balance, June 30,	$3,182	$2,778

Due to a change in strategic purpose, the Company transferred the Stroudsburg office from bank premises and equipment to OREO for disposition during the six months ended June 30, 2014. The deposits and loans of this branch were sold to ESSA as part of the Branch Purchase Agreement. The Company retained this facility and was initially planning to use it for other bank-related purposes. This property with a carrying value of $1.7 million was written down to its appraised value less cost to sell of $0.8 million at the time of transfer. A valuation adjustment of $0.9 million, included in non-interest expense, was recorded at the time of transfer.

In addition, there are four properties that have been held in OREO for a significant amount of time and are approaching the regulatory holding period threshold of five years. In an effort to aggressively dispose of these properties, management requested independent appraisals using a liquidation value basis for each of the properties. Accordingly, the Company incurred valuation adjustments to these four properties totaling $0.7 million for the six months ended June 30, 2014. Total valuation adjustments to the carrying value of OREO included in non-interest expense for the six months ended June 30, 2014 amounted to $1.8 million.

The following table presents the components of net expense of OREO for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Insurance	$40	$63
Legal fees	24	82
Maintenance	15	27
Professional fees	78	23
Real estate taxes	95	102
Utilities	4	9
Other	5	56
Impairment charges	1,770	105
Total expense	2,031	467
Income from the operation of foreclosed properties	(50)	(17)
Net expense of OREO	$1,981	$450

Note 6.  Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent. The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities at June 30, 2014 and December 31, 2013:

	June 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$18,879	$508	$-	$19,387
Obligations of state and political subdivisions	60,445	2,756	288	62,913
Government-sponsored agency:
Collateralized mortgage obligations	35,230	604	207	35,627
Residential mortgage-backed securities	89,555	740	361	89,934
Corporate debt securities	500	-	63	437
Equity securities	1,010	-	44	966
Total available-for-sale securities	$205,619	$4,608	$963	$209,264

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$79,488	$1,422	$2,856	$78,054
Government-sponsored agency:
Collateralized mortgage obligations	35,906	46	1,153	34,799
Residential mortgage-backed securities	91,648	98	2,090	89,656
Corporate debt securities	500	-	93	407
Equity securities	1,010	-	59	951
Total available-for-sale securities	$208,552	$1,566	$6,251	$203,867

Held-to-maturity:
Obligations of state and political subdivisions	$2,308	$116	$-	$2,424

At June 30, 2014 and December 31, 2013, securities with a carrying amount of $207.6 million and $204.2 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the amortized cost and approximate fair value of the Company’s available-for-sale debt securities at June 30, 2014 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	June 30, 2014
	Available-for-Sale
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$300	$294
After one year through five years	-	-
After five years through ten years	38,666	40,104
After ten years	40,858	42,339
Collateralized mortgage obligations	35,230	35,627
Residential mortgage-backed securities	89,555	89,934
Total	$204,609	$208,298

Gross proceeds from the sale of available-for-sale securities were $27.5 million and $38.6 million for the three and six months ended June 30, 2014, respectively, with gross gains of $1.5 million and $2.7 million, respectively realized upon the sales. The Company sold its entire held-to-maturity portfolio consisting of four obligations of states and political subdivisions with an aggregate amortized cost of $2.3 million in January, 2014. Gross proceeds received from the sale of the held-to-maturity portfolio were $2.7 million for the six months ended June 30, 2014, with gross gains of $0.4 million realized upon the sale. The four securities were zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit risk within the investment portfolio.

Gross proceeds from the sale of available-for-sale securities were $23.1 million and $40.2 million for the three and six months ended June 30, 2013, respectively. Gross realized gains were $1.3 million and $2.1 million for the three and six months ended June 30, 2013, respectively, and gross realized losses were $408 thousand for both the three and six months ended June 30, 2013.

The following tables present the length of time that individual securities available-for-sale and held-to-maturity have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	5	2,303	7	15	6,896	281	20	9,199	288
Government-sponsored agency:					-
Collateralized mortgage obligations	-	-	-	3	8,661	207	3	8,661	207
Residential mortgage-backed securities	1	5,738	13	8	49,791	348	9	55,529	361
Corporate debt securities	-	-	-	1	437	63	1	437	63
Equity securities	-	-	-	1	956	44	1	956	44
Total	6	$8,041	$20	28	$66,741	$943	34	$74,782	$963

	December 31, 2013
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and policitical subdivisions	58	$33,835	$1,837	18	$4,756	$1,019	76	$38,591	$2,856
Government-sponsored agency:
Collateralized mortgage obligations	11	31,683	1,139	1	833	14	12	32,516	1,153
Residential mortgage-backed securities	13	79,046	1,961	2	7,506	129	15	86,552	2,090
Corporate debt securities	-	-	-	1	407	93	1	407	93
Equity Securities	-	-	-	1	941	59	1	941	59
Total	82	$144,564	$4,937	23	$14,443	$1,314	105	$159,007	$6,251

Substantially all of the Company’s securities portfolio is comprised of debt securities, specifically single-maturity bonds of U.S. government agencies, obligations of states and political subdivisions, and residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations (“CMOs”) of U.S. government-sponsored agencies. The Company held 34 securities that were in an unrealized loss position at June 30, 2014, of which 32 securities, or 88.9% of the total unrealized losses, were related to these debt securities.

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

Management performed a review of the fair values of all securities at June 30, 2014 and determined that movements in the values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that OTTI did not exist at June 30, 2014. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at June 30, 2014 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and CMOs relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There were two obligations of state and political subdivisions that were either non-rated or had a rating below A. However, according to the independent credit analysis, these two bonds were considered investment grade.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $5.7 million and $3.5 million at June 30, 2014 and December 31, 2013, respectively. FRB stock of $1.3 million is included in Other Assets at June 30, 2014 and December 31, 2013. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at June 30, 2014.

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

The Company owned one security issued by a state and political subdivision that was valued using level 3 inputs. This security had an amortized cost of $300 thousand and $595 thousand at June 30, 2014 and December 31, 2013, respectively. This security had a credit rating that was either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities was inactive at both June 30, 2014 and December 31, 2013. This security was historically priced using Level 2 inputs. The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for this investment security at the measurement dates. Broker pricing and bid/ask spreads are very limited for this security. At June 30, 2014 and December 31, 2013, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

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

Assets measured at fair value on a recurring basis

The following tables present financial assets that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value Measurements at June 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$19,387	$-	$19,387	$-
Obligations of state and political subdivisions	62,914	-	62,620	294
Government-sponsored agency:
Collateralized mortgage obligations	35,627	-	35,627	-
Residential mortgage-backed securities	89,934	-	89,934	-
Corporate debt securities	436	-	436	-
Equity securities	966	966	-	-
Total available-for-sale securities	$209,264	$966	$208,004	$294

	Fair Value Measurements at December 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of state and political subdivisions	$78,054	$-	$77,483	$571
Government-sponsored agency:
Collateralized mortgage obligations	34,799	-	34,799	-
Residential mortgage-backed securities	89,656	-	89,656	-
Corporate debt securities	407	-	407	-
Equity securities	951	951	-	-
Total available-for-sale securities	$203,867	$951	$202,345	$571

The following tables present a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month periods ended June 30, 2014 and 2013:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

	State and Political Subdivisions
	Six Months Ended June 30,
(in thousands)	2014	2013
Balance at January 1,	$571	$1,739
Amortization	-	-
Accretion	-	-
Principal payments received	(295)	(285)
Sales	-	(622)
Total gains or losses (realized/unrealized):
Included in earnings	-	2
Included in other comprehensive income	18	11
Balance at June 30,	$294	$845

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2014 and 2013.

Assets measured at fair value on a non-recurring basis

The following tables present assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at June 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,595	$-	$-	$5,595
Other real estate owned	$1,645	$-	$-	$1,645

	Fair Value Measurements at December 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,229	$-	$-	$5,229
Other real estate owned	$3,931	$-	$-	$3,931

(1)	Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2014 and at December 31, 2013:

	Fair Value	June 30, 2014		December 31, 2013
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and short term investments	Level 1	$30,649	$30,649	$103,556	$103,556
Securities available for sale	See previous table	209,264	209,264	203,867	203,867
Securities held to maturity	Level 2	-	-	2,308	2,424
FHLB and FRB Stock	Level 2	5,689	5,689	3,496	3,496
Loans held for sale	Level 2	424	424	820	820
Loans, net	Level 3	658,802	661,456	629,880	632,536
Accrued interest receivable	Level 2	2,272	2,272	2,191	2,191
Mortgage servicing rights	Level 3	430	957	529	990

Financial liabilities:
Deposits	Level 2	770,238	772,114	884,698	887,056
Borrowed funds	Level 2	112,688	116,379	62,433	65,642
Accrued interest payable	Level 2	9,953	9,953	8,732	8,732

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

The following table presents the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2014	2013	2014	2013
Net income	$6,580	$720	$10,093	$2,451

Basic weighted-average number of common shares outstanding	16,471,569	16,457,169	16,471,569	16,457,169
Plus: common share equivalents	-	-	-	-
Diluted weighted-average number of common shares outstanding	16,471,569	16,457,169	16,471,569	16,457,169

Income per common share:
Basic	$0.40	$0.04	$0.61	$0.15
Diluted	$0.40	$0.04	$0.61	$0.15

Common share equivalents, in the table above, exclude stock options of 77,937 for the six months ended June 30, 2014 and 129,170 stock options for the six months ended June 30, 2013 and the number of incremental shares of unvested restricted stock. The exercise prices of stock options exceeded the average market price of the Company’s common shares during the periods presented. Similarly, the weighted-average stock price for the Company’s common stock for the three and six months ended June 30, 2014 exceeded the fair market value of the restricted stock at the date of grant. Inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 9. Other Comprehensive Income (Loss)

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Operations	Income	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(1,480)	Net gain on sale of securities	$(2,680)	Net gain on sale of securities
Taxes	503	Income taxes	911	Income taxes
Net of tax amount	$(977)		$(1,769)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Operations	Income (Loss)	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(899)	Net gain on sale of securities	$(1,741)	Net gain on sale of securities
Taxes	306	Income taxes	592	Income taxes
Net of tax amount	$(593)		$(1,149)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$343	$4,860	$(3,092)	$6,698
Other comprehensive income (loss) before reclassifications	3,040	(5,409)	7,267	(6,691)
Amounts reclassified from accumulated other comprehensive income (loss)	(977)	(593)	(1,769)	(1,149)
Net other comprehensive income (loss) during the period	2,063	(6,002)	5,498	(7,840)
Balance, end of period	$2,406	$(1,142)	$2,406	$(1,142)

Note 10. Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the gross amounts of such outstanding loans, advances under lines of credit as well as repayments during the six months ended June 30, 2014 and 2013:

	June 30,
(in thousands)	2014	2013
Balance January 1,	$32,506	$33,296
New loans and advances	31,895	27,430
Repayments / reductions	(30,249)	(25,104)
Other (1)	-	(256)
Balance June 30,	$34,152	$35,366

(1)   Represents loans to related parties that ceased being related parties during the period.

At June 30, 2014 there was one loan to a related party in the amount of $90 thousand which was not performing in accordance with the terms of the loan agreement.

Included in related party loans is a commercial line of credit with a company owned by a director with a total aggregate balance of $9.5 million at June 30, 2014. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.8 million was outstanding at June 30, 2014. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2014 and December 31, 2013 amounted to $75.7 million and $115.5 million, respectively. Interest paid on the deposits amounted to $46 thousand and $36 thousand for the six months ended June 30, 2014 and 2013, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments to related parties for these services of $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2014, and $0.3 million and $1.5 million for the respective periods of 2013.

Subordinated notes held by officers and directors and/or their related parties totaled $10.0 million at both June 30, 2014 and December 31, 2013. There was no interest paid to directors on these notes for the six months ended June 30, 2014 and 2013. Interest expense recorded on subordinated notes to directors amounted to $0.5 million and $1.1 million for both the three and six months ended June 30, 2014 and 2013. Interest accrued and unpaid on loans to directors totaled $4.1 million at June 30, 2014.

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

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in the six months ended June 30, 2014 and 2013.

The following table summarizes the activity related to the Company’s stock option plans for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1.	82,598	$15.98	129,170	$14.26
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(4,661)	16.05	-	-
Outstanding at June 30,	77,937	$15.98	129,170	$14.26
Options exercisable at June 30,	77,937	$15.98	129,170	$14.26
Weighted average fair value of options granted during the period		$-		$-
Stock-based compensation expense		$-		$-

At June 30, 2014 and 2013 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at June 30, 2014:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.81 - $23.13	77,937	3.0	$15.98	77,937	$15.98

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

The Board of Directors, upon the recommendation of the Compensation Committee, formally adopted a Long-Term Incentive Compensation Plan (“LTIP”) on October 23, 2013. The LTIP was ratified at the 2013 Annual Shareholders Meeting on December 23, 2013. The LTIP is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. At June 30, 2014, there were 1,154,250 shares of common stock available for award under the LTIP. For the six months ended June 30, 2014, stock-based compensation expense totaled $37 thousand and was included in salaries and employee benefits expense in the Consolidated Statements of Operations. Total unrecognized compensation expense related to unvested restricted stock awards at June 30, 2014 was $270 thousand.

The following table the status of the Company’s unvested restricted stock awards at June 30, 2014 and changes during the six months ended June 30, 2014:

Six Months Ended June 30,
2014
Weighted-
Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested unrestricted stock awards at January 1,	-	$-
Awards granted	45,750	6.70
Forfeitures	-	-
Vestings	-	-
Unvested unrestricted stock awards at June 30,	45,750	$6.70

Note 12. Contingencies

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

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance, the Company had recorded a liability for this indemnification in other liabilities. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of June 30, 2014 $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and its subsidiary, First National Community Bank, as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by the Company and the Bank. The Company and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to the Company and the Bank under the insurance policy. At this time, the matter is in the discovery stage and the Company cannot reasonably determine the outcome or potential range of loss in connection with this matter.

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  This matter is in the discovery stage.  At this time the Company cannot reasonably determine the outcome or potential range of loss.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  This matter is in the discovery stage.  At this time the Company cannot reasonably determine the outcome or potential range of loss.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on the Company’s Form 10-K for the year ended December 31, 2013 and Form 10-Q for the quarter ended March 31, 2014. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

The Company is in the business of providing customary retail and commercial banking services to individuals and businesses within its primary market located in Northeastern Pennsylvania.

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

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity and available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for the three and six months ended June 30, 2014 and 2013 within the consolidated statements of operations.

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

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2014 and December 31, 2013, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

New Authoritative Accounting Guidance

ASU 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. The Company adopted ASU 2013-11 on January 1, 2014. The adoption of this new guidance did not have an effect on the operating results or financial position of the Company.

Accounting Guidance to be Adopted in Future Periods

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. Accordingly, the Company will adopt this guidance on January 1, 2017 and is currently evaluating the effect this guidance may have on its operating results or financial position.

ASU 2014-11, Transfers and Servicing (Topic 860): “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements by aligning the accounting for these transactions with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward arrangement, which has resulted in outcomes referred to as off-balance sheet accounting. ASU 2014-11 also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction, and requires expanded disclosure about the nature of the collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. Accounting changes in ASU 2014-11 are effective for public companies for interim and annual periods beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this guidance on the appropriate effective dates is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2014-12, Compensation – Stock Compensation (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. To account for such awards, an entity should apply existing guidance as it relates to awards with performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service periods. The total amount of compensation cost should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

Executive Summary

The following overview should be read in conjunction with this Management’s Discussion and Analysis in its entirety.

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

In the third quarter of 2013, the Company entered into a Branch Purchase and Deposit/Loan Assumption Agreement (the “Branch Purchase Agreement”) with ESSA Bank and Trust (“ESSA”) for ESSA to acquire certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both located in Monroe County, Pennsylvania. Pursuant to this transaction, which closed on January 24, 2014, the Bank sold deposits of $8.8 million, real and personal property of $2.5 million and loans of $1.1 million. The Company realized a net gain on the branch divesture of $607 thousand, which is included in non-interest income in the Consolidated Statements of Operations for the six months ended June 30, 2014.

The Company recorded net income of $6.6 million, or $0.40 per diluted common share, for the three month period ended June 30, 2014, an increase of $5.9 million compared to net income of $720 thousand, or $0.04 per diluted common share, for the comparable three months of 2013. The earnings improvement was due primarily to increases in the credit for loan and lease losses, non-interest income and net interest income, partially offset by an increase in non-interest expense. Net income for the six months ended June 30, 2014 was $10.1 million or $0.61 per diluted common share, an increase of $7.6 million, compared to net income of $2.5 million, or $0.15 per diluted common share, for the same period of 2013. The annualized return on average equity was 60.91% and 50.62%, respectively, for the three- and six-month periods ended June 30, 2014, compared to 8.45% and 14.08% for the comparable periods in 2013. For the three and six months ended June 30, the annualized return on average assets was 2.73% and 2.09%, respectively, in 2014 and 0.31% and 0.53%, respectively in 2013. The Company did not pay any dividends during the three or six months ended June 30, 2014 and 2013.

The $5.9 million earnings improvement for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was largely due to a $4.0 million increase in the credit for loan and lease losses, coupled with increases of $2.7 million in non-interest income and $319 thousand in net-interest income. Partially offsetting these increases was an increase in non-interest expense of $1.1 million.

During the second quarter of 2014, the Company received a substantial legal settlement in the amount of $5.8 million resulting from judgments filed by the Company pursuant to a large credit relationship. Of the total amount received, $3.6 million represented full recovery of previously charged-off loans, which was the primary factor leading to the increase in the credit for loan and lease losses. The remainder of the settlement represented satisfaction of all past due interest and late charges and reimbursement of all legal fees and other related expenses associated with these credits incurred and paid by the Company. The increase in non-interest income resulted primarily from this settlement, coupled with net gains on the sale of investment securities. The 5.0% increase in net interest income for the three months ended June 30, 2014 was due to a $268 thousand decrease in interest expense, coupled with a $51 thousand increase in interest income. The decrease in interest expense was the result of management’s strategy to replace above market rate deposits with low-cost FHLB advances. These positive factors were partially offset by a 13.3% increase in non-interest expense, which was primarily related to valuation adjustments of OREO properties.

Year-to-date net income improved $7.6 million, or 311.8%, comparing the six months ended June 30, 2014 and 2013. The improvement was largely due to a $4.3 million increase in the credit for loan and lease losses, a $3.7 million increase in non-interest income and a $517 thousand increase in net interest income. Partially offsetting these positive factors was a $739 thousand increase in non-interest expense.

Total assets decreased $45.9 million, or 4.6%, to $957.9 million at June 30, 2014 as compared to $1.0 billion at December 31, 2013. The balance sheet contraction primarily reflected a $114.5 million, or 12.9%, reduction in total deposits, to $770.2 million at June 30, 2014, from $884.7 million at December 31, 2013. Interest-bearing deposits decreased $82.5 million, or 11.3%, while non-interest bearing demand deposits decreased by $32.0 million, or 20.3%. The decrease in deposits reflected cyclical deposit trends related to the Company’s municipal customers, the sale of the Monroe County branches and continued runoff of certificates of deposit due to the sustained low interest rate environment. The Company experienced strong loan demand, as loans, net of unearned income, net deferred loan fees and costs and the ALLL, increased $28.9 million, or 4.6%. As a result of these factors, cash and cash equivalents decreased $72.9 million, while advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”) grew $50.3 million.

Total shareholders’ equity increased $15.6 million, or 46.5%, to $49.2 million at June 30, 2014 from $33.6 million at December 31, 2013. The capital improvement resulted primarily from net income of $10.1 million, coupled with a $5.5 million increase in accumulated other comprehensive income, which resulted entirely from appreciation in the fair value of available-for-sale securities offset by the tax impact of the appreciation. At June 30, 2014, the Bank’s total risk-based capital and Tier I leverage ratios were 14.74% and 9.62%, respectively, which exceed the respective 13.00% and 9.00% ratios required by the OCC Consent Order.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance therewith, the Company had recorded a $5.0 million liability for this indemnification in other liabilities. The Company netted the income related to the receipt of the $5.0 million Settlement payment and the $5.0 million expense associated with recording the liability to indemnify the Individual Defendants and therefore there was no effect on the operating results of the Company for the six months ended June 30, 2014. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to the fees and costs of the plaintiff’s attorneys, and paid $2.5 million as partial indemnification to the Individual Defendants, and, as such, as of June 30, 2014, $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income - interest and fees on interest-earning assets, and (ii) interest expense - interest paid on the Company’s deposits and borrowed funds. Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates. Net interest income on a tax-equivalent basis increased $176 thousand to $7.1 million from $6.9 million comparing the three-month periods ending June 30, 2014 and 2013. Despite the slight increase in tax-equivalent income, the Company’s tax-equivalent net interest margin for the three months ended June 30, 2014 fell 10 basis points to 3.16% in 2014 from 3.26% in 2013. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The margin decrease was primarily due to an increase in earning assets at lower yields, partially mitigated by a decrease in average funding costs. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.05% for the three months ended June 30, 2014, a decrease of 9 basis points compared to 3.14% for the same period of 2013.

The $176 thousand increase in tax-equivalent net interest income for the second quarter was due entirely to a decrease in interest expense, partially offset by a reduction in tax-equivalent interest income. For the three months ended June 30, 2014, interest expense decreased $268 thousand, or 14.7%, to $1.5 million from $1.8 million for the same three months of 2013. The decrease in interest expense reflected an 18 basis point reduction in the cost of funds, partially offset by a $26.6 million, or 3.6%, increase in average interest-bearing liabilities. For the three months ended June 30, 2014, the cost of funds was 0.80% compared to 0.98% for the same three months of 2013. The reduction in funding costs resulted primarily from a 240 basis point decrease in the cost of borrowed funds, coupled with a 14 basis point decrease in the cost of interest-bearing deposits, which caused corresponding decreases in interest expense of $418 thousand and $160 thousand, respectively. With regard to average balances of interest-bearing liabilities, an increase in borrowed funds of $40.4 million was partially offset by a decrease of $13.8 million in interest-bearing deposits. The decrease in deposits was primarily concentrated in time deposits, which reflected the Company’s asset/liability strategy to replace above market-rate certificates of deposit with lower-costing advances from the FHLB of Pittsburgh.

Interest income on a tax equivalent basis decreased $92 thousand to $8.7 million three months ended June 30, 2014 compared to $8.8 million in 2013. The decrease resulted from a 27 basis point decrease in the tax-equivalent yield on average earning assets to 3.85%, compared to 4.12% for the same period in 2013. Specifically, the tax-equivalent yield on average securities fell 23 basis points, while the tax-equivalent yield on average loans decreased 31 basis points for the three months ended June 30, 2014 compared to the same period in 2013. With respect to investment securities, as part of tax planning strategies and an effort to reduce potential credit and concentration risk within the portfolio, the Company sold certain tax-free municipal bonds during the six months ended June 30, 2014. The proceeds were reinvested in U.S. government-sponsored agency bonds and mortgage-backed securities. The decrease in loan yields reflected the Company’s asset/liability strategy which focused on originating loans with adjustable interest rates in order to position the balance sheet to react favorably to a rise in market interest rates. Partially offsetting the decrease in tax-equivalent interest income due to changes in interest rates was a $49.1 million, or 5.8%, increase in average earning assets to $900.5 million for the three months ended June 30, 2014 from $851.4 million for the same three-month period of 2013, which resulted in an increase to interest income of $212 thousand. Specifically, the average balances of loans and investment securities grew $36.5 million and $15.8 million, respectively. These increases were partially offset by a $3.2 million decrease in average interest-bearing deposits in other banks and federal funds sold.

For the six months ended June 30, 2014, net interest income on a tax equivalent basis increased $223 thousand to $14.2 million from $14.0 million for the comparable period in 2013. Similar to the quarterly results, a decrease in interest expense more than entirely offset a decrease in tax-equivalent interest income. For the six months ended June 30, interest expense decreased $552 thousand, or 15.0%, to $3.1 million in 2014 from $3.7 million in 2013. The reduction in interest expense resulted primarily from an 18 basis point decrease in the cost of funds, which caused a decrease to interest expense of $1.0 million. Specifically, the cost of borrowed funds decreased 214 basis points and the cost of interest-bearing deposits declined 15 basis points, which resulted in corresponding decreases to interest expense of $681 thousand and $358 thousand, respectively. Partially offsetting the reduction in interest expense due to changes in rates was a $26.3 million, or 3.5% increase in average interest-bearing liabilities to $778.3 million for the six months ended June 30, 2014 from $752.0 million for the same six-month period in 2013. Specifically, for the six months ended June 30, 2014, average borrowed funds increased $28.5 million, or 54.7%, while average interest-bearing deposits decreased $2.2 million. Changes in the average volumes of interest-bearing liabilities resulted in additional interest expense of $486 thousand for the six months ended June 30, 2014.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information relating to our consolidated statements of financial condition and operations for the three- and six-month periods ended June 30, 2014 and 2013, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable(4)	$622,815	$6,292	4.04%	$588,467	$6,384	4.34%
Loans-tax free (4)	39,465	485	4.91%	37,308	506	5.43%
Total loans (1)(2)	662,280	6,777	4.09%	625,775	6,890	4.40%
Securities-taxable	169,074	1,033	2.44%	132,175	611	1.85%
Securities-tax free	48,349	848	7.02%	69,474	1,248	7.19%
Total securities (1)(5)	217,423	1,881	3.46%	201,649	1,859	3.69%
Interest-bearing deposits in other banks and federal funds sold	20,782	13	0.25%	23,939	14	0.23%
Total earning assets	900,485	8,671	3.85%	851,363	8,763	4.12%
Non-earning assets	79,591			92,236
Allowance for loan and lease losses	(13,982)			(18,829)
Total assets	$966,094			$924,770

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$305,173	$102	0.13%	$286,700	$150	0.21%
Savings deposits	88,651	15	0.07%	86,557	28	0.13%
Time deposits over $100,000	148,829	287	0.77%	158,863	326	0.82%
Other time deposits	134,316	415	1.24%	158,646	566	1.43%
Total interest-bearing deposits	676,969	819	0.48%	690,766	1,070	0.62%
Borrowed funds and other interest-bearing liabilities	94,952	731	3.08%	54,590	748	5.48%
Total interest-bearing liabilities	771,921	1,550	0.80%	745,356	1,818	0.98%
Demand deposits	126,372			124,179
Other liabilities	24,470			21,057
Shareholders' equity	43,331			34,178
Total liabilities and shareholders' equity	$966,094			$924,770
Net interest income/interest
Rate spread (6)		7,121	3.05%		6,945	3.14%
Tax equivalent adjustment		(453)			(596)
Net interest income as reported		$6,668			$6,349

Net interest margin (7)			3.16%			3.26%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable(4)	$616,698	$12,452	4.04%	$581,191	$12,661	4.36%
Loans-tax free (4)	40,581	991	4.88%	36,244	1,006	5.55%
Total loans (1)(2)	657,279	13,443	4.09%	617,435	13,667	4.43%
Securities-taxable	167,514	1,930	2.30%	122,053	1,168	1.91%
Securities-tax free	54,130	1,924	7.11%	77,739	2,774	7.14%
Total securities (1)(5)	221,644	3,854	3.48%	199,792	3,942	3.95%
Interest-bearing deposits in other banks and federal funds sold	28,358	36	0.25%	39,118	53	0.27%
Total earning assets	907,281	17,333	3.82%	856,345	17,662	4.12%
Non-earning assets	78,934			96,150
Allowance for loan and lease losses	(14,056)			(19,002)
Total assets	$972,159			$933,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$318,086	$214	0.13%	$299,075	$308	0.21%
Savings deposits	88,144	30	0.07%	85,385	54	0.13%
Time deposits over $100,000	154,458	592	0.77%	151,787	643	0.85%
Other time deposits	137,127	848	1.24%	163,766	1,183	1.44%
Total interest-bearing deposits	697,815	1,684	0.48%	700,013	2,188	0.63%
Borrowed funds and other interest-bearing liabilities	80,479	1,439	3.58%	52,024	1,487	5.72%
Total interest-bearing liabilities	778,294	3,123	0.80%	752,037	3,675	0.98%
Demand deposits	129,524			124,785
Other liabilities	24,130			21,577
Shareholders' equity	40,211			35,094
Total liabilities and shareholders' equity	$972,159			$933,493
Net interest income/interest
Rate spread (6)		14,210	3.02%		13,987	3.14%
Tax equivalent adjustment		(991)			(1,285)
Net interest income as reported		$13,219			$12,702

Net interest margin (7)			3.13%			3.27%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$361	$(453)	$(92)	$748	$(957)	$(209)
Loans - tax free	28	(49)	(21)	113	(128)	(15)
Total loans	389	(502)	(113)	861	(1,085)	(224)
Securities - taxable	196	226	422	492	270	762
Securities - tax free	(371)	(29)	(400)	(839)	(11)	(850)
Total securities	(175)	197	22	(347)	259	(88)
Interest-bearing deposits in other banks and federal funds sold	(2)	1	(1)	(14)	(3)	(17)
Total interest income	212	(304)	(92)	500	(829)	(329)

Interest expense:
Interest-bearing demand deposits	9	(57)	(48)	19	(113)	(94)
Savings deposits	1	(14)	(13)	2	(26)	(24)
Time deposits over $100,000	(20)	(19)	(39)	11	(62)	(51)
Other time deposits	(81)	(70)	(151)	(178)	(157)	(335)
Total interest-bearing deposits	(91)	(160)	(251)	(146)	(358)	(504)
Borrowed funds and other interest-bearing liabilities	401	(418)	(17)	633	(681)	(48)
Total interest expense	310	(578)	(268)	487	(1,039)	(552)
Net interest income	$(98)	$274	$176	$13	$210	$223

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

Credits for loan and lease losses of $4.0 million and $5.6 million were recorded for the three- and six-month periods ended June 30, 2014, respectively, compared to credits of $2 thousand and $1.2 million, respectively, for the same periods in the prior year. The $4.4 million increase in the credit for loan and lease losses for the six months ended June 30, 2014 was primarily attributable to the full recovery of $3.6 million in previously charged-off commercial real estate loans.

Non-performing loans decreased $0.8 million to $5.6 million from $6.4 million at December 31, 2013. The Company recorded net recoveries of $3.7 million for the six months ended June 30, 2014, compared to net recoveries of $1.3 million for the same six months of 2013. Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.

Non-interest Income

Non-interest income totaled of $5.0 million for the three months ended June 30, 2014, an increase of $2.7 million from the $2.3 million earned during the comparable period in 2013.  The increase in second quarter non-interest income was primarily due to the receipt of legal settlements totaling $2.1 million. The settlements primarily involved the recovery of all past due interest, late charges and legal and other expenses as part of the settlement of a previously charged-off commercial real estate loan relationship. In addition, net gains on the sale of available-for-sale securities increased $0.6 million to $1.5 million for the three months ended June 30, 2014 from $0.9 million for the same three months of 2013.

Non-interest income amounted to $8.4 million for the six months ended June 30, 2014, an increase of $3.7 million from $4.7 million for the six months ended June 30, 2013. Similar to the reasons given for the quarterly increase, the year-to-date increase in non-interest income was primarily attributable to the legal settlements, a $1.3 million increase in net gains on the sale of investment securities, and a $0.6 million net gain on the divesture of the Company’s Monroe County branch offices.

Non-interest Expense

For the three months ended June 30, 2014, non-interest expense increased $1.1 million, or 13.3%, to $9.0 million, from $7.9 million for the same three months of 2013. On a year-to-date basis, non-interest expense increased $0.7 million to $16.9 million in 2014 from $16.2 million in 2013. The increase in non-interest expense was the result of valuation adjustments to the cost basis of several OREO properties in the amount of $1.7 million recorded in the second quarter of 2014. Partially offsetting this increase were decreases in insurance expenses, regulatory assessments and loan collection expense. During the second quarter of 2014, the Company was notified by the Federal Deposit Insurance Corporation (“FDIC”) that it’s risk category for FDIC assessments had improved from a risk category III to a risk category II based upon the Company’s most recent regulatory examination. Due to the change in risk categories, the Company’s initial base assessment rate for deposit insurance will decrease from 0.23 basis points to 0.14 basis points effective for the January 1, 2014 to March 31, 2014 insurance period. The change in assessment rate resulted in the $137 thousand decrease in regulatory assessments comparing the six months ended June 30, 2014 and 2013.

During the second quarter of 2014, the Company’s professional liability, fidelity bond and errors and omissions insurance policies were renewed at lower rates for the upcoming insurance period. Accordingly, the Company anticipates a decrease in insurance expense for the remainder of 2014. In addition, the Company anticipates that professional and legal fees will decline to more normalized levels for the remainder of 2014, reflecting reduced activity related to, and the potential resolution of, certain outstanding litigation, as well as less reliance on outside advisors and consultants.

Provision for Income Taxes

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence. In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business. In particular, characteristics such as taxable income in current and prior periods, cumulative losses in prior periods, projected future taxable income, levels of capital and reserves, ability to absorb potential losses, and projected future reversals of deferred tax items are considered by the Company in conducting the deferred tax asset analysis. Management’s assumptions and estimates also take into consideration its interpretation of tax laws and possible outcomes of current and future audits conducted by tax authorities.

The Company recorded a provision for income taxes in the amount of $90 thousand and $160 thousand, respectively, for the three and six months ended June 30, 2014. The provision is related solely to an estimate for alternative minimum tax (“AMT”). There was no provision for income taxes recorded for the three and six months ended June 30, 2013.

The net deferred tax asset before consideration of a valuation allowance was $34.1 million at June 30, 2014 and $34.5 million at December 31, 2013. At both dates, the Company’s consolidated statements of financial condition reflected a full valuation allowance. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance that it recorded in 2009. To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense only once the Company can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

Financial Condition

Assets

Total assets decreased $45.9 million, or 4.6%, to $957.9 million at June 30, 2014 from $1.0 billion at December 31, 2013. The decrease resulted primarily from a decrease in cash and cash equivalents, which was directly related to a reduction in total deposits. Loans, net of unearned income and the ALLL increased as a result of favorable demand for the Company’s lending products. Due to favorable rates as compared to other funding sources, the Company utilized borrowings through the FHLB of Pittsburgh as an additional source of liquidity and as a result, total borrowed funds increased when comparing the end of the second quarter of 2014 to year-end 2013.

As discussed above, in the third quarter of 2013, the Company entered into the Branch Purchase Agreement with ESSA for ESSA to acquire certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both located in Monroe County, Pennsylvania. Pursuant to this transaction, which closed on January 24, 2014, the Company sold deposits of $8.8 million, real and personal property of $2.5 million and loans of $1.1 million. The Company realized a net gain on the branch divesture of $607 thousand, which is included in non-interest income in the Consolidated Statements of Operations for the six months ended June 30, 2014.

Cash and Cash Equivalents

Cash and cash equivalents totaled $30.6 million at June 30, 2014, a decrease of $72.9 million, or 70.4%, from $103.6 million at December 31, 2013. The decrease resulted primarily from a $114.5 million decrease in total deposits, coupled with a $28.9 million increase in total loans. Advances through the FHLB of Pittsburgh provided additional liquidity and increased $50.3 million. The Company did not pay any dividends during the three and six months ended June 30, 2014, as it suspended paying dividends to conserve capital and comply with regulatory requirements.

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

At June 30, 2014, the Company’s investment portfolio was comprised principally of U.S. government-sponsored agencies, including residential mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and taxable and tax-exempt obligations of state and political subdivisions and obligations. Other than the obligations of U.S. government-sponsored agencies, there were no security issuers whose aggregate carrying value of securities held by the Company exceeded 10.0% of shareholders’ equity as of June 30, 2014.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands)	2014	2013
Available-for-sale securities
Obligations of U.S. government agencies	$19,387	$-
Obligations of state and political subdivisions	62,913	78,054
Government-sponsored agency:
Collateralized mortgage obligations	35,627	34,799
Residential mortgage-backed securities	89,934	89,656
Corporate debt securities	437	407
Equity securities	966	951
Total	$209,264	$203,867

Held-to-maturity securities
Obligations of state and political subdivisions	$-	$2,308

During the second quarter of 2014, the Company sold 18 of its state and municipal obligations with an aggregate amortized cost of $8.9 million, as well as 2 residential mortgage-backed securities with an aggregate carrying value of $17.2 million. Gross proceeds received totaled $27.5 million, with net gains of $1.5 million realized upon the sales and included in non-interest income. All 20 securities sold during the second quarter were categorized as available-for-sale.

For the six months ended June 30, 2014, the aggregate amortized cost of the securities sold totaled $38.3 million. During the six months ended June 30, 2014, the Company sold its entire holdings of held-to-maturity securities comprised of four zero-coupon obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of held-to-maturity securities were $2.7 million, with net gains of $0.4 million realized upon the sale. For the six months ended June 30, 2014, gross proceeds received from the sale of available-for-sale securities amounted to $35.9 million, with year-to-date net gains totaling $2.7 million included in non-interest income.

The Company did not purchase any securities during the second quarter of 2014. Year-to-date security purchases totaled $37.1 million, included $18.3 million in home equity conversion mortgages of a U.S. government agency and $18.8 million of single-maturity bonds of U.S. government-sponsored agencies.

The following table presents the maturities of available-for-sale securities at June 30, 2014 and the weighted-average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security:

	June 30, 2014
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6 - 10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities (3)	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$19,387	$-	$-	$-	$19,387
Yield	-	-	2.65%	-	-	-	2.65%
Obligations of state and political subdivisions (1)	294	-	20,717	41,902	-	-	62,913
Yield	6.51%	-	4.49%	6.85%	-	-	6.07%
Government-sponsored agencies:
Collateralized mortgage obligations	-	-	-	-	35,627	-	35,627
Yield					2.51%		2.51%
Residential mortgage-backed securities:	-	-	-	-	89,934	-	89,934
Yield					1.99%		1.99%
Corporate debt securities	-	-	-	437	-	-	437
Yield				0.84%			0.84%
Equity securities (2)	-	-	-	-	-	966	966
Yield						3.31%	3.31%
Total available-for-sale securities	$294	$-	$40,104	$42,339	$125,561	$966	$209,264
Weighted yield	6.51%	0.00%	3.60%	6.79%	2.14%	3.31%	3.37%

(1)	Yields on state and municipal securities have been adjusted to tax-equivalent yields using a 34.0% federal income tax rate.
(2)	Yield represents actual return for the three months ended June 30, 2014.
(3)	Collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date.

Substantially all of the Company’s securities portfolio is comprised of debt securities, specifically single-maturity bonds of U.S. government agencies, obligations of states and political subdivisions, and residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations (“CMOs”) of U.S. government-sponsored agencies. The Company held 34 securities that were in an unrealized loss position at June 30, 2014. Substantially all of the unrealized losses relate to debt securities.

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

Management performed a review of the fair values of all securities at June 30, 2014 and determined that movements in the values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that OTTI did not exist at June 30, 2014. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at June 30, 2014 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and CMOs relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA by Moody’s Investor Services or Aaa by Standard & Poor’s and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There were two obligations of state and political subdivisions that were either non-rated or had a rating below A. However, according to the independent credit analysis, these two bonds were considered investment grade.

Investments in FHLB and FRB stock, which have limited marketability, are carried at a cost of $5.7 million and $3.5 million at June 30, 2014 and December 31, 2013, respectively. FRB stock of $1.3 million is included in Other Assets at June 30, 2014 and December 31, 2013. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at June 30, 2014.

Loans

During the first six months of 2014, the Company experienced increased demand for its lending products, as new loan originations exceeded maturities and payoffs. As a result, net loans increased $28.9 million, or 4.6%, to $658.8 million and represented 68.8% of total assets at June 30, 2014, from $629.9 million, or 62.7% of total assets, at December 31, 2013. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.

From a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $23.3 million, or 6.0%, to $410.3 million at June 30, 2014 from $387.0 million at December 31, 2013. Real estate secured loans as a percentage of total gross loans increased to 61.2% at June 30, 2014 from 60.2% as of December 31, 2013.

Commercial and industrial loans increased $3.4 million, or 2.7%, during the year to $130.4 million at June 30, 2014 from $127.0 million at December 31, 2013. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $16.1 million, or 7.3%, to $234.6 million at June 30, 2014 from $218.5 million at December 31, 2013. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans decreased $0.5 million, or 2.1%, during the year to $23.9 million at June 30, 2014 from $24.4 million at December 31, 2013. The Company continues to monitor its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $121.9 million at June 30, 2014, an increase of $7.0 million, or 6.1%, from $114.9 million at December 31, 2013. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, as part of the Bank’s current asset/liability management strategy, fixed-rate residential mortgage loans with maturity terms of 15 years or less that are eligible for sale on the secondary market are being retained in the portfolio.

Consumer loans increased $1.2 million, or 1.0%, to $119.8 million at June 30, 2014, from $118.6 million at December 31, 2013. During the first quarter of 2014, the Company sold its education loan portfolio to a third party. This portfolio had a recorded investment of $2.6 million at the time of sale and the Company realized a loss of $13 thousand upon the sale, which is included in non-interest income in the consolidated statements of operations for the six months ended June 30, 2014. This portfolio was sold due to the low outstanding loan balance as related to the current servicing costs which reduced the yield on the portfolio to an unacceptable level.

Loans to state and municipal governments decreased $0.1 million, or 0.2%, to $39.8 million at June 30, 2014 from $39.9 million at December 31, 2013.

The following table summarizes loans receivable, net by category at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands)	2014	2013
Residential real estate	$121,922	$114,925
Commercial real estate	234,560	218,524
Construction, land acquisition, and development	23,858	24,382
Commercial and industrial loans	130,370	127,021
Consumer loans	119,854	118,645
State and political subdivisions	39,807	39,875
Total loans, gross	670,371	643,372
Unearned income	(133)	(143)
Net deferred loan fees and costs	739	668
Allowance for loan and lease losses	(12,175)	(14,017)
Loans, net	$658,802	$629,880

The Company considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentrations within the Company’s loan portfolio by industry at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Automobile dealers	$21,206	3.16%	$18,467	2.87%
Office complexes/units	16,521	2.46%	9,636	1.50%
Land subdivision	14,798	2.21%	15,974	2.48%
Colleges and Universities	14,042	2.09%	12,671	1.97%
Physicians	13,777	2.06%	13,932	2.17%

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

The following table presents non-performing loans, including non-performing TDRs, OREO and accruing TDRs at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands)	2014	2013
Non-accrual loans	$5,550	$6,356
Loans past due 90 days or more and still accruing	-	19
Total non-performing loans	5,550	6,375
Other real estate owned	3,182	4,246
Total non-performing loans and OREO	$8,732	$10,621

Accruing TDRs	$4,991	$3,995
Non-performing loans as a percentage of gross loans	0.83%	0.99%

Management continues to manage problem credits through heightened work-out efforts on non-performing loans and disposing of its holdings of foreclosed properties. The Company’s asset quality continued to improve during the first six months of 2014. Total non-performing loans and OREO decreased $1.9 million, or 17.8%, to $8.7 million at June 30, 2014 from $10.6 million at December 31, 2013. The Company’s ratio of non-performing loans to total gross loans improved to 0.83% at June 30, 2014 from 0.99% at December 31, 2013, as management continued to reduce the balance of non-accrual loans. The Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 17.7% at June 30, 2014 from 31.6% at December 31, 2013. Despite the decrease, the percentage remains elevated and further deterioration in economic conditions could lead to additional increases in impaired loans.

Accruing TDRs increased $1.0 million comparing June 30, 2014 to December 31, 2013. There were twelve loans modified as TDRs during the six months ended June 30, 2014, with an aggregate post-modification outstanding balance of $0.9 million. In addition, two TDRs with an aggregate outstanding balance of $0.1 million that were on non-accrual status at December 31, 2013 were transferred to accruing status during the six months ended June 30, 2014. New modifications during the six months ended June 30, 2014 included six residential real estate loans, four commercial real estate loans and two consumer loans. The terms of such modifications included one or a combination of extension of term, capitalization of real estate taxes or principal forbearance.

The average balance of impaired loans was $9.3 million and $14.1 million for the six months ended June 30, 2014 and 2013, respectively. The Company received $52 thousand and $105 thousand of interest income on impaired loans for the three and six months ended June 30, 2014, respectively and $90 thousand and $194 thousand of interest income on impaired loans for the respective periods in 2013.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$5,788	$8,832	$6,375	$9,709
Loans newly placed on non-accrual	540	691	1,037	1,315
Changes in loans past due 90 days or more and still accruing	(32)	123	(19)	66
Loans transferred to OREO	(10)	(159)	(10)	(159)
Loans charged-off	(297)	(426)	(543)	(972)
Loans returned to performing status	(9)	(79)	(222)	(152)
Loan payments received	(430)	(653)	(1,068)	(1,478)
Balance, end of period	$5,550	$8,329	$5,550	$8,329

The additional interest income that would have been earned on non-accrual and restructured loans for the three and six months ended June 30, 2014 had the loans been performing in accordance with their original terms approximated $104 thousand and $207 thousand, respectively, and $189 thousand and $389 thousand for the respective three and six month periods of the prior year.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Accruing:
30-59 days	0.31%	0.46%
60-89 days	0.10%	0.09%
90+ days	0.00%	0.00%
Non-accrual	0.83%	0.99%
Total delinquencies	1.24%	1.54%

The decrease in total delinquencies as a percentage of gross loans at June 30, 2014 was primarily due to the more rigorous collections of non-performing loans. In its evaluation of the ALLL, management considers a variety of qualitative factors, including changes in the volume and severity of delinquencies.

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

The Company’s ALLL consists of both specific and general components. At June 30, 2014, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $360 thousand, or 3.0%, of the total ALLL. A general allocation of $11.8 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 97.0% of the total ALLL of $12.2 million. The ratio of the ALLL to total loans at June 30, 2014 and December 31, 2013 was 1.82% and 2.18%, respectively, based on total loans of $670.4 million and $643.4 million, respectively. The decrease in the ALLL as a percentage of total loans reflects asset quality improvements and lower levels of charge-offs than in the past, coupled with increased loan demand. See “Asset Quality” for further information.

The following table presents an allocation of the ALLL and percentage of loans in each category at June 30, 2014 and December 31, 2013:

Allocation of the Allowance for Loan Losses

	June 30, 2014		December 31, 2013
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$2,112	18.19%	$2,287	17.86%
Commercial real estate	5,133	34.99%	6,017	33.97%
Construction, land acquisition and development	923	3.56%	924	3.79%
Commercial and industrial	1,758	19.44%	2,321	19.74%
Consumer	1,681	17.88%	1,789	18.44%
State and political subdivisions	568	5.94%	679	6.20%
Total	$12,175	100.00%	$14,017	100.00%

The following table presents an analysis of the ALLL for the three and six months ended June 30, 2014 and 2013:

Analysis of the Allowance for Loan and Lease Losses
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$12,589	$18,473	$14,017	$18,536
Charge-offs:
Residential real estate	76	188	85	347
Commercial real estate	-	-	-	48
Construction, land acquisition and development	-	-	-	110
Commercial and industrial	127	83	150	128
Consumer	130	165	367	359
State and political subdivisions	-	-	-	-
Total charge-offs	333	436	602	992
Recoveries of charged-off loans:
Residential real estate	62	173	70	181
Commercial real estate	349	64	355	109
Construction, land acquisition and development	3,299	114	3,539	119
Commercial and industrial	63	69	126	1,585
Consumer	151	133	245	276
State and political subdivisions	-	-	-	-
Total recoveries	3,924	553	4,335	2,270
Net recoveries	(3,591)	(117)	(3,733)	(1,278)
Credit for loan and lease losses	(4,005)	(2)	(5,575)	(1,226)
Balance at end of period	$12,175	$18,588	$12,175	$18,588

Net recoveries during the period as a percentage of average loans outstanding during the period	0.54%	0.02%	0.57%	0.21%

Allowance for loan and lease losses as a percentage of gross loans at end of period	1.82%	2.90%	1.82%	2.90%

Other Real Estate Owned

At June 30, 2014, OREO consisted of 20 properties with an aggregate carrying value of $3.2 million, a decrease of $1.0 million from $4.2 million at December 31, 2013.  There was one property with an aggregate carrying value of $14 thousand foreclosed upon during the six months ended June 30, 2014. During the six months ended June 30, 2014, there were three sales and two partial sales of properties with an aggregate carrying value of $1.1 million. The Company realized net gains on the sale of these properties of $68 thousand, which is included in non-interest income.

Due to a change in strategic purpose, the Company transferred the Stroudsburg office from bank premises and equipment to OREO for disposition during the six months ended June 30, 2014. The deposits and loans of this branch were sold to ESSA as part of the Branch Purchase Agreement. The Company retained this facility and was initially planning to use it for other bank-related purposes. This property with a carrying value of $1.7 million was written down to its appraised value less cost to sell of $0.8 million at the time of transfer. A valuation adjustment of $0.9 million, included in non-interest expense, was recorded at the time of transfer.

In addition, there are four properties that have been held in OREO for a significant amount of time and are approaching the regulatory holding period threshold of five years. In an effort to aggressively dispose of these properties, management requested independent appraisals using a liquidation value basis for each of the properties. Accordingly, the Company incurred valuation adjustments to these four properties totaling $0.7 million for the six months ended June 30, 2014. Total valuation adjustments to the carrying value of OREO included in non-interest expense for the six months ended June 30, 2014 amounted to $1.8 million.

The Company actively markets all OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This market value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties.

The following table presents the activity in OREO for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013
Balance, January 1,	$4,246	$3,983
Loans transferred to OREO	13	159
Bank premises transferred to OREO	1,749	-
Valuation adjustments	(1,770)	(105)
Carrying value of OREO sold	(1,056)	(1,259)
Balance, June 30,	$3,182	$2,778

The following schedule presents a breakdown of OREO at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands)	2014	2013
Land/lots	$1,851	$3,549
Commercial real estate	1,290	647
Residential real estate	41	50
Total other real estate owned	$3,182	$4,246

Liabilities

Total liabilities were $908.7 million at June 30, 2014, a decrease of $61.5 million, or 6.3%, from $970.2 million at December 31, 2013. The decrease is primarily attributable to the decrease in total deposits. Total deposits decreased $114.5 million, or 12.9%, to $770.2 million at June 30, 2014 as compared to $884.7 million at December 31, 2013. The decrease in deposits reflected cyclical deposit trends of the Company’s municipal customers, the Monroe County branch divestures and continued runoff of certificates of deposit in the low interest rate environment. Specifically, non-interest-bearing demand deposits decreased $32.0 million, or 20.3%, while interest-bearing deposits declined $82.5 million, or 11.3%. Borrowed funds increased by $50.3 million, or 80.5%, to $112.7 million at June 30, 2014 as compared to $62.4 million at December 31, 2013.

Equity

Total shareholders’ equity increased $15.6 million, or 46.5%, to $49.2 million at June 30, 2014 from $33.6 million at December 31, 2013. Net income for the six months ended June 30, 2014 of $10.1 million and a $5.5 million increase in accumulated other comprehensive income were the primary factors leading to the capital improvement. The increase in accumulated other comprehensive income was primarily attributed to appreciation in the fair value of securities held in the available-for-sale portfolio. Book value per common share was $2.99 at June 30, 2014 compared to $2.04 at December 31, 2013. At June 30, 2014, the Bank’s total risk-based capital and Tier I leverage ratios were 14.74% and 9.62%, respectively, which exceed the respective 13.00% and 9.00% ratios required by the OCC Consent Order.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. The Company’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. The Company has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors the Company’s liquidity position and fluctuations daily so that the Company can adapt accordingly to market influences and balance sheet trends. Management also forecasts liquidity needs and develops strategies to ensure adequate liquidity at all times. The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are the Company’s most liquid assets.  At June 30, 2014, cash and cash equivalents totaled $30.6 million, a decrease of $73.0 million from $103.6 million at December 31, 2013. Cash outlays for investing and financing activities used $14.8 million and $63.8 million, respectively, of cash and cash equivalents during the six months ended June 30, 2014. The $14.8 million in cash used in investing activities resulted primarily from a net increase in loans to customers of $25.8 million. Partially offsetting this cash outflow, were proceeds received from sales, maturities, calls and principal reductions from securities, net of purchases of securities, of $7.7 million and proceeds received from the sale of OREO and bank premises and equipment of $1.1 million and $2.5 million, respectively. The $63.8 million used in financing activities resulted from a $114.1 million net decrease in deposits, partially offset by proceeds from FHLB advances, net of repayments, of $50.3 million.

Despite the decrease in cash and cash equivalents, management believes that the Company’s liquidity position is sufficient to meet its cash flow needs as of June 30, 2014. The decrease in total deposits reflected cyclical deposit trends of the Company’s municipal customers and the anticipated runoff of certificates of deposit with above market interest rates. The majority of this runoff was concentrated in certificates of deposit obtained through a national listing service. Management, in accordance with the Company’s current asset/liability strategy decided to replace these certificates with short-term, lower-costing advances from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh totaled $90.0 million for the six months ended June 30, 2014. These advances had a weighted average maturity of 0.9 years and a weighted-average interest rate of 0.44%. The Company made repayments of advances to the FHLB of Pittsburgh amounting to $39.7 million during the six months ended June 30, 2014. At June 30, 2014, the Company had available borrowing capacity with the FHLB of Pittsburgh of $162.0 million.

Interest Rate Risk

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

•	Asset and liability levels using June 30, 2014 as a starting point;
•	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
•	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of a 200 basis point upward and a 100 basis point downward movement in interest rates on net interest income and the change in economic value.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2014 levels.

			Policy
	Rates + 200	Rates -100	Limits
Earnings at risk:
Percent change in net interest income	1.5%	(0.5)%	(10.0)%/(5.0)%

Economic value at risk:
Percent change in economic value of equity	(6.3)%	(3.7)%	(20.0)%/(10.0)%

Under the model, the Company’s net interest income is expected to increase 1.5%, while the Company’s economic value of equity is expected to decrease 6.3%, under a 200 basis point upward movement in interest rates. The anticipated increase in net interest income reflects the composition of the Company’s loan portfolio, which is comprised of a significant balance of variable-rate loans, which will re-price immediately or in the near term. In comparison, results for a similar model for the year ended December 31, 2013 simulated a 3.9% increase in net interest income under a 200 basis point upward movement in interest rates.

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

For the three- and six-month periods ended June 30, 2014, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first six months of 2014.  For discussion of the Company’s exposure to market risk, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk, hereof, and Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2013.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance, the Company had recorded a liability for this indemnification in other liabilities. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and, as such, as of June 30, 2014, $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and its subsidiary, First National Community Bank, as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by the Company and the Bank. The Company and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for the failure to fulfill its obligations to the Company and the Bank under the insurance policy. At this time, the matter is in the discovery stage and the Company cannot reasonably determine the outcome or potential range of loss in connection with this matter.

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  This matter is in the discovery stage.  At this time the Company cannot reasonably determine the outcome or potential range of loss.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  This matter is in the discovery stage.  At this time the Company cannot reasonably determine the outcome or potential range of loss.

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

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: August 11, 2014	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer
Principal Executive Officer

Date: August 11, 2014	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 11, 2014	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer

