Form 10-Q
period 2014-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2014-11-10
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,471,569 shares
(Title of Class)	(Outstanding at November 10, 2014)

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$21,532	$19,295
Interest-bearing deposits in other banks	18,461	84,261
Total cash and cash equivalents	39,993	103,556
Securities available for sale, at fair value	217,412	203,867
Securities held to maturity, at amortized cost (fair value $0 and $2,424)	-	2,308
Stock in Federal Home Loan Bank of Pittsburgh, at cost	4,356	2,146
Loans held for sale	171	820
Loans, net of allowance for loan and lease losses of $11,898 and $14,017	666,262	629,880
Bank premises and equipment, net	11,094	15,363
Accrued interest receivable	2,158	2,191
Intangible assets	344	467
Bank-owned life insurance	28,663	28,167
Other real estate owned	2,617	4,246
Other assets	9,063	10,797
Total assets	$982,133	$1,003,808

Liabilities
Deposits:
Demand (non-interest-bearing)	$148,430	$157,550
Interest-bearing	654,766	727,148
Total deposits	803,196	884,698
Borrowed funds
Federal Home Loan Bank of Pittsburgh advances	68,786	27,123
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	104,096	62,433
Accrued interest payable	10,515	8,732
Other liabilities	14,005	14,367
Total liabilities	931,812	970,230

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2014 and December 31, 2013
Issued and outstanding: 0 shares at September 30, 2014 and December 31, 2013	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2014 and December 31, 2013
Issued and outstanding: 16,471,569 shares at September 30, 2014 and December 31, 2013	20,589	20,589
Additional paid-in capital	61,692	61,627
Accumulated deficit	(32,095)	(45,546)
Accumulated other comprehensive income (loss)	135	(3,092)
Total shareholders' equity	50,321	33,578
Total liabilities and shareholders’ equity	$982,133	$1,003,808

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2014	2013	2014	2013
Interest income
Interest and fees on loans	$6,852	$6,833	$19,958	$20,158
Interest and dividends on securities
U.S. government agencies	893	429	2,496	1,331
State and political subdivisions, tax-free	409	761	1,679	2,592
State and political subdivisions, taxable	76	98	271	295
Other securities	74	51	206	120
Total interest and dividends on securities	1,452	1,339	4,652	4,338
Interest on interest-bearing deposits and federal funds sold	8	17	44	70
Total interest income	8,312	8,189	24,654	24,566
Interest expense
Interest on deposits	751	1,037	2,435	3,225
Interest on borrowed funds
Interest on Federal Home Loan Bank of Pittsburgh advances	125	149	334	403
Interest on subordinated debentures	575	575	1,706	1,706
Interest on junior subordinated debentures	50	51	149	153
Total interest on borrowed funds	750	775	2,189	2,262
Total interest expense	1,501	1,812	4,624	5,487
Net interest income before credit for loan and lease losses	6,811	6,377	20,030	19,079
Credit for loan and lease losses	(54)	(1,159)	(5,629)	(2,385)
Net interest income after credit for loan and lease losses	6,865	7,536	25,659	21,464
Non-interest income
Deposit service charges	781	758	2,217	2,159
Net gain on the sale of securities	2,958	817	6,006	2,558
Net gain on the sale of mortgage loans held for sale	57	81	223	241
Net loss on the sale of education loans	-	-	(13)	-
Net gain on the sale of other real estate owned	35	5	103	94
Gain on branch divestitures	-	-	607	-
Loan-related fees	101	87	292	284
Income from bank-owned life insurance	165	176	496	531
Legal settlements	-	-	2,127	288
Other	345	491	799	1,000
Total non-interest income	4,442	2,415	12,857	7,155
Non-interest expense
Salaries and employee benefits	3,316	3,223	9,809	9,786
Occupancy expense	438	529	1,554	1,663
Equipment expense	355	369	1,068	1,125
Advertising expense	109	146	353	402
Data processing expense	508	499	1,556	1,567
Regulatory assessments	266	603	1,389	1,863
Bank shares tax	21	241	372	723
Expense of other real estate owned	514	318	2,495	768
Provision (credit) for off-balance sheet commitments	3	(56)	(201)	(232)
Legal expense	268	657	1,428	1,838
Professional fees	306	351	1,240	1,228
Insurance expenses	196	279	757	898
Loan collection expense	35	58	72	305
Other operating expenses	1,448	847	2,847	2,347
Total non-interest expense	7,783	8,064	24,739	24,281
Income before income taxes	3,524	1,887	13,777	4,338
Provision for income taxes	166	-	326	-
Net income	$3,358	$1,887	$13,451	$4,338

Earnings per share
Basic	$0.20	$0.11	$0.82	$0.26
Diluted	$0.20	$0.11	$0.82	$0.26

Cash dividends declared per common share	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,471,569	16,457,169	16,471,569	16,457,169
Diluted	16,471,569	16,457,169	16,471,851	16,457,169

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income	$3,358	$1,887	$13,451	$4,338
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(482)	(132)	10,528	(10,270)
Taxes	163	45	(3,580)	3,492
Net of tax amount	(319)	(87)	6,948	(6,778)

Reclassification adjustment for gains included in net income	(2,958)	(817)	(5,638)	(2,558)
Taxes	1,006	278	1,917	870
Net of tax amount	(1,952)	(539)	(3,721)	(1,688)

Total other comprehensive (loss) income	(2,271)	(626)	3,227	(8,466)

Total comprehensive income (loss)	$1,087	$1,261	$16,678	$(4,128)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Number		Additional		Accumulated	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the period	-	-	-	4,338	-	4,338
Other comprehensive loss, net of tax of $4,362	-	-	-	-	(8,466)	(8,466)
Balances, September 30, 2013	16,457,169	$20,571	$61,584	$(47,590)	$(1,768)	$32,797

Balances, December 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the period	-	-	-	13,451	-	13,451
Restricted stock awards	-	-	65	-	-	65
Other comprehensive income, net of tax of $1,663	-	-	-	-	3,227	3,227
Balances, September 30, 2014	16,471,569	$20,589	$61,692	$(32,095)	$135	$50,321

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Operating activities:
Net income	$13,451	$4,338
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization (accretion), net	953	240
Equity in trust	(4)	(5)
Depreciation and amortization	1,068	924
Stock-based compensation	65	-
Credit for loan and lease losses	(5,629)	(2,385)
Credit for off balance sheet commitments	(201)	(232)
Gain on the sale of available-for-sale securities	(5,638)	(2,558)
Gain on the sale of held-to-maturity securities	(368)	-
Gain on the sale of loans held for sale	(223)	(241)
Loss on the sale of education loans	13	-
Gain on branch divestitures	(607)	-
Loss on abandonment of fixed assets	352	-
Gain on the sale of other real estate owned	(103)	(94)
Valuation adjustment of other real estate owned	2,199	257
Income from bank-owned life insurance	(496)	(531)
Proceeds from the sale of loans held for sale	6,806	9,238
Funds used to originate loans held for sale	(5,934)	(8,266)
Decrease (increase) in accrued interest receivable	33	(121)
Decrease in refundable federal income taxes	-	11,582
(Increase) decrease in other assets	(64)	4,418
Increase in accrued interest payable	1,783	1,807
Increase (decrease) in other liabilities	(333)	(1,562)
Total adjustments	(6,328)	12,471
Net cash provided by operating activities	7,123	16,809

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale securities	5,965	12,086
Proceeds from the sale of available-for-sale securities	78,582	51,066
Proceeds from the sale of held-to-maturity securities	2,686	-
Purchases of available-for-sale securities	(88,528)	(73,997)
Net (purchase) redemption of Federal Home Loan Bank of Pittsburgh stock	(2,210)	3,407
Proceeds from the sale of education loans	2,537	-
Net increase in loans to customers	(33,095)	(56,979)
Proceeds from the sale of other real estate owned	1,268	1,489
Proceeds from the sale of bank premises and equipment through branch divestitures	2,504	-
Purchases of property and equipment	(982)	(583)
Net cash used in investing activities	(31,273)	(63,511)

Cash flows from financing activities:
Net decrease in deposits	(81,076)	(803)
Proceeds from Federal Home Loan Bank of Pittsburgh advances	194,235	32,250
Repayment of Federal Home Loan Bank of Pittsburgh advances	(152,572)	(13,630)
Net cash (used in) provided by financing activities	(39,413)	17,817
Net decrease in cash and cash equivalents	(63,563)	(28,885)
Cash and cash equivalents at beginning of period	103,556	115,271
Cash and cash equivalents at end of period	$39,993	$86,386

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$2,841	$3,680
Income taxes	238	(11,582)
Other transactions:
Principal balance of loans transferred to other real estate owned	13	255
Bank premises transferred to other real estate owned	1,749	1,819
Change in deferred gain on sale of other real estate owned	27	-

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In the opinion of management, all adjustments necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2014 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended September 30, 2014, may not be indicative of its future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in its Annual Report filed on Form 10-K as of and for the year ended December 31, 2013 and the Company’s Quarterly Reports filed on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014.

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

ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for public companies for interim and annual periods beginning after December 15, 2014. For all other entities, the new standard is effective for annual periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2015 is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” defines management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide guidance for related footnote disclosures. ASU 2014-15 requires an entity’s management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically ASU 2014-15: (1) provides a definition of the term substantial doubt; (2) requires an evaluation as to whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable); (3) provides principles for considering the mitigating effect of management’s plans; (4) requires certain disclosures when substantial doubt is alleviated; and (5) require an express statement and other disclosures when substantial doubt is not alleviated. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance on December 31, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

Note 3.   Regulatory Matters

The Bank is under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. The Company is also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

OCC Consent Order. The Bank, pursuant to a Stipulation and Consent to the Issuance of a Consent Order dated September 1, 2010, without admitting or denying any wrongdoing, consented and agreed to the issuance of the Order by the OCC, the Bank’s primary regulator. The Order requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Order is based on the results of an examination of the Bank as of March 31, 2009. Since the examination, management has engaged in ongoing discussions with the OCC and has taken steps to improve the condition, policies and procedures of the Bank. Compliance with the Order is monitored by a committee (the “Committee”) of at least three directors, none of whom is an employee or controlling shareholder of the Bank or its affiliates or a family member of any such person. The Committee had been required to submit written progress reports to the OCC on a monthly basis. Effective April 10, 2014, the written progress report requirement was changed from monthly to quarterly as of quarter-end March 31, 2014. The Committee has submitted each of the required progress reports with the OCC. The members of the Committee are John P. Moses, William G. Bracey, Joseph Coccia, Keith W. Eckel and Thomas J. Melone. The material provisions of the Order are set forth below with a description of the status of the Bank’s effort to comply with such provisions:

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

The Bank has developed a Strategic Plan that it believes complies with the Order requirements. A three-year Strategic Plan for the period January 1, 2011 to December 31, 2013 was prepared and submitted to the OCC for review. On an annual basis, the Bank prepares an updated and revised Strategic Plan. Strategic Plans for the three-year periods January 1, 2012 to December 31, 2014 and January 1, 2013 to December 31, 2015 were submitted to the OCC for review. The Strategic Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and submitted to the OCC for review in April 2014. The OCC issued a written determination of supervisory non-objection to the Strategic Plan in June 2014. The Strategic Plan was adopted by the Board of Directors in June 2014.

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan (a “Capital Plan”), which must be submitted to the OCC for review and prior determination of no supervisory objection;

The Bank has developed a Capital Plan that it believes complies with the Order requirements to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 13%. This Capital Plan for the period January 1, 2011 through December 31, 2013 and its annual update and revisions for 2012 and 2013 were submitted to the OCC for review. The annual update and revision to the Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and forwarded to the OCC for review in April 2014. The OCC issued a written determination of supervisory non-objection to the Capital Plan in June 2014. The Capital Plan was adopted by the Board of Directors in June 2014.

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

The Bank’s total risk-based capital ratio was 15.28% at September 30, 2014, which was above the 13.00% required by the Order. The Bank’s leverage capital ratio was 10.05% at September 30, 2014, which was above the 9.00% required by the Order. The Bank’s total risk-based capital increased 185 basis points, while the Bank’s leverage ratio increased 173 basis points at September 30, 2014 compared to December 31, 2013.

(iv) the Bank may not pay any dividend or capital distribution unless it is in compliance with the higher capital requirements required by the Order, the Capital Plan, applicable legal requirements and, then only after receiving a determination of no supervisory objection from the OCC;

The Board has acknowledged the prohibition on payment of dividends or any other capital distributions unless the Bank receives a determination of no supervisory objection from the OCC. The Bank has not paid any dividends or capital distributions since the effective date of the Order.

On September 8, 2014, the Company sent to the OCC a request for a determination of no supervisory objection of a $1.0 million capital distribution from the Bank to the Company to both cure the trust preferred securities interest deferral and to make regular quarterly interest payments going forward. As of the date of this filing, the Company has not received a determination of no supervisory objection from the OCC.

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

The Committee completed its review of the Board and the Board committee structure on November 10, 2010 by reviewing the Board Structure Study report completed by an independent consultant engaged by the Committee. The report was forwarded to the OCC on November 24, 2010. The Company has implemented those recommendations and believes it is in compliance with the requirements of this provision. Louis A. DeNaples re-joined the Board in December 2013, William G. Bracey was appointed to the Board in May 2014, and Keith W. Eckel was appointed to the Board in September 2014. One of the Company’s directors, Joseph J. Gentile, passed away in August 2014.

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

The Bank’s written Loan Policy has been revised to improve guidance and control over the Bank’s lending functions. The revised policy was approved by the Board on October 27, 2010. Additional periodic Loan Policy revisions were approved by the Board from November 24, 2010 through October 2014 for purposes of continued compliance with this provision.

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

(xv) by October 31, 2010, the Board was required to revise and implement the Bank’s Other Than Temporary Impairment Policy;

The Board believes that the Other Than Temporary Impairment Policy has been reviewed and revised so that the quarterly other than temporary impairment (“OTTI”) analysis process identifies and measures OTTI in accordance with GAAP and supervisory guidance, including Financial Accounting Standards Board Accounting Standards Codification 320-10-35 (Recognition and Presentation of Other-than-Temporary Impairments), OCC Bulletin 2009-11 dated April 17, 2009, "Other-than-Temporary Impairment Accounting", OCC Bulletin 2013-28, “Uniform Agreement on the Classification and Appraisal of Securities Held by Depository Institutions” and OCC Call Report Instructions.

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

On September 8, 2014 the Company sent to the Reserve Bank requests for approval for the Company to receive a $1.0 million capital distribution from the Bank, and to make a distribution on the trust preferred securities to cure the interest deferral and resume regular quarterly interest payments commencing on March 15, 2015. As of the date of this filing the Company has not received approval from the Reserve Bank.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The Capital Plan was submitted to the Reserve Bank on January 11, 2011. The Capital Plan has since been updated at least annually and forwarded to the Reserve Bank. The annual update and revision to the Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed in conjunction with the annual budget and strategic planning initiatives and provided to the Reserve Bank in April 2014. The Company notified the Reserve Bank that the OCC issued a written determination of supervisory non-objection to the Capital Plan in June 2014, and that the Bank’s Board of Directors adopted the plan in June 2014.

The Bank’s total risk-based capital ratio was 15.28% at September 30, 2014, which was above the 13.00% minimum required by the Order. The Bank’s leverage ratio was 10.05% at September 30, 2014, which was also above the 9.00% required by the Order.

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

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar projections for 2012, 2013, and 2014 were provided to the Reserve Bank within the time requirements prescribed in the Agreement. At the request of the Reserve Bank, the Company provided the Reserve Bank with an updated cash flow projection for 2014-2016 in August of 2013. The cash flow projection for 2015 is scheduled to be delivered to the Federal Reserve Bank in December 2014.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At September 30, 2014, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to at least 13.00% of risk-weighted assets and a Tier I capital ratio equal to at least 9.00% of adjusted total assets. As of September 30, 2014, the Bank met both the 13.00% minimum requirement for the total-risk based capital ratio and the 9.00% minimum requirement for the Tier I leverage ratio. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below.

The Company’s and the Bank’s actual capital positions, risk-weighted assets, and total average assets for the Tier I leverage ratio at September 30, 2014 and December 31, 2013 are presented in the following table:

Capital Analysis

	September 30,	December 31,
(in thousands)	2014	2013
Company
Tier I capital:
Total tier I capital	$59,810	$46,165
Tier II capital:
Subordinated notes	25,000	23,085
Allowable portion of allowance for loan losses	8,703	8,462
Total tier II capital	33,703	31,547
Total risk-based capital	$93,513	$77,712

Total risk-weighted assets	$692,693	$670,894

Total average assets (for Tier I leverage ratio)	$965,740	$980,754

Bank
Tier I capital:
Total tier I capital	$97,096	$81,581
Tier II capital:
Allowable portion of allowance for loan losses	8,698	8,456
Total tier II capital	8,698	8,456
Total risk-based capital	$105,794	$90,037

Total risk-weighted assets	$692,314	$670,416

Total average assets (for Tier I leverage ratio)	$965,709	$980,747

The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at September 30, 2014 and December 31, 2013:

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2014
Total capital (to risk-weighted assets)
Company	$93,513	13.50%	$	>55,415	>8.00%		N/A	N/A
Bank	$105,794	15.28%	$	>55,385	>8.00%	$	>69,231	>10.00%
Tier I capital (to risk-weighted assets)
Company	$59,810	8.63%	$	>27,708	>4.00%		N/A	N/A
Bank	$97,096	14.02%	$	>27,693	>4.00%	$	>41,539	>6.00%
Tier I capital (to average assets)
Company	$59,810	6.19%	$	>38,630	>4.00%		N/A	N/A
Bank	$97,096	10.05%	$	>38,628	>4.00%	$	>48,285	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2013
Total capital (to risk-weighted assets)
Company	$77,712	11.58%	$	>53,672	>8.00%		N/A	N/A
Bank	$90,037	13.43%	$	>53,633	>8.00%	$	>67,042	>10.00%
Tier I capital (to risk-weighted assets)
Company	$46,165	6.88%	$	>26,836	>4.00%		N/A	N/A
Bank	$81,581	12.17%	$	>26,817	>4.00%	$	>40,225	>6.00%
Tier I capital (to average assets)
Company	$46,165	4.71%	$	>39,230	>4.00%		N/A	N/A
Bank	$81,581	8.32%	$	>39,230	>4.00%	$	>49,038	>5.00%

Note 4.   Loans

The following table summarizes loans receivable, net, by category at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013
Residential real estate	$124,375	$114,925
Commercial real estate	237,437	218,524
Construction, land acquisition and development	17,561	24,382
Commercial and industrial	135,283	127,021
Consumer	122,573	118,645
State and political subdivisions	40,210	39,875
Total loans, gross	677,439	643,372
Unearned income	(115)	(143)
Net deferred loan fees and costs	836	668
Allowance for loan and lease losses	(11,898)	(14,017)
Loans, net	$666,262	$629,880

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

The Company originates one- to four-family mortgage loans primarily for sale in the secondary market. During the three and nine month periods ended September 30, 2014, the Company sold $1.7 million and $6.6 million, respectively, of one- to four-family mortgages. The Company retained servicing rights on these mortgages. The Company had $171 thousand and $820 thousand in loans held-for-sale at September 30, 2014 and December 31, 2013, respectively. All loans held for sale are one- to four-family residential mortgage loans.

The Company sold substantially all of its education loans, which are categorized as consumer loans, to a third party during the nine months ended September 30, 2014. The education loans had a recorded investment of $2.6 million at the time of sale. The Company recognized a loss of $13 thousand upon the sale of these loans which is included in non-interest income for the nine months ended September 30, 2014.

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

The following table summarizes the activity in the ALLL by loan category for the three and nine months ended September 30, 2014 and 2013:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
Three months ended September 30, 2014:
Allowance for loan losses:
Beginning balance, July 1, 2014	$2,112	$5,133	$923	$1,758	$1,681	$568	$12,175
Charge-offs	(67)	-	-	(22)	(270)	-	(359)
Recoveries	9	-	-	69	58	-	136
Provisions (credits)	(307)	128	(148)	-	258	15	(54)
Ending balance, September 30, 2014	$1,747	$5,261	$775	$1,805	$1,727	$583	$11,898

Three months ended September 30, 2013:
Allowance for loan losses:
Beginning balance, July 1, 2013	$2,145	$7,823	$2,390	$3,487	$1,760	$983	$18,588
Charge-offs	(98)	-	(65)	(116)	(74)	-	(353)
Recoveries	9	362	5	71	95	-	542
Provisions (credits)	215	(869)	(141)	(225)	105	(244)	(1,159)
Ending balance, September 30, 2013	$2,271	$7,316	$2,189	$3,217	$1,886	$739	$17,618

Nine months ended September 30, 2014:
Allowance for loan losses:
Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$14,017
Charge-offs	(152)	-	-	(172)	(637)	-	(961)
Recoveries	79	355	3,539	195	303	-	4,471
Provisions (credits)	(467)	(1,111)	(3,688)	(539)	272	(96)	(5,629)
Ending balance, September 30, 2014	$1,747	$5,261	$775	$1,805	$1,727	$583	$11,898

Nine months ended September 30, 2013:
Allowance for loan losses:
Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536
Charge-offs	(445)	(48)	(175)	(244)	(433)	-	(1,345)
Recoveries	190	471	124	1,656	371	-	2,812
Provisions (credits)	762	(1,169)	78	(2,362)	240	66	(2,385)
Ending balance, September 30, 2013	$2,271	$7,316	$2,189	$3,217	$1,886	$739	$17,618

The following table presents the allocation of the ALLL and the related loan balance disaggregated based on the impairment methodology for each loan category at September 30, 2014 and December 31, 2013:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$6	$341	$1	$-	$1	$-	$349
Collectively evaluated for impairment	1,741	4,920	774	1,805	1,726	583	11,549
Total	$1,747	$5,261	$775	$1,805	$1,727	$583	$11,898

Loans receivable:
Individually evaluated for impairment	$2,583	$6,608	$259	$-	$363	$-	$9,813
Collectively evaluated for impairment	121,792	230,829	17,302	135,283	122,210	40,210	667,626
Total	$124,375	$237,437	$17,561	$135,283	$122,573	$40,210	$677,439

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$12	$296	$1	$-	$1	$-	$310
Collectively evaluated for impairment	2,275	5,721	923	2,321	1,788	679	13,707
Total	$2,287	$6,017	$924	$2,321	$1,789	$679	$14,017

Loans receivable:
Individually evaluated for impairment	$1,985	$6,626	$306	$-	$316	$-	$9,233
Collectively evaluated for impairment	112,940	211,898	24,076	127,021	118,329	39,875	634,139
Total	$114,925	$218,524	$24,382	$127,021	$118,645	$39,875	$643,372

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

Special Mention – Assets classified as special mention do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but do possess credit deficiencies or potential weaknesses deserving close attention.  Special Mention assets have a potential weakness or pose an unwarranted financial risk which, if not corrected, could weaken the asset and increase risk in the future.

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at September 30, 2014 and December 31, 2013:

Commercial Credit Quality Indicators
September 30, 2014
	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial and		Political
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Subdivisions	Total
Internal risk rating
Pass	$21,865	$207,322	$9,053	$125,170	$3,302	$38,556	$405,268
Special mention	453	16,445	1,625	2,098	-	1,026	21,647
Substandard	1,201	13,670	5,616	2,534	127	628	23,776
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$23,519	$237,437	$16,294	$129,802	$3,429	$40,210	$450,691

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

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless collection of the loan is in process and reasonably assured. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools. The following tables present the recorded investment in residential real estate loans, residential construction, land acquisition and development loans, commercial indirect auto loans, and consumer loans based on payment activity at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$99,912	$944	$100,856
Construction, land acquisition and development - residential	1,267	-	1,267
Commercial - indirect auto	5,481	-	5,481
Consumer	118,929	215	119,144
Total	$225,589	$1,159	$226,748

	December 31, 2013
	Accruing	Non-Accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$92,181	$1,478	$93,659
Construction, land acquisition and development - residential	3,072	-	3,072
Commercial - indirect auto	5,671	-	5,671
Consumer	115,809	133	115,942
Total	$216,733	$1,611	$218,344

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.5 million and $6.4 million at September 30, 2014 and December 31, 2013, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be fewer than 90 days delinquent and still be on a non-accrual status. Loans past due 90 days or more and still accruing interest were $49 thousand and $19 thousand at September 30, 2014 and December 31, 2013, and consisted of loans that are well secured and are in the process of collection.

The following tables present the delinquency status of past due and non-accrual loans by loan category at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$122,894	$263	$44	$-	$123,201
Commercial real estate	233,190	73	112	49	233,424
Construction, land acquisition and development	17,516	-	-	-	17,516
Total real estate	373,600	336	156	49	374,141

Commercial and industrial	134,857	179	155	-	135,191

Consumer	120,892	1,119	347	-	122,358

State and political subdivisions	40,210	-	-	-	40,210
Total performing (accruing) loans	669,559	1,634	658	49	671,900

Non-accrual loans:
Real estate:
Residential real estate	417	121	39	597	1,174
Commercial real estate	3,969	-	-	44	4,013
Construction, land acquisition and development	-	-	-	45	45
Total real estate	4,386	121	39	686	5,232

Commercial and industrial	32	20	-	40	92

Consumer	39	7	38	131	215

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,457	148	77	857	5,539

Total loans receivable	$674,016	$1,782	$735	$906	$677,439

	December 31, 2013
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$112,519	$571	$116	$-	$113,206
Commercial real estate	213,660	629	-	-	214,289
Construction, land acquisition and development	24,259	78	-	-	24,337
Total real estate	350,438	1,278	116	-	351,832

Commercial and industrial	126,441	232	125	19	126,817

Consumer	116,710	1,420	362	-	118,492

State and political subdivisions	39,875	-	-	-	39,875
Total peforming (accruing) loans	633,464	2,930	603	19	637,016

Non-accrual loans:
Real estate:
Residential real estate	570	73	51	1,025	1,719
Commercial real estate	4,183	52	-	-	4,235
Construction, land acquisition and development	-	-	45	-	45
Total real estate	4,753	125	96	1,025	5,999

Commercial and industrial	181	-	23	-	204

Consumer	14	31	16	92	153

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,948	156	135	1,117	6,356

Total loans receivable	$638,412	$3,086	$738	$1,136	$643,372

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at September 30, 2014 and December 31, 2013. Non-accrual loans, other than TDRs, with aggregate loan relationship balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold, that were evaluated under ASC 450 amounted to $1.1 million at both September 30, 2014 and December 31, 2013.

	September 30, 2014
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$715	$837	$-
Commercial real estate	4,523	5,101	-
Construction, land acquisition and development	68	68	-
Total real estate	5,306	6,006	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,306	6,006	-

With a related allowance recorded:
Real estate:
Residential real estate	1,868	1,868	6
Commercial real estate	2,085	2,085	341
Construction, land acquisition and development	191	191	1
Total real estate	4,144	4,144	348

Commercial and industrial	-	-	-

Consumer	363	363	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,507	4,507	349

Total impaired loans:
Real estate:
Residential real estate	2,583	2,705	6
Commercial real estate	6,608	7,186	341
Construction, land acquisition and development	259	259	1
Total real estate	9,450	10,150	348

Commercial and industrial	-	-	-

Consumer	363	363	1

State and political subdivisions	-	-	-
Total impaired loans	$9,813	$10,513	$349

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,043	$1,125	$-
Commercial real estate	4,060	4,435	-
Construction, land acquisition and development	-	-	-
Total real estate	5,103	5,560	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,103	5,560	-

With a related allowance recorded:
Real estate:
Residential real estate	942	946	12
Commercial real estate	2,566	2,566	296
Construction, land acquisition and development	306	306	1
Total real estate	3,814	3,818	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,130	4,134	310

Total impaired loans:
Real estate:
Residential real estate	1,985	2,071	12
Commercial real estate	6,626	7,001	296
Construction, land acquisition and development	306	306	1
Total real estate	8,917	9,378	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans	$9,233	$9,694	$310

The following table presents the average balance and interest income recognized on impaired loans by loan category for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,490	$25	$2,061	$2	$2,144	$62	$2,204	$6
Commercial real estate	6,628	30	9,767	80	6,613	91	10,503	254
Construction, land acquisition and development	273	4	739	6	293	12	894	22
Total real estate	9,391	59	12,567	88	9,050	165	13,601	282

Commercial and industrial	66	-	-	-	98	-	-	-

Consumer	363	3	-	-	337	8	-	-

State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$9,820	$62	$12,567	$88	$9,485	$173	$13,601	$282

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $100 thousand and $307 thousand for the three and nine months ended September 30, 2014, respectively, and $138 thousand and $457 thousand for the three and nine months ended September 30, 2013, respectively.

Troubled Debt Restructured Loans

TDRs at September 30, 2014 and December 31, 2013 were $9.1 million and $8.1 million, respectively. Accruing and non-accruing TDRs were $5.3 million and $3.8 million, respectively at September 30, 2014 and $4.0 million and $4.1 million, respectively at December 31, 2013. Approximately $349 thousand and $301 thousand in specific reserves have been established for these loans as of September 30, 2014 and December 31, 2013, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following tables present the pre- and post- modification recorded investment in loans modified as TDRs by loan category during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	6	$411	$413	12	$780	$862
Commercial real estate	-	-	-	4	238	238
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	2	182	187
Total new troubled debt restructurings	6	$411	$413	18	$1,200	$1,287

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	2	4,561	4,561
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total new troubled debt restructurings	-	$-	$-	2	$4,561	$4,561

The eighteen loans modified as TDRs during the nine months ended September 30, 2014 increased the ALLL by $2 thousand at September 30, 2014.

The following tables present the types of modifications made during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Residential	Commercial			Residential	Commercial
(in thousands)	Real Estate	Real Estate	Consumer	Total	Real Estate	Real Estate	Consumer	Total
Type of modification:
Extension of term	$148	$-	$-	$148	$263	$238	$135	$636
Extension of term and capitalization of taxes	40	-	-	40	339	-	52	391
Capitalization of taxes	-	-	-	-	35	-	-	35
Principal Forbearance	225	-	-	225	225	-	-	225
Total modifications	$413	$-	$-	$413	$862	$238	$187	$1,287

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Residential	Commercial			Residential	Commercial
(in thousands)	Real Estate	Real Estate	Consumer	Total	Real Estate	Real Estate	Consumer	Total
Type of modification:
Principal forebearance	$-	$-	$-	$-	$-	$4,561	$-	$4,561
Total modifications	$-	$-	$-	$-	$-	$4,561	$-	$4,561

There were no TDRs which re-defaulted (defined as past due 90 days) during the three months ended September 30, 2014 and 2013 and for which the payment re-default occurred within one year of the modification.

Note 5. Other Real Estate Owned

The following table presents the composition of OREO at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013
Land/lots	$1,476	$3,549
Commercial real estate	1,114	647
Residential real estate	27	50
Total other real estate owned	$2,617	$4,246

The following table presents the activity in OREO for the nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$3,182	$2,778	$4,246	$3,983
Property foreclosures	-	96	13	255
Bank premises transferred to OREO	-	1,819	1,749	1,819
Valuation adjustments	(429)	(152)	(2,199)	(257)
Carrying value of OREO sold	(136)	(136)	(1,192)	(1,395)
Balance, end of period	$2,617	$4,405	$2,617	$4,405

Due to a change in strategic purpose, the Company transferred the Stroudsburg office from bank premises and equipment to OREO for disposition during the nine months ended September 30, 2014. The deposits and loans of this branch were sold to ESSA Bank and Trust pursuant to a Branch Purchase and Deposit/Loan Assumption Agreement. The Company retained this facility and was initially planning to use it for other bank-related purposes. This property with a carrying value of $1.7 million was written down to its appraised value less cost to sell of $0.8 million at the time of transfer. A valuation adjustment of $0.9 million, included in non-interest expense, was recorded at the time of transfer.

In the third quarter of 2013, the Company transferred three vacant lots from bank premises and equipment that were previously held for future expansion to OREO. One of the properties was subsequently sold during the nine months ended September 30, 2014. There was no gain or loss realized upon the sale. The Company had one of the properties located in Monroe County, Pennsylvania re-appraised during the third quarter of 2014 due to continued decline in real estate values, which resulted in a valuation adjustment of $0.3 million and is included in non-interest expense for the three months and nine months ended September 30, 2014.

In addition, four properties that have been held in OREO for a significant amount of time are approaching the regulatory holding period threshold of five years. In an effort to aggressively dispose of these properties, management requested independent appraisals using a liquidation value basis for each of the properties. Accordingly, the Company incurred valuation adjustments to these four properties totaling $0.7 million for the nine months ended September 30, 2014. Valuation adjustments to the carrying value of OREO included in non-interest expense were $0.4 million and $2.2 million for the three months and nine months ended September 30, 2014.

The following table presents the components of net expense of OREO for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Insurance	$26	$70	$66	$133
Legal fees	14	40	38	122
Maintenance	2	16	17	43
Professional fees	5	21	83	44
Real estate taxes	28	25	123	127
Utilities	4	-	8	9
Other	6	3	11	59
Valuation adjustments	429	152	2,199	257
Total expense	514	327	2,545	794
Income from the operation of foreclosed properties	-	(9)	(50)	(26)
Net expense of OREO	$514	$318	$2,495	$768

Note 6.  Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent. The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities at September 30, 2014 and December 31, 2013:

	September 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$18,885	$357	$-	$19,242
Obligations of state and political subdivisions	23,450	1,065	10	24,505
Government-sponsored agency:
Collateralized mortgage obligations	85,622	304	1,044	84,882
Residential mortgage-backed securities	87,740	407	760	87,387
Corporate debt securities	500	-	65	435
Equity securities	1,010	-	49	961
Total available-for-sale securities	$217,207	$2,133	$1,928	$217,412

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$79,488	$1,422	$2,856	$78,054
Government-sponsored agency:
Collateralized mortgage obligations	35,906	46	1,153	34,799
Residential mortgage-backed securities	91,648	98	2,090	89,656
Corporate debt securities	500	-	93	407
Equity securities	1,010	-	59	951
Total available-for-sale securities	$208,552	$1,566	$6,251	$203,867

Held-to-maturity:
Obligations of state and political subdivisions	$2,308	$116	$-	$2,424

At September 30, 2014 and December 31, 2013, securities with a carrying amount of $215.9 million and $204.2 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the amortized cost and approximate fair value of the Company’s available-for-sale debt securities at September 30, 2014 by contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	September 30, 2014
	Available-for-Sale
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$150	$149
After one year through five years	-	-
After five years through ten years	25,980	26,544
After ten years	16,705	17,489
Collateralized mortgage obligations	85,622	84,882
Residential mortgage-backed securities	87,740	87,387
Total	$216,197	$216,451

Gross proceeds from the sale of available-for-sale securities were $40.0 million and $78.6 million for the three and nine months ended September 30, 2014, respectively, with gross gains of $2.9 million and $5.6 million, respectively realized upon the sales. The Company sold its entire held-to-maturity portfolio consisting of four obligations of states and political subdivisions with an aggregate amortized cost of $2.3 million in January, 2014. Gross proceeds received from the sale of the held-to-maturity portfolio were $2.7 million for the nine months ended September 30, 2014, with gross gains of $0.4 million realized upon the sale. The four securities were zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit risk within the investment portfolio.

Gross proceeds from the sale of available-for-sale securities were $10.9 million and $51.1 million for the three and nine months ended September 30, 2013, respectively. Gross realized gains were $0.8 million and $3.0 million for the three and nine months ended September 30, 2013, respectively. There were no gross realized losses for the three months ended September 30, 2013. Gross realized losses were $408 thousand for the nine months ended September 30, 2013.

The following tables present the number of, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	September 30, 2014
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	-	-	-	3	736	10	3	736	10
Government-sponsored agency:
Collateralized mortgage obligations	10	49,973	733	3	8,544	311	13	58,517	1,044
Residential mortgage-backed securities	2	7,061	54	8	48,689	706	10	55,750	760
Corporate debt securities	-	-	-	1	435	65	1	435	65
Equity securities	-	-	-	1	951	49	1	951	49
Total	12	$57,034	$787	16	$59,355	$1,141	28	$116,389	$1,928

	December 31, 2013
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and policitical subdivisions	58	$33,835	$1,837	18	$4,756	$1,019	76	$38,591	$2,856
Government-sponsored agency:
Collateralized mortgage obligations	11	31,683	1,139	1	833	14	12	32,516	1,153
Residential mortgage-backed securities	13	79,046	1,961	2	7,506	129	15	86,552	2,090
Corporate debt securities	-	-	-	1	407	93	1	407	93
Equity securities	-	-	-	1	941	59	1	941	59
Total	82	$144,564	$4,937	23	$14,443	$1,314	105	$159,007	$6,251

Substantially all of the Company’s securities portfolio is comprised of debt securities, specifically single-maturity bonds of U.S. government agencies, obligations of states and political subdivisions, and residential mortgage-backed securities, including home equity conversion mortgages, and collateralized mortgage obligations (“CMOs”) of U.S. government-sponsored agencies. The Company held 28 securities that were in an unrealized loss position at September 30, 2014, of which 26 securities, or 94.1% of the total unrealized losses, were related to these debt securities.

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

Management performed a review of the fair values of all securities at September 30, 2014 and determined that movements in the values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that OTTI did not exist at September 30, 2014. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at September 30, 2014 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and CMOs relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA or Aaa by Moody’s Investor Services or by Standard & Poor’s, respectively, and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There was one obligation of a state and political subdivision that had a rating below A at September 30, 2014. According to the independent credit analysis, this bond was considered investment grade at September 30, 2014. In addition, this bond is scheduled to mature by December 31, 2014.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $5.7 million and $3.5 million at September 30, 2014 and December 31, 2013, respectively. FRB stock of $1.3 million is included in Other Assets at September 30, 2014 and December 31, 2013. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2014.

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

The Company owned one security issued by a state and political subdivision that was valued using level 3 inputs. This security had an amortized cost of $150 thousand and $595 thousand at September 30, 2014 and December 31, 2013, respectively. This security had a credit rating that was either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities was inactive at both September 30, 2014 and December 31, 2013. This security was historically priced using Level 2 inputs. The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for this investment security at the measurement dates. Broker pricing and bid/ask spreads are very limited for this security. At September 30, 2014 and December 31, 2013, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

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

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated using a discounted cash flow model that applies current estimated prepayments derived from the mortgage-backed securities market and utilizes a current market discount rate for observable credit spreads. The Company does not record mortgage servicing rights at fair value on a recurring basis.

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

Borrowed funds

The Company uses discounted cash flows using rates currently available for debt with similar terms and remaining maturities to estimate fair value.

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

Assets measured at fair value on a recurring basis

The following tables present financial assets that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and the fair value hierarchy of the respective valuation technique utilized by the Company to determine the fair value:

	Fair Value Measurements at September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$19,242	$-	$19,242	$-
Obligations of state and political subdivisions	24,505	-	24,356	149
Government-sponsored agency:
Collateralized mortgage obligations	84,882	-	84,882	-
Residential mortgage-backed securities	87,387	-	87,387	-
Corporate debt securities	435	-	435	-
Equity securities	961	961	-	-
Total available-for-sale securities	$217,412	$961	$216,302	$149

	Fair Value Measurements at December 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of state and political subdivisions	$78,054	$-	$77,483	$571
Government-sponsored agency:
Collateralized mortgage obligations	34,799	-	34,799	-
Residential mortgage-backed securities	89,656	-	89,656	-
Corporate debt securities	407	-	407	-
Equity securities	951	951	-	-
Total available-for-sale securities	$203,867	$951	$202,345	$571

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of obligations of states and political subdivisions, for the three and nine month periods ended September 30, 2014 and 2013:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$294	$845	$571	$1,739
Amortization	-	-	-	-
Accretion	-	-	-	-
Principal payments received	(150)	(140)	(445)	(425)
Sales	-	-	-	(622)
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	2
Included in other comprehensive income	5	5	23	16
Balance, end of period	$149	$710	$149	$710

There were no transfers between levels within the fair value hierarchy during the three and nine months ended September 30, 2014 and 2013.

Assets measured at fair value on a non-recurring basis

The following tables present assets that are measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013, and the fair value hierarchy of the respective valuation technique utilized by the Company to determine fair value:

	Fair Value Measurements at September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,399	$-	$-	$5,399
Other real estate owned	$2,450	$-	$-	$2,450

	Fair Value Measurements at December 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,229	$-	$-	$5,229
Other real estate owned	$3,931	$-	$-	$3,931

(1)	Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2014 and at December 31, 2013:

	Fair Value	September 30, 2014		December 31, 2013
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$39,993	$39,993	$103,556	$103,556
Securities available for sale	See previous table	217,412	217,412	203,867	203,867
Securities held to maturity	Level 2	-	-	2,308	2,424
FHLB and FRB Stock	Level 2	5,706	5,706	3,496	3,496
Loans held for sale	Level 2	171	171	820	820
Loans, net	Level 3	666,262	666,879	629,880	632,536
Accrued interest receivable	Level 2	2,158	2,158	2,191	2,191
Mortgage servicing rights	Level 3	381	961	529	990

Financial liabilities:
Deposits	Level 2	803,196	804,688	884,698	887,056
Borrowed funds	Level 2	104,096	107,476	62,433	65,642
Accrued interest payable	Level 2	10,515	10,515	8,732	8,732

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

The following table presents the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2014	2013	2014	2013
Net income	$3,358	$1,887	$13,451	$4,338

Basic weighted-average number of common shares outstanding	16,471,569	16,457,169	16,471,569	16,457,169
Plus: common share equivalents	-	-	282	-
Diluted weighted-average number of common shares outstanding	16,471,569	16,457,169	16,471,851	16,457,169

Income per common share:
Basic	$0.20	$0.11	$0.82	$0.26
Diluted	$0.20	$0.11	$0.82	$0.26

For the nine months ended September 30, 2014, common share equivalents in the table above are related entirely to the incremental shares of unvested restricted stock. Stock options of 73,276 and 114,348, respectively for the nine months ended September 30, 2014 and 2013 were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of the Company’s common shares during the periods presented. Similarly, the weighted-average stock price for the Company’s common stock for the three months ended September 30, 2014 exceeded the fair market value of the restricted stock at the date of grant, therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 9. Other Comprehensive Income (Loss)

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Operations	Income (Loss)	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(2,958)	Net gain on sale of securities	$(5,638)	Net gain on sale of securities
Taxes	1,006	Income taxes	1,917	Income taxes
Net of tax amount	$(1,952)		$(3,721)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Operations	Income (Loss)	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(817)	Net gain on sale of securities	$(2,558)	Net gain on sale of securities
Taxes	278	Income taxes	870	Income taxes
Net of tax amount	$(539)		$(1,688)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$2,406	$(1,142)	$(3,092)	$6,698
Other comprehensive (loss) income before reclassifications	(319)	(87)	6,948	(6,778)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,952)	(539)	(3,721)	(1,688)
Net other comprehensive (loss) income during the period	(2,271)	(626)	3,227	(8,466)
Balance, end of period	$135	$(1,768)	$135	$(1,768)

Note 10. Related Party Transactions

The Company and the Bank have engaged in, and intend to continue to engage in, banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. During the nine months ended September 30, 2014, the Company appointed two additional directors to the board. The following table summarizes the changes in the gross amounts of such outstanding loans, advances under lines of credit as well as repayments during the three months and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$34,152	$35,366	$32,506	$33,296
Additions, new loans and advances	30,788	11,239	62,683	38,669
Repayments	(18,382)	(13,646)	(48,631)	(38,750)
Other (1)	(248)	-	(248)	(256)
Balance, end of period	$46,310	$32,959	$46,310	$32,959

(1) Represents loans to related parties that ceased being related parties during the period.

At September 30, 2014 there was one loan to a related party in the amount of $90 thousand which was not performing in accordance with the terms of the loan agreement.

Included in related party loans is a commercial line of credit with a company owned by a director with a total aggregate balance of $9.6 million at September 30, 2014. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.8 million was outstanding at September 30, 2014. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2014 and December 31, 2013 amounted to $78.1 million and $115.5 million, respectively. Interest paid on the deposits amounted to $69 thousand and $55 thousand for the nine months ended September 30, 2014 and 2013, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments to related parties for these services of $1.2 million and $2.2 million, respectively, for the three and nine months ended September 30, 2014, and $0.9 million and $2.4 million for the respective periods of 2013.

Subordinated notes held by officers and directors and/or their related parties totaled $9.0 million at September 30, 2014 and $10.0 million at December 31, 2013. During the third quarter of 2014, one of the Company’s directors, Joseph J. Gentile, passed away and is no longer considered a related party. Mr. Gentile held $1.0 million in the Company’s subordinated notes. There was no interest paid to directors on these notes for the nine months ended September 30, 2014 and 2013. Interest expense recorded on subordinated notes to directors amounted to $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, and $0.2 million and $0.7 million for the respective periods of 2013. Interest accrued and unpaid on loans to directors totaled $3.9 million at September 30, 2014.

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

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in the nine months ended September 30, 2014 and 2013.

The following table summarizes the activity related to the Company’s stock option plans for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1,	82,598	$15.98	129,170	$14.26
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(9,322)	16.05	(14,822)	13.81
Outstanding at September 30,	73,276	$15.97	114,348	$14.32
Options exercisable at September 30,	73,276	$15.97	114,348	$14.32
Weighted average fair value of options granted during the period		$-		$-
Stock-based compensation expense		$-		$-

At September 30, 2014 and 2013 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at September 30, 2014:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.81 - $23.13	73,276	2.8	$15.97	73,276	$15.97

On November 28, 2012, the Board of Directors adopted the 2012 Employee Stock Grant Plan (the “2012 Stock Grant Plan”) under which shares of common stock not to exceed 16,000 were authorized to be granted to employees. On December 17, 2012, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 15,050 shares granted under the 2012 Stock Grant Plan at a fair value of $3.05 per share. On November 27, 2013, the Board of Directors adopted the 2013 Employee Stock Grant Plan (the “2013 Stock Grant Plan”) under which shares of common stock not to exceed 15,000 were authorized to be granted to employees. On December 2, 2013, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 14,400 shares granted under the 2013 Stock Grant Plan at a fair value of $4.26 per share. The total cost of these grants, which was included in salary expense in the Consolidated Statements of Operations, amounted to $61 thousand and $46 thousand for the years ended December 31, 2013 and 2012, respectively. No additional shares were granted under either plan. On October 29, 2014, the Board of Directors adopted a 2014 Employee Stock Grant Plan (the “2014 Stock Grant Plan”) under which shares of common stock not to exceed 13,500 were authorized to be granted to employees. The Company has not granted any shares under the 2014 Stock Grant Plan.

The Board of Directors, upon the recommendation of the Compensation Committee, formally adopted a Long-Term Incentive Compensation Plan (“LTIP”) on October 23, 2013. The LTIP was ratified at the 2013 Annual Shareholders Meeting on December 23, 2013. The LTIP is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. At September 30, 2014, there were 1,154,250 shares of common stock available for award under the LTIP. For the nine months ended September 30, 2014, stock-based compensation expense totaled $65 thousand and was included in salaries and employee benefits expense in the Consolidated Statements of Operations. Total unrecognized compensation expense related to unvested restricted stock awards at September 30, 2014 was $242 thousand.

The following table summarizes the activity related to the Company’s unvested restricted stock awards during the nine months ended September 30, 2014:

Nine Months Ended September 30,
2014
Weighted-
Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested unrestricted stock awards at January 1,	-	$-
Awards granted	45,750	6.70
Forfeitures	-	-
Vestings	-	-
Unvested unrestricted stock awards at September 30,	45,750	$6.70

Note 12. Income taxes

The determination of the amount of deferred income taxes which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change in response to economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The Company’s deferred tax position has been affected by several significant transactions that occurred in prior years. These transactions included the provision for loan losses, the level of non-accrual loans, valuation of other real estate owned and other-than-temporary impairment losses incurred on certain available-for-sale securities, and resulted in the Company being in a cumulative deficit position since 2009. Accordingly, under applicable accounting guidance, the Company established a full valuation allowance for its net deferred tax assets. At September 30, 2014 and December 31, 2013, the Company had established valuations allowances related to net deferred tax assets of $30.5 million and $34.1 million, respectively.

Management has reviewed the deferred tax positions of the Company at September 30, 2014. The valuation allowance is analyzed quarterly for changes affecting deferred tax assets. The Company reported taxable income for the third quarter of 2014, which was the seventh consecutive profitable quarter. However, based on current accounting guidance, the Company has not generated taxable income for a sufficient length of time in order to reverse the deferred tax asset valuation allowance. In the future, when the Company has generated taxable income on a more sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

For the three months and nine months ended September 30, 2014, the Company recorded income tax expense of $166 thousand and $326 thousand, which was entirely related to alternative minimum tax.

Note 13. Contingencies

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally relates to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. The Company is presently cooperating with the SEC in this matter. Discussions have been conducted between the Company and the SEC seeking to resolve issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. There can be no assurance that these discussions will lead to the resolution of the issues in a matter acceptable to the Company.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance, the Company had recorded a liability for this indemnification in other liabilities. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of September 30, 2014 $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on the Company’s Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Report filed on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity and available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for the three and nine months ended September 30, 2014 and 2013 within the consolidated statements of operations.

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that is no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any write-down to fair value less estimated selling costs is charged to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion is transferred to OREO at its fair value less estimated selling costs with any related write-down included in non-interest expense unless conditions warrant an adjustment to value, as determined by management. Subsequent to acquisition, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

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

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2014 and December 31, 2013, the Company did not have any uncertain tax positions or tax strategies and no liability was required to be recorded.

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

ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for public companies for interim and annual periods beginning after December 15, 2014. For all other entities, the new standard is effective for annual periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2015 is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” defines management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide guidance for related footnote disclosures. ASU 2014-15 require an entity’s management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically ASU 2014-15: (1) provides a definition of the term substantial doubt; (2) requires an evaluation as to whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable); (3) provides principles for considering the mitigating effect of management’s plans; (4) requires certain disclosures when substantial doubt is alleviated; and (5) requires an express statement and other disclosures when substantial doubt is not alleviated. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance on December 31, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

Executive Summary

The following overview should be read in conjunction with this Management’s Discussion and Analysis in its entirety.

Management continued to take proactive measures in order to reduce risk, improve asset quality and strengthen the Company’s and the Bank’s capital positions. In addition to these strategies, management focused on improving efficiency through management of its net interest margin, profit enhancement initiatives aimed at developing new sources of non-interest revenue, reducing the level of non-interest expense, improving processes and reevaluating current staffing requirements.

The Company recorded net income of $3.4 million, or $0.20 per diluted common share, for the three month period ended September 30, 2014, an increase of $1.5 million, or 78.9%, compared to net income of $1.9 million, or $0.11 per diluted common share, for the comparable three months of 2013. The earnings improvement was due primarily to increases in non-interest income and net interest income, partially offset by a decrease in the credit for loan and lease losses. Net income for the nine months ended September 30, 2014 was $13.5 million or $0.82 per diluted common share, an increase of $9.2 million, compared to net income of $4.3 million, or $0.26 per diluted common share, for the same period of 2013. The annualized return on average equity was 26.81% and 41.43%, respectively, for the three- and nine-month periods ended September 30, 2014, compared to 23.27% and 16.80% for the comparable periods in 2013. For the three and nine months ended September 30, the annualized return on average assets was 1.38% and 1.85%, respectively, in 2014 and 0.78% and 0.62%, respectively in 2013. The Company did not pay any dividends during the three or nine months ended September 30, 2014 and 2013.

The $1.5 million earnings improvement for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was largely due to a $2.0 million increase in non-interest income, which resulted primarily from an increase in gains on the sale of available-for-sale securities of $2.1 million. Also favorably affecting the Company’s earnings performance was a $434 thousand, or 6.8%, increase in net interest income and a decrease in non-interest expense of $281 thousand, or 3.5%. Partially offsetting these positive factors was a $1.1 million decrease in the credit for loan and lease losses, and a $166 thousand increase in the provision for incomes taxes.

The 6.8% increase in net interest income for the three months ended September 30, 2014 was due primarily to a $311 thousand decrease in interest expense, coupled with a $123 thousand increase in interest income. The decrease in interest expense was the result of management’s strategy to replace above market rate deposits with low-cost FHLB advances. With regard to the 3.5% decrease in non-interest expense, the Company experienced reductions in FDIC and OCC assessments, bank shares tax and legal expenses, which were partially offset by an increase in other operating expenses primarily related to a loss recorded on the abandonment of software.

Year-to-date net income improved $9.2 million, or 214.0%, comparing the nine months ended September 30, 2014 and 2013. The improvement was primarily due to a $5.7 million increase in non-interest income, a $3.2 million increase in the credit for loan and lease losses, and a $1.0 million increase in net interest income. Partially offsetting these positive factors was a $458 thousand increase in non-interest expense. With regard to non-interest income, the Company realized net gains on the sale of securities of $6.0 million for the nine months ended September 30, 2014, an increase of $3.4 million compared to $2.6 million for the same nine months of 2013.

During the second quarter of 2014, the Company received a substantial legal settlement in the amount of $5.8 million resulting from judgments filed by the Company pursuant to a large credit relationship. Of the total amount received, $3.6 million represented full recovery of previously charged-off loans, which was the primary factor leading to the increase in the credit for loan and lease losses. The remainder of the settlement represented satisfaction of all past due interest and late charges and reimbursement of all legal fees and other related expenses associated with these credits incurred and paid by the Company. In addition, the settlement contributed $1.8 million to the overall $5.7 million increase in non-interest income for the nine months ended September 30, 2014.

In the third quarter of 2013, the Company entered into a Branch Purchase and Deposit/Loan Assumption Agreement (the “Branch Purchase Agreement”) with ESSA Bank and Trust (“ESSA”) for ESSA to acquire certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both located in Monroe County, Pennsylvania. Pursuant to this transaction, which closed on January 24, 2014, the Bank sold deposits of $8.8 million, real and personal property of $2.5 million and loans of $1.1 million. The Company realized a net gain on the branch divesture of $607 thousand, which is included in non-interest income in the Consolidated Statements of Operations for the nine months ended September 30, 2014.

Total assets decreased $21.7 million, or 2.2%, to $982.1 million at September 30, 2014 as compared to $1.0 billion at December 31, 2013. The balance sheet contraction primarily reflected an $81.5 million, or 9.2%, reduction in total deposits, to $803.2 million at September 30, 2014, from $884.7 million at December 31, 2013. Interest-bearing deposits decreased $72.4 million, or 10.0%, while non-interest bearing demand deposits decreased by $9.1 million, or 5.8%. The decrease in deposits reflected cyclical deposit trends related to the Company’s municipal customers, a reduction in the deposit relationship of a large commercial customer, the sale of the Monroe County branches and continued runoff of certificates of deposit due to the sustained low interest rate environment. The Company experienced strong loan demand, as loans, net of unearned income, net deferred loan fees and costs and the ALLL, increased $36.4 million, or 5.8%. As a result of these factors, cash and cash equivalents decreased $63.6 million, while advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”) grew $41.7 million.

Total shareholders’ equity increased $16.7 million, or 49.9%, to $50.3 million at September 30, 2014 from $33.6 million at December 31, 2013. The capital improvement resulted primarily from net income of $13.5 million, coupled with a $3.2 million increase in accumulated other comprehensive income, which resulted entirely from appreciation in the fair value of available-for-sale securities offset by the tax impact of the appreciation. At September 30, 2014, the Bank’s total risk-based capital and Tier I leverage ratios were 15.28% and 10.05%, respectively, which well exceed the respective 13.00% and 9.00% ratios required by the OCC Consent Order.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance therewith, the Company had recorded a $5.0 million liability for this indemnification in other liabilities. The Company netted the income related to the receipt of the $5.0 million Settlement payment and the $5.0 million expense associated with recording the liability to indemnify the Individual Defendants and therefore there was no effect on the operating results of the Company for the nine months ended September 30, 2014. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to the fees and costs of the plaintiff’s attorneys, and paid $2.5 million as partial indemnification to the Individual Defendants, and, as such, as of September 30, 2014, $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income - interest and fees on interest-earning assets, and (ii) interest expense - interest paid on the Company’s deposits and borrowed funds. Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates. Net interest income on a tax-equivalent basis increased $243 thousand to $7.2 million from $6.9 million comparing the three-month periods ending September 30, 2014 and 2013. In addition, the Company’s tax-equivalent net interest margin for the three months ended September 30, 2014 improved 3 basis points to 3.18% in 2014 from 3.15% in 2013. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The margin improvement was primarily due to a 14 basis point decrease in average funding costs. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was stable at 3.04% for the three months ended September 30, 2014.

The $243 thousand increase in tax-equivalent net interest income for the third quarter was due to a decrease in interest expense, partially offset by a reduction in tax-equivalent interest income. For the three months ended September 30, 2014, interest expense decreased $311 thousand, or 17.2%, to $1.5 million from $1.8 million for the same three months of 2013. The decrease in interest expense primarily reflected a 14 basis point reduction in the cost of funds to 0.80% for the three months ended September 30, 2014 from 0.94% for the same three months of 2013. The reduction in funding costs resulted primarily from a 175 basis point decrease in the cost of borrowed funds, coupled with a 12 basis point decrease in the cost of interest-bearing deposits, which caused corresponding decreases in interest expense of $616 thousand and $109 thousand, respectively. With regard to average balances of interest-bearing liabilities for the third quarter, interest bearing deposits decreased $58.5 million, or 8.4% to $640.4 million in 2014 from $698.9 million in 2013. Despite the decrease, volume changes in average interest-bearing liabilities resulted in additional interest expense of $414 thousand. Comparing the third quarters of 2014 and 2013, total average deposits decreased $58.5 million, or 8.4%, and resulted in a corresponding decrease to interest expense of $177 thousand, while average borrowed funds increased $43.4 million, or 61.4%, which resulted in additional interest expense of $591 thousand.

Interest income on a tax-equivalent basis decreased $68 thousand to $8.7 million three months ended September 30, 2014 compared to $8.8 million in 2013. The decrease resulted primarily from a 14 basis point decrease in the tax-equivalent yield on average earning assets to 3.84% in 2014, compared to 3.98% for the same period in 2013, coupled with a negative volume variance due to changes in the average balances of interest-earning assets. Specifically, the tax-equivalent yield on average securities fell 36 basis points, while the tax-equivalent yield on average loans decreased 15 basis points for the three months ended September 30, 2014 compared to the same period in 2013. With respect to investment securities, as part of tax planning strategies and an effort to reduce potential credit and concentration risk within the portfolio, the Company continued to sell certain tax-free municipal bonds during three months ended September 30, 2014. The proceeds were reinvested in U.S. government-sponsored agency bonds and mortgage-backed securities. The decrease in loan yields reflected increased market competition, as well as the Company’s asset/liability strategy which focused on originating loans with adjustable interest rates in order to position the balance sheet to react favorably to a rise in market interest rates. Changes in the volumes of earning assets resulted in a $19 thousand decrease in tax-equivalent interest income, despite a $24.1 million, or 2.7%, increase in average earning assets, as the effect of the reduction in average tax-free municipal securities overshadowed the effects of increases in average loans and taxable securities. Specifically, a $27.7 million decrease in average tax-free securities resulted in a corresponding decrease to tax-equivalent interest income of $476 thousand, which was only partially mitigated by increases of $42.2 million in average taxable securities and $24.7 million in total average loans. The increases in average taxable securities and average total loans resulted in additional interest income of $211 thousand and $254 thousand, respectively, comparing the three months ended September 30, 2014 and 2013.

For the nine months ended September 30, 2014, net interest income on a tax equivalent basis increased $466 thousand to $21.4 million from $20.9 million for the comparable period in 2013. Similar to the quarterly results, a decrease in interest expense more than entirely offset a decrease in tax-equivalent interest income. For the nine months ended September 30, interest expense decreased $863 thousand, or 15.7%, to $4.6 million in 2014 from $5.5 million in 2013. The reduction in interest expense resulted primarily from a 17 basis point decrease in the cost of funds, which caused a decrease to interest expense of $2.1 million. Specifically, the cost of borrowed funds decreased 199 basis points and the cost of interest-bearing deposits declined 13 basis points, which resulted in corresponding decreases to interest expense of $1.7 million and $464 thousand, respectively. Partially offsetting the reduction in interest expense due to changes in rates was a $12.3 million, or 1.6% increase in average interest-bearing liabilities to $770.3 million for the nine months ended September 30, 2014 from $758.0 million for the same nine month period in 2013. Specifically, for the nine months ended September 30, 2014, average borrowed funds increased $33.5 million, or 57.4%, while average interest-bearing deposits decreased $21.2 million. Changes in the average volumes of interest-bearing liabilities resulted in additional interest expense of $1.3 million for the nine months ended September 30, 2014.

Tax-equivalent interest income on a year-to-date basis decreased $397 thousand, or 1.5%, to $26.0 million in 2014 from $26.4 million in 2013, due to a reduction in the tax-equivalent yield on earning assets, partially offset by an increase in average earning assets. The tax-equivalent yield on earning assets decreased 24 basis points to 3.82% in 2014 from 4.06% in 2013, which caused a corresponding decrease to tax-equivalent interest income of $828 thousand. Specifically, the tax-equivalent yield on the loans decreased 28 basis points, which resulted in a reduction in interest income of $1.3 million comparing the year-to-date periods of 2014 and 2013. Partially offsetting this decrease was an increase in interest income of $502 thousand due to changes in yields on securities. The yield on taxable securities increased 50 basis points to 2.28% for the nine months ended September 30, 2014 from 1.78% for the same period of 2013. This increase in yield resulted in additional interest income of $563 thousand, which more than offset a $61 thousand decrease in interest income due to an 11 basis point reduction in the yield on tax-free securities. Average earning assets increased $40.7 million, or 4.7%, which resulted in additional interest income of $431 thousand. Specifically, average total loans increased $34.7 million, or 5.5%, causing an increase in interest income of $1.1 million. Partially offsetting the increase in interest income due to changes in loan volume, was a $658 thousand decrease due to changes in volumes of taxable and tax-free securities. Specifically, a $25.0 million decrease in average tax-free securities caused a decrease in interest income of $1.3 million, which was partially mitigated by a $664 thousand increase due to a $43.2 million increase in average taxable securities.

 Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information relating to our consolidated statements of financial condition and operations for the three- and nine-month periods ended September 30, 2014 and 2013, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable(4)	$635,032	$6,524	4.11%	$608,799	$6,486	4.26%
Loans-tax free (4)	39,849	497	4.99%	41,412	526	5.08%
Total loans (1)(2)	674,881	7,021	4.16%	650,211	7,012	4.31%
Securities-taxable	177,863	1,043	2.35%	135,614	578	1.70%
Securities-tax free	36,246	620	6.84%	63,912	1,153	7.22%
Total securities (1)(5)	214,109	1,663	3.11%	199,526	1,731	3.47%
Interest-bearing deposits in other banks and federal funds sold	15,983	8	0.20%	31,166	17	0.22%
Total earning assets	904,973	8,692	3.84%	880,903	8,760	3.98%
Non-earning assets	74,828			92,294
Allowance for loan and lease losses	(12,246)			(18,744)
Total assets	$967,555			$954,453

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$301,472	101	0.13%	$285,245	124	0.17%
Savings deposits	88,821	14	0.06%	86,831	21	0.10%
Time deposits over $100,000	120,452	239	0.79%	173,052	339	0.78%
Other time deposits	129,649	397	1.22%	153,788	553	1.44%
Total interest-bearing deposits	640,394	751	0.47%	698,916	1,037	0.59%
Borrowed funds and other interest-bearing liabilities	114,137	750	2.63%	70,730	775	4.38%
Total interest-bearing liabilities	754,531	1,501	0.80%	769,646	1,812	0.94%
Demand deposits	137,992			133,059
Other liabilities	25,337			19,581
Shareholders' equity	49,695			32,167
Total liabilities and shareholders' equity	$967,555			$954,453
Net interest income/interest rate spread (6)		7,191	3.04%		6,948	3.04%
Tax equivalent adjustment		(380)			(571)
Net interest income as reported		$6,811			$6,377

Net interest margin (7)			3.18%			3.15%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$622,877	$18,976	4.06%	$590,494	$19,147	4.32%
Loans-tax free (4)	40,334	1,488	4.92%	37,986	1,532	5.38%
Total loans (1)(2)	663,211	20,464	4.11%	628,480	20,679	4.39%
Securities-taxable	173,883	2,973	2.28%	130,705	1,746	1.78%
Securities-tax free	48,103	2,544	7.05%	73,080	3,927	7.16%
Total securities (1)(5)	221,986	5,517	3.31%	203,785	5,673	3.71%
Interest-bearing deposits in other banks and federal funds sold	24,188	44	0.24%	36,438	70	0.26%
Total earning assets	909,385	26,025	3.82%	868,703	26,422	4.06%
Non-earning assets	74,669			90,718
Allowance for loan and lease losses	(13,446)			(18,915)
Total assets	$970,608			$940,506

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$312,487	315	0.13%	$294,414	432	0.20%
Savings deposits	88,372	44	0.07%	85,873	75	0.12%
Time deposits over $100,000	142,998	831	0.77%	158,953	982	0.82%
Other time deposits	134,607	1,245	1.23%	160,404	1,736	1.44%
Total interest-bearing deposits	678,464	2,435	0.48%	699,644	3,225	0.61%
Borrowed funds and other interest-bearing liabilities	91,822	2,189	3.18%	58,328	2,262	5.17%
Total interest-bearing liabilities	770,286	4,624	0.80%	757,972	5,487	0.97%
Demand deposits	132,378			127,574
Other liabilities	24,537			20,441
Shareholders' equity	43,407			34,519
Total liabilities and shareholders' equity	$970,608			$940,506
Net interest income/interest rate spread (6)		21,401	3.02%		20,935	3.09%
Tax equivalent adjustment		(1,371)			(1,856)
Net interest income as reported		$20,030			$19,079

Net interest margin (7)			3.14%			3.21%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

The following table summarizes the effect that changes in volumes of earning assets and interest-bearing liabilities and the interest rates earned and paid on these assets and liabilities have on net interest income comparing the three and nine months ended September 30, 2014 and 2013. The net change or mix component attributable to the combined impact of rate and volume changes has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$274	$(236)	$38	$1,020	$(1,191)	$(171)
Loans - tax free	(20)	(9)	(29)	91	(135)	(44)
Total loans	254	(245)	9	1,111	(1,326)	(215)
Securities - taxable	211	254	465	664	563	1,227
Securities - tax free	(476)	(57)	(533)	(1,322)	(61)	(1,383)
Total securities	(265)	197	(68)	(658)	502	(156)
Interest-bearing deposits in other banks and federal funds sold	(8)	(1)	(9)	(22)	(4)	(26)
Total interest income	(19)	(49)	(68)	431	(828)	(397)

Interest expense:
Interest-bearing demand deposits	7	(30)	(23)	25	(142)	(117)
Savings deposits	-	(7)	(7)	2	(33)	(31)
Time deposits over $100,000	(104)	4	(100)	(95)	(56)	(151)
Other time deposits	(80)	(76)	(156)	(258)	(233)	(491)
Total interest-bearing deposits	(177)	(109)	(286)	(326)	(464)	(790)
Borrowed funds and other interest-bearing liabilities	591	(616)	(25)	1,598	(1,671)	(73)
Total interest expense	414	(725)	(311)	1,272	(2,135)	(863)
Net interest income	$(433)	$676	$243	$(841)	$1,307	$466

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

Credits for loan and lease losses of $54 thousand and $5.6 million were recorded for the three- and nine-month periods ended September 30, 2014, respectively, compared to credits of $1.2 million and $2.4 million, respectively, for the same periods in the prior year. The $3.2 million increase in the credit for loan and lease losses for the nine months ended September 30, 2014 was primarily attributable to the full recovery of $3.6 million in previously charged-off commercial real estate loans.

Non-performing loans decreased $0.8 million to $5.6 million from $6.4 million at December 31, 2013. The Company recorded net recoveries of $3.5 million for the nine months ended September 30, 2014, compared to net recoveries of $1.5 million for the same nine months of 2013. Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.

Non-interest Income

Non-interest income totaled $4.4 million for the three months ended September 30, 2014, an increase of $2.0 million from the $2.4 million earned during the comparable period in 2013.  The increase in third quarter non-interest income was primarily a result of an increase in net gains on the sale of available-for-sale securities of $2.1 million to $2.9 million in 2014 from $0.8 million in 2013.

Non-interest income amounted to $12.9 million for the nine months ended September 30, 2014, an increase of $5.7 million from $7.2 million for the nine months ended September 30, 2013. The year-to-date increase in non-interest income was primarily attributable a $3.4 million increase in net gains on the sale of investment securities, a $1.8 million increase related to the legal settlement received in the second quarter of 2014 as discussed below and a $0.6 million net gain on the divesture of the Company’s Monroe County branch offices.

As previously mentioned, the Company received a substantial legal settlement in the amount of $5.8 million resulting from judgments filed by the Company pursuant to a large credit relationship. Of the total amount received, $3.6 million represented full recovery of previously charged-off loans, which was the primary factor leading to the increase in the credit for loan and lease losses. The remainder of the settlement represented satisfaction of all past due interest and late charges and reimbursement of all legal fees and other related expenses associated with these credits incurred and paid by the Company. In addition, the settlement contributed $1.8 million to the overall $5.7 million increase in non-interest income for the nine months ended September 30, 2014.

Non-interest Expense

For the three months ended September 30, 2014, non-interest expense decreased $0.3 million, or 3.5%, to $7.8 million, from $8.1 million for the same three months of 2013. The decrease resulted primary from reductions in FDIC and OCC assessments, bank shares tax, legal expense and insurance expense, partially offset by an increase in other operating expense. On a year-to-date basis, non-interest expense increased $0.4 million to $24.7 million in 2014 from $24.3 million in 2013. The increase in year-to-date non-interest expense resulted primarily from increases in the expense of other real estate owned and other operating expenses, partially offset by reductions in the expense categories mentioned above for the three-month change.

For the nine months ended September 30, 2014, expenses associated with other real estate owned increased $1.7 million to $2.5 million from $0.8 million for the same period of 2013. The Company recorded valuation adjustments to the cost basis of several OREO properties totaling $2.2 million. The valuation adjustments reflected the continued decline in real estate values for properties located in Monroe County, Pennsylvania. In addition, the Company adjusted the cost basis of four OREO properties to liquidation value, as these properties were approaching the five-year regulatory holding period threshold.

Year-to-date other operating expenses increased $500 thousand to $2.8 million in 2014 from $2.3 million in 2013. This increase was largely due to a $352 thousand loss recorded on the abandonment of software.

During the second quarter of 2014, the Company was notified by the Federal Deposit Insurance Corporation (“FDIC”) that its risk category for FDIC assessments had improved from a risk category III to a risk category II based upon the Company’s most recent regulatory examination. Due to the change in risk categories, the Company’s initial base assessment rate for deposit insurance decreased from 0.23 basis points to 0.14 basis points, which was effective with the first assessment period of 2014. The changes in assessment rates resulted in decreases in regulatory assessments of $337 thousand and $474 thousand for the three months and nine months ended September 30, 2014 and 2013, respectively.

As a result of the resolution of certain long-standing litigation, legal expense declined $389 thousand and $410 thousand for the three months and nine months ended September 30, 2014. The Company anticipates a continued decline in future legal expenses as outstanding litigation continues to be resolved.

Bank shares tax decreased $220 thousand and $351 thousand for the three and nine months ended September 30, 2014 due to a reduction in the tax rate enacted in the Commonwealth of Pennsylvania effective January 1, 2014.

During the second quarter of 2014, the Company’s professional liability, fidelity bond and errors and omissions insurance policies were renewed at lower rates for the upcoming insurance period. As a result, the Company’s insurance expense recorded during the three months and nine months ended September 30, 2014 decreased $83 thousand and $141 thousand, respectively. The Company anticipates its insurance expense to continue to decrease for the remainder of 2014.

Provision for Income Taxes

The determination of the amount of deferred income taxes which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change in response to economic conditions and other factors. A valuation allowance related to deferred tax assets is required by GAAP when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The Company’s deferred tax position has been affected by several significant transactions that occurred in prior years. These transactions included the provision for loan losses, the level of non-accrual loans, valuation of other real estate owned and other-than-temporary impairment losses incurred on certain available-for-sale securities, and resulted in the Company being in a cumulative deficit position since 2009. Accordingly, under applicable accounting guidance, the Company established a full valuation allowance for its net deferred tax assets. At September 30, 2014 and December 31, 2013, the Company had established valuations allowances related to net deferred tax assets of $30.5 million and $34.1 million, respectively.

Management has reviewed the deferred tax positions of the Company at September 30, 2014. The valuation allowance is analyzed quarterly for changes affecting deferred tax assets. The Company reported taxable income for the third quarter of 2014, which was the seventh consecutive profitable quarter. However, based on current accounting guidance, the Company has not generated taxable income for a sufficient length of time in order to reverse the deferred tax asset valuation allowance. In the future, when the Company has generated taxable income on a more sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

For the three months and nine months ended September 30, 2014, the Company recorded income tax expense of $166 thousand and $326 thousand, which was entirely related to alternative minimum tax.

Financial Condition

Assets

Total assets decreased $21.7 million, or 2.2%, to $982.1 million at September 30, 2014 from $1.0 billion at December 31, 2013. The decrease resulted primarily from a decrease in cash and cash equivalents, which was directly related to a reduction in total deposits. Loans, net of unearned income and the ALLL, increased as a result of favorable demand for the Company’s lending products. Due to favorable rates as compared to other funding sources, the Company utilized borrowings through the FHLB of Pittsburgh as an additional source of liquidity and as a result, total borrowed funds increased when comparing the end of the third quarter of 2014 to year-end 2013.

As discussed above, in the third quarter of 2013, the Company entered into the Branch Purchase Agreement with ESSA for ESSA to acquire certain assets and liabilities of the Bank’s Marshalls Creek and Stroudsburg branches, both located in Monroe County, Pennsylvania. Pursuant to this transaction, which closed on January 24, 2014, the Company sold deposits of $8.8 million, real and personal property of $2.5 million and loans of $1.1 million. The Company realized a net gain on the branch divesture of $607 thousand, which is included in non-interest income in the Consolidated Statements of Operations for the nine months ended September 30, 2014.

Cash and Cash Equivalents

Cash and cash equivalents totaled $40.0 million at September 30, 2014, a decrease of $63.6 million, or 61.4%, from $103.6 million at December 31, 2013. The decrease resulted primarily from an $81.5 million decrease in total deposits, coupled with a $36.4 million increase in loans, net of the allowance for loan and lease losses. Advances through the FHLB of Pittsburgh provided additional liquidity and increased $41.7 million. The Company did not pay any dividends during the three and nine months ended September 30, 2014, as it suspended paying dividends to conserve capital and to comply with regulatory requirements.

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

At September 30, 2014, the Company’s investment portfolio was comprised principally of U.S. government-sponsored agencies, including residential mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and taxable and tax-exempt obligations of state and political subdivisions and obligations. Other than the obligations of U.S. government-sponsored agencies, there were no security issuers whose aggregate carrying value of securities held by the Company exceeded 10.0% of shareholders’ equity as of September 30, 2014.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013
Available-for-sale securities
Obligations of U.S. government agencies	$19,242	$-
Obligations of state and political subdivisions	24,505	78,054
Government-sponsored agency:
Collateralized mortgage obligations	84,882	34,799
Residential mortgage-backed securities	87,387	89,656
Corporate debt securities	435	407
Equity securities	961	951
Total	$217,412	$203,867

Held-to-maturity securities
Obligations of state and political subdivisions	$-	$2,308

Management monitors the Company’s investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. Management actions for the three and nine months ended September 30, 2014 reflected the Company’s current investment strategy designed to reduce potential credit and concentration risk within the balance sheet, manage interest rate risk by shortening the duration of the portfolio, and reduce tax-free holdings as required under tax planning initiatives focused on DTA recognition.

As part of this strategy, during the third quarter of 2014, the Company sold 66 of its state and municipal obligations with an aggregate amortized cost of $37.1 million. Gross proceeds received totaled $40.0 million, with net gains of $2.9 million realized upon the sales and included in non-interest income. All 66 securities sold during the third quarter were designated as available-for-sale.

For the nine months ended September 30, 2014, the aggregate amortized cost of the securities sold totaled $75.4 million. During the nine months ended September 30, 2014, the Company sold its entire holdings of held-to-maturity securities comprised of four zero-coupon obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of held-to-maturity securities were $2.7 million, with net gains of $0.4 million realized upon the sale. For the nine months ended September 30, 2014, gross proceeds received from the sale of available-for-sale securities amounted to $78.6 million, with year-to-date net gains totaling $5.6 million included in non-interest income.

Securities purchased during the third quarter of 2014 amounted to $51.4 million and were comprised entirely of 10 CMOs of U.S. Government-sponsored agencies. Year-to-date security purchases totaled $88.5 million, including $18.3 million in home equity conversion mortgages of a U.S. government agency, $18.8 million of single-maturity bonds of U.S. government-sponsored agencies and $51.4 million in U.S government-sponsored CMOs.

The following table presents the maturities of available-for-sale securities at September 30, 2014 and the weighted-average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security:

	September 30, 2014
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6 - 10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities (3)	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$19,242	$-	$-	$-	$19,242
Yield			2.65%				2.65%
Obligations of state and political subdivisions (1)	149	-	7,302	17,054	-	-	24,505
Yield	6.42%		3.68%	7.26%			6.19%
Government-sponsored agency:
Collateralized mortgage obligations	-	-	-	-	84,882	-	84,882
Yield					2.32%		2.32%
Residential mortgage-backed securities:	-	-	-	-	87,387	-	87,387
Yield					2.06%		2.06%
Corporate debt securities	-	-	-	435	-	-	435
Yield				0.86%			0.86%
Equity securities (2)	-	-	-	-	-	961	961
Yield						3.34%	3.34%
Total available-for-sale securities	$149	$-	$26,544	$17,489	$172,269	$961	$217,412
Weighted yield	6.42%	0.00%	2.94%	7.10%	2.19%	3.34%	2.68%

(1)	Yields on state and municipal securities have been adjusted to tax-equivalent yields using a 34.0% federal income tax rate.
(2)	Yield represents actual return for the three months ended September 30, 2014.
(3)	Collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date.

Substantially all of the Company’s securities portfolio is comprised of debt securities, specifically single-maturity bonds of U.S. government agencies, obligations of states and political subdivisions, and residential mortgage-backed securities, including home equity conversion mortgages, and CMOs of U.S. government-sponsored agencies. The Company held 28 securities that were in an unrealized loss position at September 30, 2014, of which 26 securities, or 94.1% of the total unrealized losses, were related to these debt securities.

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

Management performed a review of the fair values of all securities at September 30, 2014 and determined that movements in the values of the securities were consistent with the change in market interest rates. As a result of its review and considering the attributes of these debt securities, the Company concluded that OTTI did not exist at September 30, 2014. To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities.

Management does not believe that any individual unrealized loss at September 30, 2014 represents OTTI. The unrealized losses reported for residential mortgage-backed securities and CMOs relate entirely to securities issued by GNMA, FHLMC and FNMA that are currently rated AAA or Aaa by Moody’s Investor Services or by Standard & Poor’s, respectively, and are guaranteed by the U.S. government. The obligations of state and political subdivisions are comprised entirely of general-purpose debt obligations. The majority of these obligations have a credit quality rating of A or better and are secured by the unlimited taxing power of the issuer. In addition, the Company utilized a third party to perform an independent credit analysis of its state and political subdivision bonds that were either non-rated or had a rating below A. There was one obligation of a state and political subdivision that had a rating below A at September 30, 2014. According to the independent credit analysis, this bond was considered investment grade at September 30, 2014. In addition, this bond is scheduled to mature by December 31, 2014.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $5.7 million and $3.5 million at September 30, 2014 and December 31, 2013, respectively. FRB stock of $1.3 million is included in Other Assets at September 30, 2014 and December 31, 2013. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at September 30, 2014.

Loans

During the first nine months of 2014, the Company experienced increased demand for its lending products, as new loan originations exceeded maturities and payoffs. As a result, net loans increased $36.4 million, or 5.8%, to $666.3 million and represented 67.8% of total assets at September 30, 2014, from $629.9 million, or 62.7% of total assets, at December 31, 2013. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.

From a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $21.7 million, or 5.6%, to $408.7 million at September 30, 2014 from $387.0 million at December 31, 2013. Real estate secured loans represented 60.3% of total gross loans at September 30, 2014 and 60.2% at December 31, 2013.

Commercial and industrial loans increased $8.3 million, or 6.5%, during the year to $135.3 million at September 30, 2014 from $127.0 million at December 31, 2013. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $18.9 million, or 8.6%, to $237.4 million at September 30, 2014 from $218.5 million at December 31, 2013. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans decreased $6.8 million, or 28.0%, during the year to $17.6 million at September 30, 2014 from $24.4 million at December 31, 2013. The Company continues to monitor its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $124.4 million at September 30, 2014, an increase of $9.5 million, or 8.3%, from $114.9 million at December 31, 2013. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, as part of the Bank’s current asset/liability management strategy, fixed-rate residential mortgage loans with maturity terms of 15 years or less that are eligible for sale on the secondary market are being retained in the portfolio.

Consumer loans increased $4.0 million, or 3.4%, to $122.6 million at September 30, 2014, from $118.6 million at December 31, 2013. The increase was concentrated in the Company’s portfolio of indirect automobile loans. During the first quarter of 2014, the Company sold its education loan portfolio to a third party. This portfolio had a recorded investment of $2.6 million at the time of sale and the Company realized a loss of $13 thousand upon the sale, which is included in non-interest income in the consolidated statements of operations for the nine months ended September 30, 2014. This portfolio was sold due to the low outstanding loan balance as related to the current servicing costs which reduced the yield on the portfolio to an unacceptable level.

Loans to state and municipal governments increased $0.3 million, or 0.8%, to $40.2 million at September 30, 2014 from $39.9 million at December 31, 2013.

The following table summarizes loans receivable, net by category at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013
Residential real estate	$124,375	$114,925
Commercial real estate	237,437	218,524
Construction, land acquisition and development	17,561	24,382
Commercial and industrial	135,283	127,021
Consumer	122,573	118,645
State and political subdivisions	40,210	39,875
Total loans, gross	677,439	643,372
Unearned income	(115)	(143)
Net deferred loan fees and costs	836	668
Allowance for loan and lease losses	(11,898)	(14,017)
Loans, net	$666,262	$629,880

The Company considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes industry concentrations within the Company’s loan portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
		% of		% of
(in thousands)	Amount	Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$36,739	5.42%	$23,472	3.65%
Automobile dealers	22,260	3.29%	18,467	2.87%
Office complexes/units	16,627	2.45%	17,924	2.79%
Colleges and Universities	14,890	2.20%	12,671	1.97%
Land subdivision	14,226	2.10%	15,974	2.48%
1-4 family residential investment properties	13,869	2.05%	18,889	2.94%
Physicians	13,397	1.98%	13,932	2.17%

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

Under the Company’s risk rating system, loans that are rated pass/watch, special mention, substandard, doubtful, or loss are reviewed regularly as part of the Company’s risk management practices. The Company’s Loan Quality Committee, which consists of key members of senior management, finance and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the Company’s analysis, loans that are modified under a troubled debt restructuring (“TDRs”), loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. The Company utilizes the fair value of collateral method for collateral-dependent loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation may be used including, current letters of intent, broker price opinions or executed agreements of sale. For non-collateral- dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate.

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

The following table presents non-performing loans, including non-performing TDRs, OREO and accruing TDRs at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013
Non-accrual loans	$5,539	$6,356
Loans past due 90 days or more and still accruing	49	19
Total non-performing loans	5,588	6,375
Other real estate owned	2,617	4,246
Total non-performing loans and OREO	$8,205	$10,621

Accruing TDRs	$5,326	$3,995
Non-performing loans as a percentage of gross loans	0.82%	0.99%

Management continues to manage problem credits through heightened work-out efforts on non-performing loans and aggressively disposing of its holdings of foreclosed properties. The Company’s asset quality continued to improve during the first nine months of 2014. Total non-performing loans and OREO decreased $2.4 million, or 22.7%, to $8.2 million at September 30, 2014 from $10.6 million at December 31, 2013. The Company’s ratio of non-performing loans to total gross loans improved to 0.82% at September 30, 2014 from 0.99% at December 31, 2013, as management continued to reduce the balance of non-accrual loans. The Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 16.3% at September 30, 2014 from 31.6% at December 31, 2013. Despite the decrease, the percentage remains elevated and further deterioration in economic conditions could lead to additional increases in impaired loans.

TDRs at September 30, 2014 and December 31, 2013 were $9.1 million and $8.1 million, respectively. Accruing and non-accruing TDRs were $5.3 million and $3.8 million, respectively at September 30, 2014 and $4.0 million and $4.1 million, respectively at December 31, 2013. There were 18 loans modified as TDRs during the nine months ended September 30, 2014, with an aggregate post-modification outstanding balance of $1.3 million. In addition, two TDRs with an aggregate outstanding balance of $0.1 million that were on non-accrual status at December 31, 2013 were transferred to accruing status during the nine months ended September 30, 2014. New modifications during the nine months ended September 30, 2014 included 12 residential real estate loans, 4 commercial real estate loans and 2 consumer loans. The terms of such modifications included one or a combination of the following: extension of term, capitalization of real estate taxes or principal forbearance.

The average balance of impaired loans was $9.5 million and $13.6 million for the nine months ended September 30, 2014 and 2013, respectively. The Company recognized $62 thousand and $173 thousand of interest income on impaired loans for the three and nine months ended September 30, 2014, respectively, and $88 thousand and $282 thousand of interest income on impaired loans for the respective periods in 2013.

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$5,550	$8,329	$6,375	$9,709
Loans newly placed on non-accrual	584	344	1,621	1,659
Changes in loans past due 90 days or more and still accruing	49	(116)	30	(50)
Loans transferred to OREO	-	(96)	(10)	(255)
Loans charged-off	(338)	(344)	(881)	(1,316)
Loans returned to performing status	-	(162)	(222)	(314)
Loan payments received	(257)	(732)	(1,325)	(2,210)
Balance, end of period	$5,588	$7,223	$5,588	$7,223

The additional interest income that would have been earned on non-accrual and restructured loans for the three and nine months ended September 30, 2014 had the loans been performing in accordance with their original terms approximated $100 thousand and $307 thousand, respectively, and $138 thousand and $457 thousand for the respective three and nine month periods of the prior year.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Accruing:
30-59 days	0.24%	0.46%
60-89 days	0.09%	0.09%
90+ days	0.01%	0.00%
Non-accrual	0.82%	0.99%
Total delinquencies	1.16%	1.54%

The decrease in total delinquencies as a percentage of gross loans at September 30, 2014 was primarily due to the more rigorous collections of delinquent loans. In its evaluation of the ALLL, management considers a variety of qualitative factors, including changes in the volume and severity of delinquencies.

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

The Company’s ALLL consists of both specific and general components. At September 30, 2014, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $349 thousand, or 2.9%, of the total ALLL. A general allocation of $11.5 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 97.1% of the total ALLL of $11.9 million. The ratio of the ALLL to total loans at September 30, 2014 and December 31, 2013 was 1.76% and 2.18%, respectively, based on total loans of $677.4 million and $643.4 million, respectively. The decrease in the ALLL as a percentage of total loans reflected asset quality improvements and lower levels of charge-offs than in the past, coupled with increased loan demand. See “Asset Quality” for further information.

The following table presents an allocation of the ALLL and percentage of loans in each category at September 30, 2014 and December 31, 2013:

Allocation of the Allowance for Loan Losses

	September 30, 2014		December 31, 2013
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,747	18.36%	$2,287	17.86%
Commercial real estate	5,261	35.05%	6,017	33.97%
Construction, land acquisition and development	775	2.59%	924	3.79%
Commercial and industrial	1,805	19.97%	2,321	19.74%
Consumer	1,727	18.09%	1,789	18.44%
State and political subdivisions	583	5.94%	679	6.20%
Total	$11,898	100.00%	$14,017	100.00%

The following table presents an analysis of the ALLL for the three and nine months ended September 30, 2014 and 2013:

Analysis of the Allowance for Loan and Lease Losses
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$12,175	$18,588	$14,017	$18,536
Charge-offs:
Residential real estate	67	98	152	445
Commercial real estate	-	-	-	48
Construction, land acquisition and development	-	65	-	175
Commercial and industrial	22	116	172	244
Consumer	270	74	637	433
State and political subdivisions	-	-	-	-
Total charge-offs	359	353	961	1,345
Recoveries of charged-off loans:
Residential real estate	9	9	79	190
Commercial real estate	-	362	355	471
Construction, land acquisition and development	-	5	3,539	124
Commercial and industrial	69	71	195	1,656
Consumer	58	95	303	371
State and political subdivisions	-	-	-	-
Total recoveries	136	542	4,471	2,812
Net charge-offs (recoveries)	223	(189)	(3,510)	(1,467)
Credit for loan and lease losses	(54)	(1,159)	(5,629)	(2,385)
Balance at end of period	$11,898	$17,618	$11,898	$17,618

Net charge-offs (recoveries) during the period as a percentage of average loans outstanding during the period	0.03%	(0.03)%	(0.53)%	(0.23)%

Allowance for loan and lease losses as a percentage of gross loans at end of period	1.76%	2.69%	1.76%	2.69%

Other Real Estate Owned

At September 30, 2014, OREO consisted of 18 properties with an aggregate carrying value of $2.6 million, a decrease of $1.6 million from $4.2 million at December 31, 2013.  There was one property with an aggregate carrying value of $13 thousand foreclosed upon during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, there were five sales and two partial sales of properties with an aggregate carrying value of $1.2 million. The Company realized net gains on the sale of these properties of $103 thousand, which is included in non-interest income.

Due to a change in strategic purpose, the Company transferred the Stroudsburg office from bank premises and equipment to OREO for disposition during the nine months ended September 30, 2014. The deposits and loans of this branch were sold to ESSA as part of the Branch Purchase Agreement. The Company retained this facility and was initially planning to use it for other bank-related purposes. This property with a carrying value of $1.7 million was written down to its appraised value less cost to sell of $0.8 million at the time of transfer. A valuation adjustment of $0.9 million, included in non-interest expense, was recorded at the time of transfer.

In the third quarter of 2013, the Company transferred three vacant lots from bank premises and equipment that were previously held for future expansion to OREO. One of the properties was subsequently sold during the nine months ended September 30, 2014. There was no gain or loss realized upon the sale. The Company had one of the properties located in Monroe County, Pennsylvania re-appraised during the third quarter of 2014 due to continued decline in real estate values, which resulted in a valuation adjustment of $0.3 million and is included in non-interest expense for the three months and nine months ended September 30, 2014.

In addition, there are four properties that have been held in OREO for a significant amount of time and are approaching the regulatory holding period threshold of five years. In an effort to aggressively dispose of these properties, management requested independent appraisals using a liquidation value basis for each of the properties. Accordingly, the Company incurred valuation adjustments to these four properties totaling $0.7 million for the nine months ended September 30, 2014. Total valuation adjustments to the carrying value of OREO included in non-interest expense for the nine months ended September 30, 2014 amounted to $2.2 million.

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

The following table presents the activity in OREO for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$3,182	$2,778	$4,246	$3,983
Property foreclosures	-	96	13	255
Bank premises transferred to OREO	-	1,819	1,749	1,819
Valuation adjustments	(429)	(152)	(2,199)	(257)
Carrying value of OREO sold	(136)	(136)	(1,192)	(1,395)
Balance, end of period	$2,617	$4,405	$2,617	$4,405

The following schedule presents the composition of OREO at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013
Land/lots	$1,476	$3,549
Commercial real estate	1,114	647
Residential real estate	27	50
Total other real estate owned	$2,617	$4,246

Liabilities

Total liabilities were $931.8 million at September 30, 2014, a decrease of $38.4 million, or 4.0%, from $970.2 million at December 31, 2013. The decrease is primarily attributable to the decrease in total deposits, partially offset by an increase in total borrowed funds. Total deposits decreased $81.5 million, or 9.2%, to $803.2 million at September 30, 2014 as compared to $884.7 million at December 31, 2013. The decrease in deposits reflected cyclical deposit trends of the Company’s municipal customers, the Monroe County branch divestures and continued runoff of certificates of deposit in the low interest rate environment.

Specifically, non-interest-bearing demand deposits decreased $9.1 million, or 5.8%, while interest-bearing deposits declined $72.4 million, or 10.0%. The $9.1 million decrease in demand deposits was due primarily to a $22.0 million decline in non-interest-bearing business checking accounts, which resulted from a reduction in a deposit relationship with one large commercial customer. Partially offsetting this reduction were increases in personal, municipal, small business and not-for-profit demand deposits totaling $12.9 million. The $72.4 million decrease in interest-bearing deposits resulted primarily from a $43.6 million decrease in certificates of deposit originated through a national listing service, coupled with decreases in NOW accounts and retail time deposits. As part of the Company’s asset/liability management strategy, management focused on replacing these higher-costing, national listing service deposits as they matured with lower-costing core-customer deposits and advances through the FHLB of Pittsburgh.

Borrowed funds increased by $41.7 million, or 66.8%, to $104.1 million at September 30, 2014 as compared to $62.4 million at December 31, 2013. The increase resulted entirely to an increase in advances from the FHLB of Pittsburgh to $68.8 million at September 30, 2014 from $27.1 million at year-end 2013.

Retail deposit growth is a chief priority for the Company given the strong demand for its lending products in 2014. Management implemented several deposit strategies during the nine months ended September 30, 2014, including a strategic objective focused on growing commercial and consumer demand deposit accounts. The Company began offering a $100 cash bonus incentive to personal deposit customers for opening a new checking account. In order to receive the bonus, the checking account must be set up to receive one thousand dollars in direct deposits per statement cycle within 60 days of opening. In addition, in June 2014 the Company began offering an escalator certificate of deposit with maturity terms of 12, 24 and 30 months. The escalator feature provides customers a one-time option to increase the interest rate during the term, should the rate offered by the Company for a similar certificate increase. Since inception, the Company has opened approximately $2.2 million in escalator certificates.

Equity

Total shareholders’ equity increased $16.7 million, or 49.7%, to $50.3 million at September 30, 2014 from $33.6 million at December 31, 2013. Net income for the nine months ended September 30, 2014 of $13.5 million and a $3.2 million increase in accumulated other comprehensive income were the primary factors leading to the capital improvement. The increase in accumulated other comprehensive income was primarily attributed to appreciation in the fair value of securities held in the available-for-sale portfolio. Book value per common share improved to $3.06 at September 30, 2014 compared to $2.04 at December 31, 2013. At September 30, 2014, the Bank’s total risk-based capital and Tier I leverage ratios were 15.28% and 10.05%, respectively, which exceeded the respective 13.00% and 9.00% ratios required by the OCC Consent Order.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. The Company’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. The Company has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors the Company’s liquidity position and fluctuations daily so that the Company can adapt accordingly to market influences and balance sheet trends. Management also forecasts liquidity needs, performs stress tests its of liquidity levels and develops strategies to ensure adequate liquidity at all times.

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are the Company’s most liquid assets.  At September 30, 2014, cash and cash equivalents totaled $40.0 million, a decrease of $63.6 million from $103.6 million at December 31, 2013. Cash outlays for investing and financing activities used $31.3 million and $39.4 million, respectively, of cash and cash equivalents during the nine months ended September 30, 2014. The $31.3 million in cash used in investing activities resulted primarily from a net increase in loans to customers of $33.1 million. In addition, purchases of available-for-sale securities, net of proceeds received from sales, maturities, calls and principal reductions from securities, and FHLB of Pittsburgh stock used $1.3 million and $2.2 million in cash and cash equivalents, respectively. These outflows were partially offset by proceeds received from the sale of OREO and bank premises and equipment of $1.3 million and $2.5 million, respectively. The $39.4 million used in financing activities resulted from an $81.1 million net decrease in deposits, partially offset by proceeds from FHLB advances, net of repayments, of $41.7 million.

Despite the decrease in cash and cash equivalents, management believes that the Company’s liquidity position is sufficient to meet its cash flow needs as of September 30, 2014. The decrease in total deposits reflected cyclical deposit trends of the Company’s municipal customers and the anticipated runoff of certificates of deposit with above market interest rates. As previously mentioned, the majority of this runoff was concentrated in certificates of deposit obtained through a national listing service. Management, in accordance with the Company’s current asset/liability strategy decided to replace these certificates with short-term, lower-costing advances from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh totaled $194.2 million for the nine months ended September 30, 2014. These advances had a weighted average maturity of 0.5 years and a weighted-average interest rate of 0.37%. The Company made repayments of advances to the FHLB of Pittsburgh amounting to $152.5 million during the nine months ended September 30, 2014. At September 30, 2014, the Company had available borrowing capacity with the FHLB of Pittsburgh and FRB of $170.3 million and $22.0 million, respectively.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

•	Asset and liability levels using September 30, 2014 as a starting point;
•	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
•	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of a 200 basis point upward and a 100 basis point downward movement in interest rates on net interest income and the change in economic value.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2014 levels.

			Policy
	Rates + 200	Rates -100	Limits
Earnings at risk:
Percent change in net interest income	1.3%	0.1%	(10.0)%/(5.0)%

Economic value at risk:
Percent change in economic value of equity	(5.5)%	(5.7)%	(20.0)%/(10.0)%

Under the model, the Company’s net interest income is expected to increase 1.3%, while the Company’s economic value of equity is expected to decrease 5.5%, under a 200 basis point upward movement in interest rates. The anticipated increase in net interest income reflects the composition of the Company’s loan portfolio, which is comprised of a significant balance of variable-rate loans, which will re-price immediately or in the near term. In comparison, results for a similar model for the year ended December 31, 2013 simulated a 3.9% increase in net interest income under a 200 basis point upward movement in interest rates.

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

For the three- and nine-month periods ended September 30, 2014, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first nine months of 2014.  For discussion of the Company’s exposure to market risk, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk, hereof, and Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2013.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There were no changes made to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1 - Legal Proceedings.

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally relates to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. The Company is presently cooperating with the SEC in this matter. Discussions have been conducted between the Company and the SEC seeking to resolve issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. There can be no assurance that these discussions will lead to the resolution of the issues in a matter acceptable to the Company.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance, the Company had recorded a liability for this indemnification in other liabilities. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and, as such, as of September 30, 2014, $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not Applicable.

Item 5 - Other Information.

On October 29, 2014, the Board of Directors adopted the 2014 Employee Stock Grant Plan (the “2014 Stock Grant Plan”), pursuant to which the Board of Directors authorized the grant of up to 13,500 common shares in order to make one-time grants of 50 common shares to each active full and part-time employee of the Company, including executive officers. This one-time program was implemented to provide employees with a long-term financial interest in the Company’s future growth and profitability by providing them with Company ownership in the form of common shares. The grant recipients may not sell the shares granted under the 2014 Stock Grant Plan until after January 1, 2016. The grant recipients are also responsible for all tax obligations arising from the stock grant and ownership of stock. The Company has not granted any shares under the 2014 Stock Grant Plan.

Item 6 - Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 12, 2013, is hereby incorporated by reference.

EXHIBIT 4.1*	Form of Common Stock Certificate.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 10.1*	2014 Employee Stock Grant Plan.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: November 10, 2014	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer
Principal Executive Officer

Date: November 10, 2014	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 10, 2014	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer

