Form 10-K
period 2014-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2015-03-13
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $83,370,845 at June 30, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,517,319 shares of common stock as of March 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders.

PART I

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

As a result of criticism received from banking regulators in connection with their examination process during 2010, the Company has taken steps to remediate and improve its lending policies and its credit administration function, including developing and implementing new policies and procedures, particularly related to risk management. The Company has also been advised by its regulators that it must increase its regulatory capital.As of December 31, 2014, the Company had met all regulatory capital requirements established by its regulators. For more information regarding the supervision and regulation of the Company, refer to the section entitled “Supervision and Regulation – Supervisory Actions,” in this Item 1 to this Annual Report on Form 10-K.

The Company had net income of $13.4 million and $6.4 million in 2014 and 2013, respectively, and a net loss of $13.7 million in 2012. Total assets were $970.0 million, $1.0 billion and $968.3 million at December 31, 2014, 2013 and 2012, respectively.

The Bank

Established as a national banking association in 1910, as of December 31, 2014 the Bank operated 19 full-service branch offices within three contiguous counties, Lackawanna, Luzerne and Wayne, its primary market area located in the Northeast section of the state.

Retail Banking

The Bank provides a wide variety of retail banking products and services to individuals and businesses, including Mobile Banking, Image Checking and E-Statements. Deposit products include various checking, savings and certificate of deposit products, as well as a line of preferred products for higher-balance customers.  The Bank also participates in the Certificate of Deposit Account Registry (“CDARs”) program, which allows customers to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations. The Bank’s current participation in CDARs is limited by the FDIC while it is subject to the Consent Order from the Office of the Comptroller of the Currency and a Written Agreement with the Federal Reserve Bank of Philadelphia.

The Bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online via a secure website https://www.fncb.com. FNCB Online’s product suite includes Bill Payment, Finance Works, Funds Transfer and POP Money (person to person transfers), and Purchase Rewards. FNCB Online can also be accessed through the Bank’s mobile application. Customers can also access money from their deposit accounts by using their debit card to make purchases or cash withdrawals from any of the Bank’s automated teller machines (“ATMs”) located in each of the Bank’s branch offices as well as additional locations. FNCB’s mobile deposit, available to personal banking customers with access to FNCB Online Banking and an eligible deposit account, allows customers to deposit checks, electronically from start to finish, from anywhere at any time.

Through FNCB Online, customers can directly access their accounts, open new accounts and apply for a mortgage or obtain a pre-qualification approval through the Bank’s Mortgage Center. Telephone Banking (Account Link), a service that provides customers with the ability to access account information and perform related account transfers through the use of a touch tone telephone, is also available. The Bank offers overdraft Bounce Protection, Savings Overdraft Protection and Instant Money loans which provide customers with an added level of protection against unanticipated cash flow emergencies and account reconciliation errors. In 2014, the Bank, through a strategic partnership with an independent vendor, began offering an identity theft protection plan package to its customers. Subscribers select which coverage package they desire by visiting the Bank’s secure website and choosing “Identity Protection” from the Resources menu.

FNCB Business Online is a menu driven product that provides the Bank’s business customers direct access to their account information and the ability to perform internal and external transfers and payments through ACH transactions, and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. Remote Deposit Capture allows business customers the ability to process daily check deposits to their accounts through an online image capture environment. Business customers can access money from their deposit account by using their “business” debit card, providing a faster, more convenient way to make purchases, track business expenses and manage finances.

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

Residential Mortgage Loans

The Bank offers fixed- and variable-rate one- to four-family residential loans. At December 31, 2014, one- to four-family residential mortgage loans totaled $122.8 million, or 18.4%, of the total loan portfolio. One- to four-family mortgage loans are originated generally for sale in the secondary market. However, management may portfolio one- to four-family residential mortgage loans as deemed necessary according to asset/liability management strategies. During the year ended December 31, 2014, the Bank sold $8.3 million of one- to four-family mortgages. The Bank retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

The Bank offers interim construction financing secured by residential property for the purpose of constructing one- to four-family homes. The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2014, construction, land acquisition and development loans of $18.8 million represented 2.8% of the total loan portfolio.

Commercial Real Estate Loans

At December 31, 2014, commercial real estate loans totaled $233.5 million, or 34.9%, of the total loan portfolio. Commercial real estate mortgage loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances. The commercial real estate loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions.

Commercial and Industrial Loans

The Bank generally offers commercial loans to individuals and businesses located in its primary market area. The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate. At December 31, 2014, commercial and industrial loans totaled $132.1 million, or 19.7%, of the total loan portfolio.

Consumer Loans

Consumer loans include both secured and unsecured installment loans, lines of credit and overdraft protection loans. The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. Generally, the Bank also offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90%, based on the appraised value of the property. Home equity loans have fixed rates of interest and are for terms up to 15 years. Equity lines of credit have adjustable interest rates and are based upon the prime interest rate. At December 31, 2014, consumer loans totaled $122.1 million, or 18.2%, of the total loan portfolio.

State and Political Subdivision Loans

The Bank originates state and political subdivision loans primarily to municipalities in the Bank’s market area. At December 31, 2014, state and political subdivision loans totaled $40.2 million, or 6.0%, of the total loan portfolio.

For more information regarding the loan portfolio and lending policies, please refer to Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Wealth Management

The Company offers customers wealth management services through a third party provider. Customers are able to access alternative deposit products such as mutual funds, annuities, stocks, and bonds directly for purchase from an outside provider.

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

Competition

The Company faces substantial competition in originating loans and in attracting deposits from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. The competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds and online savings accounts. The increased competition has resulted from changes in the legal and regulatory guidelines, as well as from economic conditions. The cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale. As discussed above and in Note 17, “Regulatory Matters” to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K, the Company and the Bank are subject to extensive regulation and supervision, including regulations that limit the type and scope of activities, such as the Order and Agreement (hereinafter defined).

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

Supervision and Regulation

The Company participates in a highly regulated industry and is subject to a variety of statutes, regulations and policies, as well as ongoing regulatory supervision and review. These laws, regulations and policies are subject to frequent change and the Company takes measures to comply with applicable requirements.

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

The Bank developed a Strategic Plan that it believes complies with the Order requirements. The Strategic Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and submitted to the OCC for review in April 2014. The OCC issued a written determination of supervisory non-objection to the Strategic Plan in June 2014. The Strategic Plan was adopted by the Board in June 2014. The Strategic Plan for the three-year period January 1, 2015 to December 31, 2017 was approved by the Board in January 2015.The Company believes that the Bank continues to be in compliance with the Strategic Plan.

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan (a “Capital Plan”), which must be submitted to the OCC for review and prior determination of no supervisory objection;

The Bank has developed a Capital Plan that it believes complies with the Order requirements to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 13%. The Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and forwarded to the OCC for review in April 2014. The OCC issued a written determination of supervisory non-objection to the Capital Plan in June 2014. The Capital Plan was adopted by the Board in June 2014. The Capital Plan for the three-year period January 1, 2015 to December 31, 2017 was approved by the Board in January 2015. The Company believes that the Bank continues to be in compliance with the Capital Plan.

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

The Bank’s total risk-based capital ratio was 15.42% at December 31, 2014, which was above the 13.00% required by the Order. The Bank’s leverage capital ratio was 9.78% at December 31, 2014, which was above the 9.00% required by the Order. The Bank’s total risk-based capital increased 199 basis points, while the Bank’s leverage ratio increased 146 basis points at December 31, 2014 compared to December 31, 2013.

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

On September 8, 2014, the Company sent to the OCC a request for a determination of no supervisory objection for a $1.0 million capital distribution from the Bank to the Company to cure the junior subordinated debentures interest deferral. The Company received a determination of no supervisory objection from the OCC in November 2014. On December 8, 2014, the Bank made a distribution to the Company in the amount of $1.0 million.

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

The Committee completed its review of the Board and the Board committee structure on November 10, 2010 by reviewing the Board Structure Study report completed by an independent consultant engaged by the Committee. The report was forwarded to the OCC on November 24, 2010. The Company has implemented those recommendations and believes it is in compliance with the requirements of this provision. Louis A. DeNaples re-joined the Board in December 2013 and the Company’s Board of Directors in May 2014, William G. Bracey was appointed to the Board and the Company’s Board of Directors in May 2014, and Keith W. Eckel was appointed to the Board and the Company’s Board of Directors in September 2014. One of the directors of the Bank and the Company, Joseph J. Gentile, passed away in August 2014.

The Board completed its assessment of the capabilities of the Bank’s executive officers upon receipt of a management study, completed by an independent consultant (the “Management Study”), on October 13, 2010. The Management Study was forwarded to the OCC on October 29, 2010. The Board completed a successful search for President and Chief Executive Officer in December 2011. Since the effective date of the Order, other changes have been made to the executive management team related to the size and complexity of the organization. The Board believes that it has prepared or caused to be prepared an assessment of the capabilities of the Bank’s executive officers to perform their past and current duties, including those required to respond to the most recent examination report.

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

The Bank’s Conflict of Interest Policy has been revised to provide comprehensive guidance and a review was conducted of existing relationships to ensure compliance with the Conflict of Interest Policy. The revised policy was approved by the Board on September 29, 2010 and forwarded to the OCC on October 7, 2010. Additional revisions were approved by the Board on April 29, 2011, October 24, 2012, May 22, 2013, November 14, 2013 and November 26, 2014. The Board believes that is has adopted, implemented and maintained compliance with a comprehensive Conflict of Interest Policy in accordance with the requirements of the provision.

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

The Bank’s Loan Policy has been revised to improve guidance and control over the Bank’s lending functions. The revised policy was approved by the Board on October 27, 2010. Additional periodic Loan Policy revisions were approved by the Board from November 24, 2010 through November 2014 for purposes of continued compliance with this provision. The Board believes that it has taken action to address the written credit policy requirements of the Order.

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

(xv) by October 31, 2010, the Board was required to revise and implement the Bank’s Other Than Temporary Impairment Policy;

The Board believes that the Other Than Temporary Impairment Policy has been reviewed and revised so that the quarterly other than temporary impairment (“OTTI”) analysis process identifies and measures OTTI in accordance with GAAP and supervisory guidance, including Financial Accounting Standards Board Accounting Standards Codification 320-10-35 (Recognition and Presentation of Other-than-Temporary Impairments), OCC Bulletin 2009-11 dated April 17, 2009, "Other-than-Temporary Impairment Accounting", OCC Bulletin 2013-28, “Uniform Agreement on the Classification and Appraisal of Securities Held by Depository Institutions” and FDIC Call Report Instructions.

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

The Company has taken, and continues to take, steps the Board of Directors believes are appropriate to use the Company’s financial and managerial resources to serve as a source of strength to the Bank. The steps the Bank has taken to comply with the Order are discussed above.

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

The Company has acknowledged the prohibition on taking dividends or any other capital distributions from the Bank without the prior written consent of the Reserve Bank. On September 8, 2014, the Company sent a request to the Reserve Bank to approve a dividend from the Bank in the amount of $1.0 million. The dividend was to be used to cure the interest deferral on the junior subordinated debentures. The Company received written non-objection to allow the $1.0 million dividend payment from the Bank and cure of the interest deferral on the junior subordinated debentures in the amount of $921 thousand. The $1.0 million dividend payment from the Bank to the Company and the interest deferral payment on the junior subordinated debentures was completed in December 2014. The Company made a subsequent request for and has received approval from the Reserve Bank to permit payment of the quarterly interest payment on the junior subordinated debentures due March 15, 2015. The Company intends to pay the quarterly interest payment on March 15, 2015.

(iv) the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or junior subordinated debentures without the prior written approval of the Reserve Bank and the Director;

The Company has acknowledged the prohibition on any payment related to the Company’s subordinated debentures and junior subordinated debentures without the written approval of the Reserve Bank and Director. Previously, the Company has not made any payments of interest, principal or other amounts on either of the Company’s debentures since the effective date of the Agreement.

On September 8, 2014, the Company sent to the Reserve Bank requests for approval for the Company to receive a $1.0 million capital distribution from the Bank, and to make a distribution on the junior subordinated debentures to cure the interest deferral. The Company received approval from the Reserve Bank in November 2014 to cure and pay the interest deferral. On December 15, 2014, the Company paid all deferred and currently payable accrued interest totaling $921 thousand. On February 20, 2015, the Company received approval from the Reserve Bank to pay the regular quarterly interest payment on March 15, 2015.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The annual update and revision to the Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed in conjunction with the annual budget and strategic planning initiatives and provided to the Reserve Bank in April 2014. The Company notified the Reserve Bank that the OCC issued a written determination of supervisory non-objection to the Capital Plan in June 2014, and that the Bank’s Board of Directors adopted the plan in June 2014. The annual update and revision to the Capital Plan for the three-year period January 1, 2015 to December 31, 2017 was completed in conjunction with the annual budget and strategic planning initiatives. Both plans and the annual budget were approved by the Board of Directors in January 2015 and will be provided to the Reserve Bank during its next regulatory review of the Company.

The Bank’s total risk-based capital ratio was 15.42% at December 31, 2014, which was above the 13.00% minimum required by the Order. The Bank’s leverage ratio was 9.78% at December 31, 2014, which was also above the 9.00% required by the Order.

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

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar projections for 2012, 2013, and 2014 were provided to the Reserve Bank within the time requirements prescribed in the Agreement. At the request of the Reserve Bank, the Company provided the Reserve Bank with an updated cash flow projection for 2014-2016 in August of 2013. The cash flow projection for 2015 was delivered to the Federal Reserve Bank in December 2014.

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

The Company acknowledges the restriction on indemnification and severance payments under Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations. The Company has not made any such indemnification or severance payments since the effective date of the Agreement without obtaining prior regulatory non-objection and regulatory concurrence from the FDIC as required by Part 359.

(xiii) the Board must submit written progress reports within 30 days of the end of each calendar quarter.

The Company’s board of directors has filed each of the required written progress reports with the Reserve Bank since the Agreement was executed.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2014, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

Since entering into the Order and the Agreement, the Company has incurred expenses in an effort to comply with the terms of these agreements. In particular, the Company has incurred expenses in connection with developing and implementing policies and procedures and hiring additional personnel as required by the Order and the Agreement.

During each year ended December 31, 2014 and 2013, the Company incurred approximately $0.4 million of expenses related to entering into and complying with these regulatory agreements, consisting primarily of professional and consulting fees.  In addition, the Order and the Agreement place restrictions on the Company’s ability to borrow funds and to pay interest and dividends to its noteholders and shareholders. In the future, the Company may continue to experience increased costs related to compliance with these regulatory agreements and also expects to face certain restrictions on its operations for as long as it continues to operate under the Order and the Agreement. The Company expects, however, that future compliance expenses will decrease from the 2014 level, because the majority of the expenses incurred to date are related to development and implementation of processes and policies that, once those policies and processes are finalized and implemented, are not expected to recur.

The Order and the Agreement have not and are not expected to have an impact on the Company’s ability to attract and maintain deposits or the Company’s cost of funds. While it is not anticipated that the Order and the Agreement will have an impact on the Company’s net interest margin, the overall cost of compliance with the Order and the Agreement will continue to impact profitability at least through the end of 2015.

The Company

The Company is a bank holding company registered with, and subject to regulation by, the Reserve Bank and the Board of Governors of the Federal Reserve System (“FRB”). The Bank Holding Company Act of 1956, as amended (the “BHCA”), and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices.

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

The Gramm Leach-Bliley Act of 1999 (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities without further approval. The Company is not a financial holding company. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the FRB to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

The Bank

The Bank, as a national bank, is a member of the Federal Reserve System and its accounts are insured up to the maximum legal limit by the Deposit Insurance Fund of the FDIC. The Bank is subject to regulation, supervision and regular examination by the OCC. The regulations of these agencies and the FDIC govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. State laws may also apply to the Bank to the extent that federal law does not preempt the state law. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) permits national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Pennsylvania law had previously permitted banks chartered in Pennsylvania to branch in other states without limitation, thereby permitting national banks in Pennsylvania to establish branches anywhere in the state, but only permitted out of state banks to branch in Pennsylvania if the home state of the out of state bank permits Pennsylvania banks to establish de novo branches. The branching provisions of the Dodd-Frank Act could result in more banks from other states establishing de novo branches in the Bank’s market area.

USA Patriot Act and BSA. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The OCC has required the Bank to strengthen its internal policies and procedures with respect to BSA compliance, and the Bank believes it has developed and implemented policies designed to satisfy this requirement.

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

National banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) must be core capital (Tier 1). Tier 1 Capital generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the fair value of securities classified as “available for sale” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments-Debt and Equity Securities. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock that is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general ALLL. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets that are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one- tofour-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

The Bank’s total capital to risk-weighted assets ratio at December 31, 2014 and 2013 was 15.42% and 13.43%, respectively. The Tier I capital to risk-weighted assets ratio at December 31, 2014 and 2013 was 14.16% and 12.17%, respectively. The Tier I capital to average assets ratio at December 31, 2014 and 2013 was 9.78% and 8.32%, respectively. Under the Order, the Bank was required to achieve a total capital ratio of 13.00% and a Tier I capital to average assets ratio of 9.00% by November 30, 2010. As of December 31, 2014, the Bank met both the 13.00% minimum requirement for the total risk-based capital ratio and the 9.00% minimum requirement for the Tier 1 leverage ratio. The Company continues to explore various options to improve its regulatory capital ratios. The Company’s total capital ratio at December 31, 2014 and 2013 was 13.67% and 11.58%, respectively. The Tier I capital to risk-weighted assets at December 31, 2014 and 2013 was 8.76% and 6.88%, respectively. The Tier I capital to average assets at December 31, 2014 and 2013 was 6.05% and 4.71%, respectively.

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

When fully phased-in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.50%, plus a “capital conservation buffer” of 2.50%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, or 8.50%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.00% plus the capital conservation buffer, or 10.50%; and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.00%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0.00% to 2.50% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress.

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

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10.00% of CET1 or all such categories in the aggregate exceed 15.00% of CET1.

The federal banking regulators issued a final rulemaking in July 2013 (the “Basel III Rule”) to implement Basel III under regulations substantially consistent with the above. The Basel III Rule also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI,” which primarily consists of unrealized gains and losses on available-for-sale securities, that are not required to be treated as OTTI, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Basel III Rule also imposes a 4.00% minimum leverage ratio.

The Basel III Rule also makes changes to the manner of calculating risk-weighted assets. It imposes methodologies for determining risk weighted assets, including revisions to recognition of credit risk mitigation, such as a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

As discussed below, the Basel III Rule also integrates the new capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.

In general, the Basel III Rule became applicable to the Company and Bank on January 1, 2015. The Company and Bank currently expect to elect to exclude AOCI in calculating regulatory capital with the filing of their respective first regulatory reports after applicability of the Basel III Rule to them, although reserves the right to elect to include AOCI in the calculation of regulatory capital. Additionally, the Company expects its outstanding subordinated notes will cease to qualify as capital for regulatory purposes when the new capital definitions under the Basel III Rule become applicable to the Company and Bank. Overall, the Company believes that implementation of the Basel III Rule will not have a material adverse effect on the Company’s or Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay discretionary bonuses to executive officers.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank will be deemed to be: (i) “well capitalized” if it has a total risk based capital ratio of 10.0% or more, a Tier 1 risk based capital ratio of 8.0% or more, a leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk based capital ratio of 8.0% or more, a Tier 1 risk based capital ratio of 6.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk based capital ratio that is less than 8.0%, a Tier 1 risk based capital ratio that is less than 4.5% or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk based capital ratio that is less than 6.0%, a Tier 1 risk based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

An institution generally must file a written capital restoration plan, which meets specified requirements, with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty will be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty will expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution that fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIAct applicable to significantly undercapitalized institutions.

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

	Total	Tier I	Common Equity
	Risk-Based	Risk-Based	Tier I	Leverage	Tangible Equity
Capital Category	Capital Ratio	Capital Ratio	Capital Ratio	Ratio	to Assets
Well capitalized	>/= 10.0%	>/= 8.0%	>/= 6.5%	>/= 5.0%	N/A
Adequately capitalized	>/= 8.0%	>/= 6.0%	>/= 4.5%	>/= 4.0%	N/A
Undercapitalized	< 8.0%	< 6.0%	< 4.5%	< 4.0%	N/A
Significantly undercapitalized	< 6.0%	< 4.0%	< 3.0%	< 3.0%	N/A
Critically undercapitalized	N/A	N/A	N/A	N/A	Less than 2.0%

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

The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act has required a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies have been given significant discretion in drafting these rules and regulations, As portions of the statute continues to be subject to intensive rulemaking and public comment, which has not yet been completed with respect to the application of certain key aspects of the law, the impact of certain portions of the Dodd-Frank Act may not be known for some time. To date, the following provisions of the Dodd-Frank Act are considered to be of greatest significance to the Company:

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

A focus of the CFPB’s rulemaking efforts has been on reforms related to residential mortgage transactions. In 2013, the CFPB issued final rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. Several of the CFPB’s rulemakings became effective in January 2014. In November 2013, the CFPB issued final rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. These rules will become effective in August 2015, and management continues to analyze their requirements to determine the impact to the Company and the Bank. During 2015, the Bank expects the CFPB to refine its rulemaking efforts on expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

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

Effective February 18, 2014 and for the remainder of the year ended December 31, 2014, the Bank was considered risk category II for deposit insurance assessments and paid an annual assessment rate of 0.0014 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

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

Employees

As of December 31, 2014, the Company and the Bank employed 258 persons, including 39 part-time employees.

Available Information

The Company files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The Company’s website address is http://www.fncb.com. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available through its website at www.fncb.com. They may also be obtained free of charge as soon as practicable after filing or furnishing them to the SEC upon request by sending an email to corporatesecretary@fncb.com.   Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Chief Financial Officer, 102 East Drinker Street, Dunmore, PA 18512.

Item 1A. Risk Factors.

The risk factors discussed below, which could materially affect the Company’s business, operating results or financial condition, should be considered in addition to the other information about the Company presented in this Annual Report on Form 10-K. However, the risk factors described below are not meant to be all inclusive. Additional risks and uncertainties not currently known or that the Company currently deems to be insignificant may also materially adversely affect the business, operating results or financial condition of the Company.

Risks Related to the Company and Its Business

The Company may not be able to successfully compete with others for business.

The Company competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, online divisions of banks located in other markets as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. There is also competition for banking business from competitors outside of its market area. As noted above, the Company and the Bank are subject to extensive regulations and supervision, including, in many cases, regulations that limit the type and scope of activities. Many competitors have substantially greater resources than the Company, may offer certain services that the Bank does not provide, and operate under less stringent regulatory environments. The differences in available resources and applicable regulations may make it harder for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings. For additional discussion of the Company’s competitive environment, see the section entitled “Business – Competition” included in Item 1 to this Annual Report on Form 10-K.

The economic environment continues to pose significant challenges for the Company and could adversely affect its financial condition and results of operations.

The Company is operating in a challenging economic environment, including uncertain national and local conditions. Additionally, concerns from some of the countries in the European Union, Asia and elsewhere have also strained the financial markets both abroad and domestically. Financial institutions continue to be affected by softness in the real estate market and constrained financial markets. There have been dramatic declines in the housing market, with falling home prices, high levels of foreclosures and weak employment statistics in many parts of the country. While conditions appear to have begun to improve since the depths of the financial crisis, generally and in the Company’s market area, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. Deterioration in economic conditions in our markets could drive loan losses beyond that which is provided for in the Company’s ALLL, which would necessitate further increases in the provision for loan and lease losses, and, in turn, reduce the Company’s earnings and capital. The Company may also face the following risks in connection with the economic environment:

•	economic conditions that negatively affect housing prices and the job market have resulted in the past, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;
•	market developments may affect consumer confidence levels and may reduce loan demand and cause adverse changes in payment patterns, leading to a reduced asset base, as well as increases in delinquencies and default rates on loans and other credit facilities;

•	the methodologies the Company uses to establish the ALLL rely on complex judgments, including forecasts of economic conditions, that are inherently uncertain and may be inadequate;
•	the continuation of low market interest rates, may further pressure our interest margins as interest-earning assets, such as loans and investments, are reinvested or reprice at lower rates;
•	volatility in the market, and lower level of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and
•	compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

If these conditions or similar ones continue to exist or worsen, the Company could experience adverse effects on its financial condition.

The Company is subject to lending risk.

As of December 31, 2014, approximately 37.7% of the Company’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $5.5 million, or 0.8% of total gross loans, as of December 31, 2014, and $6.4 million, or 1.0% of total gross loans, as of December 31, 2013. Although non-performing asset levels decreased from the prior year, an increase in non-performing loans could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in the Company’s primary market area, will have a significant impact on its results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce the ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed-rate loans, general increases in interest rates will tend to reduce its spread as the interest rates the Company must pay for deposits would increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

The Company’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of the Company’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. The Company also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2014, $405.0 million, or 60.5%, of gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate the Company’s commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $18.8 million, or 2.8%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $132.1 million, or 19.7%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayments of these loans often depend on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While the Company believes that its loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in the Company’s general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, the Company would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop business relationships may be diminished, the quality and collectability of its loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $42.6 million as of December 31, 2014. At December 31, 2014, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are considered to present a higher risk of collection than other loans. For more information regarding loans to officers and directors and/or their related parties, please refer to Note 14 — “Related Party Transactions” to the consolidated financial statements included in Item 8 and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K.

The Company’s financial condition and results of operations would be adversely affected if the ALLL is not sufficient to absorb actual losses or if increases to ALLL were required.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, the Company reviews its loans and its loss and delinquency experience, and the Company evaluates economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2014, the ALLL totaled $11.5 million, representing 1.7% of total loans.

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

If the Company concludes that the decline in value of any of its debt investment securities is other-than-temporary, the Company is required to write-down the security, to reflect credit-related impairments through a charge to earnings.

The Company reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s debt investment securities has declined below its carrying value, the Company is required to assess whether the decline is an OTTI. If the Company concludes that the decline is other-than-temporary, it is required to write down the value of that security to reflect the credit-related impairments through a charge to earnings. Changes in the expected cash flows of securities in its portfolio and/or prolonged price declines in future periods may result in impairment of the Company’s investment securities that is other-than-temporary, which would require a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, any impairment disclosed may not accurately reflect the actual impairment in the future. In addition, to the extent that the value of any of the Company’s investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

The Company held approximately $2.8 million in capital stock of the Federal Home Loan of Pittsburgh (“FHLB”) as of December 31, 2014. The Company must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If FHLB were to cease operations, the Company’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

Laws, regulations and banking regulators require the Company and Bank to maintain adequate levels of capital to support its operations. In addition, capital levels are determined by the Company’s management and Board of Directors based on capital levels that they believe are necessary to support the Company’s business operations. Also, pursuant to the Order and the Agreement, the Company and the Bank are required to maintain increased capital levels in compliance with the Company’s revised capital plan. The Company regularly evaluates its present and future capital requirements and needs and analyzes capital raising alternatives and options. Although the Company succeeded in meeting its current regulatory capital requirements, it may need to raise additional capital in the future to support possible loan losses during future periods, to meet future regulatory capital requirements or for other reasons.

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

The Company’s assets at December 31, 2014 included a substantial deferred tax asset. The Company may not be able to realize the full amount of this asset.

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset was approximately $29.8 million, and $35.7 million at December 31, 2014 and 2013, respectively. The decrease in the deferred tax asset resulted primarily from changes in unrealized gains and losses on available-for-sale securities, decreases in accrued interest payable and the allowance for loan and lease losses, as well as a reduction in the deferred tax benefit related to net operating loss carryforwards.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of termporary differences. In assessing the need for a valuation allowance, management carefully weighed both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can objectively verified. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred taxable losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. While, the Company generated table income in 2014, it recorded taxable losses in 2013 and 2012.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013 and 2014, these amount have been the result of significant non-recurring or non-taxable transactions, such as the credit for loan and lease losses, legal settlements and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Until such time when the Company’s cumulative results are positive, it does not believe there is sufficient positive evidence to overcome the negative evidence presented.The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained.

The release of this valuation allowance could have a positive impact on future earnings. However, there can be no assurance as to when the Company could be in a position to recapture the benefits of its deferred tax asset or to what extent. For further information on the analysis of our deferred tax assets, please refer to the sections entitled “Critical Accounting Policies” and “Provision for Income Taxes” of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 to this Annual Report on Form 10-K.

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

Effective and competitive delivery of the Company’s products and services increasingly depends on information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology can improve efficiency and help reduce costs. The Company’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create efficiencies in its operations. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require the Company to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. The Company may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. Many of the Company’s competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive. There can be no assurance that the Company will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively. As a result, the Company could lose business, be forced to price products and services on less advantageous terms to retain or attract customers, or be subject to cost increases.

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

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business due to the loss of their skills, knowledge of the Company’s market, years of industry experience and to the difficulty of promptly finding qualified replacement personnel. The Company does not currently have employment agreements or non-competition agreements with any of its senior officers though it expects to put such agreements in place in the future.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers and shareholders make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Regardless of whether customer and shareholder claims and legal actions related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. The financial liability or reputational damage that may result from litigation or any other legal actions could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. For additional discussion of the Company’s current legal matters, refer to Item 3, “Legal Proceedings” to this Annual Report on Form 10-K.

The Company may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows.

The Company has been and may continue to be involved from time to time in a variety of litigation matters arising out of its business. An increased number of lawsuits, including purported class action lawsuits and other consumer driven litigation, have been filed and will likely continue to be filed against financial institutions, which may involve substantial compensatory and/or punitive damages. The Company believes the risk of litigation generally increases during downturns in the national and local economies. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Company’s reputation and may cause it to incur significant expense. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, they could have a material adverse effect on its financial condition, results of operations and cash flows. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

The Company’s disclosure controls and procedures and internal controls over financial reporting may not achieve their intended objectives.

The Company maintains disclosure controls and procedures designed to ensure the timely filing of reports as specified in the rules and forms of the Securities and Exchange Commission. The Company also maintains a system of internal control over financial reporting. These controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as its disclosure controls and procedures and internal controls over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. If the Company’s controls are not effective, it could have a material adverse effect on its financial condition, results of operations, and market for its common stock, and could subject the Company to additional regulatory scrutiny.

Risks Related to the Company’s Common Stock

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

The Company’s common shares are currently quoted on OTC Markets Group, Inc. During the year ended December 31, 2014, an average of 1,840 shares traded on a daily basis. There can be no assurance that an active and liquid market for the Company’s common shares will develop, or if one develops that it can be maintained. The absence of an active trading market may make it difficult to subsequently sell the Company’s common shares at the prevailing price, particularly in large quantities. For a further discussion, see Item 5- “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities” to this Annual Report on Form 10-K.

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

Risks Related to Government Regulation and Accounting Pronouncements

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

New or changed legislation or regulation and regulatory initiatives could adversely affect the Company through increased regulation and increased costs of doing business.

Changes in federal and state legislation and regulation may affect the Company’s operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on the banking industry. The Dodd-Frank Act has implemented, and is expected to further implement, significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the Financial Stability Oversight Council to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. For example, the Dodd-Frank Act has implemented new requirements with respect to “qualified mortgages” and new mortgage servicing standards that may increase costs associated with this business. For a more detailed description, see the section entitled “Business – The Bank – Consumer Financial Protection Bureau” included in Item 1 to this Annual Report on Form 10-K.

Additionally, final rules to implement Basel III adopted in July 2013 revise risk-based and leverage capital requirements and also limit capital distributions and certain discretionary bonuses if a banking organization does not hold a “capital conservation buffer.” The rule became effective for the Company on January 1, 2015, with some additional transition periods. This additional regulation could increase compliance costs and otherwise adversely affect operations, for example, the Company expects that its existing outstanding subordinated notes will cease to qualify as capital for regulatory purposes when the definition becomes applicable to the Company and the Bank, which could make it more difficult to comply with capital requirements. For a more detailed description of the final rules, see the description in Item 1 of this Annual Report on Form 10-K under the heading “Changes in Capital Requirements”. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of the Company’s operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company’s cost of doing business and otherwise affect the Company’s operations, may significantly affect the markets in which the Company does business, and could have a materially adverse effect on the Company.

The Company is also subject to the guidelines under the Gramm-Leach-Bliley Act (“GLBA”). The GLBA guidelines require, among other things, that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. In recent years there also has been increasing enforcement activity in the areas of privacy, information security and data protection in the United States, including at the federal level. Compliance with these laws, rules and regulations regarding the privacy, security and protection of customer and employee data could result in higher compliance and technology costs. In addition, non-compliance could result in potentially significant fines, penalties and damage to the Company’s reputation and brand.

The Company may be subject to information-gathering requests, reviews, investigations and proceedings by government and regulatory agencies.

The Company is or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and regulatory agencies, including, but not limited to, the SEC, OCC and FRB regarding its business and operations. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures. This could lead to an enforcement proceeding by such governmental or regulatory agency which, in turn, may result in one or more such material adverse consequences.

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally related to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. On January 28, 2015, the Company and the SEC entered into a settlement agreement resolving these issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. As part of this settlement agreement, on January 30, 2015 the Company paid a civil money penalty of $175 thousand to the SEC. The Company accrued for the $175 thousand civil money penalty, which is included in non-interest expense for the year ended December 31, 2014.

On January 22, 2014, the Bank was advised by the Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) that FinCEN was investigating the Bank for alleged violations of the Bank Secrecy Act (“BSA”).  On May 28, 2014 the Bank was advised by the Office of the Comptroller of the Currency (“OCC”) that the OCC was investigating allegations that the Bank failed to file timely Suspicious Activity Reports. On November 18, 2014 both FinCEN and OCC advised the Bank that they intended on assessing civil money penalties against the Bank.  Subsequent to November 18, 2014, the Bank had been negotiating with both regulatory agencies about the alleged BSA violations.  On February 27, 2015, the Bank reached a comprehensive settlement with FinCEN and OCC to resolve the BSA allegations.  In order to settle the matter, the Bank consented to an aggregate civil money penalty assessment of $1.5 million which has been accrued and is included in non-interest expense for the year ended December 31, 2014.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently conducts business from its main office located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512 and from its additional 18 branches located throughout Lackawanna, Luzerne and Wayne counties. At December 31, 2014, aggregate net book value of premises and equipment was $11.0 million. With the exception of potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

On January 24, 2014, the Bank sold certain assets and liabilities of the its Marshalls Creek and Stroudsburg branches, both of which are located in Monroe County, Pennsylvania to ESSA. The transaction included the real property of the Marshalls Creek branch. The real property of the Stroudsburg branch was not sold as part of the agreement, and was subsequently transferred into other real estate owned.

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office/Branch

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	1743 North Keyser Avenue
	Scranton, PA	Lease	Keyser Village Branch

5	1 North Main Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	1919 Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	1127 Texas Palmyra Highway
	Honesdale, PA	Lease	Honesdale Route 6 Branch

19	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

20	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

21	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

22	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

23	119-123 South Blakely Street
	Dunmore, PA	Own	Parking Lot

24	Main Street
	Taylor, PA	Own	Land

25	1219 Wheeler Avenue
	Dunmore, PA	Lease	Wheeler Ave. Branch

26	785 Keystone Industrial Park Road	Lease	Bank Offices
Throop, PA

27	100 Commerce Boulevard	Lease	Commercial Lending Office
Wilkes-Barre, PA

28	124 South Blakely Street	Own	Vacant Building for future Bank use
Dunmore, PA

Item 3. Legal Proceedings.

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally related to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. On January 28, 2015, the Company and the SEC entered into a settlement agreement resolving these issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. As part of this settlement agreement, on January 30, 2015 the Company paid a civil money penalty of $175 thousand to the SEC. The Company accrued for the $175 thousand civil money penalty, which is included in non-interest expense for the year ended December 31, 2014.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance, the Company has recorded a liability for this indemnification in other liabilities. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and, as such, as of December 31, 2014, $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit.

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

On September 17, 2013, Charles Saxe, III, individually and on behalf of all others similarly situated, filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  This matter is in the discovery stage.  At this time the Company cannot reasonably determine the outcome or potential range of loss.

On January 22, 2014, the Bank was advised by FinCEN that it was investigating the Bank for alleged violations of the BSA.  On May 28, 2014, the Bank was advised by the OCC that it was investigating allegations that the Bank failed to file timely Suspicious Activity Reports. On November 18, 2014, both FinCEN and OCC advised the Bank that they intended on assessing civil money penalties against the Bank.  Subsequent to November 18, 2014, the Bank had been negotiating with both regulatory agencies about the alleged BSA violations. On February 27, 2015, the Bank reached a comprehensive settlement with FinCEN and OCC to resolve the BSA allegations.  In order to settle the matter, the Bank consented to an aggregate civil money penalty assessment of $1.5 million which has been accrued and is included in non-interest expense for the year ended December 31, 2014.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Stock and Dividends Paid

Effective February 17, 2015, the Company’s common shares are quoted on the OTCQX Marketplace operated by the OTC Markets Group, Inc. under the sysmbol “FNCB.” Previous to this date, the Company’s common shares were quoted on the OTCQB Venture Marketplace operated by the OTC Markets Group, Inc. The principal market area for the Company’s shares is northeastern Pennsylvania, although shares are held by residents of other states across the country. Quarterly market highs and lows and dividends paid for each of the past two years are presented below.  These prices represent actual transactions.

	Market Price		Dividends Paid
	High	Low	Per Share
Quarter	2014		2014
First	$9.90	$5.91	$0.00
Second	6.85	5.15	0.00
Third	6.85	5.75	0.00
Fourth	6.65	5.60	0.00

Quarter	2013		2013
First	$4.49	$2.83	$0.00
Second	4.20	3.41	0.00
Third	4.35	3.85	0.00
Fourth	8.98	3.90	0.00

Holders

As of February 28, 2015 there were approximately 1,859 holders of record of the Company’s common shares. Because many of the Company’s shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

Dividends

As of February 26, 2010, as a result of the Order and Agreement, the Company has suspended paying dividends and will not resume paying dividends without prior permission from the OCC and the Reserve Bank. For a further discussion of the Company’s dividend limitations, refer to the section entitled “Capital Analysis” included in Item 7 “Management’s Discussion and Analysis” to this Annual Report on Form 10-K.

Equity Compensation Plans

For more information regarding the Company’s equity compensation plans, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return (i.e. price change, reinvestment of cash dividends and stock dividends received) on the Company’s common shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index, the SNL Bank Index for banks with $500 million to $1 billion in assets and the SNL Bank Index for banks with $1 billion to $5 billion in assets. The stock performance graph assumes that $100 was invested on December 31, 2009. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. The Company calculates each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e. more valuable) count for more in all indices.

First National Community Bancorp, Inc.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
First National Community Bancorp, Inc.	100.00	50.08	41.60	50.42	144.76	99.83
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $500M-$1B	100.00	109.16	96.03	123.12	159.65	175.15

(*)	Source: SNL Financial LC, Charlottesville, VA © 2011. SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

Purchase of Equity Securities by the Issuer or Affiliates Purchasers

None.

Recent Sales of Unregistered Securities

On October 29, 2014, the Board of Directors adopted the 2014 Employee Stock Grant Plan (the “2014 Stock Grant Plan”) under which shares of common stock not to exceed 13,500 were authorized to be granted to employees. On December 1, 2014, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 12,850 shares issued under this grant at a cost of $6.02 per share. The total cost of these grants, which was included in salary expense in the Consolidated Statements of Operations, amounted to $77 thousand for the year ended December 31, 2014. No additional shares were granted under this plan. This share grant was effected without registration under the Securities Act in reliance upon Section 2(3) of the Securities Act, as a non-sale distribution of securities by the Company. These shares were given to all employees of the Company as a share bonus and not as individual incentive compensation or in lieu of a cash payment, with no investment decision on the part of the recipients or receipt of value by the Company in return. There were no underwriters employed in the issuance of the securities or in connection with this transaction, and no proceeds were received by the Company for this stock grant. There have been no sales of unregistered securities during 2014.

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

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$970,029	$1,003,808	$968,274	$1,102,639	$1,167,298
Securities, available-for-sale	218,989	203,867	185,361	185,475	251,072
Securities, held-to-maturity	-	2,308	2,198	2,094	1,994
Net loans	658,747	629,880	579,396	659,044	735,813
Total deposits	795,336	884,698	854,613	957,136	982,436
Borrowed funds	96,504	62,433	53,903	83,571	137,604
Shareholders' equity	51,398	33,578	36,925	39,925	32,055

Income Statement Data:
Interest income	$32,673	$32,953	$37,027	$42,936	$55,471
Interest expense	6,147	7,176	9,218	13,867	21,868
Net interest income before (credit) provision for loan and lease losses	26,526	25,777	27,809	29,069	33,603
(Credit) provision for loan and lease losses	(5,869)	(6,270)	4,065	523	25,041
Non-interest income	14,920	9,283	4,283	12,949	1,282
Non-interest expenses	33,569	34,948	41,738	41,830	41,564
Income (loss) before income taxes	13,746	6,382	(13,711)	(335)	(31,720)
Provision for income taxes	326	-	-	-	-
Net income (loss)	13,420	6,382	(13,711)	(335)	(31,720)
Earnings (loss) per share, basic and diluted	0.81	0.39	(0.83)	(0.02)	(1.94)

Capital and Related Ratios:
Cash dividends declared per share	$-	$-	$-	$-	$-
Book value per share	3.12	2.04	2.24	2.43	1.95
Tier I leverage ratio	6.05%	4.71%	4.07%	4.72%	4.27%
Total risk-based capital to risk-adjusted assets	13.67%	11.58%	10.20%	11.35%	10.13%
Average equity to average total assets (1)	4.66%	3.60%	3.97%	3.04%	4.10%
Tangible equity to tangible assets	5.27%	3.30%	3.75%	3.55%	2.67%

Selected Performance Ratios:
Return on average assets (1)	1.38%	0.67%	(1.35)%	(0.03)%	(2.44)%
Return on average equity (1)	29.50%	18.65%	(34.09)%	(0.98)%	(59.44)%
Net interest margin (2)	3.08%	3.21%	3.26%	3.10%	3.07%
Noninterest income/operating income (2)	30.30%	20.79%	9.71%	21.82%	2.42%

Asset Quality Ratios:
Allowance for loan and lease losses/total loans	1.72%	2.18%	3.10%	3.07%	2.98%
Nonperforming loans/total loans	0.82%	0.99%	1.62%	2.93%	3.74%
Allowance for loan and lease losses/nonperforming loans	208.62%	219.87%	190.92%	104.60%	79.58%
Net charge-offs/average loans	(0.51)%	(0.28)%	0.97%	0.31%	2.84%
Loan loss provision/net charge-offs	***	***	63.88%	23.10%	100.47%

*** Ratio is not meaningful for 2014 or 2013.

(1) Average balances were calculated using average daily balances. Average balances for loans include non-accrual loans.

(2) Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) represents an overview of the financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 and Risk Factors detailed in Item 1A of Part I to this Annual Report on Form 10-K.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the allowance for loan and lease losses (“ALLL”), securities’ valuation and impairment evaluation, and the valuation of other real estate owned (“OREO”) and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

See Note 2-“Summary of Significant Accounting Policies” and Note 5-“Loans” of the notes to consolidated financial statements included in Item 8-“Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on the consolidated statements of financial condition or results of operations. See Note 6-“Securities” and Note 7-“Fair Value Measurements” of the notes to consolidated financial statements included in Item 8 – “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the Company’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity and available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for years ended December 31, 2014 and 2013 within the consolidated statements of operations. The Company recognized $96 thousand of OTTI for the year ended December 31, 2012.

See Note 2-“Summary of Significant Accounting Policies” and Note 4-“Securities” of the notes to consolidated financial statements included in Item 8-“Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about valuation of securities.

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that is no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any write-down to fair value less estimated selling costs is charged to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense unless conditions warrant an adjustment to value, as determined by management. Subsequent to acquisition, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

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

The Company records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. The Company establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On December 31, 2010, the Company established a valuation allowance equal to 100 percent of its net deferred tax asset, excluding deferred tax assets and liabilities related to unrealized holding gains and losses on available-for-sale securities, and has maintained such an allowance through December 31, 2014.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2014 and 2013, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2-“Summary of Significant Accounting Policies” and Note 13-“Income Taxes” of the notes to consolidated financial statements included in Item 8-“Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the accounting for income taxes.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance on January 1, 2015 will not have a material effect on the operating results or financial position of the Company.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” changes the criteria for reporting a discontinued operation. Under the new guidance, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This new guidance reduces complexity by removing the complex and extensive implementation guidance and illustrations that are necessary to apply the current definition of a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations that will provide users with more information about the assets, liabilities, revenues and expenses of a discontinued operation and will require pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting, which will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. A public company or not-for-profit organization that has issued or is a conduit bond obligor for securities that are traded, listed, or quoted on an exchange or an over-the-counter market is required to apply the new guidance prospectively to all disposals (or classifications as held for sale) of components of an organization and all business or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance on January 1, 2015 will not have a material effect on the operating results or financial position of the Company.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. Accordingly, the Company will adopt this guidance on January 1, 2017 and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for public companies for interim and annual periods beginning after December 15, 2014. For all other entities, the new standard is effective for annual periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2015 will not have a material effect on the operating results or financial position of the Company.

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

ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” will alleviate uncertainty for preparers, auditors and regulators because auditors and regulators will no longer be required to evaluate whether a preparer presented an unusual and/or infrequent item appropriately. Although ASU 2015-01 eliminates the concept of extraordinary items, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature or infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of this guidance is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this Management’s Discussion and Analysis in its entirety.

Results of Operations

The year ended December 31, 2014 proved to be a successful year for the Company, as evidenced by a 110.3% improvement in earnings year over year. The strong earnings performance reflected continued improvement in asset quality, effective management of operating costs and improved net interest income levels, and was the cornerstone in rebuilding the Company’s and the Bank’s capital position. As a result the Bank reached a major milestone in 2014, by attaining full compliance with the regulatory capital levels and ratios required under its Consent Order as mandated by the Office of the Comptroller of the Currency (“OCC”).

Net income increased $7.0 million, or 110.3%, and equaled $13.4 million, or $0.81 per diluted common share, in 2014, compared to net income of $6.4 million, or $0.39 per diluted common share, in 2013. This was the most profitable year for the Company since 2008. The $7.0 million earnings improvement for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was largely due to a $5.6 million increase in non-interest income, which resulted primarily from increases in gains on the sale of available-for-sale securities of $3.8 million and favorable legal settlements of $1.8 million. Also favorably affecting the Company’s earnings performance was a $0.7 million, or 2.9%, increase in net interest income and a decrease in non-interest expense of $1.4 million, or 3.9%. Partially offsetting these positive factors was a $326 thousand provision for incomes taxes recorded by the Company for alternative minimum tax. Return on average assets and return on average equity were 1.38% and 29.50%, respectively, in 2014 compared to 0.67% and 18.65%, respectively, in 2013. The Company did not pay any dividends during the years ended December 31, 2014 and 2013.

Management’s Focus in 2014

In 2014, management continued to build on the initiatives started in the previous year which focused on core banking operations including generating net interest income and non-interest income, controlling operating costs and positioning the Company for sustainable growth over the long term. These initiatives, which are discussed in further detail in this MD & A, involved, but are not limited to, the following:

•	Completion of the sale of the Marshalls Creek and Stroudsburg branches to ESSA Bank and Trust (“ESSA”). In the third quarter of 2013, the Bank had entered into a Branch Purchase and Deposit/Loan Assumption Agreement (the “Branch Purchase Agreement”) with ESSA. As part of the Branch Purchase Agreement, which was completed in the first quarter of 2014, ESSA acquired certain assets and liabilities of the Marshalls Creek and Stroudsburg branches, both located in Monroe County, Pennsylvania. Pursuant to this transaction, the Bank sold deposits of $8.8 million, the real and personal property of the Marshalls Creek branch totaling $2.5 million and loans of $1.1 million. The Bank realized a net gain on the branch divestitures of $607 thousand, which is included in non-interest income in the Consolidated Statements of Operations for the year ended December 31, 2014.

•	Continued effective resolution of problem credits and management of OREO properties. The Company’s asset quality continued to improve in 2014 as evidenced by a 26.8% decrease in non-performing assets. Non-performing loans decreased 13.4% to $5.5 million, or 0.82% of gross loans, at December 31, 2014, compared to $6.4 million, or 0.99% of gross loans at the close of 2013.

During the second quarter of 2014, the Company received a substantial legal settlement in the amount of $5.8 million resulting from judgments filed by the Company pursuant to a large credit relationship. Of the total amount received, $3.6 million represented full recovery of previously charged-off loans, which was the primary factor leading to a credit for loan and lease losses of $5.9 million in 2014, the second consecutive year the Company was able to release some of its loan and lease loss reserves. The remainder of the settlement represented satisfaction of all past due interest and late charges and reimbursement of all legal fees and other related expenses associated with these credits incurred and paid by the Company.

The Company posted net recoveries of $3.4 million in 2014 due primarily to the legal settlement mentioned above, compared to net recoveries of $1.8 million in 2013. The Company uses national peer group data, data for all bank holding companies with total assets between $500 million and $1.0 billion, as a benchmark in evaluating its asset quality metrics. The Company’s ratio of non-performing assets, as a percentage of total loans and other real estate owned, equaled 1.16% at December 31, 2014, a significant improvement from 1.64% at December 31, 2013 and well below the national peer group average of 1.87%. Despite the release of reserves for two consecutive years, the Company’s reserve levels exceeded those of the national peer group. The Company’s ratio of the allowance for loan and lease losses to total loans and leases equaled 1.72% at December 31, 2014, compared to 1.48% for the national peer group.

•	Repositioning of the investment securities portfolio in order to reduce potential credit, concentration and interest rate risk, as well as maximize taxable interest revenue generation under the Company’s current tax position. The Company currently has significant net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. In addition, the Company has established a full valuation allowance for its deferred tax assets. Because of this tax position, the Company does not benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management continued repositioning the investment portfolio in 2014 by selling the majority of the Company’s tax-exempt obligations of states and political subdivisions and replacing them with taxable obligations of U.S. government and government-sponsored agencies including, collateralized mortgage obligations, residential mortgage-backed securities and single-maturity bonds. In addition, the Company was able to benefit from a decrease in Treasury yields and record a net gain on the sale of investment securities of $6.6 million.

•	Effective management of funding costs through the strategic use of lower-costing borrowings through the Federal Home Loan Bank of Pittsburgh (“FHLB”) to replace maturing, higher-costing certificates of deposit generated through a national deposit listing service. This transitioning from certificates of deposit to FHLB advances was the primary factor leading to a $1.0 million decrease in interest expense and a 14 basis point reduction in the Company’s cost of funds.

•	Implementation of several intitiatives designed to improve the generation of non-interest revenue streams. The Company completed a deposit service charge study and began implementing recommended changes to its service charge structure in 2014. In addition, in the fourth quarter of 2014 the Company transitioned its interchange transaction processor from VISA to Mastercard. Although the effects of these initiatives in 2014 were minimal, management anticipates increases in non-interest income in 2015 from a full-year of additional revenue generated from these enhancements.

Improved Risk Profile and Successful Resolution of Legal Matters

In addition to the above initiatives, non-interest expense levels were positively affected by the Company’s and the Bank’s improved risk profile. During the first quarter, the Company was notified by the Federal Deposit Insurance Corporation (“FDIC”) that effective February 18, 2014, its risk category forFDIC insurance assessments improved to risk category II from risk category III. In addition, because of this improvement in risk category, the surcharge associated with its assessment from the Office of the Comptroller of the Currency (“OCC”) decreased from 100.0% of the total OCC assessment to a 50.0% surcharge. Overall, the risk category improvement equated to a $0.7 million, or 28.4% decrease in regulatory assessments expense included in non-interest expense. The Company also experienced a $0.2 million, or 19.3%, reduction in insurance expense because of its improved risk profile.

Furthermore, at the beginning of 2015, the Company was able to successfully resolve two matters with regulatory agencies that have consumed a considerable amount of time, effort and resources. Both matters were related to circumstances and allegations that dated back several years. The first matter was an agreement dated January 28, 2015 between the Company and the U.S. Securities and Exchange Commission (“SEC”) related to disclosure, financial reporting and the restatement of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, which have since been appropriately addressed by the Company. As part of the agreement, the Company agreed to a civil money penalty of $175,000, which was accrued for and included in non-interest expense in the consolidated statements of operations in 2014.

On February 27, 2015, the Bank reached a comprehensive settlement with both the OCC and the Financial Crimes Enforcement Network to resolve certain Bank Secrecy Act (“BSA”) allegations based on events that transpired years ago. Management believes that the Bank’s current BSA/Anti-money laundering program meets all industry expectations. Management also believes that settling this matter was in the best interest of the Bank and the Company’s shareholders, as opposed to enduring additional years of contested litigation that would result from challenging the allegations. As part of this agreement, the Bank consented to an aggregate civil money penalty of $1.5 million, which was accrued for and included in non-interest expense in the consolidated statements of operations in 2014.

Balance Sheet Profile

Total assets decreased $33.8 million, or 3.4%, to $970.0 million at December 31, 2014 from $1.0 billion at December 31, 2013. The contraction in the balance sheet resulted primarily from an $89.4 million, or 10.1%, decrease in total deposits. The Company experienced strong demand for its lending products, which resulted in a $28.9 million, or 4.6%, increase in loans, net of unearned income, net deferred loan costs and the allowance for loan and lease losses. In addition, securities available for sale increased $15.1 million, or 7.4%. Theses outflows were the primary factors leading to the $67.9 million, or 65.6%, decline in cash and cash equivalents to $35.7 million at December 31, 2014, from $103.6 million at the end of 2013. Due to favorable rates as compared to other funding sources, the Company utilized FHLB borrowings as an additional source of liquidity. As a result, total borrowed funds increased $34.1 million, or 54.6%, to $96.5 million at December 31, 2014 from $62.4 million at December 31, 2013.

Total shareholders’ equity improved $17.8 million or 53.1% to $51.4 million at December 31, 2014 from $33.6 million at the end of 2013. Net income of $13.4 million, coupled with $4.2 million in other comprehensive income related entirely to appreciation of the Company’s available-for-sale securities, accounted for the majority of the capital improvement. The total risk-based capital ratios for the Company and the Bank were 13.67% and 15.42%, respectively, at December 31, 2014, compared to 11.58% and 13.43%, respectively, at December 31, 2013. Similarly, Tier I capital to average assets ratio improved for the Company and Bank to 6.05% and 9.78%, respectively, at December 31, 2014, from 4.71% and 8.32%, respectively, at December 31, 2013. The Bank’s total capital ratio of 15.42% and Tier I leverage ratio of 9.78% both exceeded the minimum ratios of 13.00% and 9.00% mandated by the OCC under the Consent Order.

Looking Ahead to 2015

For 2015, management will continue to build on the initiatives put in place in 2014 and implement additional strategies focused on growing core deposits. In addition, the Company began the implementation process of converting its core banking system to a more robust system that will allow the Company to capitalize on new technology through increased efficiency and delivery system enhancements for customers. Furthermore, with the full compliance with all mandatory minimum capital requirements under the OCC Consent Order, the Company anticipates completing the journey to normal regulatory status in the near future.

Summary of Performance

Net Interest Income

2014 compared to 2013

Net interest income is the difference between (i) interest income - interest and fees on interest-earning assets, and (ii) interest expense - interest paid on the Company’s deposits and borrowed funds. Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates. Comparing the years ended December 31, 2014 and 2013, tax-equivalent net interest income was stable, decreasing only $26 thousand, or 0.09%. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Company’s tax-equivalent net interest margin contracted 13 basis points to 3.08% in 2014 from 3.21% in 2013. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 2.95% in 2014, a decrease of 14 basis points compared to 3.09% in 2013. The Company’s net interest margin and rate spread were impacted by several strategic tax planning and ALCO initiatives in 2014, as well as an ongoing challenging rate environment and competitive pressures that continued to impact loan pricing.

The Company currently has significant net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. In addition, the Company has established a full valuation allowance for its deferred tax assets. Because of this tax position, the Company does not benefit from holding tax-exempt obligations of state and political subdivisions. In addition, management also sought to reduce the amount of potential credit and concentration risk within the portfolio, as well as manage interest rate risk by shortening the duration of the portfolio. Accordingly, management continued repositioning the investment portfolio in 2014 by selling the majority of the Company’s tax-exempt obligations of state and political subdivisions and replacing them with taxable obligations of U.S. government and government-sponsored agencies including collateralized mortgage obligations (“CMOs”), residential mortgage-backed securities and single-maturity bonds. The effect of this repositioning was the primary factor leading to a $534 thousand, or 7.1%, decrease in tax-equivalent interest income genereated from the investment portfolio.

Despite increased demand for the Company’s loan products, competition within its market area for loans escalated, which along with the already challenging rate environment, forced loan yields down. In addition, one of the Company’s niche markets is indirect auto lending. Demand for these loans increased in 2014 due to several promotions directed at the Company’s automobile dealer customers. However, rates offered on consumer automobile loans are generally lower than those offered on other types of loan products offered to commercial customers.

Tax-equivalent interest income decreased $1.1 million, or 3.0%, to $34.3 million in 2014 from $35.4 million in 2013. The repositioning of the investment portfolio accounted for $534 thousand, or 50.6%, of the overall decrease in tax-equivalent interest income. In addition, the tax-equivalent yield on the loan portfolio decreased 27 basis points from 4.37% in 2013 to 4.10% in 2014, which resulted in a corresponding decrease in tax-equivalent interest income of $1.8 million. Specifically, the yield on taxable loans decreased 27 basis points, while the yield on tax-exempt loans fell 37 basis points, and accounted for corresponding decreases in interest income of $1.6 million and $147 thousand, respectively. Partially offsetting this decrease due to loan yields was a $29.9 million, or 4.7%, increase in average total loans to $666.3 million in 2014 from $636.5 million in 2013. The growth in average loans resulted in an increase in tax-equivalent interest income of $1.3 million.

However, the effects of the securities portfolio repositioning and declining loan yields was almost entirely mitigated by a $1.0 million, or 14.3%, reduction in interest expense, which resulted primarily from the planned replacement of maturing certificates of deposit with lower-costing advances from the FHLB. Overall, the Company’s cost of funds decreased 14 basis points to 0.80% in 2014 from 0.94% in 2013. The decrease in funding costs resulted in a $1.8 million decrease in interest expense. Partially offsetting the reduction in interest expense due to changes in rates was a $5.8 million, or 0.8%, increase in average interest-bearing liabilities to $771.5 million in 2014 from $765.7 million in 2013.

Total average time deposits decreased $49.0 million, or 15.4%. Of the total decrease in average time deposits, $25.1 million, or 51.2%, resulted from a decrease in average time deposits generated through QwickRate®, a national deposit listing service. In addition, the cost of time deposits decreased 12 basis points to 0.99% in 2014 from 1.11% in 2013, as these rate-sensitive deposits continued to runoff at maturing rates that were higher than current rates. The decrease in volume and cost of time deposits resulted in a combined decrease in interest expense of $0.8 million. Average borrowed funds increased $33.5 million, or 55.5%, to $93.7 million in 2014 from $60.2 million in 2013. The increase in borrowed funds was entirely attributable to an increase in advances through the FHLB of Pittsburgh and resulted in additional interest expense of $1.3 million. However, this was more than entirely offset by a 183 basis point reduction in the cost of borrowed funds, which resulted in a corresponding decrease in interest expense of $1.3 million. Changes in the volumes and rates paid for borrowed funds resulted in a combined net decrease in interest expense of $45 thousand.

Interest-bearing demand deposits and savings deposits averaged $18.5 million and $2.8 million higher in 2014 as compared to 2013, respectively, while the cost of interest-bearing demand deposits and savings accounts each decreased 4 basis points. The changes in volumes and rates for interest-bearing demand deposits and savings accounts netted a combined decrease in interest expense of $139 thousand.

2013 compared to 2012

During 2013, the Company’s earning assets re-priced downward at a faster pace than interest-bearing liabilities. As a result, the Company’s tax-equivalent net interest margin contracted 4 basis points to 3.21% in 2013 from 3.25% in 2012. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.08% in 2013, a decrease of 4 basis points compared to 3.12% in 2012.

Tax-equivalent net interest income decreased $2.4 million to $28.2 million in 2013 from $30.6 million in 2012. During 2013, lower yields on interest-earning assets was the primary factor leading to the decline in net interest income. The yield on average earning assets declined 22 basis points to 4.02% in 2013 from 4.24% in 2012, which resulted from a 27 basis point decrease in the tax-equivalent yield on the loan portfolio and a 79 basis point reduction in the tax-equivalent yield on total securities. The 22 basis point decline in the tax-equivalent yield on earning assets caused a $2.9 million decrease in tax-equivalent interest income, which was partially offset by a decrease in interest expense of $822 thousand, resulting from an 18 basis point decline in the cost of average interest-bearing liabilities. Also negatively impacting net interest income was a $61.4 million decrease in average earning assets, which was partially offset by lower volume of average interest-bearing liabilities as compared to the previous year.

The federal funds rate and the national prime rate were unchanged at 0.25% and 3.25%, respectively, in 2013. However, increased competition for loans within the Company’s market area exacerbated this already challenging rate environment and negatively impacted loan yields in 2013. The tax-equivalent yield on the loan portfolio declined 27 basis points to 4.37% in 2013 from 4.64% in 2012. Specifically, the yield on taxable loans decreased 24 basis points, while the yield on tax-free loans fell 112 basis points and caused corresponding reductions in tax-equivalent interest income of $1.4 million and $410 thousand, respectively. The tax-equivalent yield on the investment portfolio decreased 79 basis points to 3.69% in 2013 from 4.48% in 2012 and resulted in a corresponding decrease in interest income of $1.1 million. Specifically, the yield on taxable and tax-free investments decreased 78 basis points and 11 basis points, respectively, comparing 2013 and 2012. ALCO and investment strategies in 2013 involved mitigating credit risk, while lowering the risk-based capital weighting of the portfolio. Management shifted the composition of the investment portfolio by de-emphasizing the Company’s holdings of state and municipal obligations and increasing its holdings of U.S. government and government-sponsored securities. Consequently, proceeds from sales and maturities of higher-yielding state and municipal obligations were reinvested into U.S. government bonds and mortgage-backed securities having lower yields.

The decreases in tax-equivalent interest income attributable to lower loan and investment yields was partially mitigated by an 18 basis point reduction in the Company’s cost of funds. The cost of interest-bearing demand deposits, savings deposits, time deposits over $100 thousand, and other time deposits decreased 5, 8, 6, and 18 basis points, respectively, comparing the years ended December 31, 2013 and 2012. These basis point reductions resulted in a combined decrease in interest expense of $542 thousand. In addition, the Company’s borrowing costs declined 28 basis points to 5.00% in 2013 from 5.28% in 2012, which resulted in a $143 thousand decrease in interest expense.

As previously mentioned, average earning assets decreased $61.4 million, or 6.5%, from $940.4 million in 2012 to $879.0 million in 2013, which was partially offset by a $56.4 million, or 6.9%, decrease in average interest-bearing liabilities. Despite the overall increase in total loans, the loan portfolio averaged $16.5 million, or 2.5%, lower in 2013 as compared to 2012, as loan satisfactions outpaced originations in the first half of year. Average investment securities totaled $202.4 million, a decrease of $5.4 million in 2013 compared to 2012. The average balance of tax-free securities decreased $12.6 million, or 15.1%, while average taxable securities increased $7.2 million, or 5.8%, due to the repositioning of the portfolio. Average interest-bearing deposits in other banks declined $39.5 million as the Company continued to utilize available liquidity. These changes in the average balances of earning assets resulted in a combined decrease to tax-equivalent net interest income of $1.5 million.

Average interest-bearing liabilities totaled $765.7 million for the year ended December 31, 2013, a decrease of $56.4 million, or 6.9%, comparing the years ending December 31, 2013 and 2012. Specifically, average interest-bearing deposits decreased $44.1 million, or 5.9%, in 2013 as compared to 2012, while average borrowed funds decreased $12.4 million, or 17.0%. The Company experienced reductions in the average balances for all major deposit categories, except for interest-bearing demand deposits. Specifically, average savings deposits, time deposits over $100 thousand, and other time deposits decreased $1.9 million, $9.6 million and $34.8 million, respectively. Average interest-bearing demand deposits increased $2.3 million in 2013 compared to 2012. Changes in the average balances of interest-bearing liabilities resulted in a combined decrease in interest expense of $1.4 million, which almost entirely offset the negative impact from the decreases in volumes of average earning assets.

Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans outstanding at December 31, 2014, 2013 and 2012 in accordance with their original terms approximated $406 thousand, $572 thousand and $1.4 million, respectively. Interest income on impaired loans of $235 thousand, $366 thousand, and $376 thousand was recognized based on payments received in 2014, 2013 and 2012.

The following table reflects the components of net interest income for each of the three years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$625,969	$25,316	4.04%	$597,776	$25,744	4.31%	$619,151	$28,153	4.55%
Loans-tax free (4)	40,370	1,989	4.93%	38,694	2,050	5.30%	33,863	2,174	6.42%
Total loans (1)(2)	666,339	27,305	4.10%	636,470	27,794	4.37%	653,014	30,327	4.64%
Securities-taxable	179,903	4,090	2.27%	131,478	2,406	1.83%	124,253	3,248	2.61%
Securities-tax free	40,277	2,853	7.08%	70,938	5,071	7.15%	83,553	6,062	7.26%
Total Securities (1)(5)	220,180	6,943	3.15%	202,416	7,477	3.69%	207,806	9,310	4.48%
Interest-bearing deposits in other banks and federal funds sold	28,729	71	0.25%	40,067	103	0.26%	79,571	190	0.24%
Total earning assets	915,248	34,319	3.75%	878,953	35,374	4.02%	940,391	39,827	4.24%
Non-earning assets	73,713			89,749			92,341
Allowance for loan and lease losses	(13,094)			(18,613)			(20,526)
Total assets	$975,867			$950,089			$1,012,206

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$320,780	$453	0.14%	$302,258	$559	0.18%	$299,938	$699	0.23%
Savings deposits	88,678	57	0.06%	85,872	90	0.10%	87,818	161	0.18%
Time deposits over $100,000	135,871	1,048	0.77%	160,728	1,301	0.81%	170,356	1,476	0.87%
Other time deposits	132,489	1,622	1.22%	156,639	2,214	1.41%	191,462	3,048	1.59%
Total interest-bearing deposits	677,818	3,180	0.47%	705,497	4,164	0.59%	749,574	5,384	0.72%
Borrowed funds and other interest-bearing liabilities	93,694	2,967	3.17%	60,240	3,012	5.00%	72,593	3,834	5.28%
Total interest-bearing liabilities	771,512	6,147	0.80%	765,737	7,176	0.94%	822,167	9,218	1.12%
Demand deposits	134,132			130,186			128,254
Other liabilities	24,724			19,946			21,568
Shareholders' equity	45,499			34,220			40,217
Total liabilities and shareholders' equity	$975,867			$950,089			1,012,206
Net interest income/interest rate apread (6)		28,172	2.95%		28,198	3.08%		30,609	3.12%
Tax equivalent adjustment		(1,646)			(2,421)			(2,800)
Net interest income as reported		$26,526			$25,777			$27,809

Net interest margin (7)			3.08%			3.21%			3.25%

(1)	Interest income is presented on a tax-equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of average interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

The following table summarizes the effect that changes in volumes of earning assets and interest-bearing liabilities and the interest rates earned and paid on these assets and liabilities have on net interest income comparing years ended December 31, 2014 and 2013. The net change or mix component attributable to the combined impact of rate and volume changes has been allocated proportionately to the change due to volume and the change due to rate.

	For the Year Ended December 31,			December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$1,182	$(1,610)	$(428)	$(992)	$(1,417)	$(2,409)
Loans - tax free	86	(147)	(61)	286	(410)	(124)
Total loans	1,268	(1,757)	(489)	(706)	(1,827)	(2,533)
Securities - taxable	1,016	668	1,684	180	(1,022)	(842)
Securities - tax free	(2,211)	(7)	(2,218)	(928)	(63)	(991)
Total securities	(1,195)	661	(534)	(748)	(1,085)	(1,833)
Interest-bearing deposits in other banks and federal funds sold	(30)	(2)	(32)	(88)	1	(87)
Total interest income	43	(1,098)	(1,055)	(1,542)	(2,911)	(4,453)

Interest expense:
Interest-bearing demand deposits	33	(139)	(106)	5	(145)	(140)
Savings deposits	3	(36)	(33)	(4)	(67)	(71)
Time deposits over $100,000	(208)	(45)	(253)	(86)	(89)	(175)
Other time deposits	(366)	(226)	(592)	(593)	(241)	(834)
Total interest-bearing deposits	(538)	(446)	(984)	(678)	(542)	(1,220)
Borrowed funds and other interest-bearing liabilities	1,303	(1,348)	(45)	(679)	(143)	(822)
Total interest expense	765	(1,794)	(1,029)	(1,357)	(685)	(2,042)
Net Interest Income	$(722)	$696	$(26)	$(185)	$(2,226)	$(2,411)

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

2014 compared to 2013

The Company recorded a credit for loan and lease losses of $5.9 million in 2014, compared to a credit of $6.3 million in 2013.

During 2014, the Bank received a substantial legal settlement in the amount of $5.8 million resulting from judgments filed by the Bank pursuant to a large credit relationship. Of the total amount received, $3.6 million represented full recovery of previously charged-off loans, which was the primary factor leading to the credit for loan and lease losses. The remainder of the settlement represented satisfaction of all past due interest and late charges and reimbursement of all legal fees and other related expenses associated with these credits distributed as follow: 1) $1.8 million included in non-interest income for amounts recovered that were incurred in prior years; and 2) $0.4 million included as a credit to non-interest expense for amounts recovered that were incurred and paid in 2014.

In addition to this settlement, continued improvement in the Company’s asset quality metrics also factored into the release of reserves in 2014. Non-performing loans decreased $0.9 million, or 13.4%, to $5.5 million at December 31, 2014 from $6.4 million at December 31, 2013. The Company recorded net recoveries of $3.4 million for the year ended December 31, 2014, compared to $1.7 million for the same period of 2013. Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the loan portfolio and the adequacy of the ALLL considering the underlying financial performance of the borrower, collateral values and any increasing credit risks.

2013 compared to 2012

The Company recorded a credit for loan and lease losses of $6.3 million in 2013, compared to a provision of $4.1 million in 2012. The release of reserves in 2013 reflected improved asset quality metrics, reductions in historical loss factors and net recoveries on previously charged-off loans.

Non-performing loans decreased $3.3 million, or 34.3%, to $6.4 million at December 31, 2013 from $9.7 million at December 31, 2012. The Company recorded net recoveries of $1.7 million for the year ended December 31, 2013, compared to net charge-offs of $6.4 million for the same period of 2012.

Non-Interest Income:

The following table lists the components of non-interest income for the years ended December 31, 2014, 2013 and 2012:

Non-Interest Income
(in thousands)	2014	2013	2012
Deposit service charges	$2,975	$2,945	$2,985
Net gain (loss) on the sale of securities	6,640	2,887	(1,712)
Other-than-temporary-impairment loss on securities	-	-	(96)
Net gain on the sale of mortgage loans held for sale	292	362	859
Net loss on the sale of classified loans	-	(223)	-
Net loss on the sale of education loans	(13)	-	-
Net gain on the sale of other real estate owned	209	135	305
Gain on the sale of bank premises and equipment and other assets	-	579	-
Gain on branch divestiture	607	-	-
Loan-related fees	440	423	514
Income from bank-owned life insurance	650	706	692
Legal settlements	2,127	288	-
Other	993	1,181	736
Total non-interest income	$14,920	$9,283	$4,283

2014 compared to 2013

Non-interest income totaled $14.9 million in 2014, an increase of $5.6 million, or 60.7%, from $9.3 million in 2013. The increase in the Company’s non-interest income was due largely to an increase in net gains on the sale of investment securities, monies received from a legal settlement and a $0.6 million net gain recorded on the divestiture of the Company’s Monroe County branch offices. Net gains on the sale of investment securities increased $3.7 million, or 130.0%, to $6.6 million in 2014 from $2.9 million in 2013.

As previously mentioned, the Bank received a substantial legal settlement in the amount of $5.8 million resulting from judgments filed by the Bank pursuant to a large credit relationship, which was the primary factor leading to the increase in the credit for loan and lease losses. A portion of the settlement totaling $1.8 million represented satisfaction of all past due interest and late charges and reimbursement of all legal fees and other related expenses associated with these credits incurred and paid by the Bank. Any expenses incurred in 2014 were credited to the appropriate non-interest expense account in 2014. The amount of settlement related to expenses incurred in previous years is included under legal settlments in non-interest income.

The Company’s non-interest income was also impacted by increases in net gains on the sale of OREO properties, deposit service charges and loan related fees, along with decreases in net gains on the sale of mortgage loans held for sale, income from bank-owned life insurance and other income, and a $13 thousand net loss on the sale of the Company’s student loan portfolio. In addition, in 2013 the Company sold its administrative facility located in Luzerne County. This property had a net book value of $1.2 million at the time of sale and the Company recorded a gain on the sale of $579 thousand in 2013.

The sale of OREO properties in 2014 generated a net gain of $209 thousand, which was an increase of $74 thousand, or 54.8%, compared to a net gain of $135 thousand in 2013. Service charges on deposit accounts increased $30 thousand, or 1.0%, comparing the years ended December 31, 2014 and 2013. The Company completed a deposit service charge study and began implementing recommended changes to its service charge structure in 2014. In addition, in the fourth quarter of 2014 the Company transitioned its interchange transaction processor from VISA to Mastercard. Management anticipates an increase in non-interest income in 2015 related to these changes. Loan-related fees increased $17 thousand, or 4.0%, to $440 thousand in 2014 from $423 thousand in 2013, which was due primarily to additional fees from issuing letters of credit.

During 2014, the Company continued to hold 15- and 20-year mortgages in its portfolio rather than selling these loans on the secondary market as part of its asset/liability management strategy. In addition, the volume of mortgages originated was negatively impacted by new and more stringent regulations, which became effective at the beginning of 2014. Moreover, the volume of mortgage loans refinanced slowed considerably as mortgage rates have remained stable for a considerable time. As a result, net gains recorded on the sale of mortgage loans in 2014 decreased $70 thousand, or 19.3%, to $292 thousand in 2014 from $362 thousand in 2013. Comparing the years ended December 31, 2014 and 2013, income from bank-owned life insurance decreased $56 thousand, or $7.9%, while other income decreased $188 thousand, or 15.9%. A 12.2% decline in revenue generated from wealth management services was the primary factor leading to the decrease in other income.

2013 compared to 2012

Total non-interest income increased $5.0 million, or 116.7%, to $9.3 million in 2013 from $4.3 million in 2012. The increase resulted primarily from a $2.9 million net gain on the sale of investment securities in 2013 compared to a $1.7 million loss on the sale of investment securities in 2012. Also favorably impacting non-interest income in 2013 was a gain on the sale of bank premises and equipment and other assets of $579 thousand, a legal settlement of $288 thousand and an increase in other non-interest income of $445 thousand. These favorable factors were partially offset by reductions in net gains on the sale of loans held for sale and OREO of $497 thousand and $170 thousand, respectively, and a net loss of $223 thousand realized on the sale of classified loans.

In the fourth quarter of 2013, the Company sold one of its administrative centers located in Luzerne County, Pennsylvania. The property, which had a net book value of $1.2 million was sold for $1.8 million, resulting in a net gain on the sale of $579 thousand. With regard to other non-interest income, the $445 thousand, or 60.1%, increase primarily resulted from interest received from the IRS on federal income tax refunds of $312 thousand.

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

Non-Interest Expense

The following table lists the major components of non-interest expense for the years ended December 31, 2014, 2013 and 2012:

Non-Interest Expense
(in thousands)	2014	2013	2012
Salaries and employee benefits	$13,111	$13,218	$14,702
Occupancy expense	2,088	2,215	2,225
Equipment expense	1,471	1,468	1,723
Advertising expense	470	523	614
Data processing expense	2,088	2,066	2,141
Regulatory assessments	1,801	2,515	2,721
Bank shares tax	522	800	882
Expense of other real estate owned	2,569	719	2,027
(Credit) provision for off-balance sheet commitments	(94)	(246)	358
Legal expense	1,799	2,488	4,233
Professional fees	1,567	1,674	4,385
Insurance expenses	951	1,179	896
Loan collection expenses	90	482	765
Legal settlements	-	2,500	446
Other losses	2,279	123	170
Other operating expenses	2,857	3,224	3,450
Total non-interest expense	$33,569	$34,948	$41,738

2014 compared to 2013

The Company experienced a $1.4 million, or 3.9%, decrease in non-interest expense to $33.6 million in 2014 from $34.9 million in 2013. Non-interest expense was primarily impacted by reductions in regulatory assessments, legal expense, loan collection expense, insurance expense, bank shares tax and other operating expenses, partially offset by valuation adjustments to properties held in other real estate owned and other losses, which were primarily related to penalties assessed by certain regulatory agencies. Non-interest expense also benefitted from decreases in salaries and employee benefits and occupancy costs.

During the first quarter of 2014, the Company was notified by the Federal Deposit Insurance Corporation (“FDIC”) that its risk category for FDIC assessments had improved from a risk category III to a risk category II based upon the Company’s most recent regulatory examination. Due to the change in risk categories, the Company’s initial base assessment rate for deposit insurance decreased from 0.23 basis points to 0.14 basis points. The new assessment rate became effective on February 18, 2014. The changes in assessment rates resulted in a $714 thousand, or 28.4%, decrease in regulatory assessments expense included in non-interest expense.

As a result of the resolution of certain long-standing litigation, legal expense declined $689 thousand, or 27.7% to $1.8 million in 2014 from $2.5 million in 2013. Despite the decrease, the Company’s legal expense remains elevated. The Company anticipates a continued decline in future legal expenses as outstanding litigation continues to be resolved. Decreases in non-performing loans, coupled with reimbursement of certain expenses related to the settlement of judgments filed against parties to a large credit relationship, the Company’s loan collection expenses decreased $392 thousand, or 81.3%. During the second quarter of 2014, the Company’s professional liability, fidelity bond and errors and omissions insurance policies were renewed at lower rates for the upcoming insurance period. As a result, the Company experienced a $228 thousand, or 19.3% decrease in insurance expense comparing 2014 and 2013. Effective January 1, 2014, the Commonwealth of Pennsylvania enacted a reduction in the bank shares tax rate, which resulted in a decrease in bank shares tax expense of $278 thousand, or 34.8%. The $367 thousand, or 11.4%, decrease in other operating expenses resulted primarily from a 41.8% decrease in telecommunication cost associated with enhancements made by the Company to its network.

Expenses associated with other real estate owned increased $1.9 million, or 257.3%, to $2.6 million from $0.7 million for the same period of 2013. The Company recorded valuation adjustments to the cost basis of several OREO properties totaling $2.2 million. The valuation adjustments reflected the continued decline in real estate values for properties located in Monroe County, Pennsylvania. In addition, the Company adjusted the cost basis of four OREO properties to liquidation value, as these properties were approaching the five-year regulatory holding period threshold.

Included in other losses were penalites assessed by regulatory agencies regarding two separate settlements. The Company recorded a penalty in the amount of $175 thousand related to a settlement agreement it reached with the SEC. In addition, the Bank recorded a penalty assessment in the amount of $1.5 million related to a joint settlement agreement it reached with the OCC and FinCEN. These two penalties accounted for approximately 73.5% of other losses recorded in 2014. The remaining amount in other losses in 2014 related to charges incurred on the abandonment of software and losses sustained in several branch robberies, fraudulent debit card transactions and wire transfers.

Salaries and employee benefits expense decreased $107 thousand, or 0.8%, to $13.1 million in 2014 from $13.2 million in 2013. Total salary expense decreased $209 thousand, or 1.9%, due to a decline in the number of full-time equivalent employees, partially offset by increases in stock-based compensation and employee incentive compensation. At December 31, 2014, the number of full-time equivalent employees was 237 as compared to 260 at December 31, 2013. Payroll taxes and employee benefits increased $102 thousand, or 4.9%, which was due primarily to an increase in health care costs.

In 2012, the Board of Directors ratified an amendment to the defined contribution profit sharing plan to include the provisions under section 401(k) of the Internal Revenue Code (“401(k)”). The 401(k) feature of the plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. The Company may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Company discretionary matching contributions are determined each year by management. For 2014 and 2013, the Company matched 50.0% of employee salary deferrals up to 4.0% for each employee. Company matching contributions to the 401(k) Plan totaled $134 thousand and $129 thousand in 2014 and 2013, respectively.

Pursuant to the 2014 Employee Stock Grant Plan and the 2013 Employee Stock Grant Plan, the Board of Directors granted 50 shares of the Company’s common stock in both 2014 and 2013, respectively to each active full and part time employee. There were 12,850 shares at a cost per share of $6.02 granted under the 2014 Stock Grant Plan and 14,400 shares at a cost per share of $4.26 granted under the 2013 Stock Grant Plan. The total costs of these grants was $77 thousand and $61 thousand, respectively, for the years ended December 31, 2014 and 2013, which were included in salaries and employee benefits expense.

Occupancy costs decreased $127 thousand, or 5.7%, to $2.1 million in 2014 from $2.2 million in 2013. The decrease in occupancy costs reflected decreases in real estate taxes, utility costs and depreciation, which resulted primarily from the divestitures of the Monroe County branches.

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

Provision for Income Taxes

The Company recorded income tax expense of $326 thousand in 2014, which was related entirely to alternative minimum tax. The Company did not record a provision or benefit for income taxes for the years ended December 31, 2013 and 2012. In 2014, the Company recorded a $3.8 million reduction to the deferred tax valuation allowance, decreasing the valuation allowance to $30.3 million at December 31, 2014 from $34.1 million at December 31, 2013. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of termporary differences. In assessing the need for a valuation allowance, management carefully weighed both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred taxable losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. While the Company generated taxable income in 2014, it recorded taxable losses in 2013 and 2012.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013 and 2014, these amounts have been the result of significant non-recurring or non-taxable transactions, such as the credit for loan and lease losses, legal settlements and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Until such time when the Company’s cumulative results are positive, it does not believe there is sufficient positive evidence to overcome the negative evidence presented.The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained.

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset, not including unrealized holding gains and losses on available-for-sale securities, approximated $30.3 million,and $34.1 million at December 31, 2014 and 2013, respectively. Accordingly, the Company recorded a valuation allowance for the entire balance of the net deferred tax assets at December 31, 2014 and 2013. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

In 2014, management assessed and implemented tax planning strategies available to the Company in order to generate taxable income, prevent a net operating loss or tax credit carryforward from expiring unused and promote the realization of existing deferred tax assets. Theses strategies included the repositioning of the securities portfolio from tax-exempt to taxable investments through the sale of available-for-sale investment securities with fair values greater than book values and the redeployment of cash and cash equivalents into higher yielding investment options.

Sustained profitability is a driving factor used to determine when projections of future taxable income become more reliable and can again be used to assess the ability to fully realize the deferred tax asset. When the determination is made to include projections of future taxable income as a factor, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed during the subsequent year. Any adjustments required based on filed returns are recorded when identified in the subsequent year.

FINANCIAL CONDITION

Total assets decreased $33.8 million, or 3.4%, to $970.0 million, at December 31, 2014, as compared to $1.0 billion at December 31, 2013. The balance sheet contraction resulted primarily from an $89.4 million, or 10.1%, decrease in total deposits. The Company experienced strong loan demand, which resulted in a $28.9 million, or 4.6%, increase in loans, net of unearned income, net deferred costs and the allowance for loan and lease losses. Available-for-sale investment securities increased $15.1 million, or 7.4%. These outflows were the primary factors leading to the $67.9 million, or 65.56%, decline in cash and cash equivalents to $35.7 million at December 31, 2014 from $103.6 million at the end of 2013. Due to favorable rates as compared to other funding sources, the Company utilized borrowings through the FHLB of Pittsburgh as an additional source of liquidity. As a result, total borrowed funds increased $34.1 million, or 54.6%, to $96.5 million at December 31, 2014 from $62.4 million at December 31, 2013.

The Company’s capital position strengthened as evidenced by an increase in total shareholders’ equity of $17.8 million, or 53.1% . Net income of $13.4 million, coupled with a $4.2 million increase in accumulated other comprehensive income due to appreciation in the fair value of the Company’s available-for-sale securities portfolio, accounted for the majority of the capital improvement. The Company did not pay any dividends in 2014 or 2013. The Company suspended paying dividends in 2010 to comply with regulatory requirements and conserve capital.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and provides a source of interest income to increase profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investment securities at the time of purchase. The decision to purchase or sell investment securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh and FRB stocks, are carried at cost. FRB stock is included in other assets.

At December 31, 2014, the Company’s investment portfolio was comprised principally of securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial CMOs and single-maturity bonds. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2014.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at December 31, 2014, 2013 and 2012:

	December 31,
(in thousands)	2014	2013	2012
Available-for-sale
Obligations of U.S. government agencies	$29,276	$-	$1,891
Obligations of state and political subdivisions	24,509	78,054	103,501
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	26,231	3,221	9,103
Collateralized mortgage obligations - commercial	61,256	31,578	-
Residential mortgage-backed securities	74,098	89,656	69,456
Corporate debt securities	420	407	410
Negotiable certificates of deposit	2,232	-	-
Equity securities	967	951	1,000
Total securities available-for-sale	$218,989	$203,867	$185,361

Held-to-maturity
Obligations of state and political subdivisions	$-	$2,308	$2,198

Management monitors the Company’s investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. Management actions for the year ended December 31, 2014 reflected the Company’s current investment strategy designed to reduce potential credit and concentration risk within the balance sheet, manage interest rate risk by shortening the duration of the portfolio, and reduce tax-free holdings as required under tax planning initiatives. The Company currently has $52.7 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. In addition, the Company has established a full valuation allowance for its deferred tax assets. Because of this tax position, the Company does not benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, current tax planning initiatives focus on generating sustained taxable income to be able to reduce NOL carryovers and begin reversing the deferred tax asset valuation allowance.

As part of this strategy in 2014, the Company sold 110 of its available-for-sale securities including 94 tax-exempt and 5 taxable obligations of state and political subdivisions, 7 residential mortgage-backed securities, 3 U.S. government agency bonds, and 1 commercial CMO. The securities sold had an aggregate amortized cost of $105.0 million. Gross proceeds received totaled $111.2 million, with net gains of $6.3 million realized upon the sales and included in non-interest income.

During the year ended ended December 31, 2014, the Company sold its entire holdings of held-to-maturity securities comprised of four zero-coupon obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of held-to-maturity securities were $2.7 million, with net gains of $0.4 million realized upon the sale. These securities were sold as part of management’s strategy to reduce the amount of potential credit and concentration risk in the investment portfolio. Since the securities were sold for for reasons other than those permitted under GAAP, the Company is not permitted to classify securities as held-to-maturity for a period of two years from the date of the sales.

Securities purchased during the year ended December 31, 2014 totaled $123.4 million, including $18.3 million in home equity conversion mortgages of a U.S. government agency, $45.4 million of single-maturity bonds of U.S. government-sponsored agencies, $24.8 million in residential CMOs of U.S. government-sponsored agencies, $32.7 million in commercial CMOs of U.S. government-sponsored agencies and $2.2 million in negotiable certificates of deposit.

At December 31, 2014, obligations of states and political subdivisions comprised only 11.2% of the available-for-sale securities portfolio, a significant reduction compared to 38.3% at December 31, 2013. In addition, management was able to reduce the amount of potential interest rate risk in the available-for-sale portfolio as evidenced by a decrease in the weighted average duration of the available-for-sale portfolio to 4.97 years at December 31, 2014 from 6.15 years at the close of 2013.

The following table presents the maturities of available-for-sale securities, based on carrying value at December 31, 2014, and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The yields on obligations of states and political subdivisions are presented on a tax-equivalent basis using an effective tax rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	December 31, 2014
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6 - 10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$29,276	$-	$-	$-	$29,276
Yield			2.00%				2.00%
Obligations of state and political subdivisions	-	-	7,061	17,448	-	-	24,509
Yield			3.59%	7.27%			6.21%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	26,231	-	26,231
Yield					2.31%		2.31%
Collateralized mortgage obligations - commercial	-	-	-	-	61,256	-	61,256
Yield					2.34%		2.34%
Residential mortgage-backed securities	-	-	-	-	74,098	-	74,098
Yield					2.07%		2.07%
Corporate debt securities	-	-	-	420	-	-	420
Yield				0.85%			0.85%
Negotiable certificates of deposit	-	2,232	-	-	-	-	2,232
Yield		1.97%					1.97%
Equity securities	-	-	-	-	-	967	967
Yield						3.50%	3.50%
Total available-for-sale securities	$-	$2,232	$36,337	$17,868	$161,585	$967	$218,989
Weighted yield	0.00%	1.97%	2.31%	7.12%	2.21%	3.50%	2.63%

OTTI Evaluation

Management evaluates individual securities in an unrealized loss position quarterly for OTTI. As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than amortized cost, the severity of decline, any credit deterioration of the issuer, whether or not management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost.

As previously mentioned, securities issued by U.S. government or U.S. government-sponsored agencies, including single-maturity bonds, residential mortgage-backed securities, and residential and commercial CMOs, comprise the majority of the Company’s securities portfolio. Management performed a review of the fair values of all securities in an unrealized loss position as of December 31, 2014 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. At December 31, 2014, the Company held 25 securities that were in an unrealized loss position, with 12 of those securities in an unrealized loss position for more than 12 months. All but one of the securities in an unrealized loss position at December 31, 2014 were debt securities. Additionally, management considers the severity of each security’s unrealized loss position, placing greater emphasis on any security with a unrealized loss greater than 5.0% of its amortized cost. At December 31, 2014, there was one security, a corporate debt security, with an unrealized loss greater than 5.0% of its amortized cost. The security, a floating rate bond of JP Morgan Chase, had an unrealized loss of $80 thousand, or 16.0%, of its amortized cost at December 31, 2014. This bond was originally issued by Chase Manhattan Bank. JP Morgan Chase, surviving after the merger, is one of the largest banks in the world with a legacy dating back to 1799. JP Morgan Chase was considered well capitalized under regulatory capital guidelines at December 31, 2014.

The remaining 24 securities in an unrealized position at December 31, 2014 included 22 securities issued by a U.S. government or government-sponsored agency, one obligation of a state and political subdivision and one equity security. The obligations of the U.S. government or government-sponsored agencies are securities issued by GNMA, FHLMC, FNMA and the Federal Farm Credit Bank that are currently rated Aaa by Moody’s Investor Services or AA+ by Standard & Poor’s (“S&P”) and are guaranteed by the U.S. government.The one state and political subdivision obligation in an unrealized loss position at December 31, 2014 was a general-purpose debt obligation, which has an S&P credit rating of A+, is secured by the unlimited taxing power of the issuer and carries a secondary level of credit enhancement. The one equity security in an unrealized loss position at December 31, 2014, which was a mutual fund investment that qualifies the Company for credit under the Community Reinvestment Act. The mutual fund is comprised of one- to four-family residential mortgage-backed securities collateralized by properties within the Company’s geographical market. In aggregate, unrealized losses totaled $768 thousand, which represented only 0.4%, of the total amortized cost of investment securities at December 31, 2014.

To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the result of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at December 31, 2014. For more information regarding the Company’s evaluation of securities for OTTI, see Note 4- “Securities” of the notes to consolidated financial statements included in Item 8 – “Financial Statement and Supplementary Data to this Annual Report on Form 10-K.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $4.2 million and $3.5 million at December 31, 2014 and 2013, respectively. FRB stock of $1.3 million is included in Other Assets at December 31, 2014 and 2013. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at December 31, 2014.

Loans

During 2014, the Company experienced increased demand for its lending products, as new loan originations exceeded maturities and payoffs. As a result, loans, net of unearned income, net deferred loan costs and the allowance for loan losses increased $28.9 million, or 4.6%, to $658.7 million and represented 67.9% of total assets at December 31, 2014, from $629.9 million, or 62.7% of total assets, at December 31, 2013. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.

From a collateral standpoint, a majority of the Company’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $18.0 million, or 4.7%, to $405.0 million at December 31, 2014 from $387.0 million at December 31, 2013. Real estate secured loans represented 60.5% of total gross loans at December 31, 2014 and 60.2% at December 31, 2013.

Commercial and industrial loans increased $5.1 million, or 4.0%, during the year to $132.1 million at December 31, 2014 from $127.0 million at December 31, 2013. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $15.0 million, or 6.8%, to $233.5 million at December 31, 2014 from $218.5 million at December 31, 2013. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans decreased $5.5 million, or 22.8%, during the year to $18.8 million at December 31, 2014, from $24.4 million at December 31, 2013. The Company continues to monitor its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $122.8 million at December 31, 2014, an increase of $7.9 million, or 6.9%, from $114.9 million at December 31, 2013. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, as part of the Bank’s current asset/liability management strategy, fixed-rate residential mortgage loans with maturity terms of 15 years or less that are eligible for sale on the secondary market are being retained in the portfolio. Beginning January 2015, based on current liquidity levels and asset/liability strategy, the Company will begin retaining up to $10.0 million of fixed-rate residential mortgages regardless of maturity term. In addition, in January 2015, management began a campaign to promote the Company’s “WOW” residential mortgage product. This product is a non-saleable mortgage with maturity terms of 7.5, 10 and 14.5 years that offers customers an attractive interest rate, low closing cost and quicker close.

Consumer loans increased $3.5 million, or 2.9%, to $122.1 million at December 31, 2014, from $118.6 million at December 31, 2013. The increase was concentrated in the Company’s portfolio of indirect automobile loans. During the first quarter of 2014, the Company sold its education loan portfolio to a third party. This portfolio had a recorded investment of $2.6 million at the time of sale and the Company realized a loss of $13 thousand upon the sale, which is included in non-interest income in the consolidated statements of operations for the year ended December 31, 2014. This portfolio was sold due to the low outstanding loan balance as related to the current servicing costs which reduced the yield on the portfolio to an unacceptable level.

Loans to state and municipal governments increased $0.3 million, or 0.8%, to $40.2 million at December 31, 2014 from $39.9 million at December 31, 2013.

The following table summarizes loans receivable, net by category at December 31, 2014, for each of the last five years:

Loan Portfolio Detail
	December 31,
(in thousands)	2014	2013	2012	2011	2010
Residential real estate	$122,832	$114,925	$90,228	$80,056	$87,925
Commercial real estate	233,473	218,524	221,591	256,508	256,327
Construction, land acquisition and development	18,835	24,382	32,502	33,450	77,395
Commercial and industrial	132,057	127,021	109,693	174,233	197,697
Consumer	122,092	118,645	109,783	111,778	110,853
State and political subdivisions	40,205	39,875	33,978	23,496	27,739
Total loans, gross	669,494	643,372	597,775	679,521	757,936
Unearned discount	(98)	(143)	(103)	(159)	(225)
Net deferred loan fees and costs	871	668	260	516	677
Allowance for loan and lease losses	(11,520)	(14,017)	(18,536)	(20,834)	(22,575)
Loans, net	$658,747	$629,880	$579,396	$659,044	$735,813

The following schedule shows the maturity distribution and re-pricing information of the loan portfolio by major classification as of December 31, 2014.

Loan Repricing Distribution
	December 31, 2014
(in thousands)	Within One Year	One to Five Years	Over Five Years	Total
Residential real estate	$2,494	$6,885	$113,453	$122,832
Commercial real estate	16,992	37,655	178,826	233,473
Construction, land acquisition and development	9,632	2,037	7,166	18,835
Commercial and industrial	73,593	31,980	26,484	132,057
Consumer	31,561	64,695	25,836	122,092
State and political subdivisions	575	3,903	35,727	40,205
Total	$134,847	$147,155	$387,492	$669,494

Loans with predetermined interest rates	$4,948	$111,849	$145,309	$262,106
Loans with floating rates	129,899	35,306	242,183	407,388
Total	$134,847	$147,155	$387,492	$669,494

At December 31, 2014, 2013 and 2012, the Bank’s loan portfolio was concentrated in loans in the following industries.

Loan Concentrations	December 31,
	2014		2013		2012
(dollars in thousands)	Amount	% of gross loans	Amount	% of gross loans	Amount	% of gross loans
Retail space/shopping centers	$33,140	4.95%	$23,472	3.65%	$29,740	4.98%
Automobile dealers	24,194	3.61%	18,467	2.87%	10,607	1.77%
Office complexes/units	17,249	2.58%	17,924	2.79%	15,962	2.67%
Colleges and Universities	16,680	2.49%	12,671	1.97%	4,879	0.82%
Land subdivision	15,220	2.27%	15,974	2.48%	17,658	2.95%
Physicians	13,636	2.04%	13,932	2.17%	7,140	1.19%
1-4 family residential investment properties	12,764	1.91%	18,839	2.93%	9,269	1.55%

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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the Company’s analysis, loans that are modified under a troubled debt restructuring (“TDRs”), loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. The Company utilizes the fair value of collateral method for collateral-dependent loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation may be used including, current letters of intent, broker price opinions or executed agreements of sale. For non-collateral-dependent loans, the Company measures impairment based on the present value of expected future cash flows, net of any deferred fees and costs, discounted at the loan’s original effective interest rate.

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

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in the Company’s market area have appeared to stabilize. In addition, employment conditions within the Company’s market area have shown substantial improvement. The unemployment rate for the Scranton/Wilkes-Barre Pennsylvania metropolitan area decreased to 5.9% for December 2014 from 8.4% for December 2013. However, any weakening of economic and employment conditions could result in real estate devaluations and increases in loan delinquency rates, which could negatively impact asset quality and, accordingly, result in an increase in the provision for loan and lease losses.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell. For the Company’s calculations for real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, the difference between the fair value and the principal balance is charged off. For impaired loans for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following schedule reflects non-performing loans including non-performing TDRs, OREO and accruing TDRs as of December 31 for each of the last five years:

Non-performing Loans, OREO and Accruing TDRs

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans	$5,522	$6,356	$9,652	$19,913	$28,267
Loans past due 90 days or more and still accruing	-	19	57	5	99
Total non-performing loans	5,522	6,375	9,709	19,918	28,366
Other real estate owned	2,255	4,246	3,983	6,958	9,633
Total non-performing loans and OREO	$7,777	$10,621	$13,692	$26,876	$37,999

Accruing TDRs	$5,282	$3,995	$7,517	$5,680	$2,513
Non-performing loans as a percentage of gross loans	0.82%	0.99%	1.62%	2.93%	3.74%

Management continues to manage problem credits through heightened work-out efforts on non-performing loans and aggressively disposing of its holdings of foreclosed properties. The Company experienced significant further improvement in its asset quality during 2014. Total non-performing loans and OREO decreased $2.8 million, or 26.8%, to $7.8 million at December 31, 2014 from $10.6 million at December 31, 2013. The Company’s ratio of non-performing loans to total gross loans improved to 0.82% at December 31, 2014 from 0.99% at December 31, 2013, as management continued to reduce the balance of non-accrual loans. The Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 15.1% at December 31, 2014 from 31.6% at December 31, 2013. Despite the decrease, the percentage remains elevated. Management monitors nonaccrual loans, delinquency trends and economic conditions within the Company’s market area on an on-going basis in order to proactively address any potential collection-related issues.

TDRs at December 31, 2014 and 2013 were $9.0 million and $8.1 million, respectively. Accruing and non-accruing TDRs were $5.3 million and $3.7 million, respectively at December 31, 2014 and $4.0 million and $4.1 million, respectively at December 31, 2013. There were 18 loans modified as TDRs during the year ended ended December 31, 2014, with an aggregate post-modification outstanding balance of $1.3 million. In addition, two TDRs with an aggregate outstanding balance of $0.1 million that were on non-accrual status at December 31, 2013 were transferred to accruing status during the year ended December 31, 2014. New modifications during the year ended December 31, 2014 included 12 residential real estate loans, 4 commercial real estate loans and 2 consumer loans. The terms of such modifications included one or a combination of the following: extension of term, capitalization of real estate taxes or principal forbearance.

The average balance of impaired loans was $9.5 million and $13.1 million for the years ended December 31, 2014 and 2013, respectively. The Company recognized $235 thousand and $366 thousand of interest income on impaired loans for the years ended December 31, 2014 and 2013, respectively.

The following table presents the changes in non-performing loans for the years ended December 31, 2014 and 2013:

Changes in Non-performing Loans

	Year ended December 31,
(in thousands)	2014	2013
Balance, January 1	$6,375	$9,709
Loans newly placed on non-accrual	2,348	2,465
Change in loans past due 90 days or more and still accruing	(19)	(38)
Loans transferred to OREO	(13)	(255)
Loans returned to performing status	(222)	(314)
Loans charged-off	(1,289)	(1,823)
Loan payments received	(1,658)	(2,624)
Loans sold	-	(745)
Balance, December 31	$5,522	$6,375

The additional interest income that would have been earned on non-accrual and restructured loans for the years ended December 31, 2014 and 2013 had the loans been performing in accordance with their original terms approximated $406 thousand and $572 thousand, respectively.

One large commercial loan in the amount of $3.6 million comprised 65.5% of the $5.5 million in non-performing loans at December 31, 2014. A substantial portion of this loan, which is secured by commercial real estate, is guaranteed by a U.S. governmental agency.

In addition to the non-performing loans identified in the table above, the Bank had potential problem loans consisting of substandard and accruing loans in the amount of $21.3 million at December 31, 2014. The volume of potential problem loans decreased $1.2 million, or 5.3%, from $22.5 million at December 31, 2013.

In the fourth quarter of 2013, the Company sold one commercial real estate loan and five one- to four-family residential mortgage loans to a third party. The commercial real estate loan, which was an accruing TDR at the time of sale, had an outstanding recorded investment of $2.8 million. The five residential mortgage loans with an aggregate recorded investment of $745 thousand, were non-performing TDRs. The Company recognized a loss of $223 thousand upon the sale of these six loans, which was included in non-interest income in 2013. The Company did not sell any such loans in 2014.

The Company has historically participated in loans with other financial institutions, the majority of which have been loans originated by financial institutions located in the Company’s general market area. For the past ten years, the Company has participated in seven (7) commercial real estate loans with a financial institution that was headquartered in Minneapolis, Minnesota. The majority of these loans were for out of market commercial real estate projects. Two (2) projects were located in Pennsylvania, one (1) project was located in New York and the other four (4) projects were located in Florida. The Company’s original aggregate commitment for these various loans totaled approximately $34.0 million. At December 31, 2014, there was one remaining loan under this relationship, a Pennsylvania credit, with an outstanding balance of $4.0 million at December 31, 2014. This loan has a credit rating of “pass-watch” and was performing in accordance with the terms of the loan agreement at December 31, 2014.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Accruing:
30-59 days	0.30%	0.46%	0.44%
60-89 days	0.09%	0.09%	0.06%
90+ days	0.00%	0.00%	0.01%
Non-accrual	0.82%	0.99%	1.62%
Total delinquencies	1.21%	1.54%	2.13%

Total delinquencies, as a percent of gross loans, continued to improve in 2014, primarily due to rigorous collection and work-out efforts directed at non-performing loans. Delinquencies for accruing loans decreased $1.0 million to $2.6 million at December 31, 2014 from $3.6 million at December 31, 2013, primarily due to an decrease in residential and commercial real estate loans that were 30 – 89 days past due. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

The Company continues to recognize some weakness in the local real estate and job markets and the local economy in general. As previously mentioned, the unemployment rate for the Scranton-Wilkes-Barre metropolitan area, the Company’s predominant market area, improved to a seasonally adjusted rate of 5.9% for December 2014 from 8.4% for December 2013. However, unemployment in the Company’s market continues to be the highest compared to Pennsylvania’s 14 metropolitan areas and lags far behind the unemployment rate of 4.8% for the entire Commonwealth. The Company tries to mitigate these factors by emphasizing strict underwriting standards.

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

The Company’s ALLL consists of both specific and general components. At December 31, 2014, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $384 thousand, or 3.3%, of the total ALLL. A general allocation of $11.1 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.7% of the total ALLL of $11.5 million. The ratio of the ALLL to total loans at December 31, 2014 and December 31, 2013 was 1.72% and 2.18%, respectively, based on total loans of $669.5 million and $643.4 million, respectively. The decrease in the ALLL as a percentage of total loans reflects asset quality improvements and lower levels of net charge-offs as compared to previous periods, coupled with increased loan demand.

At December 31, 2014, based on its evaluation of the ALLL, management established an unallocated reserve of $45 thousand. As part of its evaluation, management applies loss rates to each loan segment. The loss rates are based on actual historical loss experience for the respective loan segment. The Company has experienced net recoveries related to its construction, land acquisition and development segment of the loan portfolio for the majority of the quarters in the twelve-quarter lookback period, which resulted in an overall negative historical loss factor for this segment. Management decided to reverse the negative provision created by the negative historical loss factor and establish an unallocated reserve. Management will continue to monitor the unallocated balance for propriety as part of its quarterly evaluation of the ALLL.

The ALLL equaled $11.5 million at December 31, 2014, a decrease of $2.5 million from $14.0 million at December 31, 2013. The Company recorded net recoveries of $3.4 million in 2014. In addition, as a result of reductions in historical loss ratios and classified loans, and recoveries of previously charged-off loans, the Company recorded a credit for loan and lease losses of $5.9 million for the year ended December 31, 2014.

The following table presents an allocation of the ALLL and percent of loans in each category for each of the last five years:

Allocation of the Allowance for Loan Losses

	December 31,
	2014		2013		2012		2011		2010
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential real estate	$1,772	18.35%	$2,287	17.86%	$1,764	15.09%	$1,823	11.78%	$2,176	11.60%
Commercial real estate	4,663	34.87%	6,017	33.97%	8,062	37.07%	11,151	37.75%	9,640	33.82%
Construction, land acquisition and development	665	2.81%	924	3.79%	2,162	5.44%	2,590	4.92%	4,170	10.21%
Commercial and industrial	2,104	19.72%	2,321	19.74%	4,167	18.35%	3,292	25.64%	4,850	26.08%
Consumer	1,673	18.24%	1,789	18.44%	1,708	18.37%	1,526	16.45%	1,173	14.63%
State and political subdivisions	598	6.01%	679	6.20%	673	5.68%	452	3.46%	566	3.66%
Unallocated	45	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	$11,520	100.00%	$14,017	100.00%	$18,536	100.00%	$20,834	100.00%	$22,575	100.00%

The following table presents an analysis of the ALLL category for each of the last five years:

Reconciliation of the ALLL

Analysis of the Allowance for Loan and Lease Losses
	For the Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Balance, January 1,	$14,017	$18,536	$20,834	$22,575	$22,458
Charge-offs:
Residential real estate	204	664	683	1,273	221
Commercial real estate	-	65	3,298	2,395	5,049
Construction, land acquisition and development	45	179	258	1,857	12,893
Commercial and industrial	217	341	3,389	416	6,883
Consumer	922	655	673	739	736
State and political subdivision	-	-	-	-	-
Total charge-offs	1,388	1,904	8,301	6,680	25,782
Recoveries of charged-off loans:
Residential real estate	90	343	35	57	32
Commercial real estate	362	879	1,035	93	152
Construction, land acquisition and development	3,538	130	265	2,188	303
Commercial and industrial	262	1,853	265	1,852	151
Consumer	508	450	338	226	220
State and political subdivision	-	-	-	-	-
Total recoveries	4,760	3,655	1,938	4,416	858
Net (recoveries) charge-offs	(3,372)	(1,751)	6,363	2,264	24,924
(Credit) provision for loan and lease losses	(5,869)	(6,270)	4,065	523	25,041
Balance, December 31	$11,520	$14,017	$18,536	$20,834	$22,575

Ratios:
Net (recoveries) charge-offs as a percentage of average loans	(0.51)%	(0.28)%	0.97%	0.31%	2.84%

Allowance for loan and lease losses as a percent of gross loans outstanding at period end	1.72%	2.18%	3.10%	3.07%	2.98%

Other Real Estate Owned

At December 31, 2014, there were 15 properties in OREO with an aggregate balance of $2.3 million, compared to 21 properties with an aggregate balance of $4.2 million at December 31, 2013. During the year ended December 31, 2014, one property with a carrying value of $13 thousand was foreclosed upon. During 2014, there were eight sales and two partial sales of properties with an aggregate carrying value of $1.6 million. The Company realized net gains on the sale of these properties of $209 thousand, which is included in non-interest income.

Due to a change in strategic purpose, the Company transferred the real property of the former Stroudsburg office from bank premises and equipment to OREO for disposition during the year ended December 31, 2014. The deposits and loans of this branch were sold to ESSA as part of the Branch Purchase Agreement. The Company retained this facility and was initially planning to use it for other bank-related purposes. This property with a carrying value of $1.7 million was written down to its appraised value less cost to sell of $0.8 million at the time of transfer. A valuation adjustment of $0.9 million, included in non-interest expense, was recorded at the time of transfer.

In the third quarter of 2013, the Company transferred three vacant lots from bank premises and equipment that were previously held for future expansion to OREO. One of the properties was subsequently sold during the year ended December 31, 2014. There was no gain or loss realized upon the sale. The Company had one of the properties located in Monroe County, Pennsylvania re-appraised during the third quarter of 2014 due to continued decline in real estate values, which resulted in a valuation adjustment of $0.3 million and is included in non-interest expense for the year ended December 31, 2014.

In addition, there were four properties that have been held in OREO for a significant amount of time and were approaching the regulatory holding period threshold of five years. In an effort to aggressively dispose of these properties, management requested independent appraisals using a liquidation value basis for each of the properties. Accordingly, the Company incurred valuation adjustments to these four properties totaling $0.7 million for the year ended December 31, 2014. One of the properties was subsequently sold in 2014, while two of the properties went under contract. The Company requested a one-year extension with the OCC for the fourth property. Total valuation adjustments to the carrying value of OREO included in non-interest expense for the year ended December 31, 2014 amounted to $2.2 million.

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

The following table presents the activity in OREO:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Balance, Janauary 1	$4,246	$3,983	$6,958
Property foreclosures	13	255	1,586
Bank premises transferred to OREO	1,749	1,819	-
Valuation adjustments	(2,200)	(223)	(1,206)
Carrying value of OREO sold	(1,553)	(1,588)	(3,355)
Balance, December 31	$2,255	$4,246	$3,983

The following table presents a distribution of OREO at December 31 for the past five years:

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Land / lots	$1,287	$3,549	$2,711	$4,293	$8,207
Commercial real estate	941	647	1,245	1,845	1,236
Residential real estate	27	50	27	820	190
Total other real estate owned	$2,255	$4,246	$3,983	$6,958	$9,633

The expenses related to maintaining OREO, including the subsequent write-downs of the properties related to declines in value since foreclosure, net of any income received, amounted to $2.6 million, $719 thousand, and $2.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Funding Sources

The Company utilizes traditional deposit products, such as demand, savings, negotiable order of withdrawal (“NOW”), money market, and time as its primary funding sources to support the earning asset base and future growth. Other sources, such as short- and long-term FHLB advances and certificates of deposit obtained through a listing service may be utilized as necessary to support the asset growth and employ asset/liability management strategies. Average interest-bearing liabilities increased by $5.8 million, or 0.8%, to $771.5 million during 2014 from $765.7 million during 2013. Interest-bearing liabilities continued to reprice downward during the year, as evidenced by a 14 basis point decrease in the cost of funds to 0.80% in 2014 from 0.94% in 2013.

Deposits

Total deposits decreased $89.4 million, or 10.1%, to $795.3 million at December 31, 2014 from $884.7 million at the end of 2013. Non-interest-bearing demand deposits decreased $33.5 million, or 21.3%, while interest-bearing deposits decreased $55.9 million, or 7.7%. The decrease in demand deposits was largely attributable to a $32.2 million decline in non-interest-bearing business checking accounts, which resulted primarily from balance fluctuations of several large commercial relationships. The decrease in interest-bearing deposits was primarily due to the expected runoff of $47.8 million in certificates of deposits that were generated through QwickRate®, a national listing service. As part of the Company’s asset/liability management strategy, management focused on replacing these higher-costing, national listing service deposits as they matured with lower-costing core-customer deposits and advances through the FHLB of Pittsburgh.

Despite the decrease comparing period-end balances, non-interest-bearing demand deposits averaged $3.9 million, or 3.0%, higher in 2014 as compared to 2013. Interest-bearing deposits averaged $677.8 million in 2014, a decrease of $27.7 million, or 3.9%, compared to $705.5 million in 2013. The decline was concentrated in time deposits, as average other time deposits with balances less than $100 thousand decreased $24.1 million, or 15.4%, to $132.5 million in 2014 from $156.6 million in 2013, while average time deposits over $100 thousand declined $24.9 million, or 15.5%, to $135.9 million in 2014 from $160.7 million in 2013. Average interest-bearing demand and savings deposits grew $18.5 million and $2.8 million, respectively, comparing 2014 and 2013. The Company was successful in continuing to reduce its funding costs as evidenced by a 12 basis point decrease in the rate paid on average interest-bearing deposits to 0.47% in 2014 from 0.59% in 2013. The decrease was driven primarily by pricing decreases from time deposits, which are sensitive to interest rate changes. The Company elected to allow higher-costing time deposits to mature and chose to be more conservative in setting rates on new deposits and renewals. The average rate paid on time deposits with balances less than $100 thousand decreased 19 basis points to 1.22%, while the rate paid on time deposits over $100 thousand decreased 4 basis points to 0.77% during 2014.

Management recognizes the importance of deposit growth as the Company’s primary funding source for its loan products and has implemented several strategies and promotions focused on growing commercial and consumer demand deposit balances. One such promotion offers customers a one-time $100 dollar cash bonus for opening a new checking account and meeting certain deposit requirements. As of December 31, 2014, 194 new checking accounts with a combined balance of $0.4 million were opened under this promotion. In addition, the Company currently offers a special escalator certificate of deposit with maturity terms of 12, 24 and 30 months. The escalator feature of the certificate allows customers a one-time option to increase the interest rate during the term should the Company increase the rate on a similar certificate offered. As of December 31, 2014, the Company generated $3.1 million in new escalator certificates.

The average amount of, and the rate paid on, the major classifications of deposits is summarized for the periods indicated in the following table:

Deposit Distribution
	For the Year Ended December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Interest-bearing deposits:
Demand	$320,780	0.14%	$302,258	0.18%	$299,938	0.23%
Savings	88,678	0.06%	85,872	0.10%	87,818	0.18%
Time	268,360	0.99%	317,367	1.11%	361,818	1.25%
Total interest-bearing deposits	677,818	0.47%	705,497	0.59%	749,574	0.72%

Non-interest-bearing deposits	134,132		130,186		128,254

Total deposits	$811,950		$835,683		$877,828

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2014 and 2013:

Maturity Distribution of Time Deposits Greater than $100,000
	December 31,
(in thousands)	2014	2013
3 months or less	$30,040	$19,163
Over 3 through 6 months	27,919	38,647
Over 6 though 12 months	32,052	42,180
Over 12 months	22,033	61,969
Total	$112,044	$161,959

Borrowings

Short-term borrowings generally represent overnight borrowing transactions through the FHLB providing for short-term funding requirements of the Company and mature within one business day of the transaction. The Company does not currently utilize short-term federal funds sold products as a funding alternative. Accordingly, the Company did not purchase any short-term Federal funds during the years ended December 31, 2014, 2013 and 2012. Short-term borrowings also include borrowings through the FRB discount window and are considered to be a contingency source of funding. Other than testing its availability for contingency funding planning purposes, the Company did not borrow from the Federal Reserve discount window during the years ended December 31, 2014, 2013 and 2012. The Company did not have any outstanding short term borrowings at December 31, 2014, 2013, or 2012.

Long-term debt is comprised of FHLB advances, subordinated debentures and junior subordinated debentures and totaled $96.5 million at December 31, 2014, an increase of $34.1 million, or 54.6%, from $62.4 million at December 31, 2013. The increase was related entirely to an increase in advances through the FHLB of Pittsburgh. FHLB advances are collateralized under a blanket pledge agreement. Previously, only the Company’s commercial real estate loans, one- to four-family mortgage loans, or mortgage-backed securities were allowed as collateral under this blanket pledge agreement. During the first quarter of 2014, the FHLB notified the Company that commercial and industrial loans that were previously restricted were now acceptable collateral under the agreement. In addition, the Company is required to purchase FHLB stock based upon the amount of advances outstanding. Due to the increase in FHLB advances, the FHLB stock required to be held by the Company increased to $2.8 million at December 31, 2014 from $2.1 million at December 31, 2013. At December 31, 2014, the Company had $200.2 million of credit with the FHLB available for borrowing purposes.

Average long-term debt increased $33.5 million, or 55.5%, to $93.7 million in 2014 from $60.2 million in 2014. The average rate paid for long-term debt in 2014 decreased 183 basis points to 3.17% from 5.00% in 2013. The decrease in rate on the long-term debt was due primarily to the maturity of higher-costing FHLB advances during 2014. In addition, of the $34.1 million increase in FHLB borrowings, $17.9 million was funded through the FHLB’s “Community Lending Program,” which offers match funding for loans originated for qualified community and economic development projects at very competitive rates that are typically 15 to 25 basis points below the FHLB’s regular published rates. The $17.9 million in advances under this program had a weighted-average cost of 0.26% and maturity terms of one and two years.

The Company had $25.0 million in unsecured, fixed-rate subordinated debentures at December 31, 2014 and 2013. The notes, which bear interest at a rate of 9.0% per annum, will be payable to noteholders annually beginning on September 1, 2015. The Company also had $10.3 million of junior subordinated debentures at December 31, 2014 and 2013. The interest rate on these debentures, resets quarterly at a spread of 1.67% above the current 3-month Libor rate. The average rate paid for junior subordinated debentures in 2014 was 1.93%, compared to 1.97% in 2013.

Under the November 24, 2010 Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”), the Company and its non-bank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or junior subordinated debentures without the prior written approval of the Reserve Bank and the Director. Accordingly, the Company was deferring interest payments on the Company’s Debentures since the last interest payment due on September 14, 2010. During 2014, the Company requested and received non-objection from the Reserve Bank to make a distribution on the junior subordinated debentures to cure the interest deferral on December 15, 2014. On December 15, 2014, the Company paid all deferred and currently payable accrued interest totaling $921 thousand. At December 31, 2014 and 2013, accrued and unpaid interest associated with the Debentures amounted to $9 thousand and $695 thousand, respectively. The Company continued to defer interest payments on the subordinated debentures in 2014. The last payment made on these instruments was the payment due on September 1, 2010. The accrued and unpaid interest associated with the subordinated debentures amounted to $9.9 million and $7.6 million at December 31, 2014 and 2013, respectively. For more information refer to Note 17, “Regulatory Matters” to these consolidated financial statements.

The maximum amount of total borrowings outstanding at any month end during the years ended December 31, 2014 and 2013 were $122.7 million and $79.8 million, respectively. For further discussion of the Company’s borrowings, see Note 11-“Borrowed Funds” in the Notes to the consolidated financial statements included in Item 8 hereof to this Annual Report on Form 10-K.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. The Company’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. The Company has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors the Company’s liquidity position and fluctuations daily so that the Company can adapt accordingly to market influences and balance sheet trends. Management also forecasts liquidity needs, performs stress tests on its liquidity levels and develops strategies to ensure adequate liquidity at all times.

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are the Company’s most liquid assets.  At December 31, 2014, cash and cash equivalents totaled $35.7 million, a decrease of $67.9 million from $103.6 million at December 31, 2013. Cash outlays for investing and financing activities used $21.5 million and $54.9 million, respectively, of cash and cash equivalents during the year ended December 31, 2014. These outflows were partially offset by net cash provided by operating activities of $8.5 million. The $21.5 million in cash used in investing activities resulted primarily from a net increase in loans to customers of $25.3 million. In addition, purchases of available-for-sale securities, net of proceeds received from sales, maturities, calls and principal reductions from securities, and FHLB of Pittsburgh stock used $3.8 million and $0.7 million in cash and cash equivalents, respectively. These outflows were partially offset by proceeds received from the sale of OREO, education loan portfolio and bank premises and equipment of $1.7 million, $2.5 million and $2.5 million, respectively. The $54.9 million used in financing activities resulted from an $88.9 million net decrease in deposits, partially offset by proceeds from FHLB advances, net of repayments, of $34.1 million.

Despite the decrease in cash and cash equivalents, management believes that the Company’s liquidity position is sufficient to meet its cash flow needs as of December 31, 2014. The decrease in total deposits anticipated deposit trends of certain large commercial customers and the runoff of certificates of deposit with above market interest rates. As previously mentioned, the majority of this runoff was concentrated in certificates of deposit obtained through a national listing service. Management, in accordance with the Company’s current asset/liability strategy, decided to replace these certificates with short-term, lower-costing advances from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh totaled $194.2 million for the year ended December 31, 2014. The Company made repayments of advances to the FHLB of Pittsburgh amounting to $160.2 million during the year ended December 31, 2014.

Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and deposits generated through the Certificate of Deposit Account Registry Service (“CDARs”) and represent the Company’s primary source of liquidity. Despite the decrease in total average deposits, average core deposits increased $6.0 million to $671.5 million in 2014 compared to $665.5 million in 2013. The increase in average core deposits resulted from increases in interest-bearing and non-interest-bearing demand deposits and savings deposits, partially offset by a reduction in retail time deposits. In addition to generating deposits, the Company has other potential sources of liquidity including the ability to borrow on credit lines established at the FHLB and access to the FRB discount window. The Company had available borrowing capacity with the FHLB of $200.2 million at December 31, 2014. In addition, the Company has the ability to solicit deposits, primarily certificates of deposit, through QwickRate®, a non-brokered marketplace for funding and investing. The Company had $39.2 million and $87.0 million in certificates originated through QwickRate® at December 31, 2014 and 2013, respectively.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

	December 31,
(in thousands)	2014	2013
Commitments to extend credit	$181,446	$155,701
Standby letters of credit	21,364	25,321

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

The following schedules present information regarding the Company’s risk-based capital at December 31, 2014, 2013, and 2012 and selected other capital ratios:

Capital Analysis
	December 31,
(in thousands)	2014	2013	2012
Company
Tier I capital:
Total tier I capital	$59,930	$46,165	$39,587
Tier II capital:
Subordinated notes	25,000	23,085	19,796
Allowable portion of allowance for loan losses	8,591	8,462	8,452
Total tier II capital	33,591	31,547	28,248
Total risk-based capital	$93,521	$77,712	$67,835

Total risk-weighted assets	$683,956	$670,894	$665,323

Total average assets (for Tier I leverage ratio)	$990,346	$980,754	$971,978

Bank
Tier I capital:
Total tier I capital	$96,816	$81,581	$69,963
Tier II capital:
Allowable portion of allowance for loan losses	8,587	8,456	8,447
Total tier II capital	8,587	8,456	8,447
Total risk-based capital	$105,403	$90,037	$78,410

Total risk-weighted assets	$683,576	$670,416	$664,914

Total average assets (for Tier I leverage ratio)	$990,407	$980,747	$971,620

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2014
Total capital (to risk-weighted assets)
Company	$93,521	13.67%	$	>54,717	>8.00%		N/A	N/A
Bank	$105,403	15.42%	$	>54,686	>8.00%	$	>68,358	>10.00%
Tier I capital (to risk-weighted assets)
Company	$59,930	8.76%	$	>27,358	>4.00%		N/A	N/A
Bank	$96,816	14.16%	$	>27,343	>4.00%	$	>41,015	>6.00%
Tier I capital (to average assets)
Company	$59,930	6.05%	$	>39,614	>4.00%		N/A	N/A
Bank	$96,816	9.78%	$	>39,616	>4.00%	$	>49,520	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2013
Total capital (to risk-weighted assets)
Company	$77,712	11.58%	$	>53,672	>8.00%		N/A	N/A
Bank	$90,037	13.43%	$	>53,633	>8.00%	$	>67,042	>10.00%
Tier I capital (to risk-weighted assets)
Company	$46,165	6.88%	$	>26,836	>4.00%		N/A	N/A
Bank	$81,581	12.17%	$	>26,817	>4.00%	$	>40,225	>6.00%
Tier I capital (to average assets)
Company	$46,165	4.71%	$	>39,230	>4.00%		N/A	N/A
Bank	$81,581	8.32%	$	>39,230	>4.00%	$	>49,038	>5.00%

In 2014, the Company’s total regulatory capital increased $15.8 million, primarily as a result of net income of $13.4 million. Also affecting total regulatory capital was an increase in the allowable portion of subordinated notes of $1.9 million. As of December 31, 2014, there were 33,515,581 common shares available for future sale or share dividends. The number of shareholders of record at December 31, 2014 was 2,187. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5 of this report. Refer to Note 17, “Regulatory Matters,” to the Notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our capital requirements and dividend limitations. As a result of the Order, the Bank is required to achieve a total risk-based capital ratio of 13.00% and Tier I capital to average assets ratio of 9.00% by November 30, 2010. As of December 31, 2014, the Bank had achieved both ratios. Furthermore, pursuant to the Order and the Agreement, the Bank and the Company continue to be prohibited from declaring or paying any dividends without prior regulatory approval.

As previously mentioned, on September 8, 2014, the Company requested for approval to receive a $1.0 million capital distribution from the Bank, and to make a distribution on the junior subordinated debentures to cure the interest deferral. The Company received approval from the Reserve Bank in November 2014 and on December 15, 2014, the Company paid all deferred and currently payable accrued interest totaling $921 thousand. The Company subsequently requested and received approval from the Reserve Bank to pay the first quarter 2015 interest payment. The Company intends to pay this interest payment of $50 thousand, which is due on March 15, 2015.

Additionally, the Company has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2014 and 2013.

During 1999, the Company implemented a Dividend Reinvestment Plan (“DRIP”) which permits participants to automatically reinvest cash dividends on all of their shares and to make voluntary cash contributions under terms of the plan. Under the DRIP, participants purchase, at a 10% discount to the 10-day trading average, common shares that are either newly-issued by the Company or acquired by the plan administrator in the open market or privately. The Company’s operation of the DRIP Plan was suspended in 2011. Accordingly, there was no new capital issued under the DRIP in 2014 and 2013.

The Board of Directors (the “Board”) on February 26, 2010 voted to suspend payment of the Company’s quarterly dividend in an effort to conserve capital.   Additionally, as a result of the Order and the Agreement, the Company is prohibited from paying dividends without the prior approval of the OCC and the Reserve Bank.

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

For the year ended December 31, 2014, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of the Company’s off-balance sheet arrangements, refer to Note 15, “Commitments, Contingencies, and Concentrations” to the notes to the consolidated financial statements included in Item 8 hereof to this Annual Report on Form 10-K.

The following table details the Company’s commercial commitments summarized by expiration at December 31, 2014.

Commitment Expirations by Period
(in thousands)	Total Amounts Commited	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Commitments to extend credit	$181,446	$146,903	$9,606	$3,583	$21,354
Standby letters of credit	21,364	21,205	55	-	104
Total	$202,810	$168,108	$9,661	$3,583	$21,458

In order to provide for probable losses inherent in these instruments, the Company recorded reserves for unfunded commitments of $416 thousand and $511 thousand at December 31, 2014 and 2013, respectively, which were included in other liabilities on the consolidated statements of financial condition.

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

Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2014. Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

Contractual Obligations and Commercial Commitments
	Payments Due by Period
(in thousands)	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$61,194	$29,000	$20,435	$11,759	$-
Subordinated debentures	25,000	5,000	10,000	10,000	-
Junior subordinated debt	10,310	-	-	-	10,310
Operating lease obligations	2,141	658	703	393	387
Total contractual cash obligations	$98,645	$34,658	$31,138	$22,152	$10,697

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Asset and Liability Management

The Company manages these objectives through its Asset and Liability Management Committee (“ALCO”) and its Rate and Liquidity and Investment Committees, which consist of certain members of senior management and certain members of the finance department. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  The major objectives of ALCO are to:

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

•	Asset and liability levels using December 31, 2014 as a starting point;
•	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
•	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of a 200 basis point upward and a 100 basis point downward movement in interest rates on net interest income and the change in economic value.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2014 levels.

			Policy
	Rates + 200	Rates -100	Limits
Earnings at risk:
Percent change in net interest income	0.9%	(0.4)%	(10.0)%/(5.0)%

Economic value at risk:
Percent change in economic value of equity	(6.8)%	(7.5)%	(20.0)%/(10.0)%

Under the model, the Company’s net interest income is expected to increase 0.9%, while the Company’s economic value of equity is expected to decrease 6.8%, under a 200 basis point upward movement in interest rates. The anticipated increase in net interest income reflects the composition of the Company’s loan portfolio, which is comprised of a significant balance of variable-rate loans, which will re-price immediately or in the near term. In comparison, results for a similar model for the year ended December 31, 2013 simulated a 3.9% increase in net interest income under a 200 basis point upward movement in interest rates.

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

As previously mentioned, as part of its ongoing monitoring, ALCO has been enhanced to require periodic back testing of modeling results, which involves after-the-fact comparisons of projections with the Company’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2014 with tax-equivelent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended December 31, 2014 was $71 thousand or 0.98%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of
First National Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania
March 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As explained in Note 17, the Company’s subsidiary bank (the “Bank”) is under a Consent Order from the Office of the Comptroller of the Currency whereby the Bank is required to achieve and maintain certain minimum regulatory capital ratios.

/s/ McGladrey, LLP

New Haven, Connecticut

March 24, 2014

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$22,657	$19,295
Interest-bearing deposits in other banks	13,010	84,261
Total cash and cash equivalents	35,667	103,556
Securities available for sale, at fair value	218,989	203,867
Securities held to maturity, at amortized cost (fair value $0 and $2,424)	-	2,308
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,803	2,146
Loans held for sale	603	820
Loans, net of allowance for loan and lease losses of $11,520 and $14,017	658,747	629,880
Bank premises and equipment, net	11,003	15,363
Accrued interest receivable	2,075	2,191
Intangible assets	302	467
Bank-owned life insurance	28,817	28,167
Other real estate owned	2,255	4,246
Other assets	8,768	10,797
Total assets	$970,029	$1,003,808

Liabilities
Deposits:
Demand (non-interest-bearing)	$124,064	$157,550
Interest-bearing	671,272	727,148
Total deposits	795,336	884,698
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	61,194	27,123
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	96,504	62,433
Accrued interest payable	10,262	8,732
Other liabilities	16,529	14,367
Total liabilities	918,631	970,230

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2014 and December 31, 2013
Issued and outstanding: 0 shares at December 31, 2014 and December 31, 2013	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2014 and December 31, 2013
Issued and outstanding: 16,484,419 shares at December 31, 2014 and 16,471,569 shares at December 31, 2013	20,605	20,589
Additional paid-in capital	61,781	61,627
Accumulated deficit	(32,126)	(45,546)
Accumulated other comprehensive income (loss)	1,138	(3,092)
Total shareholders' equity	51,398	33,578
Total liabilities and shareholders’ equity	$970,029	$1,003,808

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except share data)	2014	2013	2012
Interest income
Interest and fees on loans	$26,629	$27,097	$29,588
Interest and dividends on securities
U.S. government agencies	3,494	1,859	1,352
State and political subdivisions, tax-free	1,883	3,347	4,001
State and political subdivisions, taxable	324	393	412
Other securities	272	154	1,484
Total interest and dividends on securities	5,973	5,753	7,249
Interest on interest-bearing deposits in other banks	71	103	190
Total interest income	32,673	32,953	37,027
Interest expense
Interest on deposits	3,180	4,164	5,384
Interest on borrowed funds
Interest on Federal Home Loan Bank of Pittsburgh advances	450	527	1,322
Interest on subordinated debentures	2,281	2,281	2,288
Interest on junior subordinated debentures	236	204	224
Total interest on borrowed funds	2,967	3,012	3,834
Total interest expense	6,147	7,176	9,218
Net interest income before (credit) provision for loan and lease losses	26,526	25,777	27,809
(Credit) provision for loan and lease losses	(5,869)	(6,270)	4,065
Net interest income after (credit) provision for loan and lease losses	32,395	32,047	23,744
Non-interest income
Deposit service charges	2,975	2,945	2,985
Net gain (loss) on the sale of securities	6,640	2,887	(1,712)
Gross other-than-temporary-impairment (losses) gains	-	-	(96)
Portion of gain recognized in OCI before taxes	-	-	-
Other-than-temporary-impairment losses recognized in earnings	-	-	(96)
Net gain on the sale of loans held for sale	292	362	859
Net loss on the sale of classified loans	-	(223)	-
Net loss on the sale of education loans	(13)	-	-
Net gain on the sale of other real estate owned	209	135	305
Gain on the sale of bank premises and equipment and other assets	-	579	-
Gain on branch divestitures	607	-	-
Loan-related fees	440	423	514
Income from bank-owned life insurance	650	706	692
Legal settlements	2,127	288	-
Other	993	1,181	736
Total non-interest income	14,920	9,283	4,283
Non-interest expense
Salaries and employee benefits	13,111	13,218	14,702
Occupancy expense	2,088	2,215	2,225
Equipment expense	1,471	1,468	1,723
Advertising expense	470	523	614
Data processing expense	2,088	2,066	2,141
Regulatory assessments	1,801	2,515	2,721
Bank shares tax	522	800	882
Expense of other real estate owned	2,569	719	2,027
(Credit) provision for off-balance sheet commitments	(94)	(246)	358
Legal expense	1,799	2,488	4,233
Professional fees	1,567	1,674	4,385
Insurance expenses	951	1,179	896
Loan collection expenses	90	482	765
Legal settlements	-	2,500	446
Other losses	2,279	123	170
Other operating expenses	2,857	3,224	3,450
Total non-interest expense	33,569	34,948	41,738
Income (loss) before income taxes	13,746	6,382	(13,711)
Provision for income taxes	326	-	-
Net income (loss)	$13,420	$6,382	$(13,711)

Earnings (loss) per share
Basic	$0.81	$0.39	$(0.83)
Diluted	$0.81	$0.39	$(0.83)

Cash Dividends Declared Per Common Share	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,472,660	16,458,353	16,442,160
Diluted	16,472,871	16,458,353	16,442,160

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Net income (loss)	$13,420	$6,382	$(13,711)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	12,682	(11,946)	14,351
Taxes	(4,312)	4,061	(4,880)
Net of tax amount	8,370	(7,885)	9,471

Reclassification adjustment for (gains) losses included in net income (loss)	(6,272)	(2,887)	1,808
Taxes	2,132	982	(614)
Net of tax amount	(4,140)	(1,905)	1,194

Total other comprehensive income (loss)	4,230	(9,790)	10,665

Comprehensive income (loss)	$17,650	$(3,408)	$(3,046)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Deficit	(Loss) Income	Equity
Balances, December 31, 2011	16,442,119	$20,552	$61,557	$(38,217)	$(3,967)	$39,925
Net loss for the year	-	-	-	(13,711)	-	(13,711)
Stock-based compensation	15,050	19	27	0	-	46
Other comprehensive income, net of tax of $5,494	-	-	-	-	10,665	10,665
Balances, December 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the year	-	-	-	6,382	-	6,382
Stock-based compensation	14,400	18	43	-	-	61
Other comprehensive loss, net of tax of $5,043	-	-	-	-	(9,790)	(9,790)
Balances, December 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the year	-	-	-	13,420	-	13,420
Stock-based compensation	12,850	16	61	-	-	77
Restricted stock awards	-	-	93	-	-	93
Other comprehensive income, net of tax of $2,180	-	-	-	-	4,230	4,230
Balances, December 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Operating activities:
Net income (loss)	$13,420	$6,382	$(13,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities amortization (accretion), net	1,356	487	(1,628)
Equity in trust	(6)	(6)	(7)
Depreciation and amortization	1,470	1,265	1,249
(Credit) provision for loan and lease losses	(5,869)	(6,270)	4,065
Valuation adjustment for off-balance sheet commitments	(94)	(246)	358
Stock-based compensation expense	170	61	46
(Gain) loss on the sale of available-for-sale securities	(6,272)	(2,887)	1,712
Gain on the sale of held-to-maturity securities	(368)	-	-
Other-than-temporary-impairment loss	-	-	96
Gain on the sale of loans held for sale	(292)	(362)	(859)
Loss on the sale of classified loans	-	223	-
Loss on the sale of education loans	13	-	-
Gain on branch divestitures	(607)	-	-
Loss (gain) on the disposition of bank premises and equipment and other assets	232	(579)	142
Net gain on the sale of other real estate owned	(209)	(135)	(305)
Valuation adjustment for other real estate owned	2,200	223	1,206
Income from bank-owned life insurance	(650)	(706)	(692)
Proceeds from the sale of loans held for sale	8,555	12,944	27,017
Funds used to originate loans held for sale	(8,046)	(11,787)	(27,679)
Decrease in interest receivable	116	8	353
Decrease (increase) in refundable federal income taxes	-	11,592	(25)
Decrease (increase) in prepaid expenses and other assets	169	4,209	(4,520)
Increase in interest payable	1,530	2,305	2,126
Increase in accrued expenses and other liabilities	1,694	1,713	12
Total adjustments	(4,908)	12,052	2,667
Net cash provided by (used in) operating activities	8,512	18,434	(11,044)

Cash flows from investing activities:
Maturities, calls and principal payments of investment securities available for sale	8,331	14,596	33,170
Proceeds from the sale of securities available for sale	111,243	53,787	46,099
Proceeds from the sale of held-to-maturity securities	2,686	-	-
Purchases of securities available for sale	(123,380)	(99,432)	(63,279)
Purchase of Federal Reserve Bank Stock	-	-	(90)
Payment of liability for securities purchased not settled	-	-	(5,120)
(Purchase) redemption of the stock of the Federal Home Loan Bank of Pittsburgh	(657)	3,811	2,442
Net (increase) decrease in loans to customers	(25,321)	(47,490)	67,743
Proceeds from the sale of classified loans	-	3,275	6,836
Proceeds from the sale of education loans	2,537	-	-
Proceeds from the sale of other real estate owned	1,737	1,668	3,660
Purchases of bank premises and equipment	(1,217)	(810)	(1,601)
Proceeds from the sale of bank premises and equipment	2,505	1,831	-
Net cash (used in) provided by investing activities	(21,536)	(68,764)	89,860

Cash flows from financing activities:
Net (decrease) increase in deposits	(88,936)	30,085	(102,523)
Proceeds from Federal Home Loan Bank of Pittsburgh advances	194,235	32,250	-
Repayment of Federal Home Loan Bank of Pittsburgh advances	(160,164)	(23,720)	(29,668)
Net cash (used in) provided by financing activities	(54,865)	38,615	(132,191)
Net decrease in cash and cash equivalents	(67,889)	(11,715)	(53,375)
Cash and cash equivalents at beginning of year	103,556	115,271	168,646
Cash and cash equivalents at end of year	$35,667	$103,556	$115,271

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$4,617	$4,871	$7,092
Income taxes	308	(11,592)	-
Other transactions:
Principal balance of loans transferred to other real estate owned	13	255	1,586
Transfer of bank premises and equipment to other real estate owned	1,749	1,819	-
Change in deferred gain on sale of other real estate owned	26	55	-

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

The Bank provides customary retail services to individuals and businesses through its nineteen banking locations located in northeastern Pennsylvania.

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

On a quarterly basis, the Company evaluates each of its investment securities classified as held-to-maturity or available-for-sale for other-than-temporary impairment (“OTTI”). An individual security is considered impaired when its current fair value is less than its amortized cost basis. As part of the OTTI evaluation, management considers the following factors in determining whether the security’s impairment is other than temporary:

•	The length of time and extent of the impairment;
•	The causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
•	Adverse industry or geographic conditons;
•	Historical implied volatility;
•	Payment structure of the security and whether or not Company expects to receive all contractual cash flows;
•	Failure of the issuer to make contractual interest or principal payments in the past;
•	Changes in the security’s rating; and
•	Recoveries or additional declines in the security’s fair value subsequent to the balance sheet date

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

For equity securities, the Company evaluates whether or not the unrealized loss is expected to recovered based on evidence to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the amortized cost basis will not be recovered, taking into consideration the estimated recovery period and ability of the Company to hold the security until recovery, the entire difference between the security’s cost basis and its fair value is recognized in earnings at the balance sheet date.

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

Allowance for Loan and Lease Losses

Management continually evaluates the credit quality of the Company’s loan portfolio, and performs a formal review of the adequacy of the allowance for loan and lease losses (“ALLL”) on a quarterly basis. Management establishes the ALLL through provisions for loan and lease losses charged to earnings and maintains the ALLL at a level it considers adequate to absorb probable losses inherent in the loan portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectable are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL.

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

The ALLL consists of three components, a specific component, a general component, and an unallocated component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. As previously mentioned, loans relationships with an aggregate balance greater than $100 thousand that are rated substandard and on nonaccrual status are included in impaired loans. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Mortgage Banking Activities

Mortgage loans originated by the Bank and intended for sale are carried at the lower of aggregate cost or fair value determined on an individual loan basis. Net unrealized losses are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan. Net gains on the sale of residential mortgage loans for the years ended December 31, 2014, 2013 and 2012 were $292 thousand, $362 thousand and $859 thousand, respectively. Loans held for sale are generally sold with loan servicing rights retained by the Company. At December 31, 2014 and 2013, loans held for sale amounted to $603 thousand and $820 thousand, respectively.

Servicing

Servicing assets are reported in other assets and amortized in proportion to and over the period during which estimated servicing income will be received. Servicing of loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded when earned and represents servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (put presumptively beyond the reach of the transferor and its creditors) even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized.

The Company files a consolidated Federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with the Company as if it would have filed on a separate return basis.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2014 and 2013.

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

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of the Company. The Company purchased the insurance as a future source of funding for the Company’s liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income, and are not subject to income taxes. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $97 thousand and $94 thousand at December 31, 2014 and 2013, respectively, and is reflected in “Other Liabilities” on the consolidated statements of financial condition.

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

Comprehensive Income (Loss)

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. Accordingly, the Company will adopt this guidance on January 1, 2017 and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” will alleviate uncertainty for preparers, auditors and regulators because auditors and regulators will no longer be required to evaluate whether a preparer presented an unusual and/or infrequent item appropriately. Although ASU 2015-01 eliminates the concept of extraordinary items, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature or infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of this guidance is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no impact on the Company’s results of operations.

Note 3. RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2014 and 2013 was $1.4 million for both years, which was satisfied through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

In addition, the Bank maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2014 and 2013, the amount of these balances was $306 thousand and $379 thousand, respectively.

Note 4. SECURITIES

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent.  The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available-for-sale and held-to-maturity securities at December 31, 2014 and 2013:

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$29,246	$77	$47	$29,276
Obligations of state and political subdivisions	23,132	1,380	3	24,509
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	26,129	103	1	26,231
Collateralized mortgage obligations - commercial	61,017	492	253	61,256
Residential mortgage-backed securities	73,998	441	341	74,098
Corporate debt securities	500	-	80	420
Negotiable certificates of deposit	2,232	-	-	2,232
Equity securities	1,010	-	43	967
Total available-for-sale securities	$217,264	$2,493	$768	$218,989

Held-to-maturity:
Obligations of state and political subdivisions	$-	$-	$-	$-

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$-	$-	$-	$-
Obligations of state and political subdivisions	79,488	1,422	2,856	78,054
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	3,190	46	15	3,221
Collateralized mortgage obligations - commercial	32,716	-	1,138	31,578
Residential mortgage-backed securities	91,648	98	2,090	89,656
Corporate debt securities	500	-	93	407
Negotiable certificates of deposit	-	-	-	-
Equity securities	1,010	-	59	951
Total available-for-sale securities	$208,552	$1,566	$6,251	$203,867

Held-to-maturity:
Obligations of state and political subdivisions	$2,308	$116	$-	$2,424

Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2014. There were two security issuers, St. Clair County, IL School District and the Commonwealth of Massachusetts, whose aggregate carrying values of $4.1 million and $3.8 million, respectively, exceeded 10.0% of shareholders’ equity at December 31, 2013.

The following table presents the amortized cost and approximate fair value of the Company’s available-for-sale debt securities at December 31, 2014 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2014
	Available-for-Sale
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$-	$-
One year through five years	2,232	2,232
After five years through ten years	36,049	36,337
After ten years	16,829	17,868
Collateralized mortgage obligations	87,146	87,487
Residential mortgage-backed securities	73,998	74,098
Total	$216,254	$218,022

The following table presents the gross proceeds received and gross realized gains and losses on sales of available-for-sale and held-to-maturity securities for each of the three years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Available-for-sale:
Gross proceeds received	$111,243	$53,787	$46,099
Gross realized gains	6,272	3,295	1,353
Gross realized losses	-	(408)	(3,065)

Held-to-maturity:
Gross proceeds received	$2,686	$-	$-
Gross realized gains	368	-	-
Gross realized losses	-	-	-

The Company sold its entire portfolio of held-to-maturity securities consisting of four obligations of states and political subdivisions with an aggregate amortized cost of $2.3 million during the year ended December 31, 2014. The four securities were tax-exempt, zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit and concentration risk in the investment portfolio. Since the securities were sold for reasons other than those permitted under GAAP, the Company is not permitted to classify securities as held-to-maturity for a period of two years from the date of the sales.

The following tables present the number of, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	December 31, 2014
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligantions of U.S. government agencies	2	$9,513	$47	-	$-	$-	2	$9,513	$47
Obligations of state and policitical subdivisions	-	-	-	1	254	3	1	254	3
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	1	653	1	-	-	-	1	653	1
Collateralized mortgage obligations - commercial	7	32,513	105	3	8,693	148	10	41,206	253
Residential mortgage-backed securities	3	16,659	56	6	37,619	285	9	54,278	341
Corporate debt securities	-	-	-	1	420	80	1	420	80
Negotiable certificates of deposit	-	- -	-	-	-	-	-	-	-
Equity securities	-	-	-	1	957	43	1	957	43
Total	13	$59,338	$209	12	$47,943	$559	25	$107,281	$768

	December 31, 2013
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	58	33,835	1,837	18	4,756	1,019	76	38,591	2,856
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	105	1	1	833	14	3	938	15
Collateralized mortgage obligations - commercial	9	31,578	1,138	-	-	-	9	31,578	1,138
Residential mortgage-backed securities	13	79,046	1,961	2	7,506	129	15	86,552	2,090
Corporate debt securities	-	-	-	1	407	93	1	407	93
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity Securities	-	-	-	1	941	59	1	941	59
Total	82	$144,564	$4,937	23	$14,443	$1,314	105	$159,007	$6,251

Management evaluates individual securities in an unrealized loss position quarterly for OTTI. As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than amortized cost, the severity of decline, any credit deterioration of the issuer, whether or not management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost.

As previously mentioned, securities issued by U.S. government or U.S. government-sponsored agencies, including single-maturity bonds, residential mortgage-backed securities, and residential and commercial CMOs, comprise the majority of the Company’s securities portfolio. Management performed a review of the fair values of all securities in an unrealized loss position as of December 31, 2014 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. At December 31, 2014, the Company held 25 securities that were in an unrealized loss position, with 12 of those securities in an unrealized loss position for more than 12 months. All but one of the securities in an unrealized loss position at December 31, 2014 were debt securities. Additionally, management considers the severity of each security’s unrealized loss position, placing greater emphasis on any security with a unrealized loss greater than 5.0% of its amortized cost. At December 31, 2014, there was one security, a corporate debt security, with an unrealized loss greater than 5.0% of its amortized cost. The security, a floating rate bond of JP Morgan Chase, had an unrealized loss of $80 thousand, or 16.0%, of its amortized cost at December 31, 2014. This bond was originally issued by Chase Manhattan Bank. JP Morgan Chase, surviving after the merger, is one of the largest banks in the world with a legacy dating back to 1799. JP Morgan Chase was considered well capitalized under regulatory capital guidelines at December 31, 2014.

The remaining 24 securities in an unrealized position at December 31, 2014 included 22 securities issued by a U.S. government or government-sponsored agency, one obligation of a state and political subdivision and one equity security. The obligations of the U.S. government or government-sponsored agencies are securities issued by GNMA, FHLMC, FNMA and the Federal Farm Credit Bank that are currently rated Aaa by Moody’s Investor Services or AA+ by Standard & Poor’s (“S&P”) and are guaranteed by the U.S. government.The one state and political subdivision obligation in an unrealized loss position at December 31, 2014 was a general-purpose debt obligation, which has an S&P credit rating of A+, is secured by the unlimited taxing power of the issuer and carries a secondary level of credit enhancement. The one equity security in an unrealized loss position at December 31, 2014, which was a mutual fund investment that qualifies the Company for credit under the Community Reinvestment Act. The mutual fund is comprised of one- to four-family residential mortgage-backed securities collateralized by properties within the Company’s geographical market. In aggregate, unrealized losses totaled $768 thousand, which represented only 0.4%, of the total amortized cost of investment securities at December 31, 2014.

To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the result of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at December 31, 2014. For more information regarding the Company’s evaluation of securities for OTTI, see Note 4- “Securities” of the notes to consolidated financial statements included in Item 8 – “Financial Statement and Supplementary Data to this Annual Report on Form 10-K.

Investments in FHLB of Pittsburgh and FRB stock, which have limited marketability, are carried at cost and totaled $4.2 million and $3.5 million at December 31, 2014 and 2013, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh and the FRB of Philadelphia during 2014.

Note 5. LOANS

The following table summarizes loans receivable, net by category at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Residential real estate	$122,832	$114,925
Commercial real estate	233,473	218,524
Construction, land acquisition and development	18,835	24,382
Commercial and industrial	132,057	127,021
Consumer	122,092	118,645
State and political subdivisions	40,205	39,875
Total loans, gross	669,494	643,372
Unearned income	(98)	(143)
Net deferred loan fees and costs	871	668
Allowance for loan and lease losses	(11,520)	(14,017)
Loans, net	$658,747	$629,880

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors. These loans, letters of credit and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than normal risk of collectability. For more information about related party transactions, refer to Note 14 to these consolidated financial statements.

For information about credit concentrations within the Company’s loan portfolio, refer to Note 15 to these consolidated financial statements.

The Company originates one- to four-family mortgage loans for sale in the secondary market. During the years ended December 31, 2014, 2013 and 2012, the Company sold $8.3 million, $12.6 million and $26.2 million of one- to four-family mortgages, respectively. The Company retains servicing rights on these mortgages.

The Company had $603 thousand and $820 thousand in loans held-for-sale at December 31, 2014 and 2013, respectively. All loans held for sale are one- to four-family residential mortgage loans.

The Company sold all of its education loans, which are categorized as consumer loans, to a third party during the year ended December 31, 2014. The education loans had a recorded investment of $2.6 million at the time of sale. The Company recognized a loss of $13 thousand upon the sale of these loans which is included in non-interest income for the year ended December 31, 2014.

The Company sold one performing classified commercial real estate loan and five non-performing classified one- to four-family residential mortgage loans during the year ended December 31, 2013. The loans had an aggregate recorded investment of $3.5 million at the time of sale, after charge-offs recorded. There was a loss of $223 thousand recognized upon the sale of these loans which was included in non-interest income in 2013. The Company did not sell any performing or non-performing classified loans in 2014.

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

The Company provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

(1)	Specific allowances are established for impaired loans, which are defined by the Company as all loan relationships with an aggregate outstanding balance greater than $100 thousand that are rated substandard and on non-accrual status, rated doubtful or loss, and all troubled debt restructured loans (“TDRs”). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If the Company determines that collection of the impairment amount is remote, the Company will record a charge-off.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The Company divides its portfolio into loan segments for loans exhibiting similar characteristics. Loans rated special mention or substandard and accruing, which are embedded in these loan segments, are then separated from these loan segments. These loans are then subject to an analysis placing increased emphasis on the credit risk associated with these specific loans. The Company applies an estimated loss rate to each loan segment. The loss rates applied are based on the Company’s own historical loss experience based on the loss rate for each segment of loans with similar risk characteristics in its portfolio. In addition, management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical experience, which are discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s operating results or financial condition.

Management makes adjustments for loan losses based on its evaluation of several qualitative and environmental factors, including but not limited to:

•	Changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the Company’s loan portfolio;
•	Changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	Changes in the experience, ability and depth of the Company’s lending management and staff;
•	Changes in the quality of the Company's loan review system and the degree of oversight by the Company’s Board of Directors;
•	Changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company's current loan portfolio; and
•	Analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

At December 31, 2014, management, based on its evaluation of the ALLL, established an unallocated reserve of $45 thousand. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment which are based on historical loss experience for that segment. The Company has experienced net recoveries related to its construction, land acquisition and development segment of the loan portfolio for the majority of the quarters over the previous three years, which resulted an overall negative historical loss factor, and consequently a negative provision of $45 thousand for this particular loan segment at December 31, 2014. Based on the higher risk characteristics inherent in this segment of the portfolio, management reversed the negative provision and established the unallocated reserve.

The following table summarizes the activity in the ALLL by loan category for the years ended December 31, 2014, 2013 and 2012:

Allowance for Loan and Lease Losses by Loan Category
December 31, 2014
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:

Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$-	$14,017
Charge-offs	(204)	-	(45)	(217)	(922)	-	-	(1,388)
Recoveries	90	362	3,538	262	508	-	-	4,760
Provisions (credits)	(401)	(1,716)	(3,752)	(262)	298	(81)	45	(5,869)
Ending balance, December 31, 2014	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520

Ending balance, December 31, 2014:
Individually evaluated for impairment	$51	$331	$1	$-	$1	$-	$-	$384

Ending balance, December 31, 2014:
Collectively evaluated for impairment	$1,721	$4,332	$664	$2,104	$1,672	$598	$45	$11,136

Loans receivable:

Ending balance, December 31, 2014	$122,832	$233,473	$18,835	$132,057	$122,092	$40,205	$-	$669,494

Ending balance, December 31, 2014:
Individually evaluated for impairment	$2,487	$6,660	$256	$32	$361	$-	$-	$9,796

Ending balance, December 31, 2014:
Collectively evaluated for impairment	$120,345	$226,813	$18,579	$132,025	$121,731	$40,205	$-	$659,698

Allowance for Loan and Lease Losses by Loan Category
December 31, 2013
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536
Charge-offs	(664)	(65)	(179)	(341)	(655)	-	(1,904)
Recoveries	343	879	130	1,853	450	-	3,655
Provisions (credits)	844	(2,859)	(1,189)	(3,358)	286	6	(6,270)
Ending balance, December 31, 2013	$2,287	$6,017	$924	$2,321	$1,789	$679	$14,017

Ending balance, December 31, 2013:
Individually evaluated for impairment	$12	$296	$1	$-	$1	$-	$310

Ending balance, December 31, 2013:
Collectively evaluated for impairment	$2,275	$5,721	$923	$2,321	$1,788	$679	$13,707

Loans receivable:

Ending balance, December 31, 2013	$114,925	$218,524	$24,382	$127,021	$118,645	$39,875	$643,372

Ending balance, December 31, 2013:
Individually evaluated for impairment	$1,985	$6,626	$306	$-	$316	$-	$9,233

Ending balance, December 31, 2013:
Collectively evaluated for impairment	$112,940	$211,898	$24,076	$127,021	$118,329	$39,875	$634,139

Allowance for Loan and Lease Losses by Loan Category
December 31, 2012
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Allowance for loan losses:

Beginning balance, January 1, 2012	$1,823	$11,151	$2,590	$3,292	$1,526	$452	$20,834
Charge-offs	(683)	(3,298)	(258)	(3,389)	(673)	-	(8,301)
Recoveries	35	1,035	265	265	338	-	1,938
Provisions (credits)	589	(826)	(435)	3,999	517	221	4,065
Ending balance, December 31, 2012	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$18,536

Ending balance, December 31, 2012:
Individually evaluated for impairment	$40	$268	$2	$-	$-	$-	$310

Ending balance, December 31, 2012:
Collectively evaluated for impairment	$1,724	$7,794	$2,160	$4,167	$1,708	$673	$18,226

Loans receivable:

Ending balance, December 31, 2012	$90,228	$221,591	$32,502	$109,693	$109,783	$33,978	$597,775

Ending balance, December 31, 2012:
Individually evaluated for impairment	$2,773	$11,459	$993	$-	$-	$-	$15,225

Ending balance, December 31, 2012:
Collectively evaluated for impairment	$87,455	$210,132	$31,509	$109,693	$109,783	$33,978	$582,550

Credit Quality Indicators – Commercial Loans

Management continuously monitors the credit quality of the Company’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of the Company’s loan receivables.

The Bank’s commercial loan classification and credit grading processes are part of the lending, underwriting, and credit administration functions to ensure an ongoing assessment of credit quality. Accurate and timely loan classification and credit grading is a critical component of loan portfolio management. Loan officers are required to review their loan portfolio risk ratings regularly for accuracy. The loan review function uses the same risk rating system in the loan review process. Quarterly, the Company engages an independent third party to assess the quality of the loan portfolio and evaluate the accuracy of ratings with the loan officer’s and management’s assessment.

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at December 31, 2014 and 2013:

Commercial Credit Quality Indicators
December 31, 2014
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$19,892	$204,252	$10,910	$122,261	$3,414	$38,685	$399,414
Special mention	451	13,217	1,423	1,962	-	925	17,978
Substandard	1,077	16,004	5,566	2,397	125	595	25,764
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$21,420	$233,473	$17,899	$126,620	$3,539	$40,205	$443,156

Commercial Credit Quality Indicators
December 31, 2013
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Total
Internal risk rating
Pass	$19,050	$191,601	$13,781	$113,048	$2,546	$39,151	$379,177
Special mention	869	12,568	1,361	3,777	-	-	18,575
Substandard	1,347	14,355	6,168	4,525	157	724	27,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$21,266	$218,524	$21,310	$121,350	$2,703	$39,875	$425,028

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless collection of the loan is in process and reasonably assured. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools. The following tables present the recorded investment in residential real estate loans, residential construction, land acquisition and development loans, commercial indirect auto loans, and consumer loans based on payment activity at December 31, 2014 and 2013:

Other Loans Credit Quality Indicators
December 31, 2014
	Accruing	Non-accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$100,576	$836	$101,412
Construction, land acquisition and development - residential	936	-	936
Commercial - indirect auto	5,437	-	5,437
Consumer	118,377	176	118,553
Total	$225,326	$1,012	$226,338

Other Loans Credit Quality Indicators
December 31, 2013
	Accruing	Non-accruing
(in thousands)	Loans	Loans	Total
Residential real estate	$92,181	$1,478	$93,659
Construction, land acquisition and development - residential	3,072	-	3,072
Commercial - indirect auto	5,671	-	5,671
Consumer	115,809	133	115,942
Total	$216,733	$1,611	$218,344

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $5.5 million and $6.4 million at December 31, 2014 and 2013, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. There were no loans past due 90 days or more and still accruing at December 31, 2014. Loans past due 90 days or more and still accruing interest were $19 thousand at December 31, 2013 and consisted of loans that are well secured and in the process of renewal.

The following tables present the delinquency status of past due and non-accrual loans by loan category at December 31, 2014 and 2013:

	December 31, 2014
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$121,407	$420	$-	$-	$121,827
Commercial real estate	229,207	136	-	-	229,343
Construction, land acquisition and development	18,740	-	95	-	18,835
Total real estate	369,354	556	95	-	370,005

Commercial and industrial	131,621	90	135	-	131,846

Consumer	120,204	1,334	378	-	121,916

State and political subdivisions	40,205	-	-	-	40,205
Total performing (accruing) loans	661,384	1,980	608	-	663,972

Non-accrual loans:
Real estate:
Residential real estate	495	99	17	394	1,005
Commercial real estate	288	3,628	19	195	4,130
Construction, land acquisition and development	-	-	-	-	-
Total real estate	783	3,727	36	589	5,135

Commercial and industrial	55	-	52	104	211

Consumer	42	-	58	76	176

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	880	3,727	146	769	5,522

Total loans receivable	$662,264	$5,707	$754	$769	$669,494

	December 31, 2013
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$112,519	$571	$116	$-	$113,206
Commercial real estate	213,660	629	-	-	214,289
Construction, land acquisition and development	24,259	78	-	-	24,337
Total real estate	350,438	1,278	116	-	351,832

Commercial and industrial	126,441	232	125	19	126,817

Consumer	116,710	1,420	362	-	118,492

State and political subdivisions	39,875	-	-	-	39,875
Total peforming (accruing) loans	633,464	2,930	603	19	637,016

Non-accrual loans:
Real estate:
Residential real estate	570	73	51	1,025	1,719
Commercial real estate	4,183	52	-	-	4,235
Construction, land acquisition and development	-	-	45	-	45
Total real estate	4,753	125	96	1,025	5,999

Commercial and industrial	181	-	23	-	204

Consumer	14	31	16	92	153

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,948	156	135	1,117	6,356

Total loans receivable	$638,412	$3,086	$738	$1,136	$643,372

The following tables present a distribution of the recorded investment, unpaid principal balance and related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2014 and 2013. Non-accrual loans other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $1.0 million and $1.1 million at December 31, 2014 and 2013, respectively.

	December 31, 2014

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$385	$410	$-
Commercial real estate	4,401	5,024	-
Construction, land acquisition and development	68	68	-
Total real estate loans	4,854	5,502	-

Commercial and industrial	32	59	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	4,886	5,561	-

With a related allowance recorded:
Real estate:
Residential real estate	2,102	2,137	51
Commercial real estate	2,259	2,259	331
Construction, land acquisition and development	188	188	1
Total real estate loans	4,549	4,584	383

Commercial and industrial	-	-	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,910	4,945	384

Total of impaired loans
Real estate:
Residential real estate	2,487	2,547	51
Commercial real estate	6,660	7,283	331
Construction, land acquisition and development	256	256	1
Total real estate loans	9,403	10,086	383

Commercial and industrial	32	59	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans	$9,796	$10,506	$384

	December 31, 2013

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,043	$1,125	$-
Commercial real estate	4,060	4,435	-
Construction, land acquisition and development	-	-	-
Total real estate loans	5,103	5,560	-

Commercial and industrial	-	-	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,103	5,560	-

With a related allowance recorded:
Real estate:
Residential real estate	942	946	12
Commercial real estate	2,566	2,566	296
Construction, land acquisition and development	306	306	1
Total real estate loans	3,814	3,818	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,130	4,134	310

Total of impaired loans
Real estate:
Residential real estate	1,985	2,071	12
Commercial real estate	6,626	7,001	296
Construction, land acquisition and development	306	306	1
Total real estate loans	8,917	9,378	309

Commercial and industrial	-	-	-

Consumer	316	316	1

State and political subdivisions	-	-	-
Total impaired loans	$9,233	$9,694	$310

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100,000 and TDRs, amounted to $9.8 million and $9.2 million at December 31, 2014 and 2013, respectively. The related allowance on impaired loans was $0.4 million and $0.3 million at December 31, 2014 and 2013, respectively.

The following table presents the average balance and the interest income recognized on impaired loans for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014		2013		2012
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$2,226	$91	$2,301	$22	$3,882	$11
Commercial real estate	6,616	118	10,004	313	14,196	328
Construction, land acquisition and development	284	15	761	28	2,340	37
Total real estate	9,126	224	13,066	363	20,418	376

Commercial and industrial	76	-	-	-	2,521	-

Consumer	343	11	79	3	232	-

State and political subdivisions	-	-	-	-	157	-

Total impaired loans	$9,545	$235	$13,145	$366	$23,328	$376

(1) Interest income represents income recognized on performing TDRs.

Included in total impaired loans are accruing TDRs of $5.3 million and $4.0 million as of December 31, 2014 and 2013, respectively. The Bank was not committed to lend additional funds to any loan classified as a TDR as of December 31, 2014.

The additional interest income that would have been earned on non-accrual and restructured loans for the years ended December 31, 2014, 2013, and 2012 had these loans performed in accordance with their original terms approximated $406 thousand, $572 thousand, and $1.4 million, respectively.

Troubled Debt Restructured Loans

TDRs at December 31, 2014 and 2013 were $9.0 million and $8.1 million, respectively. Accruing and non-accruing TDRs were $5.3 million and $3.7 million, respectively at December 31, 2014 and $4.0 million and $4.1 million, respectively at December 31, 2013. Approximately $346 thousand and $301 thousand in specific reserves have been established for TDRs as of December 31, 2014 and 2013, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs during the years ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	12	$780	$862	16	$827	$947
Commercial real estate	4	238	238	2	4,561	4,561
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	2	182	187	2	318	318
Total new troubled debt restructurings	18	$1,200	$1,287	20	$5,706	$5,826

The TDRs described above increased the allowance for loan losses by $4 thousand and $6 thousand through allocation of a specific reserve for the years ended December 31, 2014 and 2013, respectively. There were no charge-offs that resulted from the TDRs described above during the year ended December 31, 2014 or 2013.

The following table shows the types of modifications made during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
			Construction,
			Land Acquisition	Commercial
	Residential	Commercial	and	and
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Total
Type of modification:
Extension of term	$263	$238	$-	$-	$135	$636
Extension of term and capitalization of taxes	339	-	-	-	52	391
Principal forebearance	225	-	-	-	-	225
Capitalization of taxes	35	-	-	-	-	35
Total modifications	$862	$238	$-	$-	$187	$1,287

	Year Ended December 31, 2013
			Construction,
			Land Acquisition	Commercial
	Residential	Commercial	and	and
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Total
Type of modification:
Extension of term	$41	$-	$-	$-	$318	$359
Extension of term and capitalization of taxes	860	-	-	-	-	860
Principal forebearance	-	4,561	-	-	-	4,561
Capitalization of taxes	46	-	-	-	-	46
Total modifications	$947	$4,561	$-	$-	$318	$5,826

The following table summarizes TDRs which have re-defaulted (defined as past due 90 days) during the years ended December 31, 2014 and 2013 that were restructured within the twelve months prior to such re-default:

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Residential real estate	-	$-	1	$27
Commercial real estate	-	-	-	-
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	1	$27

Note 6. OTHER REAL ESTATE OWNED

The following table presents the composition of OREO at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Land / lots	$1,287	$3,549
Commercial real estate	941	647
Residential real estate	27	50
Total other real estate owned	$2,255	$4,246

The following table presents the activity in OREO for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Balance, beginning of year	$4,246	$3,983	$6,958
Property foreclosures	13	255	1,586
Bank premises transferred to OREO	1,749	1,819	-
Valuation adjustments	(2,200)	(223)	(1,206)
Carrying value of OREO sold	(1,553)	(1,588)	(3,355)
Balance, end of year	$2,255	$4,246	$3,983

Due to a change in strategic purpose, the Company transferred the Stroudsburg office from bank premises and equipment to OREO for disposition during the year ended December 31, 2014. The deposits and loans of this branch were sold to ESSA Bank and Trust pursuant to a Branch Purchase and Deposit/Loan Assumption Agreement. The Company retained this facility and was initially planning to use it for other bank-related purposes. This property with a carrying value of $1.7 million was written down to its appraised value less cost to sell of $0.8 million at the time of transfer. A valuation adjustment of $0.9 million, included in non-interest expense, was recorded at the time of transfer.

During 2013, the Company transferred three vacant lots from bank premises and equipment that were previously held for future expansion to OREO. One of the properties was subsequently sold during the year ended ended December 31, 2014. There was no gain or loss realized upon the sale. The Company had one of the properties located in Monroe County, Pennsylvania re-appraised in 2014 due to continued decline in real estate values, which resulted in a valuation adjustment of $0.3 million and is included in non-interest expense for the year ended December 31, 2014.

In addition, four properties that have been held in OREO for a significant amount of time are approaching the regulatory holding period threshold of five years. In an effort to aggressively dispose of these properties, management requested independent appraisals using a liquidation value basis for each of the properties. Accordingly, the Company incurred valuation adjustments to these four properties totaling $0.7 million for the year ended December 31, 2014. In aggregate, valuation adjustments to the carrying value of OREO included in non-interest expense totaled $2.2 million for the year ended December 31, 2014.

The following table presents the components of net expense of OREO for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Insurance	$96	$147	$65
Legal fees	55	131	66
Maintenance	17	37	7
Professional fees	85	35	211
Real estate taxes	144	122	287
Utilities	8	6	21
Other	14	45	140
Valuation adjustments	2,200	223	1,206
Total expense	2,619	746	2,003
(Income) losses from the operation of foreclosed properties	(50)	(27)	24
Net expense of OREO	$2,569	$719	$2,027

Note 7. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Land	$2,711	$4,191
Buildings and improvements	7,187	10,126
Furniture, fixtures and equipment	11,638	12,575
Leasehold improvements	4,985	4,953
Total	26,521	31,845
Accumulated depreciation	(15,518)	(16,482)
Net	$11,003	$15,363

Depreciation and amortization expense amounted to $1.3 million for each of the years ended December 31, 2014 and 2013, and $1.4 million for the year ended December 31, 2012.

On January 24, 2014, the Company sold the premises and certain equipment of its Marshalls Creek, Monroe County branch as part of the Branch Purchase Agreement with ESSA Bank and Trust. The property sold had a net book value of $2.3 million, and the Company realized a gain on the sale of the property of $181 thousand, which is included in the $607 thousand gain on branch divestiture in non-interest income for the year ended December 31, 2014.

On December 31, 2013, the Company sold one of its administrative facilities located in Luzerne County, PA, with a carrying value of $1.2 million for $1.8 million. The Company recognized a gain of $579 thousand on the sale which is included in non-interest income for the year ended December 31, 2013.

Note 8. SERVICING

The Company originates one- to four-family residential loans that it sells in the secondary market. Servicing of these loans is retained by the Company. The Company also performs servicing for a pool of automobile loans sold in 2010. Loans serviced for others are not included in the accompanying consolidated statements of financial condition, but the related servicing income and expenses are recognized in the consolidated statements of operations. The unpaid balances of mortgage and other loans serviced for others were $122.2 million, $130.5 million and $154.5 million at December 31, 2014, 2013, and 2012, respectively.

The following table summarizes the activity pertaining to mortgage servicing rights for the years ended December 31, 2014, 2013 and 2012. Mortgage servicing rights are included in other assets in the consolidated statements of financial condition.

The following table summarizes the activity pertaining to mortgage servicing rights for the years ended December 31, 2014, 2013 and 2012. Mortgage servicing rights are included in other assets in the consolidated statements of financial condition.

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Balance, beginning of year	$529	$675	$777
Mortgage servicing rights capitalized	77	119	220
Amortization	(273)	(265)	(322)
Balance, end of year	$333	$529	$675

The fair value of all servicing assets was $898 thousand and $990 thousand at December 31, 2014 and 2013, respectively.  Fair value has been determined using discount rates ranging from 2.75% to 8.32% and prepayment speeds ranging from 105% to 490% PSA, depending upon the stratification of the specific right.  Based upon this fair value, management has determined that no valuation allowance associated with these mortgage servicing rights is necessary at December 31, 2014 and 2013.

Note 9. INTANGIBLE ASSETS

Intangible assets consist entirely of a core deposit premium acquired in connection with the purchase of the Honesdale branch in 2006. The core deposit intangible is being amortized, using the straight-line method over the useful life of 10 years. Management reviews the core deposit intangible at least annually for potential impairment. Management’s evaluation at December 31, 2014 and 2013 indicated that there was no impairment to the core deposit intangible.

The following table summarizes core deposit intangible assets at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Gross carrying amount	$1,650	$1,650
Accumulated amortization	(1,348)	(1,183)
Net carrying amount	$302	$467

Amortization expense on core deposit intangible assets totaled $165 thousand in each of the three years ended 2014, 2013 and 2012. Amortization expense on core deposit intangible assets with finite useful lives is expected to total $165 thousand for 2015, and $137 thousand for 2016.

Note 10. DEPOSITS

The following table summarizes deposits at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Demand (non-interest bearing)	$124,064	$157,550
Interest-bearing:
Interest-bearing demand	345,679	334,742
Savings	89,489	87,806
Time ($100,000 and over)	112,044	161,959
Other time	124,060	142,641
Total interest-bearing	671,272	727,148
Total deposits	$795,336	$884,698

The Company had brokered deposits, which are classified as other time deposits in the above table, of $4.5 million and $5.0 million, at December 31, 2014 and 2013, respectively.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2014:

	Time Deposits
	$100,000	Other
(in thousands)	and Over	Time Deposits	Total
2015	$90,011	$78,474	$168,485
2016	16,229	24,401	40,630
2017	2,932	11,149	14,081
2018	1,684	6,061	7,745
2019	1,021	3,742	4,763
2020 and thereafter	167	233	400
Total	$112,044	$124,060	$236,104

Investment securities with a carrying value of $217.6 million and $204.4 million at December 31, 2014 and 2013, respectively, were pledged to collateralize certain municipal deposits.

Note 11. BORROWED FUNDS

The following table summarizes the components of borrowed funds at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
FHLB advances	$61,194	$27,123
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total	$96,504	$62,433

The Company also utilizes short-term Federal funds purchased which represent overnight borrowings providing for the short-term funding requirements of the Bank and generally mature within one business day of the transaction. The Company did not purchase any short-term Federal funds during the years ended December 31, 2014. Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities. Other than testing its availability for contingency funding planning purposes, the Company did not borrow from the Federal Reserve Discount Window during the year ended December 31, 2014.

The following table presents borrowed funds by their maturity dates at December 31, 2014:

	December 31, 2014
(in thousands)	Amount	Weighted Average Interest Rate
Within one year	$34,000	1.58%
After one year but within two years	15,435	3.28%
After two years but within three years	15,000	3.59%
After three years but within four years	10,000	5.02%
After four years but within five years	11,759	5.21%
After five years	10,310	1.91%
Total	$96,504	3.00%

The FHLB of Pittsburgh borrowings of $61.2 million are all fixed-rate advances having maturities of one year or more, and are collateralized under a blanket pledge agreement. Previously, only the Company’s commercial real estate loans, one- to four-family mortgage loans, or mortgage-backed securities were allowed as collateral under the blanket pledge agreement. During the first quarter of 2014 the FHLB notified the Company that previously restricted commercial and industrial loans were now acceptable collateral under the blanket pledge agreement. Loans of $378.9 million and $160.5 million, at December 31, 2014 and 2013, respectively, were pledged to collateralize FHLB advances under this agreement. In addition, the Company is required to purchase FHLB stock based upon the amount of advances outstanding. The Company was in compliance with this requirement, having a stock investment in FHLB of Pittsburgh of $2.8 million at December 31, 2014.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2014 and 2013 was $122.7 million and $79.8 million, respectively.

On December 14, 2006, First National Community Statutory Trust I (the “Trust”), a trust formed under Delaware law that is an unconsolidated subsidiary of the Company, issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. The Company owns all of the ownership interest in the Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by the Company. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month Libor rate. The average interest rate paid on the Debentures was 1.93% in 2014, 1.97% in 2013, and 2.18% in 2012. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Company had the option, subject to required regulatory approval of the Federal Reserve, to prepay the Trust Securities beginning December 15, 2011. The Company has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. The Company has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in Borrowed Funds in the consolidated statements of financial condition at December 31, 2014 and 2013 under the caption “Junior Subordinated Debentures”. The Company records interest expense on the Debentures in its consolidated statement of operations. The Company also records its common stock investment issued by First National Community Statutory Trust I in “Other Assets” in its consolidated statements of financial condition at December 31, 2014 and 2013.

On September 1, 2009, the Company offered only to accredited investors up to $25.0 million principal amount of unsecured Subordinated Notes Due September 1, 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100 thousand and integral multiples of $100 thousand in excess thereof. The Notes mature on September 1, 2019. For the first five years from issuance, the Company will pay interest only on the Notes. Commencing September 1, 2015, the Company is required to pay both interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity subject to deferral. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to deferral. Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015. The principal balance outstanding for these notes was $25.0 million at both December 31, 2014 and 2013.

Pursuant to the November 24, 2010 Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”), the Company and its non-bank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or junior subordinated debentures without the prior written approval of the Reserve Bank and the Director. The Company was deferring interest payments on the Company’s Debentures since the last interest payment due on September 14, 2010. During 2014, the Company requested and received non-objection from the Reserve Bank to make a distribution on the Debentures to cure the interest deferral on December 15, 2014. On December 15, 2014, the Company paid all deferred and currently payable accrued interest totaling $884 thousand. At December 31, 2014 and 2013, accrued and unpaid interest associated with the Debentures amounted to $9 thousand and $695 thousand, respectively. The Company continued to defer interest payments on the Company’s Notes in 2014. The last payment made on the Notes was the payment due on September 1, 2010. The accrued and unpaid interest associated with the Notes amounted to $9.9 million and $7.6 million at December 31, 2014 and 2013, respectively. For more information refer to Note 17, “Regulatory Matters” to these consolidated financial statements.

Note 12. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded. On April 25, 2012, the Board of Directors ratified an amendment to the defined contribution profit sharing plan to include the provisions under section 401(k) of the Internal Revenue Code (“401(k) ”). The 401(k) feature of the plan, which became effective on September 1, 2012, permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. The Company may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Company discretionary matching contributions are determined each year by management. Since September 1, 2012, the Company has been matching 50.0% of employee salary deferrals up to 4.0% for each employee. Company matching contributions to the 401(k) Plan are funded bi-weekly and are included in salaries and employee benefits expense. Employee salary deferrals vest immediately, while Company discretionary contributions begin vesting 20.0% each year after two years of credited service. Employee participants are 100.0% vested after six years of credited service. On February 25, 2015, the Board of Directors approved a change in the vesting schedule of discretionary contributions made by the Company under the Profit Sharing Plan, including the 401(k) feature. The change in the vesting schedule, which was retroactively effective January 1, 2015, provides that Company contributions will vest 25.0% each year of credited service, with employee participants being 100.0% vested after four years of credited service.

There were no discretionary annual contributions made to the profit sharing plan in 2014, 2013 and 2012. Discretionary matching contributions under the 401(k) feature of the plan totaled $134 thousand, $129 thousand, and $41 thousand in 2014, 2013 and 2012, respectively.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying statements of financial condition, aggregated $7.2 million at December 31, 2014 and $7.3 million at December 31, 2013.

Note 13. INCOME TAXES

The following table presents a reconciliation between the effective income tax expense (benefit) and the income tax expense (benefit) that would have been provided at the federal statutory tax rate of 34.0% for each of the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Provision (benefit) at statutory tax rates	$4,674	$2,170	$(4,662)
Add (deduct):
Tax effects of non-taxable income	(1,087)	(1,574)	(1,824)
Non-deductible interest expense	21	37	65
Bank-owned life insurance	(221)	(240)	(235)
Change in valuation allowance	(3,799)	(347)	6,637
Regulatory penalties	570	-	-
Other items, net	168	(46)	19
Provision for income taxes	$326	$-	$-

The following table summarizes the components of the net deferred tax asset included in other assets at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Allowance for loan and lease losses	$4,073	$4,954
Deferred compensation	2,467	2,468
Unrealized holding losses on securities available-for-sale	-	1,592
Other real estate owned valuation	486	513
Deferred intangible assets	1,360	1,504
Employee benefits	157	91
Accrued interest	439	2,824
AMT tax credits	2,457	2,278
Charitable contribution carryover	403	399
Accrued rent expense	182	204
Accrued vacation	58	56
Accrued legal settlement costs	884	850
Deferred income	19	33
Net operating loss carryover	17,919	18,616
Gross deferred tax assets	30,904	36,382

Deferred loan origination fees	(425)	(338)
Unrealized holding gains on securities available-for-sale	(586)	-
Prepaid expenses	(63)	(56)
Depreciation	(80)	(261)
Gross deferred tax liabilities	(1,154)	(655)
Net deferred asset before valuation allowance	29,750	35,727
Valuation allowance	(30,336)	(34,135)
Net deferred tax assets (liabilities)	$(586)	$1,592

As of December 31, 2014, the Company had $52.7 million of net operating loss carryovers resulting in deferred tax assets of $17.9 million. Beginning in 2031, these net operating loss carryovers will expire if not utilized. As of December 31, 2014, the Company also had $1.2 million of charitable contribution carryovers resulting in gross deferred tax assets of $403 thousand. These charitable contribution carryovers will expire after December 31, 2015 if not utilized. In addition, the Company had alternative minimum tax credit carryovers of $2.5 million as of December 31, 2014 that have an indefinite life.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of termporary differences. In assessing the need for a valuation allowance, management carefully weighed both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can objectively verified. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred taxable losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. While, the Company generated table income in 2014, it recorded taxable losses in 2013 and 2012.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013 and 2014, these amount have been the result of significant non-recurring or non-taxable transactions, such as the credit for loan and lease losses, legal settlements and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Until such time when the Company’s cumulative results are positive, it does not believe there is sufficient positive evidence to overcome the negative evidence presented.The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained.

For the year ended December 31, 2014, the Company recorded income tax expense of $326 thousand, which was entirely related to alternative minimum tax. There was no income tax expense recorded during the years ended December 31, 2013 and 2012.

Note 14. RELATED PARTY TRANSACTIONS

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and the Bank and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit as well as repayments during the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
(in thousands)	2014	2013
Balance January 1,	$32,506	$33,296
Additions, new loans and advances	82,236	50,260
Repayments	(72,748)	(50,794)
Other (1)	(248)	(256)
Balance December 31,	$41,746	$32,506

(1) Other represents loans to related parties that ceased being related parties during the year

At December 31, 2014, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Included in related party loans is a commercial line of credit with a company owned by a director with a total aggregate balance outstanding of $11.7 million at December 31, 2014. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $4.7 million is outstanding. The Bank receives a 25 basis point annual servicing fee from this director on the participation balance. At December 31, 2013, the aggregate amount outstanding under the line was $8.5 million and the participation interest sold under this line was $3.4 million.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2014 and 2013 amounted to $77.4 million and $115.5 million, respectively. Interest paid on the deposits amounted to $97 thousand, $80 thousand, and $139 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments to related parties for these services of $2.7 million, $2.6 million, and $1.6 million in 2014, 2013, and 2012, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $9.0 million and $10.0 million at December 31, 2014 and 2013, respectively. During the third quarter of 2014, one of the Company’s directors, Joseph J. Gentile, passed away and is no longer considered a related party. Mr. Gentile had held $1.0 million in the Company’s subordinated notes. There were no interest payments made to directors and/or their related parties in 2014, 2013 and 2012. Interest accrued and unpaid on the notes to related parties totaled $3.6 million and $3.0 million at December 31, 2014 and 2013, respectively.

During the year ended December 31, 2012, the Company sold an OREO property to a related party for $202 thousand, with a gain of $41 thousand recognized on the sale.

Note 15. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

At December 31, 2014, the Company was obligated under certain non-cancelable leases with initial or remaining terms of one year or more. Minimum future obligations under non-cancelable leases in effect at December 31, 2014 are as follows:

	Minimum Future Lease Payments
	December 31, 2014
(in thousands)	Facilities	Equipment	Total
2015	$606	$52	$658
2016	337	36	373
2017	299	31	330
2018	228	27	255
2019	111	27	138
2020 and thereafter	383	4	387
Total	$1,964	$177	$2,141

Total rental expense under leases amounted to $660 thousand, $692 thousand and $734 thousand in 2014, 2013 and 2012, respectively.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2014 and 2013 are as follows:

	December 31,
(in thousands)	2014	2013
Commitments to extend credit	$181,446	$155,701
Standby letters of credit	21,364	25,321

In order to provide for probable losses inherent in these instruments, the Company recorded reserves for unfunded commitments of $416 thousand and $511 thousand at December 31, 2014 and 2013, respectively, which were included in other liabilities on the consolidated balance sheets.

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

Federal Home Loan Bank — Mortgage Partnership Finance Program

Under a secondary market loan servicing program with the FHLB, the Company, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2014, the Company serviced payments on $8.7 million of first lien residential loan principal under these terms for the FHLB. At December 31, 2014, the maximum obligation for such guarantees by the Company would be approximately $1.0 million if total foreclosure losses on the entire pool of loans exceed approximately $77 thousand. Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. There were no due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2014. At December 31, 2013, there were no due from bank accounts in excess of the $250 thousand FDIC limit, except for the Bank’s account at the FHLB with a balance of $298 thousand.

Loan Concentrations: The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $252.3 million, or 37.7% of gross loans at December 31, 2014. Geographic concentrations exist because the Company provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. At December 31, 2014, the Company had commercial real estate and construction, land acquisition and development loans and loan commitments totaling $28.7 million, or 4.3%, of gross loans to customers outside of it primary market area.

At December 31, 2014 and 2013, the Bank’s loan portfolio was concentrated in loans in the following industries.

	December 31, 2014		December 31, 2013
		% of		% of
(in thousands)	Amount	Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$33,140	4.95%	$23,472	3.65%
Automobile dealers	24,194	3.61%	18,467	2.87%
Office complexes/units	17,249	2.58%	17,924	2.79%
Colleges and Universities	16,680	2.49%	12,671	1.97%
Land subdivision	15,220	2.27%	15,974	2.48%
Physicians	13,636	2.04%	13,932	2.17%
1-4 family residential investment properties	12,764	1.91%	18,839	2.93%

Litigation

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally related to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. On January 28, 2015, the Company and the SEC entered into a settlement agreement resolving these issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. As part of this settlement agreement, on January 30, 2015 the Company paid a civil money penalty of $175 thousand to the SEC. The Company accrued for the $175 thousand civil money penalty in its 2014 results of operations.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In accordance, the Company has recorded a liability for this indemnification in other liabilities. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of operations for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of December 31, 2014 $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit.

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

On January 22, 2014, the Bank was advised by the Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) that FinCEN was investigating the Bank for alleged violations of the Bank Secrecy Act (“BSA”).  On May 28, 2014 the Bank was advised by the Office of the Comptroller of the Currency (“OCC”) that the OCC was investigating allegations that the Bank failed to file timely SARS. On November 18, 2014 both FinCEN and OCC advised the Bank that they intended on assessing civil money penalties against the Bank.  Subsequent to November 18, 2014, the Bank had been negotiating with both regulatory agencies about the alleged BSA violations.  On February 27, 2015, the Bank reached a comprehensive settlement with FinCEN and OCC to resolve the BSA allegations.  In order to settle the matter, the Bank consented to an aggregate civil money penalty assessment of $1.5 million which has been accrued and is included in non-interest expense for the year ended December 31, 2014.

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

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in each of the years ended December 31, 2014, 2013, and 2012.

A summary of the status of the Company’s stock option plans is presented below:

	For the Years Ended December 31,
	2014		2013		2012

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at the beginning of the year	82,598	$15.98	129,170	$14.26	188,193	12.62
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(18,119)	16.37	(46,572)	11.22	(59,023)	9.03
Outstanding at the end of the year	64,479	$15.87	82,598	$15.98	129,170	$14.26
Options exercisable at year end	64,479	$15.87	82,598	$15.98	129,170	$14.26
Weighted average fair value of options granted during the year		$-		$-		$-
Stock-based compensation expense		$-		$-		$-

At December 31, 2014, 2013 and 2012 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

Information pertaining to options outstanding at December 31, 2014 is as follows:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.81 - $23.13	64,479	2.9	$15.87	64,479	$15.87

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

On October 29, 2014, the Board of Directors adopted a 2014 Employee Stock Grant Plan (the “2014 Stock Grant Plan”) under which shares of common stock not to exceed 13,500 were authorized to be granted to employees. On December 1, 2014, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 12,850 shares granted under the 2014 Stock Grant Plan at a fair value of $6.02 per share.

The total cost of these grants, which was included in salary expense in the Consolidated Statements of Operations, amounted to $77 thousand, $61 thousand and $46 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. No additional shares were granted under these plans.

The Board of Directors, upon the recommendation of the Compensation Committee, formally adopted a Long-Term Incentive Compensation Plan (“LTIP”) on October 23, 2013. The LTIP was ratified at the 2013 Annual Shareholders Meeting on December 23, 2013. The LTIP is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. At December 31, 2014, there were 1,154,250 shares of common stock available for award under the LTIP. For the year ended December 31, 2014, stock-based compensation expense totaled $93 thousand and was included in salaries and employee benefits expense in the Consolidated Statements of Operations. Total unrecognized compensation expense related to unvested restricted stock awards at December 31, 2014 was $214 thousand. On March 1, 2015, an additional 84,900 shares of restricted stock were awarded under the LTIP.

The following table summarizes the activity related to the Company’s unvested restricted stock awards during the year ended December 31, 2014.

2014
Weighted-
Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested unrestricted stock awards at January 1,	-	$-
Awards granted	45,750	6.70
Forfeitures	-	-
Vestings	-	-
Unvested unrestricted stock awards at December 31,	45,750	$6.70

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

The Bank developed a Strategic Plan that it believes complies with the Order requirements The Strategic Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and submitted to the OCC for review in April 2014. The OCC issued a written determination of supervisory non-objection to the Strategic Plan in June 2014. The Strategic Plan was adopted by the Board in June 2014. The Strategic Plan for the three-year period January 1, 2015 to December 31, 2017 was approved by the Board in January 2015. The Company believes that the Bank continues to be in compliance with the Strategic Plan.

(ii) by October 31, 2010, the Board was required to adopt and implement a three year capital plan (a “Capital Plan”), which must be submitted to the OCC for review and prior determination of no supervisory objection;

The Bank has developed a Capital Plan that it believes complies with the Order requirements to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 13%. The Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed and forwarded to the OCC for review in April 2014. The OCC issued a written determination of supervisory non-objection to the Capital Plan in June 2014. The Capital Plan was adopted by the Board in June 2014. The Capital Plan for the three-year period January 1, 2015 to December 31, 2017 was approved by the Board in January 2015. The Company believes that the Bank continues to be in compliance witht the Capital Plan.

(iii) by November 30, 2010, the Bank was required to achieve and thereafter maintain a total risk-based capital equal to at least 13% of risk-weighted assets and a Tier 1 capital equal to at least 9% of adjusted total assets;

The Bank’s total risk-based capital ratio was 15.42% at December 31, 2014, which was above the 13.00% required by the Order. The Bank’s leverage capital ratio was 9.78% at December 31, 2014, which was above the 9.00% required by the Order. The Bank’s total risk-based capital increased 199 basis points, while the Bank’s leverage ratio increased 146 basis points at December 31, 2014 compared to December 31, 2013.

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

On September 8, 2014, the Company sent to the OCC a request for a determination of no supervisory objection for a $1.0 million capital distribution from the Bank to the Company to both cure the junior subordinated debentures interest deferral. The Company received a determination of no supervisory objection from the OCC in November 2014. On December 8, 2014, the Bank made a distribution to the Company in the amount of $1.0 million.

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

The Committee completed its review of the Board and the Board committee structure on November 10, 2010 by reviewing the Board Structure Study report completed by an independent consultant engaged by the Committee. The report was forwarded to the OCC on November 24, 2010. The Company has implemented those recommendations and believes it is in compliance with the requirements of this provision. Louis A. DeNaples re-joined the Board in December 2013 and the Company’s Board of Directors in May 2014, William G. Bracey was appointed to the Board and the Company’s Board of Directors in May 2014, and Keith W. Eckel was appointed to the Board and the Company’s Board of Directors in September 2014. One of the Bank’s and the Company’s directors, Joseph J. Gentile, passed away in August 2014.

The Board completed its assessment of the capabilities of the Bank’s executive officers upon receipt of a management study, completed by an independent consultant (the “Management Study”), on October 13, 2010. The Management Study was forwarded to the OCC on October 29, 2010. The Board completed a successful search for President and Chief Executive Officer in December 2011. Since the effective date of the Order, other changes have been made to the executive management team related to the size and complexity of the organization. The Board believes that it has prepared or caused to be prepared an assessment of the capabilities of the Bank’s executive officers to perform their past and current duties, including those required to respond to the most recent examination report.

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

The Bank’s Conflict of Interest Policy has been revised to provide comprehensive guidance and a review was conducted of existing relationships to ensure compliance with the Conflict of Interest Policy. The revised policy was approved by the Board on September 29, 2010 and forwarded to the OCC on October 7, 2010. Additional revisions were approved by the Board on April 29, 2011, October 24, 2012, May 22, 2013, November 14, 2013 and November 26, 2014. The Board believes that is has adopted, implemented and maintained compliance with a comprehensive Conflict of Interest Policy in accordance with the requirements of the provision.

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

The Bank’s Loan Policy has been revised to improve guidance and control over the Bank’s lending functions. The revised policy was approved by the Board on October 27, 2010. Additional periodic Loan Policy revisions were approved by the Board from November 24, 2010 through November 2014 for purposes of continued compliance with this provision. The Board believes that it has taken action to address the written credit policy requirements of the Order.

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

(xv) by October 31, 2010, the Board was required to revise and implement the Bank’s Other Than Temporary Impairment Policy;

The Board believes that the Other Than Temporary Impairment Policy has been reviewed and revised so that the quarterly other than temporary impairment (“OTTI”) analysis process identifies and measures OTTI in accordance with GAAP and supervisory guidance, including Financial Accounting Standards Board Accounting Standards Codification 320-10-35 (Recognition and Presentation of Other-than-Temporary Impairments), OCC Bulletin 2009-11 dated April 17, 2009, "Other-than-Temporary Impairment Accounting", OCC Bulletin 2013-28, “Uniform Agreement on the Classification and Appraisal of Securities Held by Depository Institutions” and FDIC Call Report Instructions.

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

The Company has taken, and continues to take, steps the Board of Directors believes are appropriate to use the Company’s financial and managerial resources to serve as a source of strength to the Bank. The steps the Bank has taken to comply with the Order are discussed above.

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

The Company has acknowledged the prohibition on taking dividends or any other capital distributions from the Bank without the prior written consent of the Reserve Bank. On September 8, 2014, the Company sent a request to the Reserve Bank to approve a dividend from the Bank in the amount of $1.0 million. The dividend was to be used to cure the interest deferral on the junior subordinated debentures. The Company received written non-objection to allow the $1.0 million dividend payment from the Bank and cure of the interest deferral on the junior subordinated debentures in the amount of $921 thousand. The $1.0 million dividend payment from the Bank to the Company and the interest deferral payment on the junior subordinated debentures was completed in December 2014. The Company made a subsequent request for and has received approval from the Reserve Bank in to permit payment of the quarterly interest payment on the junior subordinated debentures due March 15, 2015, which remains pending.

(iv) the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or junior subordinated debentures without the prior written approval of the Reserve Bank and the Director;

The Company has acknowledged the prohibition on any payment related to the Company’s subordinated debentures and junior subordinated debentures without the written approval of the Reserve Bank and Director. Previously, the Company has not made any payments of interest, principal or other amounts on either of the Company’s debentures or junior subordinated debentures since the effective date of the Agreement.

On September 8, 2014, the Company sent to the Reserve Bank requests for approval for the Company to receive a $1.0 million capital distribution from the Bank, and to make a distribution on the junior subordinated debentures to cure the interest deferral. The Company received approval from the Reserve Bank in November 2014 to cure and pay the interest deferral. On December 15, 2014, the Company paid all deferred and currently payable accrued interest totaling $921 thousand. On February 2, 2015, the Company received approval from the Reserve Bank to pay the regular quarterly interest payment due on March 15, 2015.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The annual update and revision to the Capital Plan for the three-year period January 1, 2014 to December 31, 2016 was completed in conjunction with the annual budget and strategic planning initiatives and provided to the Reserve Bank in April 2014. The Company notified the Reserve Bank that the OCC issued a written determination of supervisory non-objection to the Capital Plan in June 2014, and that the Bank’s Board of Directors adopted the plan in June 2014. The annual update and revision to the Capital Plan for the three-year period January 1, 2015 to December 31, 2017 was completed in conjunction with the annual budget and strategic planning initiatives. Both plans and the annual budget were approved by the Board of Directors in January 2015 and will be provided to the Reserve Bank during its next regulatory review of the Company.

The Bank’s total risk-based capital ratio was 15.42% at December 31, 2014, which was above the 13.00% minimum required by the Order. The Bank’s leverage ratio was 9.78% at December 31, 2014, which was also above the 9.00% required by the Order.

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

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar projections for 2012, 2013, and 2014 were provided to the Reserve Bank within the time requirements prescribed in the Agreement. At the request of the Reserve Bank, the Company provided the Reserve Bank with an updated cash flow projection for 2014-2016 in August of 2013. The cash flow projection for 2015 was delivered to the Federal Reserve Bank in December 2014.

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

The Company acknowledges the restriction on indemnification and severance payments under Section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations. The Company has not made any such indemnification or severance payments since the effective date of the Agreement without obtaining prior regulatory non-objection and regulatory concurrence from the FDIC as required by Part 359.

(xiii) the Board must submit written progress reports within 30 days of the end of each calendar quarter.

The Company’s board of directors has filed each of the required written progress reports with the Reserve Bank since the Agreement was executed.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2014, the Company and the Bank are restricted from paying any dividends, without regulatory approval.

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

The Regulatory Capital Rules are effective on January 1, 2014; however, the mandatory compliance date for the Company and the Bank as “standardized approach” banking organizations began on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the Regulatory Capital Rules will be:

•	a new common equity Tier 1 capital ratio of 4.50%;
•	a Tier 1 capital ratio of 6.00% (increased from 4.00%);
•	a total capital ratio of 8.00% (unchanged from current rules); and
•	a Tier 1 leverage ratio of 4.00% for all institutions.

The Regulatory Capital Rules also establish a “capital conservation buffer” of 2.50% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios:

•	a common equity Tier 1 capital ratio of 7.00%;
•	a Tier 1 capital ratio of 8.50%; and
•	a total capital ratio of 10.50%.

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

The Regulatory Capital Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

•	a new common equity Tier 1 risk-based capital ratio of 6.50%;
•	a Tier 1 risk-based capital ratio of 8.00% (increased from 6.00%);
•	a total risk-based capital ratio of 10.00% (unchanged from current rules); and
•	a Tier 1 leverage ratio of 5.00%.

The Regulatory Capital Rules set forth certain changes for the calculation of risk-weighted assets, which are required to be utilized beginning January 1, 2015. The provisions applicable to banking organizations under the “standardized approach” include changes with respect to risk weights for commercial real estate loans, past due exposures and conversion factors for commitments with an original maturity of one year or less.

Current quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

In accordance with the Order, the Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to at least 13.00% of risk-weighted assets and a Tier I capital ratio equal to at least 9.00% of adjusted total assets. As of December 31, 2014, the Bank met both the 13.00% minimum requirement for the total-risk based capital ratio and the 9.00% minimum requirement for the Tier I leverage ratio. The minimum capital requirements under the Order take precedence over the standard regulatory capital adequacy definitions described in the tables below.

The Company’s and the Bank’s actual capital positions, risk-weighted assets and total average assets for the Tier I leverage ratio at December 31, 2014, 2013 and 2012 are presented in the following table:

	December 31,
(in thousands)	2014	2013	2012
Company
Tier I capital:
Total tier I capital	$59,930	$46,165	$39,587
Tier II capital:
Subordinated notes	25,000	23,085	19,796
Allowable portion of allowance for loan losses	8,591	8,462	8,452
Total tier II capital	33,591	31,547	28,248
Total risk-based capital	$93,521	$77,712	$67,835

Total risk-weighted assets	$683,956	$670,894	$665,323

Total average assets (for Tier 1 leverage ratio)	$990,346	$980,754	$971,978

Bank
Tier I capital:
Total tier I capital	$96,816	$81,581	$69,963
Tier II capital:
Allowable portion of allowance for loan losses	8,587	8,456	8,447
Total tier II capital	8,587	8,456	8,447
Total risk-based capital	$105,403	$90,037	$78,410

Total risk-weighted assets	$683,576	$670,416	$664,914

Total average assets (for Tier 1 leverage ratio)	$990,407	$980,747	$971,620

The following tables present information regarding the Company’s risk-based capital ratios at December 31, 2014 and 2013:

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2014
Total capital (to risk-weighted assets)
Company	$93,521	13.67%	$	>54,717	>8.00%		N/A	N/A
Bank	$105,403	15.42%	$	>54,686	>8.00%	$	>68,358	>10.00%
Tier I capital (to risk-weighted assets)
Company	$59,930	8.76%	$	>27,358	>4.00%		N/A	N/A
Bank	$96,816	14.16%	$	>27,343	>4.00%	$	>41,015	>6.00%
Tier I capital (to average assets)
Company	$59,930	6.05%	$	>39,614	>4.00%		N/A	N/A
Bank	$96,816	9.78%	$	>39,616	>4.00%	$	>49,520	>5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2013
Total capital (to risk-weighted assets)
Company	$77,712	11.58%	$	>53,672	>8.00%		N/A	N/A
Bank	$90,037	13.43%	$	>53,633	>8.00%	$	>67,042	>10.00%
Tier I capital (to risk-weighted assets)
Company	$46,165	6.88%	$	>26,836	>4.00%		N/A	N/A
Bank	$81,581	12.17%	$	>26,817	>4.00%	$	>40,225	>6.00%
Tier I capital (to average assets)
Company	$46,165	4.71%	$	>39,230	>4.00%		N/A	N/A
Bank	$81,581	8.32%	$	>39,230	>4.00%	$	>49,038	>5.00%

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs, government-sponsored agency residential mortgage-backed securities, and corporate debt securities are obtained by the Company from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company. The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

The Company owned one security issued by a state and political subdivision, with an amortized cost of $595 thousand at December 31, 2013, that was valued using level 3 inputs. This security had a credit rating that was either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities was inactive at December 31, 2013. This security was historically priced using Level 2 inputs. The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for this investment security at the measurement dates. Broker pricing and bid/ask spreads are very limited for this security. At December 31, 2013, the Company obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security. This security was repaid in its entirety during 2014.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present financial assets that are measured at fair value on a recurring basis at December 31, 2014 and 2013, and the fair value hierarchy of the respective valuation techniques utilized by the Company to determine the fair value:

	Fair Value Measurements at December 31, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$29,276	$-	$29,276	$-
Obligations of state and political subdivisions	24,509	-	24,509	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	26,231	-	26,231	-
Collateralized mortgage obligations - commercial	61,256	-	61,256	-
Residential mortgage-backed securities	74,098	-	74,098	-
Corporate debt securities	420	-	420	-
Negotiable certificates of deposit	2,232	-	2,232	-
Equity securities	967	967	-	-
Total available-for-sale securities	$218,989	$967	$218,022	$-

	Fair Value Measurements at December 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$-	$-	$-	$-
Obligations of state and political subdivisions	78,054	-	77,483	571
U.S. government/government-sponsored agency:
Collateralized mortgage obligations - residential	3,221	-	3,221	-
Collateralized mortgage obligations - commercial	31,578	-	31,578	-
Residential mortgage-backed securities	89,656	-	89,656	-
Corporate debt securities	407	-	407	-
Negotiable certificates of deposit	-	-	-	-
Equity securities	951	951	-	-
Total available-for-sale securities	$203,867	$951	$202,345	$571

There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2014 and 2013.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of obligations of states and political subdivisions, for the years ended December 31, 2014 and 2013:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	For the Years Ended December 31,
(in thousands)	2014	2013
Balance, January 1	$571	$1,739
Amortization	-	-
Accretion	-	-
Principal payments received	(571)	(570)
Sales and calls	-	(622)
Total gains or losses (realized/unrealized):
Included in earnings	-	2
Included in other comprehensive income	-	22
Balance, December 31,	$-	$571

Assets Measured at Fair Value on a Non-Recurring Basis

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

The following tables present assets that are measured at fair value on a non-recurring basis at December 31, 2014 and 2013, and the fair value hierarchy of the respective valuation technique utilized by the Company to determine fair value:

	Fair value measurements at December 31, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(in thousands)	Fair value (1)	Assets (Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,380	$-	$-	$5,380
Other real estate owned	$2,087	$-	$-	$2,087

	Fair value measurements at December 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(in thousands)	Fair value (1)	Assets (Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,229	$-	$-	$5,229
Other real estate owned	$3,931	$-	$-	$3,931

(1)	Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

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

The following table summarizes the estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013:

	Fair Value	December 31, 2014		December 31, 2013
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$35,667	$35,667	$103,556	$103,556
Securities available for sale	See previous table	218,989	218,989	203,867	203,867
Securities held to maturity	Level 2	-	-	2,308	2,424
FHLB and FRB Stock	Level 2	4,154	4,154	3,496	3,496
Loans held for sale	Level 2	603	603	820	820
Loans, net	Level 3	658,747	659,231	629,880	632,536
Accrued interest receivable	Level 2	2,075	2,075	2,191	2,191
Mortgage servicing rights	Level 3	333	898	529	990

Financial liabilities
Deposits	Level 2	795,336	779,986	884,698	887,056
Borrowed funds	Level 2	96,504	100,020	62,433	65,642
Accrued interest payable	Level 2	10,262	10,262	8,732	8,732

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(in thousands, except share data)	2014	2013	2012
Net income (loss)	$13,420	$6,382	$(13,711)

Basic weighted-average number of common shares outstanding	16,472,660	16,458,353	16,442,160
Plus: common share equivalents	211	-	-
Diluted weighted-average number of common shares outstanding	16,472,871	16,458,353	16,442,160

Income (loss) per common share:
Basic	$0.81	$0.39	$(0.83)
Diluted	$0.81	$0.39	$(0.83)

For the year ended December 31, 2014, common share equivalents in the table above are related entirely to the incremental shares of unvested restricted stock. Stock options of 64,479 shares, 82,598 shares and 129,170 shares, respectively for the years ended December 31, 2014, 2013 and 2012 were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of the Company’s common shares during the periods presented. Similarly, the weighted-average stock price for the Company’s common stock for the year ended December 31, 2014 exceeded the fair market value of the restricted stock at the date of grant, therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 20. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss), which is comprised entirely of unrealized gains and losses on available-for-sale securities, for each of the years ended December 31, 2014, 2013 and 2012:

	For the year Ended December 31, 2014
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net (gains) losses reclassified into net income	$(6,272)	Net gain on sale of securities
Taxes	2,132	Income taxes
Net of tax amount	$(4,140)

	For the year Ended December 31, 2013
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net (gains) losses reclassified into net income	$(2,887)	Net gain on sale of securities
Taxes	982	Income taxes
Net of tax amount	$(1,905)

	For the year Ended December 31, 2012
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net (gains) losses reclassified into net income	$1,808	Net loss on sale of securities
Taxes	(614)	Income taxes
Net of tax amount	$1,194

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Balance, January 1,	$(3,092)	$6,698	$(3,967)
Other comprehensive income (loss) before reclassifications	8,370	(7,885)	9,471
Amounts reclassified from accumulated other comprehensive income (loss)	(4,140)	(1,905)	1,194
Net other comprehensive income (loss) during the period	4,230	(9,790)	10,665
Balance, December 31,	$1,138	$(3,092)	$6,698

Note 21. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

Condensed parent company only financial information is as follows:

Condensed Statements of Condition

	December 31,
(in thousands)	2014	2013
Assets:
Cash	$462	$254
Investment in statutory trust	370	364
Investment in subsidiary (equity method)	98,286	78,995
Other assets	276	107
Total assets	$99,394	$79,720

Liabilities and Shareholders’ Equity:
Subordinated debentures	$25,000	$25,000
Junior subordinated debentures	10,310	10,310
Accrued interest payable	9,903	8,307
Other liabilities	2,783	2,525
Total liabilities	47,996	37,142
Shareholders’ equity	51,398	33,578
Total liabilities and shareholders’ equity	$99,394	$79,720

Condensed Statements of Operations

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Income:
Dividends from subsidiaries	$1,000	$-	$-
Income from trust	6	6	7
Other income	275	-	-
Total income (loss)	1,281	6	7
Expense:
Interest on subordinated notes	2,281	2,281	2,288
Interest on junior subordinated debentures	236	204	224
Other operating expenses	128	123	-
Other losses	276	2,500	-
Total expenses	2,921	5,108	2,512
(Loss) income before income taxes	(1,640)	(5,102)	(2,505)
Provision (credit) for income taxes	-	-	-
(Loss) income before equity in undistributed net income (loss) of subsidiary	(1,640)	(5,102)	(2,505)
Equity in undistributed net income (loss) of subsidiary	15,060	11,484	(11,206)
Net income (loss)	$13,420	$6,382	$(13,711)

Condensed Statements of Cash Flows

	For the Year Ended
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$13,420	$6,382	$(13,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiary	(15,060)	(11,484)	11,206
Equity in trust	(6)	(6)	(7)
Increase in accrued interest payable	1,596	2,485	2,512
Increase in other liabilities	258	2,522	2
Net cash provided by (used in) operating activities	208	(101)	2
Increase (decrease) in cash	208	(101)	2
Cash at beginning of year	254	355	353
Cash at end of year	$462	$254	$355

Note 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$8,124	$8,218	$8,312	$8,019
Interest expense	1,573	1,550	1,501	1,523
Net interest income	6,551	6,668	6,811	6,496
Credit for loan and lease losses	(1,570)	(4,005)	(54)	(240)
Net interest income after credit for loan and lease losses	8,121	10,673	6,865	6,736
Non-interest income	3,453	4,962	4,442	2,063
Non-interest expense	7,991	8,965	7,783	8,830
Income before taxes	3,583	6,670	3,524	(31)
Provision for income taxes	70	90	166	-
Net income (loss)	$3,513	$6,580	$3,358	$(31)
Income (loss) per share:
Basic	$0.21	$0.40	$0.20	$-
Diluted	$0.21	$0.40	$0.20	$-

	2013
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$8,210	$8,167	$8,189	$8,387
Interest expense	1,857	1,818	1,812	1,689
Net interest income	6,353	6,349	6,377	6,698
Credit for loan and lease losses	(1,224)	(2)	(1,159)	(3,885)
Net interest income after credit for loan and lease losses	7,577	6,351	7,536	10,583
Non-interest income	2,459	2,281	2,415	2,128
Non-interest expense	8,305	7,912	8,064	10,667
Income before taxes	1,731	720	1,887	2,044
Provision for income taxes	-	-	-	-
Net income	$1,731	$720	$1,887	$2,044
Income per share:
Basic	$0.11	$0.04	$0.11	$0.13
Diluted	$0.11	$0.04	$0.11	$0.13

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of December 31, 2014.

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting, resulting in frequent process refinement. There have been no changes to the Company’s internal control over financial reporting during the Company’s fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for First National Community Bancorp, Inc. (the “Company”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

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

Effective November 2014 the Company implemented the newly issued framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013 (the “2013 Framework”). Prior to November 2014, the Company conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by COSO in 1992 (the “1992 Framework”). As part of the transition, management compared the Company’s internal controls implemented under the 1992 Framework to the newly issued 2013 Framework and determined that based on the Company’s business no material gaps existed in internal control.

As of December 31, 2014, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Framework. Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

/s/ Steven R. Tokach	/s/ James M. Bone, Jr., CPA
Steven R. Tokach	James M. Bone, Jr., CPA
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of
First National Community Bancorp, Inc. and Subsidiaries

We have audited First National Community Bancorp, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended, and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania
March 13, 2015

Item 9B.    Other Information

None

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

3.	The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws - filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 12, 2013, is hereby incorporated by reference

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 10.1

Amended and Restated Declaration of Trust by and among Wilmington Trust Company. First National Community Bancorp, Inc. and with individuals as administrators, dated as of December 14, 2006, filed as Exhibit 10.1 to the Company’s 8-K on December 19, 2006 is hereby incorporated by reference.

EXHIBIT 10.2	Guarantee Agreement by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 10.3	Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 10.4+	2000 Stock Incentive Plan-filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, SEC file number 333-24121, as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.5+	Directors’ and Officers’ Deferred Compensation Plan - filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.6	Consent Order - filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 7, 2010 is hereby incorporated by reference.

EXHIBIT 10.7	Agreement with Federal Reserve Bank of Philadelphia — filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 1, 2010.

EXHIBIT 10.8	Stipulation of Settlement dated November 27, 2013 – filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 4, 2013, is hereby incorporated by reference.

EXHIBIT 10.9+	2013 Long-Term Incentive Compensation Plan – filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 27, 2013, is hereby incorporated by reference.

EXHIBIT 10.10+	Executive Incentive Plan – filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.11+	2012 Employee Stock Grant Plan – filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.12+	2013 Employee Stock Grant Plan – filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2013, as filed on March 24, 2014, is hereby incorporated by reference.

EXHIBIT 10.13+	2014 Employee Stock Grant Plan – filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014 is hereby incorporated by reference.

EXHIBIT 10.14+	Form of Restricted Stock Award Agreement – filed as Exhibit 4.2 to the Company’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.15+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to the Company’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries— filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 23*	Consent of Baker Tilly Virchow Krause, LLP

EXHIBIT 23.1*	Consent of McGladrey LLP.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:               FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ Steven R. Tokach	March 13, 2015
Steven R. Tokach	Date
President and Chief Executive Officer

/s/ James M. Bone, Jr.	March 13, 2015
James M. Bone, Jr., CPA	Date
Executive Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Stephanie A. Westington	March 13, 2015
Stephanie A. Westington, CPA	Date
Senior Vice President and Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ Michael J. Cestone, Jr.	March 13, 2015	/s/ William G. Bracey	March 13, 2015
Michael J. Cestone, Jr.	Date	William G. Bracey	Date

/s/ Joseph Coccia	March 13, 2015	/s/ Keith W. Eckel	March 13, 2015
Joseph Coccia	Date	Keith W. Eckel	Date

/s/ Louis A. DeNaples	March 13, 2015	/s/ Louis A. DeNaples, Jr.	March 13, 2015
Louis A. DeNaples	Date	Louis A. DeNaples, Jr.	Date

/s/ Dominick L. DeNaples	March 13, 2015	/s/ Thomas J. Melone	March 13, 2015
Dominick L. DeNaples	Date	Thomas J. Melone	Date

/s/ John P. Moses	March 13, 2015	/s/ Steven R. Tokach	March 13, 2015
John P. Moses	Date	Steven R. Tokach	Date

