Form 10-Q
period 2015-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2015-05-08
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,500,945 shares
(Title of Class)	(Outstanding at May 8, 2015)

PART I. Financial Information

Item 1. Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$19,985	$22,657
Interest-bearing deposits in other banks	17,390	13,010
Total cash and cash equivalents	37,375	35,667
Securities available for sale, at fair value	204,635	218,989
Stock in Federal Home Loan Bank of Pittsburgh, at cost	3,061	2,803
Loans held for sale	-	603
Loans, net of allowance for loan and lease losses of $10,944 and $11,520	661,221	658,747
Bank premises and equipment, net	11,221	11,003
Accrued interest receivable	2,118	2,075
Intangible assets	261	302
Bank-owned life insurance	28,952	28,817
Other real estate owned	2,369	2,255
Other assets	9,028	8,768
Total assets	$960,241	$970,029

Liabilities
Deposits:
Demand (non-interest-bearing)	$134,993	$124,064
Interest-bearing	640,118	671,272
Total deposits	775,111	795,336
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	67,612	61,194
Subordinated debentures	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	102,922	96,504
Accrued interest payable	10,788	10,262
Other liabilities	15,678	16,529
Total liabilities	904,499	918,631

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2015 and December 31, 2014
Issued and outstanding: 0 shares at March 31, 2015 and December 31, 2014	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2015 and December 31, 2014
Issued and outstanding: 16,500,945 shares, March 31, 2015 and 16,484,419 shares, December 31, 2014	20,626	20,605
Additional paid-in capital	61,801	61,781
Accumulated deficit	(28,651)	(32,126)
Accumulated other comprehensive income	1,966	1,138
Total shareholders' equity	55,742	51,398
Total Liabilities and shareholders’ equity	$960,241	$970,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended
	March 31,
(in thousands, except share data)	2015	2014
Interest income
Interest and fees on loans	$6,472	$6,494
Interest and dividends on securities
U.S. government agencies	971	743
State and political subdivisions, tax-free	50	710
State and political subdivisions, taxable	26	98
Other securities	157	56
Total interest and dividends on securities	1,204	1,607
Interest on interest-bearing deposits in other banks	21	23
Total interest income	7,697	8,124
Interest expense
Interest on deposits	683	865
Interest on borrowed funds
Interest on Federal Home Loan Bank of Pittsburgh advances	120	96
Interest on subordinated debentures	563	563
Interest on junior subordinated debentures	49	49
Total interest on borrowed funds	732	708
Total interest expense	1,415	1,573
Net interest income before credit for loan and lease losses	6,282	6,551
Credit for loan and lease losses	(494)	(1,570)
Net interest income after credit for loan and lease losses	6,776	8,121
Non-interest income
Deposit service charges	674	690
Net gain on the sale of securities	2,224	1,568
Net gain on the sale of mortgage loans held for sale	40	75
Net loss on the sale of education loans	-	(13)
Net gain on the sale of other real estate owned	5	29
Gain on branch divestitures	-	607
Loan-related fees	90	93
Income from bank-owned life insurance	135	167
Other	251	237
Total non-interest income	3,419	3,453
Non-interest expense
Salaries and employee benefits	3,139	3,400
Occupancy expense	633	644
Equipment expense	384	356
Data processing expense	448	522
Regulatory assessments	409	673
Bank shares tax	217	176
Expense of other real estate owned	100	163
Legal expense	163	647
Professional fees	301	450
Insurance expense	198	282
Other operating expenses	790	678
Total non-interest expense	6,782	7,991
Income before income taxes	3,413	3,583
Provision for income taxes	(62)	70
Net income	$3,475	$3,513

Earnings per share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21

Cash dividends declared per common share	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,490,111	16,471,569
Diluted	16,490,111	16,472,435

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended
	March 31,
(in thousands)	2015	2014
Net income	$3,475	$3,513
Other comprehensive income:
Unrealized gains on securities available for sale	3,478	6,404
Taxes	(1,182)	(2,177)
Net of tax amount	2,296	4,227

Reclassification adjustment for gains included in net income	(2,224)	(1,200)
Taxes	756	408
Net of tax amount	(1,468)	(792)

Total other comprehensive income	828	3,435

Comprehensive income	$4,303	$6,948

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014

(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	(Loss) Income	Equity
BALANCES, DECEMBER 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the period	-	-	-	3,513	-	3,513
Restricted stock awards	-	-	10	-	-	10
Other comprehensive income, net of tax of $1,769	-	-	-	-	3,435	3,435
Balances, March 31, 2014	16,471,569	$20,589	$61,637	$(42,033)	$343	$40,536

BALANCES, DECEMBER 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398
Net income for the period	-	-	-	3,475	-	3,475
Common shares issued under long-term incentive compensation plan	16,526	21	(21)	-	-	-
Restricted stock awards	-	-	41	-	-	41
Other comprehensive income, net of tax of $426	-			-	828	828
Balances, March 31, 2015	16,500,945	$20,626	$61,801	$(28,651)	$1,966	$55,742

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Operating activities:
Net income	$3,475	$3,513
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Investment securities amortization (accretion), net	463	295
Equity in trust	(1)	(1)
Depreciation and amortization	360	382
Stock-based compensation	41	10
Credit for loan and lease losses	(494)	(1,570)
Valuation adjustment for off-balance sheet commitments	(21)	(113)
Gain on the sale of available-for-sale securities	(2,224)	(1,200)
Gain on the sale of held-to-maturity securities	-	(368)
Gain on the sale of loans held for sale	(40)	(75)
Loss on the sale of education loans	-	13
Gain on branch divestiture	-	(607)
Gain on the sale of other real estate owned	(5)	(29)
Valuation adjustment of other real estate owned	12	53
Income from bank-owned life insurance	(135)	(167)
Proceeds from the sale of loans held for sale	1,085	2,524
Funds used to originate loans held for sale	(442)	(1,698)
Increase in interest receivable	(43)	(399)
Increase in prepaid expenses and other assets	(324)	(453)
Increase in interest payable	526	568
(Decrease) increase in accrued expenses and other liabilities	(2,278)	4,822
Total adjustments	(3,520)	1,987
Net cash (used in) provided by operating activities	(45)	5,500

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale securities	2,236	1,502
Proceeds from the sale of available-for-sale securities	35,948	11,062
Proceeds from the sale of held-to-maturity securities	-	2,686
Purchases of available-for-sale securities	(19,802)	(37,129)
Net purchase of Federal Home Loan Bank of Pittsburgh stock	(258)	(396)
Proceeds from the sale of education loans	-	2,537
Net increase in loans to customers	(2,083)	(12,606)
Proceeds from the sale of other real estate owned	37	798
Proceeds from the sale of bank premises and equipment through branch divestitures	-	2,504
Purchases of property and equipment	(518)	(380)
Net cash provided by (used in) investing activities	15,560	(29,422)

Cash flows from financing activities:
Net decrease in deposits	(20,225)	(49,065)
Proceeds from Federal Home Loan Bank of Pittsburgh advances	6,512	17,500
Repayment of Federal Home Loan Bank of Pittsburgh advances	(94)	(10,089)
Net cash used in financing activities	(13,807)	(41,654)
Net increase (decrease) in cash and cash equivalents	1,708	(65,576)
Cash and cash equivalents at beginning of period	35,667	103,556
Cash and cash equivalents at end of period	$37,375	$37,980

Supplemental cash flow information
Cash paid during the period for:
Interest	$889	$1,005
Income taxes	-	25
Other transactions:
Available-for-sale securities purchased, not settled	(1,013)	-
Principal balance of loans transferred to OREO	149	-
Change in deferred gain on sale of other real estate owned	(9)	2

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In the opinion of management, all adjustments necessary for a fair presentation of the results for the quarterly period ended March 31, 2015 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended March 31, 2015, may not be indicative of future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in its Annual Report filed on Form 10-K as of and for the year ended December 31, 2014.

Note 2.	New Authoritative Accounting Guidance

ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” changes the criteria for reporting a discontinued operation. Under the new guidance, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This new guidance reduces complexity by removing the complex and extensive implementation guidance and illustrations that are necessary to apply the current definition of a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations that will provide users with more information about the assets, liabilities, revenues and expenses of a discontinued operation and will require pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting, which will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

ASU 2014-11, Transfers and Servicing (Topic 860): “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements by aligning the accounting for these transactions with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial assets and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward arrangement, which has resulted in outcomes referred to as off-balance sheet accounting. ASU 2014-11 also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction, and requires expanded disclosure about the nature of the collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. On April 29, 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of ASU 2014-09 for both public and private entities for one year. A final decision is subject to the FASB’s due process requirement. The Company will adopt this guidance in accordance with the final outcome of the FASB’s extension proposal, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

ASU 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis,” improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs,” more closely aligns the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards. Under ASU 2015-03 debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and requires retrospective application to all prior periods presented in the financial statements. Early adoption of this guidance is permitted. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” provides explicit guidance on a customer’s accounting for fees paid in a cloud computing environment. Specifically, the amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of this guidance is permitted. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

Note 3.	Regulatory Matters

The Bank was under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. On March 25, 2015, after meeting all of the requirements of the Order, the Bank was fully and completely released from the Order. The Company has been, and continues to be, subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010.

Federal Reserve Agreement. The Agreement requires the Company to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The material provisions of the Agreement are set forth below with a description of the status of the Company’s efforts to comply with such provisions:

(i) the Company’s Board was required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complied with its Consent Order entered into with the OCC;

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

The Company has acknowledged the prohibition on taking dividends or any other capital distributions from the Bank without the prior written consent of the Reserve Bank. On September 8, 2014, the Company sent a request to the Reserve Bank to approve a dividend from the Bank in the amount of $1.0 million. The dividend was to be used to cure the interest deferral on the junior subordinated debentures. The Company received written non-objection to allow the $1.0 million dividend payment from the Bank and cure of the interest deferral on the junior subordinated debentures in the amount of $921 thousand. The $1.0 million dividend payment from the Bank to the Company and the interest deferral payment on the junior subordinated debentures were completed in December 2014. The Company made a subsequent request for and has received approval from the Reserve Bank to permit payment of the quarterly interest payment on the junior subordinated debentures, which was due and paid by the Company on March 15, 2015. In April 2015, the Company made an additional request to the Reserve Bank to approve a dividend from the Bank to the Company related to interest payments on the junior subordinated debentures and principal payments on the subordinated debentures.

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

On September 8, 2014, the Company sent to the Reserve Bank requests for approval for the Company to receive a $1.0 million capital distribution from the Bank, and to make a distribution on the junior subordinated debentures to cure the interest deferral. The Company received approval from the Reserve Bank in November 2014 to cure and pay the interest deferral. On December 15, 2014, the Company paid all deferred and currently payable accrued interest totaling $921 thousand. On February 2, 2015, the Company received approval from the Reserve Bank to pay the regular quarterly interest payment, which was due and paid on March 15, 2015. In April 2015, the Company made an additional request to the Reserve Bank to approve a dividend from the Bank to the Company related to interest payments on the junior subordinated debentures and principal payments on the subordinated debentures.

(v) the Company may not make any payment of interest, principal or other amounts on debt owed to insiders of the Company without the prior written approval of the Reserve Bank and Director;

The Company has acknowledged the prohibition on any payment related to the debt owed to insiders of the Company without the written approval of the Reserve Bank and Director. The Company has not made any payments related to debt owed to insiders since the effective date of the Agreement. In April 2015, the Company made a request to the Reserve Bank to receive a dividend from the Bank and make pro-rata principal payments on the subordinated debentures including those debentures held by insiders of the Company.

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

The Company has developed a Capital Plan that it believes is acceptable and maintains sufficient capital at the Company on a consolidated basis. The Company notified the Reserve Bank that the OCC issued a written determination of supervisory non-objection to the 2014-2016 Capital Plan in June 2014, and that the Bank’s Board of Directors adopted the plan in June 2014. The annual update and revision to the Capital Plan for the three-year period January 1, 2015 to December 31, 2017 was completed in conjunction with the annual budget and strategic planning initiatives and provided to the Reserve Bank in January 2015.

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

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar projections for 2012, 2013, 2014 and 2015 were provided to the Reserve Bank within the time requirements prescribed in the Agreement.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At March 31, 2015, the Company and the Bank are restricted from paying any dividends, without regulatory approval based on provisions contained in the Written Agreement.

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

The Regulatory Capital Rules are effective on January 1, 2014; however, the mandatory compliance date for the Company and the Bank as “standardized approach” banking organizations began on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the Regulatory Capital Rules will be:

•	a new common equity Tier I capital ratio of 4.50%;
•	a Tier I capital ratio of 6.00% (increased from 4.00%);
•	a total capital ratio of 8.00% (unchanged from current rules); and
•	a Tier I leverage ratio of 4.00% for all institutions.

The Regulatory Capital Rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier I capital and result in the following minimum ratios effective January 1, 2019:

•	a common equity Tier I capital ratio of 7.00%;
•	a Tier I capital ratio of 8.50%; and
•	a total capital ratio of 10.50%.

The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.50%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Regulatory Capital Rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier I capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier I capital, some of which will be phased out over time.

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

•	a new common equity Tier I risk-based capital ratio of 6.50%;
•	a Tier I risk-based capital ratio of 8.00% (increased from 6.00%);
•	a total risk-based capital ratio of 10.00% (unchanged from current rules); and
•	a Tier I leverage ratio of 5.00%.

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

The Company’s and the Bank’s actual capital positions and ratios at March 31, 2015 and December 31, 2014 are presented in the following table:

Capital Analysis

	March 31,	December 31,
(in thousands)	2015	2014
Company:
Tier I common equity	$53,646	N/A

Tier I capital	63,646	$59,930

Tier II capital:
Subordinated notes	17,500	25,000
Allowable portion of allowance for loan losses	8,697	8,591
Total tier II capital	26,197	33,591
Total risk-based capital	89,843	93,521

Total risk-weighted assets	$693,098	$683,956
Total average assets (for Tier I leverage ratio)	$968,240	$990,346

Bank:
Tier I common equity	$101,137	N/A

Tier I capital	101,137	$96,816

Tier II capital:
Allowable portion of allowance for loan losses	8,692	8,587
Total tier II capital	8,692	8,587
Total risk-based capital	109,829	105,403

Total risk-weighted assets	$692,707	$683,576
Total average assets (for Tier I leverage ratio)	$968,119	$990,407

The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at March 31, 2015 and December 31, 2014:

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2015
Total capital (to risk-weighted assets)
Company	$89,843	12.96%	$	>/=55,448	>/=8.00%	$	>/=69,310	>/=10.00%
Bank	$109,829	15.86%	$	>/=55,417	>/=8.00%	$	.>/=69,271	>/=10.00%
Tier I capital (to risk-weighted assets)
Company	$63,646	9.18%	$	>/=41,586	>/=6.00%	$	>/=55,448	>/=8.00%
Bank	$101,137	14.60%	$	>/=41,562	>/=6.00%	$	>/=55,417	>/=8.00%
Tier I common equity (to risk-weighted assets)
Company	$53,646	7.74%	$	>/=31,189	>/=4.50%	$	>/=45,051	>/=6.50%
Bank	$101,137	14.60%	$	>/=31,172	>/=4.50%	$	>=45,026	>/=6.50%
Tier I capital (to average assets)
Company	$63,646	6.57%	$	>/=38,730	>/=4.00%	$	>/=48,412	>/=5.00%
Bank	$101,137	10.45%	$	>/=38,725	>/=4.00%	$	>/=48,406	>/=5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2014
Total capital (to risk-weighted assets)
Company	$93,521	13.67%	$	>54,717	>8.00%		N/A	N/A
Bank	$105,403	15.42%	$	>54,686	>8.00%	$	>68,358	>10.00%
Tier I capital (to risk-weighted assets)
Company	$59,930	8.76%	$	>27,358	>4.00%		N/A	N/A
Bank	$96,816	14.16%	$	>27,343	>4.00%	$	>41,015	>6.00%
Tier I capital (to average assets)
Company	$59,930	6.05%	$	>39,614	>4.00%		N/A	N/A
Bank	$96,816	9.78%	$	>39,616	>4.00%	$	>49,520	>5.00%

Note 4. LOANS

The following table summarizes loans receivable, net, by category at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands)	2015	2014
Residential real estate	$125,488	$122,832
Commercial real estate	226,800	233,473
Construction, land acquisition and development	21,790	18,835
Commercial and industrial	131,895	132,057
Consumer	122,967	122,092
State and political subdivisions	42,206	40,205
Total loans, gross	671,146	669,494
Unearned income	(87)	(98)
Net deferred loan costs	1,106	871
Allowance for loan and lease losses	(10,944)	(11,520)
Loans, net	$661,221	$658,747

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

The Company originates one- to four-family mortgage loans for sale in the secondary market. During the quarter ended March 31, 2015, the Company sold $1.0 million of one- to four-family mortgages. The Company retains servicing rights on these mortgages. As part of its current asset/liability management strategy, the Company is retaining up to $10.0 million in residential mortgages in the loan portfolio. The Company did not have any residential mortgage loans held for sale at March 31, 2015. At December 31, 2014, there was $603 thousand of one- to four-family residential mortgages held-for-sale.

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

See Note 2 to the Company’s consolidated financial statements included in the 2014 Form 10-K for information about the risk characteristics related to the Company’s loan segments.

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
16

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

Based on its evaluation of the ALLL, management established an unallocated reserve of $39 thousand and $45 thousand at March 31, 2015 and December 31, 2014, respectively. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment which are based on historical loss experience for that segment. The Company has experienced net recoveries related to its construction, land acquisition and development segment of the loan portfolio for the majority of the quarters over the previous three years, which have resulted in an overall negative historical loss factors and consequently related negative provisions for this particular loan segment at March 31, 2015 and December 31, 2014. Based on the higher risk characteristics inherent in this segment of the portfolio, management reversed the negative provisions related to the negative historical loss factors and established the unallocated reserves.

The following table summarizes activity in the ALLL, by loan category, for the three months ended March 31, 2015 and 2014:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended March 31, 2015:
Allowance for loan losses:

Beginning balance, January 1, 2015	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520
Charge-offs	(68)	-	-	(70)	(139)	-	-	(277)
Recoveries	6	2	-	65	122	-	-	195
Provisions (credits)	(179)	(334)	99	(101)	42	(15)	(6)	(494)
Ending balance, March 31, 2015	$1,531	$4,331	$764	$1,998	$1,698	$583	$39	$10,944

Three months ended March 31, 2014:
Allowance for loan losses:

Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$-	$14,017
Charge-offs	(9)	-	-	(23)	(237)	-	-	(269)
Recoveries	8	6	240	63	94	-	-	411
Provisions (credits)	(172)	(493)	(289)	(549)	9	(76)	-	(1,570)
Ending balance, March 31, 2014	$2,114	$5,530	$875	$1,812	$1,655	$603	$-	$12,589

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at March 31, 2015 and December 31, 2014:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$6	$315	$95	$-	$1	$-	$-	$417
Collectively evaluated for impairment	1,525	4,016	669	1,998	1,697	583	39	10,527
Total	$1,531	$4,331	$764	$1,998	$1,698	$583	$39	$10,944

Loans receivable:
Individually evaluated for impairment	$2,735	$6,518	$347	$31	$358	$-	$-	$9,989
Collectively evaluated for impairment	122,753	220,282	21,443	131,864	122,609	42,206	-	661,157
Total	$125,488	$226,800	$21,790	$131,895	$122,967	$42,206	$-	$671,146

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$51	$331	$1	$-	$1	$-	$-	$384
Collectively evaluated for impairment	1,721	4,332	664	2,104	1,672	598	45	11,136
Total	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520

Loans receivable:
Individually evaluated for impairment	$2,487	$6,660	$256	$32	$361	$-	$-	$9,796
Collectively evaluated for impairment	120,345	226,813	18,579	132,025	121,731	40,205	-	659,698
Total	$122,832	$233,473	$18,835	$132,057	$122,092	$40,205	$-	$669,494

Credit Quality Indicators – Commercial Loans

Management continuously monitors the credit quality of the Company’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of the Company’s loan receivables.

The Company’s commercial loan classification and credit grading processes are part of the lending, underwriting, and credit administration functions to ensure an ongoing assessment of credit quality. Accurate and timely loan classification and credit grading is a critical component of loan portfolio management. Loan officers are required to review their loan portfolio risk ratings regularly for accuracy. The loan review function uses the same risk rating system in the loan review process. Quarterly, the Company engages an independent third party to assess the quality of the loan portfolio and evaluate the accuracy of ratings with the loan officer’s and management’s assessment.

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

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless collection of the loan is in process and reasonably assured. The Company utilizes accruing versus non-accruing status as the credit quality indicator for these loan pools. The following table presents the recorded investment in loans receivable by loan category and credit quality indicator at March 31, 2015 and December 31, 2014:

	Credit Quality Indicators
	March 31, 2015
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$20,901	$442	$1,052	$-	$-	$22,395	$102,493	$600	$103,093	$125,488
Commercial real estate	198,254	13,696	14,850	-	-	226,800	-	-	-	226,800
Construction, land acquisition and development	13,982	1,476	5,562	-	-	21,020	770	-	770	21,790
Commercial and industrial	122,514	2,265	2,046	-	-	126,825	5,036	34	5,070	131,895
Consumer	3,106	26	121	-	-	3,253	119,455	259	119,714	122,967
State and political subdivisions	40,603	1,041	562	-	-	42,206	-	-	-	42,206
Total	$399,360	$18,946	$24,193	$-	$-	$442,499	$227,754	$893	$228,647	$671,146

	Credit Quality Indicators
	December 31, 2014
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$19,892	$451	$1,077	$-	$-	$21,420	$100,576	$836	$101,412	$122,832
Commercial real estate	204,252	13,217	16,004	-	-	233,473	-	-	-	233,473
Construction, land acquisition and development	10,910	1,423	5,566	-	-	17,899	936	-	936	18,835
Commercial and industrial	122,261	1,962	2,397	-	-	126,620	5,437	-	5,437	132,057
Consumer	3,414	-	125	-	-	3,539	118,377	176	118,553	122,092
State and political subdivisions	38,685	925	595	-	-	40,205	-	-	-	40,205
Total	$399,414	$17,978	$25,764	$-	$-	$443,156	$225,326	$1,012	$226,338	$669,494

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.2 million and $5.5 million at March 31, 2015 and December 31, 2014, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at March 31, 2015 and December 31, 2014.

The following tables present the detail, and delinquency status, of past due and non-accrual loans at March 31, 2015 and December 31, 2014:

Performing and Non-Performing Loan Delinquency Status

	March 31, 2015
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$124,297	$353	$81	$-	$124,731
Commercial real estate	222,736	52	-	-	222,788
Construction, land acquisition and development	21,420	370	-	-	21,790
Total real estate	368,453	775	81	-	369,309

Commercial and industrial	131,475	242	22	-	131,739

Consumer	121,654	969	85	-	122,708

State and political subdivisions	42,206	-	-	-	42,206
Total performing (accruing) loans	663,788	1,986	188	-	665,962

Non-accrual loans:
Real estate:
Residential real estate	486	13	32	226	757
Commercial real estate	291	3,535	151	35	4,012
Construction, land aquisition and development	-	-	-	-	-
Total real estate	777	3,548	183	261	4,769

Commercial and industrial	11	35	-	110	156

Consumer	47	27	37	148	259

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	835	3,610	220	519	5,184

Total loans receivable	$664,623	$5,596	$408	$519	$671,146

Performing and Non-Performing Loan Delinquency Status

	December 31, 2014
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$121,407	$420	$-	$-	$121,827
Commercial real estate	229,207	136	-	-	229,343
Construction, land acquisition and development	18,740	-	95	-	18,835
Total real estate	369,354	556	95	-	370,005

Commercial and industrial	131,621	90	135	-	131,846

Consumer	120,204	1,334	378	-	121,916

State and political subdivisions	40,205	-	-	-	40,205
Total peforming (accruing) loans	661,384	1,980	608	-	663,972

Non-accrual loans:
Real estate:
Residential real estate	495	99	17	394	1,005
Commercial real estate	288	3,628	19	195	4,130
Construction, land acquisition and development	-	-	-	-	-
Total real estate	783	3,727	36	589	5,135

Commercial and industrial	55	-	52	104	211

Consumer	42	-	58	76	176

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	880	3,727	146	769	5,522

Total loans receivable	$662,264	$5,707	$754	$769	$669,494

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2015 and December 31, 2014. Non-accrual loans, other than TDRs, with aggregate loan relationship balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold, that were evaluated under ASC Topic 450 amounted to $1.0 million at March 31, 2015 and December 31, 2014.

	March 31, 2015
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,177	$1,234	$-
Commercial real estate	4,474	5,166	-
Construction, land acquisition and development	68	68	-
Total real estate loans	5,719	6,468	-

Commercial and industrial	31	58	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,750	6,526	-

With a related allowance recorded:
Real estate:
Residential real estate	1,558	1,558	6
Commercial real estate	2,044	2,044	315
Construction, land acquisition and development	279	279	95
Total real estate loans	3,881	3,881	416

Commercial and industrial	-	-	-

Consumer	358	358	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,239	4,239	417

Total impaired loans:
Real estate:
Residential real estate	2,735	2,792	6
Commercial real estate	6,518	7,210	315
Construction, land acquisition and development	347	347	95
Total real estate loans	9,600	10,349	416

Commercial and industrial	31	58	-

Consumer	358	358	1

State and political subdivisions	-	-	-
Total impaired loans	$9,989	$10,765	$417

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$385	$410	$-
Commercial real estate	4,401	5,024	-
Construction, land acquisition and development	68	68	-
Total real estate loans	4,854	5,502	-

Commercial and industrial	32	59	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	4,886	5,561	-

With a related allowance recorded:
Real estate:
Residential real estate	2,102	2,137	51
Commercial real estate	2,259	2,259	331
Construction, land acquisition and development	188	188	1
Total real estate loans	4,549	4,584	383

Commercial and industrial	-	-	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,910	4,945	384

Total impaired loans:
Real estate:
Residential real estate	2,487	2,547	51
Commercial real estate	6,660	7,283	331
Construction, land acquisition and development	256	256	1
Total real estate loans	9,403	10,086	383

Commercial and industrial	32	59	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans	$9,796	$10,506	$384

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship of greater than $100,000 and TDRs, amounted to $10.0 million and $9.8 million at March 31, 2015 and December 31, 2014, respectively. The related allowance recorded for impaired loans was $0.4 million at March 31, 2015 and December 31, 2014.

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Residential real estate	$2,897	$33	$1,790	$14
Commercial real estate	6,567	30	6,628	31
Construction, land acquisition and development	349	4	304	4
Total real estate	9,813	67	8,722	49

Commercial and industrial	31	-	129	-

Consumer	359	3	457	4

State and political subdivisions	-		-	-
Total impaired loans	$10,203	$70	$9,308	$53

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans for the quarter ended on March 31, 2015 and 2014 in accordance with their original terms approximated $91 thousand and $103 thousand, respectively.

Troubled Debt Restructured Loans

TDRs at March 31, 2015 and December 31, 2014 were $9.4 million and $9.0 million, respectively. Accruing and non-accruing TDRs were $5.8 million and $3.6 million, respectively at March 31, 2015 and $5.3 million and $3.7 million, respectively at December 31, 2014. Approximately $417 thousand and $346 thousand in specific reserves have been established for these loans as of March 31, 2015 and December 31, 2014, respectively. The Company was not committed to lend additional funds to any loan classified as a TDR at March 31, 2015.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by loan category during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructuring:
Residential real estate	2	$656	$656	2	$183	$240
Commercial real estate	-	-	-	4	238	238
Construction, land acquisition and development	1	96	96	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	1	135	135
States and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	3	$752	$752	7	$556	$613

The three loans modified as TDRs during the three months ended March 31, 2015 increased the ALLL by $94 thousand at March 31, 2015, and the seven loans modified as TDRs during the three months ended March 31, 2014 increased the ALLL by $1 thousand.

The following tables present the types of modifications made during the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015
			Construction,
	Residential	Commercial	Land Acquisition	Commercial		States and Political
(in thousands)	Real Estate	Real Estate	and Development	and Industrial	Consumer	Subdivisions	Total
Types of modification:
Extension of term	$656	$-	$96	$-	$-	$-	$752
Total modifications	$656	$-	$96	$-	$-	$-	$752

	Three months ended March 31, 2014
			Construction,
	Residential	Commercial	Land Acquisition	Commercial		States and Political
(in thousands)	Real Estate	Real Estate	and Development	and Industrial	Consumer	Subdivisions	Total
Type of modification:
Extension of term	$-	$238	$-	$-	$135	$-	$373
Extension of term and capitalization of taxes	240	-	-	-	-	-	240
Total modifications	$240	$238	$-	$-	$135	$-	$613

There were no TDRs which re-defaulted (defined as past due 90 days) during the three months ended March 31, 2015 and 2014 and for which the payment re-default occurred within one year of the modification.

Note 5. Other Real Estate Owned

The following table presents the composition of OREO at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands)	2015	2014
Land/lots	$1,252	$1,287
Commercial real estate	941	941
Residential real estate	176	27
Total other real estate owned	$2,369	$2,255

The following table presents the activity in OREO for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014
Balance, January 1,	$2,255	$4,246
Property foreclosures	149	-
Valuation adjustments	(12)	(53)
Carrying value of OREO sold	(23)	(771)
Balance, March 31,	$2,369	$3,422

There were no consumer mortgage loans that were in the process of foreclosure at March 31, 2015. There was one residential real estate property with a carrying value of $149 thousand that was foreclosed upon during the three months ended March 31, 2015. There were three residential real estate properties with an aggregate carrying value of $176 thousand included in OREO at March 31, 2015, and two properties with an aggregate carrying value of $27 thousand included in OREO at December 31, 2014.

The following table details the components of net expense of OREO for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Insurance	$14	$27
Legal fees	20	9
Maintenance	-	10
Professional fees	-	10
Real estate taxes	26	49
Utilities	10	3
Other	18	5
Valuation adjustments	12	53
Total expense	100	166
Income from the operation of foreclosed properties	-	(3)
Net expense of OREO	$100	$163

Note 6. Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent. The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities at March 31, 2015 and December 31, 2014:

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$26,502	$425	$-	$26,927
Obligations of state and political subdivisions	11,199	111	3	11,307
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	25,304	491	3	25,792
Collateralized mortgage obligations - commercial	62,167	807	7	62,967
Residential mortgage-backed securities	72,742	1,260	-	74,002
Corporate debt securities	500	-	75	425
Negotiable certificates of deposit	2,232	13	-	2,245
Equity securities	1,010	-	40	970
Total available-for-sale securities	$201,656	$3,107	$128	$204,635

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$29,246	$77	$47	$29,276
Obligations of state and political subdivisions	23,132	1,380	3	24,509
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	26,129	103	1	26,231
Collateralized mortgage obligations - commercial	61,017	492	253	61,256
Residential mortgage-backed securities	73,998	441	341	74,098
Corporate debt securities	500	-	80	420
Negotiable certificates of deposit	2,232	-	-	2,232
Equity securities	1,010	-	43	967
Total available-for-sale securities	$217,264	$2,493	$768	$218,989

At March 31, 2015 and December 31, 2014, securities with a carrying amount of $202.2 million and $217.6 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of the Company’s available-for-sale debt securities at March 31, 2015 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2015
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$-	$-
After one year through five years	2,232	2,245
After five years through ten years	35,631	36,128
After ten years	2,570	2,531
Collateralized mortgage obligations	87,471	88,759
Residential mortgage-backed securities	72,742	74,002
Total	$200,646	$203,665

Gross proceeds from the sale of available-for-sale securities were $35.9 million and $11.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively, with gross gains of $2.2 million and $1.2 million, respectively realized upon the sales. There were no losses realized upon the sales for the three months ended March 31, 2015 and 2014.

In the first quarter of 2014, the Company sold its entire held-to-maturity portfolio consisting of four obligations of states and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of the held-to-maturity portfolio were $2.7 million for the three months ended March 31, 2014, with gross gains of $0.4 million realized upon the sale. The four securities were tax-exempt, zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit and concentration risk within the investment portfolio.

The following tables indicate the length of time that individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of US government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	-	-	-	1	256	3	1	256	3
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	1,271	3	-	-	-	2	1,271	3
Collateralized mortgage obligations - commercial	1	5,229	7	-	-	-	1	5,229	7
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	-
Corporate debt securities	-	-	-	1	425	75	1	425	75
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity Securities	-	-	-	1	960	40	1	960	40
Total	3	$6,500	$10	3	$1,641	$118	6	$8,141	$128

	December 31, 2014
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligantions of U.S. government agencies	2	$9,513	$47	-	$-	$-	2	$9,513	$47
Obligations of state and policitical subdivisions	-	-	-	1	254	3	1	254	3
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	1	653	1	-	-	-	1	653	1
Collateralized mortgage obligations - commercial	7	32,513	105	3	8,693	148	10	41,206	253
Residential mortgage-backed securities	3	16,659	56	6	37,619	285	9	54,278	341
Corporate debt securities	-	-	-	1	420	80	1	420	80
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	957	43	1	957	43
Total	13	$59,338	$209	12	$47,943	$559	25	$107,281	$768

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

Securities issued by U.S. government or U.S. government-sponsored agencies, including single-maturity bonds, residential mortgage-backed securities, and residential and commercial CMOs, comprise the majority of the Company’s securities portfolio. Management performed a review of the fair values of all securities in an unrealized loss position as of March 31, 2015 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. At March 31, 2015, the Company held six securities that were in an unrealized loss position, with three of those securities in an unrealized loss position for more than 12 months. All but one of the securities in an unrealized loss position at March 31, 2015 were debt securities. Additionally, management considers the severity of each security’s unrealized loss position, placing greater emphasis on any security with a unrealized loss greater than 5.0% of its amortized cost. At March 31, 2015, there was one security, a corporate debt security, with an unrealized loss greater than 5.0% of its amortized cost. The security, a floating rate bond of JP Morgan Chase, had an unrealized loss of $75 thousand, or 15.0%, of its amortized cost at March 31, 2015. This bond was originally issued by Chase Manhattan Bank. JP Morgan Chase, surviving after the merger, is one of the largest banks in the world with a legacy dating back to 1799. JP Morgan Chase was considered well capitalized under regulatory capital guidelines at March 31, 2015.

The remaining five securities in an unrealized position at March 31, 2015 included three securities issued by a U.S. government or government-sponsored agency, one obligation of a state and political subdivision and one equity security. The obligations of the U.S. government or government-sponsored agencies are securities issued by GNMA and FHLMC that are currently rated Aaa by Moody’s Investor Services or AAA by Standard & Poor’s (“S&P”) and are guaranteed by the U.S. government. The one state and political subdivision obligation in an unrealized loss position at March 31, 2015 was a general-purpose debt obligation, which has an S&P credit rating of A+, is secured by the unlimited taxing power of the issuer and carries a secondary level of credit enhancement. The one equity security in an unrealized loss position at March 31, 2015 was a mutual fund investment that qualifies the Company for credit under the Community Reinvestment Act. The mutual fund is comprised of one- to four-family residential mortgage-backed securities collateralized by properties within the Company’s geographical market. In aggregate, unrealized losses totaled $128 thousand, which represented only 0.06%, of the total amortized cost of investment securities at March 31, 2015.

To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the result of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2015.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $4.4 million and $4.2 million at March 31, 2015 and December 31, 2014, respectively. FRB stock of $1.3 million is included in Other Assets at March 31, 2015 and December 31, 2014. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at March 31, 2015.

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

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information (Level 3 inputs), the Company evaluates the appropriateness and quality of each price. The Company reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value. If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.

The Company did not own any securities for which fair value was determined using Level 3 inputs at March 31, 2015 and December 31, 2014. The Company did own one security issued by a state and political subdivision that was valued using level 3 inputs during 2014, which was paid off prior to December 31, 2014. This security had a credit rating that was either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities had become inactive. This security was historically priced using Level 2 inputs. The credit ratings withdrawal and downgrade have resulted in a decline in the level of significant other observable inputs for this investment security at the measurement dates. Broker pricing and bid/ask spreads were very limited for this security. At March 31, 2014, the Company had obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

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

Assets measured at fair value on a recurring basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value Measurements at March 31, 2015
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$26,927	$-	$26,927	$-
Obligations of state and political subdivisions	11,307	-	11,307	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	25,792	-	25,792	-
Collateralized mortgage obligations - commercial	62,967	-	62,967	-
Residential mortgage-backed securities	74,002	-	74,002	-
Corporate debt securities	425	-	425	-
Negotiable certificates of deposit	2,245	-	2,245	-
Equity securities	970	970	-	-
Total available-for-sale securities	$204,635	$970	$203,665	$-

	Fair Value Measurements at December 31, 2014
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$29,276	$-	$29,276	$-
Obligations of state and political subdivisions	24,509	-	24,509	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	26,231	-	26,231	-
Collateralized mortgage obligations - commercial	61,256	-	61,256	-
Residential mortgage-backed securities	74,098	-	74,098	-
Corporate debt securities	420	-	420	-
Negotiable certificates of deposit	2,232	-	2,232	-
Equity securities	967	967	-	-
Total available-for-sale securities	$218,989	$967	$218,022	$-

The following tables present a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2015 and 2014:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	State and Political Subdivisions
	Three Months Ended March 31,
(in thousands)	2015	2014
Balance at January 1,	$-	$571
Amortization	-	-
Accretion	-	-
Purchases	-	-
Paydowns	-	(145)
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	11
Balance at March 31,	$-	$437

There were no transfers between levels within the fair value hierarchy during the periods ended March 31, 2015 and 2014.

Assets measured at fair value on a non-recurring basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis:

Fair Value Measurements at March 31, 2015
		Quoted Prices in	Significant	Significant
		Active	Other	Other
		markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,732	$-	$-	$5,732
Other real estate owned	$14	$-	$-	$14

Fair Value Measurements at December 31, 2014
		Quoted Prices in	Significant	Significant
		Active	Other	Other
		markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,380	$-	$-	$5,380
Other real estate owned	$2,087	$-	$-	$2,087

(1)	Represents carrying value and related write-downs for which adjustments are based on appraised value less estimated selling costs. Management may make adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

Collateral-dependent impaired loans are classified as Level 3 assets and the estimated fair value of the collateral is based on the appraised value or other reasonable offers less estimated costs to sell. The Company estimates selling costs at 10.0% of appraised value. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off. The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses. The related allowance representing the adjustment of the recorded investment to fair value at March 31, 2015 and December 31, 2014 was $146 thousand and $102 thousand, respectively. Included in the adjustment at March 31, 2015, was a full valuation allowance for one collateral dependent impaired construction, land acquisition and development loan for which the Company was unable to obtain a current appraisal prior to the valuation date. The collateral supporting this loan is located in Monroe County. Based on the decline in real estate values in this market area, management decided that a full valuation allowance in the amount of $94 thousand was warranted at March 31, 2015. There were no additional valuation adjustments other than 10.0% for estimated selling costs at December 31, 2014.

OREO properties are recorded at fair value less the estimated cost to sell at the date of the Company’s acquisition of the property. For OREO properties, the Company generally estimates selling costs at 10.0% of appraised value. Subsequent to the Company’s acquisition, the balance may be written down further. It is the Company’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans and OREO, and estimate fair value using those appraisals. Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements. Adjustments of the carrying value of OREO to fair value in the form of valuation adjustments at March 31, 2015 and December 31, 2014 totaled $12 thousand and $1.6 million, respectively.

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

The following table summarizes the estimated fair values of the Company’s financial instruments at March 31, 2015 and at December 31, 2014:

	Fair Value	March 31, 2015		December 31, 2014
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$37,375	$37,375	$35,667	$35,667
Securities available for sale	See previous table	204,635	204,635	218,989	218,989
FHLB and FRB Stock	Level 2	4,411	4,411	4,154	4,154
Loans held for sale	Level 2	-	-	603	603
Loans, net	Level 3	661,221	661,164	658,747	659,231
Accrued interest receivable	Level 2	2,118	2,118	2,075	2,075
Mortgage servicing rights	Level 3	278	855	333	898

Financial liabilities
Deposits	Level 2	775,111	765,927	795,336	779,986
Borrowed funds	Level 2	102,922	106,579	96,504	100,020
Accrued interest payable	Level 2	10,788	10,788	10,262	10,262

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

The following table presents the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
(in thousands, except share data)	2015	2014
Net income	$3,475	$3,513

Basic weighted-average number of common shares outstanding	16,490,111	16,471,569
Plus: Common share equivalents	-	866
Diluted weighted-average number of common shares outstanding	16,490,111	16,472,435

Income per common share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21

For the three months ended March 31, 2014, common share equivalents in the table above are related entirely to the incremental shares of unvested restricted stock. There were no common share equivalents related to incremental shares of restricted stock for the three months ended March 31, 2015, as the weighted-average price of the Company’s common stock was below the fair value on the grant dates.

Common share equivalents, in the table above, exclude stock options of 64,479 for the three months ended March 31, 2015 and 77,937 for the three months ended March 31, 2014 with exercise prices that exceed the average market price of the Company’s common shares during the periods presented. Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.

Note 9. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income:

	Three Months Ended March 31, 2015
	Amount Reclassifed
	from Accumulated
	Other Comprehensive	Affected Line Item in the
(in thousands)	Income	Consolidated Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(2,224)	Net gain on sale of securities
Taxes	756	Income taxes
Net of tax amount	$(1,468)

	Three Months Ended March 31, 2014
	Amount Reclassifed
	from Accumulated
	Other Comprehensive	Affected Line Item in the
(in thousands)	Income	Consolidated Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(1,200)	Net gain on sale of securities
Taxes	408	Income taxes
Net of tax amount	$(792)

The following table summarizes the changes in accumulated other comprehensive income, net of tax:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Beginning balance	$1,138	$(3,092)
Other comprehensive income before reclassifications	2,296	4,227
Amounts reclassified from accumulated other comprehensive income	(1,468)	(792)
Net other comprehensive income during the period	828	3,435
Ending balance	$1,966	$343

Note 10. Related Party Transactions

The Company and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers of the Company and the Bank and their related parties.

The Company has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans and advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015
(in thousands)	2015	2014
Balance January 1,	$36,783	$29,301
Additions, new loans and advances	23,888	9,749
Repayments	(18,407)	(6,223)
Balance March 31,	$42,264	$32,827

At March 31, 2015, there were no loans to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.

Included in related party loans is a commercial line of credit with a company owned by a director with a net balance outstanding of $5.3 million at March 31, 2015. The gross balance outstanding for this loan was $8.8 million at March 31, 2015. The Company has sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.5 million is outstanding. The Company receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Company at March 31, 2015 and December 31, 2014 amounted to $87.2 million and $77.4 million, respectively. Interest paid on the deposits amounted to $36 thousand and $23 thousand for the three months ended on March 31, 2015 and 2014, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments for these services of $406 thousand and $492 thousand for the three months ended March 31, 2015 and 2014, respectively.

Subordinated notes held by officers and directors and/or their related parties totaled $9.0 million at both March 31, 2015 and December 31, 2014. There was no interest paid to directors on these notes for the three months ended on March 31, 2015 and 2014. Interest accrued and unpaid on the notes totaled $3.8 million at March 31, 2015.

Note 11. Stock Compensation Plans

On August 30, 2000, the Company’s Board adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options could have been granted to key officers and other employees of the Company. The aggregate number of shares which could have been issued upon exercise of the options under the plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options are awarded and expire ten years after the award date. Upon exercise, the shares are issued from the Company’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Therefore, no further grants will be made under the plan.

The Board also adopted on August 30, 2000, the 2000 Independent Directors Stock Option Plan (the “Directors’ Stock Plan”) for directors who were not officers or employees of the Company. The aggregate number of shares issuable under the Directors’ Stock Plan could not exceed 550,000 shares and were exercisable six months from the date the awards are granted and expired three years after the award date. Upon exercise, the shares are issued from the Company’s authorized but unissued shares. The Directors’ Stock Plan expired on August 30, 2010, therefore, no further grants will be made under the plan.

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in the three months ended March 31, 2015 and 2014.

The following table summarizes the status of the Company’s stock option plans:

	Three Months Ended March 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1.	64,479	$15.87	82,598	$15.98
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(4,661)	16.05
Outstanding at March 31,	64,479	$15.87	77,937	$15.98
Options exercisable at March 31,	64,479	$15.87	77,937	$15.98
Weighted average fair value of options granted during the period		$-		$-
Stock-based compensation expense		$-		$-

At March 31, 2015 and 2014 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at March 31, 2015:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.81 - $23.13	64,479	2.5	$15.87	64,479	$15.87

On November 27, 2013, the Board of Directors adopted the 2013 Employee Stock Grant Plan (the “2013 Stock Grant Plan”) under which shares of common stock not to exceed 15,000 were authorized to be granted to employees. On December 2, 2013, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 14,400 shares granted under the 2013 Stock Grant Plan at a fair value of $4.26 per share. On October 29, 2014, the Board of Directors adopted the 2014 Employee Stock Grant Plan (the “2014 Stock Grant Plan”) under which shares of stock not to exceed 13,500 were authorized to be granted to employees. On December 1, 2014, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 12,850 share granted under the 2014 Stock Grant Plan at a fair value of $6.02 per share. The total cost of these grants, which was included in salary expense in the Consolidated Statements of Income, amounted to $77 thousand and $61 thousand for the years ended December 31, 2014 and 2013, respectively. No additional shares were granted under either plan.

The Board of Directors, upon the recommendation of the Compensation Committee, formally adopted a Long-Term Incentive Compensation Plan (“LTIP”) on October 23, 2013. The LTIP was ratified at the 2013 Annual Shareholders Meeting on December 23, 2013. The LTIP is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. On March 1, 2015, an additional 84,900 shares of restricted stock were awarded under the LTIP. At March 31, 2015, there were 1,069,683 shares of common stock available for award under the LTIP. For the three months ended March 31, 2015 and 2014, stock-based compensation expense, which is included in salaries and employee benefits expense in the Consolidated Statements of Income, totaled $41 thousand and $10 thousand. Total unrecognized compensation expense related to unvested restricted stock awards was $659 thousand and $297 thousand at March 31, 2015 and 2014, respectively.

The following table presents the status of the Company’s unvested restricted stock awards as of, and during the three months ended, March 31, 2015 and 2014:

	Three Months Ended March 31,		Three Months Ended March 31,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at January 1,	45,750	$6.70	-	$-
Awards granted	84,900	5.75	45,750	6.70
Forfeitures	(333)	6.70	-	-
Vestings	(16,526)	6.70	-	-
Unvested at March 31,	113,791	$5.99	45,750	$6.70

Note 12. Income Taxes

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence. The Company’s deferred tax position has been affected by several significant transactions that occurred in prior years. These transactions included the provision for loan losses, the level of non-accrual loans, valuation of other real estate owned and other-than-temporary impairment losses incurred on certain available-for-sale securities, and resulted in the Company being in a cumulative deficit position since 2009. Accordingly, under applicable accounting guidance, the Company has established a full valuation allowance for its net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities. Valuation allowances, related to net deferred tax assets, established by the Company amounted to $30.3 million at March 31, 2015 and December 31, 2014.

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighed both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can objectively verified. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred taxable losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. While the Company generated taxable income in the first quarter of 2015 and for the year ended December 31, 2014, it recorded taxable losses for the years ended December 31, 2013 and 2012.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013, 2014 and in the first quarter of 2015, these amounts have been the result of significant non-recurring or non-taxable transactions, such as the credit for loan and lease losses, legal settlements and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Until such time when the Company’s cumulative results are positive, it does not believe there is sufficient positive evidence to overcome the negative evidence presented. The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained.

The Company recorded a credit for income tax expense of $62 thousand for the three months ended March 31, 2015, and a provision for income tax expense of $70 for the three months ended March 31, 2014. Both amounts were entirely related to alternative minimum tax.

Note 13. Contingencies

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally related to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. On January 28, 2015, the Company and the SEC entered into a settlement agreement resolving these issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. As part of this settlement agreement, on January 30, 2015, the Company paid a civil money penalty of $175 thousand to the SEC. The Company accrued for the $175 thousand civil money penalty in its 2014 results of operations.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of March 31, 2015 $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit in 2014.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and the Bank, as well as several current and former officers and directors of the Company, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to the Company. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by the Company and the Bank. The Company and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to the Company and the Bank under the insurance policy. At this time, the matter is in the discovery stage and the Company cannot reasonably determine the outcome or potential range of loss in connection with this matter.

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

On January 22, 2014, the Bank was advised by the Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) that FinCEN was investigating the Bank for alleged violations of the Bank Secrecy Act (“BSA”).  On May 28, 2014, the Bank was advised by the Office of the Comptroller of the Currency (“OCC”) that the OCC was investigating allegations that the Bank failed to file timely SARS. On November 18, 2014, both FinCEN and OCC advised the Bank that they intended on assessing civil money penalties against the Bank.  Subsequent to November 18, 2014, the Bank had been in discussions with both regulatory agencies about the alleged BSA violations.  On February 27, 2015, the Bank reached a comprehensive settlement with FinCEN and OCC to resolve the BSA allegations.  In order to settle the matter, the Bank consented to an aggregate civil money penalty assessment of $1.5 million which was accrued for at December 31, 2014 and included in non-interest expense for the year ended December 31, 2014. The Company paid the $1.5 million civil money penalty on February 27, 2015.

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

There have been no changes in the status of the other litigation disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, please read this section in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

The Company is in the business of providing customary retail and commercial banking services to individuals and businesses within its primary market area located in Northeastern Pennsylvania.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that the Company periodically files with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2014.

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

The ALLL consists of three components, a specific component, a general component and an unallocated component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on nonaccrual status above the $100 thousand loan relationship threshold and all loans considered troubled debt restructurings (“TDRs”) are classified as impaired. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

See Note 4- “Loans” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

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

On a quarterly basis, management evaluates individual investment securities having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for the three months ended March 31, 2015 and 2014 within the Consolidated Statements of Income.

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

The Company records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. The Company establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On December 31, 2010, the Company established a valuation allowance equal to 100 percent of its net deferred tax asset, excluding deferred tax assets and liabilities related to unrealized holding gains and losses on available-for-sale securities, and has maintained such an allowance through March 31, 2015.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2015 and December 31, 2014, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

New Authoritative Accounting Guidance

ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” changes the criteria for reporting a discontinued operation. Under the new guidance, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This new guidance reduces complexity by removing the complex and extensive implementation guidance and illustrations that are necessary to apply the current definition of a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations that will provide users with more information about the assets, liabilities, revenues and expenses of a discontinued operation and will require pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting, which will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

ASU 2014-11, Transfers and Servicing (Topic 860): “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements by aligning the accounting for these transactions with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial assets and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward arrangement, which has resulted in outcomes referred to as off-balance sheet accounting. ASU 2014-11 also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction, and requires expanded disclosure about the nature of the collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. On April 29, 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of ASU 2014-09 for both public and private entities for one year. The Company will adopt this guidance in accordance with the final outcome of the FASB’s extension proposal, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

ASU 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis,” improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs,” more closely aligns the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards. Under ASU 2015-03 debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and requires retrospective application to all prior periods presented in the financial statements. Early adoption of this guidance is permitted. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” provides explicit guidance on a customer’s accounting for fees paid in a cloud computing environment. Specifically, the amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of this guidance is permitted. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

On March 25, 2015, the Office of the Comptroller of the Currency (“OCC”) notified First National Community Bank, the Company’s wholly-owned subsidiary (the “Bank”), that it was fully and completely released from the Consent Order it entered into with the OCC in September 2010. The release signifies that the OCC determined that the Bank had met all of the requirements mandated by the Consent Order. The Company anticipates a reduction in its noninterest expense, including FDIC insurance, OCC assessment and general liability and fidelity bond insurance which have been elevated due to operating under the Consent Order. In addition, while operating under the Consent Order, the Company was prohibited from using brokered deposits as a source of liquidity. With the release from the Consent Order, the Company can now utilize brokered deposits as a funding alternative. The Company continues to be subject to a Written Agreement dated November 24, 2010 entered into with the Federal Reserve Bank of Philadelphia.

The Company recorded net income of $3.5 million, or $0.21 per diluted common share, for both the three months ended March 31, 2015 and 2014. Comparing the three months ended March 31, 2015 and 2014, decreases in net interest income, non-interest income and the credit for loan and lease losses were almost entirely offset by a reduction in non-interest expense. Annualized return on average assets and return on average equity were 1.45% and 26.34%, respectively, for the three months ended March 31, 2015, compared to 1.46% and 38.45%, respectively, for three months ended March 31, 2014. The Company did not pay any dividends during the three months ended March 31, 2015 and 2014.

Total assets decreased $9.8 million, or 1.0%, to $960.2 million at March 31, 2015 from $970.0 million at December 31, 2014. The balance sheet reduction was due primarily to a $20.2 million, or 2.5%, decrease in total deposits to $775.1 million at March 31, 2015 from $795.3 million at December 31, 2014. Loans, net of deferred loan origination fees and costs, unearned income and the ALLL grew $2.5 million, or 0.4%, while available-for-sale investment securities decreased $14.4 million, or 6.6%.

The decrease in total deposits was due to a $31.1 million, or 4.6%, decline in interest-bearing deposits, which resulted primarily from the cyclical deposit outflows from several large commercial and municipal accounts and the expected runoff of $11.8 million in certificates of deposit obtained through QwickRate®, a national listing service and $4.5 million in brokered certificates of deposit. Partially offsetting these outflows was an increase in non-interest-bearing demand deposits of $10.9 million, or 8.8%, which reflected the Company’s continued focus on core deposit growth. The Company’s borrowings with the FHLB increased $6.4 million, or 10.5%, to $67.6 million at March 31, 2015 from $61.2 million at December 31, 2014.

Total shareholders’ equity increased $4.3 million, or 8.4%, to $55.7 million at March 31, 2015 from $51.4 million at December 31, 2014. The capital improvement resulted primarily from net income of $3.5 million, coupled with a $0.8 million increase in accumulated other comprehensive income, which resulted from appreciation in the fair value of available-for-sale securities offset by the tax impact of the appreciation.

Management will continue to build on the initiatives put in place in 2014 and implement additional strategies focused on growing core deposits, increasing net interest income, generating additional non-interest revenue streams and further reducing non-interest expenses.

In addition, plans are underway to transition to a new core bank operating system in the fall of 2015. The conversion to a more robust system will provide the Company with new technologies to improve day-to-day operations and reporting capabilities, and allow it to create efficiencies and provide customers with delivery system enhancements and greater customer service.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income(interest and fees on interest-earning assets), and (ii) interest expense(interest paid on the Company’s deposits and borrowed funds). Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates. Tax-equivalent net interest income and the net interest margin were largely impacted by the repositioning of the investment portfolio from tax-exempt obligations of state and political subdivisions to taxable investments. This repositioning was part of the Company’s tax planning strategies designed to utilize its net operating loss carryovers. Net interest income on a tax-equivalent basis decreased $614 thousand comparing the three-month periods ending March 31, 2015 and 2014. The Company’s tax-equivalent net interest margin, compressed 24 basis points to 2.85% during the three months ended March 31, 2015 from 3.09% for the same three months of2014. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The margin decrease was primarily due to lower yields on the investment portfolio caused by the repositioning from tax-exempt securities to taxable and an overall decrease in the average balance of the investment portfolio. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 2.73% for the three months ended March 31, 2015, a decrease of 24 basis points compared to 2.97% for the same period of 2014.

Interest income on a tax equivalent basis decreased $772 thousand to $7.9 million for the three-month period ended March 31, 2015 compared to $8.7 million in 2014. As mentioned above, the decrease primarily resulted from the repositioning of the investment portfolio. The average balance of tax-exempt investments decreased $57.9 million, or 93.1%, to $4.3 million for the three months ended March 31, 2015 from $62.1 million for the same three months of 2014, which caused a $1.0 million corresponding decrease to tax-equivalent interest income. The average balance of taxable investments increased $26.8 million, or 16.0%, but was only able to mitigate the decrease by $153 thousand. With regard to the loan portfolio, a $22.6 million, 3.5%, increase in the average balance of loans was more than entirely offset by a 15 basis point reduction in the tax-equivalent yield on the portfolio. Taxable loans averaged $23.2 million higher, while the average balances of tax-exempt loans decreased $0.6 million, which resulted in a net increase in interest income of $223 thousand. The tax-equivalent yield on the loan portfolio fell 15 basis points to 3.94% in the first quarter of 2015 from 4.09% for the same quarter of 2014, which caused a corresponding decrease to tax-equivalent interest income of $250 thousand. The decrease in loan yields reflected competitive pressures for commercial loans within our market area and current promotions involving short-term residential mortgage products and indirect auto loans. In addition, as part of its asset/liability strategy, the Company is currently retaining mortgages which in the past were predominantly originated for sale on the secondary market.

Partially offsetting the decrease in interest income was a $158 thousand reduction in interest expense to $1.4 million for the three months ended March 31, 2015 from $1.6 million for the same three months of 2014. The 10.0% reduction in interest expense was predominantly caused by a $27.5 million, or 3.5%, decrease in average interest-bearing liabilities, coupled with a 5 basis point decline in the cost of funds to 0.75% in 2015 from 0.80% in 2014. A $60.7 million, or 8.4%, decrease in average deposits, driven by decreases in time deposits, was the primary factor leading to the decrease in average interest-bearing liabilities and resulted in a reduction to interest expense of $142 thousand. The Company experienced decreases in average time deposits over $100 thousand and other time deposits of $43.5 million and $18.8 million, respectively. The decrease in large denomination time deposits reflected the planned maturity and runoff of certificates of deposit originated through QwickRate®, a national deposit listing service. The decrease in other time deposits resulted from the planned runoff of QwickRate® certificates, the maturity of $4.5 million in brokered certificates and maturing certificates of customers bearing higher interest rates that were not renewed given the current low rate environment. As part of the Company’s asset/liability strategy, maturing certificates were replaced through generating core deposits and lower-costing FHLB of Pittsburgh advances. As a result of this strategy, the average balance of borrowed funds increased $33.2 million, or 50.4%, to $99.0 million for the three months ended March 31, 2015 from $65.8 million for the same three months of 2014. The increase in average borrowed funds resulted in additional interest expense of $288 thousand. With regard to fund costs, the Company’s cost of deposits and borrowings decreased 6 basis points and 134 basis points, respectively comparing the three months ended March 31, 2015 and 2014, and resulted in a combined decrease in interest expense of $304 thousand.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table presents certain information about the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	March 31, 2015			March 31, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable(4)	$633,731	$6,148	3.88%	$610,513	$6,160	4.04%
Loans-tax free (4)	41,125	491	4.78%	41,709	506	4.85%
Total loans (1)(2)	674,856	6,639	3.94%	652,222	6,666	4.09%
Securities-taxable	194,268	1,154	2.38%	167,454	897	2.14%
Securities-tax free	4,283	76	7.10%	62,140	1,076	6.93%
Total securities (1)(5)	198,551	1,230	2.48%	229,594	1,973	3.44%
Interest-bearing deposits in other banks	34,708	21	0.24%	36,018	23	0.26%
Total earning assets	908,115	7,890	3.48%	917,834	8,662	3.77%
Non-earning assets	72,990			74,588
Allowance for loan and lease losses	(11,514)			(14,130)
Total assets	$969,591			$978,292

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$328,438	120	0.15%	$331,144	112	0.14%
Savings deposits	91,908	15	0.07%	87,631	15	0.07%
Time deposits over $100,000	116,674	210	0.72%	160,149	306	0.76%
Other time deposits	121,173	338	1.12%	139,968	432	1.23%
Total interest-bearing deposits	658,193	683	0.42%	718,892	865	0.48%
Borrowed funds and other interest-bearing liabilities	99,046	732	2.96%	65,846	708	4.30%
Total interest-bearing liabilities	757,239	1,415	0.75%	784,738	1,573	0.80%
Demand deposits	132,316			132,712
Other liabilities	26,525			23,785
Shareholders' equity	53,511			37,057
Total liabilities and shareholders' equity	$969,591			$978,292
Net interest income/interest rate spread (6)		6,475	2.73%		7,089	2.97%
Tax equivalent adjustment		(193)			(538)
Net interest income as reported		$6,282			$6,551

Net interest margin (7)			2.85%			3.09%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	March 31,
	2015 vs. 2014
	Increase (Decrease)
	Due to	Due to	Total
(in thousands)	Volume	Rate	Change
Interest income:
Loans - taxable	$230	$(242)	$(12)
Loans - tax free	(7)	(8)	(15)
Total loans	223	(250)	(27)
Securities - taxable	153	104	257
Securities - tax free	(1,023)	23	(1,000)
Total securities	(870)	127	(743)
Interest-bearing deposits in other banks	(1)	(1)	(2)
Total interest income	(648)	(124)	(772)

Interest expense:
Interest-bearing demand deposits	(1)	9	8
Savings deposits	1	(1)	-
Time deposits over $100,000	(87)	(9)	(96)
Other time deposits	(55)	(39)	(94)
Total interest-bearing deposits	(142)	(40)	(182)
Borrowed funds and other interest-bearing liabilities	288	(264)	24
Total interest expense	146	(304)	(158)
Net interest income	$(794)	$180	$(614)

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

The Company recorded a credit for loan and lease losses of $0.5 million for the three month period ended March 31, 2015, compared to a credit of $1.6 million for the three months ended March 31, 2014. The release of reserves in the first quarter of 2015 reflected the continued improvement in asset quality metrics and reductions in historical loss and qualitative factors.

Non-interest Income

For the three months ended March 31, 2015 and 2014, non-interest income totaled $3.4 million and $3.5 million, respectively. The change resulted primarily from a $607 thousand decrease in gains on branch divestitures, which was non-recurring and resulted from the sale of the Company’s Monroe County branches in the first quarter of 2014. In addition, the Company experienced decreases in net gains on the sale of mortgage loans and OREO of $35 thousand and $24 thousand, respectively, and a decrease in income from bank-owned life insurance of $32 thousand. Partially offsetting these decreases was an increase in net gains on the sale of securities of $656 thousand to $2.2 million for the first quarter of 2015 from $1.6 million for the same quarter of 2014.

Non-interest Expense

Non-interest expense decreased $1.2 million, or 15.1%, to $6.8 million for the three month period ended March 31, 2015, from $8.0 million for the same period in 2014. The decrease primarily reflected significant reductions in legal expense, professional fees, regulatory assessments and salaries and employee benefits. Legal expense decreased $484 thousand, or 74.8% to $163 thousand for the three months ended March 31, 2015 from $647 thousand for the same three months of 2014, and reflected the resolution of costly litigation. Professional fees declined $149 thousand, or 33.1%, as the Company continued to reduce its reliance on outside consultants and focused on managing controllable expenses.

During the first quarter of 2014, the Company was notified by the Federal Deposit Insurance Corporation (“FDIC”) that its risk category for FDIC assessments had improved from a risk category III to a risk category II based upon the Company’s most recent regulatory examination. Due to the change in risk categories, the Company’s initial base assessment rate for deposit insurance decreased from 0.23 basis points to 0.14 basis points. The new assessment rate became effective on February 18, 2014. In addition, the Company had been paying a 100% surcharge on its assessment charged by the OCC. During the second half of 2014, because of the improvement in risk category, the surcharge was reduced to 50.0%. These changes in assessment rates resulted in a $264 thousand, or 39.2%, decrease in regulatory assessments. Due to its recent release from the Consent Order, the Company anticipates a further reduction in assessments imposed by regulatory authorities.

Salaries and employee benefits expense decreased $261 thousand, or 7.7%, to $3.1 million for the three months ended March 31, 2015 from $3.4 million for the same period of 2014, primarily reflecting a sustained decrease in the number of full-time equivalent employees and no rate increase in health insurance premiums.

Provision for Income Taxes

The Company recorded a credit for income tax expense of $62 thousand for the first quarter of 2015, compared to a provision for income tax expense of $70 thousand in 2014, which were both related entirely to alternative minimum tax. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance.

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

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighed both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred taxable losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. While the Company generated taxable income in the first quarter of 2015 and for the year ended December 31, 2014, it recorded taxable losses in 2013 and 2012.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013 and 2014 and for the first quarter of 2015, these amounts have been the result of significant non-recurring or non-taxable transactions, such as the credit for loan and lease losses, legal settlements and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Until such time when the Company’s cumulative results are positive, it does not believe there is sufficient positive evidence to overcome the negative evidence presented. The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained.

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset, not including unrealized holding gains and losses on available-for-sale securities, approximated $30.3 million at March 31, 2015 and December 31, 2014. Accordingly, the Company recorded a valuation allowance for the entire balance of the net deferred tax assets at March 31, 2015 and December 31, 2014. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realization.

In 2014, management assessed and implemented tax planning strategies available to the Company in order to generate taxable income, prevent a net operating loss or tax credit carryforward from expiring unused and promote the realization of existing deferred tax assets. These strategies included the repositioning of the securities portfolio from tax-exempt to taxable investments through the sale of available-for-sale investment securities with fair values greater than book values and the redeployment of cash and cash equivalents into higher yielding investment options.

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

FINANCIAL CONDITION

Assets

Total assets decreased $9.8 million, or 1.0%, to $960.2 million at March 31, 2015 from $970.0 million at December 31, 2014. The decrease resulted primarily from a decrease in total deposits of $20.2 million, or 2.5%. The Company experienced moderate loan demand, which resulted in a $2.5 million, or 0.4%, increase in loans, net of unearned income and the ALLL. Available-for-sale securities decreased $14.4 million, or 6.6%, as management continued to reposition the investment portfolio. Cash and cash equivalents increased $1.7 million, while total borrowed funds, specifically with the FHLB of Pittsburgh, increased $6.4 million when comparing March 31, 2015 to December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents were relatively stable, increasing only $1.7 million, or 4.8%, during the three months ended March 31, 2015 to $37.4 million from $35.7 million at December 31, 2014. The Company did not pay any dividends during the quarter ended March 31, 2015 as it suspended paying dividends to conserve capital and comply with regulatory requirements since 2009.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and provides a source of interest income to increase profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investment securities at the time of purchase. At March 31, 2015 and December 31, 2014, all securities were classified as available-for-sale. The decision to purchase or sell investment securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh and FRB stocks, are carried at cost. FRB stock is included in other assets.

At March 31, 2015, the Company’s investment portfolio was comprised principally of securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and taxable obligations of state and political subdivisions. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2015.

The following table presents the carrying value of available-for-sale securities, which are carried at fair valueat March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands)	2015	2014
Available-for-sale securities
Obligations of U.S. government agencies	$26,927	$29,276
Obligations of state and political subdivisions	11,307	24,509
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	25,792	26,231
Collateralized mortgage obligations - commerical	62,967	61,256
Residential mortgage-backed securities	74,002	74,098
Corporate debt securities	425	420
Negotiable certificates of deposit	2,245	2,232
Equity securities	970	967
Total	$204,635	$218,989

Management monitors the Company’s investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. Management actions during the first quarter of 2015 continued to reflect the Company’s current investment strategy designed to reduce potential credit and concentration risk within the balance sheet, manage interest rate risk by shortening the duration of the portfolio, and reduce tax-free holdings as required under tax planning initiatives, as well as the Company’s liquidity needs. The Company currently has $52.7 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. In addition, the Company has established a full valuation allowance for its deferred tax assets. Because of this tax position, the Company does not benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, current tax planning initiatives focus on generating sustained taxable income to be able to reduce NOL carryovers and begin reversing the deferred tax asset valuation allowance.

As part of this strategy, the Company sold 25 of its available-for-sale securities including 18 tax-exempt and 3 taxable obligations of state and political subdivisions, 3 commercial CMOs and 1 U.S. government agency bonds during the three months ended March 31, 2015. The securities sold had an aggregate amortized cost of $33.7 million. Gross proceeds received totaled $35.9 million, with net gains of $2.2 million realized upon the sales and included in non-interest income.

Securities purchased during the first quarter of 2015 totaled $20.8 million and included $12.2 million in commercial CMOs of U.S. government-sponsored agencies and $8.6 million in taxable obligations of states and political subdivisions.

The following table presents the maturities of available-for-sale securities, based on carrying value at March 31, 2015 and the weighted-average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on obligations of states and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	March 31, 2015
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6 - 10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$26,927	$-	$-	$-	$26,927
Yield			1.95%				1.95%
Obligations of state and political subdivisions	-	-	9,201	2,106	-	-	11,307
Yield			2.48%	6.73%			3.27%
Government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	25,792	-	25,792
Yield					2.31%		2.31%
Collateralized mortgage obligations - commercial	-	-			62,967	-	62,967
Yield					2.23%		2.23%
Residential mortgage-backed securities	-	-	-	-	74,002	-	74,002
Yield					2.06%		2.06%
Corporate debt securities				425	-	-	425
Yield				0.90%			0.90%
Negotiable certificates of deposit		2,245	-	-	-	-	2,245
Yield		1.97%					1.97%
Equity securities	-	-	-	-	-	970	970
Yield						3.50%	3.50%
Total available-for-sale securities	$-	$2,245	$36,128	$2,531	$162,761	$970	$204,635
Weighted yield	0.00%	1.97%	2.08%	5.75%	2.16%	3.50%	2.20%

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

Securities issued by U.S. government or U.S. government-sponsored agencies, including single-maturity bonds, residential mortgage-backed securities, and residential and commercial CMOs, comprise the majority of the Company’s securities portfolio. Management performed a review of the fair values of all securities in an unrealized loss position as of March 31, 2015 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. At March 31, 2015, the Company held six securities that were in an unrealized loss position, with three of those securities in an unrealized loss position for more than 12 months. All but one of the securities in an unrealized loss position at March 31, 2015 were debt securities. Additionally, management considers the severity of each security’s unrealized loss position, placing greater emphasis on any security with a unrealized loss greater than 5.0% of its amortized cost. At March 31, 2015, there was one security, a corporate debt security, with an unrealized loss greater than 5.0% of its amortized cost. The security, a floating rate bond of JP Morgan Chase, had an unrealized loss of $75 thousand, or 15.0%, of its amortized cost at March 31, 2015. This bond was originally issued by Chase Manhattan Bank. JP Morgan Chase, surviving after the merger, is one of the largest banks in the world with a legacy dating back to 1799. JP Morgan Chase was considered well capitalized under regulatory capital guidelines at March 31, 2015.

The remaining five securities in an unrealized loss position at March 31, 2015 included three securities issued by a U.S. government or government-sponsored agency, one obligation of a state and political subdivision and one equity security. The obligations of the U.S. government or government-sponsored agencies are securities issued by GNMA and FHLMC that are currently rated Aaa by Moody’s Investor Services or AAA by Standard & Poor’s (“S&P”) and are guaranteed by the U.S. government. The one state and political subdivision obligation in an unrealized loss position at March 31, 2015 was a general-purpose debt obligation, which has an S&P credit rating of A+, is secured by the unlimited taxing power of the issuer and carries a secondary level of credit enhancement. The one equity security in an unrealized loss position at March 31, 2015 was a mutual fund investment that qualifies the Company for credit under the Community Reinvestment Act. The mutual fund is comprised of one- to four-family residential mortgage-backed securities collateralized by properties within the Company’s geographical market. In aggregate, unrealized losses totaled $128 thousand, which represented only 0.06%, of the total amortized cost of investment securities at March 31, 2015.

To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the result of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2015.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $4.4 million and $4.2 million at March 31, 2015 and December 31, 2014, respectively. FRB stock of $1.3 million is included in Other Assets at March 31, 2015 and December 31, 2014. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at March 31, 2015.

Loans

During the first three months of 2015, the Company experienced moderate demand for its lending products. However, the unanticipated paydowns related to several large commercial relationships partially offset demand and resulted in an increase in total loans of $1.6 million, or 0.2%, to $671.1 million at March 31, 2015 from $669.5 million at December 31, 2014. Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans.

From a collateral standpoint, a majority of the Company’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), decreased $2.1 million, or 0.5%, to $402.9 million at March 31, 2015 from $405.0 million at December 31, 2014. The majority of the decrease was concentrated in commercial real estate loans, as several larger commercial real estate loans paid off during the quarter. Real estate secured loans as a percentage of total gross loans declined to 60.0% at March 31, 2015 from 60.5% as of December 31, 2014.

Commercial and industrial loans were relatively stable, decreasing only $0.2 million during the first quarter to $131.9 million at March 31, 2015 from $132.1 million at December 31, 2014. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Commercial real estate loans, which include long-term commercial mortgage financing primarily secured by first or second lien mortgages, decreased $6.7 million, or 2.9%, to $226.8 million at March 31, 2015 from $233.5 million at December 31, 2014. The decrease reflected the payoff of several larger commercial mortgages during the first quarter of 2015. Construction, land acquisition and development loans increased $3.0 million, or 15.7%, during the quarter to $21.8 million at March 31, 2015 from $18.8 million at December 31, 2014. The Company continually monitors its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $125.5 million at March 31, 2015, an increase of $2.7 million, or 2.2%, from $122.8 million at December 31, 2014. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, as part of the Company’s current asset/liability management strategy, up to $10.0 million of fixed-rate residential mortgage loans that are eligible for sale on the secondary market are being retained in the portfolio. In addition, in January 2015, management began a campaign to promote the Company’s “WOW” residential mortgage product. This product is a non-saleable mortgage with maturity terms of 7.5, 10 and 14.5 years that offers customers an attractive fixed interest rate, low closing cost and quicker close.

Consumer loans increased $0.9 million, or 0.7%, during the first three months of 2015 to $123.0 million at March 31, 2015 from $122.1 million at December 31, 2014. The increase was concentrated in the Company’s portfolio of indirect automobile loans. Loans to state and municipal governments increased $2.0 million, or 5.0%, to $42.2 million at March 31, 2015 from $40.2 million at December 31, 2014. The increase was attributable to new originations.

The following table summarizes loans receivable, net by category at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands)	2015	2014
Residential real estate	$125,488	$122,832
Commercial real estate	226,800	233,473
Construction, land acquisition and development	21,790	18,835
Commercial and industrial	131,895	132,057
Consumer	122,967	122,092
State and political subdivisions	42,206	40,205
Total loans, gross	671,146	669,494
Unearned income	(87)	(98)
Net deferred loan costs	1,106	871
Allowance for loan and lease losses	(10,944)	(11,520)
Loans, net	$661,221	$658,747

The following table presents industry concentrations within the Company’s loan portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/ shopping centers	$32,680	4.87%	$33,140	4.95%
Automobile dealers	24,501	3.65%	24,194	3.61%
Colleges and Universities	17,166	2.56%	16,680	2.49%
Land subdivision	15,252	2.27%	15,220	2.27%
1-4 family residential investment properties	14,184	2.11%	12,764	1.91%
Office complexes/units	12,673	1.89%	17,249	2.58%
Physicians	6,709	1.00%	13,636	2.04%

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

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in the Company’s market area have appeared to stabilize. In addition, employment conditions within the Company’s market area have shown substantial improvement. However, continued improvement of these metrics cannot be assured. Any weakening of economic and employment conditions could result in real estate devaluations which could negatively impact asset quality and, accordingly, cause an increase in the provision for loan and lease losses.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell. For the Company’s calculations for real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, the difference between the fair values and the principal balance is charged off. For impaired loans for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following table presents non-performing loans, including non-performing TDRs, OREO and accruing TDRs at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands)	2015	2014
Non-accrual loans	$5,184	$5,522
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	5,184	5,522
Other real estate owned	2,369	2,255
Total non-performing loans and OREO	$7,553	$7,777

Accruing TDRs	$5,807	$5,282
Non-performing loans as a percentage of gross loans	0.77%	0.82%

Management continued to manage problem credits through heightened work-out efforts on non-performing loans and aggressively disposing of its holdings of foreclosed properties. The Company’s asset quality continued to improve during the first quarter of 2015. Total non-performing loans and OREO decreased $0.2 million to $7.6 million at March 31, 2015 from $7.8 million at December 31, 2014. The Company’s ratio of non-performing loans to total gross loans improved to 0.77% at March 31, 2015 from 0.82% at December 31, 2014, as management continued to reduce the balance of non-accrual loans. The Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 13.5% at March 31, 2015 from 15.1% at December 31, 2014.

The average balance of impaired loans was $10.2 million and $9.3 million for the three months ended March 31, 2015 and 2014, respectively. The Company recorded $70 thousand and $53 thousand of interest income on impaired loans for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the changes in non-performing loans for the three months ended March 31, 2015 and 2014:

	March 31,
(in thousands)	2015	2014
Balance at January 1,	$5,522	$6,375
Loans newly placed on non-accrual	332	497
Changes in loans past due 90 days or more and still accruing	-	13
Loans transferred to OREO	(149)	-
Loans returned to performing status	-	(213)
Loans charged-off	(270)	(246)
Loan payments received	(251)	(638)
Balance at March 31,	$5,184	$5,788

The additional interest income that would have been earned on non-accrual and restructured loans for the quarter ended on March 31, 2015 and 2014 in accordance with their original terms approximated $91 thousand and $103 thousand, respectively.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2015 and December 31, 2014:

Accruing Loan Delinquencies and Non-accrual Loans

	March 31,	December 31,
	2015	2014
Accruing:
30-59 days	0.30%	0.30%
60-89 days	0.03%	0.09%
90+ days	0.00%	0.00%
Non-accrual	0.77%	0.82%
Total delinquencies	1.10%	1.21%

The decrease in total delinquencies as a percentage of gross loans at March 31, 2015 was primarily due to a decrease in non-performing loans. In its evaluation for the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

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

For purposes of its analysis, all loan relationships with an aggregate balance greater than $100 thousand that are rated substandard and non-accrual, identified as doubtful or loss, and all TDRs are considered impaired and are analyzed individually to determine the amount of impairment. Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired. The Company utilizes the fair value of collateral method for collateral-dependent loans and TDRs for which repayment depends on the sale of collateral. For non-collateral-dependent loans and TDRs, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. With regard to collateral-dependent loans, appraisals are received at least annually to ensure that impairment measurements reflect current market conditions. Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used. Only downward adjustments are made based on these supporting values. Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process. Sales costs are periodically reviewed and revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The Company’s ALLL consists of both specific and general components. At March 31, 2015, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $417 thousand, or 3.8%, of the total ALLL. A general allocation of $10.5 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.2% of the total ALLL of $10.9 million. The ratio of the ALLL to total loans at March 31, 2015 and December 31, 2014 was 1.63% and 1.72%, respectively, based on total loans of $671.1 million and $669.5 million, respectively. The decrease in the ALLL as a percentage of total loans reflects asset quality improvements and lower levels of net charge-offs than in the past, coupled with increased loan demand.

Based on its evaluation of the ALLL, management established an unallocated reserve of $39 thousand and $45 thousand at March 31, 2015 and December 31, 2014, respectively. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment which are based on historical loss experience for that segment. The Company has experienced net recoveries related to its construction, land acquisition and development segment of the loan portfolio for the majority of the quarters over the previous three years, which have resulted in an overall negative historical loss factors and consequently related negative provisions for this particular loan segment at March 31, 2015 and December 31, 2014. Based on the higher risk characteristics inherent in this segment of the portfolio, management reversed the negative provisions related to the negative historical loss factors and established the unallocated reserves.

The following table presents an allocation of the ALLL and percent of loans in each category at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,531	18.70%	$1,772	18.35%
Commercial real estate	4,331	33.79%	4,663	34.87%
Construction, land acquisition and development	764	3.25%	665	2.81%
Commercial and industrial	1,998	19.65%	2,104	19.72%
Consumer	1,698	18.32%	1,673	18.24%
State and political subdivision	583	6.29%	598	6.01%
Unallocated	39	0.00%	45	0.00%
Total	$10,944	100.00%	$11,520	100.00%

The following table presents an analysis of ALLL for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
(in thousands)	2015	2014
Balance at beginning of period	$11,520	$14,017
Charge-offs:
Residential real estate	68	9
Commercial real estate	-	-
Construction, land acquisition and development	-	-
Commercial and industrial	70	23
Consumer	139	237
State and political subdivisions	-	-
Total charge-offs	277	269
Recoveries of charged-off loans:
Residential real estate	6	8
Commercial real estate	2	6
Construction, land acquisition and development	-	240
Commercial and industrial	65	63
Consumer	122	94
State and political subdivisions	-	-
Total recoveries	195	411
Net charge-offs (recoveries)	82	(142)
Credit for loan and lease losses	(494)	(1,570)
Balance at end of period	$10,944	$12,589

Net charge-offs (recoveries) during the period as a percentage of average loans outstanding during the period	0.01%	(0.02)%

Allowance for loan and lease losses as a percentage of gross loans at end of period	1.63%	1.93%

Other Real Estate Owned

At March 31, 2015, OREO consisted of 15 properties with an aggregate carrying value of $2.4 million, an increase of $0.1 million from $2.3 million at December 31, 2014. The Company foreclosed on one property with a carrying value of $149 thousand during the three months ended March 31, 2015. There were no properties foreclosed upon during the three months ended March 31, 2014. There was one sale and one partial sale of one property with a carrying value of $23 thousand during the three months ended March 31, 2015. During the three months ended March 31, 2014, three properties with an aggregate carrying value of $771 thousand were sold. Net gains on the sale of other real estate owned were $5 thousand and $29 thousand, respectively for the three months ended March 31, 2015 and 2014. The expenses related to maintaining OREO, net of any income from operation of the properties, as well as the subsequent write-down of property values related to declines in value subsequent to foreclosure amounted to $100 thousand for the three months ended March 31, 2015, compared to $163 thousand for the same period in 2014.

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

The following table presents the activity in OREO:

	March 31,
(in thousands)	2015	2014
Balance, beginning of period	$2,255	$4,246
Property foreclosures	149	-
Valuation adjustments	(12)	(53)
Carrying value of OREO sold	(23)	(771)
Balance, end of period	$2,369	$3,422

The following schedule reflects a breakdown of OREO for the periods reviewed:

	For the Three Months Ended
	March 31,	December 31,
(in thousands)	2015	2014
Land / lots	$1,252	$1,287
Commercial real estate	941	941
Residential real estate	176	27
Total other real estate owned	$2,369	$2,255

Liabilities

Total liabilities were $904.5 million at March 31, 2015, a decrease of $14.1 million, or 1.5%, from $918.6 million at December 31, 2014. Deposit liabilities decreased $20.2 million, or 2.5%, to $775.1 million at March 31, 2015 compared to $795.3 million at December 31, 2014. The decrease in total deposits was due to a $31.1 million, or 4.6%, decline in interest-bearing deposits, which resulted primarily from the deposit outflows from several large commercial and school district accounts and the expected maturities of $11.8 million in certificates of deposit obtained through QwickRate®, a national listing service and $4.5 million in brokered certificates of deposit. Partially offsetting these outflows was an increase in non-interest-bearing demand deposits of $10.9 million, or 8.8%, which reflected the Company’s continued focus on core deposit growth. Partially offsetting the decrease in total deposits was an increase in FHLB advances of $6.4 million, or 10.5%, to $67.6 million at March 31, 2015 from $61.2 million at December 31, 2014.

Equity

Total shareholders’ equity increased $4.3 million, or 8.4%, to $55.7 million at March 31, 2015 from $51.4 million at December 31, 2014. Net income of $3.5 million, coupled with a $0.8 million increase in accumulated other comprehensive income were the primary factors leading to the capital improvement. The increase in accumulated other comprehensive income was attributed to appreciation in the fair value of securities held in the available-for-sale portfolio. Book value per common share was $3.38 at March 31, 2015 compared to $3.12 at December 31, 2014.

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

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, cash and due from banks and interest-bearing deposits in other banks, are the Company’s most liquid assets. At March 31, 2015, cash and cash equivalents totaled $37.4 million, a slight increase of $1.7 million compared to $35.7 million at December 31, 2014. Cash outlays for financing activities used $13.8 million, which were more than entirely mitigated by a net cash inflow from investment activities of $15.6 million during the three months ended March 31, 2015. The $13.8 million in cash used in financing activities resulted primarily from the $20.2 million decrease in total deposits, partially offset by a net increase of $6.4 million in advances through the FHLB of Pittsburgh. The $15.6 million in cash provided by investing activities, resulted primarily from $38.2 million in proceeds from sales, maturities, calls and principal reductions from securities, partially offset by $19.8 million in securities purchased and a $2.1 million net increase in loans to customers.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

•	Asset and liability levels using March 31, 2015 as a starting point;
•	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
•	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of a 200 basis point upward and a 100 basis point downward movement in interest rates on net interest income and the change in economic value.  The impact of the rate movements were developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2015 levels.

	RATES + 200	RATES – 100	POLICY LIMITS
Earnings at risk:
Percent change in net interest income	1.0%	(0.6)%	-10.0%/-5.0%

Economic value at risk:
Percent change in economic value of equity	(1.2)%	(10.3)%	-20.0%/-10.0%

Under the model, the Company’s net interest income is expected to increase 1.0%, while the Company’s economic value of equity is expected to decrease 1.2%, under a 200 basis point upward movement in interest rates. The anticipated increase in net interest income reflects the composition of the Company’s loan portfolio, which is comprised of a significant balance of variable-rate loans, which will reprice immediately or in the near term. In comparison, results for a similar model at December 31, 2014 simulated a 0.9% increase in net interest income under a 200 basis point upward movement in interest rates.

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

For the three months ended March 31, 2015, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s exposure to market risk during the first three months of 2015.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2014.

Item 4 — Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2015.

There were no changes made to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally related to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. On January 28, 2015, the Company and the SEC entered into a settlement agreement resolving these issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. As part of this settlement agreement, on January 30, 2015, the Company paid a civil money penalty of $175 thousand to the SEC. The Company accrued for the $175 thousand civil money penalty in its 2014 results of operations, which was included in non-interest expense.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. The Company has recorded a liability for this indemnification in other liabilities. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of March 31, 2015, $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit during 2014.

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

On January 22, 2014, the Bank was advised by the Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) that FinCEN was investigating the Bank for alleged violations of the Bank Secrecy Act (“BSA”).  On May 28, 2014 the Bank was advised by the Office of the Comptroller of the Currency (“OCC”) that the OCC was investigating allegations that the Bank failed to file timely SARS. On November 18, 2014,both FinCEN and OCC advised the Bank that they intended on assessing civil money penalties against the Bank.  Subsequent to November 18, 2014, the Bank had been in discussions with both regulatory agencies about the alleged BSA violations.  On February 27, 2015, the Bank reached a comprehensive settlement with FinCEN and OCC to resolve the BSA allegations.  In order to settle the matter, the Bank consented to an aggregate civil money penalty assessment of $1.5 million which was accrued for at December 31, 2014 and included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2014. The Company paid the $1.5 million civil money penalty on February 27, 2015.

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

Item 1A — Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K for the year ending December 31, 2014.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 12, 2013, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Subordinated Note — filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2009, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS*	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*   Filed herewith

** Furnished herewith

+   Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: May 8, 2015	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 8, 2015	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer

