Form 10-K/A
period 2014-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2015-06-02
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

The sole purpose of filing this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for First National Community Bancorp, Inc. (the “Company”) for the year ended December 31, 2014 (the “Original Filing”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015, is to correct the XBRL role type code applied by the Company’s financial printer to certain notes to financial statements which were inadvertently coded as “financial statements.” The content of the XBRL is correct as filed with the error solely a formatting error. This Amendment contains only the cover page to this Amendment, this Explanatory Note, Item 15, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1, Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB and Exhibit 101.PRE. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because this Amendment does not contain or amend disclosure to Item 307 or 308 of Regulation S-K and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as described above, no changes have been made to the content of the originally filed XBRL or to the Original Filing itself, and this Amendment does not reflect events that may have occurred subsequent to the date of the Original Filing, and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

2

PART IV

Item 15. Exhibits and Financial Statement Schedules

3. The following exhibits are filed as part of this Annual Report on Form 10-K/A.

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Chief Financial Officer

EXHIBIT 32	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_____________________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SIGNATURES

Registrant:

FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ Steven R. Tokach	June 2, 2015
Steven R. Tokach President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	June 2, 2015
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	June 2, 2015
Stephanie A. Westington, CPA Senior Vice President and Controller Principal Accounting Officer	Date

3