Form 10-Q/A
period 2015-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2015-06-02
CIK 1035976

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

EXPLANATORY NOTE

The sole purpose of filing this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for First National Community Bancorp, Inc. (the “Company”) for the quarterly period ended March 31, 2015 (the “Original Filing”), as filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2015, is to correct the XBRL role type code applied by the Company’s financial printer to certain notes to financial statements which were inadvertently coded as “financial statements.” The content of the XBRL is correct as filed with the error was solely a formatting error. This Amendment contains only the cover page to this Amendment, this Explanatory Note, Item 6, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1, Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB and Exhibit 101.PRE. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because this Amendment does not contain or amend disclosure to Item 307 or 308 of Regulation S-K and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

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

2

Item 6 — Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Chief Financial Officer

EXHIBIT 32.1	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: June 2, 2015	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: June 2, 2015	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: June 2, 2015	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer

4