Form 10-Q
period 2015-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2015-08-07
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,500,945 shares
(Title of Class)	(Outstanding at August 7, 2015)

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
(dollars in thousands, except share data)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$22,443	$22,657
Interest-bearing deposits in other banks	49,872	13,010
Total cash and cash equivalents	72,315	35,667
Securities available for sale, at fair value	226,539	218,989
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,684	2,803
Loans held for sale	138	603
Loans, net of allowance for loan and lease losses of $10,328 and $11,520	673,260	658,747
Bank premises and equipment, net	11,059	11,003
Accrued interest receivable	2,174	2,075
Intangible assets	220	302
Bank-owned life insurance	29,087	28,817
Other real estate owned	1,740	2,255
Other assets	8,455	8,768
Total assets	$1,027,671	$970,029

Liabilities
Deposits:
Demand (non-interest-bearing)	$144,075	$124,064
Interest-bearing	721,293	671,272
Total deposits	865,368	795,336
Borrowed funds
Federal Home Loan Bank of Pittsburgh advances	57,771	61,194
Subordinated debentures	14,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	82,081	96,504
Accrued interest payable	11,344	10,262
Other liabilities	13,935	16,529
Total liabilities	972,728	918,631

Shareholders' equity
Preferred shares ($1.25 par) Authorized: 20,000,000 shares at June 30, 2015 and December 31, 2014 Issued and outstanding: 0 shares at June 30, 2015 and December 31, 2014	-	-
Common shares ($1.25 par) Authorized: 50,000,000 shares at June 30, 2015 and December 31, 2014 Issued and outstanding: 16,500,945 shares, June 30, 2015 and 16,484,419 shares, December 31, 2014	20,626	20,605
Additional paid-in capital	61,870	61,781
Accumulated deficit	(27,832)	(32,126)
Accumulated other comprehensive income	279	1,138
Total shareholders' equity	54,943	51,398
Total liabilities and shareholders’ equity	$1,027,671	$970,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans	$6,475	$6,612	$12,947	$13,106
Interest and dividends on securities:
U.S. government agencies	1,012	860	1,983	1,603
State and political subdivisions, tax-free	22	560	72	1,270
State and political subdivisions, taxable	97	97	123	195
Other securities	82	76	239	132
Total interest and dividends on securities	1,213	1,593	2,417	3,200
Interest on interest-bearing deposits in other banks	11	13	32	36
Total interest income	7,699	8,218	15,396	16,342
Interest expense
Interest on deposits	643	819	1,326	1,684
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	119	113	239	209
Interest on subordinated debentures	565	568	1,128	1,131
Interest on junior subordinated debentures	51	50	100	99
Total interest on borrowed funds	735	731	1,467	1,439
Total interest expense	1,378	1,550	2,793	3,123
Net interest income before provision (credit) for loan and lease losses	6,321	6,668	12,603	13,219
Provision (credit) for loan and lease losses	345	(4,005)	(149)	(5,575)
Net interest income after provision (credit) for loan and lease losses	5,976	10,673	12,752	18,794
Non-interest income
Deposit service charges	745	746	1,419	1,436
Net gain on the sale of securities	74	1,480	2,298	3,048
Net gain on the sale of mortgage loans held for sale	16	91	56	166
Net loss on the sale of education loans	-	-	-	(13)
Net gain on the sale of other real estate owned	11	39	16	68
Gain on branch divestitures	-	-	-	607
Loan-related fees	106	98	196	191
Income from bank-owned life insurance	135	164	270	331
Legal settlements	184	2,127	184	2,127
Other	274	217	525	454
Total non-interest income	1,545	4,962	4,964	8,415
Non-interest expense
Salaries and employee benefits	3,203	3,093	6,342	6,493
Occupancy expense	532	472	1,165	1,116
Equipment expense	442	357	826	713
Advertising expense	159	136	249	244
Data processing expense	501	526	949	1,048
Regulatory assessments	99	450	508	1,123
Bank shares tax	218	175	435	351
Expense of other real estate owned	147	1,818	247	1,981
Legal expense	88	513	251	1,160
Professional fees	286	484	587	934
Insurance expenses	202	279	400	561
Other operating expenses	803	662	1,503	1,232
Total non-interest expense	6,680	8,965	13,462	16,956
Income before income taxes	841	6,670	4,254	10,253
Provision (credit) for income taxes	22	90	(40)	160
Net income	$819	$6,580	$4,294	$10,093

Earnings per share
Basic	$0.05	$0.40	$0.26	$0.61
Diluted	$0.05	$0.40	$0.26	$0.61

Cash dividends declared per common share	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,500,945	16,471,569	16,495,558	16,471,569
Diluted	16,500,945	16,471,569	16,495,558	16,471,992

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$819	$6,580	$4,294	$10,093
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(2,482)	4,606	996	11,010
Taxes	844	(1,566)	(338)	(3,743)
Net of tax amount	(1,638)	3,040	658	7,267

Reclassification adjustment for gains included in net income	(74)	(1,480)	(2,298)	(2,680)
Taxes	25	503	781	911
Net of tax amount	(49)	(977)	(1,517)	(1,769)

Total other comprehensive (loss) income	(1,687)	2,063	(859)	5,498

Total comprehensive (loss) income	$(868)	$8,643	$3,435	$15,591

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2015 and 2014

(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Shareholders' Equity
Balances, December 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the period	-	-	-	10,093	-	10,093
Restricted stock awards	-	-	37	-	-	37
Other comprehensive income, net of tax of $2,832	-	-	-	-	5,498	5,498
Balances, June 30, 2014	16,471,569	$20,589	$61,664	$(35,453)	$2,406	$49,206

Balances, December 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398
Net income for the period	-	-	-	4,294	-	4,294
Common shares issued under long-term incentive compensation plan	16,526	21	(21)	-	-	-
Restricted stock awards	-	-	110	-	-	110
Other comprehensive loss, net of tax of $443	-	-	-	-	(859)	(859)
Balances, June 30, 2015	16,500,945	$20,626	$61,870	$(27,832)	$279	$54,943

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Operating activities:
Net income	$4,294	$10,093
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	902	622
Equity in trust	(3)	(3)
Depreciation and amortization	786	721
Stock-based compensation	110	37
Credit for loan and lease losses	(149)	(5,575)
Valuation adjustment for off-balance sheet commitments	(56)	(204)
Gain on the sale of available-for-sale securities	(2,298)	(2,680)
Gain on the sale of held-to-maturity securities	-	(368)
Gain on the sale of loans held for sale	(56)	(166)
Loss on the sale of education loans	-	13
Gain on branch divestitures	-	(607)
Gain on the sale of other real estate owned	(16)	(68)
Valuation adjustment of other real estate owned	130	1,770
Income from bank-owned life insurance	(270)	(331)
Proceeds from the sale of loans held for sale	1,559	5,077
Funds used to originate loans held for sale	(1,038)	(4,515)
Increase in accrued interest receivable	(99)	(81)
Decrease in other assets	202	341
Increase in accrued interest payable	1,082	1,221
(Decrease) increase in other liabilities	(2,097)	400
Total adjustments	(1,311)	(4,396)
Net cash provided by operating activities	2,983	5,697

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale securities	5,509	3,541
Proceeds from the sale of available-for-sale securities	73,460	38,569
Proceeds from the sale of held-to-maturity securities	-	2,686
Purchases of available-for-sale securities	(86,425)	(37,129)
Redemption (purchase) of Federal Home Loan Bank of Pittsburgh stock	119	(2,193)
Proceeds from the sale of education loans	-	2,537
Net increase in loans to customers	(14,487)	(25,766)
Proceeds from the sale of other real estate owned	552	1,113
Proceeds from the sale of bank premises and equipment	2	2,504
Purchases of property and equipment	(674)	(687)
Net cash used in investing activities	(21,944)	(14,825)

Cash flows from financing activities:
Net increase (decrease) in deposits	70,032	(114,034)
Proceeds from Federal Home Loan Bank of Pittsburgh advances	65,565	89,935
Repayment of Federal Home Loan Bank of Pittsburgh advances	(68,988)	(39,680)
Principal reduction on subordinated debentures	(11,000)	-
Net cash provided by (used in) financing activities	55,609	(63,779)
Net increase (decrease) in cash and cash equivalents	36,648	(72,907)
Cash and cash equivalents at beginning of period	35,667	103,556
Cash and cash equivalents at end of period	$72,315	$30,649

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,711	$1,902
Income taxes	22	115
Other transactions:
Principal balance of loans transferred to other real estate owned	149	13
Bank premises transferred to other real estate owned	-	1,749
Change in deferred gain on sale of other real estate owned	2	12

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.     Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In the opinion of management, all adjustments necessary for a fair presentation of the results for the three and six month periods ended June 30, 2015 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended June 30, 2015 may not be indicative of its future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in its Annual Report filed on Form 10-K as of and for the year ended December 31, 2014 and the Company’s Quarterly Report filed on Form 10-Q for the three months ended March 31, 2015.

Note 2.     New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. On April 29, 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of ASU 2014-09 for both public and private entities for one year. On July 9, 2015, the FASB voted to approve this proposal. The Company will adopt this guidance in accordance with the final ASU, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs,” more closely aligns the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and requires retrospective application to all prior periods presented in the financial statements. Early adoption of this guidance is permitted. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

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

The Company has acknowledged the prohibition on taking dividends or any other capital distributions from the Bank without the prior written consent of the Reserve Bank. On September 8, 2014, the Company sent a request to the Reserve Bank to approve a dividend from the Bank in the amount of $1.0 million. The dividend was to be used to cure the interest deferral on the junior subordinated debentures. The Company received written non-objection to allow the $1.0 million dividend payment from the Bank and cure of the interest deferral on the junior subordinated debentures in the amount of $921 thousand. The $1.0 million dividend payment from the Bank to the Company and the interest deferral payment on the junior subordinated debentures were completed in December 2014. The Company made subsequent requests for, and received approval from the Reserve Bank to permit payment of the quarterly interest payments on the junior subordinated debentures, which was due and paid by the Company on March 15, 2015 and June 15, 2015. On July 15, 2015, the Company sent a request to the Reserve Bank to permit payment of the quarterly interest payment on the junior subordinated debentures, which is due and payable on September 15, 2015.

On April 22, 2015, the Company made an additional request to the Reserve Bank non-objection to a dividend from the Bank to the Company related to principal payments on the subordinated debentures. On May 27, 2015, the Company received written non-objection from the Reserve Bank to allow a $12.5 million dividend payment from the Bank to be used to make an $11.0 million pro-rata principal reduction on the 9% fixed-rate subordinated notes. The holders of the subordinated notes agreed to reduce the fixed interest rate from 9.0% to 4.5% effective July 1, 2015. The $12.5 million dividend payment and the $11.0 million principal reduction on the subordinated debt were completed in June 2015. On July 15, 2015, the Company sent a request to the Reserve Bank to permit payment of the quarterly interest payment on the subordinated debentures, which is due and payable on September 1, 2015.

(iv) the Company and its nonbank subsidiary may not make any payment of interest, principal or other amounts on the Company’s subordinated debentures or junior subordinated debentures without the prior written approval of the Reserve Bank and the Director;

The Company has acknowledged the prohibition on any payment related to the Company’s subordinated debentures and junior subordinated debentures without the written approval of the Reserve Bank and Director. Previously, the Company had not made any payments of interest, principal or other amounts on the Company’s subordinated debentures or junior subordinated debentures since the effective date of the Agreement.

On September 8, 2014, the Company sent to the Reserve Bank requests for approval for the Company to receive a $1.0 million capital distribution from the Bank, and to make a distribution on the junior subordinated debentures to cure the interest deferral. The Company received written non-objection from the Reserve Bank in November 2014 to cure and pay the interest deferral. On December 15, 2014, the Company paid all deferred and currently payable accrued interest totaling $921 thousand. The Company made subsequent requests for, and received approval from the Reserve Bank to permit payment of the quarterly interest payments on the junior subordinated debentures, which was due and paid by the Company on March 15, 2015 and June 15, 2015. On July 15, 2015, the Company sent a request to the Reserve Bank to permit payment of the quarterly interest payment on the junior subordinated debentures, which is due and payable on September 15, 2015.

On April 22, 2015, the Company made an additional request to the Reserve Bank for non-objection to a dividend from the Bank to the Company related to principal payments on the subordinated debentures. On May 27, 2015, the Company received written non-objection from the Reserve Bank to allow a $12.5 million dividend payment from the Bank to be used to make an $11.0 million pro-rata principal reduction on the 9% fixed-rate subordinated notes. The holders of the subordinated notes agreed to reduce the fixed interest rate from 9.0% to 4.5% effective July 1, 2015. The $12.5 million dividend payment and the $11.0 million principal reduction on the subordinated debentures were completed in June 2015. On July 15, 2015, the Company sent a request to the Reserve Bank to permit payment of the quarterly interest payment on the subordinated debentures, which is due and payable on September 1, 2015.

(v) the Company may not make any payment of interest, principal or other amounts on debt owed to insiders of the Company without the prior written approval of the Reserve Bank and Director;

Previously, the Company had not made any payment related to the debt owed to insiders of the Company without the written approval of the Reserve Bank and Director.

On April 22, 2015, the Company made a request to the Reserve Bank for non-objection to receive a dividend from the Bank and make pro-rata principal payments on the subordinated debentures including those debentures held by insiders of the Company. On May 27, 2015, the Company received written non-objection from the Reserve Bank to allow a $12.5 million dividend payment from the Bank to be used to make an $11.0 million principal reduction on the subordinated debentures. Included in the principal reduction on the subordinated notes were principal payments to related parties and their interests who are Noteholders of the subordinated debt. See Note 11 – “Related Parties” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the principal reduction on the subordinated debt pertaining to insiders.

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

The Company created a cash flow projection for 2011 and submitted it to the Reserve Bank on January 7, 2011 in accordance with requirements of the Agreement. Similar cash flow projections for 2012, 2013, 2014, and 2015 were provided to the Reserve Bank within the time requirements prescribed in the Agreement.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At June 30, 2015, the Company and the Bank are restricted from paying any dividends, without regulatory approval based on provisions contained in the Written Agreement.

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

The Regulatory Capital Rules are effective on January 1, 2014; however, the mandatory compliance date for the Company and the Bank as “standardized approach” banking organizations began on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the Regulatory Capital Rules are:

●	a new common equity Tier I capital ratio of 4.50%;
●	a Tier I capital ratio of 6.00% (increased from 4.00%);
●	a total capital ratio of 8.00% (unchanged from current rules); and
●	a Tier I capital to average assets (“Tier I leverage ratio”) of 4.00% for all institutions.

The Regulatory Capital Rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier I capital and result in the following minimum ratios effective January 1, 2019:

●	a common equity Tier I capital ratio of 7.00%;
●	a Tier I capital ratio of 8.50%; and
●	a total capital ratio of 10.50%.

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

The Regulatory Capital Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized”:

●	a new common equity Tier I risk-based capital ratio of 6.50%;
●	a Tier I risk-based capital ratio of 8.00% (increased from 6.00%);
●	a total risk-based capital ratio of 10.00% (unchanged from current rules); and
●	a Tier I leverage ratio of 5.00%.

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

Current quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

The Company’s and the Bank’s actual capital positions at June 30, 2015 and December 31, 2014 are presented in the following table:

Capital Analysis

	June 30,	December 31,
(in thousands)	2015	2014
Company:
Tier I common equity	$54,542	N/A

Tier I capital	64,542	$59,930

Tier II capital:
Subordinated notes	9,800	25,000
Allowable portion of allowance for loan and lease losses	8,999	8,591
Total tier II capital	18,799	33,591
Total risk-based capital	83,341	93,521

Total risk-weighted assets	$718,203	$683,956
Total average assets (for Tier I leverage ratio)	$972,512	$990,346

Bank:
Tier I common equity	$90,171	N/A

Tier I capital	90,171	$96,816

Tier II capital:
Allowable portion of allowance for loan and lease losses	8,994	8,587
Total tier II capital	8,994	8,587
Total risk-based capital	99,165	105,403

Total risk-weighted assets	$717,805	$683,576
Total average assets (for Tier I leverage ratio)	$971,944	$990,407

The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at June 30, 2015 and December 31, 2014:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Ratio (%)	Ratio (%)
June 30, 2015
Total capital (to risk-weighted assets)	83,341	11.60	99,165	13.82	8.00	10.00
Tier I capital (to risk-weighted assets)	64,542	8.99	90,171	12.56	6.00	8.00
Tier I common equity (to risk-weighted assets)	54,542	7.59	90,171	12.56	4.50	6.50
Tier I capital (to average assets)	64,542	6.64	90,171	9.28	4.00	5.00

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Ratio (%)	Ratio (%)
December 31, 2014
Total capital (to risk-weighted assets)	93,521	13.67	105,403	15.42	8.00	10.00
Tier I capital (to risk-weighted assets)	59,930	8.76	96,816	14.16	4.00	6.00
Tier I capital (to average assets)	59,930	6.05	96,816	9.78	4.00	5.00

 *Applies to the Bank only.

Note 4.     Loans

The following table summarizes loans receivable, net, by category at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Residential real estate	$130,360	$122,832
Commercial real estate	226,884	233,473
Construction, land acquisition and development	21,856	18,835
Commercial and industrial	134,367	132,057
Consumer	127,732	122,092
State and political subdivisions	41,025	40,205
Total loans, gross	682,224	669,494
Unearned income	(110)	(98)
Net deferred loan costs	1,474	871
Allowance for loan and lease losses	(10,328)	(11,520)
Loans, net	$673,260	$658,747

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors. These loans, letters of credit and lines of credit were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, when made, did not involve more than the normal risk of collectability. See Note 11 to these consolidated financial statements for more information about related party transactions.

The Company originates one- to four-family mortgage loans for sale in the secondary market. During the three and six month periods ended June 30, 2015, the Company sold $0.6 million and $1.6 million, respectively, of one- to four-family mortgages. The Company retains servicing rights on these mortgages. As part of its current asset/liability management strategy, the Company is retaining up to $10.0 million in residential mortgages in the loan portfolio. The Company had $138 thousand and $603 thousand in residential mortgage loans held-for-sale at June 30, 2015 and December 31, 2014, respectively.

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

Management makes adjustments for loan losses based on its evaluation of several qualitative and environmental factors, including but not limited to:

●	changes in national, local, and business economic conditions and developments, including the condition of various market segments;
●	changes in the nature and volume of the Company’s loan portfolio;
●	changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
●	changes in the experience, ability and depth of the Company’s lending management and staff;
●	changes in the quality of the Company's loan review system and the degree of oversight by the Company’s Board of Directors;
●	changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;
●	the existence and effect of any concentrations of credit and changes in the level of such concentrations;
●	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company's current loan portfolio; and
●	analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

Based on its evaluation of the ALLL, management established an unallocated reserve of $45 thousand at December 31, 2014. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment of the loan portfolio for each quarter over the previous three years, which have resulted in overall negative historical loss factors and consequently related negative provisions for the construction, land acquisition and development loan segment at December 31, 2014. Based on the higher risk characteristics inherent in this segment of the portfolio, management reversed the negative provisions related to the negative historical loss factors and established the unallocated reserves. As of June 30, 2015, the unallocated reserves had been reversed as the loss history for this segment is no longer negative.

The following table summarizes activity in the ALLL, by loan category, for the three and six months ended June 30, 2015 and 2014:

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Three months ended June 30, 2015:
Allowance for loan losses:
Beginning balance, April 1, 2015	$1,531	$4,331	$764	$1,998	$1,698	$583	$39	$10,944
Charge-offs	(1)	(912)	(6)	(72)	(201)	-	-	(1,192)
Recoveries	5	16	-	102	108	-	-	231
Provisions (credits)	(51)	606	20	(150)	38	(79)	(39)	345
Ending balance, June 30, 2015	$1,484	$4,041	$778	$1,878	$1,643	$504	$-	$10,328

Three months ended June 30, 2014:
Allowance for loan losses:
Beginning balance, April 1, 2014	$2,114	$5,530	$875	$1,812	$1,655	$603	$-	$12,589
Charge-offs	(76)	-	-	(127)	(130)	-	-	(333)
Recoveries	62	349	3,299	63	151	-	-	3,924
Provisions (credits)	12	(746)	(3,251)	10	5	(35)	-	(4,005)
Ending balance, June 30, 2014	$2,112	$5,133	$923	$1,758	$1,681	$568	$-	$12,175

Six months ended June 30, 2015:
Allowance for loan losses:
Beginning balance, January 1, 2015	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520
Charge-offs	(69)	(912)	(6)	(142)	(340)	-	-	(1,469)
Recoveries	11	18	-	167	230	-	-	426
Provisions (credits)	(230)	272	119	(251)	80	(94)	(45)	(149)
Ending balance, June 30, 2015	$1,484	$4,041	$778	$1,878	$1,643	$504	$-	$10,328

Six months ended June 30, 2014:
Allowance for loan losses:
Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$-	$14,017
Charge-offs	(85)	-	-	(150)	(367)	-	-	(602)
Recoveries	70	355	3,539	126	245	-	-	4,335
Provisions (credits)	(160)	(1,239)	(3,540)	(539)	14	(111)	-	(5,575)
Ending balance, June 30, 2014	$2,112	$5,133	$923	$1,758	$1,681	$568	$-	$12,175

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at June 30, 2015 and December 31, 2014:

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$8	$306	$-	$-	$1	$-	$-	$315
Collectively evaluated for impairment	1,476	3,735	778	1,878	1,642	504	-	10,013
Total	$1,484	$4,041	$778	$1,878	$1,643	$504	$-	$10,328

Loans receivable:
Individually evaluated for impairment	$2,673	$6,811	$338	$29	$356	$-	$-	$10,207
Collectively evaluated for impairment	127,687	220,073	21,518	134,338	127,376	41,025	-	672,017
Total	$130,360	$226,884	$21,856	$134,367	$127,732	$41,025	$-	$682,224

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$51	$331	$1	$-	$1	$-	$-	$384
Collectively evaluated for impairment	1,721	4,332	664	2,104	1,672	598	45	11,136
Total	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520

Loans receivable:
Individually evaluated for impairment	$2,487	$6,660	$256	$32	$361	$-	$-	$9,796
Collectively evaluated for impairment	120,345	226,813	18,579	132,025	121,731	40,205	-	659,698
Total	$122,832	$233,473	$18,835	$132,057	$122,092	$40,205	$-	$669,494

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

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless the collection of the loan is in process and reasonably assured. The Company utilizes accruing versus non-accrual status as the credit quality indicator for these loan pools. The following table presents the recorded investment in loans receivable by loan category and credit quality indicator at June 30, 2015 and December 31, 2014:

Credit Quality Indicators June 30, 2015
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$20,046	$414	$1,057	$-	$-	$21,517	$108,247	$596	$108,843	$130,360
Commercial real estate	199,826	15,659	11,399	-	-	226,884	-	-	-	226,884
Construction, land acquisition and development	14,023	365	6,658	-	-	21,046	810	-	810	21,856
Commercial and industrial	127,045	1,701	1,035	-	-	129,781	4,581	5	4,586	134,367
Consumer	3,075	20	118	-	-	3,213	124,341	178	124,519	127,732
State and political subdivisions	40,376	120	529	-	-	41,025	-	-	-	41,025
Total	$404,391	$18,279	$20,796	$-	$-	$443,466	$237,979	$779	$238,758	$682,224

Credit Quality Indicators
December 31, 2014
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$19,892	$451	$1,077	$-	$-	$21,420	$100,576	$836	$101,412	$122,832
Commercial real estate	204,252	13,217	16,004	-	-	233,473	-	-	-	233,473
Construction, land acquisition and development	10,910	1,423	5,566	-	-	17,899	936	-	936	18,835
Commercial and industrial	122,261	1,962	2,397	-	-	126,620	5,437	-	5,437	132,057
Consumer	3,414	-	125	-	-	3,539	118,377	176	118,553	122,092
State and political subdivisions	38,685	925	595	-	-	40,205	-	-	-	40,205
Total	$399,414	$17,978	$25,764	$-	$-	$443,156	$225,326	$1,012	$226,338	$669,494

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.8 million and $5.5 million at June 30, 2015 and December 31, 2014, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at June 30, 2015 and December 31, 2014.

The following tables present the delinquency status of past due and non-accrual loans at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$129,084	$346	$81	$-	$129,511
Commercial real estate	220,851	1,384	-	-	222,235
Construction, land acquisition and development	21,830	-	26	-	21,856
Total real estate	371,765	1,730	107	-	373,602

Commercial and industrial	133,954	263	69	-	134,286

Consumer	126,293	1,084	177	-	127,554

State and political subdivisions	41,025	-	-	-	41,025
Total performing (accruing) loans	673,037	3,077	353	-	676,467

Non-accrual loans:
Real estate:
Residential real estate	409	159	-	281	849
Commercial real estate	205	760	104	3,580	4,649
Construction, land acquisition and development	-	-	-	-	-
Total real estate	614	919	104	3,861	5,498

Commercial and industrial	10	1	-	70	81

Consumer	42	22	20	94	178

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	666	942	124	4,025	5,757

Total loans receivable	$673,703	$4,019	$477	$4,025	$682,224

	December 31, 2014
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$121,407	$420	$-	$-	$121,827
Commercial real estate	229,207	136	-	-	229,343
Construction, land acquisition and development	18,740	-	95	-	18,835
Total real estate	369,354	556	95	-	370,005

Commercial and industrial	131,621	90	135	-	131,846

Consumer	120,204	1,334	378	-	121,916

State and political subdivisions	40,205	-	-	-	40,205
Total peforming (accruing) loans	661,384	1,980	608	-	663,972

Non-accrual loans:
Real estate:
Residential real estate	495	99	17	394	1,005
Commercial real estate	288	3,628	19	195	4,130
Construction, land acquisition and development	-	-	-	-	-
Total real estate	783	3,727	36	589	5,135

Commercial and industrial	55	-	52	104	211

Consumer	42	-	58	76	176

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	880	3,727	146	769	5,522

Total loans receivable	$662,264	$5,707	$754	$769	$669,494

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2015 and December 31, 2014. Non-accrual loans, other than TDRs, with aggregate loan relationship balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold, that were evaluated under ASC Topic 450 amounted to $0.8 million and $1.0 million at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$761	$827	$-
Commercial real estate	4,788	6,397	-
Construction, land acquisition and development	338	338	-
Total real estate	5,887	7,562	-

Commercial and industrial	29	58	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,916	7,620	-

With a related allowance recorded:
Real estate:
Residential real estate	1,912	1,912	8
Commercial real estate	2,023	2,023	306
Construction, land acquisition and development	-	-	-
Total real estate	3,935	3,935	314

Commercial and industrial	-	-	-

Consumer	356	356	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,291	4,291	315

Total impaired loans:
Real estate:
Residential real estate	2,673	2,739	8
Commercial real estate	6,811	8,420	306
Construction, land acquisition and development	338	338	-
Total real estate	9,822	11,497	314

Commercial and industrial	29	58	-

Consumer	356	356	1

State and political subdivisions	-	-	-
Total impaired loans	$10,207	$11,911	$315

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$385	$410	$-
Commercial real estate	4,401	5,024	-
Construction, land acquisition and development	68	68	-
Total real estate	4,854	5,502	-

Commercial and industrial	32	59	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	4,886	5,561	-

With a related allowance recorded:
Real estate:
Residential real estate	2,102	2,137	51
Commercial real estate	2,259	2,259	331
Construction, land acquisition and development	188	188	1
Total real estate	4,549	4,584	383

Commercial and industrial	-	-	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,910	4,945	384

Total impaired loans:
Real estate:
Residential real estate	2,487	2,547	51
Commercial real estate	6,660	7,283	331
Construction, land acquisition and development	256	256	1
Total real estate	9,403	10,086	383

Commercial and industrial	32	59	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans	$9,796	$10,506	$384

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship of greater than $100,000 and TDRs, amounted to $10.2 million and $9.8 million at June 30, 2015 and December 31, 2014, respectively. The related allowance recorded for impaired loans was $0.3 million and $0.4 million at June 30, 2015 and December 31, 2014, respectively.

The following table presents the average balance and interest income recognized on impaired loans by loan category for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,666	$31	$2,135	$21	$2,782	$64	$1,971	$37
Commercial real estate	6,601	28	6,658	24	6,584	58	6,606	55
Construction, land acquisition and development	343	5	302	4	346	9	303	8
Total real estate	9,610	64	9,095	49	9,712	131	8,880	100

Commercial and industrial	30	-	99	-	30	-	114	-

Consumer	357	3	331	3	358	6	323	5

State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$9,997	$67	$9,525	$52	$10,100	$137	$9,317	$105

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $96 thousand and $187 thousand for the three and six months ended June 30, 2015, respectively, and $104 thousand and $207 thousand for the three and six months ended June 30, 2014, respectively.

Troubled Debt Restructured Loans

TDRs at June 30, 2015 and December 31, 2014 were $9.7 million and $9.0 million, respectively. Accruing and non-accruing TDRs were $5.3 million and $4.4 million, respectively at June 30, 2015 and $5.3 million and $3.7 million, respectively at December 31, 2014. Approximately $315 thousand and $346 thousand in specific reserves have been established for these loans as of June 30, 2015 and December 31, 2014, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs by loan category during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled debt restructurings:
Residential real estate	3	$154	$171	5	$810	$827
Commercial real estate	1	1,654	1,654	1	1,654	1,654
Construction, land acquisition and development	-	-	-	1	96	96
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	4	$1,808	$1,825	7	$2,560	$2,577

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	4	$186	$209	6	$369	$449
Commercial real estate	-	-	-	4	238	238
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	1	47	52	2	182	187
State and political subdivisions
Total new troubled debt restructurings	5	$233	$261	12	$789	$874

During the three and six months ended June 30, 2015, there was one commercial real estate loan that was modified with a recorded investment after modification of $1.7 million. Pursuant to the modification, management conducted an analysis and determined that there was impairment on the loan. Accordingly, the Company recorded a $912 thousand partial charge-off related to this TDR.

Although the seven loans modified as TDRs during the six months ended June 30, 2015 did not result in an increase to the specific reserve in the ALLL at June 30, 2015, charge-offs resulting from the modified TDRs totaled $912 thousand for the six months ended June 30, 2015.

The following tables present the types of modifications made during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015					Six Months Ended June 30, 2015
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications
Type of modification:
Residential real estate	$53	$118	$-	$-	$171	$709	$118	$-	$-	$827
Commercial real estate	-	-	-	1,654	1,654	-	-	-	1,654	1,654
Construction, land acquisition and development	-	-	-	-	-	96	-	-	-	96
Commercial and industrial	-	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-	-	-	-
Total modifications	$53	$118	$-	$1,654	$1,825	$805	$118	$-	$1,654	$2,577

	Three Months Ended June 30, 2014					Six Months Ended June 30, 2014
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications
Type of modification:
Residential real estate	$115	$59	$35	$-	$209	$115	$299	$35	$-	$449
Commercial real estate	-	-	-	-	-	238	-	-	-	238
Construction, land acquisition and development	-	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-	-
Consumer	-	52	-	-	52	135	52	-	-	187
State and political subdivisions	-	-	-	-	-	-	-	-	-	-
Total modifications	$115	$111	$35	$-	$261	$488	$351	$35	$-	$874

There was one TDR with a recorded investment of $3.5 million that re-defaulted (defined as past due 90 days) during the three and six months ended June 30, 2015. The re-default did not occur within one year of the original modification.There were no TDRs which re-defaulted during the three and six months ended June 30, 2014 and for which the payment re-default occurred within one year of the modification.

Note 5. Other Real Estate Owned

The following table presents the composition of OREO at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Land/lots	$925	$1,287
Commercial real estate	788	941
Residential real estate	27	27
Total other real estate owned	$1,740	$2,255

The following table presents the activity in OREO for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$2,369	$3,422	$2,255	$4,246
Property foreclosures	-	13	149	13
Bank premises transferred to OREO	-	1,749	-	1,749
Valuation adjustments	(118)	(1,717)	(130)	(1,770)
Carrying value of OREO sold	(511)	(285)	(534)	(1,056)
Balance, end of period	$1,740	$3,182	$1,740	$3,182

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

In addition, there were four properties held in OREO for a significant amount of time that were approaching the regulatory holding period threshold of five years. In an effort to aggressively dispose of these properties, management requested independent appraisals using a liquidation value basis for each of the properties. Accordingly, the Company incurred valuation adjustments to those four properties totaling $0.7 million for the six months ended June 30, 2014. Total valuation adjustments to the carrying value of OREO included in non-interest expense for the six months ended June 30, 2014 amounted to $1.8 million. As of June 30, 2015, all but one of the four properties had been sold. The Company has established a full valuation allowance for the one remaining property.

The following table presents the components of net expense of OREO for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Insurance	$18	$13	$32	$40
Legal fees	19	15	39	24
Maintenance	3	5	3	15
Professional fees	1	68	1	78
Real estate taxes	(13)	46	13	95
Utilities	3	1	13	4
Other	(1)	-	17	5
Valuation adjustments	118	1,717	130	1,770
Total expense	148	1,865	248	2,031
Income from the operation of foreclosed properties	(1)	(47)	(1)	(50)
Net expense of OREO	$147	$1,818	$247	$1,981

There were two consumer mortgage loans that were in the process of foreclosure at June 30, 2015 with a total carrying value of $70 thousand. There was one residential real estate property with a carrying value of $149 thousand that was foreclosed upon during the six months ended June 30, 2015. There were two residential properties with an aggregate carrying value of $27 thousand included in OREO at June 30, 2015 and December 31, 2014.

Note 6.  Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent. The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities at June 30, 2015 and December 31, 2014:

	June 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$43,789	$213	$1	$44,001
Obligations of state and political subdivisions	36,189	60	294	35,955
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	24,163	237	4	24,396
Collateralized mortgage obligations - commercial	84,904	201	314	84,791
Residential mortgage-backed securities	33,329	446	4	33,771
Corporate debt securities	500	-	69	431
Negotiable certificates of deposit	2,232	4	-	2,236
Equity securities	1,010	-	52	958
Total available-for-sale securities	$226,116	$1,161	$738	$226,539

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$29,246	$77	$47	$29,276
Obligations of state and political subdivisions	23,132	1,380	3	24,509
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	26,129	103	1	26,231
Collateralized mortgage obligations - commercial	61,017	492	253	61,256
Residential mortgage-backed securities	73,998	441	341	74,098
Corporate debt securities	500	-	80	420
Negotiable certificates of deposit	2,232	-	-	2,232
Equity securities	1,010	-	43	967
Total available-for-sale securities	$217,264	$2,493	$768	$218,989

At June 30, 2015 and December 31, 2014, securities with a carrying amount of $225.1 million and $217.6 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of the Company’s available-for-sale debt securities at June 30, 2015 using contractual maturities.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	June 30, 2015
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$-	$-
After one year through five years	13,072	13,131
After five years through ten years	66,931	66,835
After ten years	2,707	2,657
Collateralized mortgage obligations	109,067	109,187
Residential mortgage-backed securities	33,329	33,771
Total	$225,106	$225,581

Gross proceeds from the sale of available-for-sale securities were $37.6 million and $73.5 million, respectively, for the three and six months ended June 30, 2015, with gross gains of $78 thousand and $2.3 million, respectively, realized upon the sale. The Company realized gross losses of $4 thousand upon the sales for both the three and six months ended June 30, 2015.

Gross proceeds from the sale of available-for-sale securities were $27.5 million and $38.6 million for the three and six months ended June 30, 2014, respectively. Gross realized gains were $1.5 million and $2.7 million for the three and six months ended June 30, 2014, respectively. There were no losses realized upon the sales for the three and six months ended June 30, 2014.

In the first quarter of 2014, the Company sold its entire held-to-maturity portfolio consisting of four obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of the held-to-maturity portfolio were $2.7 million for the six months ended June 30, 2014, with gross gains of $0.4 million realized upon the sale. The four securities were tax-exempt, zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit and concentration risk within the investment portfolio.

The following tables present the length of time that individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	1	$7,419	$1	-	$-	$-	1	$7,419	$1
Obligations of state and policitical subdivisions	23	32,663	289	1	258	5	24	32,921	294
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	1,039	4	-	-	-	2	1,039	4
Collateralized mortgage obligations - commercial	13	50,068	314	-	-	-	13	50,068	314
Residential mortgage-backed securities	1	5,004	4	-	-	-	1	5,004	4
Corporate debt securities	-	-	-	1	431	69	1	431	69
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	948	52	1	948	52
Total	40	$96,193	$612	3	$1,637	$126	43	$97,830	$738

	December 31, 2014
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	2	$9,513	$47	-	$-	$-	2	$9,513	$47
Obligations of state and political subdivisions	-	-	-	1	254	3	1	254	3
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	1	653	1	-	-	-	1	653	1
Collateralized mortgage obligations - commerical	7	32,513	105	3	8,693	148	10	41,206	253
Residential mortgage-backed securities	3	16,659	56	6	37,619	285	9	54,278	341
Corporate debt securities	-	-	-	1	420	80	1	420	80
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	957	43	1	957	43
Total	13	$59,338	$209	12	$47,943	$559	25	$107,281	$768

Management evaluates individual securities in an unrealized loss position quarterly for other than temporary impairment (“OTTI”). As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than amortized cost, the severity of decline, any credit deterioration of the issuer, whether or not management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost.

Securities issued by U.S. government or U.S. government-sponsored agencies, including single-maturity bonds, residential mortgage-backed securities, and residential and commercial CMOs, comprise the majority of the Company’s securities portfolio. Management performed a review of the fair values of all securities in an unrealized loss position as of June 30, 2015 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. At June 30, 2015, the Company held 43 securities that were in an unrealized loss position, with 3 of those securities in an unrealized loss position for more than 12 months. All but one of the securities in an unrealized loss position at June 30, 2015 were debt securities. Additionally, management considers the severity of each security’s unrealized loss position, placing greater emphasis on any security with an unrealized loss greater than 5.0% of its amortized cost. At June 30, 2015, there were two securities, a corporate debt security and an equity security, with an unrealized loss greater than 5.0% of its amortized cost. The corporate debt security, a floating rate bond of JP Morgan Chase, had an unrealized loss of $69 thousand, or 13.8%, of its amortized cost at June 30, 2015. This bond was originally issued by Chase Manhattan Bank. JP Morgan Chase, surviving after the merger, is one of the largest banks in the world with a legacy dating back to 1799. JP Morgan Chase was considered well capitalized under regulatory capital guidelines at June 30, 2015. The equity security, a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within the Company’s geographical market, had an unrealized loss of $52 thousand, or 5.2%, of its amortized cost at June 30, 2015. This mutual fund, which provides the Company with credit under the Community Reinvestment Act, has a one- and three-year return of 3.29% and 2.99%, and is rated four stars by Morningstar, an independent investment research company.

The remaining 41 securities in an unrealized loss position at June 30, 2015 included 17 securities issued by a U.S. government or government-sponsored agency and 24 obligations of state and political subdivisions. The obligations of the U.S. government or government-sponsored agencies are securities issued by GNMA, FHLMC, and FHLB that are currently rated Aaa by Moody’s Investor Services or AAA by Standard & Poor’s (“S&P”) and are guaranteed by the U.S. government. Of the 24 state and political subdivision obligations in an unrealized loss position at June 30, 2015, 15 are general-purpose debt obligations and are secured by the unlimited taxing power of the issuer.

To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2015. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the result of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at June 30, 2015.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $4.0 million and $4.2 million at June 30, 2015 and December 31, 2014, respectively. FRB stock of $1.3 million is included in Other Assets at June 30, 2015 and December 31, 2014. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at June 30, 2015.

Note 7. Borrowed Funds

The following table summarizes the components of borrowed funds at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
FHLB advances	$57,771	$61,194
Subordinated debentures	14,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$82,081	$96,504

On September 1, 2009, the Company offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 at a fixed interest rate of 9% per annum (the “Notes”) in denominations of $100 thousand and integral multiples of $100 thousand in excess thereof. The Notes mature on September 1, 2019. For the first five years from issuance, the Company will pay interest only on the Notes. Commencing September 1, 2015, the Company is required to pay both interest and a portion of the principal calculated to return the entire principal amount of the Notes at maturity subject to deferral. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to deferral. Payments of principal will be payable to the Noteholders annually beginning on September 1, 2015.

On June 30, 2015, pursuant to approval from the Noteholders and the Federal Reserve Bank of Philadelphia, the Company amended the original terms of the Notes to reduce the interest rate payable on the Notes from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. On June 30, 2015, the Company repaid 44% of the original principal amount, or $11.0 million, of the Notes outstanding, with the remaining $14.0 million to be repaid, subject to deferral, as follows: 1) 16% of the original principal amount, or $4.0 million, payable September 1, 2017; 2) 20% of the original principal amount, or $5.0 million, payable on September 1, 2018; and 3) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019. As of June 30, 2015 and December 31, 2014, there was $14.0 million and $25.0 million outstanding under the Notes, respectively.

Pursuant to the November 24, 2010 Agreement with the Reserve Bank, the Company has been deferring interest payment on the Notes. The last interest payment made on the Notes was the payment due on September 1, 2010. It is the intent of the Company to request regulatory approval to resume the regularly scheduled quarterly interest payments on a go-forward basis. There can be no guarantee that such requests will be granted. Additionally, the Company has no present intention to request approval from the Reserve Bank to pay accrued and unpaid interest associated with the Notes. Accordingly, on July 15, 2015, the Company sent a request to the Reserve Bank to permit payment of the quarterly interest payment on the subordinated debentures, which is due and payable on September 1, 2015.

There have been no material changes in the status of other borrowed funds disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 8.     Fair Value Measurements

In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. Accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s knowledge about the assumptions the market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). A financial asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

●	Level 1 valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

●

Level 2 valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data; and

●

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for the Company’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and residential mortgage-backed securities, corporate debt securities, and negotiable certificates of deposit are obtained by the Company from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from the Company. The Level 2 investments in the Company’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. The Company has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Company’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. The Company has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

The Company did not own any securities for which fair value was determined using level 3 inputs at June 30, 2015 or December 31, 2014. The Company did own one security issued by a state and political subdivision that was valued using Level 3 inputs during 2014, which was paid off prior to December 31, 2014. This security had a credit rating that was either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities had become inactive. This security was historically priced using Level 2 inputs. The credit ratings withdrawal and downgrade resulted in a decline in the level of significant other observable inputs for this investment security at the measurement dates. Broker pricing and bid/ask spreads were very limited for this security. At June 30, 2014, the Company had obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value Measurements at June 30, 2015
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$44,001	$-	$44,001	$-
Obligations of state and political subdivisions	35,955	-	35,955	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	24,396	-	24,396	-
Collateralized mortgage obligations - commercial	84,791	-	84,791	-
Residential mortgage-backed securities	33,771	-	33,771	-
Corporate debt securities	431	-	431	-
Negotiable certificates of deposit	2,236	-	2,236	-
Equity securities	958	958	-	-
Total available-for-sale securities	$226,539	$958	$225,581	$-

	Fair Value Measurements at December 31, 2014
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$29,276	$-	$29,276	$-
Obligations of state and political subdivisions	24,509	-	24,509	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	26,231	-	26,231	-
Collateralized mortgage obligations - commerical	61,256	-	61,256	-
Residential mortgage-backed securities	74,098	-	74,098	-
Corporate debt securities	420	-	420	-
Negotiable certificates of deposit	2,232	-	2,232	-
Equity securities	967	967	-	-
Total available-for-sale securities	$218,989	$967	$218,022	$-

The following tables present a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month periods ended June 30, 2015 and 2014:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	State and Political Subdivisions
	Six Months Ended June 30,
(in thousands)	2015	2014
Balance at January 1,	$-	$571
Amortization	-	-
Accretion	-	-
Purchases	-	-
Paydowns	-	(295)
Total gains or losses (realized/unrealized):	-
Included in earnings	-	-
Included in other comprehensive income	-	18
Balance at June 30,	$-	$294

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2015 and 2014.

Assets Measured at Fair Value on a Non-recurring Basis

The following tables present assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at June 30, 2015
(in thousands)	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent impaired loans	$5,932	$-	$-	$5,932
Other real estate owned	$798	$-	$-	$798

	Fair Value Measurements at December 31, 2014
(in thousands)	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent impaired loans	$5,380	$-	$-	$5,380
Other real estate owned	$2,087	$-	$-	$2,087

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2015 and at December 31, 2014:

	Fair Value	June 30, 2015		December 31, 2014
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and short term investments	Level 1	$72,315	$72,315	$35,667	$35,667
Securities available for sale	See previous table	226,539	226,539	218,989	218,989
FHLB and FRB Stock	Level 2	4,035	4,035	4,154	4,154
Loans held for sale	Level 2	138	138	603	603
Loans, net	Level 3	673,398	672,232	658,747	659,231
Accrued interest receivable	Level 2	2,174	2,174	2,075	2,075
Mortgage servicing rights	Level 3	235	869	333	898

Financial liabilities:
Deposits	Level 2	865,369	844,232	795,336	779,986
Borrowed funds	Level 2	82,081	83,744	96,504	100,020
Accrued interest payable	Level 2	11,344	11,344	10,262	10,262

Note 9.  Earnings per Share

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

The following table presents the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2015	2014	2015	2014
Net income	$819	$6,580	$4,294	$10,093

Basic weighted-average number of common shares outstanding	16,500,945	16,471,569	16,495,558	16,471,569
Plus: common share equivalents	-	-	-	423
Diluted weighted-average number of common shares outstanding	16,500,945	16,471,569	16,495,558	16,471,992

Income per common share:
Basic	$0.05	$0.40	$0.26	$0.61
Diluted	$0.05	$0.40	$0.26	$0.61

There were no common share equivalents related to incremental shares of restricted stock for the three or six month ended June 30, 2015, as the weighted-average price of the Company’s common stock was below the fair value on the grant date. For the six months ended June 30, 2014, common share equivalents in the table above are related entirely to the incremental shares of unvested restricted stock.

Common share equivalents, in the table above, exclude stock options of 64,479 for the six months ended June 30, 2015 and 77,937 stock options for the six months ended June 30, 2014 with exercise prices that exceed the average market price of the Company’s common shares during the periods presented. Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.

Note 10. Other Comprehensive (Loss) Income

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	(Loss) Income	Statements of Income	(Loss) Income	Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(74)	Net gain on sale of securities	$(2,298)	Net gain on sale of securities
Taxes	25	Income taxes	781	Income taxes
Net of tax amount	$(49)		$(1,517)

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	(Loss) Income	Statements of Income	(Loss) Income	Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(1,480)	Net gain on sale of securities	$(2,680)	Net gain on sale of securities
Taxes	503	Income taxes	911	Income taxes
Net of tax amount	$(977)		$(1,769)

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$1,966	$343	$1,138	$(3,092)
Other comprehensive (loss) income before reclassifications	(1,638)	3,040	658	7,267
Amounts reclassified from accumulated other comprehensive (loss) income	(49)	(977)	(1,517)	(1,769)
Net other comprehensive (loss) income during the period	(1,687)	2,063	(859)	5,498
Ending balance	$279	$2,406	$279	$2,406

Note 11. Related Party Transactions

The Company has engaged in and intends to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers and their related parties. These transactions are executed on substantially the same terms and at rates prevailing at the time for comparable transactions with unrelated parties.

The Company has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans and advances under lines of credit, net of participations sold, as well as repayments during the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$42,264	$32,827	$36,783	$29,301
Additions, new loans and advances	7,513	13,108	31,401	22,857
Repayments	(9,291)	(15,632)	(27,698)	(21,855)
Balance, end of period	$40,486	$30,303	$40,486	$30,303

At June 30, 2015, there were no loan to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.

Included in related party loans is a commercial line of credit with a company owned by a director with a net balance outstanding of $4.9 million at June 30, 2015. The Company has sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.2 million is outstanding at June 30, 2015. The Company receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Company at June 30, 2015 and December 31, 2014 amounted to $173.4 million and $77.4 million, respectively. During the second quarter of 2015, the Company attained a significant deposit relationship with a customer that is a related party of a director. The aggregate balance of deposits for this relationship was $92.2 million at June 30, 2015. Interest paid on the deposits amounted to $94 thousand and $46 thousand for the six months ended June 30, 2015 and 2014, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments for these services of $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2015, and $0.5 million and $1.0 million for the respective periods of 2014.

Subordinated notes held by directors and/or their related parties totaled $8.6 million at June 30, 2015 and $9.0 million at December 31, 2014. On June 12, 2015, the Company solicited consent from all existing Noteholders to amend the Notes by reducing the interest rate payable on the notes from 9.00% to 4.50% effective July 1, 2015, and prepaying 44% of the principal amount outstanding on June 30, 2015. A group of Noteholders holding $14.0 million of the principal balance outstanding on the Notes at June 12, 2015, comprised of both related parties or their interests and non-related parties, offered to purchase the Notes of any Noteholder who did not wish to consent to the amendments. There were seven, non-related party Noteholders, who elected to have their Notes purchased by the group, for a total principal balance of $10.0 million. Of the $10.0 million, $6.4 million was purchased by related parties or their interests. On June 30, 2015, the Company made a principal reduction on the Notes. Total principal payments on Notes held by officers and directors and/or their related parties totaled $6.8 million, of which $6.4 million was used to purchase the Notes referenced above.

There was no interest paid to directors on these Notes for the six months ended June 30, 2015 and 2014. Interest expense recorded on the Notes to directors and/or their related interests amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2014, respectively. Interest accrued and unpaid on the Notes to directors and/or their related interests totaled $4.0 million at June 30, 2015.

	For the Six Months Ended
	June 30, 2015
(in thousands)	Related Party Subordinated Noteholders	Other Subordinated Noteholders	Total Subordinated Notes Outstanding
Balance, beginning of period	$9,000	$16,000	$25,000
Assignments	6,429	(6,429)	-
Principal reductions	(6,789)	(4,211)	(11,000)
Balance, end of period	$8,640	$5,360	$14,000

Note 12. Stock Compensation Plans

On August 30, 2000, the Company’s Board adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options could have been granted to key officers and other employees of the Company. The aggregate number of shares which could have been issued upon exercise of the options under the plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from the Company’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010, therefore, no further grants will be made under the plan.

The Board also adopted on August 30, 2000, the 2000 Independent Directors Stock Option Plan (the “Directors’ Stock Plan”) for directors who were not officers or employees of the Company. The aggregate number of shares issuable under the Directors’ Stock Plan could not exceed 550,000 shares and became exercisable six months from the date the awards were granted and expired three years after the award date. Upon exercise, the shares are issued from the Company’s authorized but unissued shares. The Directors’ Stock Plan expired on August 30, 2010, therefore, no further grants will be made under the plan.

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in the six months ended June 30, 2015 and 2014.

The following table summarizes the status of the Company’s stock option plans:

	Six Months Ended June 30,
	2015		2014

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1.	64,479	$15.87	82,598	$15.98
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(4,661)	16.05
Outstanding at June 30,	64,479	$15.87	77,937	$15.98
Options exercisable at June 30,	64,479	$15.87	77,937	$15.98
Weighted average fair value of options granted during the period		$-		$-
Stock-based compensation expense		$-		$-

At June 30, 2015 and 2014 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at June 30, 2015:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (years)	Price	Exercisable	Price
$10.81 - $23.13	64,479	2.4	$15.87	64,479	$15.87

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

The Board of Directors, upon the recommendation of the Compensation Committee, formally adopted a Long-Term Incentive Compensation Plan (“LTIP”) on October 23, 2013. The LTIP was ratified at the 2013 Annual Shareholders Meeting on December 23, 2013. The LTIP is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. On March 1, 2015, an additional 84,900 shares of restricted stock were awarded under the LTIP. At June 30, 2015, there were 1,069,683 shares of common stock available for award under the LTIP. For the six months ended June 30, 2015 and 2014, stock-based compensation expense, which is included in salaries and employee benefits expense in the Consolidated Statements of Income, totaled $110 thousand and $37 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $590 thousand and $270 thousand at June 30, 2015 and 2014, respectively.

The following table presents the status of the Company’s unvested restricted stock awards as of, and during the six months ended, June 30, 2015 and 2014:

	Six Months Ended June 30,		Six Months Ended June 30,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at January 1,	45,750	$6.70	-	$-
Awards granted	84,900	5.75	45,750	6.70
Forfeitures	(333)	6.70	-	-
Vestings	(16,526)	6.70	-	-
Unvested at June 30,	113,791	$5.99	45,750	$6.70

Note 13. Income Taxes

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence. The Company’s deferred tax position has been affected by several significant transactions that occurred in prior years. These transactions included the provision for loan losses, the level of non-accrual loans, valuation of other real estate owned and other-than-temporary impairment losses incurred on certain available-for-sale securities, and resulted in the Company being in a cumulative deficit position since 2009. Accordingly, under applicable accounting guidance, the Company has established a full valuation allowance for its net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities. Valuation allowances, related to net deferred tax assets, established by the Company amounted to $30.3 million at June 30, 2015 and December 31, 2014.

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighed both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can objectively be verified. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred taxable losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. While the Company generated taxable income for the year ended December 31, 2014, it recorded taxable losses for the years ended December 31, 2013 and 2012.

Recently, the Company implemented certain tax planning initiatives designed to promote the generation of taxable income. These strategies included: 1) the sale of tax-exempt obligations of states and political subdivisions with fair values greater than book values and redeployment of the sales proceeds into taxable investment options; 2) the sale of lower-yielding taxable securities with fair values greater than book values, and the redeployment sales proceeds into higher-yielding taxable investment options; and 3) reducing the annual rate paid on the Company’s Notes from 9.0% to 4.5% and making an $11.0 million, or 44.0%, principal prepayment on the Notes. In addition to these tax planning initiatives, the resolution of costly litigation and release from the Consent Order by the OCC on March 25, 2015 has led to an improvement in the Company’s overall risk profile. The Company was also notified by the FDIC that effective February 1, 2015, its risk category for FDIC insurance improved from Risk Category II to Risk Category I, resulting in a decrease in the Company’s initial base assessment rate for deposit insurance from 0.14 basis points to 0.05 basis points, a 64.3% reduction. As a result of these developments, the Company has experienced and anticipates further reductions in its non-interest expense levels, specifically legal expense and regulatory assessments. Furthermore, as a result of the improved risk profile, the Company renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates effective July 1, 2015 and accordingly anticipates a decrease in insurance expense going forward.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013, 2014 and in the first six months of 2015, these amounts have been the result of significant non-recurring or non-taxable transactions, such as the credit for loan and lease losses, legal settlements and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Until such time when the Company’s cumulative results are positive, it does not believe there is sufficient positive evidence to overcome the negative evidence presented. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained at June 30, 2015.

The Company recorded a provision for income tax expense of $22 thousand and a credit for income tax expense of $40 thousand for the three and six months ended June 30, 2015, respectively, and a provision for income tax expense of $90 thousand and $160 thousand for the three and six months ended June 30, 2014, respectively. These amounts were entirely related to alternative minimum tax.

Note 14. Contingencies

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally related to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. On January 28, 2015, the Company and the SEC entered into a settlement agreement resolving these issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. As part of this settlement agreement, on January 30, 2015, the Company paid a civil money penalty of $175 thousand to the SEC. The Company accrued for the $175 thousand civil money penalty in its 2014 Consolidated Statements of Income.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of June 30, 2015, $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit in 2014.

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

The Company has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

There have been no changes in the status of the other litigation disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on the Company’s Form 10-K as of and for the year ended December 31, 2014 and Form 10-Q as of and for the quarter ended March 31, 2015. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

The ALLL consists of three components, a specific component, a general component and an unallocated component. The specific component relates to loans that are classified as impaired. For such loans an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general reserve component of the ALLL covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on nonaccrual status above the $100 thousand loan relationship threshold and all loans considered troubled debt restructurings (“TDRs”) are classified as impaired. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

See Note 4 -“Loans” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

Securities Valuation

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on the Consolidated Statements of Financial Condition or results of operations. See Note 6-“Securities” and Note 8-“Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the Company’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for the three and six months ended June 30, 2015 and 2014 within the Consolidated Statements of Income.

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

The Company records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. The Company establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On December 31, 2010, the Company established a valuation allowance equal to 100 percent of its net deferred tax assets, excluding deferred tax assets and liabilities related to unrealized holding gains and losses on available-for-sale securities, and have maintained such an allowance through June 30, 2015.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2015 and December 31, 2014, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. On April 29, 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of ASU 2014-09 for both public and private entities for one year. On July 9, 2015, the FASB voted to approve this proposal. The Company will adopt this guidance in accordance with the final ASU, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs,” more closely aligns the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and requires retrospective application to all prior periods presented in the financial statements. Early adoption of this guidance is permitted. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

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

On March 25, 2015, the Office of the Comptroller of the Currency (“OCC”) notified First National Community Bank, the Company’s wholly-owned subsidiary (the “Bank”), that it was fully and completely released from the Consent Order it entered into with the OCC in September 2010. The release signifies that the OCC determined that the Bank had met all of the requirements mandated by the Consent Order. The Company anticipates a further reduction in its noninterest expense, including FDIC insurance, OCC assessment and general liability and fidelity bond insurance which have been elevated due to operating under the Consent Order. In addition, while operating under the Consent Order, the Company was prohibited from using brokered deposits as a source of liquidity. With the release from the Consent Order, the Company can now utilize brokered deposits as a funding alternative. The Company continues to be subject to a Written Agreement dated November 24, 2010 entered into with the Federal Reserve Bank of Philadelphia.

The Company recorded net income of $0.8 million, or $0.05 per diluted common share, for the three month period ended June 30, 2015, a decrease of $5.8 million compared to net income of $6.6 million, or $0.40 per diluted common share, for the comparable three months of 2014. Net income for the six months ended June 30, 2015 was $4.3 million, or $0.26 per diluted common share, a decrease of $5.8 million, compared to net income of $10.1 million, or $0.61 per diluted common share, for the same period of 2014. The annualized return on average equity was 5.89% and 15.84%, respectively, for the three- and six-month periods ended June 30, 2015, compared to 60.91% and 50.62%, respectively, for the comparable periods in 2014. For the three and six months ended June 30, the annualized return on average assets was 0.34% and 0.89%, respectively, in 2015 and 2.73% and 2.09%, respectively, in 2014. The Company did not pay any dividends during the three or six months ended June 30, 2015 and 2014.

The reduction in earnings for the three months ended June 30, 2015 was due primarily to a provision for loan and lease losses of $0.3 million in 2015 compared to a credit for loan and lease losses of $4.0 million in 2014, coupled with a $3.4 million reduction in non-interest income, which were partially offset by a $2.3 million reduction in non-interest expense. The credit for loan and lease losses in 2014 and the decrease in non-interest income were largely attributable to a legal settlement in the amount of $5.8 million resulting from judgments filed by the Company pursuant to a large credit relationship. Of the total amount received, $3.6 million represented full recovery of previously charged-off loans. The remainder of the settlement represented satisfaction of all past due interest and late charges and reimbursement of all legal fees and other related expenses associated with these credits incurred and paid by the Company. Also affecting non-interest income was a $1.4 million reduction in net gains on the sale of available-for-sale securities. The decrease in non-interest expense was primarily caused by reductions in expenses of other real estate owned, regulatory assessments, and legal expense.

Year-to-date net income decreased $5.8 million, or 57.5%, comparing the six months ended June 30, 2015 and 2014. The reduction in earnings was largely due to a $5.4 million decrease in the credit for loan and lease losses and a $3.5 million decrease in non-interest income, partially offset by a $3.5 million decrease in non-interest expense.

Total assets increased $57.6 million, or 5.9%, to $1.0 billion at June 30, 2015 as compared to $970.0 million at December 31, 2014. The balance sheet growth largely reflected a $36.6 million increase in cash and cash equivalents, which resulted from a $70.0 million, or 8.8%, increase in total deposits, partially offset by a $14.4 million, or 14.9%, reduction in borrowed funds. Interest-bearing deposits increased $50.0 million, or 7.5%, while non-interest bearing demand deposits grew by $20.0 million, or 16.1%. The increase in deposits primarily reflected the attainment of a large deposit relationship, partially offset by the planned runoff of higher-costing certificates of deposit generated through QwickRate®, a national deposit listing service. The Company experienced moderate loan demand, as loans, net of unearned income, net deferred loan fees and costs and the ALLL, increased $14.5 million, or 2.2%.

The reduction in borrowed funds reflected decreases of $3.4 million, or 5.6%, in FHLB of Pittsburgh advances and $11.0 million, or 44.0%, in the Company’s Notes. On June 30, 2015, pursuant to approval from the Noteholders and the Federal Reserve Bank of Philadelphia, the Company amended the original terms of the Notes to reduce the annual interest rate from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial prepayment of principal amount. On June 30, 2015, the Company repaid $11.0 million, or 44.0%, of outstanding principal. The remaining $14.0 million of principal is to be repaid, subject to deferral, as follows: 1) 16% of the original principal amount, or $4.0 million, payable September 1, 2017; 2) 20% of the original principal amount, or $5.0 million, payable on September 1, 2018; and 3) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019. As a result of the reduction in annual interest rate and 44.0% principal repayment, the Company anticipates a reduction in the annual interest expense associated with the Notes of $1.6 million.

As of June 30, 2015, the accumulated accrued and unpaid interest on the Notes was $11.0 million. It is the intent of the Company to request regulatory non-objection to resume the regularly scheduled quarterly interest payments on a go-forward basis. There can be no guarantee that such requests will be granted. Additionally, the Company has no present intention to request approval from the Federal Reserve Bank of Philadelphia to pay accrued and unpaid interest associated with the Notes.

Total shareholders’ equity increased $3.5 million, or 6.9%, to $54.9 million at June 30, 2015 from $51.4 million at December 31, 2014. The capital improvement resulted primarily from net income of $4.3 million, partially offset by a $0.8 million decrease in accumulated other comprehensive income, which resulted entirely from depreciation in the fair value of available-for-sale securities offset by the tax impact of the depreciation. At June 30, 2015, the Company’s total risk-based capital and Tier I leverage ratios were 11.60% and 6.64%, respectively. The respective ratios for the Bank at June 30, 2015 were 13.82% and 9.28%. The ratios exceeded the 10.00% and 5.00% required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations, which became effective for the Company and the Bank on January 1, 2015.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income (interest and fees on interest-earning assets), and (ii) interest expense (interest paid on the Company’s deposits and borrowed funds). Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates. Tax-equivalent net interest income and the net interest margin were largely impacted by the repositioning of the investment portfolio from tax-exempt obligations of state and political subdivisions to taxable investments. The repositioning was part of tax planning strategies designed to promote possible future reversal of the deferred tax valuation allowance. Net interest income on a tax-equivalent basis decreased $621 thousand to $6.5 million from $7.1 million comparing the three-month periods ending June 30, 2015 and 2014. The repositioning was the primary factor that caused the Company’s tax-equivalent net interest margin to compress 30 basis points to 2.85% for the three months ended June 30, 2015 from 3.15% for the same three months of 2014. Tax-equivalent net interest margin is a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 2.72% for the three months ended June 30, 2015, a decrease of 31 basis points compared to 3.03% for the same period of 2014.

The $621 thousand decrease in tax-equivalent net interest income for the second quarter was due entirely to a decrease in tax-equivalent interest income, partially mitigated by a reduction in interest expense. For the three months ended June 30, 2015, tax-equivalent interest income decreased $793 thousand, or 9.1%, to $7.9 million from $8.7 million for the same three months of 2014. As mentioned above, the decrease primarily resulted from the repositioning of the investment portfolio. The average balance of tax-exempt investments decreased $46.3 million, or 95.8%, to $2.0 million for the three months ended June 30, 2015 from $48.3 million for the same three months of 2014, which caused a $765 thousand corresponding decrease to tax-equivalent interest income. The average balance of taxable investments increased $37.8 million, or 21.7%, but was only able to mitigate the decrease by $215 thousand. In addition, the tax-equivalent yield on the securities portfolio decreased 109 basis points to 2.29% from 3.38% comparing the second quarters of 2015 and 2014, which resulted in a corresponding decrease in tax-equivalent interest income of $107 thousand. With regard to the loan portfolio, a $17.0 million, or 2.6%, increase in the average balance of loans was more than entirely offset by an 18 basis point reduction in the tax-equivalent yield on the portfolio. Taxable loans averaged $14.2 million higher, while the average balances of tax-exempt loans increased $2.8 million, which together resulted in an increase in interest income of $174 thousand. The tax-equivalent yield on the loan portfolio fell 18 basis points to 3.91% in the second quarter of 2015 from 4.09% for the same quarter of 2014, which caused a corresponding decrease to tax-equivalent interest income of $308 thousand. The decrease in loan yields reflected competitive pressures for commercial loans within our market area and current promotions involving short-term residential mortgage products and indirect auto loans. In addition, as part of its asset/liability strategy, the Company is currently retaining up to $10.0 million in mortgages which in the past were predominantly originated for sale on the secondary market.

Partially offsetting the decrease in interest income was a $172 thousand reduction in interest expense to $1.4 million for the three months ended June 30, 2015 from $1.6 million for the same three months of 2014. The 11.1% reduction in interest expense was predominantly caused by a $30.3 million, or 4.5%, decrease in average interest-bearing deposits, coupled with an 8 basis point decline in the cost of deposits to 0.40% in 2015 from 0.48% in 2014. The decrease in average deposits reflected decreases in time deposits over $100 thousand and other time deposits, partially offset by an increase in interest-bearing demand deposits. The Company experienced decreases in average time deposits over $100 thousand and other time deposits of $46.3 million and $13.9 million, respectively, which when combined resulted in a $123 thousand decrease in interest expense. In addition, the cost for time deposits over $100 thousand and other time deposits decreased 7 basis points and 22 basis points, respectively, comparing the second quarters of 2015 and 2014, which together caused a corresponding decrease in interest expense of $94 thousand. The decrease in large denomination time and other time deposits reflected the planned maturity and runoff of certificates of deposit originated through QwickRate®, a national deposit listing service, and maturing certificates of customers bearing higher interest rates that were not renewed given the current low rate environment. Partially offsetting these decreases to interest expense from time deposits was an increase in interest expense on interest-bearing demand deposits of $41 thousand, which resulted from a $27.0 million, or 8.8% increase in the average balance and a 4 basis point increase in their average cost.

As part of the Company’s asset/liability strategy, maturing certificates were replaced through generating core deposits and lower-costing FHLB of Pittsburgh advances and brokered deposits. As a result of this strategy, the average balance of borrowed funds increased $13.3 million, or 14.0%, to $108.2 million for the three months ended June 30, 2015 from $95.0 million for the same three months of 2014. The increase in average borrowed funds resulted in additional interest expense of $96 thousand. The Company’s cost associated with these borrowings decreased 36 basis points comparing the three months ended June 30, 2015 and 2014, and resulted in a corresponding decrease in interest expense of $92 thousand, which almost entirely offset the increase in interest expense due to increased volume.

For the six months ended June 30, 2015, net interest income on a tax equivalent basis decreased $1.2 million, or 8.7%, to $13.0 million from $14.2 million for the comparable period in 2014. Similar to the quarterly results, a decrease in tax-equivalent interest income related to the repositioning of the investment portfolio was the primary factor causing the overall decline. For the six months ended June 30, interest income decreased $1.5 million, or 9.0%, to $15.8 million in 2015 from $17.3 million in 2014. Changes in average balances and yields of taxable and tax free securities in total caused a $1.4 million reduction in tax-equivalent interest income, which accounted for 89.5% of the total decrease. The reduction in tax-equivalent interest income was partially offset by a $0.3 million reduction in interest expense, which resulted primarily from a $45.4 million, or 6.5%, decrease in average interest-bearing deposits, coupled with a 7 basis point decrease in the cost of deposits, which caused a combined decrease to interest expense of $0.4 million. Similar to the results for the second quarter, the volume and rate changes for deposits was primarily attributable to time deposits over $100 thousand and other time deposits, which reflected the planned maturity and runoff of certificates of deposit originated through QwickRate® and maturing certificates of customers bearing higher interest rates that were not renewed given the current low rate environment. The maturing certificates were replaced with lower-costing core deposits, brokered deposits and advances through the FHLB of Pittsburgh.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three- and six-month periods ended June 30, 2015 and 2014, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	June 30, 2015			June 30, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$637,005	$6,148	3.86%	$622,815	$6,292	4.04%
Loans-tax free (4)	42,225	495	4.69%	39,465	485	4.91%
Total loans (1)(2)	679,230	6,643	3.91%	662,280	6,777	4.09%
Securities-taxable	211,833	1,191	2.25%	174,076	1,033	2.37%
Securities-tax free	2,007	33	6.64%	48,349	848	7.02%
Total securities (1)(5)	213,840	1,224	2.29%	222,425	1,881	3.38%
Interest-bearing deposits in other banks	18,984	11	0.23%	20,782	13	0.25%
Total earning assets	912,054	7,878	3.45%	905,487	8,671	3.83%
Non-earning assets	73,234			74,589
Allowance for loan and lease losses	(10,980)			(13,982)
Total assets	$974,308			$966,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$332,139	143	0.17%	$305,173	102	0.13%
Savings deposits	91,579	15	0.07%	88,651	15	0.07%
Time deposits over $100,000	102,512	179	0.70%	148,829	287	0.77%
Other time deposits	120,426	306	1.02%	134,316	415	1.24%
Total interest-bearing deposits	646,656	643	0.40%	676,969	819	0.48%
Borrowed funds and other interest-bearing liabilities	108,234	735	2.72%	94,952	731	3.08%
Total interest-bearing liabilities	754,890	1,378	0.73%	771,921	1,550	0.80%
Demand deposits	137,674			126,372
Other liabilities	25,964			24,470
Shareholders' equity	55,780			43,331
Total liabilities and shareholders' equity	$974,308			$966,094
Net interest income/interest rate spread (6)		6,500	2.72%		7,121	3.03%
Tax equivalent adjustment		(179)			(453)
Net interest income as reported		$6,321			$6,668

Net interest margin (7)			2.85%			3.15%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$635,377	$12,296	3.87%	$616,698	$12,452	4.04%
Loans-tax free (4)	41,678	986	4.73%	40,581	991	4.88%
Total loans (1)(2)	677,055	13,282	3.92%	657,279	13,443	4.09%
Securities-taxable	203,099	2,345	2.31%	171,859	1,930	2.25%
Securities-tax free	3,139	109	6.95%	54,130	1,924	7.11%
Total securities (1)(5)	206,238	2,454	2.38%	225,989	3,854	3.41%
Interest-bearing deposits in other banks	26,803	32	0.24%	28,358	36	0.25%
Total earning assets	910,096	15,768	3.47%	911,626	17,333	3.80%
Non-earning assets	73,111			74,589
Allowance for loan and lease losses	(11,245)			(14,056)
Total assets	$971,962			$972,159

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$330,299	263	0.16%	$318,086	214	0.13%
Savings deposits	91,743	30	0.07%	88,144	30	0.07%
Time deposits over $100,000	109,554	389	0.71%	154,458	592	0.77%
Other time deposits	120,797	644	1.07%	137,127	848	1.24%
Total interest-bearing deposits	652,393	1,326	0.41%	697,815	1,684	0.48%
Borrowed funds and other interest-bearing liabilities	103,665	1,467	2.83%	80,479	1,439	3.58%
Total interest-bearing liabilities	756,058	2,793	0.74%	778,294	3,123	0.80%
Demand deposits	135,010			129,524
Other liabilities	26,243			24,130
Shareholders' equity	54,651			40,211
Total liabilities and shareholders' equity	$971,962			$972,159
Net interest income/interest rate spread (6)		12,975	2.73%		14,210	3.00%
Tax equivalent adjustment		(372)			(991)
Net interest income as reported		$12,603			$13,219

Net interest margin (7)			2.85%			3.12%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$141	$(285)	$(144)	$371	$(527)	$(156)
Loans - tax free	33	(23)	10	26	(31)	(5)
Total loans	174	(308)	(134)	397	(558)	(161)
Securities - taxable	215	(57)	158	359	56	415
Securities - tax free	(765)	(50)	(815)	(1,773)	(42)	(1,815)
Total securities	(550)	(107)	(657)	(1,414)	14	(1,400)
Interest-bearing deposits in other banks	(1)	(1)	(2)	(2)	(2)	(4)
Total interest income	(377)	(416)	(793)	(1,019)	(546)	(1,565)

Interest expense:
Interest-bearing demand deposits	10	31	41	8	41	49
Savings deposits	-	-	-	1	(1)	-
Time deposits over $100,000	(83)	(25)	(108)	(182)	(21)	(203)
Other time deposits	(40)	(69)	(109)	(95)	(109)	(204)
Total interest-bearing deposits	(113)	(63)	(176)	(268)	(90)	(358)
Borrowed funds and other interest-bearing liabilities	96	(92)	4	364	(336)	28
Total interest expense	(17)	(155)	(172)	96	(426)	(330)
Net interest income	$(360)	$(261)	$(621)	$(1,115)	$(120)	$(1,235)

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

The Company recorded a provision for loan and lease losses of $0.3 million and a credit for loan and lease losses of $0.1 million for the three and six months ended June 30, 2015, respectively, compared to credits for loan and lease losses of $4.0 million and $5.6 million for the same periods in the prior year. The $5.4 million decrease in the credit for loan and lease losses for the six months ended June 30, 2015 was primarily attributable to the full recovery of $3.6 million in previously charged-off commercial real estate loans received during the six months ended June 30, 2014.

Non-performing loans increased $0.3 million to $5.8 million at June 30, 2015 from $5.5 million at December 31, 2014. The Company recorded net charge-offs of $1.0 million for the six months ended June 30, 2015, compared to net recoveries of $3.7 million for the same six months of 2014. Non-performing loans primarily consist of loans secured by real estate. Management closely monitors the ,loan portfolio and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.

Non-interest Income

Non-interest income totaled $1.6 million for the three months ended June 30, 2015, a decrease of $3.4 million, or 68.9%, from the $5.0 million earned during the comparable period in 2014.  The decrease in second quarter non-interest income was primarily due to the receipt of legal settlements totaling $2.1 million during the three months ended June 30, 2014. The settlements primarily involved the recovery of all past due interest, late charges and legal and other expenses as part of the settlement of a previously charged-off commercial real estate loan relationship. In addition, net gains on the sale of available-for-sale securities decreased $1.4 million to $0.1 million for the three months ended June 30, 2015 from $1.5 million for the same three months of 2014.

Non-interest income amounted to $5.0 million for the six months ended June 30, 2015, a decrease of $3.4 million, or 41.0%, from $8.4 million for the six months ended June 30, 2014. Similar to the reasons given for the quarterly decrease, the year-to-date decrease in non-interest income was primarily attributable to the legal settlements received in 2014, a $0.7 million decrease in net gains on the sale of investment securities, and a $0.6 million net gain on the divestiture of the Company’s Monroe County branch offices during 2014.

Non-interest Expense

For the three months ended June 30, 2015, non-interest expense decreased $2.3 million, or 25.5%, to $6.7 million, from $9.0 million for the same three months of 2014. On a year-to-date basis, non-interest expense decreased $3.5 million, or 20.6%, to $13.5 million in 2015 from $17.0 million in 2014. For both the three-month and year-to-date periods, the decrease resulted primarily from reductions in expenses of other real estate owned, regulatory assessments, and legal expenses.

Expenses of other real estate owned decreased $1.7 million comparing both the three-month and six-month periods ended June 30, 2015 and 2014. For the second quarter, the Company recorded valuation adjustments to the cost basis of several OREO properties totaling $118 thousand in 2015 compared to $1.7 million in 2014. Year-to-date valuations adjustments to OREO properties totaled $130 thousand in 2015 and $1.8 million in 2014.

During the second quarter of 2015, the Company was notified by the Federal Deposit Insurance Corporation (“FDIC”) that its risk category for FDIC assessments had improved from a risk category II to a risk category I, the lowest risk category, based upon the Company’s most recent regulatory examination. The change in risk categories became effective on February 1, 2015, and as a result the Company’s initial base assessment rate for deposit insurance decreased from 0.14 basis points to 0.05 basis points. The change in assessment rate resulted in decreases in regulatory assessments of $0.4 million and $0.6 million, respectively, comparing the three months and six months ended June 30, 2015 and 2014.

Legal expense decreased significantly due to the resolution of longstanding litigation. Legal expense for the second quarter of 2015 was $88 thousand, a decrease of $425 thousand, or 82.8%, from $513 thousand for the same quarter of 2014. For the six months ended June 30, legal expense decreased $0.9 million, or 78.4%, to $0.3 million in 2015 compared to $1.2 million in 2014.

During the second quarter of 2015, the Company’s professional liability, fidelity bond and errors and omissions insurance policies were renewed at lower rates for the upcoming insurance period. Accordingly, the Company anticipates a decrease in insurance expense for the remainder of 2015.

Provision for Income Taxes

The Company recorded a provision for income tax expense of $22 thousand and a credit for income tax expense of $40 thousand for the three and six months ended June 30, 2015, respectively, and a provision for income tax expense of $90 thousand and $160 thousand for the three and six months ended June 30, 2014, respectively. These amounts were entirely related to alternative minimum tax.

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

The Company records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. The Company establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On December 31, 2010, the Company established a valuation allowance equal to 100 percent of its net deferred tax assets, excluding deferred tax assets and liabilities related to unrealized holding gains and losses on available-for-sale securities, and have maintained such an allowance through June 30, 2015.

Recently, the Company implemented certain tax planning initiatives designed to promote the generation of taxable income. These strategies included: 1) the sale of tax-exempt obligations of states and political subdivisions with fair values greater than book values and redeployment of the sales proceeds into taxable investment options; 2) the sale of lower-yielding taxable securities with fair values greater than book values, and the redeployment sales proceeds into higher-yielding taxable investment options; and 3) reducing the annual rate paid on the Company’s Notes from 9.0% to 4.5% and making an $11.0 million, or 44.0%, principal prepayment on the Notes. In addition to these tax planning initiatives, the resolution of costly litigation and release from the Consent Order by the OCC on March 25, 2015 has led to an improvement in the Company’s overall risk profile. The Company was also notified by the FDIC that effective February 1, 2015, its risk category for FDIC insurance improved from Risk Category II to Risk Category I, resulting in a decrease in the Company’s initial base assessment rate for deposit insurance from 0.14 basis points to 0.05 basis points, a 64.3% reduction. As a result of these developments, the Company has experienced and anticipates further reductions in its non-interest expense levels, specifically legal expense and regulatory assessments. Furthermore, as a result of the improved risk profile, the Company renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates effective July 1, 2015 and accordingly anticipates a decrease in insurance expense going forward.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013, 2014 and in the first six months of 2015, these amounts have been the result of significant non-recurring or non-taxable transactions, such as the credit for loan and lease losses, legal settlements and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Until such time when the Company’s cumulative results are positive, it does not believe there is sufficient positive evidence to overcome the negative evidence presented. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained at June 30, 2015.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2015 and December 31, 2014, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Financial Condition

Assets

Total assets increased $57.6 million, or 5.9%, to $1.0 billion at June 30, 2015 from $970.0 million at December 31, 2014. The increase resulted primarily from an increase in cash and cash equivalents, which was directly related to a $70.0 million, or 8.8%, increase in total deposits, partially offset by a $14.4 million, or 14.9%, reduction in borrowed funds. Loans, net of unearned income and the ALLL, grew $14.5 million, or 2.2%, and available-for-sale securities increased $7.6 million, or 3.4%, comparing June 30, 2015 and December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents totaled $72.3 million at June 30, 2015, an increase of $36.6 million, or 102.8%, from $35.7 million at December 31, 2014. As mentioned above, the increase resulted primarily from deposit growth of $70.0 million. The growth in deposits was partially offset by a $14.4 million reduction in borrowed funds and increases in loans and available-for-sale securities. The Company did not pay any dividends during the three and six months ended June 30, 2015, as it suspended paying dividends to conserve capital and comply with regulatory requirements since 2009.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and provides a source of interest income to increase profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investment securities at the time of purchase. At June 30, 2015 and December 31, 2014, all securities were classified as available-for-sale. The decision to purchase or sell investment securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh and FRB stocks, are carried at cost. FRB stock is included in other assets.

At June 30, 2015, the Company’s investment portfolio was comprised principally of securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and taxable obligations of state and political subdivisions and obligations. Except for U.S. government or U.S. government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of June 30, 2015.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value, at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Available-for-sale securities
Obligations of U.S. government agencies	$44,001	$29,276
Obligations of state and political subdivisions	35,955	24,509
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	24,396	26,231
Collateralized mortgage obligations - commercial	84,791	61,256
Residential mortgage-backed securities	33,771	74,098
Corporate debt securities	431	420
Negotiable certificates of deposit	2,236	2,232
Equity securities	958	967
Total	$226,539	$218,989

As previously mentioned, the Company’s investment portfolio is entirely classified as available-for-sale, which provides management with flexibility to act on market opportunities when they occur. Management monitors the Company’s investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements.

Management actions during the six months ended June 30, 2015 reflected the Company’s current investment strategy designed to replace tax-free holdings with taxable securities as required under tax planning initiatives, take advantage of changing market conditions and address the Company’s liquidity needs. The Company currently has $52.7 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. In addition, the Company has established a full valuation allowance for its deferred tax assets. Because of this tax position, the Company does not benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, current tax planning initiatives focus on generating sustained taxable income to be able to reduce NOL carryovers and begin reversing the deferred tax asset valuation allowance.

During the second quarter of 2015, the Company sold five of its residential mortgage-backed securities, specifically home equity conversion mortgages (“HECMs”) with an aggregate amortized cost of $37.4 million, and received gross proceeds totaling $37.5 million. Net gains of $74 thousand were realized upon the sales and included in non-interest income for the three months ended June 30, 2015.

For the six months ended June 30, 2015, there were a total of 30 securities sold, including 1 U.S. government agency obligation, 18 tax-free and 3 taxable state and political subdivision obligations, 3 commercial CMOs, and 5 HECMs. Gross proceeds received on the sales and the aggregate amortized cost of the securities sold totaled $73.5 million and $71.2 million, respectively. Year-to-date net gains realized upon the sales amounted to $2.3 million and are included in non-interest income for the six months ended June 30, 2015.

During the six months ended June 30, 2014, the Company sold its entire holdings of held-to-maturity securities comprised of four zero-coupon obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of held-to-maturity securities were $2.7 million, with net gains of $0.4 million realized upon the sale. For the six months ended June 30, 2014, gross proceeds received from the sale of available-for-sale securities amounted to $38.6 million, with year-to-date net gains totaling $2.7 million included in non-interest income for the six months ended June 30, 2015.

The Company purchased 26 securities during the second quarter of 2015 with a total aggregate cost of $65.6 million. For the six months ended June 30, 2015 there were 34 securities purchased totaling $86.4 million. The purchases included $17.3 million in single-maturity bonds of U.S. government-sponsored agencies, $35.2 million in commercial CMOs of U.S. government-sponsored agencies and $33.9 million in taxable obligations of state and political subdivisions.

The following table presents the maturities of available-for-sale securities, based on carrying value at June 30, 2015, and the weighted-average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on obligations of state and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the following summary:

	June 30, 2015
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6-10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$10,895	$33,106	$-	$-	$-	$44,001
Yield		1.89%	2.16%				2.09%
Obligations of state and political subdivisions	-	-	33,729	2,226	-	-	35,955
Yield			2.78%	6.01%			2.98%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	24,396	-	24,396
Yield					2.49%		2.49%
Collateralized mortgage obligations - commercial	-	-	-	-	84,791	-	84,791
Yield					2.27%		2.27%
Residential mortgage-backed securities	-	-	-	-	33,771	-	33,771
Yield					2.30%		2.30%
Corporate debt securities	-	-	-	431	-	-	431
Yield				0.90%			0.90%
Negotiable certificates of deposit	-	2,236	-	-	-	-	2,236
Yield		1.97%					1.97%
Equity securities	-	-	-	-	-	958	958
Yield						3.50%	3.50%
Total available-for-sale securities	$-	$13,131	$66,835	$2,657	$142,958	$958	$226,539
Weighted yield	0.00%	1.91%	2.47%	5.18%	2.31%	3.50%	2.37%

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

Securities issued by U.S. government or U.S. government-sponsored agencies, including single-maturity bonds, residential mortgage-backed securities, and residential and commercial CMOs, comprise the majority of the Company’s securities portfolio. Management performed a review of the fair values of all securities in an unrealized loss position as of June 30, 2015 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. At June 30, 2015, the Company held 43 securities that were in an unrealized loss position, with 3 of those securities in an unrealized loss position for more than 12 months. All but one of the securities in an unrealized loss position at June 30, 2015 were debt securities. Additionally, management considers the severity of each security’s unrealized loss position, placing greater emphasis on any security with an unrealized loss greater than 5.0% of its amortized cost. At June 30, 2015, there were two securities, a corporate debt security and an equity security, with an unrealized loss greater than 5.0% of its amortized cost. The corporate debt security, a floating rate bond of JP Morgan Chase, had an unrealized loss of $69 thousand, or 13.8%, of its amortized cost at June 30, 2015. This bond was originally issued by Chase Manhattan Bank. JP Morgan Chase, surviving after the merger, is one of the largest banks in the world with a legacy dating back to 1799. JP Morgan Chase was considered well capitalized under regulatory capital guidelines at June 30, 2015. The equity security, a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within the Company’s geographical market, had an unrealized loss of $52 thousand, or 5.2%, of its amortized cost at June 30, 2015. This mutual fund, which provides the Company with credit under the Community Reinvestment Act, has a one- and three-year return of 3.29% and 2.99%, and is rated four stars by Morningstar, an independent investment research company.

The remaining 41 securities in an unrealized loss position at June 30, 2015 included 17 securities issued by a U.S. government or government-sponsored agency and 24 obligations of state and political subdivisions. The obligations of the U.S. government or government-sponsored agencies are securities issued by GNMA, FHLMC, and FHLB that are currently rated Aaa by Moody’s Investor Services or AAA by Standard & Poor’s (“S&P”) and are guaranteed by the U.S. government. Of the 24 state and political subdivision obligations in an unrealized loss position at June 30, 2015, 15 are general-purpose debt obligations and are secured by the unlimited taxing power of the issuer.

To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the result of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at June 30, 2015.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $4.0 million and $4.2 million at June 30, 2015 and December 31, 2014, respectively. FRB stock of $1.3 million is included in Other Assets at June 30, 2015 and December 31, 2014. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at June 30, 2015.

Loans

The Company experienced moderate demand for its lending products. Despite unanticipated paydowns on several large commercial lending relationships received in the first quarter of 2015, new loan originations exceeded maturities and payoffs for the first six months of 2015 and resulted in a $12.7 million, or 1.9%, increase in total loans to $682.2 million at June 30, 2015 from $669.5 million at December 31, 2014. The increase was concentrated in the Company’s retail lending activities. Residential real estate loans grew $7.5 million, or 6.1%, while consumer loans increased $5.6 million, or 4.6%.

Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. This includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, which represented 56.2% and 57.4% of total loans at June 30, 2015 and December 31, 2014, respectively.

From a collateral standpoint, a majority of the Company’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $2.1 million, or 0.5%, to $407.1 million at June 30, 2015 from $405.0 million at December 31, 2014. Real estate secured loans as a percentage of total gross loans decreased slightly to 59.7% at June 30, 2015 from 60.5% at December 31, 2014.

Commercial and industrial loans increased $2.3 million, or 1.8%, during the year to $134.4 million at June 30, 2015 from $132.1 million at December 31, 2014. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Commercial real estate loans, which include long-term commercial mortgage financing primarily secured by first or second lien mortgages, decreased $6.6 million, or 2.8%, to $226.9 million at June 30, 2015 from $233.5 million at December 31, 2014. Construction, land acquisition and development loans increased $3.0 million, or 16.0%, during the year to $21.8 million at June 30, 2015 from $18.8 million at December 31, 2014. The Company continually monitors its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $130.4 million at June 30, 2015, an increase of $7.5 million, or 6.1%, from $122.8 million at December 31, 2014. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, as part of the Company’s current asset/liability management strategy, up to $10.0 million of fixed-rate residential mortgage loans that are eligible for sale on the secondary market are being retained in the portfolio. In addition, in January 2015, management began a campaign to promote the Company’s “WOW” residential mortgage product. This product is a non-saleable mortgage with maturity terms of 7.5, 10 and 14.5 years that offers customers an attractive fixed interest rate, low closing cost and quicker close. As a result of this campaign, the balance outstanding of “WOW” mortgages increased $6.0 million, or 22.0%, to $33.2 million at June 30, 2015 from $27.2 million at December 31, 2014.

Consumer loans totaled $127.7 million at June 30, 2015, an increase of $5.6 million, or 4.6%, from $122.1 million at December 31, 2014, reflecting the growth in the Company’s portfolio of indirect automobile loans, which increased $7.0 million, or 7.4%, over the first six months of 2015.

Loans to state and political subdivisions increased $0.8 million, or 2.0%, to $41.0 million at June 30, 2015 from $40.2 million at December 31, 2014.

The following table summarizes loans receivable, net by category at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Residential real estate	$130,360	$122,832
Commercial real estate	226,884	233,473
Construction, land acquisition and development	21,856	18,835
Commercial and industrial	134,367	132,057
Consumer	127,732	122,092
State and political subdivisions	41,025	40,205
Total loans, gross	682,224	669,494
Unearned income	(110)	(98)
Net deferred loan costs	1,474	871
Allowance for loan and lease losses	(10,328)	(11,520)
Loans, net	$673,260	$658,747

The Company considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentrations within the Company’s loan portfolio by industry at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/ shopping centers	$34,158	5.01%	$33,140	4.95%
Automobile dealers	24,772	3.63%	24,194	3.61%
Colleges and Universities	17,767	2.60%	16,680	2.49%
1-4 family residential investment properties	15,602	2.29%	12,764	1.91%
Land subdivision	13,371	1.96%	15,220	2.27%
Office complexes/units	12,258	1.80%	17,249	2.58%
Physicians	6,814	1.00%	13,636	2.04%

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

Loans to borrowers that are experiencing financial difficulty that are modified and result in the Company granting concessions to the borrower are classified as TDRs and are considered to be impaired. Such concessions generally involve an extension of a loan’s stated maturity date, a reduction of the stated interest rate, payment modifications, capitalization of property taxes or a combination of these modifications. Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months, and management believes that collection of the remaining interest and principal is probable.

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

The following table presents non-performing loans, including non-performing TDRs, OREO and accruing TDRs at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Non-accrual loans	$5,757	$5,522
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	5,757	5,522
Other real estate owned	1,740	2,255
Total non-performing loans and OREO	$7,497	$7,777

Accruing TDRs	$5,289	$5,282
Non-performing loans as a percentage of gross loans	0.84%	0.82%

Management continues to manage problem credits through heightened work-out efforts on non-performing loans and aggressively disposing of its holdings of foreclosed properties. Total non-performing loans and OREO decreased $0.3 million to $7.5 million at June 30, 2015 from $7.8 million at December 31, 2014. The Company’s ratio of non-performing loans to total gross loans was 0.84% at June 30, 2015 compared to 0.82% at December 31, 2014. The increase in non-performing loans resulted primarily from one large commercial real estate loan with a recorded investment of $1.7 million that was modified as a TDR and placed on non-accrual at June 30, 2015. As part of its impairment analysis, the Company determined this loan to be collateral-dependent, with the analysis resulting in the loan being partially charged-down in the amount of $0.9 million.

The Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 13.6% at June 30, 2015 from 15.1% at December 31, 2014. Although non-performing loans as a percentage of shareholders’ equity decreased, the percentage remains elevated. Deterioration in the economic conditions in our market area could lead to additional increases in impaired loans.

The average balance of impaired loans was $10.1 million and $9.3 million for the six months ended June 30, 2015 and 2014, respectively. The Company received $67 thousand and $137 thousand of interest income on impaired loans for the three and six months ended June 30, 2015, respectively and $52 thousand and $105 thousand of interest income on impaired loans for the respective periods in 2014.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$5,184	$5,788	$5,522	$6,375
Loans newly placed on non-accrual	1,987	540	2,319	1,037
Changes in loans past due 90 days or more and still accruing	-	(32)	-	(19)
Loans transferred to OREO	-	(10)	(149)	(10)
Loans returned to performing status	(131)	(9)	(131)	(222)
Loans charged-off	(1,178)	(297)	(1,448)	(543)
Loan payments received	(105)	(430)	(356)	(1,068)
Balance, end of period	$5,757	$5,550	$5,757	$5,550

The additional interest income that would have been earned on non-accrual and restructured loans for the three and six months ended June 30, 2015, had the loans been performing in accordance with their original terms, approximated $96 thousand and $187 thousand, respectively, and $104 thousand and $207 thousand for the respective three and six month periods of 2014.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Accruing:
30-59 days	0.45%	0.30%
60-89 days	0.05%	0.09%
90+ days	0.00%	0.00%
Non-accrual	0.84%	0.82%
Total delinquencies	1.34%	1.21%

Total delinquencies as a percentage of gross loans increased to 1.34% at June 30, 2015 compared to 1.21% at December 31, 2014. The increase primarily reflected an increase of $1.2 million in commercial real estate loans that were 30-59 days past due. In its evaluation of the ALLL, management considers a variety of qualitative factors, including changes in the volume and severity of delinquencies.

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

The Company’s ALLL consists of both specific and general components. At June 30, 2015, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.3 million, or 3.0%, of the total ALLL. A general allocation of $10.0 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 97.0% of the total ALLL of $10.3 million. The ratio of the ALLL to total loans at June 30, 2015 and December 31, 2014 was 1.51% and 1.72%, respectively, based on total loans of $682.2 million and $669.5 million, respectively. The decrease in the ALLL as a percentage of total loans reflects asset quality improvements and lower levels of charge-offs than in the past, coupled with increased loan demand. See “Asset Quality” for further information.

Based on its evaluation of the ALLL, management established an unallocated reserve of $45 thousand at December 31, 2014. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment of the loan portfolio for each quarter over the previous three years, which have resulted in overall negative historical loss factors and consequently related negative provisions for construction, land acquisition and development loan segment at December 31, 2014. Based on the higher risk characteristics inherent in this segment of the portfolio, management reversed the negative provisions related to the negative historical loss factors and established the unallocated reserves. As of June 30, 2015, the unallocated reserves had been reversed as the loss history for this segment was no longer negative.

The following table presents an allocation of the ALLL and percent of loans in each category at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,484	19.11%	$1,772	18.35%
Commercial real estate	4,041	33.26%	4,663	34.87%
Construction, land acquisition and development	778	3.20%	665	2.81%
Commercial and industrial	1,878	19.70%	2,104	19.72%
Consumer	1,643	18.72%	1,673	18.24%
State and political subdivisions	504	6.01%	598	6.01%
Unallocated	-	0.00%	45	0.00%
Total	$10,328	100.00%	$11,520	100.00%

The following table presents an analysis of the ALLL for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$10,944	$12,589	$11,520	$14,017
Charge-offs:
Residential real estate	1	76	69	85
Commercial real estate	912	-	912	-
Construction, land acquisition and development	6	-	6	-
Commercial and industrial	72	127	142	150
Consumer	201	130	340	367
State and political subdivisions	-	-	-	-
Total charge-offs	1,192	333	1,469	602
Recoveries of charged-off loans:
Residential real estate	5	62	11	70
Commercial real estate	16	349	18	355
Construction, land acquisition and development	-	3,299	-	3,539
Commercial and industrial	102	63	167	126
Consumer	108	151	230	245
State and political subdivisions	-	-	-	-
Total recoveries	231	3,924	426	4,335
Net charge-offs (recoveries)	961	(3,591)	1,043	(3,733)
Provision (credit) for loan and lease losses	345	(4,005)	(149)	(5,575)
Balance, end of period	$10,328	$12,175	$10,328	$12,175

Net charge-offs (recoveries) during the period as a percentage of average loans outstanding during the period	0.14%	(0.54)%	0.15%	(5.70)%
Allowance for loan and lease losses as a percentage of gross loans at end of period	1.51%	1.82%	1.51%	1.82%

Other Real Estate Owned

The following schedule presents a breakdown of OREO at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Land/lots	$925	$1,287
Commercial real estate	788	941
Residential real estate	27	27
Total other real estate owned	$1,740	$2,255

The following table presents the activity in OREO for the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$2,369	$3,422	$2,255	$4,246
Property foreclosures	-	13	149	13
Bank premises transferred to OREO	-	1,749	-	1,749
Valuation adjustments	(118)	(1,717)	(130)	(1,770)
Carrying value of OREO sold	(511)	(285)	(534)	(1,056)
Balance, end of period	$1,740	$3,182	$1,740	$3,182

At June 30, 2015, OREO consisted of 11 properties with an aggregate carrying value of $1.7 million, a decrease of $0.5 million, or 22.8%, from $2.3 million at December 31, 2014.  There was one property with a carrying value of $149 thousand foreclosed upon during the six months ended June 30, 2015. During the six months ended June 30, 2015, there were five sales and one partial sale of properties with an aggregate carrying value of $0.5 million. The Company realized net gains on the sale of these properties of $16 thousand, which is included in non-interest income.

During the six months ended June 30, 2014, the Company foreclosed on one property with a carrying value of $14 thousand. There were three sales and two partial sales of properties with an aggregate carrying value of $1.1 million during the six months ended June 30, 2014. The Company realized net gains on the sale of these properties of $68 thousand, which is included in non-interest income.

Due to a change in strategic purpose, the Company transferred its Stroudsburg office from bank premises and equipment to OREO for disposition during the six months ended June 30, 2014. At the time of transfer, this property with a carrying value of $1.7 million was written down to its appraised value less cost to sell of $0.8 million. Accordingly, the Company recorded a valuation adjustment of $0.9 million, which was included in non-interest expense for the six months ended June 30, 2014. In 2015, the Company had this property re-appraised, which resulted in an additional valuation adjustment of $72 thousand, which was included in non-interest expense for the six months ended June 30, 2015.

Valuation adjustments totaled $130 thousand during the six months ended June 30, 2015. In addition to the Stroudsburg office, for the same six months of 2014, the Company recorded valuation adjustments totaling $0.7 million on four properties that had been held in OREO for a significant amount of time and were approaching the regulatory holding period threshold of five years. In an effort to aggressively dispose of these properties, management requested independent appraisals using a liquidation value basis for each of the properties. Total valuation adjustments to the carrying value of OREO included in non-interest expense for the six months ended June 30, 2014 amounted to $1.8 million. Three of the four properties that were approaching the five-year threshold have since been liquidated. The Company had established a full valuation allowance for the one remaining property.

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

Liabilities

Total liabilities were $972.7 million at June 30, 2015, an increase of $54.1 million, or 5.9%, from $918.6 million at December 31, 2014. The increase was primarily attributable to growth in total deposits, partially offset by a reduction in borrowed funds. Total deposits increased $70.0 million, or 8.8%, to $865.4 million at June 30, 2015 as compared to $795.3 million at December 31, 2014. Specifically, non-interest-bearing demand deposits increased $20.0 million, or 16.1%, while interest-bearing deposits grew $50.0 million, or 7.5%. The increase in deposits primarily reflected the attainment of a large deposit relationship totaling $92.3 million at June 30, 2015. Borrowed funds decreased by $14.4 million, or 14.9%, to $82.1 million at June 30, 2015 as compared to $96.5 million at December 31, 2014.

On June 30, 2015, pursuant to approval from the Noteholders and the Federal Reserve Bank of Philadelphia, the Company amended the original terms of the Company’s Notesto reduce the interest rate payable on the Notes from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. On June 30, 2015, the Company prepaid 44% of the original principal amount of the Notes, or $11.0 million. As of June 30, 2015 and December 31, 2014, there was $14.0 million and $25.0 million outstanding under the Notes, respectively. In addition, Federal Home Loan Bank of Pittsburgh advances decreased $3.4 million, or 5.6%, to $57.8 million at June 30, 2015 from $61.2 million at December 31, 2014. For a further discussion related to the Company’s borrowings, see Note 7 - “Borrowed Funds” in the Notes to Consolidated Financial Statements included in Item 1 hereof to this Quarterly Report on Form 10-Q.

Equity

Total shareholders’ equity increased $3.5 million, or 6.9%, to $54.9 million at June 30, 2015 from $51.4 million at December 31, 2014. Net income for the six months ended June 30, 2015 of $4.3 million, partially offset by a $0.8 million decrease in accumulated other comprehensive income, was the primary factor leading to the capital improvement. The decrease in accumulated other comprehensive income was primarily attributed to depreciation in the fair value of securities held in the available-for-sale portfolio, which was related entirely to changes in market interest rates. Book value per common share improved 6.7% to $3.33 at June 30, 2015 compared to $3.12 at December 31, 2014.

In July 2013, the Federal banking regulators approved the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”) which are intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The Regulatory Capital Rules became effective for the Company and the Bank on January 1, 2015. At June 30, 2015, the Company and the Bank were considered well capitalized under these Regulatory Capital Rules. For more information regarding the new Regulatory Capital Rules and the Company’s and Bank’s capital ratios, see Note 3 – “Regulatory Matters” in the Notes to Consolidated Financial Statements included in Item 1 hereof to this Quarterly Report on Form 10-Q.

Liquidity

The term liquidity refers to the ability of the Company to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of the Company’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. The Company’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. The Company has liquidity, funding and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors the Company’s liquidity position and fluctuations daily so that the Company can adapt accordingly to market influences and balance sheet trends. Management also forecasts liquidity needs and develops strategies to ensure adequate liquidity at all times.

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, which include cash and due from banks and interest-bearing deposits in other banks, are the Company’s most liquid assets.  Cash and cash equivalents increased $36.6 million, or 102.8%, to $72.3 million at June 30, 2015 from $35.7 million at December 31, 2014. Cash inflows from operating and financing activities provided net cash of $3.0 million and $55.6 million, respectively, during the six months ended June 30, 2015. Partially offsetting these inflows was net cash used for investing activities of $21.9 million. The $55.6 million in cash provided by financing activities resulted primarily from a net increase of $70.0 million in deposits, which was partially offset by the $11.0 million principal reduction on the Company’s Notes. The $21.9 million in cash used in investing activities resulted primarily from a net increase in loans to customers of $14.5 million, coupled with a net cash outflow of $7.5 million related to securities transactions. Proceeds from sales, maturities, calls and paydowns on available-for-sale securities totaled $79.0 million and were more than offset by purchases of available-for-sale securities of $86.4 million.

Management believes that the Company’s liquidity position is sufficient to meet its cash flow needs as of June 30, 2015. The Company generally utilizes core deposits as its primary source of liquidity. Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and deposits generated through the Certificate of Deposit Account Registry Service (“CDARs”). Core deposits averaged $670.0 million for the six months ended June 30, 2015 compared to $667.8 million for the same period of 2014. The $2.2 million increase reflects growth in interest-bearing demand, non-interest-bearing demand and savings accounts of $12.2 million, $5.5 million and $3.6 million, respectively. Partially offsetting these increases was a decrease in other time deposits, net of brokered deposits and CDARs certificates, of $19.1 million. In addition to core deposits, the Company utilizes brokered certificates of deposit, CDARs certificates and advances through the FHLB of Pittsburgh as alternative sources of liquidity. At June 30, 2015, the Company had available borrowing capacity with the FHLB of Pittsburgh of $190.0 million.

Interest Rate Risk

Interest Rate Sensitivity

Market risk is the risk to earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. The Company’s exposure to market risk is primarily interest rate risk associated with lending, investing and deposit gathering activities, all of which are other than trading. Changes in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. In addition, variations in interest rates affect the underlying economic value of our assets, liabilities and off-balance sheet items.

Asset and Liability Management

The Company manages these objectives through its Asset and Liability Management Committee (“ALCO”) and its Rate and Liquidity and Investment Committees, which consist of the members of senior management and certain members of the finance department. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  The major objectives of ALCO are to:

●	manage exposure to changes in the interest rate environment by limiting the changes in net interest margin to an acceptable level within a reasonable range of interest rates;
●	ensure adequate liquidity and funding;
●	maintain a strong capital base; and
●	maximize net interest income opportunities.

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

Earnings at Risk and Economic Value at Risk Simulations

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income under various interest rate scenarios. Specifically, given the current market rate environment, ALCO looked at “earnings at risk” to determine anticipated changes in net interest income from a base case scenario with interest rate shock scenarios of +200, + 400 and -100 basis points. The simulation takes into consideration that not all assets and liabilities re-price to the same magnitude as market rates (i.e., savings rate).

Economic Value at Risk

While earnings-at-risk simulation measures the short-term risk in the balance sheet, economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities. ALCO examines this ratio regularly, and given the current rate environment, has utilized rate shocks of +400, +200 and -100 basis points for simulation purposes. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using June 30, 2015 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2015 levels.

	Rates + 200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	1.5%	(10.0)%	3.9%	(20.0)%	(2.1)%	(5.0)%

Economic value at risk:
Percent change in economic value of equity	(6.2)%	(20.0)%	(11.5)%	(35.0)%	(7.7)%	(10.0)%

Under the model, the Company’s net interest income is expected to increase 1.5%, while the Company’s economic value of equity is expected to decrease 6.2%, under an interest rate shock scenario of +200 basis points. The anticipated increase in net interest income reflects the composition of the Company’s loan portfolio, which is comprised of a significant balance of variable-rate loans, which will re-price immediately or in the near term. In comparison, results for a similar scenario at March 31, 2015 simulated a 4.2% increase in net interest income given an interest rate shock of +200 basis points. The reduction in the simulated increase in net interest income comparing model results at June 30, 2015 and March 31, 2015 reflected the large commercial deposit relationship attained during the second quarter of 2015, which is concentrated in money market deposit accounts. The model assumes the interest rate on large denomination money market deposit accounts will increase 125 basis points immediately under a +200 basis point rate shock scenario. However, historical experience suggests that deposit rates may reprice at different intervals and at less of a magnitude than changes in general market rate levels.

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

For the three- and six-month periods ended June 30, 2015, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first six months of 2015.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2014.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2015.

There were no changes made to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1 - Legal Proceedings.

On August 8, 2011, the Company announced that it had received document subpoenas from the SEC.  The information requested generally related to disclosure and financial reporting by the Company and the restatement of the Company’s financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010. On January 28, 2015, the Company and the SEC entered into a settlement agreement resolving these issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. As part of this settlement agreement, on January 30, 2015, the Company paid a civil money penalty of $175 thousand to the SEC. The Company accrued for the $175 thousand civil money penalty in its 2014 Consolidated Statements of Income.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of June 30, 2015, $2.5 million remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit in 2014.

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

On January 22, 2014, the Bank was advised by the Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) the FinCEN was investigating the Bank for alleged violations of the Bank Secrecy Act (“BSA”). On May 28, 2014, the Bank was advised by the Office of the Comptroller of the Currency (“OCC”) that the OCC was investigating allegations that the Bank failed to file timely SARS. On November 18, 2014, both FinCEN and OCC advised the Bank that they intended on assessing civil money penalties against the Bank. Subsequent to November 18, 2014, the Bank had been in discussions with both regulatory agencies about the alleged BSA violations. On February 27, 2015, the Bank reached a comprehensive settlement with FinCEN and OCC to resolve the BSA allegations. In order to settle the matter, the Bank consented to an aggregate civil money penalty assessment of $1.5 million which was accrued for at December 31, 2014 and included in non-interest expense for the year ended December 31, 2014. The Company paid the $1.5 million civil money penalty on February 27, 2015.

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

Item 1A - Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K for the year ending December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 12, 2013, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014, is hereby incorporated by reference.

EXHIBIT 4.2*	Form of Amended and Restated Subordinated Note

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS*	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE*	XBRL TAXNOMOY EXTENSION PRESENTATION LINKBASE

 ____________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: August 7, 2015	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 7, 2015	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer