Form 10-Q
period 2015-09-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2015-11-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,500,945 shares
(Title of Class)	(Outstanding at November 6, 2015)

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
(dollars in thousands, except share data)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$20,631	$22,657
Interest-bearing deposits in other banks	10,383	13,010
Total cash and cash equivalents	31,014	35,667
Securities available for sale, at fair value	249,228	218,989
Stock in Federal Home Loan Bank of Pittsburgh, at cost	4,298	2,803
Loans held for sale	4,634	603
Loans, net of allowance for loan and lease losses of $9,825 and $11,520	713,341	658,747
Bank premises and equipment, net	11,258	11,003
Accrued interest receivable	2,618	2,075
Intangible assets	179	302
Bank-owned life insurance	29,232	28,817
Other real estate owned	1,618	2,255
Other assets	7,799	8,768
Total assets	$1,055,219	$970,029

Liabilities
Deposits:
Demand (non-interest-bearing)	$152,038	$124,064
Interest-bearing	700,004	671,272
Total deposits	852,042	795,336
Borrowed funds
Federal Home Loan Bank of Pittsburgh advances	93,058	61,194
Subordinated debentures	14,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	117,368	96,504
Accrued interest payable	11,187	10,262
Other liabilities	14,989	16,529
Total liabilities	995,586	918,631

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2015 and December 31, 2014
Issued and outstanding: 0 shares at September 30, 2015 and December 31, 2014	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2015 and December 31, 2014
Issued and outstanding: 16,500,945 shares, September 30, 2015 and 16,484,419 shares, December 31, 2014	20,626	20,605
Additional paid-in capital	61,939	61,781
Accumulated deficit	(25,495)	(32,126)
Accumulated other comprehensive income	2,563	1,138
Total shareholders' equity	59,633	51,398
Total liabilities and shareholders’ equity	$1,055,219	$970,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans	$6,693	$6,852	$19,640	$19,958
Interest and dividends on securities:
U.S. government agencies	1,061	893	3,044	2,496
State and political subdivisions, tax-free	19	409	91	1,679
State and political subdivisions, taxable	324	76	447	271
Other securities	92	74	331	206
Total interest and dividends on securities	1,496	1,452	3,913	4,652
Interest on interest-bearing deposits in other banks	10	8	42	44
Total interest income	8,199	8,312	23,595	24,654
Interest expense
Interest on deposits	677	751	2,003	2,435
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	128	125	367	334
Interest on subordinated debentures	162	575	1,290	1,706
Interest on junior subordinated debentures	50	50	150	149
Total interest on borrowed funds	340	750	1,807	2,189
Total interest expense	1,017	1,501	3,810	4,624
Net interest income before credit for loan and lease losses	7,182	6,811	19,785	20,030
Credit for loan and lease losses	(191)	(54)	(340)	(5,629)
Net interest income after credit for loan and lease losses	7,373	6,865	20,125	25,659
Non-interest income
Deposit service charges	799	781	2,218	2,217
Net gain on the sale of securities	4	2,958	2,302	6,006
Net gain on the sale of mortgage loans held for sale	13	57	69	223
Net loss on the sale of education loans	-	-	-	(13)
Net gain on the sale of other real estate owned	129	35	145	103
Gain on branch divestitures	-	-	-	607
Loan-related fees	94	101	290	292
Income from bank-owned life insurance	145	165	415	496
Legal settlements	-	-	184	2,127
Other	195	345	720	799
Total non-interest income	1,379	4,442	6,343	12,857
Non-interest expense
Salaries and employee benefits	3,240	3,316	9,582	9,809
Occupancy expense	500	438	1,665	1,554
Equipment expense	408	355	1,234	1,068
Advertising expense	86	109	335	353
Data processing expense	471	508	1,420	1,556
Regulatory assessments	203	266	711	1,389
Bank shares tax	217	21	652	372
Expense of other real estate owned	91	514	338	2,495
Legal expense	80	268	331	1,428
Professional fees	193	306	780	1,240
Insurance expenses	128	196	528	757
Other operating expenses	798	1,486	2,301	2,718
Total non-interest expense	6,415	7,783	19,877	24,739
Income before income taxes	2,337	3,524	6,591	13,777
Provision (credit) for income taxes	-	166	(40)	326
Net income	$2,337	$3,358	$6,631	$13,451

Earnings per share
Basic	$0.14	$0.20	$0.40	$0.82
Diluted	$0.14	$0.20	$0.40	$0.82

Cash dividends declared per common share	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,500,945	16,471,569	16,497,373	16,471,569
Diluted	16,500,945	16,471,569	16,497,373	16,471,851

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$2,337	$3,358	$6,631	$13,451
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	3,465	(482)	4,461	10,528
Taxes	(1,178)	163	(1,516)	(3,580)
Net of tax amount	2,287	(319)	2,945	6,948

Reclassification adjustment for gains included in net income	(4)	(2,958)	(2,302)	(5,638)
Taxes	1	1,006	782	1,917
Net of tax amount	(3)	(1,952)	(1,520)	(3,721)

Total other comprehensive income (loss)	2,284	(2,271)	1,425	3,227

Total comprehensive income	$4,621	$1,087	$8,056	$16,678

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(unaudited)

	Number		Additional		Accumulated	Total
	of Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Deficit	(Loss) Income	Equity
Balances, December 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the period	-	-	-	13,451	-	13,451
Restricted stock awards	-	-	65	-	-	65
Other comprehensive income, net of tax of $1,663	-	-	-	-	3,227	3,227
Balances, September 30, 2014	16,471,569	$20,589	$61,692	$(32,095)	$135	$50,321

Balances, December 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398
Net income for the period	-	-	-	6,631	-	6,631
Common shares issued under long-term incentive compensation plan	16,526	21	(21)	-	-	-
Restricted stock awards	-	-	179	-	-	179
Other comprehensive income, net of tax of $734	-	-	-	-	1,425	1,425
Balances, September 30, 2015	16,500,945	$20,626	$61,939	$(25,495)	$2,563	$59,633

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Operating activities:
Net income	$6,631	$13,451
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	1,173	953
Equity in trust	(5)	(4)
Depreciation and amortization	1,168	1,068
Stock-based compensation	179	65
Credit for loan and lease losses	(340)	(5,629)
Credit for off-balance sheet commitments	(27)	(201)
Gain on the sale of available-for-sale securities	(2,302)	(5,638)
Gain on the sale of held-to-maturity securities	-	(368)
Gain on the sale of loans held for sale	(69)	(223)
Loss on the sale of education loans	-	13
Gain on branch divestitures	-	(607)
Loss on the disposition of bank premises and equipment and other assets	-	352
Gain on the sale of other real estate owned	(145)	(103)
Valuation adjustment of other real estate owned	208	2,199
Income from bank-owned life insurance	(415)	(496)
Proceeds from the sale of loans held for sale	1,982	6,806
Funds used to originate loans held for sale	(1,352)	(5,934)
(Increase) decrease in accrued interest receivable	(543)	33
Decrease (increase) in other assets	829	(64)
Increase in accrued interest payable	925	1,783
Decrease in other liabilities	(2,221)	(333)
Total adjustments	(955)	(6,328)
Net cash provided by operating activities	5,676	7,123

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale securities	7,326	5,965
Proceeds from the sale of available-for-sale securities	78,765	78,582
Proceeds from the sale of held-to-maturity securities	-	2,686
Purchases of available-for-sale securities	(113,042)	(88,528)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,495)	(2,210)
Proceeds from the sale of education loans	-	2,537
Net increase in loans to customers	(58,975)	(33,095)
Proceeds from the sale of other real estate owned	697	1,268
Proceeds from the sale of bank premises and equipment	-	2,504
Purchases of property and equipment	(1,175)	(982)
Net cash used in investing activities	(87,899)	(31,273)

Cash flows from financing activities:
Net increase (decrease) in deposits	56,706	(81,076)
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	19,500	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	142,947	194,235
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(130,583)	(152,572)
Principal reduction on subordinated debentures	(11,000)	-
Net cash provided by (used in) financing activities	77,570	(39,413)
Net decrease in cash and cash equivalents	(4,653)	(63,563)
Cash and cash equivalents at beginning of period	35,667	103,556
Cash and cash equivalents at end of period	$31,014	$39,993

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,885	$2,841
Income taxes	22	238
Other transactions:
Principal balance of loans transferred to other real estate owned	149	13
Principal balance of loans transferred to held for sale	4,592	-
Bank premises transferred to other real estate owned	-	1,749
Change in deferred gain on sale of other real estate owned	(26)	27

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.     Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In the opinion of management, all adjustments necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2015 have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended September 30, 2015 may not be indicative of its future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements, included in its Annual Report filed on Form 10-K as of and for the year ended December 31, 2014 (the “2014 Form 10-K”) and the Company’s Quarterly Reports filed on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): “Deferral of the Effective Date,” which defers the adoption of ASU 2014-09 for one year for all entities. Accordingly, the Company will adopt this guidance on January 1, 2018 in accordance with ASU 2015-14, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

Note 3.     Regulatory Matters

The Bank was under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. On March 25, 2015, after meeting all of the requirements of the Order, the Bank was fully and completely released from the Order. The Company was subject to a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010. On September 8, 2015, the Company was notified by the Reserve Bank that effective September 2, 2015 it had been fully and completely released from the Written Agreement.

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

The Regulatory Capital Rules are effective on January 1, 2014; however, the mandatory compliance date for the Company and the Bank as “standardized approach” banking organizations began on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the Regulatory Capital Rules are:

●	a total risk-based capital ratio of 8.00% (unchanged from current rules);
●	a Tier I risk-based capital ratio of 6.00% (increased from 4.00%);
●	a new common equity Tier I risk-based capital ratio of 4.50%; and
●	a Tier I capital to average assets (“Tier I leverage ratio”) of 4.00% for all institutions.

The Regulatory Capital Rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier I capital and result in the following minimum ratios effective January 1, 2019:

●	a total risk-based capital ratio of 10.50%.
●	a Tier I risk-based capital ratio of 8.50%; and
●	a common equity Tier I risk-based capital ratio of 7.00%;

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

The Regulatory Capital Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized”:

●	a total risk-based capital ratio of 10.00% (unchanged from current rules);
●	a Tier I risk-based capital ratio of 8.00% (increased from 6.00%);
●	a new common equity Tier I risk-based capital ratio of 6.50%; and
●	a Tier I leverage ratio of 5.00%.

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

The Company’s and the Bank’s actual capital positions at September 30, 2015 and December 31, 2014 are presented in the following table:

Capital Analysis

	September 30,	December 31,
(in thousands)	2015	2014
Company:
Tier I common equity	$56,964	N/A

Tier I capital	66,964	$59,930

Tier II capital:
Subordinated notes	9,800	25,000
Allowable portion of allowance for loan and lease losses	9,650	8,591
Total tier II capital	19,450	33,591
Total risk-based capital	86,414	93,521

Total risk-weighted assets	$771,395	$683,956
Total average assets (for Tier I leverage ratio)	$1,019,307	$990,346

Bank:
Tier I common equity	$92,821	N/A

Tier I capital	92,821	$96,816

Tier II capital:
Allowable portion of allowance for loan and lease losses	9,645	8,587
Total tier II capital	9,645	8,587
Total risk-based capital	102,466	105,403

Total risk-weighted assets	$771,002	$683,576
Total average assets (for Tier I leverage ratio)	$1,018,916	$990,407

The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at September 30, 2015 and December 31, 2014:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio
September 30, 2015

Total capital (to risk-weighted assets)	$86,414	11.20%	$102,466	13.29%	8.00%	10.00%

Tier I capital (to risk-weighted assets)	66,964	8.68%	92,821	12.04%	6.00%	8.00%

Tier I common equity (to risk-weighted assets)	56,964	7.38%	92,821	12.04%	4.50%	6.50%

Tier I capital (to average assets)	66,964	6.57%	92,821	9.11%	4.00%	5.00%

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio
December 31, 2014

Total capital (to risk-weighted assets)	$93,521	13.67%	$105,403	15.42%	8.00%	10.00%

Tier I capital (to risk-weighted assets)	59,930	8.76%	96,816	14.16%	4.00%	6.00%

Tier I capital (to average assets)	59,930	6.05%	96,816	9.78%	4.00%	5.00%

*Applies to the Bank only.

Note 4.     Loans

The following table summarizes loans receivable, net, by category at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Residential real estate	$129,444	$122,832
Commercial real estate	249,526	233,473
Construction, land acquisition and development	25,516	18,835
Commercial and industrial	142,425	132,057
Consumer	132,418	122,092
State and political subdivisions	42,219	40,205
Total loans, gross	721,548	669,494
Unearned income	(104)	(98)
Net deferred loan costs	1,722	871
Allowance for loan and lease losses	(9,825)	(11,520)
Loans, net	$713,341	$658,747

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

The Company originates one- to four-family mortgage loans for sale in the secondary market. During the three and nine month periods ended September 30, 2015, the Company sold $0.3 million and $1.9 million, respectively, of one- to four-family mortgages. The Company retains servicing rights on these mortgages. During 2015, as part of its asset/liability management strategy, the Company opted to retain up to $10.0 million in residential mortgages in the loan portfolio. Based on a change in strategy during the third quarter, the Company elected to transfer $4.6 million of loans previously retained in the portfolio to held for sale at September 30, 2015 and to sell, on the secondary market, all eligible residential mortgages originated going forward. The Company had $4.6 million and $603 thousand in residential mortgage loans held-for-sale at September 30, 2015 and December 31, 2014, respectively.

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

Based on its evaluation of the ALLL, management established an unallocated reserve of $68 thousand and $45 thousand at September 30, 2015 and December 31, 2014, respectively. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment of the loan portfolio for each quarter over the previous three years, which have resulted in overall negative historical loss factors and consequently related negative provisions for the commercial and industrial loan segment at September 30, 2015 and the construction, land acquisition and development loan segment at December 31, 2014. Based on the higher risk characteristics inherent in this segment of the portfolio, management reversed the negative provisions related to the negative historical loss factors and established the unallocated reserves.

The following table summarizes activity in the ALLL, by loan category, for the three and nine months ended September 30, 2015 and 2014:

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Three months ended September 30, 2015:
Allowance for loan losses:
Beginning balance, July 1, 2015	$1,484	$4,041	$778	$1,878	$1,643	$504	$-	$10,328
Charge-offs	(66)	-	(683)	(21)	(198)	-	-	(968)
Recoveries	23	278	-	140	215	-	-	656
Provisions (credits)	(132)	(84)	874	(738)	(147)	(32)	68	(191)
Ending balance, September 30, 2015	$1,309	$4,235	$969	$1,259	$1,513	$472	$68	$9,825

Three months ended September 30, 2014:
Allowance for loan losses:
Beginning balance, July 1, 2014	$2,112	$5,133	$923	$1,758	$1,681	$568	$-	$12,175
Charge-offs	(67)	-	-	(22)	(270)	-	-	(359)
Recoveries	9	-	-	69	58	-	-	136
Provisions (credits)	(307)	128	(148)	-	258	15	-	(54)
Ending balance, September 30, 2014	$1,747	$5,261	$775	$1,805	$1,727	$583	$-	$11,898

Nine months ended September 30, 2015:
Allowance for loan losses:
Beginning balance, January 1, 2015	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520
Charge-offs	(135)	(912)	(689)	(163)	(538)	-	-	(2,437)
Recoveries	34	296	-	307	445	-	-	1,082
Provisions (credits)	(362)	188	993	(989)	(67)	(126)	23	(340)
Ending balance, September 30, 2015	$1,309	$4,235	$969	$1,259	$1,513	$472	$68	$9,825

Nine months ended September 30, 2014:
Allowance for loan losses:
Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$-	$14,017
Charge-offs	(152)	-	-	(172)	(637)	-	-	(961)
Recoveries	79	355	3,539	195	303	-	-	4,471
Provisions (credits)	(467)	(1,111)	(3,688)	(539)	272	(96)	-	(5,629)
Ending balance, September 30, 2014	$1,747	$5,261	$775	$1,805	$1,727	$583	$-	$11,898

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at September 30, 2015 and December 31, 2014:

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$5	$303	$-	$-	$2	$-	$-	$310
Collectively evaluated for impairment	1,304	3,932	969	1,259	1,511	472	68	9,515
Total	$1,309	$4,235	$969	$1,259	$1,513	$472	$68	$9,825

Loans receivable:
Individually evaluated for impairment	$2,386	$7,470	$704	$207	$353	$-	$-	$11,120
Collectively evaluated for impairment	127,058	242,056	24,812	142,218	132,065	42,219	-	710,428
Total	$129,444	$249,526	$25,516	$142,425	$132,418	$42,219	$-	$721,548

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$51	$331	$1	$-	$1	$-	$-	$384
Collectively evaluated for impairment	1,721	4,332	664	2,104	1,672	598	45	11,136
Total	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520

Loans receivable:
Individually evaluated for impairment	$2,487	$6,660	$256	$32	$361	$-	$-	$9,796
Collectively evaluated for impairment	120,345	226,813	18,579	132,025	121,731	40,205	-	659,698
Total	$122,832	$233,473	$18,835	$132,057	$122,092	$40,205	$-	$669,494

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

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless the collection of the loan is in process and reasonably assured. The Company utilizes accruing versus non-accrual status as the credit quality indicator for these loan pools. The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at September 30, 2015 and December 31, 2014:

Credit Quality Indicators
September 30, 2015
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$21,120	$405	$993	$-	$-	$22,518	$106,411	$515	$106,926	$129,444
Commercial real estate	224,342	13,371	11,813	-	-	249,526	-	-	-	249,526
Construction, land acquisition and development	18,157	362	6,068	-	-	24,587	929	-	929	25,516
Commercial and industrial	134,970	935	2,399	-	-	138,304	4,116	5	4,121	142,425
Consumer	3,101	15	116	-	-	3,232	129,045	141	129,186	132,418
State and political subdivisions	41,604	120	495	-	-	42,219	-	-	-	42,219
Total	$443,294	$15,208	$21,884	$-	$-	$480,386	$240,501	$661	$241,162	$721,548

Credit Quality Indicators
December 31, 2014
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$19,892	$451	$1,077	$-	$-	$21,420	$100,576	$836	$101,412	$122,832
Commercial real estate	204,252	13,217	16,004	-	-	233,473	-	-	-	233,473
Construction, land acquisition and development	10,910	1,423	5,566	-	-	17,899	936	-	936	18,835
Commercial and industrial	122,261	1,962	2,397	-	-	126,620	5,437	-	5,437	132,057
Consumer	3,414	-	125	-	-	3,539	118,377	176	118,553	122,092
State and political subdivisions	38,685	925	595	-	-	40,205	-	-	-	40,205
Total	$399,414	$17,978	$25,764	$-	$-	$443,156	$225,326	$1,012	$226,338	$669,494

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $6.7 million and $5.5 million at September 30, 2015 and December 31, 2014, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at September 30, 2015 and December 31, 2014.

The following tables present the delinquency status of past due and non-accrual loans at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$128,558	$147	$4	$-	$128,709
Commercial real estate	243,837	95	276	-	244,208
Construction, land acquisition and development	25,147	-	-	-	25,147
Total real estate	397,542	242	280	-	398,064

Commercial and industrial	141,858	250	139	-	142,247

Consumer	130,792	1,245	240	-	132,277

State and political subdivisions	42,052	167	-	-	42,219
Total performing (accruing) loans	712,244	1,904	659	-	714,807

Non-accrual loans:
Real estate:
Residential real estate	406	63	-	266	735
Commercial real estate	1,634	-	119	3,565	5,318
Construction, land acquisition and development	-	369	-	-	369
Total real estate	2,040	432	119	3,831	6,422

Commercial and industrial	110	-	-	68	178

Consumer	36	33	6	66	141

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,186	465	125	3,965	6,741

Total loans receivable	$714,430	$2,369	$784	$3,965	$721,548

	December 31, 2014
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$121,407	$420	$-	$-	$121,827
Commercial real estate	229,207	136	-	-	229,343
Construction, land acquisition and development	18,740	-	95	-	18,835
Total real estate	369,354	556	95	-	370,005

Commercial and industrial	131,621	90	135	-	131,846

Consumer	120,204	1,334	378	-	121,916

State and political subdivisions	40,205	-	-	-	40,205
Total peforming (accruing) loans	661,384	1,980	608	-	663,972

Non-accrual loans:
Real estate:
Residential real estate	495	99	17	394	1,005
Commercial real estate	288	3,628	19	195	4,130
Construction, land acquisition and development	-	-	-	-	-
Total real estate	783	3,727	36	589	5,135

Commercial and industrial	55	-	52	104	211

Consumer	42	-	58	76	176

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	880	3,727	146	769	5,522

Total loans receivable	$662,264	$5,707	$754	$769	$669,494

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at September 30, 2015 and December 31, 2014. Non-accrual loans, other than TDRs, with aggregate loan relationship balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold, that were evaluated under ASC Topic 450 amounted to $0.7 million and $1.0 million at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$819	$890	$-
Commercial real estate	5,462	7,089	-
Construction, land acquisition and development	704	1,052	-
Total real estate	6,985	9,031	-

Commercial and industrial	207	236	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,192	9,267	-

With a related allowance recorded:
Real estate:
Residential real estate	1,567	1,567	5
Commercial real estate	2,008	2,008	303
Construction, land acquisition and development	-	-	-
Total real estate	3,575	3,575	308

Commercial and industrial	-	-	-

Consumer	353	353	2

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	3,928	3,928	310

Total impaired loans:
Real estate:
Residential real estate	2,386	2,457	5
Commercial real estate	7,470	9,097	303
Construction, land acquisition and development	704	1,052	-
Total real estate	10,560	12,606	308

Commercial and industrial	207	236	-

Consumer	353	353	2

State and political subdivisions	-	-	-
Total impaired loans	$11,120	$13,195	$310

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$385	$410	$-
Commercial real estate	4,401	5,024	-
Construction, land acquisition and development	68	68	-
Total real estate	4,854	5,502	-

Commercial and industrial	32	59	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	4,886	5,561	-

With a related allowance recorded:
Real estate:
Residential real estate	2,102	2,137	51
Commercial real estate	2,259	2,259	331
Construction, land acquisition and development	188	188	1
Total real estate	4,549	4,584	383

Commercial and industrial	-	-	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,910	4,945	384

Total impaired loans:
Real estate:
Residential real estate	2,487	2,547	51
Commercial real estate	6,660	7,283	331
Construction, land acquisition and development	256	256	1
Total real estate	9,403	10,086	383

Commercial and industrial	32	59	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans	$9,796	$10,506	$384

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship of greater than $100,000 and TDRs, amounted to $11.1 million and $9.8 million at September 30, 2015 and December 31, 2014, respectively. The related allowance recorded for impaired loans was $0.3 million and $0.4 million at September 30, 2015 and December 31, 2014, respectively.

The following table presents the average balance and interest income recognized on impaired loans by loan category for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,413	$28	$2,490	$25	$2,659	$92	$2,144	$62
Commercial real estate	7,017	24	6,628	30	6,884	82	6,613	91
Construction, land acquisition and development	459	5	273	4	465	14	293	12
Total real estate	9,889	57	9,391	59	10,008	188	9,050	165

Commercial and industrial	140	1	66	-	142	1	98	-

Consumer	354	3	363	3	357	9	337	8

State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$10,383	$61	$9,820	$62	$10,507	$198	$9,485	$173

(1)	Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans in accordance with their original terms approximated $112 thousand and $298 thousand for the three and nine months ended September 30, 2015, respectively, and $100 thousand and $307 thousand for the three and nine months ended September 30, 2014, respectively.

Troubled Debt Restructured Loans

TDRs at September 30, 2015 and December 31, 2014 were $9.4 million and $9.0 million, respectively. Accruing and non-accruing TDRs were $5.1 million and $4.3 million, respectively at September 30, 2015 and $5.3 million and $3.7 million, respectively at December 31, 2014. Approximately $310 thousand and $346 thousand in specific reserves have been established for these loans as of September 30, 2015 and December 31, 2014, respectively.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post-modification recorded investment in loans modified as TDRs by loan category during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	-	$-	$-	5	$810	$827
Commercial real estate	-	-	-	1	1,654	742
Construction, land acquisition and development	-	-	-	1	96	96
Commercial and industrial	1	79	79	1	79	79
Consumer	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	1	$79	$79	8	$2,639	$1,744

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	6	$411	$413	12	$780	$862
Commercial real estate	-	-	-	4	238	238
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	2	182	187
State and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	6	$411	$413	18	$1,200	$1,287

During the nine months ended September 30, 2015, there was one commercial real estate loan that was modified with a recorded investment prior to modification of $1.7 million. Pursuant to the modification, management conducted an analysis and determined that there was impairment on the loan. Accordingly, the Company recorded a $912 thousand partial charge-off related to this TDR.

Although the eight loans modified as TDRs during the nine months ended September 30, 2015 did not result in an increase to the specific reserve in the ALLL at September 30, 2015, charge-offs resulting from the modified TDRs totaled $912 thousand for the nine months ended September 30, 2015.

The following tables present the types of modifications made during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015					Nine Months Ended September 30, 2015
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications
Type of modification:
Residential real estate	$-	$-	$-	$-	$-	$709	$118	$-	$-	$827
Commercial real estate	-	-	-	-	-	-	-	-	1,654	1,654
Construction, land acquisition and development	-	-	-	-	-	96	-	-	-	96
Commercial and industrial	-	-	-	79	79	-	-	-	79	79
Consumer	-	-	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-	-	-	-
Total modifications	$-	$-	$-	$79	$79	$805	$118	$-	$1,733	$2,656

	Three Months Ended September 30, 2014					Nine Months Ended September 30, 2014
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications
Type of modification:
Residential real estate	$148	$40	$-	$225	$413	$263	$339	$35	$225	$862
Commercial real estate	-	-	-	-	-	238	-	-	-	238
Construction, land acquisition and development	-	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	135	52	-	-	187
State and political subdivisions	-	-	-	-	-	-	-	-	-	-
Total modifications	$148	$40	$-	$225	$413	$636	$391	$35	$225	$1,287

There were no TDRs that re-defaulted (defined as past due 90 days) during the three months ended September 30, 2015. There was one TDR with a recorded investment of $3.5 million that re-defaulted during the nine months ended September 30, 2015. The re-default did not occur within one year of the original modification. There were no TDRs which re-defaulted during the three and nine months ended September 30, 2014 and for which the payment re-default occurred within one year of the modification.

Note 5. Other Real Estate Owned

The following table presents the composition of OREO at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Land/lots	$803	$1,287
Commercial real estate	788	941
Residential real estate	27	27
Total other real estate owned	$1,618	$2,255

The following table presents the activity in OREO for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$1,740	$3,182	$2,255	$4,246
Property foreclosures	-	-	149	13
Bank premises transferred to OREO	-	-	-	1,749
Valuation adjustments	(78)	(429)	(208)	(2,199)
Carrying value of OREO sold	(44)	(136)	(578)	(1,192)
Balance, end of period	$1,618	$2,617	$1,618	$2,617

At September 30, 2015, OREO consisted of 10 properties with an aggregate carrying value of $1.6 million, a decrease of $0.7 million, or 28.2%, from $2.3 million at December 31, 2014.  There were two properties with a carrying value of $149 thousand foreclosed upon during the nine months ended September 30, 2015. Comprising $1.4 million, or 85.0%, of the outstanding balance of OREO at September 30, 2015 were three properties that were originally held in bank premises and equipment and due to a change in strategic purpose were transferred to OREO in 2014.

During the nine months ended September 30, 2015, there were six sales and one partial sale of properties with an aggregate carrying value of $0.6 million. The Company realized net gains on the sale of these properties of $145 thousand, which is included in non-interest income. During the nine months ended September 30, 2014, the Company foreclosed on one property with a carrying value of $13 thousand. There were five sales and two partial sales of properties with an aggregate carrying value of $1.2 million during the nine months ended September 30, 2014. The Company realized net gains on the sale of these properties of $103 thousand for the nine months ended September 30, 2014, which is included in non-interest income.

During the nine months ended September 30, 2014, the Company transferred four properties located in Monroe County, Pennsylvania, including its former Stroudsburg office and three pieces of vacant land from bank premises and equipment to OREO for disposition due to a change in strategic purpose. At the time of transfer, the four properties had an aggregate carrying value of $3.4 million. During the nine months ended September 30, 2014, one of the properties was subsequently sold and two of the other properties, the Stroudsburg property and one of the parcels, were written down in aggregate $1.2 million to their appraised values, less cost to sell. During the nine months ended September 30, 2015, these three remaining properties were reappraised, and due to continued decline in real estate values in Monroe County, Pennsylvania, the Company incurred additional valuation adjustments totaling $158 thousand. Valuation adjustments, which are included in non-interest expense, totaled $0.1 million and $0.2 million for the three months and nine months ended September 30, 2015, respectively, and $0.4 million and $2.2 million for the respective periods of 2014.

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

The following table presents the components of net expense of OREO for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Insurance	$19	$26	$51	$66
Legal fees	(6)	14	33	38
Maintenance	-	2	3	17
Professional fees	3	5	4	83
Real estate taxes	8	28	21	123
Utilities	1	4	14	8
Other	(12)	6	5	11
Valuation adjustments	78	429	208	2,199
Total expense	91	514	339	2,545
Income from the operation of foreclosed properties	-	-	(1)	(50)
Net expense of OREO	$91	$514	$338	$2,495

There were four consumer mortgage loans that were in the process of foreclosure at September 30, 2015 with a total carrying value of $117 thousand. There were two residential real estate properties with a carrying value of $149 thousand that were foreclosed upon during the nine months ended September 30, 2015. There were two residential properties with an aggregate carrying value of $27 thousand included in OREO at September 30, 2015 and December 31, 2014.

Note 6.  Securities

Securities have been classified as available-for-sale or held-to-maturity in the consolidated financial statements according to management’s intent. The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities at September 30, 2015 and December 31, 2014:

	September 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$43,788	$912	$-	$44,700
Obligations of state and political subdivisions	55,209	955	12	56,152
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	23,058	489	3	23,544
Collateralized mortgage obligations - commercial	90,158	1,190	9	91,339
Residential mortgage-backed securities	28,449	489	-	28,938
Corporate debt securities	500	-	74	426
Negotiable certificates of deposit	3,173	2	4	3,171
Equity securities	1,010	-	52	958
Total available-for-sale securities	$245,345	$4,037	$154	$249,228

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
(in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$29,246	$77	$47	$29,276
Obligations of state and political subdivisions	23,132	1,380	3	24,509
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	26,129	103	1	26,231
Collateralized mortgage obligations - commercial	61,017	492	253	61,256
Residential mortgage-backed securities	73,998	441	341	74,098
Corporate debt securities	500	-	80	420
Negotiable certificates of deposit	2,232	-	-	2,232
Equity securities	1,010	-	43	967
Total available-for-sale securities	$217,264	$2,493	$768	$218,989

At September 30, 2015 and December 31, 2014, securities with a carrying amount of $247.8 million and $217.6 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of the Company’s available-for-sale debt securities at September 30, 2015 using contractual maturities.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	September 30, 2015
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$-	$-
After one year through five years	21,743	22,130
After five years through ten years	78,215	79,648
After ten years	2,712	2,671
Collateralized mortgage obligations	113,216	114,883
Residential mortgage-backed securities	28,449	28,938
Total	$244,335	$248,270

Gross proceeds from the sale of available-for-sale securities were $5.3 million and $78.8 million, respectively, for the three and nine months ended September 30, 2015, with gross gains of $4 thousand and $2.3 million, respectively, realized upon the sales. There were no gross losses realized upon the sales for the three months ended September 30, 2015. The Company realized gross losses of $4 thousand upon the sales for the nine months ended September 30, 2015.

Gross proceeds from the sale of available-for-sale securities were $40.0 million and $78.6 million, respectively, for the three and nine months ended September 30, 2014. Gross realized gains were $2.9 million and $5.6 million, respectively, for the three and nine months ended September 30, 2014. There were no losses realized upon the sales for the three and nine months ended September 30, 2014.

In the first quarter of 2014, the Company sold its entire held-to-maturity portfolio consisting of four obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of the held-to-maturity portfolio were $2.7 million for the nine months ended September 30, 2014, with gross gains of $0.4 million realized upon the sale. The four securities were tax-exempt, zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit and concentration risk within the investment portfolio, and as part of tax planning strategies aimed at reducing the amount of tax-exempt securities.

The following tables present the length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	1	1,513	7	1	261	5	2	1,774	12
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	812	3	-	-	-	2	812	3
Collateralized mortgage obligations - commercial	2	5,169	9	-	-	-	2	5,169	9
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	-
Corporate debt securities	-	-	-	1	426	74	1	426	74
Negotiable certificates of deposit	6	1,433	4	-	-	-	6	1,433	4
Equity securities	-	-	-	1	948	52	1	948	52
Total	11	$8,927	$23	3	$1,635	$131	14	$10,562	$154

	December 31, 2014
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	2	$9,513	$47	-	$-	$-	2	$9,513	$47
Obligations of state and political subdivisions	-	-	-	1	254	3	1	254	3
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	1	653	1	-	-	-	1	653	1
Collateralized mortgage obligations - commerical	7	32,513	105	3	8,693	148	10	41,206	253
Residential mortgage-backed securities	3	16,659	56	6	37,619	285	9	54,278	341
Corporate debt securities	-	-	-	1	420	80	1	420	80
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	957	43	1	957	43
Total	13	$59,338	$209	12	$47,943	$559	25	$107,281	$768

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

Securities issued by U.S. government or U.S. government-sponsored agencies, including single-maturity bonds, residential mortgage-backed securities, and residential and commercial CMOs, and obligations of state and political subdivisions, comprise the majority of the Company’s securities portfolio. Management performed a review of the fair values of all securities in an unrealized loss position as of September 30, 2015 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. At September 30, 2015, the Company held 14 securities that were in an unrealized loss position, with 3 of those securities in an unrealized loss position for more than 12 months. All but one of the securities in an unrealized loss position at September 30, 2015 were debt securities. Additionally, management considers the severity of each security’s unrealized loss position, placing greater emphasis on any security with an unrealized loss greater than 5.0% of its amortized cost. At September 30, 2015, there were two securities, a corporate debt security and an equity security, with an unrealized loss greater than 5.0% of its amortized cost. The corporate debt security, a floating rate bond of a large money center bank, had an unrealized loss of $74 thousand, or 14.8% of its amortized cost, at September 30, 2015. This bank was considered well capitalized under regulatory capital guidelines at September 30, 2015. The equity security, a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within the Company’s geographical market, had an unrealized loss of $52 thousand, or 5.2% of its amortized cost, at September 30, 2015. This mutual fund, which provides the Company with credit under the Community Reinvestment Act, has a one- and three-year return of 3.34% and 1.80%, and is rated four stars by Morningstar, an independent investment research company.

The remaining 12 securities in an unrealized loss position at September 30, 2015 included 4 securities issued by a U.S. government or government-sponsored agency, 2 obligations of state and political subdivisions and 6 negotiable certificates of deposit. The obligations of the U.S. government or government-sponsored agencies are securities issued by GNMA and FHLMC that are currently rated Aaa by Moody’s Investor Services or AAA by Standard & Poor’s (“S&P”) and are guaranteed by the U.S. government. The 2 state and political subdivision obligations in an unrealized loss position at September 30, 2015, are general-purpose debt obligations that are secured by the unlimited taxing power of the issuer. Each of the 6 negotiable certificates of deposit have a carrying value below $250 thousand and are fully insured by the Federal Deposit Insurance Corporation.

To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2015. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the result of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at September 30, 2015.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $5.6 million and $4.2 million at September 30, 2015 and December 31, 2014, respectively. FRB stock of $1.3 million is included in Other Assets at September 30, 2015 and December 31, 2014. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at September 30, 2015.

Note 7. Borrowed Funds

The following table summarizes the components of borrowed funds at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Federal Home Loan Bank of Pittsburgh advances - overnight	$19,500	$-
Federal Home Loan Bank of Pittsburgh advances - term	73,558	61,194
Subordinated debentures	14,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$117,368	$96,504

On September 1, 2009, the Company offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the “Notes”). Prior to July 1, 2015, the Notes had a fixed interest rate of 9.00% per annum. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to the right of the Company to defer such payment. On June 30, 2015, pursuant to approval from all of the Noteholders and the Reserve Bank, the Company amended the original terms of the Notes to reduce the interest rate payable on the Notes from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. Pursuant to the approved amendment, on June 30, 2015, the Company repaid 44% of the original principal amount, or $11.0 million, of the Notes outstanding to the holders on June 30, 2015, with the remaining $14.0 million in principal to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amount, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes. As of September 30, 2015 and December 31, 2014, there was $14.0 million and $25.0 million outstanding under the Notes, respectively.

The Company had been under a Written Agreement with the Reserve Bank since November 24, 2010. As previously mentioned, the Company was released from the Written Agreement on September 2, 2015.While the Company was under the Written Agreement, principal and interest payments on the Notes required written non-objection from the Reserve Bank. Pursuant to the Written Agreement, the Company had been deferring the quarterly interest payments on the Notes beginning December 1, 2010 and ending on June 1, 2015.

On July 15, 2015, the Company sent a request to the Reserve Bank to permit payment of the quarterly interest payment on the Notes, which was due and payable on September 1, 2015. The Company subsequently received approval from the Reserve Bank on August 17, 2015 and accordingly paid the quarterly interest payment to the Noteholders on September 1, 2015. It is the intent of the Company to continue the regularly scheduled quarterly interest payments on a go-forward basis. Additionally, the Company is currently developing consolidated capital strategies to pay the $10.8 million in accrued and unpaid interest associated with the Notes, which has been deferred from December 1, 2010 to June 1, 2015.

There have been no material changes in the status or terms of other borrowed funds disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company did not own any securities for which fair value was determined using level 3 inputs at September 30, 2015 or December 31, 2014. The Company did own one security issued by a state and political subdivision that was valued using Level 3 inputs during 2014, which was paid off prior to December 31, 2014. This security had a credit rating that was either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities had become inactive. This security was historically priced using Level 2 inputs. The credit ratings withdrawal and downgrade resulted in a decline in the level of significant other observable inputs for this investment security at the measurement dates. Broker pricing and bid/ask spreads were very limited for this security. At September 30, 2014, the Company had obtained a bid indication from a third-party municipal trading desk to determine the fair value of this security.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value Measurements at September 30, 2015
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$44,700	$-	$44,700	$-
Obligations of state and political subdivisions	56,152	-	56,152	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	23,544	-	23,544	-
Collateralized mortgage obligations - commercial	91,339	-	91,339	-
Residential mortgage-backed securities	28,938	-	28,938	-
Corporate debt securities	426	-	426	-
Negotiable certificates of deposit	3,171	-	3,171	-
Equity securities	958	958	-	-
Total available-for-sale securities	$249,228	$958	$248,270	$-

	Fair Value Measurements at December 31, 2014
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$29,276	$-	$29,276	$-
Obligations of state and political subdivisions	24,509	-	24,509	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	26,231	-	26,231	-
Collateralized mortgage obligations - commerical	61,256	-	61,256	-
Residential mortgage-backed securities	74,098	-	74,098	-
Corporate debt securities	420	-	420	-
Negotiable certificates of deposit	2,232	-	2,232	-
Equity securities	967	967	-	-
Total available-for-sale securities	$218,989	$967	$218,022	$-

The following tables present a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2015 and 2014:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	State and Political Subdivisions
	Nine Months Ended September 30,
(in thousands)	2015	2014
Balance at January 1,	$-	$571
Amortization	-	-
Accretion	-	-
Purchases	-	-
Paydowns	-	(445)
Total gains or losses (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	-	23
Balance at September 30,	$-	$149

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2015 and 2014.

Assets Measured at Fair Value on a Non-recurring Basis

The following tables present assets measured at fair value on a non-recurring basis:

Fair Value Measurements at September 30, 2015
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$7,062	$-	$-	$7,062
Other real estate owned	$1,582	$-	$-	$1,582

Fair Value Measurements at December 31, 2014
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value (1)	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$5,380	$-	$-	$5,380
Other real estate owned	$2,087	$-	$-	$2,087

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2015 and at December 31, 2014:

	Fair Value	September 30, 2015		December 31, 2014
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and short term investments	Level 1	$31,014	$31,014	$35,667	$35,667
Securities available for sale	See previous table	249,228	249,228	218,989	218,989
FHLB and FRB Stock	Level 2	5,649	5,649	4,154	4,154
Loans held for sale	Level 2	4,634	4,634	603	603
Loans, net	Level 3	713,341	712,602	658,747	659,231
Accrued interest receivable	Level 2	2,618	2,618	2,075	2,075
Mortgage servicing rights	Level 3	207	841	333	898

Financial liabilities:
Deposits	Level 2	852,042	837,071	795,336	779,986
Borrowed funds	Level 2	117,368	117,595	96,504	100,020
Accrued interest payable	Level 2	11,187	11,187	10,262	10,262

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

The following table presents the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2015	2014	2015	2014
Net income	$2,337	$3,358	$6,631	$13,451

Basic weighted-average number of common shares outstanding	16,500,945	16,471,569	16,497,373	16,471,569
Plus: common share equivalents	-	-	-	282
Diluted weighted-average number of common shares outstanding	16,500,945	16,471,569	16,497,373	16,471,851

Income per common share:
Basic	$0.14	$0.20	$0.40	$0.82
Diluted	$0.14	$0.20	$0.40	$0.82

There were no common share equivalents related to incremental shares of restricted stock for the three or nine months ended September 30, 2015, as the weighted-average price of the Company’s common stock was below the fair value on the grant date. For the nine months ended September 30, 2014, common share equivalents in the table above are related entirely to the incremental shares of unvested restricted stock.

Common share equivalents, in the table above, exclude stock options of 64,479 for the nine months ended September 30, 2015 and 73,276 stock options for the nine months ended September 30, 2014 with exercise prices that exceed the average market price of the Company’s common shares during the periods presented. Inclusion of these stock options would be anti-dilutive to the diluted earnings per common share calculation.

Note 10. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Income	Income	Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(4)	Net gain on sale of securities	$(2,302)	Net gain on sale of securities
Taxes	1	Income taxes	782	Income taxes
Net of tax amount	$(3)		$(1,520)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated		Accumulated
	Other	Affected Line Item	Other	Affected Line Item
	Comprehensive	in the Consolidated	Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Income	Income	Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(2,958)	Net gain on sale of securities	$(5,638)	Net gain on sale of securities
Taxes	1,006	Income taxes	1,917	Income taxes
Net of tax amount	$(1,952)		$(3,721)

The following table summarizes the changes in accumulated other comprehensive income, net of tax for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$279	$2,406	$1,138	$(3,092)
Other comprehensive income (loss) before reclassifications	2,287	(319)	2,945	6,948
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	(1,952)	(1,520)	(3,721)
Net other comprehensive income (loss) during the period	2,284	(2,271)	1,425	3,227
Ending balance	$2,563	$135	$2,563	$135

Note 11. Related Party Transactions

The Company has engaged in and intends to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers and their related parties. These transactions are executed on substantially the same terms and at rates prevailing at the time for comparable transactions with unrelated parties.

The Company has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans and advances under lines of credit, net of participations sold, as well as repayments during the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$40,486	$30,303	$36,783	$29,301
Additions, new loans and advances	20,881	25,141	52,282	47,998
Repayments	(9,723)	(13,725)	(37,421)	(35,580)
Other (1)	-	(84)	-	(84)
Balance, end of period	$51,644	$41,635	$51,644	$41,635

(1) Represents loans related to parties that ceased being related parties during period

At September 30, 2015, there were no loan to directors, executive officers and their related parties which were not performing in accordance with the terms of the loan agreements.

Included in related party loans is a commercial line of credit with a company owned by a director with a net balance outstanding of $4.5 million at September 30, 2015. The Company has sold a participation interest in this line to the same director in the amount of $5.2 million, of which $3.0 million is outstanding at September 30, 2015. The Company receives a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Company at September 30, 2015 and December 31, 2014 amounted to $111.2 million and $77.4 million, respectively. During the second quarter of 2015, the Company attained a significant deposit relationship with a customer that is a related party of a director. The aggregate balance of deposits for this relationship was $92.2 million at June 30, 2015 and $24.7 million at September 30, 2015. In the third quarter of 2015, this customer placed $63.6 million of deposits from this relationship into the reciprocal Insured Cash Sweep program through the Promontory Financial Network in order to receive full FDIC insurance coverage. Interest paid on the deposits amounted to $222 thousand and $69 thousand for the nine months ended September 30, 2015 and 2014, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies of related parties. The Company believes these transactions were made on the same terms as those for comparable transactions with unrelated parties. The Company recorded payments for these services of $0.9 million and $1.7 million, respectively, for the three and nine months ended September 30, 2015, and $1.2 million and $2.2 million for the respective periods of 2014.

The Notes held by directors and/or their related parties totaled $8.6 million at September 30, 2015 and $9.0 million at December 31, 2014. On June 12, 2015, the Company solicited consent from all existing Noteholders to amend the Notes by reducing the interest rate payable on the notes from 9.00% to 4.50% effective July 1, 2015, and prepaying 44% of the principal amount outstanding on June 30, 2015. A group of Noteholders holding $14.0 million of the principal balance outstanding on the Notes at June 12, 2015, comprised of both related parties or their interests and non-related parties, offered to purchase the Notes of any Noteholder who did not wish to consent to the amendments. There were seven, non-related party Noteholders, who elected to have their Notes purchased by the group, for a total principal balance of $10.0 million. Of the $10.0 million, $6.4 million was purchased by related parties or their interests. On June 30, 2015, the Company made an $11.0 million principal reduction on the Notes. Total principal payments on Notes held by officers and directors and/or their related parties totaled $6.8 million, of which $6.4 million was used to purchase the Notes referenced above.

On September 1, 2015, the Company made the quarterly interest payment due on the Notes for the period of June 1, 2015 through August 31, 2015, totaling $293 thousand, of which $134 thousand was paid to directors and/or their related interests. There was no interest paid to directors on these Notes for the nine months ended September 30, 2014. Interest expense recorded on the Notes to directors and/or their related interests amounted to $99 thousand and $507 thousand for the three and nine months ended September 30, 2015, respectively, and $223 thousand and $675 thousand for the three and nine months ended September 30, 2014, respectively. Interest accrued and unpaid on the Notes to directors and/or their related interests totaled $3.9 million at September 30, 2015.

The following table summarizes the activity related to the Company’s subordinated debt for the nine months ended September 30, 2015:

	For the Nine Months Ended
	September 30, 2015
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

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in the nine months ended September 30, 2015 and 2014.

The following table summarizes the status of the Company’s stock option plans:

	Nine Months Ended September 30,
	2015		2014

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1.	64,479	$15.87	82,598	$15.98
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(9,322)	16.05
Outstanding at September 30,	64,479	$15.87	73,276	$15.97
Options exercisable at September 30,	64,479		73,276	$15.97
Weighted average fair value of options granted during the period		$-		$-
Stock-based compensation expense		$-		$-

At September 30, 2015 and 2014 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at September 30, 2015:

			Options Outstanding			Options Excercisable
Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price			Outstanding	Life	Price	Exercisable	Price
$10.81	-	$23.13	64,479	2.1	$15.87	64,479	$15.87

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

The Board of Directors, upon the recommendation of the Compensation Committee, formally adopted a Long-Term Incentive Compensation Plan (“LTIP”) on October 23, 2013. The LTIP was ratified at the 2013 Annual Shareholders Meeting on December 23, 2013. The LTIP is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. On March 1, 2015, an additional 84,900 shares of restricted stock were awarded under the LTIP. At September 30, 2015, there were 1,069,683 shares of common stock available for award under the LTIP. For the nine months ended September 30, 2015 and 2014, stock-based compensation expense, which is included in salaries and employee benefits expense in the Consolidated Statements of Income, totaled $179 thousand and $65 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $522 thousand and $242 thousand at September 30, 2015 and 2014, respectively.

The following table presents the status of the Company’s unvested restricted stock awards as of, and during the nine months ended, September 30, 2015 and 2014:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at January 1,	45,750	$6.70	-	$-
Awards granted	84,900	5.75	45,750	6.70
Forfeitures	(333)	6.70	-	-
Vestings	(16,526)	6.70	-	-
Unvested at September 30,	113,791	$5.99	45,750	$6.70

Note 13. Income Taxes

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence. The Company’s deferred tax position has been affected by several significant transactions that occurred in prior years. These transactions included the provision for loan losses, the level of non-accrual loans, valuation of other real estate owned and other-than-temporary impairment losses incurred on certain available-for-sale securities, and resulted in the Company being in a cumulative deficit position since 2009. Accordingly, under applicable accounting guidance, the Company has established a full valuation allowance for its net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities. Valuation allowances, related to net deferred tax assets, established by the Company amounted to $30.3 million at September 30, 2015 and December 31, 2014.

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

Recently, the Company implemented certain tax planning initiatives designed to promote the generation of taxable income. These strategies included: 1) the sale of tax-exempt obligations of states and political subdivisions with fair values greater than book values and redeployment of the sales proceeds into taxable investment options; 2) the sale of lower-yielding taxable securities with fair values greater than book values, and the redeployment sales proceeds into higher-yielding taxable investment options; and 3) reducing the annual rate paid on the Company’s Notes from 9.0% to 4.5% and making an $11.0 million, or 44.0%, principal prepayment on the Notes. In addition to these tax planning initiatives, the resolution of costly litigation and release from the Consent Order by the OCC on March 25, 2015 and the Written Agreement by the Reserve Bank on September 2, 2015 has led to an improvement in the Company’s overall risk profile. The Company was also notified by the FDIC that effective February 1, 2015, its risk category for FDIC insurance improved from Risk Category II to Risk Category I, resulting in a decrease in the Company’s initial base assessment rate for deposit insurance from 0.14 basis points to 0.05 basis points, a 64.3% reduction. As a result of these developments, the Company has experienced and anticipates further reductions in its non-interest expense levels, specifically legal expense and regulatory assessments. Furthermore, as a result of the improved risk profile, the Company renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates effective July 1, 2015 and accordingly experienced a decrease in insurance expense going forward.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013, 2014 and in the first nine months of 2015, these amounts have included significant non-recurring or non-taxable transactions, such as legal settlements, that affected the provision for loan losses and non-interest income levels and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Adjusting for these non-recurring items, the Company was in a cumulative three-year loss position at September 30, 2015. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained at September 30, 2015. Management will reassess the need for a valuation allowance at December 31, 2015 taking into consideration the positive and negative evidence available at that time.

The Company recorded a credit for income tax expense of $40 thousand for the nine months ended September 30, 2015, and a provision for income tax expense of $166 thousand and $326 thousand for the three and nine months ended September 30, 2014, respectively. These amounts were entirely related to alternative minimum tax. There was no provision or credit for income taxes for the three months ended September 30, 2015.

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

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of September 30, 2015, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit in 2014.

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

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  Discovery in this matter is substantially completed. The parties have agreed to meet and discuss a possible resolution of this matter, however, at this time, the Company cannot reasonably determine the outcome or potential range of loss.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  Discovery in this matter is substantially completed. Plaintiffs’ counsel has filed a petition to certify the class which the Bank is aggressively defending. The parties have agreed to meet and discuss a possible resolution of this matter, however, at this time the Company cannot reasonably determine the outcome or potential range of loss.

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

The Company has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

There have been no changes in the status of the other litigation disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included on the Company’s Form 10-K as of and for the year ended December 31, 2014 and Form 10-Q as of and for the quarters ended June 30, 2015 and March 31, 2015. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

On a quarterly basis, management evaluates individual investment securities having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for the three and nine months ended September 30, 2015 and 2014 within the Consolidated Statements of Income.

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

The Company records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. The Company establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On December 31, 2010, the Company established a valuation allowance equal to 100 percent of its net deferred tax assets, excluding deferred tax assets and liabilities related to unrealized holding gains and losses on available-for-sale securities, and have maintained such an allowance through September 30, 2015.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2015 and December 31, 2014, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): “Deferral of the Effective Date,” which defers the adoption of ASU 2014-09 for one year for all entities. Accordingly, the Company will adopt this guidance on January 1, 2018 in accordance with ASU 2015-14, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

On September 8, 2015, the Company was notified by the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) that effective September 2, 2015 it was released from the Written Agreement it had been under with the Reserve Bank since November 24, 2010. Previously, on March 25, 2015, the Office of the Comptroller of the Currency (“OCC”) notified First National Community Bank, the Company’s wholly-owned subsidiary (the “Bank”), that it was fully and completely released from the Consent Order it entered into with the OCC in September 2010. These releases signify that the Reserve Bank and OCC have determined that the Company and the Bank have met all of the requirements mandated by the Written Agreement and Consent Order. The Company anticipates a further reduction in its noninterest expense, including FDIC insurance, OCC assessment and general liability and fidelity bond insurance which have been elevated due to operating under the Consent Order. In addition, while operating under the Consent Order, the Company was prohibited from using brokered deposits as a source of liquidity. With the release from the Consent Order, the Company can now utilize brokered deposits as a funding alternative.

On June 30, 2015, pursuant to approval from the Noteholders and the Federal Reserve Bank of Philadelphia, the Company amended the original terms of its unsecured, fixed-rate debentures due September 1, 2019 (“Notes”) to reduce the annual interest rate from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial prepayment of principal amount. On June 30, 2015, the Company repaid $11.0 million, or 44.0%, of outstanding principal. The remaining $14.0 million of principal is to be repaid, subject to deferral, as follows: 1) 16% of the original principal amount, or $4.0 million, payable September 1, 2017; 2) 20% of the original principal amount, or $5.0 million, payable on September 1, 2018; and 3) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019.

Under the Agreement, principal and interest payments on the Notes required written non-objection for the Reserve Bank. Pursuant to the Written Agreement, the Company had been deferring the quarterly interest payments on the Notes beginning December 1, 2010 and ending on June 1, 2015. On July 15, 2015, the Company sent a request to the Reserve Bank to permit payment of the quarterly interest payment on the Notes, which was due and payable on September 1, 2015. The Company subsequently received approval from the Reserve Bank on August 17, 2015 and accordingly paid the quarterly interest payment to the Noteholders on September 1, 2015. It is the intent of the Company to continue the regularly scheduled quarterly interest payments on a go-forward basis. Additionally, the Company is currently developing consolidated capital strategies to pay the $10.8 million in accrued and unpaid interest associated with the Notes, which has been deferred from December 1, 2010 to June 1, 2015.

The Company recorded net income of $2.3 million, or $0.14 per diluted common share, for the three month period ended September 30, 2015, a decrease of $1.1 million compared to net income of $3.4 million, or $0.20 per diluted common share, for the comparable three months of 2014. Net income for the nine months ended September 30, 2015 was $6.6 million, or $0.40 per diluted common share, a decrease of $6.9 million, compared to net income of $13.5 million, or $0.82 per diluted common share, for the same period of 2014. The annualized return on average equity was 16.38% and 15.96%, respectively, for the three- and nine-month periods ended September 30, 2015, compared to 26.81% and 41.43%, respectively, for the comparable periods in 2014. For the three and nine months ended September 30 2015, the annualized return on average assets was 0.91% and 0.90%, respectively, and 1.38% and 1.85%, respectively, for the comparable periods in 2014. The Company did not pay any dividends during the three or nine months ended September 30, 2015 and 2014.

The reduction in earnings for the three months ended September 30, 2015 was due primarily to a $3.0 million reduction in non-interest income, which resulted from a $3.0 million decrease in net gains on the sale of available-for-sale securities as compared to the same three months of 2014. Partially offsetting the reduction in non-interest income was a $1.4 million decrease in non-interest expense, a $0.4 million increase in net interest income and a $0.1 million increase in the credit for loan and lease losses. The decrease in non-interest expense reflected decreases in expenses on other real estate owned, legal expense, professional fees, insurance, regulatory assessments and other operating expenses. The increase in net interest income was due largely to the 44.0% principal reduction and rate modification on the Company’s Notes completed on June 30, 2015.

Year-to-date net income decreased $6.9 million, or 50.7%, comparing the nine months ended September 30, 2015 and 2014. The reduction in earnings was due largely to nonrecurring income recorded in 2014 related to net gains on the sale of available-for-sale securities and the receipt of a legal settlement in the amount of $5.8 million resulting from judgments filed by the Company pursuant to a large credit relationship.

Total assets increased $85.2 million, or 8.8%, to $1.1 billion at September 30, 2015 as compared to $970.0 million at December 31, 2014. The balance sheet growth largely reflected a $54.6 million, or 8.3%, increase in net loans and a $30.2 million, or 13.8%, increase in available-for-sale securities. Total deposits grew $56.7 million, or 7.1%, while total borrowed funds increased $20.9 million, or 21.6%. The increase in borrowed funds reflected net advances from the Federal Home Loan Bank of Pittsburgh of $31.9 million, partially offset by the $11.0 million, or 44.0%, reduction in the Company’s Notes.

Total shareholders’ equity increased $8.2 million, or 16.0%, to $59.6 million at September 30, 2015 from $51.4 million at December 31, 2014. The capital improvement resulted primarily from net income of $6.6 million, coupled with a $1.4 million increase in accumulated other comprehensive income, which resulted entirely from appreciation in the fair value of available-for-sale securities, net of the tax impact of the appreciation. At September 30, 2015, the Company’s total risk-based capital and Tier I leverage ratios were 11.20% and 6.57%, respectively. The respective ratios for the Bank at September 30, 2015 were 13.29% and 9.11%. The ratios exceeded the 10.00% and 5.00%, respectively, required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations, which became effective for the Company and the Bank on January 1, 2015.

The Company is planning to convert and upgrade its core operating system during the fourth quarter of 2015. Management anticipates that the conversion to a state-of-the-art, highly-flexible, real-time operating system will greatly enhance the Company’s technology infrastructure and create organization-wide operating efficiencies.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income (interest and fees on interest-earning assets), and (ii) interest expense (interest paid on the Company’s deposits and borrowed funds). Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates. Tax-equivalent net interest income for the third quarter of 2015 was largely impacted by the 44.0% partial prepayment and the modification of the interest rate of the Company’s Notes, which had a positive effect on funding costs. In addition, the Company’s cost of funds was also favorably impacted by reinstituting the use of lower-costing brokered deposits, including CDARs, as a source of funding. In comparing the quarter and year-to-date periods ended September 30, 2015, the Company’s net interest income and net interest margin was also significantly impacted by repositioning the investment portfolio from tax-exempt obligations of state and political subdivisions to taxable investments. This repositioning was part of tax planning strategies designed to promote possible future reversal of the deferred tax valuation allowance. Partially mitigating the repositioning was the sale of lower-yielding residential mortgage-backed securities, specifically home equity conversion mortgages, and replacing them with higher-yielding securities.

Net interest income on a tax-equivalent basis increased $167 thousand to $7.4 million from $7.2 million comparing the three-month periods ending September 30, 2015 and 2014. Interest expense decreased $484 thousand, or 32.2%, to $1.0 million for the three months ended September 30, 2015 from $1.5 million for the same period of 2014. Partially offsetting the reduction in interest expense was a decrease of $317 thousand, or 3.6%, in tax-equivalent interest income. The Company’s tax-equivalent interest margin compressed 11 basis points to 3.07% for the third quarter of 2015 from 3.18% for the same quarter of 2014. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 2.98% for the three months ended September 30, 2015, a decrease of 6 basis points compared to 3.04% for the same period of 2014.

The $484 thousand decrease in interest expense was driven primarily by a 29 basis point decrease in the Company’s cost of funds to 0.51% for the third quarter of 2015 compared to 0.80% for the same quarter of 2014, which resulted in a $404 thousand decrease in interest expense due to change in rates. In addition, despite a $40.6 million, or 5.4%, increase in average interest-bearing liabilities, change in volumes resulted in an $80 thousand decrease in interest expense comparing the third quarters of 2015 and 2014, which was caused by the 44.0% principal repayment of the Notes and the replacement of higher-costing certificates of deposit originated through QwickRate®, a national deposit listing service, and maturing certificates of customers bearing higher interest rates with lower-costing brokered deposits and FHLB of Pittsburgh advances. With regard to changes in rate, the modification of the interest rate on the subordinated debentures from 9.0% to 4.5% was the leading factor contributing to a 134 basis point decrease in the cost of borrowed funds. The decrease in borrowing costs resulted in a $347 thousand reduction in interest expense, which accounted for nearly 86.0% of the decrease in interest expense due to rate and nearly 72.0% of the total decrease in interest expense.

Tax-equivalent interest income decreased $317 thousand, or 3.6%, to $8.4 million for the three months ended September 30, 2015 from $8.7 million for the same three months of 2014, and partially offset the positive effects of the decrease in interest expense. Specifically, the decrease in tax-equivalent interest income resulted primarily from a 25 basis point decline in the tax-equivalent yield on the loan portfolio to 3.91% for the third quarter of 2015 compared to4.16% for the same quarter of 2014, which caused a corresponding decrease in tax-equivalent interest income of $442 thousand. The decrease in loan yields reflected competitive pressures for commercial loans within our market area and current promotions involving short-term residential mortgage products and indirect auto loans. An increase of $27.6 million, or 4.1%, in average loans resulted in a corresponding increase of $280 thousand in tax-equivalent interest income which partially mitigated the decrease due to the decline in yield. In addition, tax-equivalent interest income was also impacted by the repositioning of the investment portfolio. The average balance of tax-exempt investments decreased $34.5 million, or 95.3%, to $1.7 million for the three months ended September 30, 2015 from $36.2 million for the same three months of 2014, which caused a $587 thousand corresponding decrease to tax-equivalent interest income. The average balance of taxable investments increased $63.9 million, or 35.9%, but was only able to mitigate the decrease by $389 thousand.

For the nine months ended September 30, 2015, net interest income on a tax equivalent basis decreased $1.1 million, or 5.0%, to $20.3 million from $21.4 million for the comparable period in 2014. Comparing the year-to-date periods of 2015 and 2014, tax-equivalent interest income decreased $1.9 million, or 7.2%, which was partially offset by a $0.8 million, or 17.6%, reduction in interest expense. The decrease in tax-equivalent interest income was largely related to the repositioning of the investment portfolio, coupled with a 19 basis point decrease in the tax-equivalent loan yields. Changes in average balances and yields of taxable and tax free securities in total caused a $1.6 million reduction in tax-equivalent interest income, which accounted for approximately 83.0% of the total $1.9 million decrease. In addition, the 19 basis point decline in loan yields caused a corresponding decrease in tax-equivalent interest income of $1.0 million, which was only partially mitigated by $677 thousand in additional interest due to a $22.4 million increase in average loans. The reduction in tax-equivalent interest income was partially offset by a $0.8 million reduction in interest expense, which resulted primarily from a 14 basis point decrease in the year-to-date cost of funds to 0.66% in 2015 from 0.80% in 2014. Similar to the quarterly change, the reduction in funding costs reflected the rate modification on the Company’s Notes and the planned maturity and runoff and replacement of certificates of deposit originated through QwickRate® and maturing certificates of customers bearing higher interest rates with lower-costing brokered deposits and advances through the FHLB of Pittsburgh.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2015 and 2014, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$660,709	$6,371	3.86%	$635,032	$6,524	4.11%
Loans-tax free (4)	41,746	488	4.68%	39,849	497	4.99%
Total loans (1)(2)	702,455	6,859	3.91%	674,881	7,021	4.16%
Securities-taxable	241,799	1,477	2.44%	177,863	1,043	2.35%
Securities-tax free	1,707	29		36,246	620	6.84%
Total securities (1)(5)	243,506	1,506	2.47%	214,109	1,663	3.11%
Interest-bearing deposits in other banks	12,185	10	0.33%	15,983	8	0.20%
Total earning assets	958,146	8,375	3.50%	904,973	8,692	3.84%
Non-earning assets	72,631			74,828
Allowance for loan and lease losses	(10,568)			(12,246)
Total assets	$1,020,209			$967,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$376,656	216	0.23%	$301,472	101	0.13%
Savings deposits	91,164	15	0.07%	88,821	14	0.06%
Time deposits over $100,000	90,448	155	0.69%	120,452	239	0.79%
Other time deposits	131,771	291	0.88%	129,649	397	1.22%
Total interest-bearing deposits	690,039	677	0.39%	640,394	751	0.47%
Borrowed funds and other interest-bearing liabilities	105,109	340	1.29%	114,137	750	2.63%
Total interest-bearing liabilities	795,148	1,017	0.51%	754,531	1,501	0.80%
Demand deposits	143,140			137,992
Other liabilities	25,303			25,337
Shareholders' equity	56,618			49,695
Total liabilities and shareholders' equity	$1,020,209			$967,555
Net interest income/interest rate spread (6)		7,358	2.98%		7,191	3.04%
Tax equivalent adjustment		(176)			(380)
Net interest income as reported		$7,182			$6,811

Net interest margin (7)			3.07%			3.18%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$643,914	$18,667	3.87%	$622,877	$18,976	4.06%
Loans-tax free (4)	41,700	1,474	4.71%	40,334	1,488	4.92%
Total loans (1)(2)	685,614	20,141	3.92%	663,211	20,464	4.11%
Securities-taxable	216,141	3,822	2.36%	173,883	2,973	2.28%
Securities-tax free	2,656	138	6.93%	48,103	2,544	7.05%
Total securities (1)(5)	218,797	3,960	2.41%	221,986	5,517	3.31%
Interest-bearing deposits in other banks	21,877	42	0.26%	24,188	44	0.24%
Total earning assets	926,288	24,143	3.48%	909,385	26,025	3.82%
Non-earning assets	72,976			74,669
Allowance for loan and lease losses	(11,017)			(13,446)
Total assets	$988,247			$970,608

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$345,921	479	0.18%	$312,487	315	0.13%
Savings deposits	91,548	45	0.07%	88,372	44	0.07%
Time deposits over $100,000	103,115	544	0.70%	142,998	831	0.77%
Other time deposits	124,495	935	1.00%	134,607	1,245	1.23%
Total interest-bearing deposits	665,079	2,003	0.40%	678,464	2,435	0.48%
Borrowed funds and other interest-bearing liabilities	104,152	1,807	2.31%	91,822	2,189	3.18%
Total interest-bearing liabilities	769,231	3,810	0.66%	770,286	4,624	0.80%
Demand deposits	137,750			132,378
Other liabilities	25,722			24,537
Shareholders' equity	55,544			43,407
Total liabilities and shareholders' equity	$988,247			$970,608
Net interest income/interest rate spread (6)		20,333	2.82%		21,401	3.02%
Tax equivalent adjustment		(548)			(1,371)
Net interest income as reported		$19,785			$20,030

Net interest margin (7)			2.93%			3.14%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$257	$(410)	$(153)	$628	$(937)	$(309)
Loans - tax free	23	(32)	(9)	49	(63)	(14)
Total loans	280	(442)	(162)	677	(1,000)	(323)
Securities - taxable	389	45	434	748	101	849
Securities - tax free	(587)	(4)	(591)	(2,360)	(46)	(2,406)
Total securities	(198)	41	(157)	(1,612)	55	(1,557)
Interest-bearing deposits in other banks	(2)	4	2	(4)	2	(2)
Total interest income	80	(397)	(317)	(939)	(943)	(1,882)

Interest expense:
Interest-bearing demand deposits	30	85	115	38	126	164
Savings deposits	-	1	1	1	-	1
Time deposits over $100,000	(54)	(30)	(84)	(236)	(51)	(287)
Other time deposits	7	(113)	(106)	(88)	(222)	(310)
Total interest-bearing deposits	(17)	(57)	(74)	(285)	(147)	(432)
Borrowed funds and other interest-bearing liabilities	(63)	(347)	(410)	301	(683)	(382)
Total interest expense	(80)	(404)	(484)	16	(830)	(814)
Net interest income	$160	$7	$167	$(955)	$(113)	$(1,068)

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

The Company recorded a credit for loan and lease losses of $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, compared to credits for loan and lease losses of $0.1 million and $5.6 million, respectively, for the same periods in the prior year. The $5.3 million decrease in the credit for loan and lease losses for the nine months ended September 30, 2015 was primarily attributable to the full recovery of $3.6 million in previously charged-off commercial real estate loans received during the nine months ended September 30, 2014. Management closely monitors the loan portfolio, nonperforming loans and the adequacy of the ALLL considering underlying borrower financial performance and collateral values and increasing credit risks.

Non-interest Income

Non-interest income totaled $1.4 million for the three months ended September 30, 2015, a decrease of $3.0 million, or 69.0%, from the $4.4 million earned during the comparable period in 2014.  The decrease in non-interest income largely reflected a reduction in net gains on the sale of securities of $3.0 million when comparing the third quarters of 2015 and 2014.

Non-interest income amounted to $6.3 million for the nine months ended September 30, 2015, a decrease of $6.6 million, or 50.7%, from $12.9 million for the nine months ended September 30, 2014. Non-interest income levels were impacted by a reduction in net gains on the sale of securities and non-recurring income in 2014. Year-to-date net gains on the sale of securities totaled $2.3 million in 2015, a decrease of $3.7 million from $6.0 million in 2014. Non-recurring income for the nine months ended September 30, 2014 included monies received from the settlement of judgements filed pursuant to a large commercial credit relationship and a $0.6 million net gain recorded on the divestiture of the Company’s Monroe County branch offices.

Non-interest Expense

For the three months ended September 30, 2015, non-interest expense decreased $1.4 million, or 17.6%, to $6.4 million, from $7.8 million for the same three months of 2014. On a year-to-date basis, non-interest expense decreased $4.8 million, or 19.7%, to $19.9 million in 2015 from $24.7 million in 2014. For both the three-month and year-to-date periods, the decrease resulted primarily from reductions in expenses of other real estate owned, regulatory assessments, legal expenses, professional fees and insurance expense.

Expenses of other real estate owned decreased $0.4 million and $2.2 million, respectively, comparing both the three-month and nine-month periods ended September 30, 2015 and 2014. Year-to-date valuations adjustments to OREO properties totaled $0.2 million in 2015 and $2.2 million in 2014.

During the second quarter of 2015, the Company was notified by the Federal Deposit Insurance Corporation (“FDIC”) that its risk category for FDIC assessments had improved from a risk category II to a risk category I, the lowest risk category, based upon the Company’s most recent regulatory examination. The change in risk categories became effective on February 1, 2015, and as a result the Company’s initial base assessment rate for deposit insurance decreased from 0.14 basis points to 0.05 basis points. The change in assessment rate resulted in decreases in regulatory assessments of $0.1 million and $0.7 million, respectively, comparing the three months and nine months ended September 30, 2015 and 2014.

Legal expense decreased significantly due to the resolution of longstanding regulatory matters and litigation. Legal expense for the third quarter of 2015 was $0.1 million, a decrease of $0.2 million, or 70.1%, from $0.3 million for the same quarter of 2014. For the nine months ended September 30, legal expense decreased $1.1 million, or 76.8%, to $0.3 million in 2015 compared to $1.4 million in 2014. Similarly, professional fees in 2015 decreased $0.1 million, or 36.9%, for the third quarter and $0.5 million, or 37.1%, for the year-to-date period as compared to the same periods of 2014, as the Company continues to monitor and decrease its reliance on third-party consultants.

During the third quarter of 2015, the Company’s professional liability, fidelity bond and errors and omissions insurance policies were renewed at lower rates for the upcoming insurance period. As a result insurance expense for the three months and nine months ended September 30, 2015 decreased $0.1 million, or 34.7%, and $0.2 million, or 30.2%, respectively, compared to the same periods of 2014.

 Provision for Income Taxes

The Company recorded a credit for income tax expense of $40 thousand for the nine months ended September 30, 2015 compared to a provision for income tax expense of $326 thousand for the nine months ended September 30, 2014, which were entirely related to alternative minimum tax.

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

The Company records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. The Company establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On December 31, 2010, the Company established a valuation allowance equal to 100 percent of its net deferred tax assets, excluding deferred tax assets and liabilities related to unrealized holding gains and losses on available-for-sale securities, and have maintained such an allowance through September 30, 2015.

Recently, the Company implemented certain tax planning initiatives designed to promote the generation of taxable income. These strategies included: 1) the sale of tax-exempt obligations of state and political subdivisions with fair values greater than book values and redeployment of the sales proceeds into taxable investment options; 2) the sale of lower-yielding taxable securities with fair values greater than book values, and the redeployment of sales proceeds into higher-yielding taxable investment options; and 3) reducing the annual rate paid on the Company’s Notes from 9.0% to 4.5% and making an $11.0 million, or 44.0%, principal prepayment on the Notes. In addition to these tax planning initiatives, the resolution of costly litigation and release from the Consent Order by the OCC on March 25, 2015 and the Written Agreement by the Reserve Bank on September 2, 2015 has led to an improvement in the Company’s overall risk profile. The Company was also notified by the FDIC that effective February 1, 2015, its risk category for FDIC insurance improved from Risk Category II to Risk Category I, resulting in a decrease in the Company’s initial base assessment rate for deposit insurance from 0.14 basis points to 0.05 basis points, a 64.3% reduction. As a result of these developments, the Company has experienced and anticipates further reductions in its non-interest expense levels, specifically legal expense and regulatory assessments. Furthermore, as a result of the improved risk profile, the Company renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates effective July 1, 2015 and accordingly experienced a decrease in insurance expense going forward.

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. While the Company has shown substantial book net income in 2013, 2014 and in the first nine months of 2015, these amounts have included significant non-recurring or non-taxable transactions, such as legal settlements, that affected the provision for loan losses and non-interest income levels and gains on the sales of securities. The Company utilizes a three-year rolling measurement of results when assessing whether it is in a cumulative loss position. Adjusting for these non-recurring items, the Company was in a cumulative three-year loss position at September 30, 2015. Based on the analysis of available positive and negative evidence, management determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should be maintained at September 30, 2015. Management will reassess the need for a valuation allowance at December 31, 2015 taking into consideration the positive and negative evidence available at that time.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2015 and December 31, 2014, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Financial Condition

Assets

Total assets increased $85.2 million, or 8.8%, to $1.1 billion at September 30, 2015 from $970.0 million at December 31, 2014. Loans, net of unearned income and the ALLL, grew $54.6 million, or 8.3%, and available-for-sale securities increased $30.2 million, or 13.8%, comparing September 30, 2015 and December 31, 2014. These increases were primarily funded by an increase in total deposits of $56.7 million, or 7.1%, and an increase in FHLB of Pittsburgh advances of $31.9 million, or 52.1%. On June 30, 2015, the Company repaid $11.0 million, or 44.0%, of the principal amount outstanding on the Notes. On June 30, 2015, the Company also amended the original terms of the Notes to reduce the interest rate payable on the Notes from 9.00% to 4.50% effective July 1, 2015. Pursuant to the approved amendment, the remaining $14.0 million in principal on the Notes is to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amount, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes. As of September 30, 2015 and December 31, 2014, there was $14.0 million and $25.0 million outstanding under the Notes, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $31.0 million at September 30, 2015, a decrease of $4.7 million, or 13.1%, from $35.7 million at December 31, 2014. The decrease resulted from loan growth, an increase in available-for-sale securities and the $11.0 million prepayment of the Notes, partially offset by deposit growth and an increase in advances from the FHLB of Pittsburgh. The Company did not pay any dividends during the three and nine months ended September 30, 2015.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investment securities at the time of purchase. At September 30, 2015 and December 31, 2014, all securities were classified as available-for-sale. The decision to purchase or sell investment securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh and FRB stocks, are carried at cost. FHLB stock is classified separately on the consolidated statements of financial condition, while FRB stock is included in other assets.

At September 30, 2015, the Company’s investment portfolio was comprised principally of securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and taxable obligations of state and political subdivisions. Except for U.S. government or U.S. government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of September 30, 2015.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value, at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Available-for-sale securities
Obligations of U.S. government agencies	$44,700	$29,276
Obligations of state and political subdivisions	56,152	24,509
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	23,544	26,231
Collateralized mortgage obligations - commercial	91,339	61,256
Residential mortgage-backed securities	28,938	74,098
Corporate debt securities	426	420
Negotiable certificates of deposit	3,171	2,232
Equity securities	958	967
Total available-for-sale securities	$249,228	$218,989

As previously mentioned, the Company’s investment portfolio is entirely classified as available-for-sale, which provides management with flexibility to act on market opportunities when they occur. Management monitors the Company’s investment portfolio regularly and adjusts the investment strategy to reflect changes in market conditions, liquidity needs, asset/liability strategy and tax planning requirements.

Management actions during the nine months ended September 30, 2015 reflected the Company’s ongoing investment strategy designed to replace tax-free holdings with taxable securities as required under tax planning initiatives, take advantage of changing market conditions and address the Company’s liquidity needs. The Company currently has $52.7 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. In addition, the Company has established a full valuation allowance for its deferred tax assets. Because of this tax position, the Company does not benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, current tax planning initiatives focus on generating sustained taxable income to be able to reduce NOL carryovers and begin reversing the deferred tax asset valuation allowance.

During the third quarter of 2015, the Company sold two of its residential mortgage-backed securities, specifically home equity conversion mortgages (“HECMs”) with an aggregate amortized cost of $5.3 million, and received gross proceeds totaling $5.3 million. Net gains of $4 thousand were realized upon the sales and included in non-interest income for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, there were a total of 32 securities sold, including 1 U.S. government agency obligation, 18 tax-free and 3 taxable state and political subdivision obligations, 3 commercial CMOs, and 7 HECMs. Gross proceeds received on the sales and the aggregate amortized cost of the securities sold totaled $78.8 million and $76.5 million, respectively. Year-to-date net gains realized upon the sales amounted to $2.3 million and are included in non-interest income for the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, the Company sold its entire holdings of held-to-maturity securities comprised of four zero-coupon obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of held-to-maturity securities were $2.7 million, with net gains of $0.4 million realized upon the sale. For the nine months ended September 30, 2014, gross proceeds received from the sale of available-for-sale securities amounted to $78.6 million, with year-to-date net gains totaling $5.6 million included in non-interest income for the nine months ended September 30, 2015.

The Company purchased 21 securities during the third quarter of 2015 with a total aggregate cost of $26.6 million. For the nine months ended September 30, 2015, the Company purchased 55 securities totaling $113.0 million, including $17.3 million in single-maturity bonds of U.S. government-sponsored agencies, $40.7 million in commercial CMOs of U.S. government-sponsored agencies, $1.1 million in residential mortgage-backed securities, $53.0 million in taxable obligations of state and political subdivisions and $0.9 million in negotiable certificates of deposit.

The following table presents the maturities of available-for-sale securities, based on carrying value at September 30, 2015, and the weighted-average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the following summary:

	September 30, 2015
(dollars in thousands)	Within One Year	> 1 – 5 Years	6-10 Years	Over 10 Years	Collateralized Mortgage Obligations and Mortgage-Backed Securities	No Fixed Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$17,932	$26,768	$-	$-	$-	$44,700
Yield		1.93%	2.20%				2.09%
Obligations of state and political subdivisions	-	1,027	52,880	2,245	-	-	56,152
Yield		2.30%	2.85%	6.01%			2.97%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	23,544	-	23,544
Yield					2.49%		2.49%
Collateralized mortgage obligations - commercial	-	-	-	-	91,339	-	91,339
Yield					2.28%		2.28%
Residential mortgage-backed securities	-	-	-	-	28,938	-	28,938
Yield					2.39%		2.39%
Corporate debt securities	-	-	-	426	-	-	426
Yield				0.92%			0.92%
Negotiable certificates of deposit	-	3,171	-	-		-	3,171
Yield		2.04%					2.04%
Equity securities	-	-	-	-	-	958	958
Yield						3.50%	3.50%
Total available-for-sale securities	$-	$22,130	$79,648	$2,671	$143,821	$958	$249,228
Weighted yield	0.00%	1.96%	2.63%	5.20%	2.34%	3.50%	2.43%

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

Securities issued by U.S. government or U.S. government-sponsored agencies, including single-maturity bonds, residential mortgage-backed securities, and residential and commercial CMOs, along with obligations of state and political subdivisions, comprise the majority of the Company’s securities portfolio. Management performed a review of the fair values of all securities in an unrealized loss position as of September 30, 2015 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. At September 30, 2015, the Company held 14 securities that were in an unrealized loss position, with 3 of those securities in an unrealized loss position for more than 12 months. All but one of the securities in an unrealized loss position at September 30, 2015 were debt securities. Additionally, management considers the severity of each security’s unrealized loss position, placing greater emphasis on any security with an unrealized loss greater than 5.0% of its amortized cost. At September 30, 2015, there were two securities, a corporate debt security and an equity security, with an unrealized loss greater than 5.0% of its amortized cost. The corporate debt security, a floating-rate bond of a large money center bank, had an unrealized loss of $74 thousand, or 14.8% of its amortized cost, at September 30, 2015. This bank was considered well capitalized under regulatory capital guidelines at September 30, 2015. The equity security, a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within the Company’s geographical market, had an unrealized loss of $52 thousand, or 5.2% of its amortized cost, at September 30, 2015. This mutual fund, which provides the Company with credit under the Community Reinvestment Act, has a one- and three-year return of 3.34% and 1.80%, and is rated four stars by Morningstar, an independent investment research company.

The remaining 12 securities in an unrealized loss position at September 30, 2015 included 4 securities issued by a U.S. government or government-sponsored agency, 2 obligations of state and political subdivisions and 6 negotiable certificates of deposit. The obligations of the U.S. government or government-sponsored agencies are securities issued by GNMA and FHLMC that are currently rated Aaa by Moody’s Investor Services or AAA by Standard & Poor’s (“S&P”) and are guaranteed by the U.S. government. The 2 state and political subdivision obligations in an unrealized loss position at September 30, 2015, are general-purpose debt obligations that are secured by the unlimited taxing power of the issuer. Each of the 6 negotiable certificates of deposit have a carrying value below $250 thousand and are fully insured by the Federal Deposit Insurance Corporation.

To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2015. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the result of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at September 30, 2015.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $5.6 million and $4.2 million at September 30, 2015 and December 31, 2014, respectively. FRB stock of $1.3 million is included in Other Assets at September 30, 2015 and December 31, 2014. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at September 30, 2015.

Loans

Despite unanticipated paydowns on several large commercial lending relationships received in the first quarter of 2015, the Company experienced strong demand for its lending products during the nine months ended September 30, 2015. New loan originations exceeded maturities and payoffs for the first nine months of 2015 and resulted in a $52.1 million, or 7.8%, increase in total loans to $721.5 million at September 30, 2015 from $669.5 million at December 31, 2014. Solid increases were exhibited in both the Company’s commercial and retail lending activities.

Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 57.9% and 57.4% of total loans at September 30, 2015 and December 31, 2014, respectively.

From a collateral standpoint, a majority of the Company’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $27.3 million, or 6.7%, to $432.3 million at September 30, 2015 from $405.0 million at December 31, 2014. Real estate secured loans as a percentage of total gross loans decreased slightly to 59.9% at September 30, 2015 from 60.5% at December 31, 2014.

Commercial and industrial loans increased $10.3 million, or 7.9%, during the year to $142.4 million at September 30, 2015 from $132.1 million at December 31, 2014. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Commercial real estate loans, which include long-term commercial mortgage financing primarily secured by first or second lien mortgages, increased $16.0 million, or 6.9%, to $249.5 million at September 30, 2015 from $233.5 million at December 31, 2014. Construction, land acquisition and development loans increased $6.7 million, or 35.5%, during the year to $25.5 million at September 30, 2015 from $18.8 million at December 31, 2014. The Company continually monitors its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $129.4 million at September 30, 2015, an increase of $6.6 million, or 5.4%, from $122.8 million at December 31, 2014. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. However, as part of the Company’s asset/liability management strategy earlier in the 2015, up to $10.0 million of fixed-rate residential mortgage loans eligible for sale on the secondary market were being retained in the portfolio. With the increase in loan demand in the third quarter of 2015 and favorable market conditions, management decided to move $4.6 million of these residential mortgage loans from the portfolio and classified them as held for sale at September 30, 2015. The market value of the loans was above the recorded investment, therefore there were no losses realized on the transfer during the three and nine months ended September 30, 2015. In addition, in January 2015, management began a campaign to promote the Company’s “WOW” residential mortgage product. This product is a non-saleable mortgage with maturity terms of 7.5, 10 and 14.5 years that offers customers an attractive fixed interest rate, low closing cost and quicker close. As a result of this campaign, the balance outstanding of “WOW” mortgages increased $7.1 million, or 26.1%, to $34.3 million at September 30, 2015 from $27.2 million at December 31, 2014.

Consumer loans totaled $132.4 million at September 30, 2015, an increase of $10.3 million, or 8.5%, from $122.1 million at December 31, 2014, reflecting the growth in the Company’s portfolio of indirect automobile loans, which increased $11.8 million, or 12.6%, over the first nine months of 2015.

Loans to state and political subdivisions increased $2.0 million, or 5.0%, to $42.2 million at September 30, 2015 from $40.2 million at December 31, 2014.

The following table summarizes loans receivable, net by category at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Residential real estate	$129,444	$122,832
Commercial real estate	249,526	233,473
Construction, land acquisition and development	25,516	18,835
Commercial and industrial	142,425	132,057
Consumer	132,418	122,092
State and political subdivisions	42,219	40,205
Total loans, gross	721,548	669,494
Unearned income	(104)	(98)
Net deferred loan costs	1,722	871
Allowance for loan and lease losses	(9,825)	(11,520)
Loans, net	$713,341	$658,747

The Company considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentrations within the Company’s loan portfolio by industry at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/ shopping centers	$34,134	4.73%	$33,140	4.95%
Automobile dealers	29,635	4.11%	24,194	3.61%
1-4 family residential investment properties	18,574	2.57%	12,764	1.91%
Colleges and Universities	17,659	2.45%	16,680	2.49%
Office complexes/units	15,237	2.11%	17,249	2.58%
Land subdivision	12,771	1.77%	15,220	2.27%
Physicians	9,848	1.36%	13,636	2.04%

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

The following table presents non-performing loans, including non-performing TDRs, OREO and accruing TDRs at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Non-accrual loans	$6,741	$5,522
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	6,741	5,522
Other real estate owned	1,618	2,255
Total non-performing loans and OREO	$8,359	$7,777

Accruing TDRs	$5,065	$5,282
Non-performing loans as a percentage of gross loans	0.93%	0.82%

Management continues to manage problem credits through heightened work-out efforts on non-performing loans and aggressively disposing of its holdings of foreclosed properties. Total non-performing loans and OREO increased $0.6 million to $8.4 million at September 30, 2015 from $7.8 million at December 31, 2014. An increase in non-accrual loans was partially offset by a reduction in other real estate owned. The Company’s ratio of non-performing loans to total gross loans was 0.93% at September 30, 2015 compared to 0.82% at December 31, 2014. The $1.2 million, or 22.1%, increase in non-performing loans to $6.7 million at September 30, 2015 from $5.5 million at year-end 2014 was related to three large commercial loan relationships. Specifically, during the third quarter one relationship involving a construction, land acquisition and development loan with a recorded investment of $0.7 million was placed on non-accrual, and based on a current appraisal, written down $0.3 million to $0.4 million. Also in the third quarter of 2015, a commercial relationship involving a commercial real estate loan and commercial and industrial loan with an aggregate recorded investment of $0.8 million was placed on non-accrual. In the second quarter of 2015 one large commercial real estate loan with a recorded investment of $1.7 million was modified as a TDR and placed on non-accrual. As part of its impairment analysis, the Company determined this loan to be collateral-dependent, with the analysis resulting in the loan being partially charged-down in the amount of $0.9 million.

The Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 14.0% at September 30, 2015 from 15.1% at December 31, 2014. Although non-performing loans as a percentage of shareholders’ equity decreased, the percentage remains elevated. Deterioration in the economic conditions in our market area could lead to additional increases in impaired loans.

The average balance of impaired loans was $10.5 million and $9.5 million for the nine months ended September 30, 2015 and 2014, respectively. The Company received $61 thousand and $198 thousand of interest income on impaired loans for the three and nine months ended September 30, 2015, respectively and $62 thousand and $173 thousand of interest income on impaired loans for the respective periods in 2014.

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$5,757	$5,550	$5,522	$6,375
Loans newly placed on non-accrual	2,100	584	4,419	1,621
Changes in loans past due 90 days or more and still accruing	-	49	-	30
Loans transferred to OREO	-	-	(149)	(10)
Loans returned to performing status	(4)	-	(135)	(222)
Loans charged-off	(947)	(338)	(2,395)	(881)
Loan payments received	(165)	(257)	(521)	(1,325)
Balance, end of period	$6,741	$5,588	$6,741	$5,588

The additional interest income that would have been earned on non-accrual and restructured loans for the three and nine months ended September 30, 2015, had the loans been performing in accordance with their original terms, approximated $112 thousand and $298 thousand, respectively, and $100 thousand and $307 thousand for the respective three and nine month periods of 2014.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Accruing:
30-59 days	0.27%	0.30%
60-89 days	0.09%	0.09%
90+ days	0.00%	0.00%
Non-accrual	0.93%	0.82%
Total delinquencies	1.29%	1.21%

Total delinquencies as a percentage of gross loans increased to 1.29% at September 30, 2015 compared to 1.21% at December 31, 2014. The increase primarily reflected the $1.2 million increase non-accrual loans. In its evaluation of the ALLL, management considers a variety of qualitative factors, including changes in the volume and severity of delinquencies.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and is maintained at a level that is based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio.

As part of its evaluation, management considers qualitative and environmental factors, including, but not limited to:

•	changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	changes in the nature and volume of the Company's loan portfolio;
•	changes in the Company’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	changes in the experience, ability and depth of the Company’s lending management and staff;
•	changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors;
•	changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, TDRs and other loan modifications;
•	the existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan portfolio; and
•	analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

The Company’s ALLL consists of both specific and general components. At September 30, 2015, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.3 million, or 3.2%, of the total ALLL. A general allocation of $9.5 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.8% of the total ALLL of $9.8 million. The ratio of the ALLL to total loans at September 30, 2015 and December 31, 2014 was 1.36% and 1.72%, respectively, based on total loans of $721.5 million and $669.5 million, respectively. The decrease in the ALLL as a percentage of total loans reflects asset quality improvements and lower levels of charge-offs than in the past, coupled with increased loan demand. See “Asset Quality” for further information.

Based on its evaluation of the ALLL, management established an unallocated reserve of $68 thousand at September 30, 2015 and $45 thousand at December 31, 2014. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment of the loan portfolio for each quarter over the previous three years, which have resulted in overall negative historical loss factors and consequently related negative provisions for the commercial and industrial loan segment at September 30, 2015 and the construction, land acquisition and development loan segment at December 31, 2014. Based on the higher risk characteristics inherent in these segments of the portfolio, management reversed the negative provisions related to the negative historical loss factors and established the unallocated reserves.

The following table presents an allocation of the ALLL and percent of loans in each category at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands)	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,309	17.94%	$1,772	18.35%
Commercial real estate	4,235	34.58%	4,663	34.87%
Construction, land acquisition and development	969	3.54%	665	2.81%
Commercial and industrial	1,259	19.74%	2,104	19.72%
Consumer	1,513	18.35%	1,673	18.24%
State and political subdivisions	472	5.85%	598	6.01%
Unallocated	68	0.00%	45	0.00%
Total	$9,825	100.00%	$11,520	100.00%

The following table presents an analysis of the ALLL for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$10,328	$12,175	$11,520	$14,017
Charge-offs:
Residential real estate	66	67	135	152
Commercial real estate	-	-	912	-
Construction, land acquisition and development	683	-	689	-
Commercial and industrial	21	22	163	172
Consumer	198	270	538	637
State and political subdivisions	-	-	-	-
Total charge-offs	968	359	2,437	961
Recoveries of charged-off loans:
Residential real estate	23	9	34	79
Commercial real estate	278	-	296	355
Construction, land acquisition and development	-	-	-	3,539
Commercial and industrial	140	69	307	195
Consumer	215	58	445	303
State and political subdivisions	-	-	-	-
Total recoveries	656	136	1,082	4,471
Net charge-offs (recoveries)	312	223	1,355	(3,510)
Credit for loan and lease losses	(191)	(54)	(340)	(5,629)
Balance, end of period	$9,825	$11,898	$9,825	$11,898

Net charge-offs (recoveries) during the period as a percentage of average loans outstanding during the period	0.04%	0.03%	0.20%	(0.53)%

Allowance for loan and lease losses as a percentage of gross loans at end of period	1.36%	1.76%	1.36%	1.76%

Other Real Estate Owned

The following schedule presents a breakdown of OREO at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Land/lots	$803	$1,287
Commercial real estate	788	941
Residential real estate	27	27
Total other real estate owned	$1,618	$2,255

The following table presents the activity in OREO for the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$1,740	$3,182	$2,255	$4,246
Property foreclosures	-	-	149	13
Bank premises transferred to OREO	-	-	-	1,749
Valuation adjustments	(78)	(429)	(208)	(2,199)
Carrying value of OREO sold	(44)	(136)	(578)	(1,192)
Balance, end of period	$1,618	$2,617	$1,618	$2,617

At September 30, 2015, OREO consisted of 10 properties with an aggregate carrying value of $1.6 million, a decrease of $0.7 million, or 28.2%, from $2.3 million at December 31, 2014.  There were two properties with a carrying value of $149 thousand foreclosed upon during the nine months ended September 30, 2015. Comprising $1.4 million, or 85.0%, of the outstanding balance of OREO at September 30, 2015 were three properties that were originally held in bank premises and equipment and due to a change in strategic purpose were transferred to OREO in 2014.

During the nine months ended September 30, 2015, there were six sales and one partial sale of properties with an aggregate carrying value of $0.6 million. The Company realized net gains on the sale of these properties of $145 thousand, which is included in non-interest income. During the nine months ended September 30, 2014, the Company foreclosed on one property with a carrying value of $13 thousand. There were five sales and two partial sales of properties with an aggregate carrying value of $1.2 million during the nine months ended September 30, 2014. The Company realized net gains on the sale of these properties of $103 thousand for the nine months ended September 30, 2014, which is included in non-interest income.

During the nine months ended September 30, 2014, the Company transferred four properties located in Monroe County, Pennsylvania, including its former Stroudsburg office and three pieces of vacant land from bank premises and equipment to OREO for disposition due to a change in strategic purpose. At the time of transfer, the four properties had an aggregate carrying value of $3.4 million. During the nine months ended September 30, 2014, one of the properties was subsequently sold and two of the other properties, the Stroudsburg property and one of the parcels, were written down in aggregate $1.2 million to their appraised values, less cost to sell.

During the nine months ended September 30, 2015, these three remaining properties were reappraised, and due to continued decline in real estate values in Monroe County, the Company incurred additional valuation adjustments totaling $158 thousand. Valuation adjustments, which are included in non-interest expense, totaled $0.1 million and $0.2 million for the three months and nine months ended September 30, 2015, respectively, and $0.4 million and $2.2 million for the respective periods of 2014.

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

Liabilities

Total liabilities were $995.6 million at September 30, 2015, an increase of $77.0 million, or 8.4%, from $918.6 million at December 31, 2014. The increase was primarily attributable to growth in total deposits, coupled with an increase in borrowed funds. Total deposits increased $56.7 million, or 7.1%, to $852.0 million at September 30, 2015 as compared to $795.3 million at December 31, 2014. Specifically, non-interest-bearing demand deposits increased $28.0 million, or 22.5%, while interest-bearing deposits grew $28.7 million, or 4.3%. The increase in deposits primarily reflected the attainment of a large deposit relationship totaling $92.3 million at September 30, 2015. Borrowed funds increased by $20.9 million, or 21.6%, to $117.4 million at September 30, 2015 as compared to $96.5 million at December 31, 2014. FHLB of Pittsburgh advances increased $31.9 million, or 52.1%, to $93.1 million at September 30, 2015 from $61.2 million at December 31, 2014. Partially offsetting this increase was the prepayment of $11.0 million of the Company’s outstanding Notes at the end of the second quarter of 2015.

On June 30, 2015, pursuant to approval from the Noteholders and the Federal Reserve Bank of Philadelphia, the Company amended the original terms of the Notes to reduce the interest rate payable on the Notes from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. On June 30, 2015, the Company prepaid 44% of the original principal amount of the Notes, or $11.0 million. As of September 30, 2015 and December 31, 2014, there was $14.0 million and $25.0 million outstanding under the Notes, respectively. For a further discussion related to the Company’s borrowings, see Note 7 - “Borrowed Funds” in the Notes to Consolidated Financial Statements included in Item 1 hereof to this Quarterly Report on Form 10-Q.

Equity

Total shareholders’ equity increased $8.2 million, or 16.0%, to $59.6 million at September 30, 2015 from $51.4 million at December 31, 2014. Net income for the nine months ended September 30, 2015 of $6.6 million, coupled with a $1.4 million increase in accumulated other comprehensive income, was the primary factor leading to the capital improvement. The increase in accumulated other comprehensive income was primarily attributed to appreciation in the fair value of securities held in the available-for-sale portfolio, which was related entirely to changes in market interest rates. Book value per common share improved $0.49, or 15.7% to $3.61 at September 30, 2015 compared to $3.12 at December 31, 2014.

In July 2013, the Federal banking regulators approved the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”) which are intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The Regulatory Capital Rules became effective for the Company and the Bank on January 1, 2015. At September 30, 2015, the Company and the Bank were considered well capitalized under these Regulatory Capital Rules. For more information regarding the new Regulatory Capital Rules and the Company’s and Bank’s capital ratios, see Note 3 – “Regulatory Matters” in the Notes to Consolidated Financial Statements included in Item 1 hereof to this Quarterly Report on Form 10-Q.

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

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, which include cash and due from banks and interest-bearing deposits in other banks, are the Company’s most liquid assets.  Cash and cash equivalents decreased $4.7 million, or 13.1%, to $31.0 million at September 30, 2015 from $35.7 million at December 31, 2014. Cash inflows from operating and financing activities provided net cash of $5.7 million and $77.6 million, respectively, during the nine months ended September 30, 2015. Partially offsetting these inflows was net cash used for investing activities of $87.9 million. The $77.6 million in cash provided by financing activities resulted primarily from a net increase of $56.7 million in deposits coupled with proceeds, net of repayments, from FHLB of Pittsburgh advances of $31.9 million. Partially offsetting these inflows was the $11.0 million principal reduction on the Notes. The $87.9 million in cash used in investing activities resulted primarily from a net increase in loans to customers of $59.0 million, coupled with net cash outflows of $26.9 million related to securities transactions. Proceeds from sales, maturities, calls and paydowns on available-for-sale securities totaled $86.1 million and were more than offset by purchases of available-for-sale securities totaling $113.0 million.

Management believes that the Company’s liquidity position is sufficient to meet its cash flow needs as of September 30, 2015. The Company generally utilizes core deposits as its primary source of liquidity. Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and deposits generated through the Promontory Interfinancial Network, which include time deposits issued under Certificate of Deposit Account Registry Service (“CDARs”) and money market and NOW accounts issued through the Insured Cash Sweep (“ICS”) program. Participating in the Promontory Interfinancial Network programs allow the Company to service and attract potential high-balance deposits customers who want the security of full-FDIC insurance but want to maintain a local deposit relationship. Core deposits averaged $686.1 million for the nine months ended September 30, 2015 compared to $663.3 million for the same period of 2014. The $22.8 million, or 3.4%, increase primarily reflected growth in interest-bearing demand, net of deposits issued through the ICS program, of $29.7 million and non-interest-bearing demand deposits of $5.4 million. Partially offsetting these increases was a decrease in other time deposits, net of brokered deposits and CDARs certificates, of $15.5 million. In addition to core deposits, the Company utilizes brokered certificates of deposit, funding through the Promontory Financial Network and advances through the FHLB of Pittsburgh as alternative sources of liquidity. At September 30, 2015, the Company had available borrowing capacity with the FHLB of Pittsburgh of $160.2 million.

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

Economic Value at Risk

While earnings-at-risk simulation measures the short-term risk in the balance sheet, economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities. ALCO examines this ratio regularly, and given the current rate environment, has utilized rate shocks of +200, +400 and - 100 basis points for simulation purposes. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using September 30, 2015 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2015 levels.

	Rates + 200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(0.2)%	(10.0)%	2.0%	(20.0)%	(2.3)%	(5.0)%

Economic value at risk:
Percent change in economic value of equity	(8.2)%	(20.0)%	(15.7)%	(35.0)%	(7.7)%	(10.0)%

Under the model, the Company’s net interest income is expected to decrease slightly by 0.2%, while the Company’s economic value of equity (“EVE”) is expected to decrease 8.2%, under an interest rate shock scenario of +200 basis points. In a rate shock scenario of +400 basis points, model results indicate a 2.0% increase in net interest income and a decrease in EVE of 15.7%. In comparison, results for a similar scenario at June 30, 2015 simulated a 1.5% increase in net interest income given an interest rate shock of +200 basis points. The change in net interest income comparing model results at September 30, 2015 and June 30, 2015 reflected the increase in short-term wholesale funding outstanding at September 30, 2015 as compared to the end of the second quarter of 2015.

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

For the three- and nine-month periods ended September 30, 2015, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s exposure to market risk during the first nine months of 2015.  For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2014.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of September 30, 2015, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit in 2014.

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

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  Discovery in this matter is substantially completed. The parties have agreed to meet and discuss a possible resolution of this matter, however, at this time, the Company cannot reasonably determine the outcome or potential range of loss.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  Discovery in this matter is substantially completed. Plaintiffs’ counsel has filed a petition to certify the class which the Bank is aggressively defending. The parties have agreed to meet and discuss a possible resolution of this matter, however, at this time the Company cannot reasonably determine the outcome or potential range of loss.

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

The Company has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Item 1A - Risk Factors.

Management of the Company does not believe there have been any material changes in the risk factors that were previously disclosed in the Company’s Form 10-K for the year ending December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 12, 2013, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014, is hereby incorporated by reference.

EXHIBIT 4.2	Form of Amended and Restated Subordinated Note – filed as Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, is hereby incorporated for reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS*	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_____________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: November 6, 2015	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: November 6, 2015	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 6, 2015	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer