Form 10-K
period 2015-12-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2016-03-11
CIK 1035976

5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $86,331,852 at June 30, 2015.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,530,432 shares of common stock as of March 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders.

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

The Company had net income of $35.8 million, $13.4 million and $6.4 million in 2015, 2014 and 2013, respectively. Total assets were $1.1 billion at December 31, 2015 and $1.0 billion at both December 31, 2014 and 2013.

The Bank

Established as a national banking association in 1910, as of December 31, 2015 the Bank operated 19 full-service branch offices within three contiguous counties, Lackawanna, Luzerne and Wayne, its primary market area located in the Northeast section of the state.

Products and Services

Retail Banking

The Bank provides a wide variety of traditional banking products and services to individuals and businesses, including Debit Cards, Online Banking, Mobile Banking, Image Checking and E-Statements. Deposit products include various checking, savings and certificate of deposit products, as well as a line of preferred products for higher-balance customers.  The Bank is a member of the Promontory Interfinancial Network and participates in their Certificate of Deposit Account Registry (“CDARs”) and Insured Cash Sweep (“ICS”) programs, which allow customers to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations.

The Bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online Banking (“FNCB Online”) via a secure website, https://www.fncb.com. FNCB Online’s product suite includes Bill Payment, Finance Works, Funds Transfer and POP Money (person to person transfers), and Purchase Rewards. FNCB Online can also be accessed through the Bank’s mobile application. Customers can also access money from their deposit accounts by using their debit card to make purchases or cash withdrawals from any automated teller machines (“ATMs”) including ATMs located in each of the Bank’s branch offices as well as additional locations. FNCB’s mobile deposit, available to personal banking customers with access to FNCB Online Banking and an eligible deposit account, allows customers to deposit checks, electronically from start to finish, from anywhere at any time.

Through FNCB Online, customers can directly access their accounts, open new accounts and apply for a mortgage or obtain a pre-qualification approval through the Bank’s mortgage center. Telephone banking (Account Link), a service that provides customers with the ability to access account information and perform related account transfers through the use of a touch tone telephone, is also available. The Bank offers Bounce Protection, Savings Overdraft Protection and Instant Money loans which provide customers with an added level of protection against unanticipated overdrafts due to cash flow emergencies and account reconciliation errors. The Bank offers its customers an identity theft protection plan through a strategic partnership with an independent vendor. Subscribers select which coverage package they desire by visiting the Bank’s secure website and choosing “Identity Protection” from the Resources menu.

FNCB Business Online Banking is a menu driven product that provides the Bank’s business customers direct access to their account information and the ability to perform internal and external transfers, wire transfers and payments through ACH transactions, and process Direct Deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business. Remote Deposit Capture allows business customers the ability to process daily check deposits to their accounts through an online image capture environment. Business customers can access money from their deposit account by using their “business” debit card, providing a faster, more convenient way to make purchases, track business expenses and manage finances.

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

Residential Mortgage Loans

The Bank offers a variety of fixed-rate one- to four-family residential loans including First Time Homebuyer mortgages and Home Possible® mortgages to meet the home financing needs of customers with low downpayments. The Bank also offers a “WOW” mortgage, a first-lien, fixed-rate mortgage product with maturity terms of 7.5, 10 and 14.5 years. At December 31, 2015, one- to four-family residential mortgage loans totaled $130.7 million, or 17.9%, of the total loan portfolio. Except for the WOW mortgage, one- to four-family mortgage loans are originated generally for sale in the secondary market. However, management may portfolio one- to four-family residential mortgage loans as deemed necessary according to current asset/liability management strategies. During the year ended December 31, 2015, the Bank sold $7.9 million of one- to four-family mortgages. The Bank retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

The Bank offers interim construction financing secured by residential property for the purpose of constructing one- to four-family homes. The Bank also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2015, construction, land acquisition and development loans amounted to $30.8 million and represented 4.2% of the total loan portfolio.

Commercial Real Estate Loans

At December 31, 2015, commercial real estate loans totaled $245.2 million, or 33.5%, of the total loan portfolio. Commercial real estate mortgage loans represent the largest portion of the Bank’s total loan portfolio and loans in this portfolio generally have larger loan balances. The commercial real estate loan portfolio is secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions.

Commercial and Industrial Loans

The Bank generally offers commercial loans to individuals and businesses located in its primary market area. The commercial loan portfolio includes, but is not limited to, lines of credit, dealer floor plan lines, equipment loans, vehicle loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate. At December 31, 2015, commercial and industrial loans totaled $149.8 million, or 20.5%, of the total loan portfolio.

Consumer Loans

Consumer loans include both secured and unsecured installment loans, lines of credit and overdraft protection loans. The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. Generally, the Bank also offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90%, based on the appraised value of the property. Home equity loans have fixed rates of interest and are for terms up to 15 years. Home equity lines of credit have adjustable interest rates and are based off of the prime interest rate. At December 31, 2015, consumer loans totaled $128.6 million, or 17.6%, of the total loan portfolio.

State and Political Subdivision Loans

The Bank originates state and political subdivision loans, including general obligation and tax anticipation notes, primarily to municipalities in the Bank’s market area. At December 31, 2015, state and political subdivision loans totaled $46.1 million, or 6.3%, of the total loan portfolio.

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

Competition

The Company faces substantial competition in originating loans and in attracting deposits from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence, as well as other financial institutions outside of its market area through online loan and deposit product offerings. The competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds and online savings accounts. The increased competition has resulted from changes in the legal and regulatory guidelines, as well as from economic conditions. The cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale.

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

Supervisory Actions

The Bank was under a Consent Order (the “Order”) from the Office of the Comptroller of the Currency (“OCC”) dated September 1, 2010. On March 25, 2015, after meeting all of the requirements of the Order, the Bank was fully and completely released from the Order. The Company was also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010. On September 8, 2015, the Company was notified by the Reserve Bank that, effective September 2, 2015, it had been fully and completely released from the Written Agreement.

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

On February 26, 2016, the Bank filed an application with the Pennsylvania Department of Banking and Securities to convert from an OCC-chartered banking institution to a Pennsylvania state-chartered banking institution and has notified the OCC and the FDIC of the same.  If and when the conversion application is approved, the primary banking regulators of the Bank would become the Pennsylvania Department of Banking and Securities and the FDIC. The Company would continue to be regulated by the Federal Reserve.  There can be no assurance as to the ability and timing to obtain the requisite approvals of the foregoing conversion application.

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

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). The regulations adopted by the U.S. federal bank regulatory agencies, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier I” (“CET I”), (ii) specifies that Tier I capital consists of CET I and “Additional Tier I capital” instruments meeting specified requirements, (iii) defines CET I narrowly by requiring that most adjustments to regulatory capital measures be made to CET I and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased-in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET I to risk-weighted assets of at least 4.50%, plus a “capital conservation buffer” of 2.50%; (ii) a minimum ratio of Tier I capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, or 8.50%; (iii) a minimum ratio of total (Tier I plus Tier 2) capital to risk-weighted assets of at least 8.00% plus the capital conservation buffer, or 10.50%; and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.00%, calculated as the ratio of Tier I capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET I add-on to the capital conservation buffer in the range of 0.00% to 2.50% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress.

Banking institutions with a ratio of CET I to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on their ability to pay dividends, to effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET I. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET I to the extent that any one such category exceeds 10.00% of CET I or all such categories in the aggregate exceed 15.00% of CET I.

The federal banking regulators issued a final rulemaking in July 2013 (the “Basel III Rule”) to implement Basel III under regulations substantially consistent with the above. The Basel III Rule also includes, as part of the definition of CET I capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI,” which primarily consists of unrealized gains and losses on available-for-sale securities, that are not required to be treated as OTTI, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Basel III Rule also imposes a 4.00% minimum Tier I leverage ratio.

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

In general, the Basel III Rule became applicable to the Company and Bank on January 1, 2015. The Company and Bank elected to exclude AOCI in calculating regulatory capital with the filing of their respective first regulatory reports after applicability of the Basel III Rule to them. Additionally, the Company’s outstanding subordinated notes are subject to phase out and will cease to qualify as capital for regulatory purposes. Overall, the Company believes that implementation of the Basel III Rule did not have a material adverse effect on the Company’s or Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay discretionary bonuses to executive officers.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.

The following are the capital requirements under the Basel III Rules integrated into the prompt corrective action category definitions. As of December 31, 2015, the following capital requirements were applicable to the Bank for purposes of Section 38 of the FDIA.

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

The Company’s total capital to risk-weighted assets ratio at December 31, 2015 and 2014 were 11.79% and 13.67%, respectively. The same ratio for the Bank was 13.83% and 15.42% at December 31, 2015 and 2014, respectively. The Tier I capital to risk-weighted assets ratio for the Company at December 31, 2015 and 2014 was 9.42% and 8.76%, respectively. The Bank’s Tier I Capital to risk-weighted assets ratio was 12.69% at December 31, 2015 and 14.16% at December 31, 2014. The Tier I capital to average assets ratio for the Company was 7.27% and 6.05%, at December 31, 2015 and 2014, respectively. This ratio for the Bank was 9.79% and 9.78% at December 31, 2015 and 2014, respectively. At December 31, 2015, the Company’s and the Bank’s common equity Tier I capital to risk-weighted assets ratios were 9.42% and 12.69%, respectively.

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

As a result of the previous volatility and instability in the financial system, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they might not otherwise elect. Any such requirement could adversely affect the Company’s business and results of operations. The Company did not accept an investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the temporary increases in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department, FDIC or Federal Reserve.

The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act has required a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies have been given significant discretion in drafting these rules and regulations. To date, the following provisions of the Dodd-Frank Act are considered to be of greatest significance to the Company:

●	expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions;

●	requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition;

●	changes standards for federal preemption of state laws related to national banks and their subsidiaries;

●	provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures;

●

creates the Consumer Financial Protection Bureau (the “CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;

●	creates the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;

●	introduces additional corporate governance and executive compensation requirements on companies subject to the Securities and Exchange Act of 1934, as amended;

●	permits FDIC-insured banks to pay interest on business demand deposits;

●	requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength;

●	makes permanent the $250 thousand limit for federal deposit insurance at all insured depository institutions; and

●	permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

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

A focus of the CFPB’s rulemaking efforts has been on reforms related to residential mortgage transactions. In 2013, the CFPB issued final rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. Several of the CFPB’s rulemakings became effective in January 2014. In November 2013, the CFPB issued final rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. These rules became effective in August 2015. During 2015, the CFPB issued additional rulemaking expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act.

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

An insured institution is required to pay deposit insurance premiums on its assessment base in accordance with its risk category. There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier I capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The FDIC may also impose special assessments from time to time.

Effective February 2, 2015 and for the remainder of the year ended December 31, 2015, the Bank was considered risk category I for deposit insurance assessments and paid an annual assessment rate ranging from 0.0005 basis points to 0.0006 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

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

The declaration of cash dividends on the Company’s common stock is at the discretion of its board of directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements, notes and other contractual restrictions, Pennsylvania law, federal bank regulatory law, and other factors deemed relevant.

Employees

As of December 31, 2015, the Company and the Bank employed 269 persons, including 39 part-time employees.

Available Information

The Company files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission (“SEC”). You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. The Company’s website address is http://www.fncb.com. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available through its website at www.fncb.com. They may also be obtained free of charge as soon as practicable after filing or furnishing them to the SEC upon request by sending an email to corporatesecretary@fncb.com. Information may also be obtained via written request to First National Community Bancorp, Inc. Attention: Chief Financial Officer, 102 East Drinker Street, Dunmore, PA 18512.

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

The Company is operating in a challenging economic environment, including uncertain national and local conditions. Additionally, concerns from some of the countries in the European Union, Asia and elsewhere have also strained the financial markets both abroad and domestically. Financial institutions continue to be affected by softness in the real estate market and constrained financial markets. While conditions appear to have improved since the depths of the financial crisis, generally and in the Company’s market area, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. Deterioration in economic conditions in our markets could drive loan losses beyond that which is provided for in the Company’s ALLL, which would necessitate further increases in the provision for loan and lease losses, and, in turn, reduce the Company’s earnings and capital. The Company may also face the following risks in connection with the economic environment:

●

economic conditions that negatively affect housing prices and the job market have resulted in the past, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

●

market developments may affect consumer confidence levels and may reduce loan demand and cause adverse changes in payment patterns, leading to a reduced asset base, as well as increases in delinquencies and default rates on loans and other credit facilities;

●	the methodologies the Company uses to establish the ALLL rely on complex judgments, including forecasts of economic conditions, that are inherently uncertain and may be inadequate;

●	the continuation of low market interest rates, may further pressure our interest margins as interest-earning assets, such as loans and investments, are reinvested or reprice at lower rates;

●

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

●	compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

If these conditions or similar ones continue to exist or worsen, the Company could experience adverse effects on its financial condition.

The Company is subject to lending risk.

As of December 31, 2015, approximately 37.8% of the Company’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $3.8 million, or 0.5% of total gross loans, as of December 31, 2015, and $5.5 million, or 0.8% of total gross loans, as of December 31, 2014. Although non-performing asset levels decreased from the prior year, an increase in non-performing loans could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in the Company’s primary market area, will have a significant impact on its results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce the ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed-rate loans, general increases in interest rates will tend to reduce its spread as the interest rates the Company must pay for deposits would increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

The Company’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of the Company’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. The Company also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2015, $433.7 million, or 59.3%, of gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate the Company’s commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $30.8 million, or 4.2%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $149.8 million, or 20.5%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayments of these loans often depend on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While the Company believes that its loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in the Company’s general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, the Company would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop business relationships may be diminished, the quality and collectability of its loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Guidance adopted by federal banking regulators provides that banks having concentrations in construction, land development or commercial real estate loans are expected to have and maintain higher levels of risk management and, potentially, higher levels of capital, which may adversely affect shareholder returns, or require the Company to obtain additional capital sooner than the Company otherwise would. Excluded from the scope of this guidance are loans secured by non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $52.7 million as of December 31, 2015. At December 31, 2015, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans. For more information regarding loans to officers and directors and/or their related parties, please refer to Note 14 — “Related Party Transactions” to the consolidated financial statements included in Item 8 and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K.

The Company’s financial condition and results of operations would be adversely affected if the ALLL is not sufficient to absorb actual losses or if increases to ALLL were required.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, the Company reviews its loans, its loss and delinquency experience, and evaluates current economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Company’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2015, the ALLL totaled $8.8 million, representing 1.2% of total loans.

Although the Company believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to the ongoing economic environment and the state of the real estate market. The assessment of future performance of the loan portfolio is inherently uncertain. The Company can give no assurance that non-performing loans will not increase or that non-performing or delinquent loans will not adversely affect the Company’s future performance.

In addition, federal regulators periodically review the Company’s ALLL and may require increases to the ALLL or further loan charge-offs. Any increase in ALLL or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the Company’s results of operations and financial condition.

If the Company concludes that the decline in value of any of its investment securities is other-than-temporary, the Company is required to write-down the security, to reflect credit-related impairments through a charge to earnings.

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

The Company held approximately $6.3 million in capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) as of December 31, 2015. The Company must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If FHLB were to cease operations, the Company’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

Laws, regulations and banking regulators require the Company and Bank to maintain adequate levels of capital to support its operations. In addition, capital levels are determined by the Company’s management and Board of Directors based on capital levels that they believe are necessary to support the Company’s business operations. The Company regularly evaluates its present and future capital requirements and needs and analyzes capital raising alternatives and options. Although the Company succeeded in meeting its current regulatory capital requirements, it may need to raise additional capital in the future to support possible loan losses or potential OTTI during future periods, to meet future regulatory capital requirements or for other reasons.

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

●	actual or anticipated quarterly fluctuations in operating results and financial condition;
●

changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Company or other financial institutions;

●	speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;
●	strategic actions by the Company or its competitors, such as acquisitions, restructurings, dispositions or financings;
●	fluctuations in the stock price and operating results of the Company’s competitors;
●	future sales of the Company’s equity or equity-related securities;
●	proposed or adopted regulatory changes or developments;
●	anticipated or pending investigations, proceedings, audits or litigation that involve or affect the Company;
●	domestic and international economic factors unrelated to the Company’s performance; and
●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

The Company’s common shares are currently quoted on OTC Markets Group, Inc. During the year ended December 31, 2015, an average of 1817 shares traded on a daily basis. There can be no assurance that an active and liquid market for the Company’s common shares will develop, or if one develops that it can be maintained. The absence of an active trading market may make it difficult to subsequently sell the Company’s common shares at the prevailing price, particularly in large quantities. For a further discussion, see Item 5- “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities” to this Annual Report on Form 10-K.

The Company’s ability to pay dividends or repurchase shares is subject to limitiations.

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

Risks Related to Government Regulation and Accounting Pronouncements

The Company is subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject it to higher costs and lower shareholder returns.

The banking industry is subject to extensive regulation and supervision that govern almost all aspects of its operations. The extensive regulatory framework is primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Company and Bank are regulated and supervised by the FRB and the OCC. Compliance with applicable laws and regulations can be difficult and costly and, in some instances, may put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The Company’s regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. The Company’s industry is facing increased regulation and scrutiny; for instance, areas such as BSA compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny. Non-compliance with laws and regulations such as these, even in cases of inadvertent non-compliance, could result in litigation, significant fines and/or sanctions. Any failure to comply with, or any change in, any applicable regulation and supervisory requirement, or change in regulation or enforcement by such authorities, whether in the form of policies, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, the Bank and other affiliates, and its operations. Federal economic and monetary policy may also affect the Company’s ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads. Any failure to comply with such regulation or supervision could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, compliance with any such action could distract management’s attention from the Company’s operations, cause the Company to incur significant expenses, restrict it from engaging in potentially profitable activities and limit its ability to raise capital.

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

Changes in federal and state legislation and regulation may affect the Company’s operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on the banking industry. The Dodd-Frank Act has implemented significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the Financial Stability Oversight Council to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. For example, the Dodd-Frank Act has implemented new requirements with respect to “qualified mortgages” and new mortgage servicing standards that may increase costs associated with this business. For a more detailed description, see the section entitled “Business – The Bank – Consumer Financial Protection Bureau” included in Item 1 to this Annual Report on Form 10-K.

Additionally, final rules to implement Basel III adopted in July 2013 revise risk-based and leverage capital requirements and also limit capital distributions and certain discretionary bonuses if a banking organization does not hold a “capital conservation buffer.” The rule became effective for the Company on January 1, 2015, with some additional transition periods. This additional regulation could increase compliance costs and otherwise adversely affect operations. For a more detailed description of the final rules, see the description in Item 1 of this Annual Report on Form 10-K under the heading “Capital Adequacy Requirements”. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of the Company’s operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company’s cost of doing business and otherwise affect the Company’s operations, may significantly affect the markets in which the Company does business, and could have a materially adverse effect on the Company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently conducts business from its main office located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512 and from its additional 18 branches located throughout Lackawanna, Luzerne and Wayne counties. At December 31, 2015, aggregate net book value of premises and equipment was $11.2 million. With the exception of potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

Property	Location	Ownership	Type of Use
1	102 East Drinker Street
	Dunmore, PA	Own	Main Office/Branch

2	419-421 Spruce Street
	Scranton, PA	Own	Scranton Branch

3	934 Main Street
	Dickson City, PA	Own	Dickson City Branch

4	1743 North Keyser Avenue
	Scranton, PA	Lease	Keyser Village Branch

5	1 North Main Street
	Wilkes-Barre, PA	Lease	Wilkes-Barre Branch

6	1700 North Township Blvd.
	Pittston, PA	Lease	Pittston Plaza Branch

7	754 Wyoming Avenue
	Kingston, PA	Lease	Kingston Branch

8	1625 Wyoming Avenue
	Exeter, PA	Lease	Exeter Branch

9	Route 502 & 435
	Daleville, PA	Lease	Daleville Branch

10	27 North River Road
	Plains, PA	Lease	Plains Branch

11	1919 Memorial Highway
	Shavertown, PA	Lease	Back Mountain Branch

12	269 East Grove Street
	Clarks Green, PA	Own	Clarks Green Branch

13	734 Sans Souci Parkway
	Hanover Township, PA	Lease	Hanover Township Branch

14	194 South Market Street
	Nanticoke, PA	Own	Nanticoke Branch

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

Property	Location	Ownership	Type of Use

15	330-352 West Broad Street
	Hazleton, PA	Own	Hazleton Branch

16	3 Old Boston Road
	Pittston, PA	Lease	Route 315 Branch

17	1001 Main Street
	Honesdale, PA	Own	Honesdale Branch

18	1127 Texas Palmyra Highway
	Honesdale, PA	Lease	Honesdale Route 6 Branch

19	200 South Blakely Street
	Dunmore, PA	Lease	Administrative Center

20	107-109 South Blakely Street
	Dunmore, PA	Own	Parking Lot

21	114-116 South Blakely Street
	Dunmore, PA	Own	Parking Lot

22	1708 Tripp Avenue
	Dunmore, PA	Own	Parking Lot

23	119-123 South Blakely Street
	Dunmore, PA	Own	Parking Lot

24	Main Street
	Taylor, PA	Own	Land

25	1219 Wheeler Avenue
	Dunmore, PA	Lease	Wheeler Ave. Branch

26	124 South Blakely Street
	Dunmore, PA	Own	Bank Offices

27	100 Commerce Boulevard
	Wilkes-Barre, PA	Lease	Commercial Lending Office

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

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of December 31, 2015 $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit in 2014.

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

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  On December 17, 2015 the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiff Charles Saxe, II individually and on behalf of all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  On December 17, 2015 the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiffs Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies.

On January 22, 2014, the Bank was advised by the Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) that FinCEN was investigating the Bank for alleged violations of the Bank Secrecy Act (“BSA”).  On May 28, 2014 the Bank was advised by the OCC that the OCC was investigating allegations that the Bank failed to file timely SARS. On November 18, 2014 both FinCEN and OCC advised the Bank that they intended on assessing civil money penalties against the Bank.  Subsequent to November 18, 2014, the Bank had been in discussions with both regulatory agencies about the alleged BSA violations.  On February 27, 2015, the Bank reached a comprehensive settlement with FinCEN and OCC to resolve the BSA allegations.  In order to settle the matter, the Bank consented to an aggregate civil money penalty assessment of $1.5 million which was accrued for at December 31, 2014 and included in non-interest expense for the year ended December 31, 2014. The Company paid the $1.5 million civil money penalty on February 27, 2015.

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

	Market Price		Dividends Paid
	High	Low	Per Share
Quarter	2015		2015
First	$6.10	$5.12	$0.00
Second	6.55	5.15	0.00
Third	6.05	5.02	0.00
Fourth	5.50	5.06	0.00

Quarter	2014		2014
First	$9.90	$5.91	$0.00
Second	6.85	5.15	0.00
Third	6.85	5.75	0.00
Fourth	6.65	5.60	0.00

Holders

As of February 29, 2016 there were approximately 1,778 holders of record of the Company’s common shares. Because many of the Company’s shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

Dividends

From February 26, 2010 through September 2, 2015, as a result of the Order and Agreement, the Company suspended paying dividends For a further discussion of the Company’s dividend limitations, refer to the section entitled “Capital Analysis” included in Item 7 “Management’s Discussion and Analysis” to this Annual Report on Form 10-K.

Equity Compensation Plans

For more information regarding the Company’s equity compensation plans, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return (i.e. price change, reinvestment of cash dividends and stock dividends received) on the Company’s common shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index, the SNL Bank Index for banks with $500 million to $1 billion in assets and the SNL U.S. Bank Pink for banks traded on the OTC with total assets greater than $500 million. The stock performance graph assumes that $100 was invested on December 31, 2010. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. The Company calculates each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e. more valuable) count for more in all indices.

First National Community Bancorp, Inc.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
First National Community Bancorp, Inc.	100.00	83.06	100.66	289.04	199.34	174.42
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $500M-$1B	100.00	87.98	112.79	146.26	160.46	181.11
SNL Bank Pink > $500M	100.00	98.32	108.42	131.77	154.48	171.37

(*) Source: SNL Financial LC, Charlottesville, VA © 2011. SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

Purchase of Equity Securities by the Issuer or Affiliates Purchasers

None.

Recent Sales of Unregistered Securities

On November 25, 2015, the Board of Directors adopted the 2015 Employee Stock Grant Plan (the “2015 Stock Grant Plan”) under which shares of common stock not to exceed 13,550 were authorized to be granted to employees. On the same date the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 13,300 shares issued under this grant at a fair value of $5.15 per share on the date of the grant. The total cost of these grants, which was included in salary expense in the Consolidated Statements of Income, amounted to $68 thousand for the year ended December 31, 2015. No additional shares were granted under this plan. This share grant was effected without registration under the Securities Act in reliance upon Section 2(a)(3) of the Securities Act, as a non-sale distribution of securities by the Company. These shares were given to all employees of the Company as a share bonus and not as individual incentive compensation or in lieu of a cash payment, with no investment decision on the part of the recipients or receipt of value by the Company in return. There were no underwriters employed in the issuance of the securities or in connection with this transaction, and no proceeds were received by the Company for this stock grant. There have been no sales of unregistered securities during 2015.

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

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,090,618	$970,029	$1,003,808	$968,274	$1,102,639
Securities, available-for-sale	253,773	218,989	203,867	185,361	185,475
Securities, held-to-maturity	-	-	2,308	2,198	2,094
Net loans	724,926	658,747	629,880	579,396	659,044
Total deposits	821,546	795,336	884,698	854,613	957,136
Borrowed funds	160,112	96,504	62,433	53,903	83,571
Shareholders' equity	86,178	51,398	33,578	36,925	39,925

Income Statement Data:
Interest income	$32,201	$32,673	$32,953	$37,027	$42,936
Interest expense	4,801	6,147	7,176	9,218	13,867
Net interest income before (credit) provision for loan and lease losses	27,400	26,526	25,777	27,809	29,069
(Credit) provision for loan and lease losses	(1,345)	(5,869)	(6,270)	4,065	523
Non-interest income	7,800	14,920	9,283	4,283	12,949
Non-interest expense	28,464	33,569	34,948	41,738	41,830
Income (loss) before income taxes	8,081	13,746	6,382	(13,711)	(335)
Income tax (benefit) expense	(27,759)	326	-	-	-
Net income (loss)	35,840	13,420	6,382	(13,711)	(335)
Earnings (loss) per share, basic and diluted	2.17	0.81	0.39	(0.83)	(0.02)

Capital and Related Ratios:
Cash dividends declared per share	$-	$-	$-	$-	$-
Book value per share	5.22	3.12	2.04	2.24	2.43
Tier I leverage ratio	7.27%	6.05%	4.71%	4.07%	4.72%
Total risk-based capital to risk-adjusted assets	11.79%	13.67%	11.58%	10.20%	11.35%
Average equity to average total assets (1)	5.64%	4.66%	3.60%	3.97%	3.04%
Tangible equity to tangible assets	7.89%	5.27%	3.30%	3.75%	3.55%

Selected Performance Ratios:
Return on average assets (1)	3.57%	1.38%	0.67%	(1.35% )	(0.03% )
Return on average equity (1)	68.24%	29.50%	18.65%	(34.09% )	(0.98% )
Net interest margin (2)	2.99%	3.08%	3.21%	3.26%	3.10%
Noninterest income/operating income (2)	18.73%	30.30%	20.79%	9.71%	21.82%

Asset Quality Ratios:
Allowance for loan and lease losses/total loans	1.20%	1.72%	2.18%	3.10%	3.07%
Nonperforming loans/total loans	0.52%	0.82%	0.99%	1.62%	2.93%
Allowance for loan and lease losses/nonperforming loans	232.05%	208.62%	219.87%	190.92%	104.60%
Net charge-offs/average loans	0.20%	(0.51% )	(0.28% )	0.97%	0.31%
Loan loss provision/net charge-offs	***	***	***	63.88%	23.10%

*** Ratio is not meaningful for 2015, 2014 and 2013.

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

The Company is in the business of providing customary retail and commercial banking services to individuals and businesses. The Company’s core market is Northeastern Pennsylvania.

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

Allowance for Loan and Lease Losses

Management evaluates the credit quality of the Company’s loan portfolio on an ongoing basis, and performs a formal review of the adequacy of the ALLL on a quarterly basis. The ALLL is established through a provision for loan losses charged to earnings and is maintained at a level management considers adequate to absorb estimated probable losses inherent in the loan portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL.

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

Securities Valuation and Evaluation for Impairment

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

On a quarterly basis, management evaluates individual investment securities classified as held-to-maturity and available-for-sale having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. The Company did not recognize OTTI charges on investment securities for years ended December 31, 2015, 2014 and 2013 within the consolidated statements of income.

See Note 2-“Summary of Significant Accounting Policies” and Note 4-“Securities” of the notes to consolidated financial statements included in Item 8-“Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about valuation of securities.

Other Real Estate Owned

OREO consists of property acquired through foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that is no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any write-down to fair value less estimated selling costs is charged to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense unless conditions warrant an adjustment to value, as determined by management. Subsequent to acquisition, valuations are periodically performed by management and the assets are carried at the lower of cost basis or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized, while holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations.

The Company records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. A valuation allowance is established for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On December 31, 2010, management established a valuation allowance equal to 100 percent of the Company’s net deferred tax asset, excluding deferred tax assets and liabilities related to unrealized holding gains and losses on available-for-sale securities, and has maintained such an allowance through December 31, 2014. As part of its evaluation conducted as of December 31, 2015, management reviewed all the positive and negative evidence available at that time and concluded that significant positive evidence outweighed any negative evidence and the valuation allowance previously established for the Company’s deferred tax assets should be reversed, except for the amount established for charitable contribution carryovers.

In connection with determining the income tax provision or benefit, the Company considers maintaining liabilities for uncertain tax positions and tax strategies that management believes contain an element of uncertainty. Periodically, the Company evaluates each of its tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2015 and 2014, the Company determined that it did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2-“Summary of Significant Accounting Policies” and Note 13-“Income Taxes” of the notes to consolidated financial statements included in Item 8-“Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the reversal of the valuation allowance for deferred tax assets and the accounting for income taxes.

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

ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, upon its effective date, and replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): “Deferral of the Effective Date,” which defers the adoption of ASU 2014-09 for one year for all entities. Accordingly, the Company will adopt this guidance on January 1, 2018 in accordance with ASU 2015-14, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2016-02, Leases (Topic 842): “Leases” will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public entities. Accordingly, the Company will adopt this guidance on January 1, 2019, and is currently evaluating the effect this guidance may have on its operating results or financial position.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this Management’s Discussion and Analysis in its entirety.

Results of Operations

The year ended December 31, 2015 was a successful and pivotal year for the Company from not only a profitability standpoint, but a regulatory, strategic and operational standpoint as well. The Company reported record earnings in 2015 of $35.8 million, or $2.17 per diluted common share, an increase of $22.4 million, or 167.1%, compared to $13.4 million, or $0.81 per diluted common share, in 2014. The strong earnings performance was impacted by the reversal of the deferred tax asset (“DTA”) valuation allowance. The Company’s earnings performance in 2015 was also impacted by a $5.1 million, or 15.2%, reduction in non-interest expense, a $0.9 million, or 3.3%, increase in net interest income, a $7.1 million, or 47.7%, decrease in non-interest income and a $4.5 million, or 77.1%, decrease in the credit for loan and lease losses. Return on average assets and return on average shareholders’ equity equaled 3.57% and 63.24%, respectively, in 2015, compared to 1.38% and 29.50%, respectively, in 2014. For the three months ended December 31, 2015, return on average assets and return on average shareholders’ equity were 10.99% and 192.68%, respectively, compared to (0.01)% and (0.24)%, respectively, for the same three months of 2014. The Company did not pay any dividends during the years ended December 31, 2015 and 2014.

Release of Regulatory Enforcement Actions and Improved Risk Profile

On September 8, 2015, the Company was notified by the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) that effective September 2, 2015 it was released from the Written Agreement it had been under with the Reserve Bank since November 24, 2010. Previously, on March 25, 2015, the OCC notified First National Community Bank, the Company’s wholly-owned subsidiary (the “Bank”), that it was fully and completely released from the Consent Order it entered into with the OCC in September 2010. These releases signify that the Reserve Bank and OCC have determined that the Company and the Bank have met all of the requirements mandated by the Written Agreement and Consent Order.

The release of regulatory enforcement actions, coupled with an improved risk profile, directly resulted in reductions in certain noninterest expenses, specifically regulatory assessments and insurance expense which had been elevated due to operating under the Consent Order and Written Agreement. Regulatory assessments, which include FDIC insurance and OCC assessments, decreased $0.9 million, or 47.3%, while insurance expense decreased $0.3 million, or 30.7%, comparing 2015 and 2014.

In addition, while operating under the Consent Order, the Company was prohibited from using brokered deposits as a source of liquidity. After the release from the Consent Order, the Company began utilizing this lower-costing funding alternative in the second quarter of 2015.

Management’s Focus in 2015

In 2015, management developed strategies and initiatives focused on maximizing profitability and taxable income generation in order to facilitate the reversal of the DTA valuation allowance, and improving customer service and creating efficiencies through the conversion of the Bank’s core operating system. These initiatives, which are discussed in further detail in this MD&A, involved, but are not limited to, the following:

●

The continued repositioning of the investment portfolio in 2015 by selling almost all of the Company’s remaining tax-exempt obligations of states and political subdivisions and replacing them with taxable obligations of U.S. government and government-sponsored agencies including, collateralized mortgage obligations, residential mortgage-backed securities and single-maturity bonds in order to maximize the generation of taxable interest income. In addition, the Company was able to benefit from movements in Treasury yields and record a net gain on the sale of investment securities of $2.3 million.

●

Accelerating a partial prepayment of and modifying the annual interest on the Company’s fixed-rate subordinated debentures due September 1, 2019 (“Notes”). On June 30, 2015, the Company repaid $11.0 million, or 44.0%, of outstanding principal of the Notes, and, effective July 1, 2015, modified the annual interest rate paid on the Notes to 4.50% from 9.00%. The prepayment and rate modification resulted in a $0.8 million, or 36.4%, reduction in interest expense related to the Notes comparing 2015 and 2014. In addition to the modification, the Company reinstituted and paid the quarterly interest payments due September 1, 2015 and December 1, 2015 to the Noteholders which included interest accrued for the period June 1, 2015 through August 31, 2015 and September 1, 2015 through November 30, 2015, respectively. While under the Written Agreement, the Company had been deferring the quarterly interest payment on the Notes beginning December 1, 2010, which continued through May 31, 2015. Deferred interest on the Notes that remained outstanding at December 31, 2015 totaled $10.8 million.

●

Continuing to effectively manage funding costs through the strategic use of lower-costing borrowings through the FHLB and the reinstitution of brokered certificates of deposits to replace maturing, higher-costing certificates of deposit generated through a national deposit listing service. This transitioning was the primary factor leading to a $0.5 million decrease in interest expense on deposits and an 8 basis point reduction in the Company’s cost of funds associated with those deposits.

●

Converting the Bank’s core operating system to a state-of-the-art, highly-flexible, real-time operating platform. On November 17, 2015, the Company completed the conversion of its operating system. The Company outsources its data processing through a third party service provider. The Company did capitalize software implementation costs associated with the conversion and anticipates a minor increase in data processing costs for 2016. The Company expects to realize efficiencies through process improvements, decrease in paper costs and possible reduction in FTEs through attrition.

Balance Sheet Profile

Total assets increased $0.1 billion, or 12.4%, to $1.1 billion at December 31, 2015 from $1.0 billion at December 31, 2014. Net loans grew $66.2 million, or 10.0%, which reflected strong demand for both commercial and consumer loan products. In addition, available-for-sale securities increased $34.8 million, or 15.9%. The balance sheet increase also reflected the change in the DTA valuation allowance in the amount of $30.0 million. Total deposits increased $26.2 million, or 3.3%, to $821.5 million at December 31, 2015 from $795.3 million at the end of 2014. Specifically, non-interest-bearing demand deposits increased $30.5 million, or 24.6%, while interest-bearing deposits decreased $4.3 million, or 0.6%. The increase in non-interest bearing demand deposits primarily reflected the positive balance fluctuations of several large commercial customer relationships. The decrease in interest-bearing deposits was largely related to lower deposit balances of the Company’s municipal customers due to a state budget impasse, and the planned runoff of higher-costing certificates of deposit generated through a national deposits listing service. These decreases were partially offset by the attainment of a large commercial deposit relationship. Due to their lower cost, the Company increased its utilization of FHLB borrowings as an alternative funding source of liquidity by $74.6 million or 121.9%. This was the primary factor leading to a $63.6 million, or 65.9%, increase in total borrowed funds. Partially offsetting the increase in FHLB advances was the $11.0 million principal prepayment of the Company’s subordinated debentures.

Impacted by the DTA valuation allowance reversal, total shareholders’ equity improved $34.8 million, or 67.7%, to $86.2 million at December 31, 2015 from $51.4 million at the end of 2014. Net income for 2015 of $35.8 million, which included an income tax benefit of $27.8 million related to the reversal of the DTA valuation allowance, was the primary factor leading to the Company’s improved capital position.

At December 31, 2015, the Company’s total risk-based capital ratio and the Tier 1 leverage ratio were 11.75% and 7.27%, respectively. The respective ratios for the Bank at December 31, 2015 were 13.79% and 9.79%. The ratios for both the Company and the Bank exceeded the 10.00% and 5.00% required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. Banking organizations, which became effective for the Company and the Bank on January 1, 2015.

Looking Ahead to 2016

For 2016, management plans to utilize the Company’s improved capital position to reduce its leverage and enhance shareholder value. On January 29, 2016, the Company announced that the board of directors authorized the payment on March 1, 2016 of all interest that the Company had previously been deferring on the Notes. The aggregate payments totaling $10.8 million represent interest accrued and deferred on the Notes from September 1, 2010 through May 31, 2015.

Also on January 29, 2016, the Company announced that the board of directors had declared a first quarter dividend of $0.02 per share on its common stock, payable March 15, 2016 to shareholders of record March 1, 2016. The dividend represents a 1.53% annualized yield based on the the closing stock price of the Company’s common stock on December 31, 2015.

In addition, the Company is focused on developing strategies aimed at building on accomplishments achieved in 2015 to improve long-term financial performance, creating process efficiencies post core conversion, and increasing the level of core deposits through collaboration between the Company’s retail and commercial banking units and instituting a governmental banking unit in 2016.

Summary of Performance

Net Interest Income

2015 compared to 2014

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on the Company’s deposits and borrowed funds. Net interest income represents the largest component of the Company’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates.

Tax-equivalent net interest income in 2015 was $28.1 million, a decrease of $0.1 million from $28.2 million in 2014. Tax-equivalent interest income decreased $1.4 million, which was almost entirely offset by a $1.3 million reduction in interest expense.Tax-equivalent interest income was negatively impacted by a continued decline in loan yields and the sell off of tax-free securities and reinvestment into taxable securities, partially offset by higher loan volumes. The decrease in interest expense largely reflected the 44.0% partial prepayment and the modification of the interest rate of the Company’s Notes, which had a positive effect on funding costs. In addition, the Company’s cost of funds was also favorably impacted by reinstituting the use of lower-costing brokered deposits, including CDARs, as a source of funding.

The Company’s tax-equivalent interest margin compressed 9 basis points to 2.99% in 2015 from 3.08% in 2014. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 2.89% for the year ended December 31, 2015, a decrease of 6 basis points compared to 2.95% for the year ended December 31, 2014.

Tax-equivalent interest income was decreased $1.4 million, or 4.0%, to $32.9 million in 2015 from $34.3 million in 2014. Tax-equivalent interest income was significantly impacted by the repositioning of the investment portfolio from tax-exempt obligations of state and political subdivisions to taxable investments. As a result, the average balance of tax-exempt investments decreased $37.9 million, or 94.0%, to $2.4 million in 2015 from $40.3 million in 2014, which caused a $2.6 million corresponding decrease to tax-equivalent interest income. The average balance of taxable investments increased $45.1 million, or 25.0%, but was only able to mitigate the decrease by $1.1 million. The tax-equivalent yield on the investment portfolio decreased 71 basis points from 3.15% in 2014 to 2.44% in 2015. However, a 12 basis point increase in the yield on taxable investment securities more than offset the effects of a 25 basis point decrease in the yield on tax-exempt investment securities. Overall, changes in the volumes and rates on the investment portfolio resulted in a $1.4 million decrease in tax-equivalent interest income in 2015.

With regard to the loan portfolio, the Company experienced strong loan demand in 2015, which resulted in a $30.3 million, or 4.5%, increase in average total loans to $696.6 million in 2015 compared to $666.3 million in 2014. The average loan growth resulted in additional tax-equivalent interest income of $1.2 million. However, this additional interest income was entirely offset by a 17 basis point decline in the tax-equivalent yield on the loan portfolio to 3.93% in 2015 compared to 4.10% in 2014, which caused a corresponding decrease in tax-equivalent interest income of $1.2 million. The decrease in loan yields reflected competitive pressures for commercial loans within the Company’s market area and current promotions involving short-term residential mortgage products and indirect auto loans.

Almost entirely offsetting the decrease in tax-equivalent interest income was a $1.3 million, or 21.9%, decrease in interest expense to $4.8 million in 2015 from $6.1 million in 2014. The decrease in interest expense was driven primarily by a 19 basis point decrease in the Company’s cost of funds to 0.61% in 2015 compared to 0.80% in 2014, which resulted in a $1.4 million corresponding decrease in interest expense due to change in rates. Specifically, the modification of the interest rate on the subordinated debentures from 9.0% to 4.5% had the greatest impact on interest expense, as it was the leading factor driving a 116 basis point decrease in the cost of borrowed funds to 2.01% in 2015 from 3.17% in 2014. The decrease in borrowing costs resulted in a $1.2 million reduction in interest expense. In addition, the Company’s cost of deposits decreased 8 basis points to 0.39% in 2015 from 0.47% in 2014, which resulted from decreases in the cost of time deposits greater than $100,000 and other time, paritially offset by an increase in the average rate paid for interest-bearing demand deposits. Changes in the average deposit rates resulted in a $0.2 million decrease in interest expense.

Average interest-bearing liabilities increased $11.0 million, or 1.4%, to $782.5 million in 2015 from $771.5 million in 2014. Specifically, a $14.3 million, or 15.2%, increase in average borrowed funds, resulted in additional interest expense of $0.4 million. The additional interest from borrowed funds was almost entirely offset by a $0.3 million reduction in interest expenses resulting from a $3.2 million decrease in average interest-bearing deposits. One of the Company’s ALCO initiatives in 2015 included the replacement of higher-costing certificates of deposit originated through a national deposit listing service and maturing certificates of deposit bearing higher interest rates with lower-costing brokered deposits and FHLB of Pittsburgh advances.

2014 compared to 2013

Comparing the years ended December 31, 2014 and 2013, tax-equivalent net interest income was stable, decreasing only $26 thousand, or 0.09%. The Company’s tax-equivalent net interest margin contracted 13 basis points to 3.08% in 2014 from 3.21% in 2013,while the rate spread decreased 13 basis points to 2.95% in 2014 compared to 3.08% in 2013. The Company’s net interest margin and rate spread were impacted by several strategic tax planning and ALCO initiatives in 2014, as well as an ongoing challenging rate environment and competitive pressures that continued to impact loan pricing.

In 2014, management continued tax planning strategies designed to generate taxable income and reduce the amount of credit and concentration risk within the investment portfolio. Accordingly, management continued repositioning the investment portfolio by selling the majority of the Company’s tax-exempt obligations of state and political subdivisions and replacing them with taxable obligations of U.S. government and government-sponsored agencies including collateralized mortgage obligations (“CMOs”), residential mortgage-backed securities and single-maturity bonds. The effect of this repositioning was the primary factor leading to a $534 thousand, or 7.1%, decrease in tax-equivalent interest income genereated from the investment portfolio.

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

 Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans outstanding at December 31, 2015, 2014 and 2013 in accordance with their original terms approximated $406 thousand, $406 thousand and $572 thousand, respectively. Interest income on impaired loans of $258 thousand, $235 thousand, and $366 thousand was recognized based on payments received in 2015, 2014 and 2013.

The following table reflects the components of net interest income for each of the three years ended December 31, 2015, 2014 and 2013:

Summary of Net Interest Income

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	AverageBalance	Interest	Yield/ Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$654,470	$25,360	3.87%	$625,969	$25,316	4.04%	$597,776	$25,744	4.31%
Loans-tax free (4)	42,135	1,988	4.72%	40,370	1,989	4.93%	38,694	2,050	5.30%
Total loans (1)(2)	696,605	27,348	3.93%	666,339	27,305	4.10%	636,470	27,794	4.37%
Securities-taxable	224,955	5,374	2.39%	179,903	4,090	2.27%	131,478	2,406	1.83%
Securities-tax free	2,419	165	6.82%	40,277	2,853	7.08%	70,938	5,071	7.15%
Total securities (1)(5)	227,374	5,539	2.44%	220,180	6,943	3.15%	202,416	7,477	3.69%
Interest-bearing deposits in other banks	18,076	46	0.25%	28,729	71	0.25%	40,067	103	0.26%
Total earning assets	942,055	32,933	3.50%	915,248	34,319	3.75%	878,953	35,374	4.02%
Non-earning assets	73,587			73,713			89,749
Allowance for loan and lease losses	(10,729)			(13,094)			(18,613)
Total assets	$1,004,913			$975,867			$950,089

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$358,442	$672	0.19%	$320,780	$453	0.14%	$302,258	$559	0.18%
Savings deposits	91,603	60	0.07%	88,678	57	0.06%	85,872	90	0.10%
Time deposits over $100,000	97,687	679	0.70%	135,871	1,048	0.77%	160,728	1,301	0.81%
Other time deposits	126,851	1,220	0.96%	132,489	1,622	1.22%	156,639	2,214	1.41%
Total interest-bearing deposits	674,583	2,631	0.39%	677,818	3,180	0.47%	705,497	4,164	0.59%
Borrowed funds and other interest-bearing liabilities	107,965	2,170	2.01%	93,694	2,967	3.17%	60,240	3,012	5.00%
Total interest-bearing liabilities	782,548	4,801	0.61%	771,512	6,147	0.80%	765,737	7,176	0.94%
Demand deposits	139,945			134,132			130,186
Other liabilities	25,744			24,724			19,946
Shareholders' equity	56,676			45,499			34,220
Total liabilities and shareholders' equity	$1,004,913			$975,867			950,089
Net interest income/interest rate apread (6)		28,132	2.89%		28,172	2.95%		28,198	3.08%
Tax equivalent adjustment		(732)			(1,646)			(2,421)
Net interest income as reported		$27,400			$26,526			$25,777

Net interest margin (7)			2.99%			3.08%			3.21%

(1)	Interest income is presented on a tax-equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available-for-sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of average interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

The following table summarizes the effect that changes in volumes of earning assets and interest-bearing liabilities and the interest rates earned and paid on these assets and liabilities have on net interest income comparing years ended December 31, 2015 and 2014. The net change or mix component attributable to the combined impact of rate and volume changes has been allocated proportionately to the change due to volume and the change due to rate.

Net Interest Income Changes Due to Rate and Volume

	For the Year Ended December 31,			For the Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$1,128	$(1,084)	$44	$1,182	$(1,610)	$(428)
Loans - tax free	85	(86)	(1)	86	(147)	(61)
Total loans	1,213	(1,170)	43	1,268	(1,757)	(489)
Securities - taxable	1,067	217	1,284	1,016	668	1,684
Securities - tax free	(2,586)	(102)	(2,688)	(2,211)	(7)	(2,218)
Total securities	(1,519)	115	(1,404)	(1,195)	661	(534)
Interest-bearing deposits in other banks	(27)	2	(25)	(30)	(2)	(32)
Total interest income	(333)	(1,053)	(1,386)	43	(1,098)	(1,055)

Interest expense:
Interest-bearing demand deposits	58	161	219	33	(139)	(106)
Savings deposits	2	1	3	3	(36)	(33)
Time deposits over $100,000	(316)	(53)	(369)	(208)	(45)	(253)
Other time deposits	(67)	(335)	(402)	(366)	(226)	(592)
Total interest-bearing deposits	(323)	(226)	(549)	(538)	(446)	(984)
Borrowed funds and other interest-bearing liabilities	403	(1,200)	(797)	1,303	(1,348)	(45)
Total interest expense	80	(1,426)	(1,346)	765	(1,794)	(1,029)
Net Interest Income	$(413)	$373	$(40)	$(722)	$696	$(26)

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

2015 compared to 2014

For the year ended December 31, 2015, the Company recorded a credit for loan and lease losses of $1.3 million compared to a credit for loan and lease losses of $5.9 million for the year ended December 31, 2014. The credit for loan and lease losses in 2015 was due largely to improvement in the Company’s historical loss and certain qualitative factors and levels of classified loans. The balance of loans classified as “Substandard” decreased $8.9 million, or 34.7%, to $16.8 million at December 31, 2015 from $25.7 million at the end of 2014.

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

In addition to this settlement, the Company’s asset quality metrics improved, which also factored into the release of reserves in 2014. Non-performing loans decreased $0.9 million, or 13.4%, to $5.5 million at December 31, 2014 from $6.4 million at December 31, 2013. The Company recorded net recoveries of $3.4 million for the year ended December 31, 2014, compared to $1.7 million for the same period of 2013.

Non-Interest Income:

The following table lists the components of non-interest income for the years ended December 31, 2015, 2014 and 2013:

Components of Non-Interest Income

	Year Ended December 31,
(in thousands)	2015	2014	2013
Deposit service charges	$2,960	$2,975	$2,945
Net gain on the sale of securities	2,296	6,640	2,887
Net gain on the sale of loans held for sale	292	292	362
Net loss on the sale of classified loans	-	-	(223)
Net loss on the sale of education loans	-	(13)	-
Net gain on the sale of other real estate owned	162	209	135
Gain on the sale of bank premises and equipment and other assets	-	-	579
Gain on branch divestitures	-	607	-
Loan-related fees	442	440	423
Income from bank-owned life insurance	564	650	706
Legal settlements	184	2,127	288
Other	900	993	1,181
Total non-interest income	$7,800	$14,920	$9,283

2015 compared to 2014

For the year ended December 31, 2015, non-interest income decreased $7.1 million, or 47.7%, to $7.8 million compared to $14.9 million for the same period of 2014. Non-interest income levels in 2015 were impacted by a reduction in net gains on the sale of securities and non-recurring income in 2014. Year-to-date net gains on the sale of securities totaled $2.3 million in 2015, a decrease of $4.3 million from $6.6 million in 2014. In addition, non-recurring income in 2014 included monies received from the settlement of judgements filed pursuant to a large commercial credit relationship and a net gain recorded on the divestiture of the Company’s Monroe County branch offices.

The sale of OREO properties generated net gains of $162 thousand in 2015, a decrease of $47 thousand, or 22.5%, from $209 thousand in 2014. Deposit service charges, loan-related fees and net gains on the sale of loans held for sale all were relatively flat comparing 2015 and 2014. Income from bank-owned life insurance policies and other income decreased $86 thousand and $93 thousand, respectively, in 2015 as compared to 2014.

2014 compared to 2013

Non-interest income totaled $14.9 million in 2014, an increase of $5.6 million, or 60.7%, from $9.3 million in 2013. The increase was due largely to an increase in net gains on the sale of investment securities, monies received from a legal settlement and a $0.6 million net gain recorded on the divestiture of the Company’s Monroe County branch offices. Net gains on the sale of investment securities increased $3.7 million, or 130.0%, to $6.6 million in 2014 from $2.9 million in 2013.

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

Net gains on the sale of OREO properties in 2014 amounted to $209 thousand, which was an increase of $74 thousand, or 54.8%, compared to a net gain of $135 thousand in 2013. Service charges on deposit accounts increased $30 thousand, or 1.0%, comparing the years ended December 31, 2014 and 2013, which resulted from changes to the Company’s service charge structure. Loan-related fees increased $17 thousand, or 4.0%, to $440 thousand in 2014 from $423 thousand in 2013, which was due primarily to additional fees from issuing letters of credit.

During 2014, the Company held 15- and 20-year mortgages in its portfolio rather than selling these loans on the secondary market as part of its asset/liability management strategy. In addition, the volume of mortgages originated was negatively impacted by new and more stringent regulations, which became effective at the beginning of 2014. Moreover, the volume of mortgage loans refinanced slowed considerably as mortgage rates had remained stable for a considerable time. As a result, net gains recorded on the sale of mortgage loans in 2014 decreased $70 thousand, or 19.3%, to $292 thousand in 2014 from $362 thousand in 2013. Comparing the years ended December 31, 2014 and 2013, income from bank-owned life insurance decreased $56 thousand, or $7.9%, while other income decreased $188 thousand, or 15.9%. A 12.2% decline in revenue generated from wealth management services was the primary factor leading to the decrease in other income.

Non-Interest Expense

The following table lists the major components of non-interest expense for the years ended December 31, 2015, 2014 and 2013:

Components of Non-Interest Expense

	Year Ended December 31,
(in thousands)	2015	2014	2013
Salaries and employee benefits	$13,810	$13,111	$13,218
Occupancy expense	2,284	2,088	2,215
Equipment expense	1,657	1,471	1,468
Advertising expense	483	470	523
Data processing expense	1,976	2,088	2,066
Regulatory assessments	950	1,801	2,515
Bank shares tax	705	522	800
Expense of other real estate	400	2,569	719
Legal expense	437	1,799	2,488
Professional fees	1,014	1,567	1,674
Insurance expense	659	951	1,179
Loan collection expenses	280	90	482
Legal settlements	777	-	2,500
Other losses	281	2,279	123
Other operating expenses	2,751	2,763	2,978
Total non-interest expense	$28,464	$33,569	$34,948

2015 compared to 2014

Non-interest expense levels were favorably impacted by continued improvement in the Company’s risk profile in 2015. Non-interest expense totaled $28.5 million in 2015, a decrease of $5.1 million, or 15.2%, from $33.6 million in 2014. The decrease resulted primarily from reductions in expenses of other real estate owned, regulatory assessments, legal expenses, professional fees, insurance expense and other losses. Partially offsetting these decreases were increases in salaries and employee benefits, occupancy and equipment expense and legal settlements.

Expenses of other real estate owned amounted to $400 thousand in 2015, a decrease of $2.2 million from $2.6 million in 2014. Valuation adjustments to the values of OREO properties decreased $2.0 million comparing 2015 and 2014, which was the primary factor leading to the decrease in OREO-related expenses.

During the second quarter of 2015, the Company was notified by the FDIC that its risk category for FDIC assessments had improved to a risk category I, the lowest risk category from risk category II based upon its most recent regulatory examination. The change in risk categories became effective on February 1, 2015, and as a result the Company’s initial base assessment rate for deposit insurance decreased from 0.14 basis points to a range of 0.05 – 0.09 basis points. The change in assessment rate contributed to a decrease in regulatory assessments of $851 thousand, or 47.3%, to $1.0 million in 2015 from $1.8 million in 2014.

Legal expense decreased significantly due to the resolution of longstanding regulatory matters and litigation. Legal expense was $437 thousand in 2015, a decrease of $1.4 million, or 75.7%, from $1.8 million in 2014. Similarly, professional fees in 2015 decreased $553 thousand, or 35.3%, to $1.0 million in 2015 from $1.6 million in 2014, as the Company continues to monitor and decrease its reliance on third-party consultants.

Due to its improved risk profile, in mid-2015, the Company was once again able to renew its professional liability, fidelity bond and errors and omissions insurance policies at lower rates. As a result, insurance expense decreased $292 thousand, or 30.7%, to $0.7 million in 2015 from $1.0 million in 2014.

Other losses sustained by the Company were $281 thousand in 2015, a decrease of $2.0 million compared to $2.3 million. For 2015, other losses predominantly included losses related to debit card transactions and minor losses sustained during the core conversion. Other losses in 2014 included penalties assessed by two regulatory agencies totaling $1.7 million.

Salaries and employee benefits expense increased $699 thousand, or 5.3%, to $13.8 million in 2015 from $13.1 million in 2014. Total salary expense increased $540 thousand, or 5.0%, due to increases in stock-based compensation and employee incentive compensation. At December 31, 2015, the number of full-time equivalent employees was 250 as compared to 237 at December 31, 2014. Payroll taxes and employee benefits increased $158 thousand, or 7.1%, which was due primarily due to increases in state unemployment taxes and costs associated with the establishment of a supplemental executive retirement plan.

On October 1, 2015, the Bank executed a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future. Participants in the SERP shall have the status of general unsecured creditors of the Bank. Annual accrued unfunded contributions included in salaries and employee benefits expense totaled $130 thousand in 2015.

The Company has a defined contribution profit sharing plan for employess that includes the provisions under section 401(k) of the Internal Revenue Code (“401(k)”). The 401(k) feature of the plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. The Company may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Company discretionary matching contributions are determined each year by management. For 2014, the Company matched 50.0% of employee salary deferrals up to 4.0% for each employee. For 2015, employee salary deferrals of up to 4.0% for each employee were matched 50.0% through June 30, 2015. Effective July 1, 2015, the Company matched 100.0% of employee salary deferrals up to 2.0% for each employee. Company matching contributions to the 401(k) Plan totaled $149 thousand and $134 thousand in 2015 and 2014, respectively.

Pursuant to the 2015 Employee Stock Grant Plan and the 2014 Employee Stock Grant Plan, the Board of Directors granted 50 shares of the Company’s common stock in both 2015 and 2014, respectively, to each active full and part time employee. There were 13,300 shares at a cost per share of $5.15 granted under the 2015 Stock Grant Plan and 12,850 shares at a cost per share of $6.02 granted under the 2014 Stock Grant Plan. The total costs of these grants were $69 thousand and $77 thousand, respectively, for the years ended December 31, 2015 and 2014, which were included in salaries and employee benefits expense.

Increases in rent expense, real estate taxes and building maintenance costs resulted in a $0.2 million, or 9.3%, increase in occupancy costs, while higher equipment maintenance caused a $0.2 million, or 12.6% increase in equipment expense.

The Company successfully completed a conversion of its core operating system in the fourth quarter of 2015. The Company expects only a minor increase in equipment expense, specifically related to depreciation and maintenance costs, as a result of this conversion.

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

Included in other losses were penalties assessed by regulatory agencies regarding two separate settlements. The Company recorded a penalty in the amount of $175 thousand related to a settlement agreement it reached with the SEC. In addition, the Bank recorded a penalty assessment in the amount of $1.5 million related to a joint settlement agreement it reached with the OCC and FinCEN. These two penalties accounted for approximately 73.5% of other losses recorded in 2014. The remaining amount in other losses in 2014 related to charges incurred on the abandonment of software and losses sustained in several branch robberies, fraudulent debit card transactions and wire transfers.

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

Under the Company’s profit sharing and 401(k) Plan, for 2014 and 2013, the Company matched 50.0% of employee salary deferrals up to 4.0% for each employee. Company matching contributions to the 401(k) Plan totaled $134 thousand and $129 thousand in 2014 and 2013, respectively.

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

 Provision for Income Taxes

The Company recorded an income tax benefit of $27.8 million in 2015, which resulted primarily from the reversal of the valuation allowance for the Company’s deferred tax assets. The Company recorded income tax expense of $0.3 million in 2014, which was related entirely to alternative minimum tax. The Company did not record a provision or benefit for income taxes for the year ended December 31, 2013.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

In its evaluation of available evidence, management considered, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighed both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. In particular, additional scrutiny must be given to deferred tax assets of an entity that is in a cumulative loss position in recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. In line with industry practice, the Company interpreted the term “recent years” to mean the current year and the prior two years based on a rolling twelve quarters and used pre-tax income (loss) adjusted for permanent differences and any non-recurring income, including gains on the sale of securities and a favorable legal settlement in 2014. While the Company generated positive pre-tax book income adjusted for permanent differences in 2014 and 2013, it recorded a pre-tax loss in 2012. In addition, the pre-tax book income in 2014 and 2013 included significant non-recurring or non-taxable income, which when adjusted for, resulted in the Company being in a three-year cumulative loss position at December 31, 2014. Accordingly, based on the analysis of all available positive and negative evidence, management determined that the negative evidence that existed at December 31, 2014 outweighed any positive evidence that existed at that time. Accordingly, management established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities.

Management evaluated the carrying amount of the Company’s deferred tax assets at March 31, 2015, June 30, 2015 and September 30, 2015 using pre-tax income (loss) adjusted for permanent differences and non-recurring income on a rolling twelve-quarter basis consistent with its previous evaluations and determined that the Company was in a cumulative three-year loss position at each of the respective quarter ends. Based on each quarterly analysis, management concluded that the negative evidence that existed at each quarter-end outweighed any available positive evidence at those times and determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should continue to be maintained.

Management performed an evaluation of the Company’s deferred tax assets at December 31, 2015 and determined that based on its consistent methodology, the Company was now in a cumulative three-year income position, which it considered to be positive evidence. The Company had sustained significant losses in the fourth quarter of 2012, which at December 31, 2015 were no longer part of this calculation. The negative evidence related to cumulative losses in prior period evaluations no longer existed at December 31, 2015.

In addition, when determining the need for a valuation allowance, management assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. As part of its assessment, management considered normalization of the Company’s core earnings, scheduling the reversal of existing temporary differences at December 31, 2015 and projections of future core earnings based on known facts at December 31, 2015. Management also incorporated into its assessment certain tax planning strategies recently implemented designed to promote the generation of taxable income. These strategies included: 1) the sale of tax-exempt obligations of states and political subdivisions with fair values greater than book values and redeployment of the sales proceeds into taxable investment options; 2) the sale of lower-yielding taxable securities with fair values greater than book values, and the redeployment of the sales proceeds into higher-yielding taxable investment options; and 3) reducing the annual rate paid on the Company’s Notes from 9.0% to 4.5% and making an $11.0 million, or 44.0%, principal prepayment on the Notes.

During 2015, positive evidence continued to build and become more apparent by the end of the year. Specifically, the resolution of costly litigation and release from the Consent Order by the OCC on March 25, 2015 and the Written Agreement by the Reserve Bank on September 2, 2015 has led to an improvement in the Company’s overall risk profile. The Company was notified by the FDIC that, effective February 1, 2015, its risk category for FDIC insurance improved from Risk Category II to Risk Category I, which resulted in a decrease in the Company’s initial base assessment rate for deposit insurance from 0.14 basis points to 0.05 basis points. As a result of these developments, the Company has experienced and anticipates further reductions in its non-interest expense levels, specifically legal expense and regulatory assessments. Furthermore, as a result of the improved risk profile, the Company renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates effective July 1, 2015 and accordingly experienced a decrease in insurance expense going forward.

As part of its assessment, management projected future core earnings for years 2016 through 2040. Years 2016, 2017 and 2018 were based on the Company’s annual three-year budget taking into consideration the positive developments and tax planning strategies detailed above. The budget was completed and approved by the Board of Directors in January 2016. For years 2019 through 2040, management used 2018 budgeted core earnings and estimated it to remain flat. Based on these projections the Company is expected to generate normalized core earnings greater that the total deferred tax assets existing at December 31, 2015, which management considered to be positive evidence. In addition, consistent with accounting guidance in ASC 740, management scheduled the reversal of existing temporary differences at December 31, 2015. This analysis supported the reversal of the valuation allowance established for deferred tax assets at December 31, 2015 except for the valuation allowance established for charitable contribution carryforwards. Management does not believe at the current moment that enough positive evidence exists to remove the valuation allowance associated with charitable contribution carryovers. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT Credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Because the Company is in a net deferred tax asset position, without regard to net operating loss carryovers, the reversal of existing temporary timing differences over the next 5 years makes it more likely than not that a portion of the charitable contribution carryovers will not be recognized. Accordingly, management believes a valuation allowance continues to be appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset.

Based on its evaluation of all available positive and negative evidence that existed at December 31, 2015, management concluded the significant positive evidence outweighed any negative evidence and the valuation allowance established for its deferred tax assets should be reversed, except for the amount established for charitable contribution carryovers.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed during the subsequent year. Any adjustments required based on filed returns are recorded when identified in the subsequent year.

FINANCIAL CONDITION

Total assets for the Company were $1.1 billion at December 31, 2015, an increase of $120.6 million, or 12.4%, from $970.0 million, at December 31, 2014. The balance sheet growth resulted primarily from a $66.2 million, or 10.1%, increase in loans, net of deferred costs and the allowance for loan and lease losses and a $34.8 million, or 15.9%, increase in available-for-sale securities. The growth in loans and securities were funded by a $26.2 million, or 3.3%, increase in total deposits, coupled with a $74.6 million, or 121.9% increase in advances through the FHLB of Pittsburgh. The Company’s balance sheet was also impacted by the reversal of the valuation allowance for its deferred tax assets, which led to a $27.8 million net deferred tax asset.

On June 30, 2015, the Company repaid $11.0 million, or 44.0%, of the principal amount outstanding on the Notes and also amended the original terms of the Notes to reduce the interest rate payable on the Notes from 9.00% to 4.50% effective July 1, 2015. Pursuant to the approved amendment, the remaining $14.0 million in principal on the Notes is to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amount, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes.

The Company’s capital position strengthened as evidenced by an increase in total shareholders’ equity of $34.8 million, or 67.7% . Net income of $35.8 million, partially offset by a $1.4 million decrease in accumulated other comprehensive income due to depreciation in the fair value of the Company’s available-for-sale securities portfolio, accounted for the majority of the capital improvement. Since 2010, in order to comply with the regulatory requirements of the Consent Order and Written Agreement, the Company had suspended paying dividends, and accordingly, did not pay any dividends in 2015 or 2014. As previously mentioned, during 2015 the Company has since been completely released from all formal regulatory actions. On January 29, 2016, the Company declared a $0.02 per share dividend for the first quarter of 2016, payable on March 15, 2016 to shareholders of record on March 1, 2016.

Securities

The Company’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the Company utilizes the investment securities portfolio to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment securities as either held-to-maturity or available for sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. Since the Company sold held-to-maturity securities in 2014 for reasons other than those permitted under GAAP, management did not classify any securities as held-to-maturity in 2014 and 2015. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management and tax planning strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh and FRB stocks, are carried at cost. FRB stock is included in other assets.

At December 31, 2015, the Company’s investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial CMOs and single-maturity bonds and fixed-rate taxable obligations of state and political subdivisions. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2015.

Because of the predominantly fixed-rate nature of the portfolio, the Company’s debt securities are inherently subject to interest rate risk, defined as the risk that an investment’s value will change due to a change in interest rates, in the spread between two rates and in the shape of the yield curve. A security’s value is usually affected inversely by changes in rates. As previously mentioned, the FOMC raised the federal funds target rate 25 basis points in December 2015. As a result, shorter-term U.S. Treasury rates increased. The 2-year treasury rate was 1.06% at December 31, 2015, an increase of 39 basis points compared to 0.67% at December 31, 2014. However, the yield curve flattened as the 10-year treasury rate decreased 13 basis points to 2.18% at the end of 2015 from 2.31% at the close of 2014. The change in interest rates resulted in an aggregate $1.4 million decrease in the fair value of the Company’s available-for-sale securities portfolio. The Company reported a net unrealized holding loss of $238 thousand, net of income taxes of $123 thousand, at December 31, 2015, compared to an unrealized holding gain of $1.1 million, net of income taxes of $0.6 million, at December 31, 2014. The FOMC indicated in its report to Congress in February 2016 that it anticipates that economic conditions will warrant gradual increases in the federal funds rate. Any additional increases in interest rates could result in further depreciation in the fair value of the Company’s securities portfolio and capital position.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value, and held-to-maturity securities, which are carried at amortized cost, at December 31, 2015, 2014 and 2013:

Composition of the Investment Portfolio

	December 31,
(in thousands)	2015	2014	2013
Available-for-sale
Obligations of U.S. government agencies	$44,043	$29,276	$-
Obligations of state and political subdivisions	75,407	24,509	78,054
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	22,269	26,231	3,221
Collateralized mortgage obligations - commercial	89,423	61,256	31,578
Residential mortgage-backed securities	18,098	74,098	89,656
Corporate debt securities	423	420	407
Negotiable certificates of deposit	3,162	2,232	-
Equity securities	948	967	951
Total securities available-for-sale	$253,773	$218,989	$203,867

Held-to-maturity
Obligations of state and political subdivisions	$-	$-	$2,308

Management actions during 2015 reflected the Company’s ongoing investment strategy designed to replace tax-free holdings with taxable securities as required under tax planning initiatives, take advantage of changing market conditions and address the Company’s liquidity needs. With regard to tax planning initiatives, the Company currently has $55.6 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. In addition, at December 31, 2014 the Company had established a full valuation allowance for its deferred tax assets. Because of this tax position, the Company does not benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, current tax planning initiatives for 2015 focused on generating sustained taxable income to be able to reduce NOL carryovers and support the reversal of the deferred tax asset valuation allowance.

As part of this strategy in 2015, the Company sold 34 of its available-for-sale securities including 18 tax-exempt and 3 taxable obligations of state and political subdivisions, 9 residential mortgage-backed securities, 3 commercial CMOs and 1 U.S. government agency bond. The securities sold had an aggregate amortized cost of $86.4 million. Gross proceeds received totaled $88.7 million, with net gains of $2.3 million realized upon the sales and included in non-interest income.

During the year ended ended December 31, 2014, the Company sold its entire holdings of held-to-maturity securities comprised of four zero-coupon obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million. Gross proceeds received from the sale of held-to-maturity securities were $2.7 million, with net gains of $0.4 million realized upon the sale. These securities were sold as part of the previoiusly mentioned tax planning initiatives and management’s strategy to reduce the amount of potential credit and concentration risk in the investment portfolio. Since the securities were sold for reasons other than those permitted under GAAP, management did not classify securities as held-to-maturity in 2015 and 2014.

Securities purchased during the year ended December 31, 2015 totaled $133.3 million, including $73.2 million in taxable obligations of state and political subdivisions, $40.7 million in commercial CMOs of U.S. government-sponsored agencies, $17.3 million of single-maturity bonds of U.S. government-sponsored agencies, $1.2 million in residential CMOs of U.S. government-sponsored agencies, and $0.9 million in negotiable certificates of deposit.

The following table presents the maturities of available-for-sale securities, based on carrying value at December 31, 2015, and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The yields on obligations of states and political subdivisions are presented on a tax-equivalent basis using an effective tax rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	December 31, 2015
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6-10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale
Obligations of U.S. government agencies	$-	$26,574	$17,469	$-	$-	$-	$44,043
Yield		1.95%	2.31%				2.09%
Obligations of state and political subdivisions	-	1,513	72,143	1,751	-	-	75,407
Yield		2.30%	2.80%	5.95%			2.86%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	22,269	-	22,269
Yield					2.39%		2.39%
Collateralized mortgage obligations - commercial	-	-	-	-	89,423	-	89,423
Yield					2.29%		2.29%
Residential mortgage-backed securities	-	-	-	-	18,098	-	18,098
Yield					2.81%		2.81%
Corporate debt securities	-	-	-	423	-	-	423
Yield				0.95%			0.95%
Negotiable certificates of deposit	-	3,162	-	-	-	-	3,162
Yield		2.04%					2.04%
Equity securities	-	-	-	-	-	948	948
Yield						3.51%	3.51%
Total securities available-for-sale	$-	$31,249	$89,612	$2,174	$129,790	$948	$253,773
Weighted yield	0.00%	1.98%	2.70%	4.98%	2.38%	3.51%	2.47%

OTTI Evaluation

There was no OTTI recognized during the years ended December 31, 2015, 2014 and 2013. For additional information regarding the management’s evaluation of securities for OTTI, see Note 4- “Securities” of the notes to consolidated financial statements included in Item 8 – “Financial Statement and Supplementary Data” to this Annual Report on Form 10-K.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $7.7 million and $4.2 million at December 31, 2015 and 2014, respectively. FRB stock of $1.3 million is included in Other Assets at December 31, 2015 and 2014. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia at December 31, 2015.

Loans

Despite unanticipated paydowns on several large commercial lending relationships received in the first quarter of 2015, the Company experienced strong demand for its lending throughout 2015. New loan originations exceeded maturities and payoffs in 2015 and resulted in a $61.7 million, or 9.2%, increase in total loans to $731.2 million at December 31, 2015 from $669.5 million at December 31, 2014. Solid increases were exhibited in both the Company’s commercial and retail lending activities.

Historically, commercial lending activities have represented a significant portion of the Company’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 58.2% and 57.4% of total loans at December 31, 2015 and December 31, 2014, respectively.

From a collateral standpoint, a majority of the Company’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $28.7 million, or 7.1%, to $433.7 million at December 31, 2015 from $405.0 million at December 31, 2014. Real estate secured loans represented 59.3% of total gross loans at December 31, 2015 and 60.5% at December 31, 2014.

Commercial and industrial loans increased $17.7 million, or 13.5%, during the year to $149.8 million at December 31, 2015 from $132.1 million at December 31, 2014. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $11.7 million, or 5.0%, to $245.2 million at December 31, 2015 from $233.5 million at December 31, 2014. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans increased $12.0 million, or 63.8%, during the year to $30.8 million at December 31, 2015, from $18.8 million at December 31, 2014. The Company continues to monitor its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $130.7 million at December 31, 2015, an increase of $7.9 million, or 6.4%, from $122.8 million at December 31, 2014. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. The Company primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. In addition, in January 2015, management began a campaign to promote the Company’s “WOW” residential mortgage product. This product is a non-saleable mortgage with maturity terms of 7.5, 10 and 14.5 years that offers customers an attractive fixed interest rate, low closing cost and quicker close. As a result of this campaign, the balance outstanding of “WOW” mortgages increased $7.8 million, or 28.8%, to $35.0 million at December 31, 2015 from $27.2 million at December 31, 2014, which accounted for the majority of the growth in residential real estate loans.

Consumer loans totaled $128.5 million at December 31, 2015, an increase of $6.4 million, or 5.3%, from $122.1 million at December 31, 2014, reflecting the growth in the Company’s portfolio of indirect automobile loans, which increased $9.4 million, or 10.1%, in 2015.

During 2015, the Company instituted a “Government Banking” sector within its Commercial Banking Unit, which will focus efforts on meeting the banking needs of the municipalities within the Company’s market area. Loans to state and municipal governments increased $5.9 million, or 14.6%, to $46.1 million at December 31, 2015 from $40.2 million at December 31, 2014.

The following table summarizes loans receivable, net by category at December 31, 2015, for each of the last five years:

Loan Portfolio Detail

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Residential real estate	$130,696	$122,832	$114,925	$90,228	$80,056
Commercial real estate	245,198	233,473	218,524	221,591	256,508
Construction, land acquisition and development	30,843	18,835	24,382	32,502	33,450
Commercial and industrial	149,826	132,057	127,021	109,693	174,233
Consumer	128,533	122,092	118,645	109,783	111,778
State and political subdivisions	46,056	40,205	39,875	33,978	23,496
Total loans, gross	731,152	669,494	643,372	597,775	679,521
Unearned income	(98)	(98)	(143)	(103)	(159)
Net deferred loan costs	2,662	871	668	260	516
Allowance for loan and lease losses	(8,790)	(11,520)	(14,017)	(18,536)	(20,834)
Loans, net	$724,926	$658,747	$629,880	$579,396	$659,044

The following schedule shows the maturity distribution and interest rate information of the loan portfolio by major classification as of December 31, 2015:

Maturity Distribution of the Loan Portfolio

	December 31, 2015
(in thousands)	Within One Year	One to Five Years	Over Five Years	Total
Residential real estate	$3,033	$6,873	$120,790	$130,696
Commercial real estate	17,094	51,619	176,485	245,198
Construction, land acquisition and development	5,726	6,384	18,733	30,843
Commercial and industrial	84,498	36,393	28,935	149,826
Consumer	8,166	69,290	51,077	128,533
State and political subdivisions	1,200	10,165	34,691	46,056
Total	$119,717	$180,724	$430,711	$731,152

Loans with predetermined interest rates	$20,694	$125,262	$166,061	$312,017
Loans with floating rates	99,023	55,462	264,650	419,135
Total	$119,717	$180,724	$430,711	$731,152

At December 31, 2015, 2014 and 2013, the Bank’s loan portfolio was concentrated in loans in the following industries:

Loan Concentrations	December 31,
	2015		2014		2013
(dollars in thousands)	Amount	% of gross loans	Amount	% of gross loans	Amount	% of gross loans
Retail space/shopping centers	$35,292	4.83%	$33,140	4.95%	$23,472	3.65%
Automobile dealers	34,594	4.73%	24,194	3.61%	18,467	2.87%
1-4 family residential investment properties	18,957	2.59%	12,764	1.91%	18,839	2.93%
Colleges and Universities	18,540	2.54%	16,680	2.49%	12,671	1.97%
Office complexes/units	18,487	2.53%	17,249	2.58%	17,924	2.79%
Land subdivision	12,673	1.73%	15,220	2.27%	15,974	2.48%
Physicians	10,677	1.46%	13,636	2.04%	13,932	2.17%

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

Under the Company’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the Company’s risk management practices. The Company’s Loan Quality Committee, which consists of key members of senior management, finance and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

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

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in the Company’s market area have appeared to stabilize. In addition, employment conditions within the Company’s market area have shown substantial improvement. The unemployment rate for the Scranton/Wilkes-Barre/Hazleton Pennsylvania metropolitan area improved to 5.1% for December 2015 from 6.0% for December 2014. However, continued improvement of these metrics cannot be assured. Any weakening of economic and employment conditions could result in real estate devaluations which could negatively impact asset quality and, accordingly, cause an increase in the provision for loan and lease losses.

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

The following schedule reflects non-performing loans including non-performing TDRs, OREO and accruing TDRs as of December 31 for each of the last five years:

Non-performing Loans, OREO and Accruing TDRs

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans, including non-accrual TDRs	$3,788	$5,522	$6,356	$9,652	$19,913
Loans past due 90 days or more and still accruing	-	-	19	57	5
Total non-performing loans	3,788	5,522	6,375	9,709	19,918
Other real estate owned	3,154	2,255	4,246	3,983	6,958
Total non-performing loans and OREO	$6,942	$7,777	$10,621	$13,692	$26,876

Accruing TDRs	$4,982	$5,282	$3,995	$7,517	$5,680
Non-performing loans as a percentage of gross loans	0.52%	0.82%	0.99%	1.62%	2.93%

Work-out efforts focused on the effective management and resolution of problem credits and the prompt and aggressive disposition of foreclosed properties lead to continued improvement in the Company’s asset quality in 2015. Total non-performing loans and OREO decreased $0.8 million, or 10.7%, to $6.9 million at December 31, 2015 from $7.8 million at December 31, 2014. The Company’s ratio of non-performing loans to total gross loans improved to 0.52% at December 31, 2015 from 0.82% at December 31, 2014, as management continued to reduce the balance of non-accrual loans. Moreover, the Company’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 8.1% at December 31, 2015 from 15.1% at December 31, 2014. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within the Company’s market area on an on-going basis in order to proactively address any potential collection-related issues.

TDRs at December 31, 2015 and 2014 were $5.8 million and $9.0 million, respectively. Accruing and non-accruing TDRs were $5.0 million and $0.8 million, respectively at December 31, 2015 and $5.3 million and $3.7 million, respectively at December 31, 2014. There were 8 loans modified as TDRs during the year ended ended December 31, 2015, with an aggregate post-modification outstanding balance of $1.7 million. New modifications during the year ended December 31, 2015 included 5 residential real estate loans, 1 commercial real estate loan, 1 construction, land acquisition and development loan and 1 commercial and industrial loan. The terms of such modifications included one or a combination of the following: extension of term, capitalization of real estate taxes or principal forbearance.

The average balance of impaired loans was $11.1 million and $9.5 million for the years ended December 31, 2015 and 2014, respectively. The Company recognized $258 thousand and $235 thousand of interest income on impaired loans for the years ended December 31, 2015 and 2014, respectively.

The following table presents the changes in non-performing loans for the years ended December 31, 2015 and 2014. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Year ended December 31,
(in thousands)	2015	2014
Balance, January 1	$5,522	$6,375
Loans newly placed on non-accrual	5,636	2,348
Change in loans past due 90 days or more and still accruing	-	(19)
Loan foreclosures	(3,697)	(13)
Loans returned to performing status	(135)	(222)
Loans charged-off	(2,576)	(1,289)
Loan payments received	(962)	(1,658)
Balance, December 31	$3,788	$5,522

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for both of the years ended December 31, 2015 and 2014 approximated $0.4 million.

The Company had one large commercial real estate loan in the amount of $3.5 million that was a nonperforming TDR at December 31, 2014. The loan is also supported by a guarantee by a U.S. governmental agency. The Company foreclosed upon this property and it was transferred to OREO in 2015 at its fair value less cost to sell of $1.5 million, which is based on a signed sales agreement with an unrelated third party that is scheduled to close prior to the close of the first quarter of 2016. The remaining loan balance of $2.1 million is included in other assets as a receivable due from the U.S. governmental agency.

The majority of the loans placed on non-accrual status were comprised of three commercial relationships totaling $3.1 million. Specifically, one relationship involving a construction, land acquisition and development loan with a recorded investment of $0.7 million was placed on non-accrual in the third quarter of 2015, and based on a current appraisal, written down $0.3 million to $0.4 million. Another commercial relationship involving a commercial real estate loan and a commercial and industrial loan with an aggregate recorded investment of $0.8 million was also placed on non-accrual in the third quarter of 2015. In the second quarter of 2015 one large commercial real estate loan with a recorded investment of $1.7 million was modified as a TDR and placed on non-accrual. As part of its impairment analysis, the Company determined this loan to be collateral-dependent, with the analysis resulting in the loan being partially charged-down in the amount of $0.9 million.

In addition to the non-performing loans identified in the table above, the Bank regularly monitors potential problem loans which consist of substandard and accruing loans. The Company experienced substantial improvement in the volume of these loans which decreased $6.9 million, or 32.4% to $14.4 million at December 31, 2015 from $21.3 million at December 31, 2014.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2015, 2014 and 2013:

Loan Delinquencies and Non-accrual Loans

			December 31,
			2015	2014	2013
Accruing (in days):
30	-	59	0.18%	0.30%	0.46%
60	-	89	0.14%	0.09%	0.09%
	90+		0.00%	0.00%	0.00%
Non-accrual			0.52%	0.82%	0.99%
Total delinquencies			0.84%	1.21%	1.54%

Total delinquencies, as a percent of gross loans, continued to improve in 2015, as delinquencies for accruing loans decreased $0.2 million to $2.4 million at December 31, 2015 from $2.6 million at December 31, 2014, primarily due to decreases in past due residential real estate and consumer loans. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

While economic conditions improved significantly in the Company’s market area, management continues to recognize some weakness within the local real estate and job markets.. As previously mentioned, the unemployment rate for the Scranton-Wilkes-Barre-Hazleton metropolitan area, the Company’s predominant market area, improved to a seasonally adjusted rate of 5.1% for December 2015 from 6.0% for December 2014. However, unemployment in the Company’s market continues to rank among the highest as compared to Pennsylvania’s 14 metropolitan areas and lags behind the unemployment rate of 4.8% for the entire Commonwealth. The Company tries to mitigate these factors by emphasizing strict underwriting standards.

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

The Company’s ALLL consists of both specific and general components. At December 31, 2015, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $381 thousand, or 4.3%, of the total ALLL. A general allocation of $8.4 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 95.7% of the total ALLL of $8.8 million. The ratio of the ALLL to total loans at December 31, 2015 and December 31, 2014 was 1.20% and 1.72%, respectively, based on total loans of $731.2 million and $669.5 million, respectively. The decrease in the ALLL as a percentage of total loans reflects asset quality improvements, reductions in historical loss factors and improvements in qualitative factors.

At December 31, 2015, based on its evaluation of the ALLL, management established an unallocated reserve of $74 thousand. As part of its evaluation, management applies loss rates to each loan segment. The loss rates are based on actual historical loss experience for the respective loan segment. The Company has experienced net recoveries related to its commercial and industrial segment of the loan portfolio for the majority of the quarters in the twelve-quarter lookback period, which resulted in an overall negative historical loss factor for this segment. Management decided to reverse the negative provision created by the negative historical loss factor and establish an unallocated reserve. Management will continue to monitor the unallocated balance for propriety as part of its quarterly evaluation of the ALLL.

The ALLL equaled $8.8 million at December 31, 2015, a decrease of $2.7 million from $11.5 million at December 31, 2014. The Company recorded net charge offs of $1.4 million in 2015. However, due to continued improvement in historical loss ratios, levels of criticized loans and qualitative factors, the Company recorded a credit for loan and lease losses of $1.3 million for the year ended December 31, 2015.

The following table presents an allocation of the ALLL and percent of loans in each category at December 31, for each of the last five years:

Allocation of the ALLL

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,333	17.87%	$1,772	18.35%	$2,287	17.86%	$1,764	15.09%	$1,823	11.78%
Commercial real estate	3,346	33.54%	4,663	34.87%	6,017	33.97%	8,062	37.07%	11,151	37.75%
Construction, land acquisition
and development	853	4.22%	665	2.81%	924	3.79%	2,162	5.44%	2,590	4.92%
Commercial and industrial	1,205	20.49%	2,104	19.72%	2,321	19.74%	4,167	18.35%	3,292	25.64%
Consumer	1,494	17.58%	1,673	18.24%	1,789	18.44%	1,708	18.37%	1,526	16.45%
State and political subdivisions	485	6.30%	598	6.01%	679	6.20%	673	5.68%	452	3.46%
Unallocated	74	0.00%	45	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	$8,790	100.00%	$11,520	100.00%	$14,017	100.00%	$18,536	100.00%	$20,834	100.00%

The following table presents an analysis of the ALLL category for each of the last five years:

Reconciliation of the ALLL

	For the Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Balance, January 1,	$11,520	$14,017	$18,536	$20,834	$22,575
Charge-offs:
Residential real estate	139	204	664	683	1,273
Commercial real estate	912	-	65	3,298	2,395
Construction, land acquisition and development	688	45	179	258	1,857
Commercial and industrial	180	217	341	3,389	416
Consumer	716	922	655	673	739
State and political subdivision	-	-	-	-	-
Total charge-offs	2,635	1,388	1,904	8,301	6,680
Recoveries of charged-off loans:
Residential real estate	58	90	343	35	57
Commercial real estate	307	362	879	1,035	93
Construction, land acquisition and development	-	3,538	130	265	2,188
Commercial and industrial	400	262	1,853	265	1,852
Consumer	485	508	450	338	226
State and political subdivision	-	-	-	-	-
Total recoveries	1,250	4,760	3,655	1,938	4,416
Net charge-offs (recoveries)	1,385	(3,372)	(1,751)	6,363	2,264
(Credit) provision for loan and lease losses	(1,345)	(5,869)	(6,270)	4,065	523
Balance, December 31	$8,790	$11,520	$14,017	$18,536	$20,834

Ratios:
Net charge-offs (recoveries) as a percentage of average loans	0.20%	(0.51)%	(0.28)%	0.97%	0.31%

Allowance for loan and lease losses as a percent of gross loans outstanding at period end	1.20%	1.72%	2.18%	3.10%	3.07%

Other Real Estate Owned

At December 31, 2015, there were 11 properties with an aggregate carrying value of $3.2 million in OREO, compared to 15 properties with an aggregate balance of $2.3 million at December 31, 2014. During the year ended December 31, 2015, there were four properties with an aggregate carrying value of $1.7 million foreclosed upon. Comprising approximately 91.0% of the carrying value of the foreclosures was one commercial real estate property with a fair value less cost to sell of $1.5 million. The property is currently under a sales agreement, which is scheduled to close by the end of the first quarter of 2016. During the year ended December 31, 2014, the Company foreclosed on one property with a carrying value of $13 thousand.

Included in OREO were three properties previously held in bank premises and equipment that were transferred to OREO due to a change in their intended use. The properties include two commercial lots previously held for future expansion and a former branch office located in Stroudsburg, Pennsylvania. The aggregate carrying value of these properties was $1.4 million and represented 43.7% of OREO at December 31, 2015.

During the year ended December 31, 2015, there were seven sales and one partial sale of properties with an aggregate carrying value of $0.6 million. The Company realized net gains on the sale of these properties of $162 thousand, which is included in non-interest income. There were eight sales and two partial sales of properties with an aggregate carrying value of $1.6 million during the twelve months ended December 31, 2014. The Company realized net gains on the sale of these properties of $209 thousand, which is included in non-interest income for the year ended December 31, 2014.

The Company adjusts for subsequent declines in the fair value of OREO properties through valuation adjustments included in non-interest expense. Valuation adjustments totaled $0.2 million in 2015 and $2.2 million in 2014. The large valuation adjustment in 2014 included writedowns to liquidation value of four properties that were approaching the regulatory 5-year holding period and subsequent writedowns on two properties that were transferred from bank premises and equipment located in Monroe County, Pennsylvania due to continued declines in real estate values in this area.

The Company actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties.

The following table presents the activity in OREO for each of the three years ended December 31, 2015, 2014 and 2013:

Activity in OREO

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Balance, Janauary 1	$2,255	$4,246	$3,983
Property foreclosures	1,717	13	255
Bank premises transferred to OREO	-	1,749	1,819
Valuation adjustments	(208)	(2,200)	(223)
Carrying value of OREO sold	(610)	(1,553)	(1,588)
Balance, December 31	$3,154	$2,255	$4,246

The following table presents a distribution of OREO at December 31 for the past five years:

Distribution of OREO

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Land / lots	$785	$1,287	$3,549	$2,711	$4,293
Commercial real estate	2,342	941	647	1,245	1,845
Residential real estate	27	27	50	27	820
Total other real estate owned	$3,154	$2,255	$4,246	$3,983	$6,958

The expenses related to maintaining OREO, including the subsequent write-downs of the properties related to declines in value since foreclosure, net of any income received, amounted to $0.4 million, $2.6 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Deposits

Total deposits increased $26.2 million, or 3.3%, to $821.5 million at December 31, 2015 from $795.3 million at the end of 2014. Non-interest-bearing demand deposits increased $30.5 million, or 24.6%, while interest-bearing deposits decreased $4.3 million, or 0.6%. The increase in non-interest-bearing demand deposits primarily reflected balance fluctuations of several large commercial relationships. The decrease in interest-bearing deposits was primarily due to a decrease in time deposits $100 thousand and over of $35.8 million, partially offset by increases in interest-bearing demand, savings and other time deposits of $18.6 million, $3.4 million and $9.6 million, respectively. The 32.0% decrease in large denomination time deposits was due largely to the planned runoff of $33.3 million in certificates of deposit that were generated through a national deposit listing service. As part of the Company’s asset/liability management strategy, management focused on replacing these higher-costing deposits as they matured with lower-costing core-customer deposits, brokered certificates of deposit and advances through the FHLB of Pittsburgh. The 5.4% increase in interest-bearing demand deposits reflected a $68.9 million, or 70.2%, increase in money market accounts, which was due primarly to the attainment of a large deposit relationship at the end of the second quarter of 2015. Partially offsetting the increase in money market accounts was a $51.2 million, or 22.1%, decrease in NOW accounts, which resulted from decreases in public fund balances, as a state budget impasse caused delays in funding for the Company’s municipal customers, as well as the loss of one large public fund deposit relationship in the third quarter of 2015.

Non-interest-bearing demand deposits averaged $5.8 million, or 4.3%, higher in 2015 as compared to 2014. Interest-bearing deposits averaged $674.6 million in 2015, a decrease of $3.2 million, or 0.5%, compared to $677.8 million in 2014. The decline was concentrated in time deposits, as average time deposits over $100,000 decreased $38.2 million, or 28.1%, to $97.7 million in 2015 from $135.9 million in 2014 due to the planned runoff of the certificates generated throught the national listing service. Time deposits with balances less than $100 thousand declined $5.6 million, or 4.3%, to $126.9 million in 2015 from $132.5 million in 2014. Partially offsetting the decreases in time deposits were increases in average interest-bearing demand and savings deposits which grew $37.7 million, or 11.7%, and $2.9 million, or 3.3%, respectively, comparing 2015 and 2014. The Company was successful in continuing to reduce its funding costs as evidenced by an 8 basis point decrease in the rate paid on average interest-bearing deposits to 0.39% in 2015 from 0.47% in 2014. The decrease was driven primarily by pricing decreases from time deposits, which are sensitive to interest rate changes. The Company elected to allow higher-costing time deposits to mature and chose to be more conservative in setting rates on new deposits and renewals. The average rate paid on time deposits with balances less than $100 thousand decreased 26 basis points to 0.96%, while the rate paid on time deposits over $100 thousand decreased 7 basis points to 0.70% during 2015.

Management recognizes the importance of deposit growth as the Company’s primary funding source for its loan products and is in the process of developing new products and strategies focused on growing commercial and consumer demand deposit balances and municipal deposit relationships in 2016.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized in the following table:

Deposit Distribution

	For the Year Ended December 31,
	2015		2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Interest-bearing deposits:
Demand	$358,442	0.19%	$320,780	0.14%	$302,258	0.18%
Savings	91,603	0.07%	88,678	0.06%	85,872	0.10%
Time	224,538	0.85%	268,360	0.99%	317,367	1.11%
Total interest-bearing deposits	674,583	0.39%	677,818	0.47%	705,497	0.59%

Non-interest-bearing deposits	139,945		134,132		130,186

Total deposits	$814,528		$811,950		$835,683

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2015 and 2014:

Maturity Distribution of Time Deposits Greater than $100,000

	December 31,
(in thousands)	2015	2014
3 months or less	$26,773	$30,040
Over 3 through 6 months	16,186	27,919
Over 6 through 12 months	19,185	32,052
Over 12 months	14,053	22,033
Total	$76,197	$112,044

Borrowings

Short-term borrowings generally represent overnight borrowing transactions through the FHLB providing for short-term funding requirements of the Company and mature within one business day of the transaction. Short-term borrowings may also include Federal funds sold and borrowings through the FRB discount window and are considered to be a contingency source of funding. Other than testing its availability for contingency funding planning purposes, the Company did not purchase any Federal funds or borrow from the Federal Reserve discount window during the years ended December 31, 2015, 2014 and 2013. The Company had $60.5 million in outstanding short-term borrowings with the FHLB of Pittsburgh at December 31, 2015. There were no short-term borrowings outstanding at December 31, 2014 and 2013.

Long-term debt is comprised of FHLB term advances, subordinated debentures and junior subordinated debentures and totaled $99.6 million at December 31, 2015, an increase of $3.1 million, or 3.2%, from $96.5 million at December 31, 2014. The increase was related a $14.1 million increase in advances through the FHLB of Pittsburgh, partially offset by an $11.0 million reduction in the Notes. FHLB advances are collateralized under a blanket pledge agreement. The Company is also required to purchase FHLB stock based upon the amount of advances outstanding. Due to the increase in FHLB advances, the FHLB stock required to be held by the Company was $6.3 million at December 31, 2015, an increase of $3.5 million from $2.8 million at December 31, 2014. At December 31, 2015, the Company had $127.3 million of credit with the FHLB available for borrowing purposes.

On September 1, 2009, the Company offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the “Notes”). Prior to July 1, 2015, the Notes had a fixed interest rate of 9% per annum. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to the right of the Company to defer such payment. On June 30, 2015, pursuant to approval from all of the Noteholders and the Reserve Bank, the Company amended the original terms of the Notes to reduce the interest rate payable from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. Pursuant to the approved amendment, on June 30, 2015, the Company repaid 44% of the original principal amount, or $11.0 million, of the Notes outstanding to the holders on June 30, 2015, with the remaining $14.0 million in principal to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amounts, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes. The principal balance outstanding for these notes was $14.0 million at December 31, 2015 and $25.0 million at December 31, 2014.

While the Company was under the Written Agreement, principal and interest payments on the Notes required written non-objection from the Reserve Bank. Pursuant to the Written Agreement, the Company had been deferring the quarterly interest payments on the Notes beginning December 1, 2010 and ending on June 1, 2015. Regularly scheduled quarterly interest payments were resumed on September 1, 2015, and it is the Company’s intent to continue scheduled interest payments on a go-forward basis. Additionally, on January 27, 2016, that the Board of Directors authorized payment on March 1, 2016 of all interest that the Company had previously been deferring on the Notes. The aggregate payment, totaling $11.0 million, includes all deferred interest and interest that is due and payable on March 1, 2016. The accrued and unpaid interest associated with the Notes amounted to $10.9 million and $9.9 million at December 31, 2015 and 2014, respectively.

The Company also had $10.3 million of junior subordinated debentures at December 31, 2015 and 2014. The interest rate on these debentures, resets quarterly at a spread of 1.67% above the current 3-month Libor rate. The average rate paid for junior subordinated debentures in 2015 was 1.99%, compared to 1.93% in 2014.

Average borrrowed funds increased $14.3 million, or 15.2%, to $108.0 million in 2015 from $93.7 million in 2014. The average rate paid for long-term debt decreased 116 basis points to 2.01% in 2015 from 3.17% in 2014. The decrease in rate on the long-term debt was due to a reduction in the interest rate on the Company’s subordinated notes, coupled with a decrease in the cost of FHLB funding. The Company participates in the FHLB’s “Community Lending Program,” which offers match funding for loans originated for qualified community and economic development projects at very competitive rates that are typically 15 to 25 basis points below the FHLB’s regular published rates. Of the $75.3 million in FHLB term advances outstanding at December 31, 2015, $46.4 million were advances under this program had a weighted-average cost of 0.33% and maturity terms ranging from three months to two years.

The maximum amount of total borrowings outstanding at any month end during the years ended December 31, 2015 and 2014 were $160.1 million and $122.7 million, respectively. For further discussion of the Company’s borrowings, see Note 11-“Borrowed Funds” in the Notes to the consolidated financial statements included in Item 8 hereof to this Annual Report on Form 10-K.

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

The Company’s statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are the Company’s most liquid assets.  At December 31, 2015, cash and cash equivalents totaled $21.1 million, a decrease of $14.6 million from $35.7 million at December 31, 2014, as net cash outlays for investing activities exceeded net cash inflows from operating and financing activities. Cash outlays for investing activities used $109.0 million of cash and cash equivalents during the year ended December 31, 2015, which was due largely to a net increase in loans to customers of $68.8 million. In addition, purchases of available-for-sale securities, net of proceeds received from sales, maturities, calls and principal reductions from securities, and FHLB of Pittsburgh stock used $36.0 million and $3.5 million of cash and cash equivalents, respectively. Financing activities provided $89.8 million in net cash, which resulted primarily from $74.6 million in proceeds from FHLB of Pittsburgh advances, net of repayments, and a $26.2 million net increase in deposits. Partially offsetting these inflows was an $11.0 million principal reduction on the Notes. Additionally, the Company’s operating activities provided $4.6 million in net cash in 2015. Net income, adjusted for the effects of non cash transactions including, among others, depereciation and amortization, the credit for loan and lease losses and change in deferred taxes, is the primary source of funds from operations.

Despite the decrease in cash and cash equivalents, management believes that the Company’s liquidity position is sufficient to meet its cash flow needs as of December 31, 2015. The Company generally utilizes core deposits as its primary source of liquidity. Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and deposits generated through the Promontory Interfinancial Network, which include time deposits issued under Certificate of Deposit Account Registry Service (“CDARs”) and money market and NOW accounts issued through the Insured Cash Sweep (“ICS”) program. Participating in the Promontory Interfinancial Network programs allow the Company to service and attract potential high-balance deposits customers who want the security of full-FDIC insurance but want to maintain a local deposit relationship. Core deposits averaged $680.8 million for the year ended December 31, 2015, an increase of $9.3 million, or 1.4%, compared to $671.5 million for the year ended December 31, 2014. The increase in core deposits primarily reflected growth in interest-bearing demand, net of deposits issued through the ICS program, of $15.7 million, non-interest-bearing demand deposits of $5.8 million and savings deposits of $2.9 million. Partially offsetting these increases was a decrease in other time deposits, net of brokered deposits and CDARs certificates, of $15.1 million. In addition to core deposits, the Company currently utilizes brokered certificates of deposit, funding through the Promontory Financial Network and advances through the FHLB of Pittsburgh as alternative sources of liquidity. At December 31, 2015, the Company had available borrowing capacity with the FHLB of Pittsburgh of $160.2 million.

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

The following schedules present information regarding the Company’s risk-based capital at December 31, 2015, 2014, and 2013 and selected other capital ratios:

	December 31,
(in thousands)	2015	2014	2013
Company:
Tier I common equity	$74,945	N/A	N/A

Tier I capital	74,945	$59,930	$46,165

Tier II capital:
Subordinated notes	9,800	25,000	23,085
Allowable portion of allowance for loan losses	9,090	8,591	8,462
Total tier II capital	18,890	33,591	31,547
Total risk-based capital	$93,835	$93,521	$77,712

Total risk-weighted assets	$795,887	$683,956	$670,894
Total average assets (for Tier 1 leverage ratio)	$1,031,426	$990,346	$980,754

Bank:
Tier I common equity	$100,949	N/A	N/A

Tier I capital	100,949	96,816	81,581

Tier II capital:
Allowable portion of allowance for loan losses	9,090	8,587	8,456
Total tier II capital	9,090	8,587	8,456
Total risk-based capital	$110,039	$105,403	$90,037

Total risk-weighted assets	$795,490	$683,576	$670,416
Total average assets (for Tier 1 leverage ratio)	$1,030,828	$990,407	$980,747

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2015
Total capital (to risk-weighted assets)
Company	$93,835	11.79%	$	>63,671	8.00%		N/A	N/A
Bank	$110,039	13.83%	$	>63,639	8.00%	$	>79,549	10.00%
Tier I capital (to risk-weighted assets)
Company	$74,945	9.42%	$	>47,753	6.00%		N/A	N/A
Bank	$100,949	12.69%	$	>47,729	6.00%	$	>63,639	8.00%
Tier I common equity (to risk-weighted assets)
Company	$74,945	9.42%	$	>35,815	4.50%		N/A	N/A
Bank	$100,949	12.69%	$	>35,797	4.50%	$	>51,707	6.50%
Tier I capital (to average assets)
Company	$74,945	7.27%	$	>41,257	4.00%		N/A	N/A
Bank	$100,949	9.79%	$	>41,233	4.00%	$	>51,541	5.00%

						To Be Well
						Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provision
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2014
Total capital (to risk-weighted assets)
Company	$93,521	13.67%	$	>54,717	>8.00%		N/A	N/A
Bank	$105,403	15.42%	$	>54,686	>8.00%	$	>68,358	>10.00%
Tier I capital (to risk-weighted assets)
Company	$59,930	8.76%	$	>27,358	>4.00%		N/A	N/A
Bank	$96,816	14.16%	$	>27,343	>4.00%	$	>41,015	>6.00%
Tier I capital (to average assets)
Company	$59,830	6.05%	$	>39,614	>4.00%		N/A	N/A
Bank	$96,816	9.78%	$	>39,616	>4.00%	$	>49,520	>5.00%

Despite net income of $35.8 million in 2015, the Company’s total regulatory capital increased only $0.3 million to $93.8 million at December 31, 2015 from $93.5 million at December 31, 2014. For regulatory capital purposes, Tier I capital is adjusted for deferred tax assets that arise of NOLs and tax credit carryforwards. In addition, the Company’s Tier II capital was impacted by the $11.0 million prepayment of the Notes. The Company’s and the Bank’s risk-based capital ratios exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Based on the most recent notification from the OCC, the Bank was categorized as well capitalized at December 31, 2015 and 2014. There are no conditions or events since this notification the management believes have changed this category.

As of December 31, 2015, there were 33,485,755 common shares available for future sale or share dividends. The number of shareholders of record at December 31, 2015 was 1,778. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5 of this report. Refer to Note 17, “Regulatory Matters,” to the Notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our capital requirements and dividend limitations.

Additionally, the Company has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2015 and 2014.

During 1999, the Company implemented a Dividend Reinvestment Plan (“DRP”) which permits participants to automatically reinvest cash dividends on all of their shares and to make voluntary cash contributions under terms of the plan. Under the DRP, participants purchase, at a 10% discount to the 10-day trading average, common shares that are either newly-issued by the Company or acquired by the plan administrator in the open market or privately. While under the Consent Order and Written Agreement, the Company was prohibited from paying dividends without the prior approval of the OCC and the Reserve Bank. Accordingly, the board of directors on February 26, 2010 voted to suspend payment of the Company’s quarterly dividend in an effort to conserve capital and subsequently suspended the operation of the DRP Plan in 2011. There was no new capital issued under the DRP in 2015 and 2014.  The Company plans to reinstate the DRP Plan in 2016.

As previously mentioned, the Company and the Bank was released from all regulatory enforcement actions and is no longer subject to the provisions of the Consent Order or Written Agreement. On January 27, 2016, the Company declared a $0.02 per share dividend payable on March 15, 2016 to shareholders of record March 1, 2016.

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

For the year ended December 31, 2015, the Company did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of the Company’s off-balance sheet arrangements, refer to Note 15, “Commitments, Contingencies, and Concentrations” to the notes to the consolidated financial statements included in Item 8 hereof to this Annual Report on Form 10-K.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

Off-Balance Sheet Commitments

	December 31,
(in thousands)	2015	2014
Commitments to extend credit	$170,465	$181,446
Standby letters of credit	22,092	21,364

The following table details the Company’s commercial commitments summarized by expiration at December 31, 2015:

Expiration of Off-Balance Sheet Commitments

(in thousands)	Total Amounts Commited	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Commitments to extend credit	$170,465	$170,447	$18	$-	$-
Standby letters of credit	22,092	22,092	-	-	-
Total	$192,557	$192,539	$18	$-	$-

In order to provide for probable losses inherent in these instruments, the Company recorded reserves for unfunded commitments of $300 thousand and $416 thousand at December 31, 2015 and 2014, respectively, which were included in other liabilities on the consolidated statements of financial condition.

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

Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2015. Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

Maturities of Contractual Obligations

	Contractual Payments Due by Period
(in thousands)	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$135,802	$114,423	$15,000	$6,379	$-
Subordinated debentures	14,000	-	9,000	5,000	-
Junior subordinated debt	10,310	-	-	-	10,310
Operating lease obligations	1,677	585	587	228	277
Total contractual cash obligations	$161,789	$115,008	$24,587	$11,607	$10,587

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

Earnings at Risk and Economic Value at Risk Simulations

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income under various interest rate scenarios. Specifically, given the current market rates, ALCO looks at “earnings at risk” to determine anticipated changes in net interest income from a base case scenario with rate shock scenarios of + 200, +400 and -100 basis point changes to interest rates. The simulation takes into consideration that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect the Company’s sensitivity over the subsequent twelve months based on the following assumptions:

●	Asset and liability levels using December 31, 2015 as a starting point;
●	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2015 levels:

	Rates +200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(3.2)%	(10.0)%	(6.6)%	(20.0)%	(2.0)%	(5.0)%

Economic value at risk:
Percent change in economic value of equity	(11.2)%	(20.0)%	(20.7)%	(35.0)%	(4.0)%	(10.0)%

Under the model, the Company’s net interest income and economic value of equity is expected to decrease 3.2% and 11.2%, respectively, under a 200 basis point interest rate shock. In comparison, model results at December 31, 2014 indicated net interest income was expected to increase 0.9% given a +200 basis point rate shocks. The shift in Company’s asset/liability position during 2015 primarily reflected an increase in interest-bearing demand deposits and overnight advances from the FHLB of Pittsburgh, which reprice immediately under rate shock scenarios.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with the Company’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2015 with tax-equivelent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended December 31, 2015 was $137 thousand or 1.7%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of
First National Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of First National Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania
March 11, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2013 of First National Community Bancorp, Inc. and Subsidiaries (the “Company”). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First National Community Bancorp, Inc. and Subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

New Haven, Connecticut

March 24, 2014

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$19,544	$22,657
Interest-bearing deposits in other banks	1,539	13,010
Total cash and cash equivalents	21,083	35,667
Securities available for sale, at fair value	253,773	218,989
Stock in Federal Home Loan Bank of Pittsburgh, at cost	6,344	2,803
Loans held for sale	683	603
Loans, net of allowance for loan and lease losses of $8,790 and $11,520	724,926	658,747
Bank premises and equipment, net	11,193	11,003
Accrued interest receivable	2,475	2,075
Intangible assets	137	302
Bank-owned life insurance	29,381	28,817
Other real estate owned	3,154	2,255
Net deferred tax assets	27,807	-
Other assets	9,662	8,768
Total assets	$1,090,618	$970,029

Liabilities
Deposits:
Demand (non-interest-bearing)	$154,531	$124,064
Interest-bearing	667,015	671,272
Total deposits	821,546	795,336
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	135,802	61,194
Subordinated debentures	14,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	160,112	96,504
Accrued interest payable	11,165	10,262
Other liabilities	11,617	16,529
Total liabilities	1,004,440	918,631

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2015 and December 31, 2014
Issued and outstanding: 0 shares at December 31, 2015 and December 31, 2014	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2015 and December 31, 2014
Issued and outstanding: 16,514,245 shares at December 31, 2015 and 16,484,419 shares at December 31, 2014	20,643	20,605
Additional paid-in capital	62,059	61,781
Retained earnings (accumulated deficit)	3,714	(32,126)
Accumulated other comprehensive (loss) income	(238)	1,138
Total shareholders' equity	86,178	51,398
Total liabilities and shareholders’ equity	$1,090,618	$970,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(dollars in thousands, except share data)	2015	2014	2013
Interest income
Interest and fees on loans	$26,672	$26,629	$27,097
Interest and dividends on securities:
U.S. government agencies	4,036	3,494	1,859
State and political subdivisions, tax-free	109	1,883	3,347
State and political subdivisions, taxable	905	324	393
Other securities	433	272	154
Total interest and dividends on securities	5,483	5,973	5,753
Interest on interest-bearing deposits in other banks	46	71	103
Total interest income	32,201	32,673	32,953
Interest expense
Interest on deposits	2,631	3,180	4,164
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	514	450	527
Interest on subordinated debentures	1,450	2,281	2,281
Interest on junior subordinated debentures	206	236	204
Total interest on borrowed funds	2,170	2,967	3,012
Total interest expense	4,801	6,147	7,176
Net interest income before credit for loan and lease losses	27,400	26,526	25,777
Credit for loan and lease losses	(1,345)	(5,869)	(6,270)
Net interest income after credit for loan and lease losses	28,745	32,395	32,047
Non-interest income
Deposit service charges	2,960	2,975	2,945
Net gain on the sale of securities	2,296	6,640	2,887
Net gain on the sale of mortgage loans held for sale	292	292	362
Net loss on the sale of classified loans	-	-	(223)
Net loss on the sale of education loans	-	(13)	-
Net gain on the sale of other real estate owned	162	209	135
Gain on the sale of bank premises and equipment and other assets	-	-	579
Gain on branch divestitures	-	607	-
Loan-related fees	442	440	423
Income from bank-owned life insurance	564	650	706
Legal settlements	184	2,127	288
Other	900	993	1,181
Total non-interest income	7,800	14,920	9,283
Non-interest expense
Salaries and employee benefits	13,810	13,111	13,218
Occupancy expense	2,284	2,088	2,215
Equipment expense	1,657	1,471	1,468
Advertising expense	483	470	523
Data processing expense	1,976	2,088	2,066
Regulatory assessments	950	1,801	2,515
Bank shares tax	705	522	800
Expense of other real estate owned	400	2,569	719
Legal expense	437	1,799	2,488
Professional fees	1,014	1,567	1,674
Insurance expenses	659	951	1,179
Loan collection expenses	280	90	482
Legal settlements	777	-	2,500
Other losses	281	2,279	123
Other operating expenses	2,751	2,763	2,978
Total non-interest expense	28,464	33,569	34,948
Income before income taxes	8,081	13,746	6,382
Income tax (benefit) expense	(27,759)	326	-
Net income	$35,840	$13,420	$6,382

Earnings per share
Basic	$2.17	$0.81	$0.39
Diluted	$2.17	$0.81	$0.39

Cash Dividends Declared Per Common Share	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,499,622	16,472,660	16,458,353
Diluted	16,499,622	16,472,871	16,458,353

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$35,840	$13,420	$6,382
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	211	12,682	(11,946)
Taxes	(72)	(4,312)	4,061
Net of tax amount	139	8,370	(7,885)

Reclassification adjustment for gains included in net income	(2,296)	(6,272)	(2,887)
Taxes	781	2,132	982
Net of tax amount	(1,515)	(4,140)	(1,905)

Total other comprehensive (loss) income	(1,376)	4,230	(9,790)

Comprehensive income (loss)	$34,464	$17,650	$(3,408)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

				Accumulated	Accumulated
	Number		Additional	(Deficit) /	Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2012	16,457,169	$20,571	$61,584	$(51,928)	$6,698	$36,925
Net income for the year	-	-	-	6,382	-	6,382
Stock-based compensation	14,400	18	43	-	-	61
Other comprehensive loss, net of tax of $5,043	-	-	-	-	(9,790)	(9,790)
Balances, December 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the year	-	-	-	13,420	-	13,420
Stock-based compensation	12,850	16	61	-	-	77
Restricted stock awards	-	-	93	-	-	93
Other comprehensive income, net of tax of $2,180	-	-	-	-	4,230	4,230
Balances, December 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398
Net income for the year	-	-	-	35,840	-	35,840
Stock-based compensation	13,300	17	52	-	-	69
Common stock issued under long-term incentive compensation plan	16,526	21	(21)	-	-	-
Restricted stock awards	-	-	247	-	-	247
Other comprehensive loss, net of tax of $709	-	-	-	-	(1,376)	(1,376)
Balances, December 31, 2015	16,514,245	$20,643	$62,059	$3,714	$(238)	$86,178

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Operating activities:
Net income	$35,840	$13,420	$6,382
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	1,423	1,356	487
Equity in trust	(6)	(6)	(6)
Depreciation and amortization	1,703	1,470	1,265
Credit for loan and lease losses	(1,345)	(5,869)	(6,270)
Valuation adjustment for off-balance sheet commitments	(117)	(94)	(246)
Stock-based compensation expense	316	170	61
Gain on the sale of available-for-sale securities	(2,296)	(6,272)	(2,887)
Gain on the sale of held-to-maturity securities	-	(368)	-
Gain on the sale of loans held for sale	(292)	(292)	(362)
Loss on the sale of classified loans	-	-	223
Loss on the sale of education loans	-	13	-
Gain on branch divestitures	-	(607)	-
Loss (gain) on the disposition of bank premises and equipment and other assets	-	232	(579)
Net gain on the sale of other real estate owned	(162)	(209)	(135)
Valuation adjustment for other real estate owned	208	2,200	223
Income from bank-owned life insurance	(564)	(650)	(706)
Proceeds from the sale of loans held for sale	8,210	8,555	12,944
Funds used to originate loans held for sale	(7,998)	(8,046)	(11,787)
Deferred income tax benefit	(27,684)	-	-
(Increase) decrease in interest receivable	(400)	116	8
Decrease in refundable federal income taxes	-	-	11,592
Decrease in prepaid expenses and other assets	917	169	4,209
Increase in interest payable	903	1,530	2,305
(Decrease) increase in accrued expenses and other liabilities	(4,195)	1,694	1,713
Total adjustments	(31,379)	(4,908)	12,052
Net cash provided by operating activities	4,461	8,512	18,434

Cash flows from investing activities:
Maturities, calls and principal payments of investment securities available for sale	8,615	8,331	14,596
Proceeds from the sale of securities available for sale	88,658	111,243	53,787
Proceeds from the sale of held-to-maturity securities	-	2,686	-
Purchases of securities available for sale	(133,269)	(123,380)	(99,432)
(Purchase) redemption of the stock of the Federal Home Loan Bank of Pittsburgh	(3,541)	(657)	3,811
Net increase in loans to customers	(68,665)	(25,321)	(47,490)
Proceeds from the sale of classified loans	-	-	3,275
Proceeds from the sale of education loans	-	2,537	-
Proceeds from the sale of other real estate owned	758	1,737	1,668
Purchases of bank premises and equipment	(1,419)	(1,217)	(810)
Proceeds from the sale of bank premises and equipment	-	2,505	1,831
Net cash used in investing activities	(108,863)	(21,536)	(68,764)

Cash flows from financing activities:
Net increase (decrease) in deposits	26,210	(88,936)	30,085
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	60,500	-	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	151,300	194,235	32,250
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(137,192)	(160,164)	(23,720)
Principal reduction on subordinated debentures	(11,000)	-	-
Net cash provided by (used in) financing activities	89,818	(54,865)	38,615
Net decrease in cash and cash equivalents	(14,584)	(67,889)	(11,715)
Cash and cash equivalents at beginning of year	35,667	103,556	115,271
Cash and cash equivalents at end of year	$21,083	$35,667	$103,556

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$3,898	$4,617	$4,871
Income taxes	22	308	(11,592)
Other transactions:
Principal balance of loans transferred to other real estate owned	3,697	13	255
Government guarantee receivable on loans transferred to other real estate owned	(1,980)	-	-
Transfer of bank premises and equipment to other real estate owned	-	1,749	1,819
Change in deferred gain on sale of other real estate owned	14	26	55

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1. ORGANIZATION

First National Community Bancorp, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956 incorporated under the laws of the Commonwealth of Pennsylvania in 1997. It is the parent company of First National Community Bank (the “Bank”) and the Bank’s wholly owned subsidiaries FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC. Unless the context otherwise requires, the term “Company” is used to refer to First National Community Bancorp, Inc., and its subsidiaries. In certain circumstances, however, the term “Company” refers to First National Community Bancorp, Inc., itself.

The Bank provides customary banking services to individuals and businesses through its 19 banking locations located in northeastern Pennsylvania.

FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC were formed to hold real estate and/or operate businesses acquired in exchange for debt settlement or foreclosure.

In December 2006, First National Community Statutory Trust I (“Issuing Trust”), which is wholly owned by the Company, was formed under Delaware law to provide the Company with an additional funding source through the issuance of pooled trust preferred securities. The Company has adopted Accounting Standards Codification 810-10, Consolidation, for the Issuing Trust. Accordingly, the Issuing Trust has not been consolidated with the accounts of the Company, because the Company is not the primary beneficiary of the trust.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company include the accounts of First National Community Bancorp, Inc., the Bank, and the Bank’s wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for loan and lease losses, investment security valuations, the evaluation of investment securities and other real estate owned for impairment, and the evaluation of deferred income taxes.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand and amounts due from banks.

Securities

The Company classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase. Investment securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive income. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Realized gains and losses on sales of investment securities are based on amortized cost using the specific identification method on the trade date.

On a quarterly basis, the Company evaluates each of its investment securities classified as held-to-maturity or available-for-sale in an unrealized loss position for other-than-temporary impairment (“OTTI”). An individual security is considered impaired when its current fair value is less than its amortized cost basis. As part of the OTTI evaluation, management considers the following factors in determining whether the security’s impairment is other than temporary:

●	The length of time and extent of the impairment;
●	The causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
●	Adverse industry or geographic conditons;
●	Historical implied volatility;
●	Payment structure of the security and whether or not Company expects to receive all contractual cash flows;
●	Failure of the issuer to make contractual interest or principal payments in the past;
●	Changes in the security’s rating; and
●	Recoveries or additional declines in the security’s fair value subsequent to the balance sheet date

Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, the Company must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk). In assessing the level of OTTI attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security, and is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of income less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Loans and Loan Fees

Loans receivable, other than loans held for sale, are stated at the principal outstanding, net of unamortized loan fees and costs, unearned income, partial charge-offs and the allowance for loan and lease losses. Interest income on all loans is recognized using the effective interest method. Loan origination and commitment fees, as well as certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield. The Company generally amortizes these amounts over the life of the related loan except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated. For these mortgage loans, the net deferred fees or costs are amortized over an estimated average life of five years. Amortization of deferred loan fees or costs is discontinued when a loan is placed on non-accrual status.

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

In accordance with federal regulations, prior to making, extending, renewing or advancing additional funds in excess of $250 thousand on a loan secured by real estate, the Company requires an appraisal of the property by an independent, state-certified or state-licensed appraiser (depending upon collateral type and loan amount) that is approved by the Board of Directors. Appraisals are reviewed internally and, under certain circumstances, by an independent third party engaged by the Company. Generally, management obtains a new appraisal when a loan is deemed impaired. These appraisals may be more limited in scope than those obtained at the initial underwriting of the loan.

Troubled Debt Restructurings

The Company considers a loan to be a troubled debt restructuring (“TDR”) when it grants a concession to the borrower for legal or economic reasons related to the borrower’s financial difficulties that it would not otherwiseconsider. Such concessions granted generally involve a reduction of the stated interest rate, an extension of a loan’s maturity date, capitalization of real estate taxes, or payment modifications. A non-accrual TDR is returned to accrual status when principal and interest payments under the modified terms are current, the TDR is performing under the modified terms for six consecutive months and future payments are reasonably assured.

Loan Impairment

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the Company’s analysis, TDRs, loans rated substandard and on non-accrual status with an aggregate loan relationship greater than $100 thousand, and loans that are identified as doubtful or loss, are considered impaired. Impaired loans are analyzed individually for impairment. The Company generally utilizes the fair value of collateral method for collateral dependent loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. Generally, for impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used. For non-collateral dependent impaired loans, the Company measures impairment based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate.

Generally, all loans with balances of $100 thousand or less are considered within homogeneous pools and are not individually evaluated for impairment. However, individual loans with balances of $100 thousand or less are individually evaluated for impairment if that loan is part of a larger impaired loan relationship or the loan is a TDR.

Impaired loans, or portions thereof, are charged-off upon determination that all or a portion of the loan balance is uncollectible and exceeds the fair value of the collateral. A loan is considered uncollectible when the borrower is delinquent with respect to principal or interest repayment and it is unlikely that the borrower will have the ability to pay the debt in a timely manner, collateral value is insufficient to cover the outstanding indebtedness and the guarantors (if applicable) do not provide adequate support for the loan.

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

The ALLL consists of primarily of two components, a specific component and a general component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows or the fair value of the collateral is lower than its carrying value for loans that are collateral dependent. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. As previously mentioned, loans relationships with an aggregate balance greater than $100 thousand that are rated substandard and on nonaccrual status are included in impaired loans. Based on its evaluation, management may establish an unallocated component for a respective loan segment (as discussed below) when the actual historical loss experience for that loan segment results in an overall negative historical loss factor.

When establishing the ALLL, management categorizes loans into the following loan segments that are based generally on the nature of the collateral and basis of repayment. These risk characteristics of the Company’s loan segments are as follows:

Construction, Land Acquisition and Development loans - These loans consist of loans secured by real estate, with the purpose of constructing one- to four-family homes, residential developments and various commercial properties including, shopping centers, office complexes and single-purpose, owner-occupied structures. Additionally, loans in this category include loans for land acquisition, secured by raw land. The Company’s construction program offers either short-term, interest-only loans that require the borrower to pay interest only during the construction phase with a balloon payment of the principal outstanding at the end of the construction period or interest only during construction with a conversion to amortizing principal and interest when the construction is complete. Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%. Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value. Construction loans generally yield a higher interest rate than other mortgage loans but also carry more risk.

Commercial Real Estate Loans - These loans represent the largest portion of the Company’s total loan portfolio and loans in this portfolio generally carry larger loan balances. The commercial real estate mortgage loan portfolio consists of owner-occupied and non-owner-occupied properties that are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations/ convenience markets, residential care facilities, nursing care facilities, restaurants and multifamily housing. The Company offers commercial real estate loans at various rates and terms that generally do not exceed 20 years. These types of loans are subject to specific loan-to-value guidelines prior to the time of closing. The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 80%. Commercial mortgage loans must also meet specific criteria that include the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed. Potential borrower(s) and guarantor(s) are required to provide the Company with historical and current financial data. As part of the underwriting process for commercial real estate loans, management performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project in addition to considering the borrower’s expertise, credit history, net worth and the value of the underlying property.

Commercial and Industrial Loans - The Company offers commercial loans at various rates and terms to businesses located in its primary market area. The commercial loan portfolio includes lines of credit, dealer floor plan lines, equipment loans, vehicle loans, improvement loans and term loans. These loans generally carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be machinery and equipment, inventory, accounts receivable, vehicles or marketable securities. Generally, a collateral lien is placed on the collateral supporting the loan. In order to reduce the risk associated with these loans, management may attempt to secure real estate as collateral and obtain personal guarantees of the borrower as deemed necessary.

State and Political Subdivision Loans - The Company originates general obligation notes and tax anticipation loans to state and political subdivisions, which are primarily municipalities in the Company’s market area.

Residential Real Estate Loans - The Company offers fixed- and variable-rate one- to four-family residential loans. Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property. The Company will generally require the mortgagee to purchase Private Mortgage Insurance (“PMI”) if the amount of the loan exceeds the 80% loan to value ratio. Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics.The Company may sell loans and retain servicing when warranted by market conditions.

Consumer Loans - Include both secured and unsecured installment loans, personal lines of credit and overdraft protection loans. The Company is also in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. The Company offers home equity loans and home equity lines of credit (“HELOCs”) with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property. Home equity loans have fixed rates of interest and carry terms up to 15 years. HELOCs have adjustable interest rates and are based upon the prime interest rate. Consumer loans are generally smaller in size and exhibit homogeneous characteristics.

Liability for Off-Balance-Sheet Credit-Related Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit, unused portions of lines of credit, including revolving HELOCs, and letters of credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. In order to provide for probable losses inherent in these instruments, the Company records a reserve for unfunded commitments, included in other liabilities on the consolidated statements of financial condition, with the offsetting expense recorded in other operating expenses in the consolidated statements of income.

Mortgage Banking Activities and Servicing

Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or fair value determined on an individual loan basis. Net unrealized losses are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan. Net gains on the sale of residential mortgage loans for the years ended December 31, 2015, 2014 and 2013 were $292 thousand, $292 thousand and $362 thousand, respectively. Loans held for sale are generally sold with loan servicing rights retained by the Company. At December 31, 2015 and 2014, loans held for sale amounted to $683 thousand and $603 thousand, respectively.

Mortgage servicing rights are recorded at fair value upon sale of the loan and reported in other assets on the consolidated statements of financial condition. Mortgage servicing rights are amortized in proportion to and over the period during which estimated servicing income will be received.

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

Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If management later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operations or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of a property through foreclosure or deed in-lieu of foreclosure, any write-down to fair value less estimated selling costs is charged to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion is transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition or transfer, valuations of properties are periodically performed by management and the assets are carried at the lower of cost basis or fair value less estimated cost to sell. Any subsequent reduction in value of an OREO property is recognized by a write-down included in non-interest expense. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale. Costs relating to the development and improvement of the OREO properties may be capitalized, while holding period costs such as real estate taxes and maintenance and repairs are charged to expense as incurred.

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

Buildings and improvements (in years)	10	to	40
Furniture, fixtures and equipment (in years)	3	to	15
Leasehold improvements (in years)	2	to	39

Intangible Assets

Intangible assets consist entirely of a core deposit intangible which arose in connection with the acquisition of the Company’s Honesdale branch. The core deposit intangible is amortized over an estimated useful life of 10 years.

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

The Company files a consolidated Federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with the Company as if it would have filed on a separate return basis. Interest and penalties, if any, as a result of a taxing authority examinations and recognized within non-interest expense. The Company is not currently subject to an audit by any of its tax authorities and with limited exception is no longer subject to federal and state income tax examinations by taxing authorities for years before 2012.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2015 and 2014.

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

Stock-Based Compensation

The Company is required to measure and record compensation expense for stock-based payments based on the instrument’s fair value on the date of the grant.The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of shares of restricted stock awarded under the Long Term Incentive Compensation Plan (“LTIP”) is determined using an average of the high and low prices for the Company’s common stock for the 10 days preceding the grant date. The fair value of shares of stock granted under Employee Stock Grant Plans is determined using the closing price of the Company’s common stock on the grant date. Stock-based compensation expense for stock options and restricted stock is recognized ratably over the vesting period. Stock-based compensation expense for shares of stock awarded under the Employee Stock Grant Plan is recognized on the grant date.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of the Company. The Company purchased the insurance as a tax-deferred investment and future source of funding for the Company’s liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income, and are not subject to income taxes unless surrendered. The Company does not intend to surrender these policies and, accordingly, no deferred taxes have been recorded on the earnings from these policies. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $101 thousand and $97 thousand at December 31, 2015 and 2014, respectively, and is reflected in “Other Liabilities” on the consolidated statements of financial condition.

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

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of the Company.

ASU 2016-02, Leases (Topic 842): “Leases” will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public entities. Accordingly, the Company will adopt this guidance on January 1, 2019, and is currently evaluating the effect this guidance may have on its operating results or financial position.

Reclassification of Prior Year Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no impact on the Company’s results of operations.

Note 3. RESTRICTED CASH BALANCES

The Company is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation periods which included December 31, 2015 and 2014 were $1.0 million and $1.4 million, respectively. The Company satisfied the required reserve balances through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

In addition, the Company maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2015 and 2014, the amount of these balances was $173 thousand and $306 thousand, respectively.

Note 4. SECURITIES

  The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s securities at December 31, 2015 and 2014:

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$43,787	$256	$-	$44,043
Obligations of state and political subdivisions	75,401	428	422	75,407
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	22,162	116	9	22,269
Collateralized mortgage obligations - commercial	89,900	124	601	89,423
Residential mortgage-backed securities	18,201	58	161	18,098
Corporate debt securities	500	-	77	423
Negotiable certificates of deposit	3,173	-	11	3,162
Equity securities	1,010	-	62	948
Total available-for-sale securities	$254,134	$982	$1,343	$253,773

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$29,246	$77	$47	$29,276
Obligations of state and political subdivisions	23,132	1,380	3	24,509
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	26,129	103	1	26,231
Collateralized mortgage obligations - commercial	61,017	492	253	61,256
Residential mortgage-backed securities	73,998	441	341	74,098
Corporate debt securities	500	-	80	420
Negotiable certificates of deposit	2,232	-	-	2,232
Equity securities	1,010	-	43	967
Total available-for-sale securities	$217,264	$2,493	$768	$218,989

Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2015 or 2014.

The following table shows the amortized cost and approximate fair value of the Company’s available-for-sale debt securities at December 31, 2015 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2015
	Available-for-Sale
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$-	$-
One year through five years	31,156	31,249
After five years through ten years	89,490	89,612
After ten years	2,215	2,174
Collateralized mortgage obligations	112,062	111,692
Residential mortgage-backed securities	18,201	18,098
Total	$253,124	$252,825

The following table presents the gross proceeds received and gross realized gains and losses on sales of available-for-sale and held-to-maturity securities for each of the three years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Available-for-sale:
Gross proceeds received	$88,658	$111,243	$53,787
Gross realized gains	2,325	6,272	3,295
Gross realized losses	(29)	-	(408)

Held-to-maturity:
Gross proceeds received	$-	$2,686	$-
Gross realized gains	-	368	-
Gross realized losses	-	-	-

The Company sold its entire held-to-maturity portfolio consisting of four obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million during the year ended December 31, 2014. The four securities were tax-exempt, zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit and concentration risk in the investment portfolio, and as part of tax planning strategies aimed at reducing tax-exempt interest income. Since the held-to-maturity securities were sold for for reasons other than those permitted under GAAP, the Company did not classify any securities as held-to-maturity in 2014 and 2015.

The following tables present the number of, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	December 31, 2015
	Less than 12 Months			12 Months or Greater			Total
(dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Obligantions of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	31	33,022	419	1	264	3	32	33,286	422
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	5,738	9	-	-	-	4	5,738	9
Collateralized mortgage obligations - commercial	16	67,969	601	-	-	-	16	67,969	601
Residential mortgage-backed securities	7	16,779	161	-	-	-	7	16,779	161
Corporate debt securities	-	-	-	1	423	77	1	423	77
Negotiable certificates of deposit	12	2,913	11	-	-	-	12	2,913	11
Equity securities	-	-	-	1	938	62	1	938	62
Total	70	$126,421	$1,201	3	$1,625	$142	73	$128,046	$1,343

	December 31, 2014
	Less than 12 Months			12 Months or Greater			Total
(dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	2	$9,513	$47	-	$-	$-	2	$9,513	$47
Obligations of state and policitical subdivisions	-	-	-	1	254	3	1	254	3
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	1	653	1	-	-	-	1	653	1
Collateralized mortgage obligations - commercial	7	32,513	105	3	8,693	148	10	41,206	253
Residential mortgage-backed securities	3	16,659	56	6	37,619	285	9	54,278	341
Corporate debt securities	-	-	-	1	420	80	1	420	80
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity Securities	-	-	-	1	957	43	1	957	43
Total	13	$59,338	$209	12	$47,943	$559	25	$107,281	$768

Management evaluates individual securities in an unrealized loss position quarterly for OTTI. As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any credit deterioration of the issuer, whether or not management intends to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost.

There were 73 securities in an unrealized loss position at December 31, 2015 including 27 securities issued by a U.S. government or government-sponsored agency, 32 obligations of state and political subdivisions, 12 negotiable certificates of deposit, 1 corporate bond and 1 equity security. Management performed a review of the fair values of all securities in an unrealized loss position as of December 31, 2015 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or other events or circumstances that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2015. The Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at December 31, 2015.

Investments in FHLB of Pittsburgh and FRB stock, which have limited marketability, are carried at cost and totaled $7.7 million and $4.2 million at December 31, 2015 and 2014, respectively. FRB Stock of $1.3 million is included in Other Assets at December 31, 2015 and 2014. Management noted no indicators of impairment for the FHLB of Pittsburgh and the FRB of Philadelphia stock at December 31, 2015 and 2014.

Note 5. LOANS

The following table summarizes loans receivable, net, by category at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Residential real estate	$130,696	$122,832
Commercial real estate	245,198	233,473
Construction, land acquisition and development	30,843	18,835
Commercial and industrial	149,826	132,057
Consumer	128,533	122,092
State and political subdivisions	46,056	40,205
Total loans, gross	731,152	669,494
Unearned income	(98)	(98)
Net deferred loan costs	2,662	871
Allowance for loan and lease losses	(8,790)	(11,520)
Loans, net	$724,926	$658,747

The Company has granted loans, letters of credit and lines of credit to certain executive officers and directors of the Company as well as to certain related parties of executive officers and directors. For more information about related party transactions, refer to Note 14 – “Related Party Transactions” to these consolidated financial statements.

For information about credit concentrations within the Company’s loan portfolio, refer to Note 15 – “Commitments, Contingencies and Concentrations” to these consolidated financial statements.

The Company originates one- to four-family mortgage loans for sale in the secondary market. During the years ended December 31, 2015, 2014 and 2013, the Company sold $7.9 million, $8.3 million and $12.6 million of one- to four-family mortgages, respectively. The Company retains servicing rights on these mortgages. The Company had $683 thousand and $603 thousand in loans held-for-sale at December 31, 2015 and 2014, respectively. All loans held for sale are one- to four-family residential mortgage loans.

The Company sold all of its education loans, which are categorized as consumer loans, to a third party during the year ended December 31, 2014. The education loans had a recorded investment of $2.6 million at the time of sale. The Company recognized a loss of $13 thousand upon the sale of these loans which is included in non-interest income for the year ended December 31, 2014.

The Company sold one performing classified commercial real estate loan and five non-performing classified one- to four-family residential mortgage loans during the year ended December 31, 2013. The loans had an aggregate recorded investment of $3.5 million at the time of sale, net of charge-offs recorded. The Company recognized a loss of $223 thousand upon the sale of these loans which was included in non-interest income in 2013. The Company did not sell any performing or non-performing classified loans in 2015 or 2014.

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

(2)

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The Company divides its portfolio into loan segments for loans exhibiting similar characteristics. Loans rated special mention or substandard and accruing, which are embedded in these loan segments, are then separated from these loan segments, as these loans are subject to an analysis that emphasizes the credit risk associated with these specific loans. The Company applies an estimated loss rate to each loan segment. The loss rates applied to each loan segment are based on the Company’s own historical loss experience for each respective loan segment. In addition, management evaluates and applies certain qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical experience, which are discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on the Company’s operating results or financial condition.

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

Each quarter, management evaluates the ALLL and adjusts the ALLL as appropriate through a provision or credit for loan losses. While the Company uses the best information available to make evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of its examination process, bank regulators periodically review the Company’s ALLL. These regulators may require the Company to adjust the ALLL based on its analysis of information available to it at the time of its examination.

Based on its evaluation of the ALLL, management established an unallocated reserve of $74 thousand and $45 thousand at December 31, 2015 and 2014, respectively. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment. These loan rates are based on the Company’s actual historical loss experience for the previous twelve consecutive quarters, which have resulted in overall negative historical loss factors and consequently negative provisions for the commercial and industrial loan segment at December 31, 2015 and the construction, land acquisition and development loan segment at December 31, 2014. Based on the risk characteristics inherent in these segments of the portfolio, management reversed the negative provision and established the unallocated reserves.

The following table summarizes the activity in the ALLL by loan category for the years ended December 31, 2015, 2014 and 2013:

Allowance for Loan and Lease Losses by Loan Category

December 31, 2015

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:

Beginning balance, January 1, 2015	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520
Charge-offs	(139)	(912)	(688)	(180)	(716)	-	-	(2,635)
Recoveries	58	307	-	400	485	-	-	1,250
Provisions (credits)	(358)	(712)	876	(1,119)	52	(113)	29	(1,345)
Ending balance, December 31, 2015	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790

Ending balance, December 31, 2015:
Individually evaluated for impairment	$92	$287	$1	$-	$1	$-	$-	$381

Ending balance, December 31, 2015:
Collectively evaluated for impairment	$1,241	$3,059	$852	$1,205	$1,493	$485	$74	$8,409

Loans receivable:

Ending balance, December 31, 2015	$130,696	$245,198	$30,843	$149,826	$128,533	$46,056	$-	$731,152

Ending balance, December 31, 2015:
Individually evaluated for impairment	$2,930	$3,831	$646	$203	$351	$-	$-	$7,961

Ending balance, December 31, 2015:
Collectively evaluated for impairment	$127,766	$241,367	$30,197	$149,623	$128,182	$46,056	$-	$723,191

Allowance for Loan and Lease Losses by Loan Category

December 31, 2014

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:

Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$-	$14,017
Charge-offs	(204)	-	(45)	(217)	(922)	-	-	(1,388)
Recoveries	90	362	3,538	262	508	-	-	4,760
Provisions (credits)	(401)	(1,716)	(3,752)	(262)	298	(81)	45	(5,869)
Ending balance, December 31, 2014	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520

Ending balance, December 31, 2014:
Individually evaluated for impairment	$51	$331	$1	$-	$1	$-	$-	$384

Ending balance, December 31, 2014:
Collectively evaluated for impairment	$1,721	$4,332	$664	$2,104	$1,672	$598	$45	$11,136

Loans receivable:

Ending balance, December 31, 2014	$122,832	$233,473	$18,835	$132,057	$122,092	$40,205	$-	$669,494

Ending balance, December 31, 2014:
Individually evaluated for impairment	$2,487	$6,660	$256	$32	$361	$-	$-	$9,796

Ending balance, December 31, 2014:
Collectively evaluated for impairment	$120,345	$226,813	$18,579	$132,025	$121,731	$40,205	$-	$659,698

Allowance for Loan and Lease Losses by Loan Category

December 31, 2014

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:

Beginning balance, January 1, 2013	$1,764	$8,062	$2,162	$4,167	$1,708	$673	$-	$18,536
Charge-offs	(664)	(65)	(179)	(341)	(655)	-	-	(1,904)
Recoveries	343	879	130	1,853	450	-	-	3,655
Provisions (credits)	844	(2,859)	(1,189)	(3,358)	286	6	-	(6,270)
Ending balance, December 31, 2013	$2,287	$6,017	$924	$2,321	$1,789	$679	$-	$14,017

Ending balance, December 31, 2013:
Individually evaluated for impairment	$12	$296	$1	$-	$1	$-	$-	$310

Ending balance, December 31, 2013:
Collectively evaluated for impairment	$2,275	$5,721	$923	$2,321	$1,788	$679	$-	$13,707

Loans receivable:

Ending balance, December 31, 2013	$114,925	$218,524	$24,382	$127,021	$118,645	$39,875	$-	$643,372

Ending balance, December 31, 2013:
Individually evaluated for impairment	$1,985	$6,626	$306	$-	$316	$-	$-	$9,233

Ending balance, December 31, 2013:
Collectively evaluated for impairment	$112,940	$211,898	$24,076	$127,021	$118,329	$39,875	$-	$634,139

Credit Quality Indicators – Commercial Loans

Management continuously monitors the credit quality of the Company’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of the Company’s loan receivables.

The Company’s commercial loan classification and credit grading processes are part of the lending, underwriting, and credit administration functions to ensure an ongoing assessment of credit quality. The Company’s formal loan classification and credit grading system reflects the risk of default and credit losses. A written description of the risk ratings is maintained that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The process identifies groups of loans that warrant the special attention of management. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the Board with periodic reports by risk category. Accurate and timely loan classification and credit grading is a critical component of loan portfolio management. Loan officers are required to review their loan portfolio risk ratings regularly for accuracy.

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

The Company’s loan rating system assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial and industrial loans include commercial indirect auto loans which are not individually risk rated, and construction, land acquisition and development loans include residential construction loans which are also not individually risk rated. These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators – Other Loans” below. The Company risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using its credit grading system as described in “Credit Quality Indicators – Commercial Loans.” The grading system contains the following basic risk categories:

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at December 31, 2015 and 2014:

Credit Quality Indicators

December 31, 2015

	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$21,018	$449	$984	$-	$-	$22,451	$107,204	$1,041	$108,245	$130,696
Commercial real estate	225,850	11,356	7,992	-	-	245,198	-	-	-	245,198
Construction, land acquisition and development	23,946	358	5,137	-	-	29,441	1,402	-	1,402	30,843
Commercial and industrial	142,242	595	2,209	-	-	145,046	4,775	5	4,780	149,826
Consumer	2,747	9	39	-	-	2,795	125,392	346	125,738	128,533
State and political subdivisions	45,464	120	472	-	-	46,056	-	-	-	46,056
Total	$461,267	$12,887	$16,833	$-	$-	$490,987	$238,773	$1,392	$240,165	$731,152

Credit Quality Indicators

December 31, 2014

	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$19,892	$451	$1,077	$-	$-	$21,420	$100,576	$836	$101,412	$122,832
Commercial real estate	204,252	13,217	16,004	-	-	233,473	-	-	-	233,473
Construction, land acquisition and development	10,910	1,423	5,566	-	-	17,899	936	-	936	18,835
Commercial and industrial	122,261	1,962	2,397	-	-	126,620	5,437	-	5,437	132,057
Consumer	3,414	-	125	-	-	3,539	118,377	176	118,553	122,092
State and political subdivisions	38,685	925	595	-	-	40,205	-	-	-	40,205
Total	$399,414	$17,978	$25,764	$-	$-	$443,156	$225,326	$1,012	$226,338	$669,494

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $3.8 million and $5.5 million at December 31, 2015 and 2014, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at December 31, 2015 and 2014.

The following tables present the delinquency status of past due and non-accrual loans at December 31, 2015 and 2014:

	December 31, 2015
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$129,206	$51	$225	$-	$129,482
Commercial real estate	243,168	53	286	-	243,507
Construction, land acquisition and development	30,475	26	-	-	30,501
Total real estate	402,849	130	511	-	403,490

Commercial and industrial	149,329	236	66	-	149,631

Consumer	126,760	994	433	-	128,187

State and political subdivisions	46,056	-	-	-	46,056
Total performing (accruing) loans	724,994	1,360	1,010	-	727,364

Non-accrual loans:
Real estate:
Residential real estate	923	99	44	148	1,214
Commercial real estate	1,576	-	115	-	1,691
Construction, land acquisition and development	342	-	-	-	342
Total real estate	2,841	99	159	148	3,247

Commercial and industrial	98	-	-	97	195

Consumer	69	21	3	253	346

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	3,008	120	162	498	3,788

Total loans receivable	$728,002	$1,480	$1,172	$498	$731,152

	December 31, 2014
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$121,407	$420	$-	$-	$121,827
Commercial real estate	229,207	136	-	-	229,343
Construction, land acquisition and development	18,740	-	95	-	18,835
Total real estate	369,354	556	95	-	370,005

Commercial and industrial	131,621	90	135	-	131,846

Consumer	120,204	1,334	378	-	121,916

State and political subdivisions	40,205	-	-	-	40,205
Total peforming (accruing) loans	661,384	1,980	608	-	663,972

Non-accrual loans:
Real estate:
Residential real estate	495	99	17	394	1,005
Commercial real estate	288	3,628	19	195	4,130
Construction, land acquisition and development	-	-	-	-	-
Total real estate	783	3,727	36	589	5,135

Commercial and industrial	55	-	52	104	211

Consumer	42	-	58	76	176

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	880	3,727	146	769	5,522

Total loans receivable	$662,264	$5,707	$754	$769	$669,494

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for the Company’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2015 and 2014. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.8 million and $1.0 million at December 31, 2015 and 2014, respectively.

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,042	$1,138	$-
Commercial real estate	1,850	2,868	-
Construction, land acquisition and development	470	844	-
Total real estate	3,362	4,850	-

Commercial and industrial	124	156	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,486	5,006	-

With a related allowance recorded:
Real estate:
Residential real estate	1,888	1,888	92
Commercial real estate	1,981	1,981	287
Construction, land acquisition and development	176	176	1
Total real estate	4,045	4,045	380

Commercial and industrial	79	79	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,475	4,475	381

Total of impaired loans
Real estate:
Residential real estate	2,930	3,026	92
Commercial real estate	3,831	4,849	287
Construction, land acquisition and development	646	1,020	1
Total real estate	7,407	8,895	380

Commercial and industrial	203	235	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans	$7,961	$9,481	$381

	December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$385	$410	$-
Commercial real estate	4,401	5,024	-
Construction, land acquisition and development	68	68	-
Total real estate	4,854	5,502	-

Commercial and industrial	32	59	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	4,886	5,561	-

With a related allowance recorded:
Real estate:
Residential real estate	2,102	2,137	51
Commercial real estate	2,259	2,259	331
Construction, land acquisition and development	188	188	1
Total real estate	4,549	4,584	383

Commercial and industrial	-	-	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,910	4,945	384

Total of impaired loans
Real estate:
Residential real estate	2,487	2,547	51
Commercial real estate	6,660	7,283	331
Construction, land acquisition and development	256	256	1
Total real estate	9,403	10,086	383

Commercial and industrial	32	59	-

Consumer	361	361	1

State and political subdivisions	-	-	-
Total impaired loans	$9,796	$10,506	$384

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100,000 and TDRs, amounted to $8.0 million and $9.8 million at December 31, 2015 and 2014, respectively. The related allowance on impaired loans was $0.4 million at both December 31, 2015 and 2014.

The following table presents the average balance and the interest income recognized on impaired loans for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$3,157	$121	$2,226	$91	$2,301	$22
Commercial real estate	6,830	106	6,616	118	10,004	313
Construction, land acquisition and development	570	18	284	15	761	28
Total real estate	10,557	245	9,126	224	13,066	363

Commercial and industrial	174	2	76	-	-	-

Consumer	356	11	343	11	79	3

State and political subdivisions	-	-	-	-	-	-

Total impaired loans	$11,087	$258	$9,545	$235	$13,145	$366

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $0.4 million for each of the years ended December 31, 2015 and 2014, and $0.6 million for the year ended December 31, 2013.

Troubled Debt Restructured Loans

TDRs at December 31, 2015 and 2014 were $5.8 million and $9.0 million, respectively. Accruing and non-accruing TDRs were $5.0 million and $0.8 million, respectively at December 31, 2015 and $5.3 million and $3.7 million, respectively at December 31, 2014. Approximately $295 thousand and $346 thousand in specific reserves have been established for TDRs as of December 31, 2015 and 2014, respectively. The Bank was not committed to lend additional funds to any loan classified as a TDR at December 31, 2015 and 2014.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs during the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	5	$810	$827	12	$780	$862
Commercial real estate	1	1,654	742	4	238	238
Construction, land acquisition and development	1	96	96	-	-	-
Commercial and industrial	1	79	79	-	-	-
Consumer	-	-	-	2	182	187
State and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	8	$2,639	$1,744	18	$1,200	$1,287

The TDRs described above increased the allowance for loan losses by $2 thousand and $4 thousand through allocation of a specific reserve for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, there was one commercial real estate loan that was modified with a recorded investment prior to modification of $1.7 million. Pursuant to the modification, management conducted an analysis and determined that there was impairment on the loan. Accordingly, the Company recorded a $912 thousand partial charge-off related to this loan. Charge-offs that resulted from the TDRs described above during the year ended December 31, 2015 totaled $912 thousand. There were no charge-offs that resulted from the TDRs described above during the year ended December 31, 2014.

The following table shows the pre-modification recorded investment of loans modified as TDRs stratified by type of modification made during the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications
Type of modification:
Residential real estate	$710	$100	$-	$-	$810
Commercial real estate	-	-	-	1,654	1,654
Construction, land acquisition and development	96	-	-	-	96
Commercial and industrial	-	-	-	79	79
Consumer	-	-	-	-	-
State and political subdivisions	-	-	-	-	-
Total modifications	$806	$100	$-	$1,733	$2,639

	For the Year Ended December 31, 2014
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications
Type of modification:
Residential real estate	$263	$339	$35	$225	$862
Commercial real estate	238	-	-	-	238
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	135	52	-	-	187
State and political subdivisions	-	-	-	-	-
Total modifications	$636	$391	$35	$225	$1,287

During the years ended December 31, 2015 and 2014 there were no TDRs which re-defaulted (defined as past due 90 days) that were restructured within the twelve months prior to such redefault.

As of December 31, 2015, there were four TDRs with a recorded investment of $188 thousand that were delinquent between 30 and 89 days. There was one TDR with a recorded investment of $3.5 million that re-defaulted during the year ended December 31, 2015. The re-default did not occur within one year of the original modification. During the fourth quarter of 2015, the TDR was foreclosed upon and transferred to OREO.

Note 6. OTHER REAL ESTATE OWNED

The following table presents the composition of OREO at December 31, 2015 and 2014:

	December 31, 2015
(in thousands)	2015	2014
Land / lots	$785	$1,287
Commercial real estate	2,342	941
Residential real estate	27	27
Total other real estate owned	$3,154	$2,255

The following table presents the activity in OREO for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Balance, beginning of year	$2,255	$4,246	$3,983
Property foreclosures	1,717	13	255
Bank premises transferred to OREO	-	1,749	1,819
Valuation adjustments	(208)	(2,200)	(223)
Carrying value of OREO sold	(610)	(1,553)	(1,588)
Balance, end of year	$3,154	$2,255	$4,246

The following table presents the components of net expense of OREO for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Insurance	$86	$96	$147
Legal fees	38	55	131
Maintenance	5	17	37
Professional fees	6	85	35
Real estate taxes	38	144	122
Utilities	15	8	6
Other	5	14	45
Valuation adjustments	208	2,200	223
Total expense	401	2,619	746
Income from the operation of foreclosed properties	(1)	(50)	(27)
Net expense of OREO	$400	$2,569	$719

The Company recorded net gains on the sale of properties held in OREO of $162 thousand in 2015, $209 thousand in 2014 and $135 thousand in 2013.

There were three consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $340 thousand that were in the process of foreclosure at December 31, 2015. There were three residential properties with a fair value less cost to sell of $162 thousand that were foreclosed upon during the year ended December 31, 2015. There were two residential properties with an aggregate carrying value of $41 thousand and one residential property with a carrying value of $27 thousand included in OREO at December 31, 2015 and 2014, respectively.

Note 7. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Land	$2,731	$2,711
Buildings and improvements	7,406	7,187
Furniture, fixtures and equipment	12,674	11,638
Leasehold improvements	5,007	4,985
Total	27,818	26,521
Accumulated depreciation	(16,625)	(15,518)
Net	$11,193	$11,003

Depreciation and amortization expense amounted to $1.2 million for the year ended December 31, 2015 and $1.3 million for each of the years ended December 31, 2014 and 2013.

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

Note 8. SERVICING

The Company originates one- to four-family residential loans that it sells in the secondary market. Servicing of these loans is retained by the Company. Loans serviced for others are not included in the accompanying consolidated statements of financial condition, but the related servicing income and expenses are recognized in the consolidated statements of income. In 2015, 2014 and 2013 the Company also serviced a pool of automobile loans that it sold in 2010. The balance of these loans had been entirely repaid in 2015. The unpaid balances of mortgage and other loans serviced for others were $110.7 million, $122.2 million and $130.5 million at December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, substantially all of the loans serviced for others were performing in accordance with their contractual terms.

The following table summarizes the activity pertaining to mortgage servicing rights for the years ended December 31, 2015, 2014 and 2013. Mortgage servicing rights are included in other assets in the consolidated statements of financial condition.

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Balance, beginning of year	$333	$529	$675
Mortgage servicing rights capitalized	82	77	119
Amortization	(175)	(273)	(265)
Balance, end of year	$240	$333	$529

The fair value of all servicing assets was $880 thousand and $898 thousand at December 31, 2015 and 2014, respectively.  Fair value has been determined using discount rates ranging from 2.75% to 8.34% and prepayment speeds ranging from 113% to 369% derived from the Public Securities Association (“PSA”) standard prepayment model, depending upon the stratification of the specific right.  Based upon this fair value, management has determined that no valuation allowance associated with these mortgage servicing rights is necessary at December 31, 2015 and 2014.

Note 9. INTANGIBLE ASSETS

Intangible assets consist entirely of a core deposit premium acquired in connection with the purchase of the Honesdale branch in 2006. The core deposit intangible is being amortized, using the straight-line method over the useful life of 10 years. Management reviews the core deposit intangible at least annually for potential impairment. Management’s evaluation at December 31, 2015 and 2014 indicated that there was no impairment to the core deposit intangible.

The following table summarizes core deposit intangible assets at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Gross carrying amount	$1,650	$1,650
Accumulated amortization	(1,513)	(1,348)
Net carrying amount	$137	$302

Amortization expense on core deposit intangible assets totaled $165 thousand in each of the three years ended 2015, 2014 and 2013. Amortization expense on core deposit intangible assets with finite useful lives is expected to total $137 thousand for 2016 at which time it will be fully amortized.

Note 10. DEPOSITS

The following table summarizes deposits at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Demand (non-interest bearing)	$154,531	$124,064
Interest-bearing:
Interest-bearing demand	364,303	345,679
Savings	92,890	89,489
Time ($250,000 and over)	68,155	112,044
Other time	141,667	124,060
Total interest-bearing	667,015	671,272
Total deposits	$821,546	$795,336

The aggregate amount of deposits reclassified as loans was $69 thousand at December 31, 2015 and $136 thousand at December 31, 2014. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2015 and 2014, no deposits were received on terms other than those available in the normal course of business.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2015:

	Time Deposits
	$250,000	Other
(in thousands)	and Over	Time Deposits	Total
2016	$54,102	$101,412	$155,514
2017	7,477	20,991	28,468
2018	3,137	9,071	12,208
2019	1,248	3,809	5,057
2020	2,191	6,284	8,475
2021 and thereafter	-	100	100
Total	$68,155	$141,667	$209,822

Investment securities with a carrying value of $252.4 million and $217.6 million at December 31, 2015 and 2014, respectively, were pledged to collateralize certain municipal deposits.

Note 11. BORROWED FUNDS/SUBSEQUENT EVENTS

The following table summarizes the components of borrowed funds at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Federal Home Loan Bank of Pittsburgh advances - overnight	$60,500	$-
Federal Home Loan Bank of Pittsburgh advances - term	75,302	61,194
Subordinated debentures	14,000	25,000
Junior subordinated debentures	10,310	10,310
Total	$160,112	$96,504

The Company may also utilize short-term Federal funds purchased which represent overnight borrowings providing for the short-term funding requirements of the Bank and generally mature within one business day of the transaction. Federal Reserve Discount Window borrowings also represent overnight funding to meet the short-term liquidity requirements of the Bank and are fully collateralized with investment securities. Other than testing its availability for contingency funding planning purposes, the Company did not purchase Federal funds or borrow from the Federal Reserve Discount Window during the year ended December 31, 2015.

The following table presents borrowed funds by their maturity dates at December 31, 2015:

	December 31, 2015
(in thousands)	Amount	Weighted Average Interest Rate
Within one year	$114,423	0.39%
After one year but within two years	14,000	1.92%
After two years but within three years	10,000	2.77%
After three years but within four years	11,379	3.28%
After four years but within five years	-	0.00%
After five years	10,310	1.91%
Total	$160,112	0.98%

The FHLB of Pittsburgh overnight advances of $60.5 million, and term borrowings of $75.3 million, consisting of fixed-rate advances having original maturities between nine months and fifteen years, are collateralized under a blanket pledge agreement. Loans of $377.5 million and $378.9 million, at December 31, 2015 and 2014, respectively, were pledged to collateralize FHLB advances under this agreement. In addition, the Company is required to purchase FHLB stock based upon the amount of advances outstanding. The Company was in compliance with this requirement, having a stock investment in FHLB of Pittsburgh of $6.3 million at December 31, 2015.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2015 and 2014 was $160.1 million and $122.7 million, respectively.

On December 14, 2006, the Issuing Trust issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. The Company owns 100.0% of the ownership interest in the Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by the Company. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month Libor rate. The average interest rate paid on the Debentures was 1.99% in 2015, 1.93% in 2014, and 1.97% in 2013. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Company had the option to prepay the Trust Securities beginning December 15, 2011. The Company has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. The Company has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in Borrowed Funds in the consolidated statements of financial condition at December 31, 2015 and 2014 under the caption “Junior Subordinated Debentures”. The Company records interest expense on the Debentures in its consolidated statements of income. The Company also records its common stock investment issued by First National Community Statutory Trust I in “Other Assets” in its consolidated statements of financial condition at December 31, 2015 and 2014.

The Company was released from a Written Agreement with the Federal Reserve Bank on September 2, 2015. While the Company was under the Written Agreement, principal and interest payments on the Debentures required written non-objection from the Reserve Bank. Pursuant to the Written Agreement, the Company had been deferring the quarterly interest payments on the Debentures beginning September 14, 2010 and ending on December 15, 2014. During 2014, the Company requested and received non-objection from the Reserve Bank to make a distribution on the Debentures to cure the interest deferral on December 15, 2014, at which time the Company paid all deferred and currently payable accrued interest totaling $884 thousand. Since that date, the Company has continued to make regularly scheduled quarterly interest payments due on the Debentures. At December 31, 2015 and 2014, accrued and unpaid interest associated with the Debentures amounted to $11 thousand and $9 thousand, respectively.

On September 1, 2009, the Company offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the “Notes”). Prior to July 1, 2015, the Notes had a fixed interest rate of 9% per annum. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to the right of the Company to defer such payment. On June 30, 2015, pursuant to approval from all of the Noteholders and the Reserve Bank, the Company amended the original terms of the Notes to reduce the interest rate payable from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. Pursuant to the approved amendment, on June 30, 2015, the Company repaid 44% of the original principal amount, or $11.0 million, of the Notes outstanding to the holders on June 30, 2015, with the remaining $14.0 million in principal to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amounts, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes. The principal balance outstanding for these notes was $14.0 million at December 31, 2015 and $25.0 million at December 31, 2014.

While the Company was under the Written Agreement, principal and interest payments on the Notes required written non-objection from the Reserve Bank. Pursuant to the Written Agreement, the Company had been deferring the quarterly interest payments on the Notes beginning December 1, 2010 and ending on June 1, 2015. Beginning with the September 1, 2015 payment, the Company resumed the regularly scheduled quarterly interest payments and since that date has continued to make the scheduled interest payments going forward. Additionally, on January 27, 2016, the Board of Directors authorized payment on March 1, 2016 of all interest that the Company had previously been deferring on the Notes. The aggregate payment, totaling $11.0 million, includes all deferred interest and interest that is due and payable on March 1, 2016. The accrued and unpaid interest associated with the Notes amounted to $10.9 million and $9.9 million at December 31, 2015 and 2014, respectively.

Note 12. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded. On April 25, 2012, the Board of Directors ratified an amendment to the defined contribution profit sharing plan to include the provisions under section 401(k) of the Internal Revenue Code (“401(k) ”). The 401(k) feature of the plan, which became effective on September 1, 2012, permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. The Company may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Company discretionary matching contributions are determined each year by management. Since September 1, 2012, the Company has been matching 50.0% of employee salary deferrals up to 4.0% for each employee. Effective July 1, 2015, the Company match was changed to 100% of employee salary deferrals up to 2.0% for each employee. Company matching contributions to the 401(k) Plan are funded bi-weekly and are included in salaries and employee benefits expense. Employee salary deferrals vest immediately. Prior to January 1, 2015, Company discretionary contributions began vesting 20.0% each year after two year of credited service with employee participants 100.0% vested after six years of credited service. On February 25, 2015, the Board of Directors approved a change in the vesting schedule of discretionary contributions made by the Company under the Profit Sharing Plan, including the 401(k) feature. The change in the vesting schedule, which was retroactively effective to January 1, 2015, provides that Company contributions will vest 25.0% each year of credited service, with employee participants being 100.0% vested after four years of credited service.

There were no discretionary annual contributions made to the profit sharing plan in 2015, 2014 and 2013. Discretionary matching contributions under the 401(k) feature of the plan totaled $149 thousand, $134 thousand, and $129 thousand in 2015, 2014 and 2013, respectively.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying statements of financial condition, aggregated $3.1 million at December 31, 2015 and $7.2 million at December 31, 2014.

On October 1, 2015, the Bank executed a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future. Participants in the SERP shall have the status of general unsecured creditors of the Bank. SERP expense totaled $130 thousand in 2015.

Note 13. INCOME TAXES

The following table summarizes the current and deferred amounts of the provision for income tax (benefit) expense and the change in valuation allowance for each of the three years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Current	$(75)	$326	$-
Deferred	2,297	3,799	347
Change in valuation allowance	(29,981)	(3,799)	(347)
Income tax (benefit) expense	$(27,759)	$326	$-

The following table presents a reconciliation between the effective income tax expense (benefit) and the income tax expense that would have been provided at the federal statutory tax rate of 34.0% for each of the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Provision at statutory tax rates	$2,748	$4,674	$2,170
Add (deduct):
Tax effects of non-taxable income	(483)	(1,087)	(1,574)
Non-deductible interest expense	11	21	37
Bank-owned life insurance	(192)	(221)	(240)
Change in valuation allowance	(29,981)	(3,799)	(347)
Regulatory penalties	-	570	-
Other items, net	138	168	(46)
Income tax (benefit) provision	$(27,759)	$326	$-

The following table summarizes the components of the net deferred tax asset included in other assets at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Allowance for loan and lease losses	$3,105	$4,073
Deferred compensation	1,171	2,467
Unrealized holding losses on securities available-for-sale	123	-
Other real estate owned valuation	265	486
Deferred intangible assets	1,189	1,360
Employee benefits	258	157
Accrued interest	199	439
AMT tax credits	2,466	2,457
Charitable contribution carryover	355	403
Accrued rent expense	217	182
Accrued vacation	83	58
Accrued legal settlement costs	923	884
Deferred income	96	19
Net operating loss carryover	18,910	17,919
Gross deferred tax assets	29,360	30,904

Deferred loan origination fees	(1,074)	(425)
Unrealized holding gains on securities available-for-sale	-	(586)
Prepaid expenses	(73)	(63)
Depreciation	(51)	(80)
Gross deferred tax liabilities	(1,198)	(1,154)
Net deferred asset before valuation allowance	28,162	29,750
Valuation allowance	(355)	(30,336)
Net deferred tax assets (liabilities)	$27,807	$(586)

As of December 31, 2015, the Company had $55.6 million of net operating loss carryovers resulting in deferred tax assets of $18.9 million. Beginning in 2030, these net operating loss carryovers will expire if not utilized. As of December 31, 2015, the Company also had $1.0 million of charitable contribution carryovers resulting in gross deferred tax assets of $355 thousand. These charitable contribution carryovers will begin to expire after December 31, 2016 if not utilized. In addition, the Company had alternative minimum tax (“AMT”) credit carryovers of $2.5 million as of December 31, 2015 that have an indefinite life. As of December 31, 2014, the Company had carryovers for NOLs, charitable contributions and AMT credits of $52.7 million, $1.2 million and $2.5 million, respectively.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of termporary differences. In assessing the need for a valuation allowance, management carefully weighed both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can objectively verified. In particular, additional scrutiny must be given to deferred tax assets of an entity that is in a cumulative loss position in recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. In line with industry practice, the Company interpreted the term “recent years” to mean the current year and the prior two years based on a rolling twelve quarters and used pre-tax income (loss) adjusted for permanent differences and any non-recurring income, including gains on the sale of securities and a.favorable legal settlement in 2014. While, the Company generated positive pre-tax book income adjusted for permanent differences in 2014 and 2013, it recorded a pre-tax loss in 2012. In addition, the pre-tax book income in 2014 and 2013 included significant non-recurring or non-taxable income, which, when adjusted for, resulted in the Company being in a three-year cumulative loss position at December 31, 2014. Accordingly, based on the analysis of all available positive and negative evidence, management determined that the negative evidence that existed at December 31, 2014 outweighed any positive evidence that existed at that time. Accordingly, management established a valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities.

Management evaluated the carrying amount of the Company’s deferred tax assets at March 31, 2015, June 30, 2015 and September 30, 2015 using pre-tax income (loss) adjusted for permanent differences and non-recurring income on a rolling twelve-quarter basis consistent with its previous evaluations and determined that the Company was in a cumulative three-year loss position at each of the respective quarter ends. Based on each quarterly analysis, management concluded that the negative evidence that existed at each quarter-end outweighed any available positive evidence at those times and determined that the established valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities, should continue to be maintained.

Management performed an evaluation the Company’s deferred tax assets at December 31, 2015 and determined that based on its consistent methodology, the Company was now in a cumulative three-year income position, which it considered to be positive evidence. The Company had sustained significant losses in the fourth quarter of 2012, which at December 31, 2015 were no longer part of this calculation. The negative evidence related to cumulative losses in prior period evaluations no longer existed at December 31, 2015.

In addition, when determining the need for a valuation allowance, the management assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. As part of its assessment, management considered normalization of the Company’s core earnings, scheduling the reversal of existing temporary differences at December 31, 2015 and projections of future core earnings based on known facts at December 31, 2015. Management also incorporated into its assessment certain tax planning strategies recently implemented designed to promote the generation of taxable income. These strategies included: 1) the sale of tax-exempt obligations of states and political subdivisions with fair values greater than book values and redeployment of the sales proceeds into taxable investment options; 2) the sale of lower-yielding taxable securities with fair values greater than book values, and the redeployment of sales proceeds into higher-yielding taxable investment options; and 3) reducing the annual rate paid on the Company’s Notes from 9.0% to 4.5% and making an $11.0 million, or 44.0%, principal prepayment on the Notes.

During 2015, positive evidence continued to build and become more apparent by the end of the year. Specifically, the resolution of costly litigation and release from the Consent Order by the OCC on March 25, 2015 and the Written Agreement by the Reserve Bank on September 2, 2015 has led to an improvement in the Company’s overall risk profile. The Company was notified by the FDIC that effective February 1, 2015, its risk category for FDIC insurance improved from Risk Category II to Risk Category I, which resulted in a decrease in the Company’s initial base assessment rate for deposit insurance from 0.14 basis points to 0.05 basis points. As a result of these developments, the Company has experienced and anticipates further reductions in its non-interest expense levels, specifically legal expense and regulatory assessments. Furthermore, as a result of the improved risk profile, the Company renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates effective July 1, 2015 and accordingly experienced a decrease in insurance expense going forward.

As part of its assessment, management projected future core earnings for years 2016 through 2040. Years 2016, 2017 and 2018 were based on the Company’s annual three-year budget taking into consideration the positive developments and tax planning strategies detailed above. The budget was approved by the Board of Directors in January 2016. For years 2019 through 2040, management used 2018 budgeted core earnings and estimated it to remain flat. Based on these projections the Company is expected to generate future core earnings greater that the total deferred tax assets existing at December 31, 2015, which management considered to be positive evidence. In addition, consistent with accounting guidance in ASC 740, management scheduled the reversal of existing temporary differences at December 31, 2015. This analysis supported the reversal of the valuation allowance established for deferred tax assets at December 31, 2015 except for the valuation allowance established for charitable contribution carryforwards. Management does not believe at the current moment that enough positive evidence exists to remove the valuation allowance associated with charitable contribution carryovers. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT Credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Because the Company is in a net deferred tax asset position, without regard to net operating loss carryovers, the reversal of existing temporary timing differences over the next 5 years makes it more likely than not that a portion of the charitable contribution carryovers will not be recognized. Accordingly, management believes a valuation allowance continues to be appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset.

Based on its evaluation of all available positive and negative evidence that existed at December 31, 2015, management concluded the significant positive evidence outweighed any negative evidence and the valuation allowance established for its deferred tax assets should be reversed, except for the amount established for charitable contribution carryovers.

Note 14. RELATED PARTY TRANSACTIONS

The Company has engaged in and intends to continue to engage in banking and financial transactions in the conduct of its business with directors and the executive officers of the Company and their related parties.

The Company has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of participations sold, as well as repayments during the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
(in thousands)	2015	2014
Balance January 1,	$36,783	$29,301
Additions, new loans and advances	65,411	63,465
Repayments	(48,852)	(55,899)
Other (1)	(690)	(84)
Balance December 31,	$52,652	$36,783

(1) Other represents loans to related parties that ceased being related parties during the year

At December 31, 2015, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Included in related party loans is a commercial line of credit with a company owned by a director with a total aggregate balance outstanding of $11.0 million at December 31, 2015. The Company also sold a participation interest in this line to the same director in the amount of $5.2 million, of which $4.4 million is outstanding. The Company receives a 25 basis point annual servicing fee from this director on the participation balance. At December 31, 2014, the aggregate amount outstanding under the line was $11.7 million and the participation interest sold under this line was $4.7 million.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2015 and 2014 amounted to $106.1 million and $77.4 million, respectively. Interest paid on the deposits amounted to $276 thousand, $97 thousand, and $80 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

In the course of its operations, the Company acquires goods and services from and transacts business with various companies affiliated with related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services and repair of repossessed automobiles for resale The Company recorded payments to related parties for goods and services of $2.1 million, $2.7 million, and $2.6 million in 2015, 2014, and 2013, respectively.

The Notes held by directors and/or their related parties totaled $8.6 million at December 31, 2015 and $9.0 million at December 31, 2014. On June 12, 2015, the Company solicited consent from all existing Noteholders to amend the Notes by reducing the interest rate payable on the Notes from 9.00% to 4.50% effective July 1, 2015, and prepaying 44% of the principal amount outstanding on June 30, 2015. A group of Noteholders holding $14.0 million of the principal balance outstanding on the Notes at June 12, 2015, comprised of both related parties or their interests and non-related parties, offered to purchase the Notes of any Noteholder who did not wish to consent to the amendments. There were seven, non-related party Noteholders, who elected to have their Notes purchased by the group, for a total principal balance of $10.0 million. Of the $10.0 million, $6.4 million was purchased by related parties or their interests. On June 30, 2015, the Company made an $11.0 million principal reduction on the Notes. Total principal payments on Notes held by directors and/or their related parties totaled $6.8 million, of which $6.4 million was used to purchase the Notes referenced above.

For the year ended December 31, 2015, the Company made the quarterly interest payments due on the Notes for the periods of June 1, 2015 through August 31, 2015, and September 1, 2015 through November 30, 2015, totaling $453 thousand, of which $233 thousand was paid to directors and/or their related interests. There was no interest paid to directors on these Notes for the years ended December 31, 2014 or 2013. Interest expense recorded on the Notes to directors and/or their related interests amounted to $606 thousand and $921 thousand for the years ended December 31, 2015 and 2014, respectively. Interest accrued and unpaid on the Notes to directors and/or their related interest totaled $3.9 million and $3.6 million at December 31, 2015 and 2014, respectively.

The following table summarizes the activity related to the Company’s subordinated debt for the year ended December 31, 2015:

	For the Year Ended
	December 31, 2015
(in thousands)	Related Party Subordinated Noteholders	Other Subordinated Noteholders	Total Subordinated Notes Outstanding
Balance, beginning of period,	$9,000	$16,000	$25,000
Assignments	6,429	(6,429)	-
Principal reductions	(6,789)	(4,211)	(11,000)
Balance, end of period	$8,640	$5,360	$14,000

Note 15. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

At December 31, 2015, the Company was obligated under certain non-cancelable leases with initial or remaining terms of one year or more. Minimum future obligations under non-cancelable leases in effect at December 31, 2015 are as follows:

	Minimum Future Lease Payments
	December 31, 2015
(in thousands)	Facilities	Equipment	Total
2016	$535	$50	$585
2017	299	33	332
2018	228	27	255
2019	112	27	139
2020	84	5	89
2021 and thereafter	277	-	277
Total	$1,535	$142	$1,677

Total rental expense under leases amounted to $795 thousand, $660 thousand and $692 thousand in 2015, 2014 and 2013, respectively.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2015 and 2014 are as follows:

	December 31,
(in thousands)	2015	2014
Commitments to extend credit	$170,465	$181,446
Standby letters of credit	22,092	21,364

In order to provide for probable losses inherent in these instruments, the Company recorded reserves for unfunded commitments of $300 thousand and $416 thousand at December 31, 2015 and 2014, respectively, which were included in other liabilities on the consolidated balance sheets.

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

Federal Home Loan Bank — Mortgage Partnership Finance Program

Under a secondary market loan servicing program with the FHLB, the Company, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2015, the Company serviced payments on $7.0 million of first lien residential loan principal under these terms for the FHLB. At December 31, 2015, the maximum obligation for such guarantees by the Company would be approximately $1.0 million if total foreclosure losses on the entire pool of loans exceed approximately $77 thousand. Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. There were no due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2015 or December 31, 2014.

Loan Concentrations: The Company attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $276.0 million, or 37.8% of gross loans at December 31, 2015. Geographic concentrations exist because the Company provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. At December 31, 2015, the Company had commercial real estate and construction, land acquisition and development loans and loan commitments totaling $27.4 million, or 3.7%, of gross loans to customers outside of it primary market area.

The Company considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentrations within the Company’s loan portfolio by industry at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
		% of		% of
(in thousands)	Amount	Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$35,292	4.83%	$33,140	4.95%
Automobile dealers	34,594	4.73%	24,194	3.61%
1-4 family residential investment properties**	18,957	2.59%	12,764	1.91%
Colleges and Universities**	18,540	2.54%	16,680	2.49%
Office complexes/units**	18,487	2.53%	17,249	2.58%
Land subdivision**	12,673	1.73%	15,220	2.27%
Physicians**	10,677	1.46%	13,636	2.04%

** Not a concentration at December 31, 2015. Balance shown is for comparative purposes only.

Litigation

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of the Company (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. The Company was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against the Company and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to the Company on March 28, 2014. The Individual Defendants reserved their rights to indemnification under the Company’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, the Company accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, the Company paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of December 31, 2015 $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants. The Company settled any and all claims it had or may have had against Demetrius & Company, LLC, John Demetrius and Robert L. Rossi & Company in connection with the Shareholder Derivative Suit in 2014.

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

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  On December 17, 2015 the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiff Charles Saxe, II individually and on behalf of all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  On December 17, 2015 the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiffs Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies.

On January 28, 2015, the Company and the SEC entered into a settlement agreement resolving issues related to disclosure and financial reporting and the restatements of the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. As part of this settlement agreement, on January 30, 2015 the Company paid a civil money penalty of $175 thousand to the SEC. The Company accrued for the $175 thousand civil money penalty in its 2014 results of operations.

On February 27, 2015, the Bank reached a comprehensive settlement with the Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the OCC to resolve alleged violations of the Bank Secrecy Act. In order to settle the matter, the Bank consented to an aggregate civil money penalty assessment of $1.5 million which was accrued for at December 31, 2014 and included in non-interest expense for the year ended December 31, 2014. The Company paid the $1.5 million civil money penalty on February 27, 2015.

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

Note 16. STOCK COMPENSATION PLANS/SUBSEQUENT EVENTS

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

No compensation expense related to options under either the Stock Incentive Plan or the Directors’ Stock Plan was required to be recorded in each of the years ended December 31, 2015, 2014, and 2013.

The following table summarizes the status of the Company’s stock option plans:

	For the Years Ended December 31,
	2015		2014		2013

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at the beginning of the year	64,479	$15.87	82,598	$15.98	129,170	$14.26
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(13,733)	18.33	(18,119)	16.37	(46,572)	11.22
Outstanding at the end of the year	50,746	$15.20	64,479	$15.87	82,598	$15.98
Options exercisable at year end	50,746	$15.20	64,479	$15.87	82,598	$15.98
Weighted average fair value of options granted during the year		$-		$-		$-
Stock-based compensation expense		$-		$-		$-

At December 31, 2015, 2014 and 2013 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at December 31, 2015:

			Options Outstanding			Options Excercisable
Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price			Outstanding	Life	Price	Exercisable	Price
$10.81	-	$23.13	50,746	2.23	$15.20	50,746	$15.20

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

On November 25, 2015, the Board of Directors adopted a 2015 Employee Stock Grant Plan (the “2015 Stock Grant Plan”) under which shares of common stock not to exceed 13,550 were authorized to be granted to employees. On November 25, 2015, the Company granted 50 shares of the Company’s common stock to each active full and part time employee. There were 13,300 shares granted under the 2015 Stock Grant Plan at a fair value of $5.15 per share.

The total cost of these grants, which was included in salary expense in the Consolidated Statements of Income, amounted to $68 thousand, $77 thousand and $61 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. No additional shares were granted under these plans.

On October 23, 2013, the Board of Directors adopted a Long Term Incentive Compensation Plan (“LTIP”) that is designed to reward executives and key employees for their contributions to the long-term success of the Company, primarily as measured by the increase in the Company’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. On March 1, 2015, an additional 84,900 shares of restricted stock were awarded under the LTIP. At December 31, 2015, there were 1,070,516 shares of common stock available for award under the LTIP. For the years ended December 31, 2015 and 2014, stock-based compensation expense, which is included in salaries and benefits expense in the Consolidated Statements of Income, totaled $247 thousand and $93 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards at December 31, 2015 and 2014 was $453 thousand and $214 thousand, respectively. On March 1, 2016, an additional 67,600 shares were awarded under the LTIP.

The following table summarizes the activity related to the Company’s unvested restricted stock awards during the year ended December 31, 2015.

	2015		2014
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested unrestricted stock awards at January 1,	45,750	$6.70	-	$-
Awards granted	84,900	5.75	45,750	6.70
Forfeitures	(1,166)	6.70	-	-
Vestings	(16,526)	6.70	-	-
Unvested unrestricted stock awards at December 31,	112,958	$5.99	45,750	$6.70

Note 17.   REGULATORY MATTERS/SUBSEQUENT EVENTS

The Bank was under a Consent Order (the “Order”) from the OCC dated September 1, 2010. On March 25, 2015, after meeting all of the requirements of the Order, the Bank was fully and completely released from the Order. The Company was subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010. On September 8, 2015, the Company was notified by the Reserve Bank that effective September 2, 2015, it had been fully and completely released from the Written Agreement.

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Furthermore, while under the Order and Agreement, the Bank and the Company were previously restricted from paying any dividends without the prior approval of their respective regulators and accordingly did not pay dividends from 2010 through 2015. Subsequent to December 31, 2015, on January 27, 2016, the Company declared a $0.02 per share dividend payable on March 15, 2016 to shareholders of record March 1, 2016.

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

The Regulatory Capital Rules were effective on January 1, 2014; however, the mandatory compliance date for the Company and the Bank as “standardized approach” banking organizations began on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the Regulatory Capital Rules are:

●     a total capital ratio of 8.00% (unchanged from current rules);

●     a Tier I risk-based capital ratio of 6.00% (increased from 4.00%);

●     a new common equity Tier I risk-based capital ratio of 4.50%; and

●     a Tier I capital to average assets (“Tier I leverage rate”) of 4.00% for all institutions.

The Regulatory Capital Rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier I capital and result in the following minimum ratios effective January 1, 2019:

●     a total risk-based capital ratio of 10.50%;

●     a Tier I risk-based capital ratio of 8.50%; and

●     a common equity Tier I risk-based capital ratio of 7.00%.

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

The Company’s and the Bank’s capital positions for risk-based capital purposes at December 31, 2015, 2014 and 2013 are presented in the following table:

	December 31,
(in thousands)	2015	2014	2013
Company:
Tier I common equity	$74,945	N/A	N/A

Tier I capital	74,945	$59,930	$46,165

Tier II capital:
Subordinated notes	9,800	25,000	23,085
Allowable portion of allowance for loan losses	9,090	8,591	8,462
Total tier II capital	18,890	33,591	31,547
Total risk-based capital	$93,835	$93,521	$77,712

Total risk-weighted assets	$795,887	$683,956	$670,894
Total average assets (for Tier 1 leverage ratio)	$1,031,426	$990,346	$980,754

Bank:
Tier I common equity	$100,949	N/A	N/A

Tier I capital	100,949	96,816	81,581

Tier II capital:
Allowable portion of allowance for loan losses	9,090	8,587	8,456
Total tier II capital	9,090	8,587	8,456
Total risk-based capital	$110,039	$105,403	$90,037

Total risk-weighted assets	$795,490	$683,576	$670,416
Total average assets (for Tier 1 leverage ratio)	$1,030,828	$990,407	$980,747

The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at December 31, 2015 and 2014:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio
December 31, 2015

Total capital (to risk-weighted assets)	$93,835	11.79%	$110,039	13.83%	8.00%	10.00%

Tier I capital (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	6.00%	8.00%

Tier I common equity (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	4.50%	6.50%

Tier I capital (to average assets)	74,945	7.27%	100,949	9.79%	4.00%	5.00%

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio
December 31, 2014

Total capital (to risk-weighted assets)	$93,521	13.67%	$105,403	15.42%	8.00%	10.00%

Tier I capital (to risk-weighted assets)	59,930	8.76%	96,816	14.16%	4.00%	6.00%

Tier I common equity (to risk-weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A

Tier I capital (to average assets)	59,930	6.05%	96,816	9.78%	4.00%	5.00%

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

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information (Level 3 inputs), the Company evaluates the appropriateness and quality of each price. The Company reviews the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by the Company or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.

The Company did not own any securities for which fair value was determined using Level 3 inputs at December 31, 2015 or 2014. The Company did own one security issued by a state and political subdivision that was valued using Level 3 inputs during 2014, which was paid off prior to December 31, 2014. This security had a credit rating that was either withdrawn or downgraded by nationally recognized credit rating agencies, and as a result the market for these securities had become inactive. This security was historically priced using level 2 inputs. The credit ratings withdrawal and downgrade resulted in the level of significant other observable inputs for this investment security at the measurement dates. Broker pricing and bid/ask spreads were very limited for this security. The balance of this security at January 1, 2014 was $571 thousand, which was repaid in its entirety during 2014.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present financial assets that are measured at fair value on a recurring basis at December 31, 2015 and 2014, and the fair value hierarchy of the respective valuation techniques utilized by the Company to determine the fair value:

	Fair Value Measurements at December 31, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$44,043	$-	$44,043	$-
Obligations of state and political subdivisions	75,407	-	75,407	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	22,269	-	22,269	-
Collateralized mortgage obligations - commercial	89,423	-	89,423	-
Residential mortgage-backed securities	18,098	-	18,098	-
Corporate debt securities	423	-	423	-
Negotiable certificates of deposit	3,162	-	3,162	-
Equity securities	948	948	-	-
Total available-for-sale securities	$253,773	$948	$252,825	$-

	Fair Value Measurements at December 31, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$29,276	$-	$29,276	$-
Obligations of state and political subdivisions	24,509	-	24,509	-
U.S. government/government-sponsored agency:
Collateralized mortgage obligations - residential	26,231	-	26,231	-
Collateralized mortgage obligations - commercial	61,256	-	61,256	-
Residential mortgage-backed securities	74,098	-	74,098	-
Corporate debt securities	420	-	420	-
Negotiable certificates of deposit	2,232	-	2,232	-
Equity securities	967	967	-	-
Total available-for-sale securities	$218,989	$967	$218,022	$-

There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2015 and 2014.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets that are measured at fair value on a non-recurring basis at December 31, 2015 and 2014, and additional quantitative information about the valuation techniques and inputs utilized by the Company to determine fair value. All assets were measured using Level 3 inputs.

	December 31, 2015
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$718	$124	$594	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	3,757	257	3,500	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	3,104	-	3,104	Appraisal of collateral	Selling costs		10.0%

	December 31, 2014
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$674	$102	$572	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	4,236	282	3,954	Discounted cash flows	Discount rate	2.9%	-	7.5%
Other real estate owned	2,087	-	2,087	Appraisal of collateral	Selling costs		10.0%

The fair value of collateral-dependent impaired loans is determined through independent appraisals or other reasonable offers, which generally include various Level 3 inputs which are not identifiable. Management reduces the appraised value by the estimated costs to sell the property and may make adjustments to the appraised values as necessary to consider any declines in real estate values since the time of the appraisal. For impaired loans that are not collateral-dependent, fair value is determined using the discounted cash flows method. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off. The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

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

The following table summarizes the estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014. The Company discloses fair value information about financial instruments, whether or not recognized in the Statement of Financial Condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	December 31, 2015		December 31, 2014
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$21,083	$21,083	$35,667	$35,667
Securities available for sale	See previous table	253,773	253,773	218,989	218,989
FHLB and FRB Stock	Level 2	7,695	7,695	4,154	4,154
Loans held for sale	Level 2	683	683	603	603
Loans, net	Level 3	724,926	716,412	658,747	659,231
Accrued interest receivable	Level 2	2,475	2,475	2,075	2,075
Mortgage servicing rights	Level 3	240	880	333	898

Financial liabilities
Deposits	Level 2	821,546	798,466	795,336	779,986
Borrowed funds	Level 2	160,112	160,266	96,504	100,020
Accrued interest payable	Level 2	11,165	11,165	10,262	10,262

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

The following table presents the calculation of both basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in thousands, except share data)	2015	2014	2013
Net income	$35,840	$13,420	$6,382

Basic weighted-average number of common shares outstanding	16,499,622	16,472,660	16,458,353
Plus: common share equivalents	-	211	-
Diluted weighted-average number of common shares outstanding	16,499,622	16,472,871	16,458,353

Income per common share:
Basic	$2.17	$0.81	$0.39
Diluted	$2.17	$0.81	$0.39

There were no common share equivalents for the year ended December 31, 2015. For the year ended December 31, 2014, common share equivalents in the table above are related entirely to the incremental shares of unvested restricted stock. Stock options of 50,746 shares, 64,479 shares, and 82,598 shares, respectively for the years ended December 31, 2015, 2014 and 2013 were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of the Company’s common shares during the periods presented. Similarly, the weighted-average stock price for the Company’s common stock for the year ended December 31, 2015 exceeded the fair market value of the restricted stock at the date of grant, therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 20. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss), which is comprised entirely of unrealized gains and losses on available-for-sale securities, for each of the years ended December 31, 2015, 2014 and 2013:

	For the year Ended December 31, 2015
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(2,296)	Net gain on sale of securities
Taxes	781	Income taxes
Net of tax amount	$(1,515)

	For the year Ended December 31, 2014
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(6,272)	Net gain on sale of securities
Taxes	2,132	Income taxes
Net of tax amount	$(4,140)

	For the year Ended December 31, 2013
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Operations
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(2,887)	Net gain on sale of securities
Taxes	982	Income taxes
Net of tax amount	$(1,905)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Balance, January 1,	$1,138	$(3,092)	$6,698
Other comprehensive income (loss) before reclassifications	139	8,370	(7,885)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,515)	(4,140)	(1,905)
Net other comprehensive (loss) income during the period	(1,376)	4,230	(9,790)
Balance, December 31,	$(238)	$1,138	$(3,092)

Note 21. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

The following tables present condensed parent company only financial information:

Condensed Statements of Condition

	December 31,
(in thousands)	2015	2014
Assets:
Cash	$947	$462
Investment in statutory trust	377	370
Investment in subsidiary (equity method)	122,182	98,286
Other assets	609	276
Total assets	$124,115	$99,394

Liabilities and Shareholders’ Equity:
Subordinated debentures	$14,000	$25,000
Junior subordinated debentures	10,310	10,310
Accrued interest payable	10,902	9,903
Other liabilities	2,725	2,783
Total liabilities	37,937	47,996
Shareholders’ equity	86,178	51,398
Total liabilities and shareholders’ equity	$124,115	$99,394

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Income:
Dividends from subsidiaries	$12,500	$1,000	$-
Income from trust	6	6	6
Other income	-	275	-
Total income	12,506	1,281	6
Expense:
Interest on subordinated notes	1,450	2,281	2,281
Interest on junior subordinated debt	206	236	204
Other operating expenses	168	128	123
Other losses	114	276	2,500
Total expenses	1,938	2,921	5,108
Income (loss) before income taxes	10,568	(1,640)	(5,102)
Provision (credit) for income taxes	-	-	-
Income (loss) before equity in undistributed net income of subsidiary	10,568	(1,640)	(5,102)
Equity in undistributed net income of subsidiary	25,272	15,060	11,484
Net income	$35,840	$13,420	$6,382

Condensed Statements of Cash Flows

	For the Year Ended
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$35,840	$13,420	$6,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(25,272)	(15,060)	(11,484)
Equity in trust	(6)	(6)	(6)
Increase in accrued interest payable	999	1,596	2,485
Increase in other assets	(18)	-	-
(Decrease) increase in other liabilities	(58)	258	2,522
Net cash provided by (used in) operating activities	11,485	208	(101)
Cash flows from financing activites:
Principal reduction on subordinated debentures	(11,000)	-	-
Net cash used in financing activities	(11,000)	-	-
Increase (decrease) in cash	485	208	(101)
Cash and cash equivalents at beginning of year	462	254	355
Cash and cash equivalents at end of year	$947	$462	$254

Note 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$7,697	$7,699	$8,199	$8,606
Interest expense	1,415	1,378	1,017	991
Net interest income	6,282	6,321	7,182	7,615
(Credit) provision for loan and lease losses	(494)	345	(191)	(1,005)
Net interest income after (credit) provision for loan and lease losses	6,776	5,976	7,373	8,620
Non-interest income	3,419	1,545	1,379	1,457
Non-interest expense	6,782	6,680	6,415	8,587
Income before taxes	3,413	841	2,337	1,490
Income tax (benefit) expense	(62)	22	-	(27,719)
Net income	$3,475	$819	$2,337	$29,209
Income per share:
Basic	$0.21	$0.05	$0.14	$1.77
Diluted	$0.21	$0.05	$0.14	$1.77

	2014
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$8,124	$8,218	$8,312	$8,019
Interest expense	1,573	1,550	1,501	1,523
Net interest income	6,551	6,668	6,811	6,496
Credit for loan and lease losses	(1,570)	(4,005)	(54)	(240)
Net interest income after credit for loan and lease losses	8,121	10,673	6,865	6,736
Non-interest income	3,453	4,962	4,442	2,063
Non-interest expense	7,991	8,965	7,783	8,830
Income (loss) before taxes	3,583	6,670	3,524	(31)
Income tax expense	70	90	166	-
Net income (loss)	$3,513	$6,580	$3,358	$(31)
Income (loss) per share:
Basic	$0.21	$0.40	$0.20	$-
Diluted	$0.21	$0.40	$0.20	$-

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of December 31, 2015.

There have been no changes to the Company’s internal control over financial reporting during the Company’s fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2015, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission . Management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.

Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2015. That report appears below.

/s/ Steven R. Tokach	/s/ James M. Bone, Jr., CPA
Steven R. Tokach	James M. Bone, Jr., CPA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of
First National Community Bancorp, Inc. and Subsidiaries

We have audited First National Community Bancorp, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First National Community Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and our report dated March 11, 2016 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania
March 11, 2016

Item 9B.     Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning the Directors and Executive Officers of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Information as to Nominees, Directors and Executive Officers” in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 18, 2016 (the “Proxy Statement”). Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s Directors and Executive Officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

EXHIBIT 4.2

Form of Amended and Restated Subordinated Note — filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, is hereby incorporated by reference.

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

EXHIBIT 10.6	Stipulation of Settlement dated November 27, 2013 – filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 4, 2013, is hereby incorporated by reference.

EXHIBIT 10.7+	2013 Long-Term Incentive Compensation Plan – filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 27, 2013, is hereby incorporated by reference.

EXHIBIT 10.8+	Executive Incentive Plan – filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.9+	2012 Employee Stock Grant Plan – filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.10+	2013 Employee Stock Grant Plan – filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2013, as filed on March 24, 2014, is hereby incorporated by reference.

EXHIBIT 10.11+	2014 Employee Stock Grant Plan – filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014 is hereby incorporated by reference.

EXHIBIT 10.12*	2015 Employee Stock Grant Plan.

EXHIBIT 10.13+	Form of Restricted Stock Award Agreement – filed as Exhibit 4.2 to the Company’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.14+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to the Company’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.15+	First National Community Bank Supplemental Executive Retirement Plan – filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.16+

Employment Agreement Between First National Community Bank and Gerard A. Champi, COO – filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.17+

Employment Agreement Between First National Community Bancorp, Inc., First National Community Bank and James M. Bone, Jr. CFO – filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.18+

Employment Agreement Between First National Community Bank and Brian C. Mahlstedt, CLO – filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries— filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 23*	Consent of Baker Tilly Virchow Krause, LLP

EXHIBIT 23.1*	Consent of RSM US LLP.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_____________________________

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FIRST NATIONAL COMMUNITY BANCORP, INC.

/s/ Steven R. Tokach	March 11, 2016
Steven R. Tokach President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 11, 2016
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 11, 2016
Stephanie A. Westington, CPA Senior Vice President and Controller Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ William G. Bracey.	March 11, 2016	/s/ Joseph Coccia	March 11, 2016
William G, Bracey	Date	Joseph Coccia	Date

/s/ Dominick L. DeNaples	March 11, 2016	/s/ Louis A. DeNaples	March 11, 2016
Dominick L. DeNaples	Date	Louis A. DeNaples	Date

/s/ Louis A. DeNaples, Jr.	March 11, 2016	/s/ Keith W. Eckel	March 11, 2016
Louis A. DeNaples, Jr.	Date	Keith W. Eckel	Date

/s/ Thomas J. Melone	March 11, 2016	/s/ John P. Moses	March 11, 2016
Thomas J. Melone	Date	John P. Moses	Date

/s/ Steven R. Tokach	March 11, 2016
Steven R. Tokach	Date