Form 10-Q
period 2016-03-31
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2016-05-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,530,432 shares
(Title of Class)	(Outstanding at May 6, 2016)

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2016	2015
Assets
Cash and cash equivalents:
Cash and due from banks	$16,367	$19,544
Interest-bearing deposits in other banks	1,847	1,539
Total cash and cash equivalents	18,214	21,083
Securities available for sale, at fair value	263,523	253,773
Stock in Federal Home Loan Bank of Pittsburgh, at cost	3,932	6,344
Loans held for sale	455	683
Loans, net of allowance for loan and lease losses of $8,635 and $8,790	719,523	724,926
Bank premises and equipment, net	10,904	11,193
Accrued interest receivable	2,854	2,475
Intangible assets	96	137
Bank-owned life insurance	29,527	29,381
Other real estate owned	1,806	3,154
Net deferred tax assets	24,995	27,807
Other assets	9,186	9,662
Total assets	$1,085,015	$1,090,618

Liabilities
Deposits:
Demand (non-interest-bearing)	$162,882	$154,531
Interest-bearing	720,243	667,015
Total deposits	883,125	821,546
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	74,511	135,802
Subordinated debentures	14,000	14,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	98,821	160,112
Accrued interest payable	333	11,165
Other liabilities	10,695	11,617
Total liabilities	992,974	1,004,440

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2016 and December 31, 2015
Issued and outstanding: 0 shares at March 31, 2016 and December 31, 2015	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2016 and December 31, 2015
Issued and outstanding: 16,530,432 shares, March 31, 2016 and 16,514,245 shares, December 31, 2015	20,663	20,643
Additional paid-in capital	62,069	62,059
Retained earnings	4,527	3,714
Accumulated other comprehensive income (loss)	4,782	(238)
Total shareholders' equity	92,041	86,178
Total liabilities and shareholders’ equity	$1,085,015	$1,090,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	March 31,
(in thousands, except share data)	2016	2015
Interest income
Interest and fees on loans	$6,969	$6,472
Interest and dividends on securities:
U.S. government agencies	930	971
State and political subdivisions, tax-free	10	50
State and political subdivisions, taxable	535	26
Other securities	96	157
Total interest and dividends on securities	1,571	1,204
Interest on interest-bearing deposits in other banks	4	21
Total interest income	8,544	7,697
Interest expense
Interest on deposits	642	683
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	148	120
Interest on subordinated debentures	159	563
Interest on junior subordinated debentures	57	49
Total interest on borrowed funds	364	732
Total interest expense	1,006	1,415
Net interest income before provision (credit) for loan and lease losses	7,538	6,282
Provision (credit) for loan and lease losses	696	(494)
Net interest income after provision (credit) for loan and lease losses	6,842	6,776
Non-interest income
Deposit service charges	701	674
Net gain on the sale of securities	103	2,224
Net gain on the sale of mortgage loans held for sale	68	40
Net (loss) gain on the sale of other real estate owned	(5)	5
Loan-related fees	107	90
Income from bank-owned life insurance	146	135
Other	211	251
Total non-interest income	1,331	3,419
Non-interest expense
Salaries and employee benefits	3,514	3,139
Occupancy expense	493	633
Equipment expense	423	384
Advertising expense	93	90
Data processing expense	523	448
Regulatory assessments	237	409
Bank shares tax	241	217
Expense of other real estate owned	46	100
Legal expense	120	163
Professional fees	287	301
Insurance expense	128	198
Other operating expenses	699	700
Total non-interest expense	6,804	6,782
Income before income taxes	1,369	3,413
Income tax expense (benefit)	226	(62)
Net income	$1,143	$3,475

Earnings per share
Basic	$0.07	$0.21
Diluted	$0.07	$0.21

Cash Dividends Declared Per Common Share	$0.02	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,519,759	16,490,111
Diluted	16,519,759	16,490,111

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended
	March 31,
(in thousands)	2016	2015
Net income	$1,143	$3,475
Other comprehensive income:
Unrealized gains on securities available for sale	7,709	3,478
Taxes	(2,621)	(1,182)
Net of tax amount	5,088	2,296

Reclassification adjustment for gains included in net income	(103)	(2,224)
Taxes	35	756
Net of tax amount	(68)	(1,468)

Total other comprehensive income	5,020	828

Comprehensive income	$6,163	$4,303

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2016 and 2015
(unaudited)

				Accumulated	Accumulated
	Number		Additional	(Deficit) /	Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398
Net income for the period	-	-	-	3,475	-	3,475
Common shares issued under long-term incentive compensation plan	16,526	21	(21)	-	-	-
Restricted stock awards	-	-	41	-	-	41
Other comprehensive income, net of tax of $426	-	-	-	-	828	828
Balances, March 31, 2015	16,500,945	$20,626	$61,801	$(28,651)	$1,966	$55,742

Balances, December 31, 2015	16,514,245	$20,643	$62,059	$3,714	$(238)	$86,178
Net income for the period	-	-	-	1,143	-	1,143
Cash dividends paid, $0.02 per share	-	-	-	(330)	-	(330)
Common shares issued under long-term incentive compensation plan	16,187	20	(20)	-	-	-
Restricted stock awards	-	-	30	-	-	30
Other comprehensive income, net of tax of $2,586	-	-	-	-	5,020	5,020
Balances, March 31, 2016	16,530,432	$20,663	$62,069	$4,527	$4,782	$92,041

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Operating activities:
Net income	$1,143	$3,475
Adjustments to reconcile net income to net cash used in operating activities:
Investment securities amortization, net	284	463
Equity in trust	(2)	(1)
Depreciation and amortization	652	360
Stock-based compensation expense	30	41
Provision (credit) for loan and lease losses	696	(494)
Valuation adjustment for off-balance sheet commitments	(51)	(21)
Gain on the sale of available-for-sale securities	(103)	(2,224)
Gain on the sale of loans held for sale	(68)	(40)
Loss (gain) on the sale of other real estate owned	5	(5)
Valuation adjustment of other real estate owned	-	12
Income from bank-owned life insurance	(146)	(135)
Proceeds from the sale of loans held for sale	1,766	1,085
Funds used to originate loans held for sale	(1,470)	(442)
Deferred income tax expense	226	-
Increase in interest receivable	(379)	(43)
Decrease (increase) in prepaid expenses and other assets	450	(324)
(Decrease) increase in interest payable	(10,832)	526
Decrease in accrued expenses and other liabilities	(883)	(2,278)
Total adjustments	(9,825)	(3,520)
Net cash used in operating activities	(8,682)	(45)

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale securities	1,645	2,236
Proceeds from the sale of securities available for sale	6,192	35,948
Purchases of securities available for sale	(10,162)	(19,802)
Redemption (purchase) of the stock of the Federal Home Loan Bank of Pittsburgh	2,412	(258)
Net decrease (increase) in loans to customers	4,201	(2,083)
Proceeds from the sale of other real estate owned	1,592	37
Purchases of bank premises and equipment	(25)	(518)
Net cash provided by investing activities	5,855	15,560

Cash flows from financing activities:
Net increase (decrease) in deposits	61,579	(20,225)
Net (repayment of) proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	(56,950)	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	9,362	6,512
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(13,703)	(94)
Cash dividends paid	(330)	-
Net cash used in financing activities	(42)	(13,807)
Net (decrease) increase in cash and cash equivalents	(2,869)	1,708
Cash and cash equivalents at beginning of period	21,083	35,667
Cash and cash equivalents at end of period	$18,214	$37,375

Supplemental cash flow information
Cash paid during the period for:
Interest	$11,838	$889
Income taxes	-	-
Other transactions:
Available-for-sale securities purchased, not settled	-	(1,013)
Principal balance of loans transferred to other real estate owned	237	149
Change in deferred gain on sale of other real estate owned	12	(9)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.     Basis of Presentation

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, First National Community Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2016, may not be indicative of future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2015.

Note 2.     New Authoritative Accounting Guidance

ASU 2014-12, Compensation – Stock Compensation (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. To account for such awards, an entity should apply existing guidance as it relates to awards with performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service periods. The total amount of compensation cost should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not have a material effect on the operating results or financial position of FNCB.

ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” will alleviate uncertainty for preparers, auditors and regulators because auditors and regulators will no longer be required to evaluate whether a preparer presented an unusual and/or infrequent item appropriately. Although ASU 2015-01 eliminates the concept of extraordinary items, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature or infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of this guidance is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance on January 1, 2016 did not have a material effect on the operating results or financial position of FNCB.

ASU 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis,” improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not have a material effect on the operating results or financial position of FNCB.

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs,” more closely aligns the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards. Under ASU 2015-03 debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and requires retrospective application to all prior periods presented in the financial statements. Early adoption of this guidance is permitted. The adoption of this guidance on January 1, 2016 did not have a material effect on the operating results or financial position of FNCB.

ASU 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” provides explicit guidance on a customer’s accounting for fees paid in a cloud computing environment. Specifically, the amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not have a material effect on the operating results or financial position of FNCB.

Accounting Guidance to be Adopted in Future Periods

ASU 2016-09, Compensation – Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting” simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 for public entities. The adoption of this guidance on January 1, 2017 is not expected to have a material effect on the operating results of financial position of FNCB.

Refer to Note 2 to FNCB's consolidated financial statements included in the 2015 Annual Report on Form 10-K for a discussion of additional guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s securities at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$37,698	$1,218	$-	$38,916
Obligations of state and political subdivisions	84,891	2,678	11	87,558
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	21,312	548	1	21,859
Collateralized mortgage obligations - commercial	89,617	2,453	-	92,070
Residential mortgage-backed securities	18,077	475	-	18,552
Corporate debt securities	500	-	113	387
Negotiable certificates of deposit	3,173	49	-	3,222
Equity securities	1,010	-	51	959
Total available-for-sale securities	$256,278	$7,421	$176	$263,523

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$43,787	$256	$-	$44,043
Obligations of state and political subdivisions	75,401	428	422	75,407
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	22,162	116	9	22,269
Collateralized mortgage obligations - commercial	89,900	124	601	89,423
Residential mortgage-backed securities	18,201	58	161	18,098
Corporate debt securities	500	-	77	423
Negotiable certificates of deposit	3,173	-	11	3,162
Equity securities	1,010	-	62	948
Total available-for-sale securities	$254,134	$982	$1,343	$253,773

At March 31, 2016 and December 31, 2015, securities with a carrying amount of $262.2 million and $252.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of FNCB’s available-for-sale debt securities at March 31, 2016 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2016
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$-	$-
After one year through five years	25,061	25,737
After five years through ten years	98,485	101,668
After ten years	2,716	2,678
Collateralized mortgage obligations	110,929	113,929
Residential mortgage-backed securities	18,077	18,552
Total	$255,268	$262,564

Gross proceeds from the sale of available-for-sale securities were $6.2 million and $35.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively, with gross gains of $103 thousand and $2.2 million, respectively realized upon the sales. There were no losses realized upon the sales for the three months ended March 31, 2016 and 2015.

The following tables present the number of, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of US government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	-	-	-	1	1,507	11	1	1,507	11
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	2	488	1	2	488	1
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	-
Corporate debt securities	-	-	-	1	387	113	1	387	113
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	949	51	1	949	51
Total	-	$-	$-	5	$3,331	$176	5	$3,331	$176

	December 31, 2015
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligantions of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	31	33,022	419	1	264	3	32	33,286	422
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	5,738	9	-	-	-	4	5,738	9
Collateralized mortgage obligations - commercial	16	67,969	601	-	-	-	16	67,969	601
Residential mortgage-backed securities	7	16,779	161	-	-	-	7	16,779	161
Corporate debt securities	-	-	-	1	423	77	1	423	77
Negotiable certificates of deposit	12	2,913	11	-	-	-	12	2,913	11
Equity securities	-	-	-	1	938	62	1	938	62
Total	70	$126,421	$1,201	3	$1,625	$142	73	$128,046	$1,343

Management evaluates individual securities in an unrealized loss position quarterly for other than temporary impairment (“OTTI”). As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any credit deterioration of the issuer, whether or not management intends to sell the security, and whether it is more likely than not that FNCB will be required to sell the security prior to recovery of its amortized cost.

There were five securities in an unrealized loss position at March 31, 2016, including two securities issued by a U.S. government or government-sponsored agency, one obligation of a state and political subdivision, one corporate bond, and one equity security. All five securities were in an unrealized loss position for greater than 12 months. Management performed a review of the fair values of all securities in an unrealized loss position as of March 31, 2016 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or other events or circumstances that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2016. FNCB does not intend to sell the securities nor is it more likely than not that it will be required to sell the securities prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2016.

Investments in FHLB of Pittsburgh and FRB stock, which have limited marketability, are carried at cost and totaled $5.3 million and $7.7 million at March 31, 2016 and December 31, 2015, respectively. FRB stock of $1.3 million is included in Other Assets at March 31, 2016 and December 31, 2015. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at March 31, 2016.

Note 4. Loans

The following table summarizes loans receivable, net, by category at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(in thousands)	2016	2015
Residential real estate	$136,254	$130,696
Commercial real estate	247,867	245,198
Construction, land acquisition and development	20,432	30,843
Commercial and industrial	142,511	149,826
Consumer	128,825	128,533
State and political subdivisions	49,759	46,056
Total loans, gross	725,648	731,152
Unearned income	(93)	(98)
Net deferred loan costs	2,603	2,662
Allowance for loan and lease losses	(8,635)	(8,790)
Loans, net	$719,523	$724,926

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain related parties of executive officers and directors. For more information about related party transactions, refer to Note 7 – “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the quarter ended March 31, 2016, one-to four-family mortgages sold on the secondary market were $1.7 million. FNCB retains servicing rights on these mortgages. At March 31, 2016 and December 31, 2015, there were $455 thousand and $683 thousand in one-to four-family residential mortgage loans held for sale, respectively.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the three months ended March 31, 2016. Refer to Note 2 to FNCB’s consolidated financial statements included in the 2015 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determing the adequacy of the ALLL.

Each quarter, management evaluates the ALLL and adjusts the ALLL as appropriate through a provision or credit for loan losses. While management uses the best information available to make evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of its examination process, bank regulators periodically review the ALLL. These regulators may require FNCB to adjust the ALLL based on their analysis of information available at the time of examination.

The following table summarizes activity in the ALLL by loan category for the three months ended March 31, 2016 and 2015:

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Three months ended March 31, 2016:
Allowance for loan losses:

Beginning balance, January 1, 2016	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790
Charge-offs	(24)	(251)	-	(568)	(305)	-	-	(1,148)
Recoveries	1	1	-	94	201	-	-	297
Provisions (credits)	(100)	195	(200)	591	(11)	295	(74)	696
Ending balance, March 31, 2016	$1,210	$3,291	$653	$1,322	$1,379	$780	$-	$8,635

Three months ended March 31, 2015:
Allowance for loan losses:

Beginning balance, January 1, 2015	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520
Charge-offs	(68)	-	-	(70)	(139)	-	-	(277)
Recoveries	6	2	-	65	122	-	-	195
Provisions (credits)	(179)	(334)	99	(101)	42	(15)	(6)	(494)
Ending balance, March 31, 2015	$1,531	$4,331	$764	$1,998	$1,698	$583	$39	$10,944

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at March 31, 2016 and December 31, 2015:

	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
March 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$54	$279	$-	$-	$1	$-	$-	$334
Collectively evaluated for impairment	1,156	3,012	653	1,322	1,378	780	-	8,301
Total	$1,210	$3,291	$653	$1,322	$1,379	$780	$-	$8,635

Loans receivable:
Individually evaluated for impairment	$2,741	$3,749	$443	$199	$301	$-	$-	$7,433
Collectively evaluated for impairment	133,513	244,118	19,989	142,312	128,524	49,759	-	718,215
Total	$136,254	$247,867	$20,432	$142,511	$128,825	$49,759	$-	$725,648

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$92	$287	$1	$-	$1	$-	$-	$381
Collectively evaluated for impairment	1,241	3,059	852	1,205	1,493	485	74	8,409
Total	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790

Loans receivable:
Individually evaluated for impairment	$2,930	$3,831	$646	$203	$351	$-	$-	$7,961
Collectively evaluated for impairment	127,766	241,367	30,197	149,623	128,182	46,056	-	723,191
Total	$130,696	$245,198	$30,843	$149,826	$128,533	$46,056	$-	$731,152

Credit Quality Indicators – Commercial Loans

Management continuously monitors the credit quality of FNCB’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of FNCB’s loan receivables.

FNCB’s loan rating system assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial and industrial loans include commercial indirect auto loans which are not individually risk rated, and construction, land acquisition and development loans include residential construction loans which are also not individually risk rated. These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators – Other Loans” below. FNCB risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using its credit grading system as described in “Credit Quality Indicators – Commercial Loans.” The grading system contains the following basic risk categories:

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

Special Mention – Assets classified as special mention do not currently expose FNCB to a sufficient degree of risk to warrant an adverse classification but do possess credit deficiencies or potential weaknesses deserving close attention.  Special Mention assets have a potential weakness or pose an unwarranted financial risk which, if not corrected, could weaken the asset and increase risk in the future.

Substandard - Assets classified as substandard have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that FNCB will sustain some loss if the deficiencies are not corrected.

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

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless collection of the loan is in process and reasonably assured. FNCB utilizes accruing versus non-accrual status as the credit quality indicator for these loan pools.

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at March 31, 2016 and December 31, 2015:

	Credit Quality Indicators
	March 31, 2016
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$24,378	$390	$1,015	$-	$-	$25,783	$109,545	$926	$110,471	$136,254
Commercial real estate	229,731	9,989	8,147	-	-	247,867	-	-	-	247,867
Construction, land acquisition and development	13,496	355	4,799	-	-	18,650	1,782	-	1,782	20,432
Commercial and industrial	134,559	998	2,025	-	-	137,582	4,924	5	4,929	142,511
Consumer	4,904	5	39	-	-	4,948	123,580	297	123,877	128,825
State and political subdivisions	43,374	5,947	438	-	-	49,759	-	-	-	49,759
Total	$450,442	$17,684	$16,463	$-	$-	$484,589	$239,831	$1,228	$241,059	$725,648

	Credit Quality Indicators
	December 31, 2015
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$21,018	$449	$984	$-	$-	$22,451	$107,204	$1,041	$108,245	$130,696
Commercial real estate	225,850	11,356	7,992	-	-	245,198	-	-	-	245,198
Construction, land acquisition and development	23,946	358	5,137	-	-	29,441	1,402	-	1,402	30,843
Commercial and industrial	142,242	595	2,209	-	-	145,046	4,775	5	4,780	149,826
Consumer	2,747	9	39	-	-	2,795	125,392	346	125,738	128,533
State and political subdivisions	45,464	120	472	-	-	46,056	-	-	-	46,056
Total	$461,267	$12,887	$16,833	$-	$-	$490,987	$238,773	$1,392	$240,165	$731,152

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $3.6 million and $3.8 million at March 31, 2016 and December 31, 2015, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at March 31, 2016 and December 31, 2015.

The following tables present the delinquency status of past due and non-accrual loans at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$134,780	$333	$-	$-	$135,113
Commercial real estate	245,591	28	610	-	246,229
Construction, land acquisition and development	20,095	6	-	-	20,101
Total real estate	400,466	367	610	-	401,443

Commercial and industrial	141,876	473	-	-	142,349

Consumer	127,637	725	166	-	128,528

State and political subdivisions	49,759	-	-	-	49,759
Total performing (accruing) loans	719,738	1,565	776	-	722,079

Non-accrual loans:
Real estate:
Residential real estate	277	146	108	610	1,141
Commercial real estate	1,496	30	112	-	1,638
Construction, land aquisition and development	331	-	-	-	331
Total real estate	2,104	176	220	610	3,110

Commercial and industrial	97	-	-	65	162

Consumer	106	35	47	109	297

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,307	211	267	784	3,569

Total loans receivable	$722,045	$1,776	$1,043	$784	$725,648

	December 31, 2015
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$129,206	$51	$225	$-	$129,482
Commercial real estate	243,168	53	286	-	243,507
Construction, land acquisition and development	30,475	26	-	-	30,501
Total real estate	402,849	130	511	-	403,490

Commercial and industrial	149,329	236	66	-	149,631

Consumer	126,760	994	433	-	128,187

State and political subdivisions	46,056	-	-	-	46,056
Total peforming (accruing) loans	724,994	1,360	1,010	-	727,364

Non-accrual loans:
Real estate:
Residential real estate	923	99	44	148	1,214
Commercial real estate	1,576	-	115	-	1,691
Construction, land acquisition and development	342	-	-	-	342
Total real estate	2,841	99	159	148	3,247

Commercial and industrial	98	-	-	97	195

Consumer	69	21	3	253	346

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	3,008	120	162	498	3,788

Total loans receivable	$728,002	$1,480	$1,172	$498	$731,152

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2016 and December 31, 2015. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.8 million at March 31, 2016 and December 31, 2015.

	March 31, 2016
		Unpaid
	Recorded	Principal	Related
(in thousands)	Recorded Investment	Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,301	$1,400	$-
Commercial real estate	1,802	2,841	-
Construction, land acquisition and development	443	826	-
Total real estate loans	3,546	5,067	-

Commercial and industrial	199	232	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,745	5,299	-

With a related allowance recorded:
Real estate:
Residential real estate	1,440	1,440	54
Commercial real estate	1,947	1,947	279
Construction, land acquisition and development	-	-	-
Total real estate loans	3,387	3,387	333

Commercial and industrial	-	-	-

Consumer	301	301	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	3,688	3,688	334

Total impaired loans:
Real estate:
Residential real estate	2,741	2,840	54
Commercial real estate	3,749	4,788	279
Construction, land acquisition and development	443	826	-
Total real estate loans	6,933	8,454	333

Commercial and industrial	199	232	-

Consumer	301	301	1

State and political subdivisions	-	-	-
Total impaired loans	$7,433	$8,987	$334

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,042	$1,138	$-
Commercial real estate	1,850	2,868	-
Construction, land acquisition and development	470	844	-
Total real estate loans	3,362	4,850	-

Commercial and industrial	124	156	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,486	5,006	-

With a related allowance recorded:
Real estate:
Residential real estate	1,888	1,888	92
Commercial real estate	1,981	1,981	287
Construction, land acquisition and development	176	176	1
Total real estate loans	4,045	4,045	380

Commercial and industrial	79	79	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,475	4,475	381

Total impaired loans:
Real estate:
Residential real estate	2,930	3,026	92
Commercial real estate	3,831	4,849	287
Construction, land acquisition and development	646	1,020	1
Total real estate loans	7,407	8,895	380

Commercial and industrial	203	235	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans	$7,961	$9,481	$381

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100,000 and TDRs, amounted to $7.4 million and $8.0 million at March 31, 2016 and December 31, 2015, respectively. The related allowance recorded on impaired loans was $0.3 million at March 31, 2016 and $0.4 million at December 31, 2015.

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$2,876	$26	$2,897	$33
Commercial real estate	3,782	23	6,567	30
Construction, land acquisition and development	566	3	349	4
Total real estate	7,224	52	9,813	67

Commercial and industrial	201	1	31	-

Consumer	350	3	359	3

State and political subdivisions	-	-	-	-
Total impaired loans	$7,775	$56	$10,203	$70

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $67 thousand and $91 thousand for the three months ended March 31, 2016 and 2015, respectively.

Troubled Debt Restructured Loans

TDRs at March 31, 2016 and December 31, 2015 were $5.5 million and $5.8 million, respectively. Accruing and non-accruing TDRs were $4.6 million and $0.9 million, respectively at March 31, 2016 and $5.0 million and $0.8 million, respectively at December 31, 2015. Approximately $284 thousand and $295 thousand in specific reserves have been established for TDRs as of March 31, 2016 and December 31, 2015, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2016.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following table shows the pre- and post- modification recorded investment in loans modified as TDRs during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	-	$-	$-	2	$656	$656
Commercial real estate	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	1	96	96
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	-	$-	$-	3	$752	$752

There were no loans modified as TDRs during the three months ended March 31, 2016. The following table presents the types of modifications made during the three months ended March 31, 2015:

	Three months ended March 31, 2015
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications
Types of modification:
Residential real estate	$656	$-	$-	$-	$656
Commercial real estate	-	-	-	-	-
Construction, land acquisition and development	96	-	-	-	96
Commercial and industrial	-	-	-	-	-
Consumer	-	-	-	-	-
State and political subdivisions	-	-	-	-	-
Total modifications	$752	$-	$-	$-	$752

The three loans modified as TDRs during the three months ended March 31, 2015 increased the ALLL by $94 thousand.

There were two TDRs with recorded investments totaling $108 thousand which re-defaulted (defined as past due 90 days) during the three months ended March 31, 2016 that were restructured within the twelve months prior to such re-default. There were no TDRs which re-defaulted during the three months ended March 31, 2015.

As of March 31, 2016, there were two TDRs with a recorded investment of $62 thousand that were delinquent between 30 and 89 days.

There were five consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $163 thousand that were in the process of foreclosure at March 31, 2016. There was one residential real estate property with a carrying value of $237 thousand that was foreclosed upon during the three months ended March 31, 2016. There were three residential real estate properties with an aggregate carrying value of $278 thousand included in OREO at March 31, 2016, and two residential real estate properties with an aggregate carrying value of $41 thousand included in OREO at December 31, 2015.

Note 5. Income Taxes

The following table presents a reconciliation between the effective income tax expense (benefit) and the income tax expense that would have been provided at the federal statutory tax rate of 34.0% for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016		2015
(in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$465	34.00%	$1,160	34.00%
Add (deduct):
Tax effects of non-taxable income	(128)	(9.35%)	(127)	(9.28%)
Non-deductible interest expense	2	0.15%	2	0.15%
Bank-owned life insurance	(49)	(3.58%)	(46)	(3.36%)
Change in valuation allowance	(8)	(0.58%)	-	0.00%
Other items, net	(56)	(4.09%)	(1,051)	(76.77%)
Income tax provision (benefit)	$226	16.51%	$(62)	(4.53%)

As of March 31, 2016, FNCB had $55.6 million of net operating loss carryovers resulting in deferred tax assets of $18.9 million. Beginning in 2030, these net operating loss carryovers will expire if not utilized. As of December 31, 2015, FNCB also had $1.0 million of charitable contribution carryovers resulting in gross deferred tax assets of $355 thousand. These charitable contribution carryovers will begin to expire after December 31, 2016 if not utilized. In addition, FNCB had alternative minimum tax (“AMT”) credit carryovers of $2.5 million as of December 31, 2015 that have an indefinite life. As of December 31, 2015, carryovers for NOLs, charitable contributions and AMT credits were $55.6 million, $1.0 million and $2.5 million, respectively.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighs both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can objectively verified. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2016 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets, except for the amount established for charitable contribution carryovers, was not required at March 31, 2016. Management does not believe currently that enough positive evidence exists to remove the valuation allowance associated with charitable contribution carryovers. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT Credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Because FNCB is in a net deferred tax asset position, without regard to net operating loss carryovers, the reversal of existing temporary timing differences over the next 5 years makes it more likely than not that a portion of the charitable contribution carryovers will not be recognized. Accordingly, management believes a valuation allowance continues to be appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset.

Note 6. Related Party Transactions

FNCB has engaged in and intends to continue to engage in banking and financial transactions in the conduct of its business with directors and executive officers of FNCB and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015
Balance January 1,	$52,652	$36,783
Additions, new loans and advances	5,995	23,888
Repayments	(14,681)	(18,407)
Balance March 31,	$43,966	$42,264

At March 31, 2016, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Previously included in related party loans was a commercial line of credit with a company owned by a director that was paid off during the three months ended March 31, 2016. The aggregate balance outstanding for this loan was $11.0 million at December 31, 2015. FNCB had sold a participation interest in this line to the same director in the amount of $5.2 million, of which $4.4 million was outstanding at December 31, 2015. FNCB had received a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by FNCB at March 31, 2016 and December 31, 2015 amounted to $98.8 million and $106.1 million, respectively. Interest paid on the deposits amounted to $43 thousand and $36 thousand for the three months ended on March 31, 2016 and 2015, respectively.

In the course of its operations, FNCB acquires goods and services from and transacts business with various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $435 thousand and $406 thousand for the three months ended March 31, 2016 and 2015, respectively.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $8.6 million at both March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016, FNCB paid the quarterly interest payment due on the Notes for the period of December 1, 2015 through February 29, 2016, totaling $159 thousand, of which $98 thousand was paid to directors and/or their related interests. On January 29, 2016, FNCB also announced that all previously deferred and accrued interest on the Notes for the period September 1, 2010 through May 31, 2015 would be paid. On March 1, 2016, FNCB paid all deferred interest, totaling $10.8 million, of which $3.9 million was paid to directors and/or their related interests. There were no interest payments made to directors and/or their related interests for the three months ended March 31, 2015.

Note 7. Contingencies

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of March 31, 2016 $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by the Company and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to the Company and the Bank under the insurance policy. At this time, the matter is in the discovery stage and FNCB cannot reasonably determine the outcome or potential range of loss, if any, in connection with this matter.

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  On December 17, 2015, the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiff Charles Saxe, III individually and on behalf of all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies.

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

FNCB has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, claims to enforce liens, condemnation proceedings on properties in which FNCB holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of FNCB.

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 8. Stock Compensation Plans

On August 30, 2000, FNCB’s Board adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options may be granted to key officers and other employees of FNCB. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options are awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Therefore, no further grants will be made under the plan. No compensation expense related to options under either the Stock Incentive Plan was required to be recorded in the three months ended March 31, 2016 and 2015.

There have been no changes to the status of FNCB’s Stock Incentive Plan as of or for the three months ended March 31, 2016. For additional information related to the Stock Incentive Plan refer to Note 16 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2015.

On October 23, 2013, the Board of Directors adopted a Long Term Incentive Compensation Plan (“LTIP”) that is designed to reward executives and key employees for their contributions to the long-term success of FNCB, primarily as measured by the increase in FNCB’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. On March 1, 2015, an additional 84,900 shares of restricted stock were awarded under the LTIP. On March 1, 2016, an additional 67,600 shares were awarded under the LTIP. At March 31, 2016, there were 1,002,916 shares of common stock available for award under the LTIP. For the three months ended March 31, 2016 and 2015, stock-based compensation expense, which is included in salaries and employee benefits expense in the Consolidated Statements of Income, totaled $30 thousand and $41 thousand. Total unrecognized compensation expense related to unvested restricted stock awards was $747 thousand and $659 thousand at March 31, 2016 and 2015, respectively.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Three Months Ended March 31,
	2016		2015
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at January 1,	112,958	$5.99	45,750	$6.70
Awards granted	67,600	5.53	84,900	5.75
Forfeitures	-	-	(333)	6.70
Vestings	(16,187)	6.70	(16,526)	6.70
Unvested at March 31,	164,371	$5.73	113,791	$5.99

Note 9. Regulatory Matters

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Furthermore, while under the Order and Agreement, the Bank and FNCB were previously restricted from paying any dividends without the prior approval of their respective regulators and accordingly did not pay dividends from 2010 through 2015. On January 27, 2016, FNCB declared a $0.02 per share cash dividend that was paid on March 15, 2016 to shareholders of record as of March 1, 2016. Additionally, on April 27, 2016, FNCB declared a cash dividend for the second quarter of 2016 of $0.02 per share, which is payable on June 15, 2016 to shareholders of record as of June 1, 2016, and announced that the Board of Directors approved the reinstatement of the Dividend Reinvestment and Stock Purchase Plan effective June 1, 2016.

On February 26, 2016, the Bank filed an application with the Pennsylvania Department of Banking and Securities to convert from an OCC-chartered banking institution to a Pennsylvania state-chartered institution and has notified the OCC and the FDIC of its intent. If and when the conversion application is approved, the primary banking regulators of the Bank would become the Pennsylvania Department of Banking and Securities and the FDIC. FNCB at the holding company level would continue to be regulated by the Federal Reserve. There can be no assurance as the ability and timing to obtain requisite approvals of the foregoing conversion application.

FNCB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Specifically, FNCB is subject to the Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”) which implemented regulatory capital reforms and changes required by the Dodd-Frank Act.

The Regulatory Capital Rules became effective for FNCB and the Bank on January 1, 2015 and are subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to FNCB and the Bank under the Regulatory Capital Rules are:

●	a total risk-based capital ratio of 8.00% (unchanged from current rules);
●	a Tier I risk-based capital ratio of 6.00% (increased from 4.00%);
●	a new common equity Tier I risk-based capital ratio of 4.50%; and
●	a Tier I capital to average assets (“Tier I leverage ratio”) of 4.00% for all institutions.

Under the Regulatory Capital Rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer, which is composed of common equity Tier I capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019). Implementation of the deductions and other adjustments to common equity Tier I capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter). FNCB and the Bank were in full compliance with the additional capital conservation buffer requirement at March 31, 2016.

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at March 31, 2016 and December 31, 2015:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2016

Total capital (to risk-weighted assets)	$93,147	11.81%	$100,343	12.72%	8.00%	8.625%	10.00%

Tier I capital (to risk-weighted assets)	75,864	9.62%	91,460	11.60%	6.00%	6.625%	8.00%

Tier I common equity (to risk-weighted assets)	74,385	9.43%	91,460	11.60%	4.50%	5.125%	6.50%

Tier I capital (to average assets)	74,385	7.08%	91,460	8.54%	4.00%	4.00%	5.00%

Total risk-weighted assets	789,005		788,608

Total average assets	1,071,263		1,071,180

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2015

Total capital (to risk-weighted assets)	$93,835	11.79%	$110,039	13.83%	8.00%	N/A	10.00%

Tier I capital (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	6.00%	N/A	8.00%

Tier I common equity (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	4.50%	N/A	6.50%

Tier I capital (to average assets)	74,945	7.27%	100,949	9.79%	4.00%	N/A	5.00%

Total risk-weighted assets	795,887		795,490

Total average assets	1,031,426		1,030,828

Note 10.      Fair Value Measurements

In determining fair value, FNCB uses various valuation approaches, including market, income and cost approaches. Accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of FNCB. Unobservable inputs reflect FNCB’s knowledge about the assumptions the market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for FNCB’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and residential mortgage-backed securities, corporate debt securities and negotiable certificates of deposit are obtained by FNCB from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from FNCB. The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. FNCB has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. FNCB has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information (Level 3 inputs), FNCB evaluates the appropriateness and quality of each price. FNCB reviews the volume and level of activity for all classes of securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value. If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by FNCB or obtained from third party providers utilizing assumptions similar to those incorporated by market participants.

FNCB did not own any securities for which fair value was determined using Level 3 inputs at March 31, 2016 and December 31, 2015.

Loans

Except for collateral dependent impaired loans, fair values of loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. FNCB does not record loans at fair value on a recurring basis. However from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of the collateral is generally based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

Loans Held For Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated using a discounted cash flow model that applies current estimated prepayments derived from the mortgage-backed securities market and utilizes a current market discount rate for observable credit spreads. FNCB does not record mortgage servicing rights at fair value on a recurring basis.

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

Borrowed Funds

FNCB uses discounted cash flows using rates currently available for debt with similar terms and remaining maturities to estimate fair value.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at March 31, 2016
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$38,916	$-	$38,916	$-
Obligations of state and political subdivisions	87,558	-	87,558	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	21,859	-	21,859	-
Collateralized mortgage obligations - commercial	92,070	-	92,070	-
Residential mortgage-backed securities	18,552	-	18,552	-
Corporate debt securities	387	-	387	-
Negotiable certificates of deposit	3,222	-	3,222	-
Equity securities	959	959	-	-
Total available-for-sale securities	$263,523	$959	$262,564	$-

	Fair Value Measurements at December 31, 2015
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$44,043	$-	$44,043	$-
Obligations of state and political subdivisions	75,407	-	75,407	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	22,269	-	22,269	-
Collateralized mortgage obligations - commercial	89,423	-	89,423	-
Residential mortgage-backed securities	18,098	-	18,098	-
Corporate debt securities	423	-	423	-
Negotiable certificates of deposit	3,162	-	3,162	-
Equity securities	948	948	-	-
Total available-for-sale securities	$253,773	$948	$252,825	$-

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2016 and 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2016
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$503	$84	$419	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	3,185	250	2,935	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	-	-	-	Appraisal of collateral	Selling cost		10.0%

	March 31, 2015
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$718	$124	$594	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	3,757	257	3,500	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	3,104	-	3,104	Appraisal of collateral	Selling cost		10.0%

The fair value of collateral-dependent impaired loans is determined through independent appraisals or other reasonable offers, which generally include various Level 3 inputs which are not identifiable. Management reduces the appraised value by the estimated costs to sell the property and may make adjustments to the appraised values as necessary to consider any declines in real estate values since the time of the appraisal. For impaired loans that are not collateral-dependent, fair value is determined using the discounted cash flow method. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off. The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

OREO properties are recorded at fair value less the estimated cost to sell at the date of FNCB’s acquisition of the property. Subsequent to acquisition of the property, the balance may be written down further. It is FNCB’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans and OREO, and estimate fair value using those appraisals. Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.

The following table summarizes the estimated fair values of FNCB’s financial instruments at March 31, 2016 and at December 31, 2015. FNCB discloses fair value information about financial instruments, whether or not recognized in the Statement of Financial Condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	March 31, 2016		December 31, 2015
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$18,214	$18,214	$21,083	$21,083
Securities available for sale	See previous table	263,523	263,523	253,773	253,773
FHLB and FRB Stock	Level 2	5,283	5,283	7,695	7,695
Loans held for sale	Level 2	455	455	683	683
Loans, net	Level 3	719,523	716,554	724,926	716,412
Accrued interest receivable	Level 2	2,854	2,854	2,475	2,475
Mortgage servicing rights	Level 3	227	817	240	880

Financial liabilities
Deposits	Level 2	883,125	872,592	821,546	798,466
Borrowed funds	Level 2	98,621	99,279	160,112	160,266
Accrued interest payable	Level 2	333	333	11,165	11,165

Note 11. Earnings per Share

The numerator of both the basic and diluted earnings per common share is net income available to common shareholders (which is equal to net income less dividends on preferred stock and related discount accretion). The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For FNCB, common share equivalents are outstanding stock options to purchase the Company’s common shares and unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
(in thousands, except share data)	2016	2015
Net income	$1,143	$3,475

Basic weighted-average number of common shares outstanding	16,519,759	16,490,111
Plus: Common share equivalents	-	-
Diluted weighted-average number of common shares outstanding	16,519,759	16,490,111

Income per common share:
Basic	$0.07	$0.21
Diluted	$0.07	$0.21

There were no common share equivalents for the three months ended March 31, 2016 or 2015, as the weighted-average price of FNCB’s common stock was below the fair value on the grant dates. Stock options of 50,746 and 64,479 for the three months ended March 31, 2016 and 2015, respectively, were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented. Similarly, the weighted-average stock price for FNCB’s common stock for the three months ended March 31, 2016 exceeded the fair market value of the restricted stock at the date of grant, therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 12. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income, which is comprised entirely of unrealized gains and losses on available-for-sale securities:

	Three Months Ended March 31, 2016
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(103)	Net gain on sale of securities
Taxes	35	Income taxes
Net of tax amount	$(68)

	Three Months Ended March 31, 2015
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(2,224)	Net gain on sale of securities
Taxes	756	Income taxes
Net of tax amount	$(1,468)

The following table summarizes the changes in accumulated other comprehensive income, net of tax:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Beginning balance	$(238)	$1,138
Other comprehensive income before reclassifications	5,088	2,296
Amounts reclassified from accumulated other comprehensive income	(68)	(1,468)
Net other comprehensive income during the period	5,020	828
Ending balance	$4,782	$1,966

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2015 for First National Community Bancorp, Inc. and subsidiaries (“FNCB”). In addition, please read this section in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FNCB is in the business of providing customary retail and commercial banking services to individuals and businesses within its primary market area located in Northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

FNCB may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (“SEC”), in its reports to shareholders, and in our other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in our markets; the effects of, and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of FNCB to compete with other institutions for business; the composition and concentrations of FNCB’s lending risk and the adequacy of our reserves to manage those risks; the valuation of FNCB’s investment securities; the ability of FNCB to pay dividends or repurchase common shares; the ability of FNCB to retain key personnel; the impact of any pending or threatened litigation against FNCB; the marketability of shares of FNCB and fluctuations in the value of FNCB’s share price; the impact of FNCB’s ability to comply with its regulatory agreements and orders; the effectiveness of FNCB’s system of internal controls; the ability of FNCB to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning capital adequacy, taxes, banking, securities and insurance); the impact of technological changes and security risks upon our information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

FNCB cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by FNCB on its website or otherwise. FNCB does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of FNCB to reflect events or circumstances occurring after the date of this report.

Readers should carefully review the risk factors described in the Annual Report and other documents that FNCB periodically files with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

FNCB’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the allowance for loan and lease losses (“ALLL”), securities’ valuation and impairment evaluation, the valuation of other real estate owned (“OREO”) and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the ALLL in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in FNCB’s investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to impairment losses.

Allowance for Loan and Lease Losses

Management evaluates the credit quality of FNCB’s loan portfolio on an ongoing basis, and performs a formal review of the adequacy of the ALLL on a quarterly basis. The ALLL is established through a provision for loan losses charged to earnings and is maintained at a level management considers adequate to absorb estimated probable losses inherent in the loan portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL.

Determining the amount of the ALLL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, qualitative factors, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Banking regulators, as an integral part of their examination of FNCB, also review the ALLL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL. Additionally, the ALLL is determined, in part, by the composition and size of the loan portfolio.

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

See Note 4 - “Loans” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 3 -“Securities” and Note 11 -“Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize OTTI charges on investment securities for the three months ended March 31, 2016 and 2015 within the consolidated statements of income.

Refer to Note 2-“Summary of Significant Accounting Policies” and Note 3 -“Securities” of the notes to consolidated financial statements included in Item 1 hereof for additional information about valuation of securities.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in FNCB’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact our consolidated financial condition or results of operations.

FNCB records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates may result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2016 and December 31, 2015, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2 – “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance FNCB adopted during the three months ended March 31, 2016 and new accounting guidance issued during the three months ended March 31, 2016, not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $1.1 million, or $0.07 per diluted common share, for the three months ended March 31, 2016, compared to $3.5 million, or $0.21 per diluted common share, for the three months ended March 31, 2015. The $2.4 million decrease in first quarter earnings primarily reflected a $2.1 million, or 61.1%, reduction in non-interest revenue and a provision for loan and lease losses of $0.7 million in 2016 compared to a credit for loan and lease losses of $0.5 million in 2015, partially offset by a $1.3 million, or 20.0%, increase in net interest income. Annualized return on average assets and return on average equity were 0.42% and 5.15%, respectively, for the three months ended March 31, 2016, compared to 1.45% and 26.34%, respectively, for three months ended March 31, 2015. FNCB paid a dividend of $0.02 per share to holders of our common stock during the first quarter of 2016. FNCB did not pay any dividends during the three months ended March 31, 2015.

Total assets were relatively stable, decreasing $5.6 million, or 0.5%, to $1.085 billion at March 31, 2016 from $1.091 billion at December 31, 2015. The change in total assets primarily reflected a $9.8 million, or 3.8%, increase in available-for-sale securities, which was more than offset by reductions of $5.4 million in loans, net of the ALLL, $2.4 million in FHLB of Pittsburgh stock, $1.3 million in OREO and $2.9 million in cash and cash equivalents. Total deposits grew $61.6 million, or 7.5%, to $883.1 million at March 31, 2016 from $821.5 million at December 31, 2015. The deposit growth was used to repay $61.3 million in advances through the FHLB of Pittsburgh.

In addition, on March 1, 2016, FNCB repaid in entirety $10.8 million in accrued interest that we had previously been deferring on the subordinated debentures (“Notes”) for the period September 1, 2010 through May 31, 2015. FNCB resumed regular quarterly interest payments on the Notes effective with the June 1, 2015 payment and has continued to make the quarterly interest payments going forward.

The increase in total deposits was due to a $53.2 million, or 8.0%, increase in interest-bearing deposits, coupled with an $8.4 million, or 5.4%, increase in non-interest-bearing demand deposits. The increase in interest-bearing deposits primarily reflected a $31.1 million increase in public funds following the release of state funding early in 2016, and a $7.6 million increase in money market accounts resulting from the attainment of a large municipal deposit relationship.

Total shareholders’ equity increased $5.9 million, or 6.8%, to $92.0 million at March 31, 2016 from $86.2 million at December 31, 2015. The capital improvement resulted primarily from a $5.0 million increase in accumulated other comprehensive income, which resulted from appreciation in the fair value of available-for-sale securities offset by the tax impact of the appreciation, coupled with net income for the first quarter of 2016 of $1.1 million.

For the remainder of 2016, management is focused on developing strategies aimed at improving long-term financial performance, creating process efficiencies following the core conversion, which occurred in the fourth quarter of 2015, and increasing the level of core deposits through collaboration between FNCB’s retail and commercial banking units, instituting a governmental banking unit and new deposit product offerings. One new product offering is the launch of the “WOW ME” checking account in the second quarter of 2016. This product will allow customers to earn an annual percentage yield (“APY”) of 2.00% on balances up to $10,000 and an APY of 0.50% on balances greater than $10,000 if they meet certain qualifications, including a monthly direct deposit, a minimum of 12 debit card or ACH transaction per month, and elect to have monthly statements delivered electronically.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using a marginal tax rate of 34.0% in order to equate the yield to that of taxable interest rates.

Net interest income on a tax-equivalent basis increased $1.2 million, or 19.4%, to $7.7 million for the three months ended March 31, 2016 from $6.5 million for the same three months of 2015. Tax-equivalent net interest income and net interest margin were largely impacted by growth in average earning assets, coupled with a reduction in the cost of funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent net interest margin improved 26 basis points to 3.11% during the three months ended March 31, 2016 from 2.85% for the same three months of 2015. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.04% for the three months ended March 31, 2016, an improvement of 31 basis points compared to 2.73% for the same period of 2015.

Interest income on a tax-equivalent basis increased $0.8 million, or 10.7%, to $8.7 million for the three-month period ended March 31, 2016 compared to $7.9 million in 2015. The increase was primarily related to an increase in average earning assets of $84.9 million, or 9.4%, as both the investment and loan portfolios exhibited significant growth. The average balance of total investment securities increased $59.1 million, or 29.8%, to $257.7 million for the three months ended March 31, 2016 compared to $198.6 million for the same three months of 2015. This increase resulted in a corresponding increase in interest income of $331 thousand. In addition, average loans grew $56.8 million, or 8.4%, to $731.6 million for the three months ended March 31, 2016 compared to $674.9 million, which resulted in additional interest income of $563 thousand. Specifically, average taxable loans grew $49.5 million, while the average balance of tax-exempt loans increased $7.3 million. The tax-equivalent yield on earning assets improved 4 basis points comparing the three months ended March 31, 2016. Despite the improvement, changes in the yields of earnings assets resulted in a $20 thousand decrease in tax-equivalent interest income as a reduction in loan yields more than offset increases in yields for investment securities and interest-bearing deposits in other banks. The tax-equivalent yield on the loan portfolio decreased 3 basis points to 3.91% in the first quarter of 2016 from 3.94% for the same quarter of 2015, which caused a corresponding decrease to tax-equivalent interest income of $44 thousand. The decrease in loan yields reflected competitive pressures for commercial loans within our market area and current promotions involving short-term residential mortgage products and indirect auto loans.

In addition, FNCB’s net interest income levels were positively impacted by a $0.4 million reduction in interest expense, which primarily reflected a substantial decrease in the cost of funds, partially offset by growth in average interest-bearing liabilities. The cost of funds decreased 27 basis points to 0.48% for the first quarter of 2016 from 0.75% for the same quarter of 2015, which resulted in a corresponding decrease in interest expense of $508 thousand. Causing the greatest impact to interest expense was a decrease in the cost of borrowed funds of 168 basis points which resulted from the modification of the interest rate on the Notes from 9.00% to 4.50% mid-2015, which contributed to a $462 thousand decrease in interest expense on borrowed funds. In addition, the cost of interest-bearing deposits decreased 7 basis points, which reflected decreases in time deposits, partially offset by an increase in the cost of interest-bearing demand deposits. Partially offsetting the positive effects of declines in funding costs was an $81.5 million, or 10.8%, increase in average interest-bearing liabilities. Average interest-bearing deposits grew $67.2 million, or 10.2%, comparing the first quarters of 2016 and 2015. In addition, average borrowed funds increased $14.3 million, or 14.5%.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table presents certain information about FNCB’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three month periods ended March 31, 2016 and 2015, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	March 31, 2016			March 31, 2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$683,198	$6,603	3.87%	$633,731	$6,148	3.88%
Loans-tax free (4)	48,433	555	4.58%	41,125	491	4.78%
Total loans (1)(2)	731,631	7,158	3.91%	674,856	6,639	3.94%
Securities-taxable	256,555	1,561	2.43%	194,268	1,154	2.38%
Securities-tax free	1,107	15	5.48%	4,283	76	7.10%
Total securities (1)(5)	257,662	1,576	2.45%	198,551	1,230	2.48%
Interest-bearing deposits in other banks	3,746	4	0.43%	34,708	21	0.24%
Total earning assets	993,039	8,738	3.52%	908,115	7,890	3.48%
Non-earning assets	110,728			72,990
Allowance for loan and lease losses	(8,770)			(11,514)
Total assets	$1,094,997			$969,591

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$422,203	206	0.20%	$328,438	120	0.15%
Savings deposits	93,593	16	0.07%	91,908	15	0.07%
Time deposits over $100,000	74,225	130	0.70%	116,674	210	0.72%
Other time deposits	135,348	290	0.86%	121,173	338	1.12%
Total interest-bearing deposits	725,369	642	0.35%	658,193	683	0.42%
Borrowed funds and other interest-bearing liabilities	113,386	364	1.28%	99,046	732	2.96%
Total interest-bearing liabilities	838,755	1,006	0.48%	757,239	1,415	0.75%
Demand deposits	146,994			132,316
Other liabilities	19,967			26,525
Shareholders' equity	89,281			53,511
Total liabilities and shareholder's equity	$1,094,997			$969,591
Net interest income/interest rate spread (6)		7,732	3.04%		6,475	2.73%
Tax equivalent adjustment		(194)			(193)
Net interest income as reported		$7,538			$6,282

Net interest margin (7)			3.11%			2.85%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2016 and 2015.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Quarter Ended March 31,
	2016 vs. 2015
	Increase (Decrease)
	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change
Interest Income:
Loans - taxable	$478	$(23)	$455
Loans - tax free	85	(21)	64
Total loans	563	(44)	519
Securities - taxable	378	29	407
Securities - tax free	(47)	(14)	(61)
Total securities	331	15	346
Interest-bearing deposits in other banks	(26)	9	(17)
Total interest income	868	(20)	848

Interest Expense:
Interest-bearing demand deposits	40	46	86
Savings deposits	-	1	1
Time deposits over $100,000	(78)	(2)	(80)
Other time deposits	43	(91)	(48)
Total interest-bearing deposits	5	(46)	(41)
Borrowed funds and other interest-bearing liabilities	94	(462)	(368)
Total interest expense	99	(508)	(409)
Net Interest Income	$769	$488	$1,257

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL by considering underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A credit to loan and lease losses reflects the reversal of amounts previously charged to the ALLL.

FNCB recorded a provision for loan and lease losses of $0.7 million for the three month period ended March 31, 2016, compared to a credit of $0.5 million for the three months ended March 31, 2015. The provision in the first quarter of 2016 reflected net charge offs of $0.9 million.

Non-interest Income

For the three months ended March 31, 2016 non-interest income totaled $1.3 million, a decrease of $2.1 million, or 61.1%, compared to $3.4 million for the same three months of 2015. The change resulted primarily from a decrease in net gains on the sale of securities of $2.1 million to $103 thousand in 2016 from $2.2 million in 2015. In addition, FNCB experienced a decrease of $40 thousand in other income, and a net loss of $5 thousand on the sale of OREO compared to a net gain of $5 thousand in 2015. Partially offsetting these decreases were increases in net gains on the sale of mortgage loans, service charges on deposits, loan-related fees and income from bank-owned life insurance of $28 thousand, $27 thousand, $17 thousand and $11 thousand, respectively.

Non-interest Expense

Non-interest expense remained relatively flat comparing the three months ended March 31, 2016 and 2015, increasing by only $22 thousand, or 0.3%. The increase primarily reflected an increase of $375 thousand, or 11.94%, in salaries and benefits expense, along with a $75 thousand increase in data processing expenses and a $39 thousand increase in equipment expense. The increase in salaries and benefits expense resulted from additions to staff, coupled with a 30.8% increase in health insurance costs. The recent conversion to a new core operating system in the fourth quarter of 2015 and other improvements to FNCB’s technology infrastructure caused the increase in data processing expense and equipment expense, specifically maintenance contract costs and depreciation. These increases were mostly offset by decreases in regulatory assessments of $172 thousand, or 42.0%, occupancy expenses of $140 thousand, insurance expenses of $70 thousand, expenses of other real estate owned of $54 thousand, and legal expenses of $43 thousand.

FNCB’s risk profile continued to improve throughout 2015, which contributed to the decreases in regulatory assessments of 42.0% and insurance expenses of 35.6%. During the second quarter of 2015, FNCB was notified by the FDIC that its risk category for FDIC assessments had improved to a risk category I, the lowest risk category from risk category II based upon its most recent regulatory examination. The change in risk categories became effective on February 1, 2015, and resulted in a reduction of FNCB’s initial base assessment rate for deposit insurance from 0.14 basis points to a range of 0.05 – 0.09 basis points. Additionally, in mid-2015, FNCB renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates, which led to the reduction in insurance expense for the three months ended March 31, 2016 as compared to the same period of 2015.

Provision for Income Taxes

FNCB recorded a provision for income tax expense of $226 thousand for the first quarter of 2016, compared to a credit for income tax expense related to alternative minimum tax of $62 thousand for the same quarter of 2015.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighs both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can objectively verified. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2016 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets, except for the amount established for charitable contribution carryovers, was not required at March 31, 2016. Management does not believe currently that enough positive evidence exists to remove the valuation allowance associated with charitable contribution carryovers. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT Credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Because FNCB is in a net deferred tax asset position, without regard to net operating loss carryovers, the reversal of existing temporary timing differences over the next 5 years makes it more likely than not that a portion of the charitable contribution carryovers will not be recognized. Accordingly, management believes a valuation allowance continues to be appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset.

FNCB recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities, calculates current and deferred tax provisions based on estimates and assumptions that could differ from actual results reflected in income tax returns filed during the subsequent year. Any adjustments required based on filed returns are recorded when identified in the subsequent year.

FINANCIAL CONDITION

Assets

Total assets decreased $5.6 million, or 0.5%, to $1.085 billion at March 31, 2016 from $1.091 billion at December 31, 2015. The change in assets resulted primarily from decreases in loans, net of the ALLL, of $5.4 million, cash and cash equivalents of $2.9 million, FHLB of Pittsburgh stock of $2.4 million, and OREO of $1.3 million, which were mostly offset by increases in available-for-sale securities of $9.8 million. Total deposits grew $61.6 million, or 7.5%, due primarily to the attainment of a new municipal deposit relationship, along with an influx of public deposits related to the release of government funds in early 2016. The deposit growth was used to repay borrowings from the FHLB of Pittsburgh, which declined $61.3 million, or 45.1%, when comparing March 31, 2016 and December 31, 2015.

In addition, accrued interest payable decreased $10.8 million, or 97.0%, as FNCB repaid in entirety all accrued interest we had previously been deferring on the Notes. The payment was funded by a dividend of $11.0 million from the Bank.

Cash and Cash Equivalents

Cash and cash equivalents declined $2.9 million, or 13.6%, to $18.2 million at March 31, 2016 from $21.1 million at December 31, 2015. FNCB paid a dividend of $0.02 per share to holders of our common stock during the first quarter of 2016.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment securities as either held-to-maturity or available for sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. Management determines the appropriate classification of investment securities at the time of purchase. At March 31, 2016 and December 31, 2015, all securities were classified as available-for-sale. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management and tax-planning strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh and FRB stocks, are carried at cost. FRB stock is included in other assets.

At March 31, 2016, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and fixed-rate taxable obligations of state and political subdivisions. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2016.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(in thousands)	2016	2015
Available-for-sale securities
Obligations of U.S. government agencies	$38,916	$44,043
Obligations of state and political subdivisions	87,558	75,407
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	21,859	22,269
Collateralized mortgage obligations - commerical	92,070	89,423
Residential mortgage-backed securities	18,552	18,098
Corporate debt securities	387	423
Negotiable certificates of deposit	3,222	3,162
Equity securities	959	948
Total	$263,523	$253,773

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. FNCB currently has $55.4 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management actions during the first quarter of 2016 reflected current tax planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

During the three months ended March 31, 2016, FNCB sold two of its available-for-sale U.S. government agency securities. The securities sold had an aggregate amortized cost of $6.1 million. Gross proceeds received totaled $6.2 million, with net gains of $103 thousand realized upon the sales and included in non-interest income.

Securities purchased during the first quarter of 2016 totaled $10.2 million comprised solely of taxable obligations of state and political subdivisions.

The following table presents the maturities of available-for-sale securities, based on carrying value at March 31, 2016 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	March 31, 2016
					Collateralized
					Mortgage
					Obligations and
	Within	>1 - 5	6 - 10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$20,968	$17,948	$-	$-	$-	$38,916
Yield		1.96%	2.31%				2.12%
Obligations of state and political subdivisions	-	1,547	83,720	2,291	-	-	87,558
Yield		2.23%	2.78%	4.39%			2.81%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	21,859	-	21,859
Yield					2.37%		2.37%
Collateralized mortgage obligations - commercial	-	-	-	-	92,070	-	92,070
Yield					2.25%		2.25%
Residential mortgage-backed securities	-	-	-	-	18,552	-	18,552
Yield					2.46%		2.46%
Corporate debt securities	-	-	-	387	-	-	387
Yield				1.24%			1.24%
Negotiable certificates of deposit	-	3,222	-	-	-	-	3,222
Yield		2.04%					2.04%
Equity securities	-	-	-	-	-	959	959
Yield						3.50%	3.50%
Total available-for-sale maturities	$-	$25,737	$101,668	$2,678	$132,481	$959	$263,523
Weighted average yield	0.00%	1.99%	2.70%	3.93%	2.30%	3.50%	2.44%

OTTI Evaluation

There was no OTTI recognized during the three months ended March 31, 2016 or 2015. For additional information regarding management’s evaluation of securities for OTTI, see Note 3 – “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $5.3 million and $7.7 million at March 31, 2016 and December 31, 2015, respectively. FRB stock of $1.3 million is included in Other Assets at March 31, 2016 and December 31, 2015. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at March 31, 2016.

Loans

During the first three months of 2016, FNCB experienced moderate demand for our retail lending products; however, payoffs related to several large commercial lending relationships outpaced demand for commercial lending products and resulted in a decrease in total loans of $5.5 million, or 0.8%, to $725.6 million at March 31, 2016 from $731.2 million at December 31, 2015.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 56.6% and 58.2% of total loans at March 31, 2016 and December 31, 2015.

From a collateral standpoint, a majority of FNCB’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), decreased $2.9 million, or 0.7%, to $430.8 million at March 31, 2016 from $433.7 million at December 31, 2015. The majority of the decrease was concentrated in commercial real estate loans, as several larger commercial real estate loans paid off during the quarter. Real estate secured loans as a percentage of total gross loans remained steady at 59.4% at March 31, 2016 as compared to 59.3% as of December 31, 2015.

Commercial and industrial loans decreased $7.3 million during the first quarter to $142.5 million at March 31, 2016 from $149.8 million at December 31, 2015. The decrease resulted primarily from the loss of an automobile floor plan relationship with a related party. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $2.7 million, or 1.1%, to $247.9 million at March 31, 2016 from $245.2 million at December 31, 2015. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. The increase reflected the conversion of several construction loans to permanent financing during the quarter, partially offset by payoffs on several large commercial relationships. Accordingly, construction, land acquisition and development loans decreased $10.4 million, or 33.8%, to $20.4 million at March 31, 2016 from $30.8 million at December 31, 2015. FNCB continues to monitor its exposure to this higher-risk portfolio segment.

Residential real estate loans totaled $136.2 million at March 31, 2016, an increase of $5.5 million, or 4.2%, from $130.7 million at December 31, 2015. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. During the first quarter of 2016, management continued a campaign to promote our “WOW” residential mortgage product, which resulted in $2.6 million or 7.3% increase in this product to $37.6 million at March 31, 2016 from $35.0 million at December 31, 2015. This product is a non-saleable mortgage with maturity terms of 7.5, 10 and 14.5 years that offers customers an attractive fixed interest rate, low closing cost and quicker close.

Consumer loans remained relatively stable, increasing only $0.4 million, or 0.3%, during the first three months of 2016 to $128.9 million at March 31, 2016 from $128.5 million at December 31, 2015. Loans to state and municipal governments increased $3.6 million, or 8.0%, to $49.7 million at March 31, 2016 from $46.1 million at December 31, 2015. The increase was attributable to new originations.

The following table summarizes loans receivable, net by category at March 31, 2016 and December 31, 2015:

Loan Portfolio Detail

	March 31,	December 31,
(in thousands)	2016	2015
Residential real estate	$136,254	$130,696
Commercial real estate	247,867	245,198
Construction, land acquisition and development	20,432	30,843
Commercial and industrial	142,511	149,826
Consumer	128,825	128,533
State and political subdivisions	49,759	46,056
Total loans, gross	725,648	731,152
Unearned income	(93)	(98)
Net deferred loan costs	2,603	2,662
Allowance for loan and lease losses	(8,635)	(8,790)
Loans, net	$719,523	$724,926

The following table presents industry concentrations within FNCB’s loan portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Automobile dealers	$37,948	5.23%	$34,594	4.73%
Retail space/shopping centers	34,238	4.72%	35,292	4.83%
Colleges and Universities	24,285	3.35%	18,540	2.54%
1-4 family residential investment properties	23,392	3.22%	18,957	2.59%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the loan review function, and our Loan Quality and the ALLL management committees, as well as oversight from the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Loan Quality Committee, which consists of key members of senior management, finance and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

A loan is considered impaired when it is probable that FNCB will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the analysis, all loans that are modified under a troubled debt restructuring (“TDRs”), loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. For collateral-dependent loans impairment is measured based on the fair value of the collateral supporting the loan. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation may be used including, current letters of intent, broker price opinions or executed agreements of sale. For non-collateral-dependent loans, impairment is measured based on the present value of expected future cash flows, net of any deferred fees and costs, discounted at the loan’s original effective interest rate.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the granting of a concession to the borrower are classified as TDRs and are considered to be impaired. Such concessions generally involve an extension of a loan’s stated maturity date, a reduction of the stated interest rate, payment modifications, capitalization of property taxes with respect to residential mortgage loans or a combination of these modifications. Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months, and management believes that collection of the remaining interest and principal is probable.

Non-performing loans are monitored on an ongoing basis as part of FNCB’s loan review process. Additionally, work-out efforts continue and are actively monitored for non-performing loans and OREO through the Loan Quality Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair value of the pledged collateral, less cost to sell.

Loans are placed on non-accrual when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This generally occurs when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. FNCB determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, all unpaid interest income is reversed and charged back against current earnings. Any subsequent cash payments received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts, with any excess treated as a recovery of lost interest. A non-accrual loan is returned to accrual status when the loan is current as to principal and interest payments, is performing according to contractual terms for six consecutive months and future payments are reasonably assured.

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in FNCB’s market area have appeared to stabilize, while employment conditions have shown substantial improvement. However, continued improvement of these metrics cannot be assured. Any weakening of economic and employment conditions could result in real estate devaluations which could negatively impact asset quality and, accordingly, cause an increase in the provision for loan and lease losses.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell. For FNCB’s calculations for real estate secured loans, a factor of 10% is generally utilized to estimate costs to sell, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, the difference between the fair value and the principal balance is charged off. For impaired loans for which the value of the collateral less costs to sell exceeds the loan value, the impairment is considered to be zero.

The following schedule reflects non-performing loans including non-performing TDRs, OREO and accruing TDRs at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(in thousands)	2016	2015
Non-accrual loans	$3,569	$3,788
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	3,569	3,788
Other real estate owned	1,806	3,154
Total non-performing loans and OREO	$5,375	$6,942

Accruing TDRs	$4,623	$4,982
Non-performing loans as a percentage of gross loans	0.49%	0.52%

Work-out efforts focused on the effective management and resolution of problem credits and the prompt and aggressive disposition of foreclosed properties continue to lead to improvement in FNCB’s asset quality throughout the first quarter of 2016. Total non-performing loans and OREO decreased $1.5 million, or 22.6%, to $5.4 million at March 31, 2016 from $6.9 million at December 31, 2015. FNCB’s ratio of non-performing loans to total gross loans improved to 0.49% at March 31, 2016 from 0.52% at December 31, 2015, as management continued to reduce the balance of non-accrual loans. FNCB’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity decreased to 5.8% at March 31, 2016 from 8.1% at December 31, 2015. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within our market area on an on-going basis in order to proactively address any collection-related issues.

TDRs at March 31, 2016 and December 31, 2015 were $5.5 million and $5.8 million, respectively. Accruing and non-accruing TDRs were $4.6 million and $0.9 million, respectively at March 31, 2016 and $5.0 million and $0.8 million, respectively at December 31, 2015. There were no loans modified as TDRs during the first three months of 2016.

The average balance of impaired loans was $7.8 million and $10.2 million for the three months ended March 31, 2016 and 2015, respectively. FNCB recorded $56 thousand and $70 thousand of interest income on impaired loans for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the changes in non-performing loans for the three months ended March 31, 2016 and 2015. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	March 31,
(in thousands)	2016	2015
Balance at January 1,	$3,788	$5,522
Loans newly placed on non-accrual	1,307	332
Changes in loans past due 90 days or more and still accruing	-	-
Loans transferred to OREO	(237)	(149)
Loans returned to performing status	-	-
Loans charged-off	(1,120)	(270)
Loan payments received	(169)	(251)
Balance at March 31,	$3,569	$5,184

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the quarter ended on March 31, 2016 and 2015 approximated $67 thousand and $91 thousand, respectively.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2016 and December 31, 2015:

Loan Delinquencies and Non-accrual Loans

	March 31,	December 31,
	2016	2015
Accruing:
30-59 days	0.22%	0.18%
60-89 days	0.11%	0.14%
90+ days	0.00%	0.00%
Non-accrual	0.49%	0.52%
Total delinquencies	0.82%	0.84%

The decrease in total delinquencies as a percentage of gross loans at March 31, 2016 was primarily due to a decrease in consumer loans 60-89 days past due and non-performing loans. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and is maintained at a level that is based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio.

As part of its evaluation, management considers qualitative and environmental factors, including, but not limited to:

•	changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	changes in the nature and volume of FNCB’s loan portfolio;
•	changes in FNCB’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	changes in the experience, ability and depth of FNCB’s management and staff;
•	changes in the quality of FNCB’s loan review system and the degree of oversight by FNCB’s Board of Directors;
•	changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, TDRs and other loan modifications;
•	the existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in FNCB’s current loan portfolio; and
•	analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

For purposes of its analysis, all loan relationships with an aggregate balance greater than $100 thousand that are rated substandard and non-accrual, identified as doubtful or loss, and all TDRs are considered impaired and are analyzed individually to determine the amount of impairment. Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired. FNCB utilizes the fair value of collateral method for collateral-dependent loans and TDRs for which repayment depends on the sale of collateral. For non-collateral-dependent loans and TDRs, FNCB measures impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. With regard to collateral-dependent loans, appraisals are received at least annually to ensure that impairment measurements reflect current market conditions. Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used. Only downward adjustments are made based on these supporting values. Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process. Sales costs are periodically reviewed and revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The Company’s ALLL consists of both specific and general components. At March 31, 2016, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $334 thousand, or 3.9%, of the total ALLL. A general allocation of $8.3 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.1% of the total ALLL of $8.6 million. The ratio of the ALLL to total loans at March 31, 2016 and December 31, 2015 was 1.19% and 1.20%, respectively, based on total loans of $725.6 million and $731.2 million, respectively.

Based on its evaluation of the ALLL, management established an unallocated reserve of $74 thousand at December 31, 2015. As part of its evaluation, management applies loss rates to each loan segment. These loss rates are based on historical loss experience for the previous twelve consecutive quarters, which had resulted in an overall negative historical loss factor and consequently negative provision for the commercial and industrial loan segment at December 31, 2015. Based on the risk characteristics inherent in this segment of the portfolio, management reversed the negative provision and established the unallocated reserve. As of March 31, 2016, the unallocated reserve had been reversed as the loss history for this segment is no longer negative.

The following table presents an allocation of the ALLL and percent of loans in each category at March 31, 2016 and December 31, 2015:

Allocation of the ALLL

	March 31, 2016		December 31, 2015
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,210	18.77%	$1,333	17.87%
Commercial real estate	3,291	34.16%	3,346	33.54%
Construction, land acquisition and development	653	2.82%	853	4.22%
Commercial and industrial	1,322	19.64%	1,205	20.49%
Consumer	1,379	17.76%	1,494	17.58%
State and political subdivision	780	6.85%	485	6.30%
Unallocated	-	0.00%	74	0.00%
Total	$8,635	100.00%	$8,790	100.00%

The following table presents an analysis of the ALLL category for the three months ended March 31, 2016 and 2015:

Reconciliation of the ALLL

	For the three months ended March 31,
(in thousands)	2016	2015
Balance at beginning of period	$8,790	$11,520
Charge-offs:
Residential real estate	24	68
Commercial real estate	251	-
Construction, land acquisition and development	-	-
Commercial and industrial	568	70
Consumer	305	139
State and political subdivisions	-	-
Total charge-offs	1,148	277
Recoveries of charged-off loans:
Residential real estate	1	6
Commercial real estate	1	2
Construction, land acquisition and development	-	-
Commercial and industrial	94	65
Consumer	201	122
State and political subdivisions	-	-
Total recoveries	297	195
Net charge-offs	851	82
Provision (credit) for loan and lease losses	696	(494)
Balance at end of period	$8,635	$10,944

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.12%	0.01%

Allowance for loan and lease losses as a percentage of gross loans at end of period	1.19%	1.63%

Other Real Estate Owned

At March 31, 2016, OREO consisted of 11 properties with an aggregate carrying value of $1.8 million, a decrease of $1.4 million from $3.2 million at December 31, 2015. FNCB foreclosed upon one property with a carrying value of $237 thousand during the three months ended March 31, 2016. There was one sale and one partial sale of one of properties with an aggregate carrying value of $1.6 million during the three months ended March 31, 2016, which resulted in net losses of $5 thousand. During the three months ended March 31, 2015, one property with a carrying value of $149 thousand was foreclosed upon. In addition, during the first quarter of 2015, there was one sale and one partial sale of properties with an aggregate carrying value of $23 thousand, which resulted in net gains on the sale of $5 thousand. The expenses related to maintaining OREO, net of any income from operation of the properties, and the subsequent write-down of property values related to declines in value subsequent to foreclosure amounted to $46 thousand for the three months ended March 31, 2016, compared to $100 thousand for the same period in 2015.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties.

The following table presents the activity in OREO for the three months ended March 31, 2016 and 2015:

Activity in OREO

	Three Months Ended March 31,
(in thousands)	2016	2015
Balance, beginning of period	$3,154	$2,255
Property foreclosures	237	149
Valuation adjustments	-	(12)
Carrying value of OREO sold	(1,585)	(23)
Balance, end of period	$1,806	$2,369

The following table presents a distribution of OREO at March 31, 2016 and December 31, 2015:

Distribution of OREO

	March 31,	December 31,
(in thousands)	2016	2015
Land / lots	$754	$785
Commercial real estate	788	2,342
Residential real estate	264	27
Total other real estate owned	$1,806	$3,154

Liabilities

Total liabilities were $0.993 billion at March 31, 2016, a decrease of $11.5 million, or 1.1%, from $1.004 billion at December 31, 2015. The increase in total deposits was due to a $53.2 million, or 8.0%, increase in interest-bearing deposits, coupled with an $8.4 million, or 5.4%, increase in non-interest-bearing demand deposits. The increase in interest-bearing deposits primarily reflected a $31.1 million increase in public funds following the release of state funding early in 2016, and a $7.6 million increase in money market accounts resulting primarily from the attainment of a large municipal deposit relationship. The increase in total deposits was used primarily to repay borrowings from the FHLB of Pittsburgh, which declined $61.3 million to $74.5 million at March 31, 2016 from $135.8 million at December 31, 2015. Additionally, accrued interest payable declined $10.8 million which represented the payment of previously deferred and accrued interest on the Notes.

Equity

Total shareholders’ equity increased $5.9 million, or 6.8%, to $92.0 million at March 31, 2016 from $86.2 million at December 31, 2015. Net income of $1.1 million, coupled with a $5.0 million increase in accumulated other comprehensive income were the primary factors leading to the capital improvement. The increase in accumulated other comprehensive income was attributed to appreciation in the fair value of securities held in the available-for-sale portfolio. Book value per common share was $5.57 at March 31, 2016 compared to $5.22 at December 31, 2015.

Liquidity

The term liquidity refers to the ability to generate sufficient amounts of cash to meet its cash flow needs. Liquidity is required to fulfill the borrowing needs of FNCB’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. FNCB’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. FNCB has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors FNCB’s liquidity position and fluctuations daily, so that we can adapt accordingly to market influences and balance sheet trends. Management also forecasts liquidity needs, performs stress tests on its liquidity levels and develops strategies to ensure adequate liquidity at all times.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are FNCB’s most liquid assets. At March 31, 2016, cash and cash equivalents totaled $18.2 million, a decrease of $2.9 million compared to $21.1 million at December 31, 2015. Cash outlays for operating activities used $8.7 million, which resulted primarily from the payment of previously deferred and accrued interest on the Notes. Additionally, net funds used in financing activities were $42 thousand, representing an increase in deposits from customers of $61.6 million and proceeds from FHLB term borrowings of $9.4 million, which were used almost entirely to repay overnight and term borrowings from the FHLB of $57.0 million and $13.7 million, respectively. Investing activities provided $5.9 million in net cash, which resulted primarily from decreases in net loans to customers and proceeds from the sale of other real estate owned.

Interest Rate Risk

Interest Rate Sensitivity

Market risk is the risk to earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. FNCB’s exposure to market risk is primarily interest rate risk associated with our lending, investing and deposit gathering activities, all of which are other than trading. Changes in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. In addition, variations in interest rates affect the underlying economic value of our assets, liabilities and off-balance sheet items.

Asset and Liability Management

FNCB manages these objectives through its Asset and Liability Management Committee (“ALCO”) and its Rate and Liquidity and Investment Committees, which consist of certain members of senior management and certain members of the finance department. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  The major objectives of ALCO are to:

●	manage exposure to changes in the interest rate environment by limiting the changes in net interest margin to an acceptable level within a reasonable range of interest rates;
●	ensure adequate liquidity and funding;
●	maintain a strong capital base; and
●	maximize net interest income opportunities.

ALCO monitors FNCB’s exposure to changes in net interest income over both a one-year planning horizon and a longer-term strategic horizon. ALCO uses net interest income simulations and economic value of equity (“EVE”) simulations as the primary tools in measuring and managing FNCB’s position and considers balance sheet forecasts, our liquidity position, the economic environment, anticipated direction of interest rates and FNCB’s earnings sensitivity to changes in these rates in its modeling. In addition, ALCO has established policy tolerance limits for acceptable negative changes in net interest income. Furthermore, as part of its ongoing monitoring, ALCO has been enhanced to require periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques.

Earnings at Risk and Economic Value at Risk Simulations

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income under various interest rate scenarios. Specifically, given the current market rates, ALCO looks at “earnings at risk” to determine anticipated changes in net interest income from a base case scenario with scenarios of +200, +400, and -100 basis points for simulation purposes. The simulation takes into consideration that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).

Economic Value at Risk

While earnings-at-risk simulation measures the short-term risk in the balance sheet, economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from FNCB’s existing assets and liabilities. ALCO examines this ratio regularly, and given the current rate environment, has utilized rate shocks of +200, +400, and -100 basis points for simulation purposes. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	Asset and liability levels using March 31, 2016 as a starting point;
●	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2016 levels:

	Rates +200				Rates +400				Rates -100
	Simulation Results		Policy Limit		Simulation Results		Policy Limit		Simulation Results		Policy Limit
Earnings at risk:
Percent change in net interest income	(3.6%	)	(10.0%	)	(6.8%	)	(20.0%	)	(2.2%	)	(5.0%	)

Economic value at risk:
Percent change in economic value of equity	(8.6%	)	(20.0%	)	(16.7%	)	(35.0%	)	(6.4%	)	(10.0%	)

Under the model, FNCB’s net interest income and economic value of equity are expected to decrease 3.6% and 8.6%, respectively, under a 200 basis point interest rate shock. Model results at December 31, 2015 were comparable and indicated net interest income and economic value of equity were expected to decrease 3.2% and 11.2%, respectively, given a +200 basis point rate shock.

This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2016 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2016 was $61 thousand, or 0.8%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

Off-Balance Sheet Arrangements

In the normal course of operations, FNCB engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our consolidated financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions would be used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the three months ended March 31, 2016, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first three months of 2016.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2015.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2016.

There were no changes made to FNCB’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of March 31, 2016 $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against the Company and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, the Company and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by the Company and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to the Company and the Bank under the insurance policy. At this time, the matter is in the discovery stage and FNCB cannot reasonably determine the outcome or potential range of loss, if any, in connection with this matter.

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  On December 17, 2015, the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiff Charles Saxe, III individually and on behalf of all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies.

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

FNCB has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, claims to enforce liens, condemnation proceedings on properties in which FNCB holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of FNCB.

Item 1A — Risk Factors.

Management of FNCB does not believe there have been any material changes in the risk factors that were previously disclosed in FNCB’s Form 10-K for the year ending December 31, 2015.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated May 19, 2010 — filed as Exhibit 3.1 to FNCB’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to FNCB’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 12, 2013, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014, is hereby incorporated by reference.

EXHIBIT 4.2

Form of Amended and Restated Subordinated Note — filed as Exhibit 4.2 to FNCB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, is hereby incorporated by reference.

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

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: May 6, 2016	By:	/s/ Steven R. Tokach
Steven R. Tokach
President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 6, 2016	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer