Form 10-Q
period 2016-06-30
FIRST NATIONAL COMMUNITY BANCORP INC
filed 2016-08-05
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,590,292 shares
(Title of Class)	(Outstanding at August 5, 2016)

Part I - Financial Information

Item 1 - Financial Statements

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2016	2015
Assets
Cash and cash equivalents:
Cash and due from banks	$15,847	$19,544
Interest-bearing deposits in other banks	1,825	1,539
Total cash and cash equivalents	17,672	21,083
Securities available for sale, at fair value	262,190	253,773
Stock in Federal Home Loan Bank of Pittsburgh, at cost	5,219	6,344
Loans held for sale	563	683
Loans, net of allowance for loan and lease losses of $8,559 and $8,790	725,161	724,926
Bank premises and equipment, net	10,793	11,193
Accrued interest receivable	2,511	2,475
Intangible assets	55	137
Bank-owned life insurance	29,670	29,381
Other real estate owned	1,628	3,154
Net deferred tax assets	23,327	27,807
Other assets	8,749	9,662
Total assets	$1,087,538	$1,090,618

Liabilities
Deposits:
Demand (non-interest-bearing)	$144,082	$154,531
Interest-bearing	691,751	667,015
Total deposits	835,833	821,546
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	120,771	135,802
Subordinated debentures	14,000	14,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	145,081	160,112
Accrued interest payable	311	11,165
Other liabilities	10,813	11,617
Total liabilities	992,038	1,004,440

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2016 and December 31, 2015
Issued and outstanding: 0 shares at June 30, 2016 and December 31, 2015	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2016 and December 31, 2015
Issued and outstanding: 16,586,868 shares at June 30, 2016 and 16,514,245 shares at December 31, 2015	20,734	20,643
Additional paid-in capital	62,210	62,059
Retained earnings	5,820	3,714
Accumulated other comprehensive income (loss)	6,736	(238)
Total shareholders' equity	95,500	86,178
Total liabilities and shareholders’ equity	$1,087,538	$1,090,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$7,032	$6,475	$14,001	$12,947
Interest and dividends on securities:
U.S. government agencies	900	1,012	1,830	1,983
State and political subdivisions, tax-free	11	22	21	72
State and political subdivisions, taxable	624	97	1,159	123
Other securities	94	82	190	239
Total interest and dividends on securities	1,629	1,213	3,200	2,417
Interest on interest-bearing deposits in other banks	2	11	6	32
Total interest income	8,663	7,699	17,207	15,396
Interest expense
Interest on deposits	663	643	1,305	1,326
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	167	119	315	239
Interest on subordinated debentures	159	565	318	1,128
Interest on junior subordinated debentures	61	51	118	100
Total interest on borrowed funds	387	735	751	1,467
Total interest expense	1,050	1,378	2,056	2,793
Net interest income before provision (credit) for loan and lease losses	7,613	6,321	15,151	12,603
Provision (credit) for loan and lease losses	396	345	1,092	(149)
Net interest income after provision (credit) for loan and lease losses	7,217	5,976	14,059	12,752
Non-interest income
Deposit service charges	717	745	1,418	1,419
Net gain on the sale of securities	857	74	960	2,298
Net gain on the sale of mortgage loans held for sale	71	16	139	56
Net gain (loss) on the sale of other real estate owned	2	11	(3)	16
Loan-related fees	95	106	202	196
Income from bank-owned life insurance	143	135	289	270
Legal settlements	-	184	-	184
Other	209	274	420	525
Total non-interest income	2,094	1,545	3,425	4,964
Non-interest expense
Salaries and employee benefits	3,589	3,203	7,103	6,342
Occupancy expense	329	532	822	1,165
Equipment expense	425	442	848	826
Advertising expense	172	159	265	249
Data processing expense	494	501	1,017	949
Regulatory assessments	193	99	430	508
Bank shares tax	252	218	493	435
Expense of other real estate owned	194	147	240	247
Legal expense	86	88	206	251
Professional fees	272	286	559	587
Insurance expense	125	202	253	400
Other operating expenses	894	803	1,593	1,503
Total non-interest expense	7,025	6,680	13,829	13,462
Income before income taxes	2,286	841	3,655	4,254
Income tax expense (benefit)	661	22	887	(40)
Net income	$1,625	$819	$2,768	$4,294

Earnings per share
Basic	$0.10	$0.05	$0.17	$0.26
Diluted	$0.10	$0.05	$0.17	$0.26

Cash dividends declared per common share	$0.02	$-	$0.04	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,549,169	16,500,945	16,534,464	16,495,558
Diluted	16,549,169	16,500,945	16,534,464	16,495,558

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$1,625	$819	$2,768	$4,294
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	3,818	(2,482)	11,527	996
Taxes	(1,298)	844	(3,919)	(338)
Net of tax amount	2,520	(1,638)	7,608	658

Reclassification adjustment for gains included in net income	(857)	(74)	(960)	(2,298)
Taxes	291	25	326	781
Net of tax amount	(566)	(49)	(634)	(1,517)

Total other comprehensive income (loss)	1,954	(1,687)	6,974	(859)

Comprehensive income (loss)	$3,579	$(868)	$9,742	$3,435

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2016 and 2015
(unaudited)

				Accumulated	Accumulated
	Number		Additional	(Deficit) /	Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398
Net income for the period	-	-	-	4,294	-	4,294
Common shares issued under long-term incentive compensation plan	16,526	21	(21)	-	-	-
Restricted stock awards	-	-	110	-	-	110
Other comprehensive loss, net of tax of $443	-	-	-	-	(859)	(859)
Balances, June 30, 2015	16,500,945	$20,626	$61,870	$(27,832)	$279	$54,943

Balances, December 31, 2015	16,514,245	$20,643	$62,059	$3,714	$(238)	$86,178
Net income for the period	-	-	-	2,768	-	2,768
Cash dividends declared, $0.04 per share	-	-	-	(662)	-	(662)
Common shares issued under long-term incentive compensation plan	52,848	66	(66)	-	-	-
Restricted stock awards	-	-	129	-	-	129
Common shares issued through dividend reinvestment / optional cash purchase plan	19,775	25	88	-	-	113
Other comprehensive income, net of tax of $3,593	-	-	-	-	6,974	6,974
Balances, June 30, 2016	16,586,868	$20,734	$62,210	$5,820	$6,736	$95,500

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Operating activities:
Net income	$2,768	$4,294
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Investment securities amortization, net	578	902
Equity in trust	(4)	(3)
Depreciation and amortization	1,340	786
Stock-based compensation expense	129	110
Provision (credit) for loan and lease losses	1,092	(149)
Valuation adjustment for off-balance sheet commitments	(49)	(56)
Gain on the sale of available-for-sale securities	(960)	(2,298)
Gain on the sale of loans held for sale	(139)	(56)
Loss (gain) on the sale of other real estate owned	3	(16)
Valuation adjustment of other real estate owned	138	130
Income from bank-owned life insurance	(289)	(270)
Proceeds from the sale of loans held for sale	3,449	1,559
Funds used to originate loans held for sale	(3,189)	(1,038)
Deferred income tax expense	887	-
Increase in interest receivable	(36)	(99)
Decrease in prepaid expenses and other assets	862	202
(Decrease) increase in interest payable	(10,854)	1,082
Decrease in accrued expenses and other liabilities	(763)	(2,097)
Total adjustments	(7,805)	(1,311)
Net cash (used in) provided by operating activities	(5,037)	2,983

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale securities	2,978	5,509
Proceeds from the sale of securities available for sale	32,588	73,460
Purchases of securities available for sale	(33,035)	(86,425)
Redemption of the stock of the Federal Home Loan Bank of Pittsburgh	1,125	119
Net increase in loans to customers	(2,137)	(14,487)
Proceeds from the sale of other real estate owned	1,630	552
Proceeds from the sale of bank premises and equipment	-	2
Purchases of bank premises and equipment	(230)	(674)
Net cash provided by (used in) investing activities	2,919	(21,944)

Cash flows from financing activities:
Net increase in deposits	14,287	70,032
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	13,780	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	25,307	65,565
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(54,118)	(68,988)
Principal reduction on subordinated debentures	-	(11,000)
Proceeds from issuance of common shares	113	-
Cash dividends paid	(662)	-
Net cash (used in) provided by financing activities	(1,293)	55,609
Net (decrease) increase in cash and cash equivalents	(3,411)	36,648
Cash and cash equivalents at beginning of period	21,083	35,667
Cash and cash equivalents at end of period	$17,672	$72,315

Supplemental cash flow information
Cash paid during the period for:
Interest	$12,910	$1,711
Income taxes	-	22
Other transactions:
Principal balance of loans transferred to other real estate owned	237	149
Change in deferred gain on sale of other real estate owned	8	2

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.     Basis of Presentation

On June 30, 2016, First National Community Bancorp, Inc., the parent company of First National Community Bank, announced that following receipt of required regulatory approvals from the Pennsylvania Department of Banking and Securities, First National Community Bank had completed a charter conversion from a national bank to a Pennsylvania state bank and, as a result of the conversion, First National Community Bank changed its legal name to FNCB Bank. Both the charter conversion and legal name change became effective June 30, 2016.

The consolidated financial statements are comprised of the accounts of First National Community Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the six months ended June 30, 2016, may not be indicative of future results of operations and financial position.

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

Note 2.     New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Specifically, the amendments in this Update will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings association, credit union and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (SEC) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, FNCB will adopt this guidance on January 1, 2020, and is currently evaluating the effect this guidance may have on its operating results or financial position.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2015 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the period ended March 31, 2016 for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s securities at June 30, 2016 and December 31, 2015:

	June 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$12,159	$565	$-	$12,724
Obligations of state and political subdivisions	97,248	4,958	-	102,206
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	20,339	675	1	21,013
Collateralized mortgage obligations - commercial	99,619	3,242	-	102,861
Residential mortgage-backed securities	17,936	821	-	18,757
Corporate debt securities	500	-	80	420
Negotiable certificates of deposit	3,173	75	-	3,248
Equity securities	1,010	-	49	961
Total available-for-sale securities	$251,984	$10,336	$130	$262,190

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$43,787	$256	$-	$44,043
Obligations of state and political subdivisions	75,401	428	422	75,407
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	22,162	116	9	22,269
Collateralized mortgage obligations - commercial	89,900	124	601	89,423
Residential mortgage-backed securities	18,201	58	161	18,098
Corporate debt securities	500	-	77	423
Negotiable certificates of deposit	3,173	-	11	3,162
Equity securities	1,010	-	62	948
Total available-for-sale securities	$254,134	$982	$1,343	$253,773

At June 30, 2016 and December 31, 2015, securities with a carrying amount of $260.8 million and $252.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of FNCB’s available-for-sale debt securities at June 30, 2016 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	June 30, 2016
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$-	$-
After one year through five years	21,761	22,627
After five years through ten years	87,033	91,578
After ten years	4,286	4,393
Collateralized mortgage obligations	119,958	123,874
Residential mortgage-backed securities	17,936	18,757
Total	$250,974	$261,229

Gross proceeds from the sale of available-for-sale securities were $26.4 million and $32.6 million for the three and six months ended June 30, 2016, respectively, with gross gains of $857 thousand and $960 thousand, respectively realized upon the sales. There were no losses realized upon the sales for the three and six months ended June 30, 2016.

Gross proceeds from the sale of available-for-sale securities were $37.6 million and $73.5 million, respectively, for the three and six months ended June 30, 2015, with gross gains of $78 thousand and $2.3 million, respectively, realized upon the sale. FNCB realized gross losses of $4 thousand upon the sales for both the three and six months ended June 30, 2015.

The following tables present the number of, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at June 30, 2016 and December 31, 2015:

June 30, 2016
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of US government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	-	-	-	-	-	-	-	-	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	2	335	1	2	335	1
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	-
Corporate debt securities	-	-	-	1	420	80	1	420	80
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	951	49	1	951	49
Total	-	$-	$-	4	$1,706	$130	4	$1,706	$130

	December 31, 2015
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	31	33,022	419	1	264	3	32	33,286	422
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	5,738	9	-	-	-	4	5,738	9
Collateralized mortgage obligations - commercial	16	67,969	601	-	-	-	16	67,969	601
Residential mortgage-backed securities	7	16,779	161	-	-	-	7	16,779	161
Corporate debt securities	-	-	-	1	423	77	1	423	77
Negotiable certificates of deposit	12	2,913	11	-	-	-	12	2,913	11
Equity securities	-	-	-	1	938	62	1	938	62
Total	70	$126,421	$1,201	3	$1,625	$142	73	$128,046	$1,343

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

There were four securities in an unrealized loss position at June 30, 2016, including two securities issued by a U.S. government-sponsored agency, one corporate bond, and one equity security. All four securities were in an unrealized loss position for greater than 12 months. Management performed a review of the fair values of all securities in an unrealized loss position as of June 30, 2016 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or other events or circumstances that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2016. FNCB does not intend to sell the securities nor is it more likely than not that it will be required to sell the securities prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at June 30, 2016.

Investments in FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia (“FRB”) stock, which have limited marketability, are carried at cost and totaled $6.6 million and $7.7 million at June 30, 2016 and December 31, 2015, respectively. FRB stock of $1.3 million is included in Other Assets at June 30, 2016 and December 31, 2015. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB stock at June 30, 2016.

Note 4. Loans

The following table summarizes loans receivable, net, by category at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(in thousands)	2016	2015
Residential real estate	$136,483	$130,696
Commercial real estate	244,282	245,198
Construction, land acquisition and development	23,261	30,843
Commercial and industrial	153,990	149,826
Consumer	125,321	128,533
State and political subdivisions	48,037	46,056
Total loans, gross	731,374	731,152
Unearned income	(102)	(98)
Net deferred loan costs	2,448	2,662
Allowance for loan and lease losses	(8,559)	(8,790)
Loans, net	$725,161	$724,926

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain related parties of executive officers and directors. For more information about related party transactions, refer to Note 6 – “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the three months and six months ended June 30, 2016, one-to four-family mortgages sold on the secondary market were $1.6 million and $3.3 million, respectively. FNCB retains servicing rights on these mortgages. At June 30, 2016 and December 31, 2015, there were $563 thousand and $683 thousand in one-to four-family residential mortgage loans held for sale, respectively.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the six months ended June 30, 2016. Refer to Note 2 to FNCB’s consolidated financial statements included in the 2015 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three and six months ended June 30, 2016 and 2015:

	Real Estate
			Construction,
			Land
			Acquisition	Commercial		State and
	Residential	Commercial	and	and		Political
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended June 30, 2016:
Allowance for loan losses:

Beginning balance, April 1, 2016	$1,210	$3,291	$653	$1,322	$1,379	$780	$-	$8,635
Charge-offs	-	-	-	(496)	(213)	-	-	(709)
Recoveries	1	2	9	118	107	-	-	237
Provisions (credits)	(112)	(198)	55	621	77	(47)	-	396
Ending balance, June 30, 2016	$1,099	$3,095	$717	$1,565	$1,350	$733	$-	$8,559

Three months ended June 30, 2015:
Allowance for loan losses:

Beginning balance, April 1, 2015	$1,531	$4,331	$764	$1,998	$1,698	$583	$39	$10,944
Charge-offs	(1)	(912)	(6)	(72)	(201)	-	-	(1,192)
Recoveries	5	16	-	102	108	-	-	231
Provisions (credits)	(51)	606	20	(150)	38	(79)	(39)	345
Ending balance, June 30, 2015	$1,484	$4,041	$778	$1,878	$1,643	$504	$-	$10,328

Six months ended June 30, 2016:
Allowance for loan losses:

Beginning balance, January 1, 2016	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790
Charge-offs	(24)	(251)	-	(1,064)	(518)	-	-	(1,857)
Recoveries	2	3	9	212	308	-	-	534
Provisions (credits)	(212)	(3)	(145)	1,212	66	248	(74)	1,092
Ending balance, June 30, 2016	$1,099	$3,095	$717	$1,565	$1,350	$733	$-	$8,559

Six months ended June 30, 2015:
Allowance for loan losses:

Beginning balance, January 1, 2015	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520
Charge-offs	(69)	(912)	(6)	(142)	(340)	-	-	(1,469)
Recoveries	11	18	-	167	230	-	-	426
Provisions (credits)	(230)	272	119	(251)	80	(94)	(45)	(149)
Ending balance, June 30, 2015	$1,484	$4,041	$778	$1,878	$1,643	$504	$-	$10,328

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at June 30, 2016 and December 31, 2015:

	Real Estate
			Construction,
			Land
			Acquisition	Commercial		State and
	Residential	Commercial	and	and		Political
(in thousands)	Real Estate	Real Estate	Development	Industrial	Consumer	Subdivisions	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$4	$269	$-	$-	$1	$-	$-	$274
Collectively evaluated for impairment	1,095	2,826	717	1,565	1,349	733	-	8,285
Total	$1,099	$3,095	$717	$1,565	$1,350	$733	$-	$8,559

Loans receivable:
Individually evaluated for impairment	$2,108	$3,047	$398	$283	$300	$-	$-	$6,136
Collectively evaluated for impairment	134,375	241,235	22,863	153,707	125,021	48,037	-	725,238
Total	$136,483	$244,282	$23,261	$153,990	$125,321	$48,037	$-	$731,374

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$92	$287	$1	$-	$1	$-	$-	$381
Collectively evaluated for impairment	1,241	3,059	852	1,205	1,493	485	74	8,409
Total	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790

Loans receivable:
Individually evaluated for impairment	$2,930	$3,831	$646	$203	$351	$-	$-	$7,961
Collectively evaluated for impairment	127,766	241,367	30,197	149,623	128,182	46,056	-	723,191
Total	$130,696	$245,198	$30,843	$149,826	$128,533	$46,056	$-	$731,152

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at June 30, 2016 and December 31, 2015:

	Credit Quality Indicators
	June 30, 2016
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$24,438	$383	$533	$-	$-	$25,354	$110,336	$793	$111,129	$136,483
Commercial real estate	230,718	6,267	7,297	-	-	244,282	-	-	-	244,282
Construction, land acquisition and development	14,497	352	4,620	-	-	19,469	3,786	6	3,792	23,261
Commercial and industrial	146,271	858	2,180	-	-	149,309	4,681	-	4,681	153,990
Consumer	2,873	2	38	-	-	2,913	122,224	184	122,408	125,321
State and political subdivisions	41,754	5,891	392	-	-	48,037	-	-	-	48,037
Total	$460,551	$13,753	$15,060	$-	$-	$489,364	$241,027	$983	$242,010	$731,374

	Credit Quality Indicators
	December 31, 2015
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$21,018	$449	$984	$-	$-	$22,451	$107,204	$1,041	$108,245	$130,696
Commercial real estate	225,850	11,356	7,992	-	-	245,198	-	-	-	245,198
Construction, land acquisition and development	23,946	358	5,137	-	-	29,441	1,402	-	1,402	30,843
Commercial and industrial	142,242	595	2,209	-	-	145,046	4,775	5	4,780	149,826
Consumer	2,747	9	39	-	-	2,795	125,392	346	125,738	128,533
State and political subdivisions	45,464	120	472	-	-	46,056	-	-	-	46,056
Total	$461,267	$12,887	$16,833	$-	$-	$490,987	$238,773	$1,392	$240,165	$731,152

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $2.7 million and $3.8 million at June 30, 2016 and December 31, 2015, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at June 30, 2016 and December 31, 2015.

The following tables present the delinquency status of past due and non-accrual loans at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$135,136	$285	$109	$-	$135,530
Commercial real estate	242,608	118	592	-	243,318
Construction, land acquisition and development	22,856	18	90	-	22,964
Total real estate	400,600	421	791	-	401,812

Commercial and industrial	153,315	317	17	-	153,649

Consumer	123,997	908	232	-	125,137

State and political subdivisions	48,037	-	-	-	48,037
Total performing (accruing) loans	725,949	1,646	1,040	-	728,635

Non-accrual loans:
Real estate:
Residential real estate	403	3	21	526	953
Commercial real estate	176	-	108	680	964
Construction, land aquisition and development	291	-	-	6	297
Total real estate	870	3	129	1,212	2,214

Commercial and industrial	-	260	25	56	341

Consumer	68	8	11	97	184

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	938	271	165	1,365	2,739

Total loans receivable	$726,887	$1,917	$1,205	$1,365	$731,374

	December 31, 2015
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$129,206	$51	$225	$-	$129,482
Commercial real estate	243,168	53	286	-	243,507
Construction, land acquisition and development	30,475	26	-	-	30,501
Total real estate	402,849	130	511	-	403,490

Commercial and industrial	149,329	236	66	-	149,631

Consumer	126,760	994	433	-	128,187

State and political subdivisions	46,056	-	-	-	46,056
Total peforming (accruing) loans	724,994	1,360	1,010	-	727,364

Non-accrual loans:
Real estate:
Residential real estate	923	99	44	148	1,214
Commercial real estate	1,576	-	115	-	1,691
Construction, land acquisition and development	342	-	-	-	342
Total real estate	2,841	99	159	148	3,247

Commercial and industrial	98	-	-	97	195

Consumer	69	21	3	253	346

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	3,008	120	162	498	3,788

Total loans receivable	$728,002	$1,480	$1,172	$498	$731,152

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2016 and December 31, 2015. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.6 million at June 30, 2016 and $0.8 million at December 31, 2015.

	June 30, 2016
		Unpaid
	Recorded	Principal	Related
(in thousands)	Recorded Investment	Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$815	$899	$-
Commercial real estate	1,132	2,154	-
Construction, land acquisition and development	398	793	-
Total real estate	2,345	3,846	-

Commercial and industrial	283	505	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	2,628	4,351	-

With a related allowance recorded:
Real estate:
Residential real estate	1,293	1,293	4
Commercial real estate	1,915	1,915	269
Construction, land acquisition and development	-	-	-
Total real estate	3,208	3,208	273

Commercial and industrial	-	-	-

Consumer	300	300	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	3,508	3,508	274

Total impaired loans:
Real estate:
Residential real estate	2,108	2,192	4
Commercial real estate	3,047	4,069	269
Construction, land acquisition and development	398	793	-
Total real estate	5,553	7,054	273

Commercial and industrial	283	505	-

Consumer	300	300	1

State and political subdivisions	-	-	-
Total impaired loans	$6,136	$7,859	$274

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,042	$1,138	$-
Commercial real estate	1,850	2,868	-
Construction, land acquisition and development	470	844	-
Total real estate	3,362	4,850	-

Commercial and industrial	124	156	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,486	5,006	-

With a related allowance recorded:
Real estate:
Residential real estate	1,888	1,888	92
Commercial real estate	1,981	1,981	287
Construction, land acquisition and development	176	176	1
Total real estate	4,045	4,045	380

Commercial and industrial	79	79	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,475	4,475	381

Total impaired loans:
Real estate:
Residential real estate	2,930	3,026	92
Commercial real estate	3,831	4,849	287
Construction, land acquisition and development	646	1,020	1
Total real estate	7,407	8,895	380

Commercial and industrial	203	235	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans	$7,961	$9,481	$381

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$2,278	$22	$2,666	$31	$2,577	$48	$2,782	$64
Commercial real estate	3,279	23	6,601	28	3,531	46	6,584	58
Construction, land acquisition and development	411	1	343	5	488	4	346	9
Total real estate	5,968	46	9,610	64	6,596	98	9,712	131

Commercial and industrial	343	1	30	-	390	2	30	-

Consumer	349	3	357	3	349	6	358	6

State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$6,660	$50	$9,997	$67	$7,335	$106	$10,100	$137

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $59 thousand and $127 thousand for the three and six months ended June 30, 2016, respectively, and $96 thousand and $187 thousand for the three and six months ended June 30, 2015.

Troubled Debt Restructured Loans

TDRs at June 30, 2016 and December 31, 2015 were $4.9 million and $5.8 million, respectively. Accruing and non-accruing TDRs were $4.0 million and $0.9 million, respectively at June 30, 2016, and $5.0 million and $0.8 million, respectively at December 31, 2015. Approximately $274 thousand and $295 thousand in specific reserves have been established for TDRs as of June 30, 2016 and December 31, 2015, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2016.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the six months ended June 30, 2016. The following table shows the pre- and post- modification recorded investment in loans modified as TDRs during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	3	$154	$171	5	$810	$827
Commercial real estate	1	1,654	742	1	1,654	742
Construction, land acquisition and development	-	-	-	1	96	96
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	4	$1,808	$913	7	$2,560	$1,665

The following table presents the types of modifications made during the three and six months ended June 30, 2015:

	Three months ended June 30, 2015				Six months ended June 30, 2015
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Principal Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Principal Forbearance	Total Modifications
Types of modification:
Residential real estate	$53	$118	$-	$171	$709	$118	$-	$827
Commercial real estate	-	-	1,654	1,654	-	-	1,654	1,654
Construction, land acquisition and development	-	-	-	-	96	-	-	96
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-	-
Total modifications	$53	$118	$1,654	$1,825	$805	$118	$1,654	$2,577

Although the seven loans modified as TDRs during the six months ended June 30, 2015 did not result in an increase to the specific reserve in the ALLL at June 30, 2015, charge-offs resulting from the modified TDRs totaled $912 thousand for the six months ended June 30, 2015.

There was one residential real estate loan modified as a TDR within the previous 12 months which defaulted (defined as past due 90 days) during the three months ended June 30, 2016. This loan had a recorded investment of $37 thousand at June 30, 2016. There were three residential real estate loans with an aggregate recorded investment of $145 thousand that were modified as TDRs within the previous 12 months which defaulted during the six months ended June 30, 2016. For impairment determination purposes, these three TDRs were considered collateral-dependent loans at June 30, 2016. These TDRs had no impact on the allowance for loan and lease losses at June 30, 2016, as the fair value of the underlying collateral, less estimated cost to sell, exceeded the respective recorded investment for each of these TDRs. There was one TDR with a recorded investment of $3.5 million that defaulted during the three and six months ended June 30, 2015, however the default did not occur within 12 months of the original modification.

There were five consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $162 thousand that were in the process of foreclosure at June 30, 2016. There was one residential real estate property with a carrying value of $237 thousand that was foreclosed upon during the six months ended June 30, 2016. There were three residential real estate properties with an aggregate carrying value of $268 thousand included in OREO at June 30, 2016, and two residential real estate properties with an aggregate carrying value of $41 thousand included in OREO at December 31, 2015.

Note 5. Income Taxes

The following table presents a reconciliation between the effective income tax expense (benefit) and the income tax expense that would have been provided at the federal statutory tax rate of 34.0% for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016			2015
(in thousands)	Amount	%	Amount	%	Amount	%		Amount	%
Provision at statutory tax rates	$777	34.00%	$286	34.00%	$1,243	34.00%		$1,446	34.00%
Add (deduct):
Tax effects of non-taxable income	(125)	(5.47% )	(119)	(14.13% )	(253)	(6.92%	)	(246)	(5.78%	)
Non-deductible interest expense	3	0.13%	3	0.36%	5	0.14%		5	0.12%
Bank-owned life insurance	(49)	(2.13% )	(46)	(5.46% )	(98)	(2.69%	)	(92)	(2.16%	)
Change in valuation allowance	-	0.00%	-	0.00%	(8)	(0.22%	)	-	0.00%
Other items, net	55	2.38%	(102)	(12.16% )	(2)	(0.04%	)	(1,154)	(27.13%	)
Income tax provision (benefit)	$661	28.92%	$22	2.62%	$887	24.27%		$(40)	(0.94%	)

As of June 30, 2016, FNCB had $55.6 million of net operating loss carryovers resulting in deferred tax assets of $18.9 million. Beginning in 2030, these net operating loss carryovers will expire if not utilized. As of December 31, 2015, FNCB also had $1.0 million of charitable contribution carryovers and $2.5 million in alternative minimum tax (“AMT”) credit carryovers resulting in gross deferred tax assets of $355 thousand and $2.5 million, respectively. Charitable contribution carryovers will begin to expire after December 31, 2016 if not utilized, while AMT credit carryovers have an indefinite life.

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

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2016 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets, except for the amount established for charitable contribution carryovers, was not required at June 30, 2016. Management does not believe currently that enough positive evidence exists to remove the valuation allowance associated with charitable contribution carryovers. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Because FNCB is in a net deferred tax asset position, without regard to net operating loss carryovers, the reversal of existing temporary timing differences over the next 5 years makes it more likely than not that a portion of the charitable contribution carryovers will not be recognized. Accordingly, management believes a valuation allowance continues to be appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset.

Note 6. Related Party Transactions

In conducting its business, FNCB has engaged in and intends to continue to engage in banking and financial transactions with directors and executive officers of FNCB and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period,	$43,966	$42,264	$52,652	$36,783
Additions, new loans and advances	1,217	7,513	7,212	31,401
Repayments	(1,498)	(9,291)	(16,179)	(27,698)
Other (1)	(21)	-	(21)	-
Balance, end of period,	$43,664	$40,486	$43,664	$40,486

(1) Represents loans to related parties that ceased being an insider during the period.

At June 30, 2016, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Previously included in related party loans was a commercial line of credit with a company owned by a director that was paid off during the six months ended June 30, 2016. The aggregate balance outstanding for this loan was $11.0 million at December 31, 2015. FNCB had sold a participation interest in this line to the same director in the amount of $5.2 million, of which $4.4 million was outstanding at December 31, 2015. FNCB had received a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by FNCB at June 30, 2016 and December 31, 2015 amounted to $91.8 million and $106.1 million, respectively. Interest paid on the deposits amounted to $94 thousand for both the six months ended on June 30, 2016 and 2015.

In the course of its operations, FNCB acquires goods and services from and transacts business with various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $0.4 million and $0.9 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.8 million for the respective periods of 2015.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $8.6 million at both June 30, 2016 and December 31, 2015. For the six months ended June 30, 2016, FNCB paid the quarterly interest payments due on the Notes for the period of December 1, 2015 through May 31, 2016, totaling $320 thousand, of which $197 thousand was paid to directors and/or their related interests. On March 1, 2016, FNCB also paid all previously deferred and accrued interest on the Notes for the period September 1, 2010 through May 31, 2015, which totaled $10.8 million, of which $3.9 million was paid to directors and/or their related interests. There were no interest payments on the Notes made to directors and/or their related interests during the six months ended June 30, 2015.

Note 7. Contingencies

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of June 30, 2016, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

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

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  On December 17, 2015, the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiff Charles Saxe, III individually and on behalf of all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies. The parties are currently negotiating a Class Action Agreement and Release to be submitted to the Court for preliminary approval.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  On December 17, 2015 the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiffs Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies. The parties are currently negotiating a Class Action Agreement and Release to be submitted to the Court for preliminary approval.

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

Note 8. Stock Compensation Plans

On August 30, 2000, FNCB’s Board adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”) in which options may be granted to key officers and other employees of FNCB. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options are awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Therefore, no further grants will be made under the plan. No compensation expense related to options under either the Stock Incentive Plan was required to be recorded in the six months ended June 30, 2016 and 2015.

There have been no changes to the status of FNCB’s Stock Incentive Plan as of or for the six months ended June 30, 2016. For additional information related to the Stock Incentive Plan refer to Note 16 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2015.

On October 23, 2013, the Board of Directors adopted a Long Term Incentive Compensation Plan (“LTIP”) that is designed to reward executives and key employees for their contributions to the long-term success of FNCB, primarily as measured by the increase in FNCB’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board approved initial awards under the terms of the LTIP, which were granted to executives and key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. On March 1, 2015, an additional 84,900 shares of restricted stock were awarded under the LTIP. On March 1, 2016, an additional 67,600 shares were awarded under the LTIP. At June 30, 2016, there were 1,021,030 shares of common stock available for award under the LTIP. For the six months ended June 30, 2016 and 2015, stock-based compensation expense, which is included in salaries and employee benefits expense in the Consolidated Statements of Income, totaled $129 thousand and $110 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $557 thousand and $590 thousand at June 30, 2016 and 2015, respectively.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested at January 1,	164,371	$5.73	113,791	$5.99	112,958	$5.99	45,750	$6.70
Awards granted	-	-	-	-	67,600	5.53	84,900	5.75
Forfeitures	(18,114)	5.62	-	-	(18,114)	5.62	(333)	6.70
Vestings	(36,661)	5.72	-	-	(52,848)	6.02	(16,526)	6.70
Unvested at June 30,	109,596	$5.75	113,791	$5.99	109,596	$5.75	113,791	$5.99

Note 9. Regulatory Matters

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Furthermore, while under a previously disclosed regulatory order and agreement, the Bank and FNCB were previously restricted from paying any dividends without the prior approval of their respective regulators and accordingly did not pay dividends from 2010 through 2015. On April 27, 2016, FNCB declared a cash dividend for the second quarter of 2016 of $0.02 per share, which was paid on June 15, 2016 to shareholders of record as of June 1, 2016. Year-to-date dividends declared and paid were $0.04 per share for the six months ended June 30, 2016. Additionally, on July 29, 2016, FNCB declared a cash dividend for the third quarter of $0.02 per share, payable on September 15, 2016 to shareholders of record as of September 1, 2016. On April 27, 2016, the Board of Directors also approved the reinstatement of the Dividend Reinvestment and Stock Purchase Plan which became effective on June 1, 2016.

On February 26, 2016, the Bank filed an application with the Pennsylvania Department of Banking and Securities to convert from an OCC-chartered banking institution to a Pennsylvania state-chartered institution and notified the OCC and the FDIC of its intent to convert to a state charter. Effective June 30, 2016, following receipt of required regulatory approval from the Pennsylvania Department of Banking and Securities, the conversion was completed, and the primary banking regulators of the Bank became the Pennsylvania Department of Banking and Securities and the FDIC. As a result of the charter conversion, the Bank’s legal name became “FNCB Bank”. FNCB at the holding company level will continue to be regulated by the Federal Reserve.

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

The Regulatory Capital Rules became effective for FNCB and the Bank on January 1, 2015 and are subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to FNCB and the Bank under the Regulatory Capital Rules are:

●	a total risk-based capital ratio of 8.00%;
●	a Tier I risk-based capital ratio of 6.00%;
●	a common equity Tier I risk-based capital ratio of 4.50%; and
●	a Tier I capital to average assets (“Tier I leverage ratio”) of 4.00% for all institutions.

Under the Regulatory Capital Rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer, which is composed of common equity Tier I capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019). Implementation of the deductions and other adjustments to common equity Tier I capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter). FNCB and the Bank were in full compliance with the additional capital conservation buffer requirement at June 30, 2016.

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at June 30, 2016 and December 31, 2015:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2016

Total capital (to risk-weighted assets)	$95,277	12.00%	$102,930	12.97%	8.00%	8.625%	10.00%

Tier I capital (to risk-weighted assets)	78,068	9.83%	94,120	11.86%	6.00%	6.625%	8.00%

Tier I common equity (to risk-weighted assets)	76,324	9.61%	94,120	11.86%	4.50%	5.125%	6.50%

Tier I capital (to average assets)	78,068	7.31%	94,120	8.82%	4.00%	4.00%	5.00%

Total risk-weighted assets	794,269		793,841

Total average assets	1,067,634		1,067,617

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2015

Total capital (to risk-weighted assets)	$93,835	11.79%	$110,039	13.83%	8.00%	N/A	10.00%

Tier I capital (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	6.00%	N/A	8.00%

Tier I common equity (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	4.50%	N/A	6.50%

Tier I capital (to average assets)	74,945	7.27%	100,949	9.79%	4.00%	N/A	5.00%

Total risk-weighted assets	795,887		795,490

Total average assets	1,031,426		1,030,828

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for FNCB’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and residential mortgage-backed securities, corporate debt securities, and negotiable certificates of deposit are obtained by FNCB from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from FNCB. The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. FNCB has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. FNCB has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

FNCB did not own any securities for which fair value was determined using Level 3 inputs at June 30, 2016 and December 31, 2015.

Loans

Except for collateral-dependent impaired loans, fair values of loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The estimated fair value of collateral dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. FNCB does not record loans at fair value on a recurring basis. However from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of the collateral is generally based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at June 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$12,724	$-	$12,724	$-
Obligations of state and political subdivisions	102,206	-	102,206	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	21,013	-	21,013	-
Collateralized mortgage obligations - commercial	102,861	-	102,861	-
Residential mortgage-backed securities	18,757	-	18,757	-
Corporate debt securities	420	-	420	-
Negotiable certificates of deposit	3,248	-	3,248	-
Equity securities	961	961	-	-
Total available-for-sale securities	$262,190	$961	$261,229	$-

	Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Marketsfor Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$44,043	$-	$44,043	$-
Obligations of state and political subdivisions	75,407	-	75,407	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	22,269	-	22,269	-
Collateralized mortgage obligations - commercial	89,423	-	89,423	-
Residential mortgage-backed securities	18,098	-	18,098	-
Corporate debt securities	423	-	423	-
Negotiable certificates of deposit	3,162	-	3,162	-
Equity securities	948	948	-	-
Total available-for-sale securities	$253,773	$948	$252,825	$-

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2016 and 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets were measured using Level 3 inputs.

	June 30, 2016
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$449	$31	$418	Appraisal of collateral	Selling cost			10.0%
Impaired loans - other	3,059	243	2,816	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	905	-	905	Appraisal of collateral	Selling cost			10.0%

	December 31, 2015
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$718	$124	$594	Appraisal of collateral	Selling cost			10.0%
Impaired loans - other	3,757	257	3,500	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	3,104	-	3,104	Appraisal of collateral	Selling cost			10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at June 30, 2016 and at December 31, 2015. FNCB discloses fair value information about financial instruments, whether or not recognized in the Statement of Financial Condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	June 30, 2016		December 31, 2015
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$17,672	$17,672	$21,083	$21,083
Securities available for sale	See previous table	262,190	262,190	253,773	253,773
FHLB and FRB Stock	Level 2	6,570	6,570	7,695	7,695
Loans held for sale	Level 2	563	563	683	683
Loans, net	Level 3	725,161	727,559	724,926	716,412
Accrued interest receivable	Level 2	2,511	2,511	2,475	2,475
Mortgage servicing rights	Level 3	213	722	240	880

Financial liabilities
Deposits	Level 2	835,834	834,564	821,546	798,466
Borrowed funds	Level 2	145,081	145,676	160,112	160,266
Accrued interest payable	Level 2	311	311	11,165	11,165

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

The following table presents the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share data)	2016	2015	2016	2015
Net income	$1,625	$819	$2,768	$4,294

Basic weighted-average number of common shares outstanding	16,549,169	16,500,945	16,534,464	16,495,558
Plus: Common share equivalents	-	-	-	-
Diluted weighted-average number of common shares outstanding	16,549,169	16,500,945	16,534,464	16,495,558

Income per common share:
Basic	$0.10	$0.05	$0.17	$0.26
Diluted	$0.10	$0.05	$0.17	$0.26

There were no common share equivalents for the three and six months ended June 30, 2016 or 2015, as the weighted-average price of FNCB’s common stock was below the fair value on the grant dates. Stock options of 47,459 and 64,479 for the six months ended June 30, 2016 and 2015, respectively, were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented. Similarly, the weighted-average stock price for FNCB’s common stock for the six months ended June 30, 2016 exceeded the fair market value of the restricted stock at the date of grant, therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 12. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, which is comprised entirely of unrealized gains and losses on available-for-sale securities:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(857)	Net gain on sale of securities	$(960)	Net gain on sale of securities
Taxes	291	Income tax expense (benefit)	326	Income tax expense (benefit)
Net of tax amount	$(566)		$(634)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(74)	Net gain on sale of securities	$(2,298)	Net gain on sale of securities
Taxes	25	Income tax expense (benefit)	781	Income tax expense (benefit)
Net of tax amount	$(49)		$(1,517)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$4,782	$1,966	$(238)	$1,138
Other comprehensive income (loss) before reclassifications	2,520	(1,638)	7,608	658
Amounts reclassified from accumulated other comprehensive income (loss)	(566)	(49)	(634)	(1,517)
Net other comprehensive income (loss) during the period	1,954	(1,687)	6,974	(859)
Ending balance	$6,736	$279	$6,736	$279

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarter ended March 31, 2016 for First National Community Bancorp, Inc. and subsidiaries (collectively “FNCB”). In addition, please read this section in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 3 -“Securities” and Note 10 -“Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize OTTI charges on investment securities for the six months ended June 30, 2016 and 2015 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2016 and December 31, 2015, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2 – “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance issued during the three months ended June 30, 2016, not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

On June 30, 2016, First National Community Bancorp, Inc., the parent company of First National Community Bank, announced that following receipt of required regulatory approvals from the Pennsylvania Department of Banking and Securities, the First National Community Bank had completed a charter conversion from a national bank to a Pennsylvania state bank. As a result of the conversion, the First National Community Bank changed its legal name to “FNCB Bank”. Both the charter conversion and legal name change became effective June 30, 2016. As a result of the change in charter, FNCB anticipates a slight reduction in non-interest expense due to lower state regulatory assessments as compared to federal assessments.

On May 18. 2016, FNCB announced that effective June 30, 2016, Steven R. Tokach would retire from his positions as President and Chief Executive Officer and member of the boards of both First National Community Bancorp, Inc. and the Bank. On the same day, the Board of Directors of FNCB and the Bank appointed Gerard A. Champi as his successor effective July 1, 2016. Mr. Champi was appointed as Class A director of the Company, with a term expiring at the 2017 annual meeting of shareholders, filling the vacancy created by Mr. Tokach’s retirement. Mr. Champi has been with the Bank since 1991 and has served in various leadership positions, including, most recently, Chief Operating Officer since March 2011 and Interim President and Chief Executive Officer of FNCB and the Bank from March 2010 until February 2011.

FNCB recorded consolidated net income of $1.6 million, or $0.10 per diluted common share, for the three month period ended June 30, 2016, an increase of $0.8 million compared to net income of $0.8 million, or $0.05 per diluted common share, for the comparable three months of 2015. Net income for the six months ended June 30, 2016 was $2.8 million, or $0.17 per diluted common share, a decrease of $1.5 million, compared to net income of $4.3 million, or $0.26 per diluted common share, for the same period of 2015. The annualized return on average equity was 7.12% and 6.15%, respectively, for the three- and six-month periods ended June 30, 2016, compared to 5.89% and 15.84%, respectively, for the comparable periods in 2015. For the three and six months ended June 30, 2016, the annualized return on average assets was 0.60% and 0.51%, respectively, and 0.34% and 0.89%, respectively, for the same periods of 2015. FNCB paid dividends to holders of common stock of $0.02 per share for the three months ended June 30, 2016 totaling $0.04 per share for the year-to-date period of 2016. FNCB did not pay any dividends during the three and six months ended June 30, 2015.

The increase in earnings for the three months ended June 30, 2016 was primarily due to a $1.3 million increase in net interest income, along with a $0.6 million increase in non-interest income, which resulted primarily from an increase in net gains on the sale of securities. Partially offsetting the increases in net interest income and non-interest income was a $0.3 million increase in non-interest expense, which was primarily related to increased salaries and benefits costs, a $0.6 million increase in income tax expense and a $0.1 million increase in the provision for loan and lease losses.

Year-to-date net income decreased $1.5 million, or 35.5%, comparing the six months ended June 30, 2016 and 2015. The reduction in earnings was due largely to a $1.2 million increase in the provision for loan and lease losses, a $0.9 million provision for income tax expense for the first six months of 2016 compared to a $40 thousand income tax benefit for the same period of 2015, and a $1.5 million reduction in non-interest income due to a decrease in net gains on the sale of securities. Partially offsetting these factors, was an increase in net interest income of $2.5 million, or 20.2%, to $15.2 million for the six months ended June 30, 2016, from $12.6 million for the same six months of 2015.

Total assets were relatively stable, decreasing $3.1 million, or 0.3%, to $1.088 billion at June 30, 2016 from $1.091 billion at December 31, 2015. The change in total assets primarily reflected an $8.4 million, or 3.3%, increase in available-for-sale securities, which was more than offset by reductions of $4.5 million in net deferred tax assets, $1.1 million in FHLB of Pittsburgh stock, $1.5 million in OREO and $3.4 million in cash and cash equivalents. Total deposits grew $14.3 million, or 1.7%, to $835.8 million at June 30, 2016 from $821.5 million at December 31, 2015. The deposit growth was used to repay $15.0 million in advances from the FHLB of Pittsburgh.

In addition, on March 1, 2016, FNCB repaid in its entirety $10.8 million in accrued interest that we had previously been deferring on the subordinated debentures (“Notes”) for the period September 1, 2010 through May 31, 2015. FNCB resumed regular quarterly interest payments on the Notes effective with the June 1, 2015 payment and has continued to make the quarterly interest payments thereafter.

Total shareholders’ equity increased $9.3 million, or 10.8%, to $95.5 million at June 30, 2016 from $86.2 million at December 31, 2015. The capital improvement resulted primarily from a $7.0 million increase in accumulated other comprehensive income, which resulted from appreciation in the fair value of available-for-sale securities net of the tax impact of the appreciation, coupled with net income for the first six months of 2016 of $2.8 million.

For the remainder of 2016, management will continue to focus on developing strategies aimed at improving long-term financial performance, including;

●	creating process efficiencies following our core system conversion, which occurred in the fourth quarter of 2015;
●	increasing the level of core deposits through collaboration between FNCB’s retail and commercial banking units;
●	further developing the newly instituted governmental banking unit;
●	enhancing net interest income and non-interest income; and
●	promoting the new deposit product offerings.

During the second quarter of 2016, FNCB launched the “WOW ME” suite of deposit products, which include a high-yield checking account and savings account. Customers are able to earn an annual percentage yield (“APY”) of 2.00% on balances up to $10 thousand for the checking account, an APY of 1.00% on balances up to $25 thousand held in a related savings account and an APY of 0.50% on balances greater than these thresholds. In order to earn these APYs customers must meet certain qualifications, including a monthly direct deposit, a minimum of 12 debit card or ACH transactions per month, and an election to have monthly statements delivered electronically.

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

Net interest income on a tax-equivalent basis increased $1.3 million, or 20.0%, to $7.8 million from $6.5 million comparing the three-month periods ending June 30, 2016 and 2015. Tax-equivalent interest income increased $1.0 million, or 12.4%, to $8.9 million for the three months ended June 30, 2016 from $7.9 million for the same period of 2015. In addition to the increase in interest income, interest expense declined $328 thousand, or 23.8%, primarily in interest expense paid on borrowed funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent interest margin improved 29 basis points to 3.14% for the second quarter of 2016 from 2.85% for the same quarter of 2015. In addition, the tax-equivalent margin for the second quarter of 2016 was a 3 basis point improvement compared to 3.11% for the first quarter of 2016. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.06% for the three months ended June 30, 2016, an increase of 34 basis points compared to 2.72% for the same period of 2015. For the six months ended June 30, 2016, FNCB’s tax-equivalent net interest margin and spread widened 28 basis points and 32 basis points, respectively, as compared to the same period of 2015.

The $1.0 million increase in tax-equivalent interest income comparing the second quarters of 2016 and 2015 was due primarily to an increase in the average balance of earning assets of $83.0 million, which resulted in a corresponding increase to tax-equivalent interest income of $780 thousand. Specifically, the average balances of loans and securities increased $51.5 million, or 7.6%, and $48.1 million, or 22.5%, which added interest income of $512 thousand and $281 thousand, respectively. In addition to the increase in average balances, the tax-equivalent yield on earning assets increased 11 basis points to 3.56% for the three months ended June 30, 2016, as compared to 3.45% for the same period of 2015, which caused an increase to tax-equivalent interest income of $195 thousand. Average loan yields increased 4 basis points, while average yields on investment securities improved 21 basis points.

Also contributing to the improvement in tax-equivalent net interest income was a $328 thousand decrease in interest expense to $1.1 million for the quarter ended June 30, 2016 as compared to $1.4 million for the same quarter of 2015. The decrease was due almost entirely to a reduction in the interest expense paid on borrowed funds and other liabilities of $348 thousand, which was driven by a 140 basis point decrease in the cost of borrowed funds due to the modification of the interest rate on the subordinated debentures from 9.0% to 4.5% on July1, 2015. The reduction in interest expense resulting from the decrease in the cost of borrowed funds was $405 thousand, which was partially offset by a $57 thousand increase in interest expense due to an increase in the average balance of borrowed funds of $9.0 million. Interest expense on deposits remained steady, increasing by only $20 thousand, as increases in the rate and average balance of interest-bearing demand deposits were mitigated by decreases in both rates and average balances of total time deposits.

For the six months ended June 30, 2016, net interest income on a tax-equivalent basis increased $2.5 million, or 19.7%, to $15.5 million from $13.0 million for the comparable period in 2015. Comparing the year-to-date periods of 2016 and 2015, tax-equivalent interest income increased $1.8 million, or 11.6%, and interest expense decreased $0.7 million, or 26.4%. The increase in tax-equivalent interest income was primarily due to an increase in average-earning assets of $83.9 million which led to a $1.6 million increase over 2015. The average balances of loans and investment securities grew $54.1 million, or 8.0%, and $53.6 million, or 26.0%, which resulted in additional interest income of $1.1 million and $0.6 million, respectively. Partially offsetting these volume increases was a $39 thousand decrease in interest income due to a $23.8 million, or 9.2%, reduction in the average balance of interest-bearing deposits in other banks. Additionally, the tax-equivalent yield on earning assets increased 7 basis points to 3.54% for the six months ended June 30, 2016 from 3.47% for the same period of 2015, contributing $0.2 million to the increase in tax-equivalent interest income. The decline in interest expense of $0.7 million resulted primarily from a 153 basis point reduction in the cost of borrowed funds, from 2.83% for the six months ended June 30, 2015, to 1.30% for the same period of 2016.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three- and six-month periods ended June 30, 2016 and 2015, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended June 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$682,642	$6,674	3.91%	$637,005	$6,148	3.86%
Loans-tax free (4)	48,131	542	4.50%	42,225	495	4.69%
Total loans (1)(2)	730,773	7,216	3.95%	679,230	6,643	3.91%
Securities-taxable	260,835	1,618	2.48%	211,833	1,191	2.25%
Securities-tax free	1,090	17	6.11%	2,007	33	6.64%
Total securities (1)(5)	261,925	1,635	2.50%	213,840	1,224	2.29%
Interest-bearing deposits in other banks	2,347	2	0.34%	18,984	11	0.23%
Total earning assets	995,045	8,853	3.56%	912,054	7,878	3.45%
Non-earning assets	105,960			73,234
Allowance for loan and lease losses	(8,689)			(10,980)
Total assets	$1,092,316			$974,308

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$416,797	223	0.21%	$332,139	143	0.17%
Savings deposits	96,122	19	0.08%	91,579	15	0.07%
Time deposits over $100,000	81,593	142	0.70%	102,512	179	0.70%
Other time deposits	131,040	279	0.85%	120,426	306	1.02%
Total interest-bearing deposits	725,552	663	0.37%	646,656	643	0.40%
Borrowed funds and other interest-bearing liabilities	117,229	387	1.32%	108,234	735	2.72%
Total interest-bearing liabilitie	842,781	1,050	0.50%	754,890	1,378	0.73%
Demand deposits	146,622			137,674
Other liabilities	11,125			25,964
Shareholders' equity	91,788			55,780
Total liabilities and shareholder's equity	$1,092,316			$974,308
Net interest income/interest rate spread (6)		7,803	3.06%		6,500	2.72%
Tax equivalent adjustment		(190)			(179)
Net interest income as reported		$7,613			$6,321

Net interest margin (7)			3.14%			2.85%

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
(7) Net interest income as a percentage of total average interest earning assets.

	Six Months Ended June 30,
	2016			2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$682,920	$13,277	3.89%	$635,377	$12,296	3.87%
Loans-tax free (4)	48,282	1,097	4.54%	41,678	986	4.73%
Total loans (1)(2)	731,202	14,374	3.93%	677,055	13,282	3.92%
Securities-taxable	258,695	3,179	2.46%	203,099	2,345	2.31%
Securities-tax free	1,098	32	5.79%	3,139	109	6.95%
Total securities (1)(5)	259,793	3,211	2.47%	206,238	2,454	2.38%
Interest-bearing deposits in other banks	3,047	6	0.39%	26,803	32	0.24%
Total earning assets	994,042	17,591	3.54%	910,096	15,768	3.47%
Non-earning assets	108,330			73,111
Allowance for loan and lease losses	(8,729)			(11,245)
Total assets	$1,093,643			$971,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$419,500	429	0.20%	$330,299	263	0.16%
Savings deposits	94,857	35	0.07%	91,743	30	0.07%
Time deposits over $100,000	77,909	272	0.70%	109,554	389	0.71%
Other time deposits	133,194	569	0.85%	120,797	644	1.07%
Total interest-bearing deposits	725,460	1,305	0.36%	652,393	1,326	0.41%
Borrowed funds and other interest-bearing liabilities	115,308	751	1.30%	103,665	1,467	2.83%
Total interest-bearing liabilities	840,768	2,056	0.49%	756,058	2,793	0.74%
Demand deposits	146,808			135,010
Other liabilities	15,532			26,243
Shareholders' equity	90,535			54,651
Total liabilities and shareholder's equity	$1,093,643			$971,962
Net interest income/interest rate spread (6)		15,535	3.05%		12,975	2.73%
Tax equivalent adjustment		(384)			(372)
Net interest income as reported		$15,151			$12,603

Net interest margin (7)			3.13%			2.85%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease)			Increase (Decrease)
(in thousands)	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate	Total Change
Interest Income:
Loans - taxable	$445	$81	$526	$924	$57	$981
Loans - tax free	67	(20)	47	152	(41)	111
Total loans	512	61	573	1,076	16	1,092
Securities - taxable	295	132	427	675	159	834
Securities - tax free	(14)	(2)	(16)	(62)	(15)	(77)
Total securities	281	130	411	613	144	757
Interest-bearing deposits in other banks	(13)	4	(9)	(39)	13	(26)
Total interest income	780	195	975	1,650	173	1,823

Interest Expense:
Interest-bearing demand deposits	41	39	80	81	85	166
Savings deposits	1	3	4	1	4	5
Time deposits over $100,000	(36)	(1)	(37)	(114)	(3)	(117)
Other time deposits	29	(56)	(27)	71	(146)	(75)
Total interest-bearing deposits	35	(15)	20	39	(60)	(21)
Borrowed funds and other interest-bearing liabilities	57	(405)	(348)	149	(865)	(716)
Total interest expense	92	(420)	(328)	188	(925)	(737)
Net Interest Income	$688	$615	$1,303	$1,462	$1,098	$2,560

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

FNCB recorded a provision for loan and lease losses of $0.4 million and $1.1 million for the three and six months ended June 30, 2016, respectively, compared to a provision of $0.3 million and a credit of $0.1 million, respectively, for the same periods in the prior year. The provision increase for the first six months of 2016 was largely due to net charge offs of $1.3 million.

Non-interest Income

Non-interest income totaled $2.1 million for the three months ended June 30, 2016, an increase of $0.6 million, or 35.5%, from $1.5 million earned during the comparable period in 2015. When comparing the second quarters of 2016 and 2015, the increase in non-interest income primarily reflected an increase in net gains on the sale of securities of $0.8 million, partially offset by a reduction due to legal settlements of $0.2 million received in the second quarter of 2015.

For the six months ended June 30, 2016, non-interest income totaled $3.4 million, a decrease of $1.6 million, or 31.0%, compared to $5.0 million for the same six months of 2015. The change resulted primarily from decreases in net gains on the sale of securities, legal settlement and other income of $1.3 million, $0.2 million and $0.1 million, respectively.

Non-interest Expense

For the three months ended June 30, 2016, non-interest expense increased $0.3 million, or 5.2%, to $7.0 million, from $6.7 million for the same three months of 2015. Comparing the three months ended June 30, 2016 and 2015, the increase in 2016 was due primarily to an increase in salaries and benefits expense of $0.4 million, which resulted from additions to staff and increases in health insurance costs. FNCB also experienced increases of $0.1 million in regulatory assessments, $47 thousand in the expense of other real estate owned, and $34 thousand in Bank shares tax. Expenses of other real estate owned included a valuation adjustment of $0.1 million on a Bank property that was previously held for expansion. These increases were partially mitigated by decreases in occupancy expense and insurance expense of $0.2 million and $0.1 million, respectively.

On a year-to-date basis, non-interest expense increased $0.3 million, or 2.7%, to $13.8 million in 2016 from $13.5 million in 2015. The increase in the first half of 2016 as compared to the same period of 2015 was due primarily to increases in salaries and benefits expenses of $0.8 million and data processing expense of $0.1 million. These increases were partially offset by decreases in occupancy expense, regulatory assessments, and insurance expense of $0.3 million, $0.1 million, and $0.1 million, respectively.

Recent improvements in FNCB’s risk profile contributed to the decreases in regulatory assessments and insurance expenses for the six months ended June 30, 2016. During the second quarter of 2015, FNCB was notified by the FDIC that its risk category for FDIC assessments had improved to a risk category I, the lowest risk category from risk category II based upon its most recent regulatory examination. The change in risk categories became effective on February 1, 2015, and resulted in a reduction of FNCB’s initial base assessment rate for deposit insurance from 0.14 basis points to a range of 0.05 – 0.09 basis points. Additionally, in mid-2015, FNCB renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates, which led to the reduction in insurance expense for the six months ended June 30, 2016 as compared to the same period of 2015. At the end of the second quarter of 2016, management renewed these policies and was able to increase insurance coverages limits without a corresponding increase in premium rates.

Provision for Income Taxes

FNCB recorded a provision for income tax expense of $0.9 million for the six months ended June 30, 2016, compared to an income tax benefit related to alternative minimum tax of $40 thousand for the same six months of 2015.

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

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2016 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets, except for the amount established for charitable contribution carryovers, was not required at June 30, 2016. Management does not believe currently that enough positive evidence exists to remove the valuation allowance associated with charitable contribution carryovers. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Because FNCB is in a net deferred tax asset position, without regard to net operating loss carryovers, the reversal of existing temporary timing differences over the next 5 years makes it more likely than not that a portion of the charitable contribution carryovers will not be recognized. Accordingly, management believes a valuation allowance continues to be appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset.

FNCB recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and calculates current and deferred tax provisions based on estimates and assumptions that could differ from actual results reflected in income tax returns filed during the subsequent year. Any adjustments required based on filed returns are recorded when identified in the subsequent year.

FINANCIAL CONDITION

Assets

Total assets decreased $3.1 million, or 0.3%, to $1.088 billion at June 30, 2016 from $1.091 billion at December 31, 2015. The change in assets resulted primarily from decreases in cash and cash equivalents of $3.4 million, FHLB of Pittsburgh stock of $1.1 million, $4.5 million in net deferred tax assets, and OREO of $1.5 million, which were partly offset by an increase in available-for-sale securities of $8.4 million. Loans, net of the allowance for loan and lease losses, were relatively flat, increasing only $0.2 million to $725.2 million at June 30, 2016 from $724.9 million at December 31, 2015. Total deposits grew $14.3 million, or 1.7%, due primarily to the attainment of a new municipal deposit relationship. The deposit growth was used to repay borrowings from the FHLB of Pittsburgh, which declined $15.0 million, or 11.1%, when comparing June 30, 2016 and December 31, 2015.

In addition, accrued interest payable decreased $10.9 million, or 97.2%, as FNCB repaid in entirety all accrued interest that had previously been deferred on the Notes. The payment was funded by a dividend of $11.0 million from the Bank.

Cash and Cash Equivalents

Cash and cash equivalents declined $3.4 million, or 16.2%, to $17.7 million at June 30, 2016 from $21.1 million at December 31, 2015. FNCB paid a dividend of $0.02 per share to holders of our common stock during both the first and second quarters of 2016.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. Management determines the appropriate classification of investment securities at the time of purchase. At June 30, 2016 and December 31, 2015, all securities were classified as available-for-sale. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management and tax-planning strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh and FRB stocks, are carried at cost. FRB stock is included in other assets.

At June 30, 2016, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and fixed-rate taxable obligations of state and political subdivisions. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2016.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value at June 30, 2016 and December 31, 2015:

Composition of the Investment Portfolio

	June 30,	December 31,
(in thousands)	2016	2015
Available-for-sale securities
Obligations of U.S. government agencies	$12,724	$44,043
Obligations of state and political subdivisions	102,206	75,407
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	21,013	22,269
Collateralized mortgage obligations - commerical	102,861	89,423
Residential mortgage-backed securities	18,757	18,098
Corporate debt securities	420	423
Negotiable certificates of deposit	3,248	3,162
Equity securities	961	948
Total	$262,190	$253,773

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. FNCB currently has $55.6 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management actions during recent periods have reflected current tax planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

During the second quarter of 2016, FNCB sold six of its available-for-sale U.S. government agency securities. The securities sold had an aggregate amortized cost of $25.5 million. Gross proceeds received totaled $26.4 million, with net gains of $0.8 million realized upon the sales and included in non-interest income.

For the six months ended June 30, 2016, there were a total of eight securities sold, comprised entirely of U.S. government agency securities. Gross proceeds received on the sales and the aggregate amortized cost of the securities sold totaled $32.6 million and $31.6 million, respectively. Year-to-date net gains realized upon the sales amounted to $1.0 million and are included in non-interest income for the six months ended June 30, 2016.

FNCB purchased 14 securities during the second quarter of 2016, totaling $22.9 million and included $12.4 million in taxable obligations of state and political subdivisions and $10.5 million in U.S. government/government-sponsored agency commercial CMOs. For the six months ended June 30, 2016, FNCB purchased 23 securities totaling $33.0 million, including $22.6 million in taxable obligations of state and political subdivisions and $10.5 million in U.S. government /government-sponsored agency commercial CMOs.

Activity within the investment portfolio during the six months ended June 30, 2016 reflected management initiatives aimed at improving earning asset yields, liquidity needs and previously mentioned tax planning strategies. The weighted-average yield for the eight bullet U.S. government agency bonds sold was 1.90%. Management reinvested proceeds received from the sales into taxable obligations of state and political subdivisions and commercial CMOs of U.S. government/government sponsored agencies having weighted-average yields of 2.56% and 2.31%, respectively. As a result of these actions, the tax-equivalent yield on the investment portfolio improved 9 basis points to 2.47% for the six months ended June 30, 2016 from 2.38% for the same period of 2015.

The following table presents the maturities of available-for-sale securities, based on carrying value at June 30, 2016 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	June 30, 2016
	Within	>1 - 5	6 - 10	Over	Collateralized Mortgage Obligations and Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$4,912	$7,812	$-	$-	$-	$12,724
Yield		2.01%	2.29%				2.18%
Obligations of state and political subdivisions	-	14,467	83,766	3,973	-	-	102,206
Yield		2.45%	2.78%	3.15%			2.75%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	21,013	-	21,013
Yield					2.47%		2.47%
Collateralized mortgage obligations - commercial	-	-	-	-	102,861	-	102,861
Yield					2.25%		2.25%
Residential mortgage-backed securities	-	-	-	-	18,757	-	18,757
Yield					2.50%		2.50%
Corporate debt securities	-	-	-	420	-	-	420
Yield				1.26%			1.26%
Negotiable certificates of deposit	-	3,248	-	-	-	-	3,248
Yield		2.04%					2.04%
Equity securities	-	-	-	-	-	961	961
Yield						6.76%	6.76%
Total available-for-sale maturities	$-	$22,627	$91,578	$4,393	$142,631	$961	$262,190
Weighted average yield	0.00%	2.30%	2.74%	2.97%	2.32%	6.76%	2.49%

OTTI Evaluation

There was no OTTI recognized during the six months ended June 30, 2016 or 2015. For additional information regarding management’s evaluation of securities for OTTI, see Note 3 – “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

Investments in FHLB and Federal Reserve Bank (“FRB”) stock, which have limited marketability, are carried at cost and totaled $6.6 million and $7.7 million at June 30, 2016 and December 31, 2015, respectively. FRB stock of $1.3 million is included in Other Assets at June 30, 2016 and December 31, 2015. Management noted no indicators of impairment for the FHLB of Pittsburgh and FRB of Philadelphia stock at June 30, 2016.

Loans

During the first six months of 2016, FNCB experienced moderate demand for our retail lending products; however, payoffs related to several large commercial lending relationships outpaced demand for commercial lending products and reductions in consumer lending volumes resulted in a minimal increase in total loans of $0.2 million to $731.4 million at June 30, 2016 from $731.2 million at December 31, 2015.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 57.6% and 58.2% of total loans at June 30, 2016 and December 31, 2015, respectively.

From a collateral standpoint, a majority of FNCB’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), decreased $3.8 million, or 0.9%, to $429.9 million at June 30, 2016 from $433.7 million at December 31, 2015. The majority of the decrease was concentrated in the commercial sector, as several large commercial real estate loans were paid off during the first quarter. Real estate secured loans as a percentage of total gross loans remained steady at 58.8% at June 30, 2016 as compared to 59.3% as of December 31, 2015.

Commercial and industrial loans increased $4.2 million, or 2.8%, during the first half of 2016 to $154.0 million at June 30, 2016 from $149.8 million at December 31, 2015. The increase resulted primarily from two new loan relationships obtained during the second quarter. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Construction, land acquisition and development loans decreased $7.6 million, or 24.6%, to $23.3 million at June 30, 2016 from $30.8 million at December 31, 2015, as several large projects reached completion and converted to permanent financing. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Loans secured by commercial real estate decreased $0.9 million, or 0.4%, to $244.3 million at June 30, 2016 from $245.2 million at December 31, 2015. The decrease reflected the payoff of the several large commercial real estate loans, partially offset by the conversion of several construction loans to permanent financing.

Residential real estate loans totaled $136.5 million at June 30, 2016, an increase of $5.8 million, or 4.4%, from $130.7 million at December 31, 2015. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. During the first six months of 2016, management continued a campaign to promote our “WOW” residential mortgage product, which resulted in a $3.1 million, or 8.9%, increase in this product to $38.1 million at June 30, 2016 from $35.0 million at December 31, 2015. This product is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years that offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans declined throughout the first six months of 2016, decreasing $3.2 million, or 2.5%, to $125.3 million at June 30, 2016 from $128.5 million at December 31, 2015. The decline was primarily attributable to increased indirect lending competition within our market area. As a result, indirect auto loans decreased $2.2 million, or 2.2%, to $100.8 million at June 30, 2016 from $103.0 million at December 31, 2015. Loans to state and municipal governments increased $1.9 million, or 4.3%, to $48.0 million at June 30, 2016 from $46.1 million at December 31, 2015. The increase was attributable to new originations.

The following table summarizes loans receivable, net by category at June 30, 2016 and December 31, 2015:

Loan Portfolio Detail

	June 30,	December 31,
(in thousands)	2016	2015
Residential real estate	$136,483	$130,696
Commercial real estate	244,282	245,198
Construction, land acquisition and development	23,261	30,843
Commercial and industrial	153,990	149,826
Consumer	125,321	128,533
State and political subdivisions	48,037	46,056
Total loans, gross	731,374	731,152
Unearned income	(102)	(98)
Net deferred loan costs	2,448	2,662
Allowance for loan and lease losses	(8,559)	(8,790)
Loans, net	$725,161	$724,926

The following table presents industry concentrations within FNCB’s loan portfolio at June 30, 2016 and December 31, 2015:

Loan Concentrations

	June 30, 2016		December 31, 2015
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$34,998	4.79%	$35,292	4.83%
Automobile dealers	27,835	3.81%	34,594	4.73%
Colleges and Universities	17,081	2.34%	18,540	2.54%
1-4 family residential investment properties	12,664	1.73%	18,957	2.59%

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

The following schedule reflects non-performing loans including non-performing TDRs, OREO and accruing TDRs at June 30, 2016 and December 31, 2015:

Non-performing Loans, OREO and Accruing TDRs

	June 30,	December 31,
(in thousands)	2016	2015
Non-accrual loans	$2,739	$3,788
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	2,739	3,788
Other real estate owned	1,628	3,154
Total non-performing loans and OREO	$4,367	$6,942

Accruing TDRs	$4,043	$4,982
Non-performing loans as a percentage of gross loans	0.37%	0.52%

Work-out efforts focused on the effective management and resolution of problem credits and the prompt and aggressive disposition of foreclosed properties continue to lead to improvement in FNCB’s asset quality throughout the first six months of 2016. Total non-performing loans and OREO decreased $2.6 million, or 37.1%, to $4.4 million at June 30, 2016 from $6.9 million at December 31, 2015. FNCB’s ratio of non-performing loans to total gross loans improved to 0.37% at June 30, 2016 from 0.52% at December 31, 2015, as management continued to reduce the balance of non-accrual loans. FNCB’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity improved to 4.6% at June 30, 2016 from 8.1% at December 31, 2015. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within our market area on an on-going basis in order to proactively address any collection-related issues.

TDRs at June 30, 2016 and December 31, 2015 were $4.9 million and $5.8 million, respectively. Accruing and non-accruing TDRs were $4.0 million and $0.9 million, respectively at June 30, 2016 and $5.0 million and $0.8 million, respectively at December 31, 2015. There were no loans modified as TDRs during the first six months of 2016.

The average balance of impaired loans was $7.3 million and $10.1 million for the six months ended June 30, 2016 and 2015, respectively. FNCB recorded $50 thousand and $106 thousand of interest income on impaired loans for the three and six months ended June 30, 2016, respectively and $67 thousand and $137 thousand for the three and six months ended June 30, 2015.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2016 and 2015. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Balance, at beginning of period	$3,569	$5,184	$3,788	$5,522
Loans newly placed on non-accrual	931	1,987	2,238	2,319
Changes in loans past due 90 days or more and still accruing	-	-	-	-
Loans transferred to OREO	-	-	(237)	(149)
Loans returned to performing status	(144)	(131)	(144)	(131)
Loans charged-off	(700)	(1,178)	(1,820)	(1,448)
Loan payments received	(917)	(105)	(1,086)	(356)
Balance, end of period	$2,739	$5,757	$2,739	$5,757

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and six months ended June 30, 2016 approximated $59 thousand and $127 thousand, respectively and $96 thousand and $187 thousand for the three and six months ended June 30, 2015, respectively.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2016 and December 31, 2015:

Loan Delinquencies and Non-accrual Loans

	June 30, 2016	December 31, 2015
Accruing: 30-59 days	0.23%	0.18%
60-89 days	0.14%	0.14%
90+ days	0.00%	0.00%
Non-accrual	0.37%	0.52%
Total delinquencies	0.74%	0.84%

The decrease in total delinquencies as a percentage of gross loans at June 30, 2016 as compared to December 31, 2015 was primarily due to a decrease in non-performing loans, partially offset by an increase in loans past due 30-59 days. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and is maintained at a level that is based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio.

As part of its evaluation, management considers qualitative and environmental factors, including, but not limited to:

•	changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	changes in the nature and volume of FNCB’s loan portfolio;
•	changes in FNCB’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	changes in the experience, ability and depth of FNCB’s management and staff;
•	changes in the quality of FNCB’s loan review system and the degree of oversight by FNCB’s Board of Directors;
•	changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non- accrual loans, TDRs and other loan modifications;
•	the existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in FNCB’s current loan portfolio; and
•	analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

The Company’s ALLL consists of both specific and general components. At June 30, 2016, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $274 thousand, or 3.2%, of the total ALLL. A general allocation of $8.3 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.8% of the total ALLL of $8.6 million. The ratio of the ALLL to total loans at June 30, 2016 and December 31, 2015 was 1.17% and 1.20%, respectively, based on total loans of $731.4 million and $731.2 million, respectively.

Based on its evaluation of the ALLL, management established an unallocated reserve of $74 thousand at December 31, 2015. As part of its evaluation, management applies loss rates to each loan segment. These loss rates are based on historical loss experience for the previous twelve consecutive quarters, which had resulted in an overall negative historical loss factor and consequently negative provision for the commercial and industrial loan segment at December 31, 2015. Based on the risk characteristics inherent in this segment of the portfolio, management reversed the negative provision and established the unallocated reserve. As of June 30, 2016, the unallocated reserve had been reversed as the loss history for this segment is no longer negative.

The following table presents an allocation of the ALLL and percent of loans in each category at June 30, 2016 and December 31, 2015:

Allocation of the ALLL

	June 30, 2016		December 31, 2015
(dollars in thousands)	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,099	18.66%	$1,333	17.87%
Commercial real estate	3,095	33.40%	3,346	33.54%
Construction, land acquisition and development	717	3.18%	853	4.22%
Commercial and industrial	1,565	21.05%	1,205	20.49%
Consumer	1,350	17.14%	1,494	17.58%
State and political subdivision	733	6.57%	485	6.30%
Unallocated	-	0.00%	74	0.00%
Total	$8,559	100.00%	$8,790	100.00%

The following table presents an analysis of the ALLL category for the three and six months ended June 30, 2016 and 2015:

Reconciliation of the ALLL

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$8,635	$10,944	$8,790	$11,520
Charge-offs:
Residential real estate	-	1	24	69
Commercial real estate	-	912	251	912
Construction, land acquisition and development	-	6	-	6
Commercial and industrial	496	72	1,064	142
Consumer	213	201	518	340
State and political subdivisions	-	-	-	-
Total charge-offs	709	1,192	1,857	1,469
Recoveries of charged-off loans:
Residential real estate	1	5	2	11
Commercial real estate	2	16	3	18
Construction, land acquisition and development	9	-	9	-
Commercial and industrial	118	102	212	167
Consumer	107	108	308	230
State and political subdivisions	-	-	-	-
Total recoveries	237	231	534	426
Net charge-offs	472	961	1,323	1,043
Provision (credit) for loan and lease losses	396	345	1,092	(149)
Balance at end of period	$8,559	$10,328	$8,559	$10,328

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.06%	0.14%	0.18%	0.15%

Allowance for loan and lease losses as a percentage of gross loans at end of period	1.17%	1.51%	1.17%	1.51%

Other Real Estate Owned

At June 30, 2016, OREO consisted of 11 properties with an aggregate carrying value of $1.6 million, a decrease of $1.6 million from $3.2 million at December 31, 2015. FNCB foreclosed upon one property with a carrying value of $237 thousand during the six months ended June 30, 2016. There was one sale and one partial sale of properties with an aggregate carrying value of $1.6 million during the six months ended June 30, 2016, which resulted in a net loss of $3 thousand. During the six months ended June 30, 2015, one property with a carrying value of $149 thousand was foreclosed upon, and there were five sales and one partial sale of properties with an aggregate carrying value of $0.5 million, which resulted in a net gain on the sales of $16 thousand. The expenses related to maintaining OREO, net of any income from operation of the properties, and the subsequent write-down of property values related to declines in value subsequent to foreclosure amounted to $56 thousand and $102 thousand for the three and six months ended June 30, 2016, respectively, compared to $29 thousand and $117 thousand, respectively, for the same periods in 2015.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties. FNCB incurred valuation adjustments of $138 thousand for the three and six months ended June 30, 2016, which are included in expense of other real estate owned in the consolidated statements of income.

The following table presents the activity in OREO for the three and six months ended June 30, 2016 and 2015:

Activity in OREO

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$1,806	$2,369	$3,154	$2,255
Property foreclosures	-	-	237	149
Valuation adjustments	(138)	(118)	(138)	(130)
Carrying value of OREO sold	(40)	(511)	(1,625)	(534)
Balance, end of period	$1,628	$1,740	$1,628	$1,740

The following table presents a distribution of OREO at June 30, 2016 and December 31, 2015:

Distribution of OREO

	June 30,	December 31,
(in thousands)	2016	2015
Land / lots	$708	$785
Commercial real estate	666	2,342
Residential real estate	254	27
Total other real estate owned	$1,628	$3,154

Liabilities

Total liabilities were $992.0 million at June 30, 2016, a decrease of $12.4 million, or 1.2%, from $1.0 billion at December 31, 2015. The $14.3 million increase in total deposits was due to a $24.7 million, or 3.7%, increase in interest-bearing deposits, partially offset by a $10.5 million, or 6.8%, decrease in non-interest-bearing demand deposits. The increase in interest-bearing deposits primarily reflected a $20.2 million increase in public funds. The increase in total deposits was used primarily to repay borrowings from the FHLB of Pittsburgh, which declined $15.0 million to $120.8 million at June 30, 2016 from $135.8 million at December 31, 2015. Additionally, accrued interest payable declined $10.9 million which represented the payment of previously deferred and accrued interest on the Notes.

Equity

Total shareholders’ equity increased $9.3 million, or 10.8%, to $95.5 million at June 30, 2016 from $86.2 million at December 31, 2015. Net income of $2.8 million, coupled with a $7.0 million increase in accumulated other comprehensive income were the primary factors leading to the capital improvement. The increase in accumulated other comprehensive income was attributed to appreciation in the fair value of securities held in the available-for-sale portfolio. Book value per common share was $5.76 at June 30, 2016 compared to $5.22 at December 31, 2015.

Liquidity

The term liquidity refers to the ability to generate sufficient amounts of cash to meet its cash flow needs. Liquidity is required to fulfill the borrowing needs of FNCB’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. FNCB’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. FNCB has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors FNCB’s liquidity position and fluctuations daily, so that we can adapt accordingly to market influences and balance sheet trends. Management also forecasts liquidity needs, performs periodic stress tests on its liquidity levels and develops strategies to ensure adequate liquidity at all times.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are FNCB’s most liquid assets. At June 30, 2016, cash and cash equivalents totaled $17.7 million, a decrease of $3.4 million compared to $21.1 million at December 31, 2015. Cash outlays for operating activities used $5.0 million, which resulted primarily from the payment of previously deferred and accrued interest on the Notes. Additionally, net funds used in financing activities were $1.3 million, representing an increase in deposits from customers of $14.3 million and proceeds from FHLB term and overnight borrowings of $25.3 million and $13.8 million, respectively, which were used almost entirely to repay term borrowings from the FHLB of $54.1 million. Investing activities provided $2.9 million in net cash.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	Asset and liability levels using June 30, 2016 as a starting point;
●	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2016 levels:

	Rates +200				Rates +400				Rates -100
	Simulation Results		Policy Limit		Simulation Results		Policy Limit		Simulation Results		Policy Limit
Earnings at risk:
Percent change in net interest income	(3.1%	)	(10.0%	)	(5.8%	)	(20.0%	)	(1.8%	)	(5.0%	)

Economic value at risk:
Percent change in economic value of equity	(5.4%	)	(20.0%	)	(11.0%	)	(35.0%	)	(7.3%	)	(10.0%	)

Under the model, FNCB’s net interest income and economic value of equity are expected to decrease 3.1% and 5.4%, respectively, under a +200 basis point interest rate shock. Model results at March 31, 2016 were comparable and indicated net interest income and economic value of equity were expected to decrease 3.6% and 8.6%, respectively, given a +200 basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended June 30, 2016 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the six-month period ended June 30, 2016 was $186 thousand, or 2.3%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

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

For the three- and six-month periods ended June 30, 2016, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first six months of 2016.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2015.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of June 30, 2016.

There were no changes made to FNCB’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of June 30, 2016 $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

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

On August 13, 2013, Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and others similarly situated, filed a consumer protection class action against the Company and Bank in the Lackawanna County Court of Common Pleas, seeking equitable, injunction and monetary relief to address an alleged pattern and practice of wrong doing by the Bank relating to the repossession and sale of the Plaintiffs’ and class members’ financed motor vehicles.  On December 17, 2015, the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiff Charles Saxe, III individually and on behalf of all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies. The parties are currently negotiating a Class Action Agreement and Release to be submitted to the Court for preliminary approval.

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  On December 17, 2015 the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiffs Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies. The parties are currently negotiating a Class Action Agreement and Release to be submitted to the Court for preliminary approval.

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

Registrant:  FIRST NATIONAL COMMUNITY BANCORP, INC.

Date: August 5, 2016	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: August 5, 2016	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 5, 2016	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer