Form 10-Q
period 2016-09-30
FNCB Bancorp, Inc.
filed 2016-11-04
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-53869

FNCB BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

102 E. Drinker St., Dunmore, PA	18512
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code    (570) 346-7667

FIRST NATIONAL COMMUNITY BANCORP, INC.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,616,200 shares
(Title of Class)	(Outstanding at November 4, 2016)

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2016	2015
Assets
Cash and cash equivalents:
Cash and due from banks	$24,558	$19,544
Interest-bearing deposits in other banks	32,778	1,539
Total cash and cash equivalents	57,336	21,083
Securities available for sale, at fair value	263,475	253,773
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,741	6,344
Loans held for sale	185	683
Loans, net of allowance for loan and lease losses of $8,490 and $8,790	721,172	724,926
Bank premises and equipment, net	10,615	11,193
Accrued interest receivable	2,736	2,475
Intangible assets	14	137
Bank-owned life insurance	29,807	29,381
Other real estate owned	2,065	3,154
Net deferred tax assets	23,024	27,807
Other assets	8,417	9,662
Total assets	$1,121,587	$1,090,618

Liabilities
Deposits:
Demand (non-interest-bearing)	$157,119	$154,531
Interest-bearing	773,840	667,015
Total deposits	930,959	821,546
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	58,837	135,802
Subordinated debentures	14,000	14,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	83,147	160,112
Accrued interest payable	294	11,165
Other liabilities	10,614	11,617
Total liabilities	1,025,014	1,004,440

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2016 and December 31, 2015
Issued and outstanding: 0 shares at September 30, 2016 and December 31, 2015	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2016 and December 31, 2015
Issued and outstanding: 16,614,856 shares at September 30, 2016 and 16,514,245 shares at December 31, 2015	20,768	20,643
Additional paid-in capital	62,381	62,059
Retained earnings	7,506	3,714
Accumulated other comprehensive income (loss)	5,918	(238)
Total shareholders' equity	96,573	86,178
Total liabilities and shareholders’ equity	$1,121,587	$1,090,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$7,156	$6,693	$21,157	$19,640
Interest and dividends on securities:
U.S. government agencies	848	1,061	2,678	3,044
State and political subdivisions, tax-free	9	19	30	91
State and political subdivisions, taxable	675	324	1,834	447
Other securities	69	92	259	331
Total interest and dividends on securities	1,601	1,496	4,801	3,913
Interest on interest-bearing deposits in other banks	8	10	14	42
Total interest income	8,765	8,199	25,972	23,595
Interest expense
Interest on deposits	704	677	2,009	2,003
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	157	128	472	367
Interest on subordinated debentures	162	162	480	1,290
Interest on junior subordinated debentures	62	50	180	150
Total interest on borrowed funds	381	340	1,132	1,807
Total interest expense	1,085	1,017	3,141	3,810
Net interest income before (credit) provision for loan and lease losses	7,680	7,182	22,831	19,785
(Credit) provision for loan and lease losses	(234)	(191)	858	(340)
Net interest income after (credit) provision for loan and lease losses	7,914	7,373	21,973	20,125
Non-interest income
Deposit service charges	739	799	2,157	2,218
Net gain on the sale of securities	-	4	960	2,302
Net gain on the sale of mortgage loans held for sale	99	13	238	69
Net gain on the sale of SBA guaranteed loans	51	-	51	-
Net gain on the sale of other real estate owned	32	129	29	145
Loan-related fees	85	94	287	290
Income from bank-owned life insurance	137	145	426	415
Legal settlements	-	-	-	184
Other	237	195	657	720
Total non-interest income	1,380	1,379	4,805	6,343
Non-interest expense
Salaries and employee benefits	3,263	3,240	10,366	9,582
Occupancy expense	479	500	1,301	1,665
Equipment expense	429	408	1,277	1,234
Advertising expense	157	86	422	335
Data processing expense	505	471	1,522	1,420
Regulatory assessments	199	203	629	711
Bank shares tax	253	217	746	652
Expense of other real estate owned	95	91	335	338
Legal expense	79	80	285	331
Professional fees	157	193	716	780
Insurance expense	131	128	384	528
Other operating expenses	806	798	2,399	2,301
Total non-interest expense	6,553	6,415	20,382	19,877
Income before income taxes	2,741	2,337	6,396	6,591
Income tax expense (benefit)	724	-	1,611	(40)
Net income	$2,017	$2,337	$4,785	$6,631

Earnings per share
Basic	$0.12	$0.14	$0.29	$0.40
Diluted	$0.12	$0.14	$0.29	$0.40

Cash dividends declared per common share	$0.02	$-	$0.06	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,593,811	16,500,945	16,554,391	16,497,373
Diluted	16,593,811	16,500,945	16,554,391	16,497,373

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$2,017	$2,337	$4,785	$6,631
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(1,239)	3,465	10,288	4,461
Taxes	421	(1,178)	(3,498)	(1,516)
Net of tax amount	(818)	2,287	6,790	2,945

Reclassification adjustment for gains included in net income	-	(4)	(960)	(2,302)
Taxes	-	1	326	782
Net of tax amount	-	(3)	(634)	(1,520)

Total other comprehensive (loss) income	(818)	2,284	6,156	1,425

Comprehensive income	$1,199	$4,621	$10,941	$8,056

The accompanying notes to consolidated financial statements are an integral part of these statements.

 FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2016 and 2015

(unaudited)

(in thousands, except share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated (Deficit) / Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398
Net income for the period	-	-	-	6,631	-	6,631
Common shares issued under long-term incentive compensation plan	16,526	21	(21)	-	-	-
Restricted stock awards	-	-	179	-	-	179
Other comprehensive income, net of tax of $734	-	-	-	-	1,425	1,425
Balances, September 30, 2015	16,500,945	$20,626	$61,939	$(25,495)	$2,563	$59,633

Balances, December 31, 2015	16,514,245	$20,643	$62,059	$3,714	$(238)	$86,178
Net income for the period	-	-	-	4,785	-	4,785
Cash dividends declared, $0.06 per share	-	-	-	(993)	-	(993)
Common shares issued under long-term incentive compensation plan	52,848	66	(66)	-	-	-
Restricted stock awards	-	-	195	-	-	195
Common shares issued through dividend reinvestment / optional cash purchase plan	47,763	59	193	-	-	252
Other comprehensive income, net of tax of $3,172	-	-	-	-	6,156	6,156
Balances, September 30, 2016	16,614,856	$20,768	$62,381	$7,506	$5,918	$96,573

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Operating activities:
Net income	$4,785	$6,631
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Investment securities amortization, net	880	1,173
Equity in trust	(5)	(5)
Depreciation and amortization	1,973	1,168
Stock-based compensation expense	195	179
Provision (credit) for loan and lease losses	858	(340)
Valuation adjustment for off-balance sheet commitments	(64)	(27)
Gain on the sale of available-for-sale securities	(960)	(2,302)
Gain on the sale of loans held for sale	(238)	(69)
Gain on the sale of SBA guaranteed loans	(51)	-
Gain on the sale of other real estate owned	(29)	(145)
Valuation adjustment of other real estate owned	170	208
Income from bank-owned life insurance	(426)	(415)
Proceeds from the sale of loans held for sale	5,592	1,982
Funds used to originate loans held for sale	(4,856)	(1,352)
Deferred income tax expense	1,611	-
Increase in interest receivable	(261)	(543)
Decrease in prepaid expenses and other assets	62	829
(Decrease) increase in interest payable	(10,871)	925
Decrease in accrued expenses and other liabilities	(944)	(2,221)
Total adjustments	(7,364)	(955)
Net cash (used in) provided by operating activities	(2,579)	5,676

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale securities	4,972	7,326
Proceeds from the sale of securities available for sale	32,588	78,765
Purchases of securities available for sale	(37,854)	(113,042)
Redemption (purchase) of the stock of the Federal Home Loan Bank of Pittsburgh	3,603	(1,495)
Redemption of the stock of the Federal Reserve Bank	1,351	-
Net increase in loans to customers	(377)	(58,975)
Proceeds from the sale of SBA guaranteed loans	1,315	-
Proceeds from the sale of other real estate owned	1,903	697
Purchases of bank premises and equipment	(376)	(1,175)
Net cash provided by (used in) investing activities	7,125	(87,899)

Cash flows from financing activities:
Net increase in deposits	109,413	56,706
Net (repayment of) proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	(60,500)	19,500
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	37,753	142,947
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(54,218)	(130,583)
Principal reduction on subordinated debentures	-	(11,000)
Proceeds from issuance of common shares	252	-
Cash dividends paid	(993)	-
Net cash provided by financing activities	31,707	77,570
Net increase (decrease) in cash and cash equivalents	36,253	(4,653)
Cash and cash equivalents at beginning of period	21,083	35,667
Cash and cash equivalents at end of period	$57,336	$31,014

Supplemental cash flow information
Cash paid during the period for:
Interest	$14,012	$2,885
Income taxes	-	22
Other transactions:
Loans transferred to OREO and repossessed assets	1,210	149
Principal balance of loans transferred to held for sale	-	4,592
Change in deferred gain on sale of other real estate owned	5	(26)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.     Basis of Presentation

On October 4, 2016, First National Community Bancorp, Inc., the parent company of FNCB Bank, filed an amendment to its articles of incorporation to change the its name, effective October 17, 2016, to “FNCB Bancorp, Inc.” The Board of Directors has also amended its bylaws, effective October 17, 2016, to reflect the new name.

The consolidated financial statements are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. These reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the nine months ended September 30, 2016, may not be indicative of future results of operations and financial position.

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

Note 2.     New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments,” provides guidance on eight specific cash flow issues in order to reduce current and potential future diversity in reporting. The specific cash flow items addressed include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 is effective for all entities that are required to present a statement of cash flows under Topic 230, and early adoption is permitted. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of FNCB.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2015 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s securities at September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$12,156	$515	$-	$12,671
Obligations of state and political subdivisions	101,738	4,005	2	105,741
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	19,133	597	1	19,729
Collateralized mortgage obligations - commercial	99,330	3,129	-	102,459
Residential mortgage-backed securities	17,469	750	-	18,219
Corporate debt securities	500	-	58	442
Negotiable certificates of deposit	3,172	83	-	3,255
Equity securities	1,010	-	51	959
Total available-for-sale securities	$254,508	$9,079	$112	$263,475

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Obligations of U.S. government agencies	$43,787	$256	$-	$44,043
Obligations of state and political subdivisions	75,401	428	422	75,407
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	22,162	116	9	22,269
Collateralized mortgage obligations - commercial	89,900	124	601	89,423
Residential mortgage-backed securities	18,201	58	161	18,098
Corporate debt securities	500	-	77	423
Negotiable certificates of deposit	3,173	-	11	3,162
Equity securities	1,010	-	62	948
Total available-for-sale securities	$254,134	$982	$1,343	$253,773

At September 30, 2016 and December 31, 2015, securities with a carrying amount of $262.1 million and $252.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of FNCB’s available-for-sale debt securities at September 30, 2016 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2016
(in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-
After one year through five years	25,810	26,626
After five years through ten years	89,306	92,998
After ten years	2,450	2,485
Collateralized mortgage obligations	118,463	122,188
Residential mortgage-backed securities	17,469	18,219
Total	$253,498	$262,516

There were no sales of available-for-sale securities for the three months ended September 30, 2016. Gross proceeds from the sale of available-for-sale securities were $32.6 million for the nine months ended September 30, 2016, with gross gains of $960 thousand realized upon the sales. There were no losses realized upon the sales for the nine months ended September 30, 2016.

Gross proceeds from the sale of available-for-sale securities were $5.3 million and $78.8 million, respectively, for the three and nine months ended September 30, 2015, with gross gains of $4 thousand and $2.3 million, respectively, realized upon the sales. There were no gross losses realized upon the sales for the three months ended September 30, 2015. FNCB realized gross losses of $4 thousand upon the sales for the nine months ended September 30, 2015.

The following tables present the number of, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Less than 12 Months			12 Months or Greater			Total
(dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	1	2,013	2	-	-	-	1	2,013	2
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	1	234	1	1	234	1
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	-
Corporate debt securities	-	-	-	1	442	58	1	442	58
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	949	51	1	949	51
Total	1	$2,013	$2	3	$1,625	$110	4	$3,638	$112

	December 31, 2015
	Less than 12 Months			12 Months or Greater			Total
(dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	31	33,022	419	1	264	3	32	33,286	422
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	5,738	9	-	-	-	4	5,738	9
Collateralized mortgage obligations - commercial	16	67,969	601	-	-	-	16	67,969	601
Residential mortgage-backed securities	7	16,779	161	-	-	-	7	16,779	161
Corporate debt securities	-	-	-	1	423	77	1	423	77
Negotiable certificates of deposit	12	2,913	11	-	-	-	12	2,913	11
Equity securities	-	-	-	1	938	62	1	938	62
Total	70	$126,421	$1,201	3	$1,625	$142	73	$128,046	$1,343

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

There were four securities in an unrealized loss position at September 30, 2016, including one security issued by a U.S. government-sponsored agency, one obligation of a state and political subdivision, one corporate bond, and one equity security. Three of the securities were in an unrealized loss position for greater than 12 months. Management performed a review of the fair values of all securities in an unrealized loss position as of September 30, 2016 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or other events or circumstances that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2016. FNCB does not intend to sell the securities nor is it more likely than not that it will be required to sell the securities prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at September 30, 2016.

Investments in FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia (“FRB”) stock have limited marketability and are carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $2.7 million and $6.3 million at September 30, 2016 and December 31, 2015, respectively. During the three months ended September 30, 2016, the Bank canceled its membership with the FRB, and as a result, the entire balance of FRB stock totaling $1.3 million was redeemed. FRB stock of $1.3 million is included in Other Assets in the Consolidated Statements of Financial Condition at December 31, 2015. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at September 30, 2016.

Note 4. Loans

The following table summarizes loans receivable, net, by category at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(in thousands)	2016	2015
Residential real estate	$139,963	$130,696
Commercial real estate	245,820	245,198
Construction, land acquisition and development	19,122	30,843
Commercial and industrial	153,799	149,826
Consumer	127,233	128,533
State and political subdivisions	41,233	46,056
Total loans, gross	727,170	731,152
Unearned income	(98)	(98)
Net deferred loan costs	2,590	2,662
Allowance for loan and lease losses	(8,490)	(8,790)
Loans, net	$721,172	$724,926

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain related parties of executive officers and directors. For more information about related party transactions, refer to Note 6 – “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the three months and nine months ended September 30, 2016, one-to four-family mortgages sold on the secondary market were $2.0 million and $5.3 million, respectively. FNCB retains servicing rights on these mortgages. At September 30, 2016 and December 31, 2015, there were $185 thousand and $683 thousand in one-to four-family residential mortgage loans held for sale, respectively.

During the three months ended September 30, 2016, FNCB sold the guaranteed principal balance of three loans that were guaranteed by the Small Business Administration (“SBA”) totaling $1.3 million. A net gain of $51 thousand was realized upon the sale and included in non-interest income for the three and nine months ended September 30, 2016. FNCB retained the servicing rights on these loans. There were no sales of guaranteed loans during the three or nine months ended September 30, 2015.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the nine months ended September 30, 2016. Refer to Note 2 to FNCB’s consolidated financial statements included in the 2015 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three and nine months ended September 30, 2016 and 2015:

	Loan Category
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Three months ended September 30, 2016:
Allowance for loan losses:

Beginning balance, July 1, 2016	$1,099	$3,095	$717	$1,565	$1,350	$733	$-	$8,559
Charge-offs	(37)	-	-	(18)	(134)	-	-	(189)
Recoveries	2	1	-	184	167	-	-	354
Provisions (credits)	49	185	(50)	(232)	50	(236)	-	(234)
Ending balance, September 30, 2016	$1,113	$3,281	$667	$1,499	$1,433	$497	$-	$8,490

Three months ended September 30, 2015:
Allowance for loan losses:

Beginning balance, July 1, 2015	$1,484	$4,041	$778	$1,878	$1,643	$504	$-	$10,328
Charge-offs	(66)	-	(683)	(21)	(198)	-	-	(968)
Recoveries	23	278	-	140	215	-	-	656
Provisions (credits)	(132)	(84)	874	(738)	(147)	(32)	68	(191)
Ending balance, September 30, 2015	$1,309	$4,235	$969	$1,259	$1,513	$472	$68	$9,825

Nine months ended September 30, 2016:
Allowance for loan losses:

Beginning balance, January 1, 2016	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790
Charge-offs	(61)	(251)	-	(1,082)	(652)	-	-	(2,046)
Recoveries	4	4	9	396	475	-	-	888
Provisions (credits)	(163)	182	(195)	980	116	12	(74)	858
Ending balance, September 30, 2016	$1,113	$3,281	$667	$1,499	$1,433	$497	$-	$8,490

Nine months ended September 30, 2015:
Allowance for loan losses:

Beginning balance, January 1, 2015	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520
Charge-offs	(135)	(912)	(689)	(163)	(538)	-	-	(2,437)
Recoveries	34	296	-	307	445	-	-	1,082
Provisions (credits)	(362)	188	993	(989)	(67)	(126)	23	(340)
Ending balance, September 30, 2015	$1,309	$4,235	$969	$1,259	$1,513	$472	$68	$9,825

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at September 30, 2016 and December 31, 2015:

	Loan Cateogry
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
September 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$6	$406	$-	$-	$1	$-	$-	$413
Collectively evaluated for impairment	1,107	2,875	667	1,499	1,432	497	-	8,077
Total	$1,113	$3,281	$667	$1,499	$1,433	$497	$-	$8,490

Loans receivable:
Individually evaluated for impairment	$1,876	$3,128	$370	$22	$299	$-	$-	$5,695
Collectively evaluated for impairment	138,087	242,692	18,752	153,777	126,934	41,233	-	721,475
Total	$139,963	$245,820	$19,122	$153,799	$127,233	$41,233	$-	$727,170

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$92	$287	$1	$-	$1	$-	$-	$381
Collectively evaluated for impairment	1,241	3,059	852	1,205	1,493	485	74	8,409
Total	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790

Loans receivable:
Individually evaluated for impairment	$2,930	$3,831	$646	$203	$351	$-	$-	$7,961
Collectively evaluated for impairment	127,766	241,367	30,197	149,623	128,182	46,056	-	723,191
Total	$130,696	$245,198	$30,843	$149,826	$128,533	$46,056	$-	$731,152

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

8. Substandard - Non-Accrual

9. Doubtful

10. Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass - Assets rated 1 through 5 are considered pass ratings. These assets show no current or potential problems and are considered fully collectible. All such loans are considered collectively for ALLL calculation purposes. However, accruing loans modified under a troubled debt restructuring (“TDRs”) that have been performing for an extended period of time, do not represent a higher risk of loss, and have been upgraded to a pass rating are evaluated individually for impairment.

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at September 30, 2016 and December 31, 2015:

	Credit Quality Indicators
	September 30, 2016
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$24,477	$349	$366	$-	$-	$25,192	$114,023	$749	$114,772	$139,963
Commercial real estate	235,487	4,624	4,904	-	-	245,015	-	-	-	245,015
Construction, land acquisition and development	9,755	348	4,190	-	-	14,294	4,564	264	4,828	19,122
Commercial and industrial	146,771	925	1,626	-	-	149,321	4,431	48	4,478	153,799
Consumer	2,494	-	37	-	-	2,532	124,494	207	124,701	127,233
State and political subdivisions	37,884	2,992	357	-	-	41,233	-	-	-	41,233
Total	$456,868	$9,238	$11,481	$-	$-	$477,586	$247,512	$1,268	$248,779	$726,366

	Credit Quality Indicators
	December 31, 2015
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$21,018	$449	$984	$-	$-	$22,451	$107,204	$1,041	$108,245	$130,696
Commercial real estate	225,850	11,356	7,992	-	-	245,198	-	-	-	245,198
Construction, land acquisition and development	23,946	358	5,137	-	-	29,441	1,402	-	1,402	30,843
Commercial and industrial	142,242	595	2,209	-	-	145,046	4,775	5	4,780	149,826
Consumer	2,747	9	39	-	-	2,795	125,392	346	125,738	128,533
State and political subdivisions	45,464	120	472	-	-	46,056	-	-	-	46,056
Total	$461,267	$12,887	$16,833	$-	$-	$490,987	$238,773	$1,392	$240,165	$731,152

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $2.4 million and $3.8 million at September 30, 2016 and December 31, 2015, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at September 30, 2016 and December 31, 2015.

The following tables present the delinquency status of performing (accruing) and non-accrual loans at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$138,889	$118	$207	$-	$139,214
Commercial real estate	243,392	707	573	-	244,672
Construction, land acquisition and development	18,841	17	-	-	18,858
Total real estate	401,122	842	780	-	402,744

Commercial and industrial	153,312	200	239	-	153,751

Consumer	125,990	750	286	-	127,026

State and political subdivisions	41,233	-	-	-	41,233
Total performing (accruing) loans	721,657	1,792	1,305	-	724,754

Non-accrual loans:
Real estate:
Residential real estate	426	11	-	312	749
Commercial real estate	124	154	764	106	1,148
Construction, land aquisition and development	264	-	-	-	264
Total real estate	814	165	764	418	2,161

Commercial and industrial	-	-	-	48	48

Consumer	69	1	1	136	207

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	883	166	765	602	2,416

Total loans receivable	$722,540	$1,958	$2,070	$602	$727,170

	December 31, 2015
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$129,206	$51	$225	$-	$129,482
Commercial real estate	243,168	53	286	-	243,507
Construction, land acquisition and development	30,475	26	-	-	30,501
Total real estate	402,849	130	511	-	403,490

Commercial and industrial	149,329	236	66	-	149,631

Consumer	126,760	994	433	-	128,187

State and political subdivisions	46,056	-	-	-	46,056
Total peforming (accruing) loans	724,994	1,360	1,010	-	727,364

Non-accrual loans:
Real estate:
Residential real estate	923	99	44	148	1,214
Commercial real estate	1,576	-	115	-	1,691
Construction, land acquisition and development	342	-	-	-	342
Total real estate	2,841	99	159	148	3,247

Commercial and industrial	98	-	-	97	195

Consumer	69	21	3	253	346

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	3,008	120	162	498	3,788

Total loans receivable	$728,002	$1,480	$1,172	$498	$731,152

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under Accounting Standards Codification (“ASC”) 310, at September 30, 2016 and December 31, 2015. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and are accordingly not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.8 million at September 30, 2016 and December 31, 2015.

	September 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$406	$480	$-
Commercial real estate	435	504	-
Construction, land acquisition and development	370	777	-
Total real estate	1,211	1,761	-

Commercial and industrial	22	54	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,233	1,815	-

With a related allowance recorded:
Real estate:
Residential real estate	1,470	1,470	6
Commercial real estate	2,693	2,693	406
Construction, land acquisition and development	-	-	-
Total real estate	4,163	4,163	412

Commercial and industrial	-	-	-

Consumer	299	299	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,462	4,462	413

Total impaired loans:
Real estate:
Residential real estate	1,876	1,950	6
Commercial real estate	3,128	3,197	406
Construction, land acquisition and development	370	777	-
Total real estate	5,374	5,924	412

Commercial and industrial	22	54	-

Consumer	299	299	1

State and political subdivisions	-	-	-
Total impaired loans	$5,695	$6,277	$413

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,042	$1,138	$-
Commercial real estate	1,850	2,868	-
Construction, land acquisition and development	470	844	-
Total real estate	3,362	4,850	-

Commercial and industrial	124	156	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,486	5,006	-

With a related allowance recorded:
Real estate:
Residential real estate	1,888	1,888	92
Commercial real estate	1,981	1,981	287
Construction, land acquisition and development	176	176	1
Total real estate	4,045	4,045	380

Commercial and industrial	79	79	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,475	4,475	381

Total impaired loans:
Real estate:
Residential real estate	2,930	3,026	92
Commercial real estate	3,831	4,849	287
Construction, land acquisition and development	646	1,020	1
Total real estate	7,407	8,895	380

Commercial and industrial	203	235	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans	$7,961	$9,481	$381

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$1,933	$21	$2,413	$28	$2,416	$69	$2,659	$92
Commercial real estate	2,835	23	7,017	24	3,476	69	6,884	82
Construction, land acquisition and development	379	1	459	5	452	5	465	14
Total real estate	5,147	45	9,889	57	6,344	143	10,008	188

Commercial and industrial	196	-	140	1	315	2	142	1

Consumer	299	1	354	3	301	7	357	9

State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$5,642	$46	$10,383	$61	$6,960	$152	$10,507	$198

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $48 thousand and $175 thousand for the three and nine months ended September 30, 2016, respectively, and $112 thousand and $298 thousand for the three and nine months ended September 30, 2015.

Troubled Debt Restructured Loans

TDRs at September 30, 2016 and December 31, 2015 were $4.3 million and $5.8 million, respectively. Accruing and non-accruing TDRs were $4.1 million and $0.2 million, respectively at September 30, 2016, and $5.0 million and $0.8 million, respectively at December 31, 2015. Approximately $266 thousand and $295 thousand in specific reserves have been established for TDRs as of September 30, 2016 and December 31, 2015, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at September 30, 2016 and December 31, 2015.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post- modification recorded investment in loans modified as TDRs during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Residential real estate	1	$95	$99	1	$95	$99
Commercial real estate	-	-	-	-	-	-
Construction, land acquisition, and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	1	$95	$99	1	$95	$99

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Residential real estate	-	$-	$-	5	$810	$827
Commercial real estate	-	-	-	1	1,654	742
Construction, land acquisition, and development	-	-	-	1	96	96
Commercial and industrial	1	79	79	1	79	79
Consumer	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	1	$79	$79	8	$2,639	$1,744

The following table presents the types of modifications made during the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016				Nine months ended September 30, 2016
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Principal Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Principal Forbearance	Total Modifications
Residential real estate	$-	$95	$-	$95	$-	$95	$-	$95
Commercial real estate	-	-	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-	-
Total modifications	$-	$95	$-	$95	$-	$95	$-	$95

	Three months ended September 30, 2015				Nine months ended September 30, 2015
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Principal Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Principal Forbearance	Total Modifications
Residential real estate	$-	$-	$-	$-	$709	$118	$-	$810
Commercial real estate	-	-	-	-	-	-	1,654	1,654
Construction, land acquisition and development	-	-	-	-	96	-	-	96
Commercial and industrial	-	-	79	79	-	-	79	79
Consumer	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-	-
Total modifications	$-	$-	$79	$79	$805	$118	$1,733	$2,639

The one loan modified as a TDR during the nine months ended September 30, 2016 resulted in a $1 thousand increase to the specific reserve in the ALLL at September 30, 2016. Although the eight loans modified as TDRs during the nine months ended September 30, 2015 did not result in an increase to the specific reserve in the ALLL at September 30, 2015, charge-offs resulting from the modified TDRs totaled $912 thousand for the nine months ended September 30, 2015.

The following table presents the number and recorded investment of TDRs which have defaulted (defined as past due 90 days or more) during the three months and nine months ended September 30, 2016 that were modified within the twelve months prior to such default:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings:
Residential real estate	-	$-	3	$107
Commercial real estate	-	-	1	680
Construction, land acquisition, and development	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total	-	$-	4	$787

For impairment determination purposes, the three residential real estate TDRs that defaulted during the nine months ended September 30, 2016 were considered collateral-dependent loans. One of the three TDRs suffered a decline in collateral value, which resulted in a charge against the ALLL of $37 thousand during the nine months ended September 30, 2016. The one commercial real estate loan with a recorded investment of $680 that defaulted during the nine months ended September 30, 2016, was foreclosed upon and transferred to OREO during the third quarter of 2016. There were no loans modified as TDRs within the previous 12 months which defaulted during the three and nine months ended September 30, 2015. There was one TDR with a recorded investment of $3.5 million that defaulted during the nine months ended September 30, 2015, however the default did not occur within 12 months of the original modification.

There were five consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $162 thousand that were in the process of foreclosure at September 30, 2016. There was one residential real estate property with a carrying value of $237 thousand that was foreclosed upon during the nine months ended September 30, 2016. There were two residential real estate properties with an aggregate carrying value of $41 thousand included in OREO at September 30, 2016 and December 31, 2015.

Note 5. Income Taxes

The following table presents a reconciliation between the effective income tax expense (benefit) and the income tax expense that would have been provided at the federal statutory tax rate of 34.0% for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016			2015
(in thousands)	Amount	%	Amount	%	Amount	%		Amount	%
Provision at statutory tax rates	$932	34.00%	$795	34.00%	$2,175	34.00%		$2,241	34.00%
Add (deduct):
Tax effects of non-taxable income	(121)	(4.42% )	(116)	(4.97% )	(374)	(5.85%	)	(362)	(5.49%	)
Non-deductible interest expense	2	0.07%	3	0.13%	7	0.11%		8	0.12%
Bank-owned life insurance	(47)	(1.70% )	(49)	(2.11% )	(145)	(2.27%	)	(141)	(2.14%	)
Change in valuation allowance	-	0.00%	-	0.00%	(8)	(0.13%	)	-	0.00%
Other items, net	(42)	(1.54% )	(633)	(27.09% )	(44)	(0.68%	)	(1,786)	(27.12%	)
Income tax provision (benefit)	$724	26.41%	$-	0.00%	$1,611	25.19%		$(40)	(0.61%	)

As of September 30, 2016, FNCB had $55.6 million of net operating loss carryovers resulting in deferred tax assets of $18.9 million. Beginning in 2030, these net operating loss carryovers will expire if not utilized. As of December 31, 2015, FNCB also had $1.0 million of charitable contribution carryovers and $2.5 million in alternative minimum tax (“AMT”) credit carryovers resulting in gross deferred tax assets of $355 thousand and $2.5 million, respectively. Charitable contribution carryovers will begin to expire after December 31, 2016 if not utilized, while AMT credit carryovers have an indefinite life.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2016 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets, except for the amount established for charitable contribution carryovers, was not required at September 30, 2016. Management does not believe currently that enough positive evidence exists to remove the valuation allowance associated with charitable contribution carryovers. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Because FNCB is in a net deferred tax asset position, without regard to net operating loss carryovers, the reversal of existing temporary timing differences over the next 5 years makes it more likely than not that a portion of the charitable contribution carryovers will not be recognized. Accordingly, management believes a valuation allowance continues to be appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset.

Note 6. Related Party Transactions

In conducting its business, FNCB has engaged in and intends to continue to engage in banking and financial transactions with directors and executive officers of FNCB and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$43,664	$40,486	$52,652	$36,783
Additions, new loans and advances	3,492	20,881	10,704	52,282
Repayments	(2,115)	(9,723)	(18,294)	(37,421)
Other (1)	(28)	-	(49)	-
Balance, end of period	$45,013	$51,644	$45,013	$51,644

(1)	Represents loans to related parties that ceased being related parties during the period indicated.

At September 30, 2016, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Previously included in related party loans was a commercial line of credit with a company owned by a director that was paid off during the nine months ended September 30, 2016. The aggregate balance outstanding for this loan was $11.0 million at December 31, 2015. FNCB had sold a participation interest in this line to the same director in the amount of $5.2 million, of which $4.4 million was outstanding at December 31, 2015. FNCB had received a 25 basis point annual servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by FNCB at September 30, 2016 and December 31, 2015 amounted to $98.0 million and $106.1 million, respectively. Interest paid on the deposits amounted to $143 thousand and $222 thousand for the nine months ended on September 30, 2016 and 2015, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $1.0 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, and $0.9 million and $1.7 million for the respective periods of 2015.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $8.6 million at both September 30, 2016 and December 31, 2015. For the nine months ended September 30, 2016, FNCB paid the quarterly interest payments due on the Notes for the period of December 1, 2015 through August 31, 2016, totaling $481 thousand, of which $296 thousand was paid to directors and/or their related interests. On March 1, 2016, FNCB also paid all previously deferred and accrued interest on the Notes for the period September 1, 2010 through May 31, 2015, which totaled $10.8 million, of which $3.9 million was paid to directors and/or their related interests. For the nine months ended September 30, 2015, FNCB paid the quarterly interest payment due on the Notes for the period of June 1, 2015 through August 31, 2015, totaling $293 thousand, of which $134 thousand was paid to directors and/or their related interests.

Note 7. Contingencies

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of September 30, 2016, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

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

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  On December 17, 2015 the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiffs Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies. The parties are currently negotiating a Class Action Agreement and Release to be submitted to the Court for preliminary approval. In conjunction with the primary terms of the tentative agreement to settle, FNCB recorded a liability in the amount of $750 thousand, which was included in its 2015 operating results and remains accrued and unpaid as of September 30, 2016.

FNCB has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, workers compensation claims, claims to enforce liens, condemnation proceedings on properties in which FNCB holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of FNCB.

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 8. Stock Compensation Plans

On August 30, 2000, FNCB’s Board of Directors adopted the 2000 Employee Stock Incentive Plan (the “Stock Incentive Plan”). Under the Stock Incentive Plan, options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options are awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants will be made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in the nine months ended September 30, 2016 and 2015. Stock options outstanding at September 30, 2016 and December 31, 2015 were 47,459 and 50,746, respectively.

There have been no changes to the status of FNCB’s Stock Incentive Plan as of or for the nine months ended September 30, 2016. For additional information related to the Stock Incentive Plan refer to Note 16 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2015.

On October 23, 2013, the Board of Directors adopted a Long Term Incentive Compensation Plan (“LTIP”) that is designed to reward executives and key employees for their contributions to the long-term success of FNCB, primarily as measured by the increase in FNCB’s stock price. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. There were no awards granted during the three months ended September 30, 2016. Awards granted under the LTIP during the nine months ended September 30, 2016 were comprised of 67,600 shares of restricted stock. At September 30, 2016, there were 1,026,127 shares of common stock available for award under the LTIP. For the nine months ended September 30, 2016 and 2015, stock-based compensation expense, which is included in salaries and employee benefits expense in the Consolidated Statements of Income, totaled $195 thousand and $179 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $468 thousand and $522 thousand at September 30, 2016 and 2015, respectively.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Restricted Shares	Weighted- Average Grant Date Fair Value	Restricted Shares	Weighted- Average Grant Date Fair Value	Restricted Shares	Weighted- Average Grant Date Fair Value	Restricted Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	109,596	$5.75	113,791	$5.99	112,958	$5.99	45,750	$6.70
Awards granted	-	-	-	-	67,600	5.53	84,900	5.75
Forfeitures	(5,097)	5.94	-	-	(23,211)	5.69	(333)	6.70
Vestings	-	-	-	-	(52,848)	6.02	(16,526)	6.70
Unvested, end of period	104,499	$5.74	113,791	$5.99	104,499	$5.74	113,791	$5.99

Note 9. Regulatory Matters

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Furthermore, while under a previously disclosed regulatory order and agreement, the Bank and FNCB were previously restricted from paying any dividends without the prior approval of their respective regulators and accordingly did not pay dividends from 2010 through 2015. On July 29, 2016, FNCB declared a cash dividend for the third quarter of 2016 of $0.02 per share, which was paid on September 15, 2016 to shareholders of record as of September 1, 2016. Year-to-date dividends declared and paid were $0.06 per share for the nine months ended September 30, 2016. On October 28, 2016, FNCB declared a cash dividend for the fourth quarter of $0.03 per share, which is payable on December 15, 2016 to shareholders of record December 1, 2016. On April 27, 2016, the Board of Directors also approved the reinstatement of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) which became effective on June 1, 2016. Common shares issued under the DRP totaled 27,988 and 47,763 for the three and nine months ended September 30, 2016, respectively.

The Board of Directors, also on October 28, 2016, approved the acceleration of a partial repayment of the principal in the amount of $4.0 million, representing 28.6% of the current principal balance outstanding, on its fixed-rate subordinated notes due September 1, 2019 (the “Notes”). The $4.0 million principal repayment on the Notes, which was due and payable on September 1, 2017, will be paid to Noteholders on December 1, 2016.

On February 26, 2016, the Bank filed an application with the Pennsylvania Department of Banking and Securities to convert from an OCC-chartered banking institution to a Pennsylvania state-chartered institution and notified the OCC and the FDIC of its intent to convert to a state charter. Effective June 30, 2016, following receipt of required regulatory approval from the Pennsylvania Department of Banking and Securities, the conversion was completed, and the primary banking regulators of the Bank became the Pennsylvania Department of Banking and Securities and the FDIC. As a result of the charter conversion, the Bank’s legal name became “FNCB Bank”. On October 4, 2016, First National Community Bancorp, Inc., the parent company of FNCB Bank, filed an amendment to the Company’s articles of incorporation to change the Company’s name, effective October 17, 2016, to “FNCB Bancorp, Inc.” The Board of Directors has also amended the Company’s bylaws, effective October 17, 2016, to reflect the new name. FNCB at the holding company level will continue to be regulated by the Federal Reserve.

FNCB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Specifically, FNCB is subject to the Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”) which implemented regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Under the Regulatory Capital Rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer, which is composed of common equity Tier I capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019). Implementation of the deductions and other adjustments to common equity Tier I capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter). FNCB and the Bank were in full compliance with the additional capital conservation buffer requirement at September 30, 2016.

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at September 30, 2016 and December 31, 2015:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2016

Total capital (to risk-weighted assets)	$97,823	12.37%	$105,864	13.40%	8.00%	8.625%	10.00%

Tier I capital (to risk-weighted assets)	80,698	10.21%	97,139	12.29%	6.00%	6.625%	8.00%

Tier I common equity (to risk-weighted assets)	78,665	9.95%	97,139	12.29%	4.50%	5.125%	6.50%

Tier I capital (to average assets)	80,698	7.52%	97,139	9.05%	4.00%	4.00%	5.00%

Total risk-weighted assets	790,572		790,168

Total average assets	1,073,742		1,073,660

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2015

Total capital (to risk-weighted assets)	$93,835	11.79%	$110,039	13.83%	8.00%	N/A	10.00%

Tier I capital (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	6.00%	N/A	8.00%

Tier I common equity (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	4.50%	N/A	6.50%

Tier I capital (to average assets)	74,945	7.27%	100,949	9.79%	4.00%	N/A	5.00%

Total risk-weighted assets	795,887		795,490

Total average assets	1,031,426		1,030,828

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

FNCB did not own any securities for which fair value was determined using Level 3 inputs at September 30, 2016 and December 31, 2015.

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

Restricted Stock

Ownership in equity securities of FHLB of Pittsburgh and the FRB is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value. At September 30, 2016, restricted stock consisted entirely of equity securities of the FHLB of Pittsburgh.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at September 30, 2016
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$12,671	$-	$12,671	$-
Obligations of state and political subdivisions	105,741	-	105,741	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	19,729	-	19,729	-
Collateralized mortgage obligations - commercial	102,459	-	102,459	-
Residential mortgage-backed securities	18,219	-	18,219	-
Corporate debt securities	442	-	442	-
Negotiable certificates of deposit	3,255	-	3,255	-
Equity securities	959	959	-	-
Total available-for-sale securities	$263,475	$959	$262,516	$-

	Fair Value Measurements at December 31, 2015
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$44,043	$-	$44,043	$-
Obligations of state and political subdivisions	75,407	-	75,407	-
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	22,269	-	22,269	-
Collateralized mortgage obligations - commercial	89,423	-	89,423	-
Residential mortgage-backed securities	18,098	-	18,098	-
Corporate debt securities	423	-	423	-
Negotiable certificates of deposit	3,162	-	3,162	-
Equity securities	948	948	-	-
Total available-for-sale securities	$253,773	$948	$252,825	$-

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2016 and 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets were measured using Level 3 inputs.

	September 30, 2016
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$591	$173	$418	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	3,871	240	3,631	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	1,949	-	1,949	Appraisal of collateral	Selling cost		10.0%

	December 31, 2015
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$718	$124	$594	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	3,757	257	3,500	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	3,104	-	3,104	Appraisal of collateral	Selling cost		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at September 30, 2016 and at December 31, 2015. FNCB discloses fair value information about financial instruments, whether or not recognized in the Statement of Financial Condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	September 30, 2016		December 31, 2015
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$57,336	$57,336	$21,083	$21,083
Securities available for sale	See previous table	263,475	263,475	253,773	253,773
FHLB and FRB Stock	Level 2	2,741	2,741	7,695	7,695
Loans held for sale	Level 2	185	185	683	683
Loans, net	Level 3	721,172	721,792	724,926	716,412
Accrued interest receivable	Level 2	2,736	2,736	2,475	2,475
Mortgage servicing rights	Level 3	193	710	240	880

Financial liabilities
Deposits	Level 2	930,959	924,795	821,546	798,466
Borrowed funds	Level 2	83,147	83,645	160,112	160,266
Accrued interest payable	Level 2	294	294	11,165	11,165

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

The following table presents the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2016	2015	2016	2015
Net income	$2,017	$2,337	$4,785	$6,631

Basic weighted-average number of common shares outstanding	16,593,811	16,500,945	16,554,391	16,497,373
Plus: Common share equivalents	-	-	-	-
Diluted weighted-average number of common shares outstanding	16,593,811	16,500,945	16,554,391	16,497,373

Income per common share:
Basic	$0.12	$0.14	$0.29	$0.40
Diluted	$0.12	$0.14	$0.29	$0.40

There were no common share equivalents for the three and nine months ended September 30, 2016 or 2015, as the weighted-average price of FNCB’s common stock was below the fair value on the grant dates. Stock options of 47,459 and 64,479 for the nine months ended September 30, 2016 and 2015, respectively, were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented. Similarly, the weighted-average stock price for FNCB’s common stock for the nine months ended September 30, 2016 exceeded the fair market value of the restricted stock at the date of grant, therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 12. Other Comprehensive (Loss) Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, which are comprised entirely of unrealized gains and losses on available-for-sale securities:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$-	Net gain on sale of securities	$(960)	Net gain on sale of securities
Taxes	-	Income tax expense (benefit)	326	Income tax expense (benefit)
Net of tax amount	$-		$(634)

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(4)	Net gain on sale of securities	$(2,302)	Net gain on sale of securities
Taxes	1	Income tax expense (benefit)	782	Income tax expense (benefit)
Net of tax amount	$(3)		$(1,520)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$6,736	$279	$(238)	$1,138
Other comprehensive (loss) income before reclassifications	(818)	2,287	6,790	2,945
Amounts reclassified from accumulated other comprehensive income (loss)	-	(3)	(634)	(1,520)
Net other comprehensive (loss) income during the period	(818)	2,284	6,156	1,425
Ending balance	$5,918	$2,563	$5,918	$2,563

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 for FNCB Bancorp, Inc. and subsidiaries (collectively “FNCB”). In addition, please read this section in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FNCB is in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities within its primary market area located in Northeastern Pennsylvania.

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in our markets; the effects of, and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of FNCB to compete with other institutions for business; the composition and concentrations of FNCB’s lending risk and the adequacy of our reserves to manage those risks; the valuation of FNCB’s investment securities; the ability of FNCB to pay dividends or repurchase common shares; the ability of FNCB to retain key personnel; the impact of any pending or threatened litigation against FNCB; the marketability of shares of FNCB and fluctuations in the value of FNCB’s share price; the effectiveness of FNCB’s system of internal controls; the ability of FNCB to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning capital adequacy, taxes, banking, securities and insurance); the impact of technological changes and security risks upon our information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

The judgments used by management in applying the critical accounting policies discussed below may be affected by changes and/or deterioration in the economic environment, which may impact future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the ALLL in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in FNCB’s investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to impairment losses.

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

The ALLL consists of two components, a specific component and a general component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on nonaccrual status above the $100 thousand loan relationship threshold and all loans considered troubled debt restructurings (“TDRs”) are classified as impaired.

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

On a quarterly basis, management evaluates individual investment securities having unrealized losses to determine whether or not the security is other-than-temporarily-impaired (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the nine months ended September 30, 2016 and 2015 within the consolidated statements of income.

Refer to Note 3 -“Securities” of the notes to consolidated financial statements included in Item 1 hereof for additional information about valuation of securities.

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that is no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2016 and December 31, 2015, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2 – “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance issued during the three months ended September 30, 2016, not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

On June 30, 2016, First National Community Bancorp, Inc., the parent company of First National Community Bank, announced that following receipt of required regulatory approvals from the Pennsylvania Department of Banking and Securities, the Bank had completed a charter conversion from a national bank to a Pennsylvania state bank. As a result of the conversion, First National Community Bank changed its legal name to “FNCB Bank”. Both the charter conversion and legal name change became effective June 30, 2016. As a result of the change in charter, FNCB anticipates a slight reduction in non-interest expense due to lower state regulatory assessments as compared to federal assessments. On October 4, 2016, First National Community Bancorp, Inc. filed an amendment to its articles of incorporation to change its name, effective October 17, 2016, to “FNCB Bancorp, Inc.” The Board of Directors has also amended FNCB’s bylaws, effective October 17, 2016, to reflect the new name.

On May 18, 2016, FNCB announced that effective June 30, 2016, Steven R. Tokach would retire from his positions as President and Chief Executive Officer and member of the Boards of Directors of both FNCB and the Bank. On the same day, both Boards of Directors appointed Gerard A. Champi as his successor effective July 1, 2016. Mr. Champi was appointed as a Class A director of the Company, with a term expiring at the 2017 annual meeting of shareholders, filling the vacancy created by Mr. Tokach’s retirement. Mr. Champi has been with the Bank since 1991 and has served in various leadership positions, including, most recently, Chief Operating Officer since March 2011 and Interim President and Chief Executive Officer of FNCB and the Bank from March 2010 until February 2011.

FNCB recorded consolidated net income of $2.0 million, or $0.12 per diluted common share, for the three month period ended September 30, 2016, a decrease of $0.3 million compared to net income of $2.3 million, or $0.14 per diluted common share, for the comparable three months of 2015. Net income for the nine months ended September 30, 2016 was $4.8 million, or $0.29 per diluted common share, a decrease of $1.8 million, compared to net income of $6.6 million, or $0.40 per diluted common share, for the same period of 2015. The annualized return on average equity was 8.46% and 6.95%, respectively, for the three- and nine-month periods ended September 30, 2016, compared to 16.38% and 15.96%, respectively, for the comparable periods in 2015. For the three and nine months ended September 30, 2016, the annualized return on average assets was 0.73% and 0.58%, respectively, and 0.91% and 0.90%, respectively, for the same periods of 2015. The decrease in the annualized returns on average assets and equity comparing both the three months and nine months ended September 30, 2016 and 2015 primarily reflected an increase in income tax expense. FNCB paid dividends to holders of common stock of $0.02 per share for the three months ended September 30, 2016 totaling $0.06 per share for the year-to-date period of 2016. FNCB did not pay any dividends during the three and nine months ended September 30, 2015.

The decrease in earnings for the three months ended September 30, 2016 primarily reflected an increase in income tax expense of $0.7 million and an increase in non-interest expense of $0.1 million. Partially offsetting the increases in income tax expense and non-interest expense was a $0.5 million, or 6.9%, increase in net interest income which resulted primarily from an increase in income and fees on loans.

Year-to-date net income decreased $1.8 million, or 27.8%, comparing the nine months ended September 30, 2016 and 2015. The reduction in earnings was due largely to a $1.2 million increase in the provision for loan and lease losses, a $1.6 million provision for income tax expense for the first nine months of 2016 compared to a $40 thousand income tax benefit for the same period of 2015, a $1.5 million reduction in non-interest income due to a decrease in net gains on the sale of securities, and a $0.5 million increase in non-interest expense related primarily to increased salary and benefit costs. Partially offsetting these factors, was an increase in net interest income of $3.0 million, or 15.4%, to $22.8 million for the nine months ended September 30, 2016, from $19.8 million for the same nine months of 2015.

Total assets increased $31.0 million, or 2.8%, to $1.122 billion at September 30, 2016 from $1.091 billion at December 31, 2015. The change in total assets primarily reflected a $109.4 million increase in total deposits, which was the primary factor leading to an increase in cash and cash equivalents of $36.3 million and a $9.7 million, or 3.8%, increase in available-for-sale securities. The deposit growth was also used to repay $77.0 million in advances from the FHLB of Pittsburgh. The increase in deposits largely reflected cyclical deposit inflows from public fund accounts, new municipal and small business relationships and the introduction of new interest-bearing consumer deposit product offerings. Net loans decreased $3.8 million, or 0.5%, to $721.2 million at September 30, 2016, from $724.9 million at December 31, 2015.

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

Total shareholders’ equity increased $10.4 million, or 12.1%, to $96.6 million at September 30, 2016 from $86.2 million at December 31, 2015. The capital improvement resulted primarily from a $6.2 million increase in accumulated other comprehensive income, which resulted from appreciation in the fair value of available-for-sale securities net of the tax impact of the appreciation, coupled with net income for the first nine months of 2016 of $4.8 million.

For the remainder of 2016, management will continue to focus on developing strategies aimed at improving long-term financial performance, including:

●	creating process efficiencies following our core system conversion, which occurred in the fourth quarter of 2015;
●	increasing the level of core deposits through collaboration between FNCB’s retail and commercial banking units;
●	attaining new customer relationships through marketing efforts directed toward consumers affected by branch closures by several large bank competitors;
●	further developing the newly instituted governmental banking unit;
●	enhancing net interest income and non-interest income; and
●	promoting the new deposit product offerings.

During the second quarter of 2016, FNCB launched the “WOW ME” suite of consumer deposit products, which include a high-yield checking account and savings account. Customers are able to earn an annual percentage yield (“APY”) of 2.00% on balances up to $10 thousand for the checking account, an APY of 1.00% on balances up to $25 thousand held in a related savings account and an APY of 0.50% on balances greater than these thresholds. In order to earn these APYs, customers must meet certain qualifications, including a monthly direct deposit, a minimum of 12 debit card or ACH transactions per month, and elect to have monthly statements delivered electronically.

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

Net interest income on a tax-equivalent basis increased $0.5 million, or 6.9%, to $7.9 million from $7.4 million comparing the three-month periods ending September 30, 2016 and 2015, respectively. Tax-equivalent interest income increased $0.5 million, or 6.9%, to $8.9 million for the three months ended September 30, 2016 from $8.4 million for the same period of 2015. Partially offsetting the increase in interest income, interest expense increased $68 thousand, or 6.7%. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent interest margin improved 7 basis points to 3.14% for the third quarter of 2016 from 3.07% for the same quarter of 2015. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.06% for the three months ended September 30, 2016, an increase of 8 basis points compared to 2.98% for the same period of 2015. For the nine months ended September 30, 2016, FNCB’s tax-equivalent net interest margin and spread widened 20 basis points and 23 basis points, respectively, as compared to the same period of 2015.

The $0.5 million increase in tax-equivalent interest income comparing the third quarters of 2016 and 2015 was due primarily to an increase in the average balance of earning assets of $42.3 million, or 4.4%, which resulted in a corresponding increase to tax-equivalent interest income of $412 thousand. Specifically, the average balances of loans and securities increased $33.2 million, or 4.7%, and $14.8 million, or 6.1%, which added tax-equivalent interest income of $334 thousand and $84 thousand, respectively. In addition to the increase in average balances, the tax-equivalent yield on earning assets increased 8 basis points to 3.58% for the three months ended September 30, 2016, as compared to 3.50% for the same period of 2015, which caused an increase to tax-equivalent interest income of $162 thousand. Average loan yields increased 8 basis points, while average yields on investment securities improved 2 basis points, comparing the third quarters of 2016 and 2015.

Interest expense increased $68 thousand to $1.1 million for the quarter ended September 30, 2016 as compared to $1.0 million for the same quarter of 2015. The increase was due largely to an increase in the average balance of interest-bearing deposits, specifically interest-bearing demand deposits which increased $47.4 million, resulting in a corresponding increase to interest expense of $27 thousand. In addition, interest expense on borrowed funds increased $41 thousand, resulting primarily from an increase in the average rate paid on borrowed funds and other interest-bearing liabilities of 18 basis points, which led to a corresponding increase in interest expense of $45 thousand. The increase in borrowing costs for the third quarter reflected the 25 basis point increase in the federal funds target rate on December 17, 2015.

For the nine months ended September 30, 2016, net interest income on a tax-equivalent basis increased $3.1 million, or 15.1%, to $23.4 million from $20.3 million for the comparable period in 2015. Comparing the year-to-date periods of 2016 and 2015, tax-equivalent interest income increased $2.4 million, or 9.9%, and interest expense decreased $0.7 million, or 17.6%. The increase in tax-equivalent interest income was primarily due to an increase in average-earning assets of $69.9 million, or 7.5%, which led to a $2.1 million increase over 2015. The average balances of loans and investment securities grew $47.1 million, or 6.9%, and $40.5 million, or 18.5%, which resulted in additional interest income of $1.4 million and $0.7 million, respectively. Partially offsetting these volume increases was a $47 thousand decrease in interest income due to a $17.7 million, or 80.9%, reduction in the average balance of interest-bearing deposits in other banks. Additionally, tax-equivalent interest income was favorably impacted by a 7 basis point increase in the tax-equivalent yield on earning assets to 3.55% for the nine months ended September 30, 2016 from 3.48% for the same period of 2015. The increase in yield contributed $0.3 million to the increase in tax-equivalent interest income. The decline in interest expense of $0.7 million resulted primarily from a 96 basis point reduction in the cost of borrowed funds, from 2.31% for the nine months ended September 30, 2015, to 1.35% for the same period of 2016. The reduction in borrowing costs was largely due to a 450 basis point rate modification on FNCB’s subordinated debt from 9.00% to 4.50%, which was effective on July 1, 2015.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2016 and 2015, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$688,038	$6,809	3.96%	$660,709	$6,371	3.86%
Loans-tax free (4)	47,620	526	4.42%	41,746	488	4.68%
Total loans (1)(2)	735,658	7,335	3.99%	702,455	6,859	3.91%
Securities-taxable	257,431	1,592	2.47%	241,799	1,477	2.44%
Securities-tax free	905	14	6.03%	1,707	29	6.80%
Total securities (1)(5)	258,336	1,606	2.49%	243,506	1,506	2.47%
Interest-bearing deposits in other banks	6,448	8	0.50%	12,185	10	0.33%
Total earning assets	1,000,442	8,949	3.58%	958,146	8,375	3.50%
Non-earning assets	107,762			72,631
Allowance for loan and lease losses	(8,752)			(10,568)
Total assets	$1,099,452			$1,020,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$424,088	244	0.23%	$376,656	216	0.23%
Savings deposits	99,273	27	0.11%	91,164	15	0.07%
Time deposits over $100,000	80,673	154	0.76%	90,448	155	0.69%
Other time deposits	133,397	279	0.84%	131,771	291	0.88%
Total interest-bearing deposits	737,431	704	0.38%	690,039	677	0.39%
Borrowed funds and other interest-bearing liabilities	103,821	381	1.47%	105,109	340	1.29%
Total interest-bearing liabilities	841,252	1,085	0.52%	795,148	1,017	0.51%
Demand deposits	152,319			143,140
Other liabilities	11,006			25,303
Shareholders' equity	94,875			56,618
Total liabilities and shareholder's equity	$1,099,452			$1,020,209
Net interest income/interest rate spread (6)		7,864	3.06%		7,358	2.98%
Tax equivalent adjustment		(184)			(176)
Net interest income as reported		$7,680			$7,182

Net interest margin (7)			3.14%			3.07%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2016 and 2015.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Nine Months Ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$684,638	$20,086	3.91%	$643,914	$18,667	3.87%
Loans-tax free (4)	48,060	1,623	4.50%	41,700	1,474	4.71%
Total loans (1)(2)	732,698	21,709	3.95%	685,614	20,141	3.92%
Securities-taxable	258,271	4,771	2.46%	216,141	3,822	2.36%
Securities-tax free	1,033	45	5.87%	2,656	138	6.93%
Total securities (1)(5)	259,304	4,816	2.48%	218,797	3,960	2.41%
Interest-bearing deposits in other banks	4,189	14	0.45%	21,877	42	0.26%
Total earning assets	996,191	26,539	3.55%	926,288	24,143	3.48%
Non-earning assets	108,140			72,976
Allowance for loan and lease losses	(8,737)			(11,017)
Total assets	$1,095,594			$988,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$421,040	673	0.21%	$345,921	479	0.18%
Savings deposits	96,340	62	0.09%	91,548	45	0.07%
Time deposits over $100,000	78,837	426	0.72%	103,115	544	0.70%
Other time deposits	133,263	848	0.85%	124,495	935	1.00%
Total interest-bearing deposits	729,480	2,009	0.37%	665,079	2,003	0.40%
Borrowed funds and other interest-bearing liabilities	111,451	1,132	1.35%	104,152	1,807	2.31%
Total interest-bearing liabilities	840,931	3,141	0.50%	769,231	3,810	0.66%
Demand deposits	148,659			137,750
Other liabilities	14,012			25,722
Shareholders' equity	91,992			55,544
Total liabilities and shareholder's equity	$1,095,594			$988,247
Net interest income/interest rate spread (6)		23,398	3.05%		20,333	2.82%
Tax equivalent adjustment		(567)			(548)
Net interest income as reported		$22,831			$19,785

Net interest margin (7)			3.13%			2.93%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2016 and 2015.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Loans - taxable	$268	$170	$438	$1,193	$226	$1,419
Loans - tax free	66	(28)	38	217	(68)	149
Total loans	334	142	476	1,410	158	1,568
Securities - taxable	96	19	115	772	177	949
Securities - tax free	(12)	(3)	(15)	(74)	(19)	(93)
Total securities	84	16	100	698	158	856
Interest-bearing deposits in other banks	(6)	4	(2)	(47)	19	(28)
Total interest income	412	162	574	2,061	335	2,396

Interest Expense:
Interest-bearing demand deposits	27	1	28	113	81	194
Savings deposits	1	11	12	2	15	17
Time deposits over $100,000	(18)	17	(1)	(125)	7	(118)
Other time deposits	4	(16)	(12)	69	(156)	(87)
Total interest-bearing deposits	14	13	27	59	(53)	6
Borrowed funds and other interest-bearing liabilities	(4)	45	41	119	(794)	(675)
Total interest expense	10	58	68	178	(847)	(669)
Net Interest Income	$402	$104	$506	$1,883	$1,182	$3,065

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

FNCB recorded a credit for loan and lease losses of $0.2 million and a provision of $0.9 million for the three and nine months ended September 30, 2016, respectively, compared to credits of $0.2 million and $0.3 million, respectively, for the same periods in 2015. The credit recorded for the three months ended September 30, 2016 reflected net recoveries of $0.2 million, coupled with a reduction in the volume of classified loans outstanding at September 30, 2016. The provision increase for the first nine months of 2016 was largely due to net charge offs of $1.2 million.

Non-interest Income

Non-interest income totaled $1.4 million for both the three months ended September 30, 2016 and 2015. When comparing the third quarters of 2016 and 2015, decreases of $60 thousand and $97 thousand in deposit service charges and net gains on the sale of other real estate owned, respectively, were offset by increases of $86 thousand and $42 thousand in net gains on the sale of mortgage loans and other income, respectively, coupled with a net gain of $51 thousand on the sale of SBA guaranteed loans.

For the nine months ended September 30, 2016, non-interest income totaled $4.8 million, a decrease of $1.5 million, or 24.2%, compared to $6.3 million for the same nine months of 2015. The change resulted primarily from decreases in net gains on the sale of securities, legal settlements and net gains on the sale of other real estate owned of $1.3 million, $0.2 million and $0.1 million, respectively, partially offset by an increase in net gains on the sale of mortgage loans of $0.2 million.

Non-interest Expense

For the three months ended September 30, 2016, non-interest expense increased $138 thousand, or 2.2%, to $6.6 million, from $6.4 million for the same three months of 2015. Comparing the three months ended September 30, 2016 and 2015, the increase in 2016 was due primarily to an increase in advertising expenses of $71 thousand, primarily related to the launch of the WOW ME product offerings. FNCB also experienced increases in Bank shares tax, data processing expense, and salaries and employee benefits of $36 thousand, $34 thousand, and $23 thousand, respectively. These increases were partially mitigated by a decrease in professional fees of $36 thousand.

On a year-to-date basis, non-interest expense increased $0.5 million to $20.4 million in 2016 from $19.9 million in 2015. The 2.5% increase in non-interest expense was due primarily to an increase in salaries and benefits expenses of $0.8 million due to annual merit increases, early retirement severance costs and higher employee health insurance premiums. FNCB also experienced an increase in data processing costs due to the core conversion and bank shares tax expense. Partially offsetting these increases were decreases in occupancy costs, insurance expenses and regulatory assessments.

Continued improvements in FNCB’s risk profile contributed to the decreases in regulatory assessments and insurance expenses for the nine months ended September 30, 2016. During the second quarter of 2015, FNCB was notified by the FDIC that its risk category for FDIC assessments had improved to a risk category I, the lowest risk category from risk category II based upon its most recent regulatory examination. The change in risk categories became effective on February 1, 2015, and resulted in a reduction of FNCB’s initial base assessment rate for deposit insurance from 0.14 basis points to a range of 0.05 – 0.09 basis points. Additionally, the recent conversion of the Bank to a Pennsylvania state-charted institution from a national bank contributed to the decline in regulatory assessments. In mid-2015, FNCB renewed its professional liability, fidelity bond and errors and omissions insurance policies at lower rates, which led to the reduction in insurance expense for the nine months ended September 30, 2016 as compared to the same period of 2015. At the end of the second quarter of 2016, management renewed these policies and was able to increase insurance coverages limits without a corresponding increase in premium rates.

Provision for Income Taxes

FNCB recorded a provision for income tax expense of $1.6 million for the nine months ended September 30, 2016, compared to an income tax benefit related to alternative minimum tax of $40 thousand for the same nine months of 2015.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2016 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets, except for the amount established for charitable contribution carryovers, was not required at September 30, 2016. Management does not believe currently that enough positive evidence exists to remove the valuation allowance associated with charitable contribution carryovers. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Because FNCB is in a net deferred tax asset position, without regard to net operating loss carryovers, the reversal of existing temporary timing differences over the next 5 years makes it more likely than not that a portion of the charitable contribution carryovers will not be recognized. Accordingly, management believes a valuation allowance continues to be appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset.

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

FINANCIAL CONDITION

Assets

Total assets increased $31.0 million, or 2.8%, to $1.122 billion at September 30, 2016 from $1.091 billion at December 31, 2015. The change in assets resulted primarily from increases in cash and cash equivalents of $36.3 million and available-for-sale securities of $9.7 million, which were partly offset by decreases in FHLB of Pittsburgh stock of $3.6 million, loans, net of the allowance for loan and lease losses, of $3.8 million, other real estate owned of $1.1 million, and net deferred tax assets of $4.8 million. Total deposits grew $109.4 million, or 13.3%, to $931.0 million at September 30, 2016 from $821.5 million at December 31, 2015. The deposit growth resulted primarily from a cyclical influx of public funds from seasonal tax payments during the third quarter. In addition, deposit gathering initiatives in FNCB’s commercial and governmental banking units, coupled with the new WOW ME product offering also favorably impacted deposit growth. The cash inflow from deposit growth was used to repay borrowings from the FHLB of Pittsburgh, which declined $77.0 million, or 56.7%, when comparing September 30, 2016 and December 31, 2015.

In addition, accrued interest payable decreased $10.9 million, or 97.4%, as FNCB repaid in entirety all accrued interest that had previously been deferred on the Notes. The payment was funded by a dividend of $11.0 million from the Bank.

Cash and Cash Equivalents

Cash and cash equivalents increased $36.3 million, or 172.0%, to $57.3 million at September 30, 2016 from $21.1 million at December 31, 2015. FNCB paid dividends of $0.02 per share to holders of our common stock during the third quarter of 2016. Dividends paid totaled $0.06 per share for the nine months ended September 30, 2016.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. Management determines the appropriate classification of investment securities at the time of purchase. At September 30, 2016 and December 31, 2015, all securities were classified as available-for-sale. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost.

At September 30, 2016, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and fixed-rate taxable obligations of state and political subdivisions. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2016.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value at September 30, 2016 and December 31, 2015:

Composition of the Investment Portfolio

	September 30,	December 31,
(in thousands)	2016	2015
Available-for-sale securities
Obligations of U.S. government agencies	$12,671	$44,043
Obligations of state and political subdivisions	105,741	75,407
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	19,729	22,269
Collateralized mortgage obligations - commerical	102,459	89,423
Residential mortgage-backed securities	18,219	18,098
Corporate debt securities	442	423
Negotiable certificates of deposit	3,255	3,162
Equity securities	959	948
Total	$263,475	$253,773

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

FNCB did not sell any securities during the three months ended September 30, 2016. For the nine months ended September 30, 2016, there were a total of eight securities sold, comprised entirely of U.S. government agency securities. Gross proceeds received on the sales and the aggregate amortized cost of the securities sold totaled $32.6 million and $31.6 million, respectively. Year-to-date net gains realized upon the sales amounted to $1.0 million and are included in non-interest income for the nine months ended September 30, 2016.

FNCB purchased 5 securities during the third quarter of 2016 totaling $4.8 million, all of which were taxable obligations of state and political subdivisions. For the nine months ended September 30, 2016, FNCB purchased 28 securities totaling $37.9 million, including $27.4 million in taxable obligations of state and political subdivisions and $10.5 million in U.S. government /government-sponsored agency commercial CMOs.

Activity within the investment portfolio during the nine months ended September 30, 2016 reflected management initiatives aimed at improving earning asset yields, liquidity needs and previously mentioned tax planning strategies. The weighted-average yield for the eight bullet U.S. government agency bonds sold was 1.90%. Management reinvested proceeds received from the sales into taxable obligations of state and political subdivisions and commercial CMOs of U.S. government/government sponsored agencies having weighted-average yields of 2.56% and 2.31%, respectively. As a result of these actions, the tax-equivalent yield on the investment portfolio improved 7 basis points to 2.48% for the nine months ended September 30, 2016 from 2.41% for the same period of 2015.

The following table presents the maturities of available-for-sale securities, based on carrying value at September 30, 2016 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	September 30, 2016
	Within	>1 - 5	6 - 10	Over	Collateralized Mortgage Obligations and Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$4,880	$7,791	$-	$-	$-	$12,671
Yield		2.01%	2.29%				2.18%
Obligations of state and political subdivisions	-	18,491	85,207	2,043	-	-	105,741
Yield		2.42%	2.78%	4.58%			2.75%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	19,729	-	19,729
Yield					2.97%		2.97%
Collateralized mortgage obligations - commercial	-	-	-	-	102,459	-	102,459
Yield					2.24%		2.24%
Residential mortgage-backed securities	-	-	-	-	18,219	-	18,219
Yield					2.59%		2.59%
Corporate debt securities	-	-	-	442	-	-	442
Yield				1.38%			1.38%
Negotiable certificates of deposit	-	3,255	-	-	-	-	3,255
Yield		2.04%					2.04%
Equity securities	-	-	-	-	-	959	959
Yield						6.79%	6.79%
Total available-for-sale maturities	$-	$26,626	$92,998	$2,485	$140,407	$959	$263,475
Weighted average yield	0.00%	2.30%	2.74%	4.01%	2.39%	6.79%	2.53%

OTTI Evaluation

There was no OTTI recognized during the nine months ended September 30, 2016 or 2015. For additional information regarding management’s evaluation of securities for OTTI, see Note 3 – “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

Investments in FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia (“FRB”) stock have limited marketability and are carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $2.7 million and $6.3 million at September 30, 2016 and December 31, 2015, respectively. During the three months ended September 30, 2016, as part of its conversion to a state charter, the Bank canceled its membership with the FRB, and as a result, the entire balance of FRB stock totaling $1.3 million was redeemed. FRB stock of $1.3 million is included in Other Assets in the Consolidated Statements of Financial Condition at December 31, 2015. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at September 30, 2016.

Loans

During the first nine months of 2016, FNCB experienced moderate demand for our retail lending products; however, payoffs related to several large commercial lending relationships outpaced demand for commercial lending resulting in a decrease in total loans of $4.0 million to $727.2 million at September 30, 2016 from $731.2 million at December 31, 2015.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 57.6% and 58.2% of total loans at September 30, 2016 and December 31, 2015, respectively.

From a collateral standpoint, a majority of FNCB’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), decreased $4.8 million, or 1.1%, to $428.9 million at September 30, 2016 from $433.7 million at December 31, 2015. The majority of the decrease was concentrated in the commercial sector, as several large commercial real estate loans were paid off during the first quarter. Real estate secured loans as a percentage of total gross loans remained steady at 59.0% at September 30, 2016 as compared to 59.3% as of December 31, 2015.

Commercial and industrial loans increased $4.0 million, or 2.7%, during the first nine months of 2016 to $153.8 million at September 30, 2016 from $149.8 million at December 31, 2015. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Construction, land acquisition and development loans decreased $11.7 million, or 38.0%, to $19.1 million at September 30, 2016 from $30.8 million at December 31, 2015, as several large projects reached completion and converted to permanent financing. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Loans secured by commercial real estate increased $0.6 million, or 0.3%, to $245.8 million at September 30, 2016 from $245.2 million at December 31, 2015. The increase reflected the conversion of commercial construction loans to permanent financing, which was almost entirely offset by several large loan payoffs.

Residential real estate loans totaled $140.0 million at September 30, 2016, an increase of $9.3 million, or 7.1%, from $130.7 million at December 31, 2015. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. During the first nine months of 2016, management continued a campaign to promote our “WOW” residential mortgage product, which resulted in a $5.1 million, or 14.6%, increase in this product to $40.1 million at September 30, 2016 from $35.0 million at December 31, 2015. This product is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years that offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans decreased $1.3 million, or 1.0%, to $127.2 million at September 30, 2016 from $128.5 million at December 31, 2015. Loans to state and municipal governments decreased $4.8 million, or 10.5%, to $41.2 million at September 30, 2016 from $46.1 million at December 31, 2015. The decrease was primarily attributable to the payoff of two large relationships during the third quarter.

The following table summarizes loans receivable, net by category at September 30, 2016 and December 31, 2015:

Loan Portfolio Detail

	September 30,	December 31,
(in thousands)	2016	2015
Residential real estate	$139,963	$130,696
Commercial real estate	245,820	245,198
Construction, land acquisition and development	19,122	30,843
Commercial and industrial	153,799	149,826
Consumer	127,233	128,533
State and political subdivisions	41,233	46,056
Total loans, gross	727,170	731,152
Unearned income	(98)	(98)
Net deferred loan costs	2,590	2,662
Allowance for loan and lease losses	(8,490)	(8,790)
Loans, net	$721,172	$724,926

The following table presents industry concentrations within FNCB’s loan portfolio at September 30, 2016 and December 31, 2015:

Loan Concentrations

	September 30, 2016		December 31, 2015
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$38,653	5.32%	$35,292	4.83%
Automobile dealers	30,694	4.22%	34,594	4.73%
1-4 family residential investment properties	22,718	3.12%	18,957	2.59%
Colleges and Unversities	14,116	1.94%	18,540	2.54%

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

The following schedule presents non-performing loans including non-performing TDRs, OREO and accruing TDRs at September 30, 2016 and December 31, 2015:

Non-performing Loans, OREO and Accruing TDRs

	September 30,	December 31,
(in thousands)	2016	2015
Non-accrual loans	$2,416	$3,788
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	2,416	3,788
Other real estate owned	2,065	3,154
Total non-performing loans and OREO	$4,481	$6,942

Accruing TDRs	$4,106	$4,982
Non-performing loans as a percentage of gross loans	0.33%	0.52%

Work-out efforts focused on the effective management and resolution of problem credits and the prompt and aggressive disposition of foreclosed properties continue to lead to improvement in FNCB’s asset quality throughout the first nine months of 2016. Total non-performing loans and OREO decreased $2.5 million, or 35.5%, to $4.5 million at September 30, 2016 from $6.9 million at December 31, 2015. FNCB’s ratio of non-performing loans to total gross loans improved to 0.33% at September 30, 2016 from 0.52% at December 31, 2015, as management continued to reduce the balance of non-accrual loans. FNCB’s ratio of non-performing loans and OREO as a percentage of shareholders’ equity improved to 4.6% at September 30, 2016 from 8.1% at December 31, 2015. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within our market area on an on-going basis in order to proactively address any collection-related issues.

TDRs at September 30, 2016 and December 31, 2015 were $4.3 million and $5.8 million, respectively. Accruing and non-accruing TDRs were $4.1 million and $0.2 million, respectively at September 30, 2016 and $5.0 million and $0.8 million, respectively at December 31, 2015. There was one loan modified as a TDR during the first nine months of 2016.

The average balance of impaired loans was $7.0 million and $10.5 million for the nine months ended September 30, 2016 and 2015, respectively. FNCB recorded $56 thousand and $152 thousand of interest income on impaired loans for the three and nine months ended September 30, 2016, respectively and $61 thousand and $198 thousand for the three and nine months ended September 30, 2015.

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2016 and 2015. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Balance, at beginning of period	$2,739	$5,757	$3,788	$5,522
Loans newly placed on non-accrual	1,126	2,100	3,364	4,419
Changes in loans past due 90 days or more and still accruing	-	-	-	-
Loan foreclosures	(940)	-	(1,177)	(149)
Loans returned to performing status	(3)	(4)	(147)	(135)
Loans charged-off	(171)	(947)	(1,991)	(2,395)
Loan payments received	(335)	(165)	(1,421)	(521)
Balance, end of period	$2,416	$6,741	$2,416	$6,741

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and nine months ended September 30, 2016 approximated $48 thousand and $175 thousand, respectively and $112 thousand and $298 thousand for the three and nine months ended September 30, 2015, respectively.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2016 and December 31, 2015:

Loan Delinquencies and Non-accrual Loans

	September 30,	December 31,
	2016	2015
Accruing:
30-59 days	0.25%	0.18%
60-89 days	0.18%	0.14%
90+ days	0.00%	0.00%
Non-accrual	0.33%	0.52%
Total delinquencies	0.76%	0.84%

The decrease in total delinquencies as a percentage of gross loans at September 30, 2016 as compared to December 31, 2015 was primarily due to a decrease in non-performing loans, partially offset by an increase in loans past due 30-59 days. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

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

The Company’s ALLL consists of both specific and general components. At September 30, 2016, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $413 thousand, or 4.9%, of the total ALLL. A general allocation of $8.1 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 95.1% of the total ALLL of $8.5 million. The ratio of the ALLL to total loans at September 30, 2016 and December 31, 2015 was 1.17% and 1.20%, respectively, based on total loans of $727.2 million and $731.2 million, respectively.

Based on its evaluation of the ALLL, management established an unallocated reserve of $74 thousand at December 31, 2015. As part of its evaluation, management applies loss rates to each loan segment. These loss rates are based on historical loss experience for the previous twelve consecutive quarters, which had resulted in an overall negative historical loss factor and consequently negative provision for the commercial and industrial loan segment at December 31, 2015. Based on the risk characteristics inherent in this segment of the portfolio, management reversed the negative provision and established the unallocated reserve. As of September 30, 2016, the unallocated reserve had been reversed as the loss history for this segment is no longer negative.

The following table presents an allocation of the ALLL and percent of loans in each category at September 30, 2016 and December 31, 2015:

Allocation of the ALLL

	September 30, 2016		December 31, 2015
(in thousands)	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,113	19.25%	$1,333	17.87%
Commercial real estate	3,281	33.80%	3,346	33.54%
Construction, land acquisition and development	667	2.63%	853	4.22%
Commercial and industrial	1,499	21.15%	1,205	20.49%
Consumer	1,433	17.50%	1,494	17.58%
State and political subdivisions	497	5.67%	485	6.30%
Unallocated	-	0.00%	74	0.00%
Total	$8,490	100.00%	$8,790	100.00%

The following table presents a reconciliation of the ALLL by loan category for the three and nine months ended September 30, 2016 and 2015:

Reconciliation of the ALLL

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$8,559	$10,328	$8,790	$11,520
Charge-offs:
Residential real estate	37	66	61	135
Commercial real estate	-	-	251	912
Construction, land acquisition and development	-	683	-	689
Commercial and industrial	18	21	1,082	163
Consumer	133	198	651	538
State and political subdivisions	-	-	-	-
Total charge-offs	188	968	2,045	2,437
Recoveries of charged-off loans:
Residential real estate	2	23	4	34
Commercial real estate	1	278	4	296
Construction, land acquisition and development	-	-	9	-
Commercial and industrial	183	140	395	307
Consumer	167	215	475	445
State and political subdivisions	-	-	-	-
Total recoveries	353	656	887	1,082
Net charge-offs	(165)	312	1,158	1,355
Provision (credit) for loan and lease losses	(234)	(191)	858	(340)
Balance at end of period	$8,490	$9,825	$8,490	$9,825

Net charge-offs during the period as a percentage of average loans outstanding during the period	(0.02)%	0.04%	0.16%	0.20%

Allowance for loan and lease losses as a percentage of gross loans at end of period	1.17%	1.36%	1.17%	1.36%

Other Real Estate Owned

At September 30, 2016, OREO consisted of 10 properties with an aggregate carrying value of $2.1 million, a decrease of $1.1 million from $3.2 million at December 31, 2015. FNCB foreclosed upon two properties with a carrying value of $950 thousand during the nine months ended September 30, 2016. There were three sales and one partial sale of properties with an aggregate carrying value of $1.9 million during the nine months ended September 30, 2016, which resulted in a net gain of $29 thousand. During the nine months ended September 30, 2015, one property with a carrying value of $149 thousand was foreclosed upon, and there were six sales and one partial sale of properties with an aggregate carrying value of $0.6 million, which resulted in a net gain on the sales of $145 thousand. The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties amounted to $64 thousand and $166 thousand for the three and nine months ended September 30, 2016, respectively, compared to $13 thousand and $130 thousand, respectively, for the same periods in 2015.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties. FNCB incurred valuation adjustments of $31 thousand and $169 thousand for the three and nine months ended September 30, 2016, which are included in expense of other real estate owned in the consolidated statements of income.

The following table presents the activity in OREO for the three and nine months ended September 30, 2016 and 2015:

Activity in OREO

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$1,628	$1,740	$3,154	$2,255
Property foreclosures	713	-	950	149
Valuation adjustments	(31)	(78)	(169)	(208)
Carrying value of OREO sold	(245)	(44)	(1,870)	(578)
Balance, end of period	$2,065	$1,618	$2,065	$1,618

The following table presents a distribution of OREO at September 30, 2016 and December 31, 2015:

Distribution of OREO

	September 30,	December 31,
(in thousands)	2016	2015
Land / lots	$658	$785
Commercial real estate	1,380	2,342
Residential real estate	27	27
Total other real estate owned	$2,065	$3,154

Liabilities

Total liabilities were $1.025 billion at September 30, 2016, an increase of $21 million, or 2.1%, from $1.004 billion at December 31, 2015. Total deposits grew $109.4 million, or 13.3%, which was partially offset by reductions in FHLB of Pittsburgh advances of $77.0 million and accrued interest payable of $10.9 million. Specifically the growth in total deposits resulted from a $2.6 million, or 1.7%, increase in non-interest bearing demand deposits, coupled with a $106.8 million, or 16.0%, increase in interest-bearing deposits. The increase in interest-bearing deposits largely reflected a $69.1 million increase in public funds, as seasonal real estate tax payments occurred during the third quarter. The increase in total deposits was used primarily to repay borrowings from the FHLB of Pittsburgh. As previously mentioned, the decline in accrued interest payable represented the payment of previously deferred and accrued interest on the Notes.

Equity

Total shareholders’ equity increased $10.4 million, or 12.1%, to $96.6 million at September 30, 2016 from $86.2 million at December 31, 2015. Net income of $4.8 million, coupled with a $6.2 million increase in accumulated other comprehensive income were the primary factors leading to the capital improvement. The increase in accumulated other comprehensive income was attributed to appreciation in the fair value of securities held in the available-for-sale portfolio. Book value per common share increased $0.59 per share, or 11.3%, to $5.81 at September 30, 2016 compared to $5.22 at December 31, 2015.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are FNCB’s most liquid assets. At September 30, 2016, cash and cash equivalents totaled $57.3 million, an increase of $36.2 million compared to $21.1 million at December 31, 2015. Cash outlays for operating activities used $2.6 million, which resulted primarily from the payment of previously deferred and accrued interest on the Notes, partially offset by year-to-date net income. Additionally, net funds provided by financing activities were $31.7 million, representing an increase in deposits from customers of $109.4 million and proceeds from FHLB term borrowings of $37.8 million, which were used almost entirely to repay term and overnight borrowings from the FHLB of $54.2 million and $60.5 million, respectively. Investing activities provided $7.1 million in net cash.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	Asset and liability levels using September 30, 2016 as a starting point;
●	Cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	Cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2016 levels:

	Rates +200				Rates +400				Rates -100
	Simulation Results		Policy Limit		Simulation Results		Policy Limit		Simulation Results		Policy Limit
Earnings at risk:
Percent change in net interest income	(2.1%	)	(10.0%	)	(3.8%	)	(20.0%	)	(3.0%	)	(5.0%	)

Economic value at risk:
Percent change in economic value of equity	(0.5%	)	(20.0%	)	(2.4%	)	(35.0%	)	(12.1%	)	(10.0%	)

Under the model, FNCB’s net interest income and economic value of equity are expected to decrease 2.1% and 0.5%, respectively, under a +200 basis point interest rate shock. Model results at June 30, 2016 were comparable and indicated net interest income and economic value of equity were expected to decrease 3.1% and 5.4%, respectively, given a +200 basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended September 30, 2016 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended September 30, 2016 was $124 thousand, or 1.5%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

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

For the three- and nine-month periods ended September 30, 2016, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first nine months of 2016.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2015.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of September 30, 2016.

There were no changes made to FNCB’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against the Company’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of September 30, 2016 $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

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

On September 17, 2013, Charles Saxe, III individually and on behalf of all others similarly situated filed a consumer class action against the Bank in the Lackawanna County Court of Common Pleas alleging violations of the Pennsylvania Uniform Commercial Code in connection with the repossession and resale of financed vehicles.  On December 17, 2015 the Honorable Margaret Moyle entered an Order outlining the primary terms of a tentative agreement to settle this matter, pending a finalized, more-detailed settlement agreement, class notice and a class fairness hearing, said Order covering both this matter and the matter involving Plaintiffs Steven Antonik, individually, as Administrator of the Estate of Linda Kluska, William R. Howells, and Louise A. Howells, on behalf of themselves and all others similarly situated. The primary terms of the tentative agreement to settle are 1) Defendants to pay the Plaintiffs’ class members, which the Defendants have stated are approximately 430 members, the total sum of $750,000; 2) Plaintiffs will release all claims against Defendants; 3) Defendants will remove to vacate any judgements against any class members arising from the vehicle loans that are the subject of these actions; 4) Defendants will remove the trade line on each class member’s credit report associated with the subject vehicle loans that are at issue in these actions for Experian, Equifax and TransUnion, providing Plaintiffs’ counsel with verification of such; 5) Defendants will verify that the aggregate amount received from class members by Defendants and its agents during the alleged unjust enrichment class period does not exceed $45,000; and 6) Defendants will waive the disputed deficiency balances relating to the subject loans of each class member and agree not to issue IRS Forms 1099-C in connection with these deficiency waivers or to sell, assign , or otherwise collect on the alleged deficiencies. The parties are currently negotiating a Class Action Agreement and Release to be submitted to the Court for preliminary approval. In conjunction with the primary terms of the tentative agreement to settle, FNCB recorded a liability in the amount of $750 thousand, which was included in its 2015 operating results and remains accrued and unpaid as of September 30, 2016.

FNCB has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, workers compensation claims, claims to enforce liens, condemnation proceedings on properties in which FNCB holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of FNCB.

Item 1A — Risk Factors.

Management of FNCB does not believe there have been any material changes in the risk factors that were previously disclosed in FNCB’s Form 10-K for the year ending December 31, 2015.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1*	Amended and Restated Articles of Incorporation effective October 17, 2016

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to FNCB’s Current Report on Form 8-K on October 11, 2016, is hereby incorporated by reference.

EXHIBIT 4.1*	Form of Common Stock Certificate

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

Registrant:  FNCB BANCORP, INC.

Date: November 4, 2016	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: November 4, 2016	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 4, 2016	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer