Form 10-K
period 2016-12-31
FNCB Bancorp, Inc.
filed 2017-03-10
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $80,096,019 at June 30, 2016.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,661,978 shares of common stock as of March 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders.

PART I

Item 1. Business

Overview

The Company

FNCB Bancorp, Inc., formerly First National Community Bancorp, Inc., incorporated in 1997, is a Pennsylvania business corporation and a registered bank holding company headquartered in Dunmore, Pennsylvania. FNCB Bancorp, Inc. became an active bank holding company on July 1, 1998 when it acquired 100% ownership of the former First National Community Bank. In this report, the terms “FNCB,” “we,” “us,” and “our” refer to FNCB Bancorp, Inc. and its subsidiaries, unless the context requires otherwise. In certain circumstances, however, FNCB Bancorp, Inc. uses the term “FNCB” to refer to itself.

Effective June 30, 2016, following receipt of required regulatory approvals from the Pennsylvania Department of Banking and Securities, First National Community Bank completed a charter conversion from a national bank to a Pennsylvania state bank. Following the change in charter, First National Community Bank changed its legal name to FNCB Bank (the “Bank”). Subsequently, on October 4, 2016, the holding company filed an amendment to its articles of incorporation to change its name, effective October 17, 2016, from First National Community Bancorp, Inc. to FNCB Bancorp, Inc.

FNCB’s primary activity consists of owning and operating the Bank, which provides substantially all of FNCB’s earnings as a result of its banking services.

FNCB had net income of $6.3 million, $35.8 million and $13.4 million in 2016, 2015 and 2014, respectively. Total assets were $1.2 billion at December 31, 2016, $1.1 billion at December 31, 2015 and $1.0 billion at December 31, 2014.

The Bank

Established as a national banking association in 1910, as of December 31, 2016 the Bank operated 19 full-service branch offices within three contiguous counties, Lackawanna, Luzerne and Wayne, its primary market area located in the Northeast section of Pennsylvania.

On January 6, 2017, the Bank notified the Pennsylvania Department of Banking and Securities and FNCB’s federal banking regulators of its intent to open a limited purpose office (“LPO”) in Allentown, Lehigh County, Pennsylvania. The Pennsylvania Department of Banking and Securities issued a non-objection letter to the Bank on February 22, 2017 regarding the establishment of the Allentown-based LPO.

Products and Services

Retail Banking

The Bank provides a wide variety of traditional banking products and services to individuals and businesses, including online, mobile and telephone banking, debit cards, check imaging and electronic statements. Deposit products include various checking, savings and certificate of deposit products, as well as a line of preferred products for higher-balance customers. The Bank is a member of the Promontory Interfinancial Network and participates in their Certificate of Deposit Account Registry (“CDARs”) and Insured Cash Sweep (“ICS”) programs, which allow customers to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations.

The Bank also offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online Banking (“FNCB Online”) and FNCB Business Online Banking via a secure website, https://www.fncb.com. FNCB’s online product suite includes Bill Payment, Internal and External Funds Transfer and POP Money (person to person transfers), and Purchase Rewards. Through FNCB Online, customers can directly access their accounts, open new accounts and apply for a mortgage or obtain a pre-qualification approval through the Bank’s mortgage center. Customers can also access FNCB Online through the Bank’s mobile application. Telephone banking (“Account Link”), a service that provides customers with the ability to access account information and perform related account transfers through the use of a touch tone telephone, is also available. In addition, customers can access money from their deposit accounts by using their debit card to make purchases or withdraw cash from any automated teller machines (“ATMs”) including ATMs located in each of the Bank’s branch offices as well as additional locations. FNCB’s mobile deposit, available to personal banking customers with access to FNCB Online and an eligible deposit account, allows customers to deposit checks, electronically from start to finish, from anywhere at any time.

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

The Bank offers several overdraft protection products including, Bounce Protection, Instant Money and transfer from another FNCB checking or savings account, which provide customers with an added level of protection against unanticipated overdrafts due to cash flow emergencies and account reconciliation errors. The Bank offers its customers an identity theft protection plan through a strategic partnership with an independent vendor. Subscribers select which coverage package they desire by visiting the Bank’s secure website and choosing “Identity Protection” from the Resources menu.

Lending Activities

FNCB offers a variety of loans, including residential real estate loans, construction, land acquisition and development loans, commercial real estate loans, commercial and industrial loans, loans to state and political subdivisions, and consumer loans, generally to individuals and businesses in its primary market area. These lending activities are described in further detail below.

Residential Mortgage Loans

FNCB offers a variety of fixed-rate one- to four-family residential loans including First Time Homebuyer mortgages, FHA and Home Possible® mortgages to meet the home financing needs of customers with low down payments. FNCB also offers a “WOW” mortgage, a first-lien, fixed-rate mortgage product with maturity terms ranging from 7.5 to 14.5 years. At December 31, 2016, one- to four-family residential mortgage loans totaled $144.3 million, or 19.7%, of the total loan portfolio. Except for the WOW mortgage, one- to four-family mortgage loans are originated generally for sale in the secondary market. However, FNCB may hold in portfolio one- to four-family residential mortgage loans as deemed necessary according to current asset/liability management strategies. During the year ended December 31, 2016, the Bank sold $9.5 million of one- to four-family mortgages. FNCB retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

FNCB offers interim construction financing secured by residential property for the purpose of constructing one- to four-family homes. FNCB also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2016, construction, land acquisition and development loans amounted to $18.4 million and represented 2.5% of the total loan portfolio.

Commercial Real Estate Loans

Commercial real estate mortgage loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally have larger loan balances. These loans are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions. At December 31, 2016, FNCB’s commercial real estate loans totaled $243.8 million, or 33.3%, of the total loan portfolio.

Commercial and Industrial Loans

FNCB generally offers commercial loans to sole proprietors and businesses located in its primary market area. The commercial loan portfolio includes, but is not limited to, lines of credit, dealer floor plan lines, equipment loans, vehicle loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities and deposit accounts. At December 31, 2016, FNCB’s commercial and industrial loans totaled $153.8 million, or 21.0%, of the total loan portfolio.

Consumer Loans

Consumer loans include both secured and unsecured installment loans, lines of credit and overdraft protection loans. The Bank is also in the business of underwriting indirect auto loans which are originated through various auto dealers in its market area and dealer floor plan loans. FNCB also offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90%, based on the appraised value of the property. Home equity loans have fixed rates of interest and are for terms up to 15 years. Home equity lines of credit have adjustable interest rates and are based on the prime interest rate. At December 31, 2016, FNCB’s consumer loans totaled $127.8 million, or 17.5%, of the total loan portfolio.

State and Political Subdivision Loans

FNCB originates state and political subdivision loans, including general obligation and tax anticipation notes, primarily to municipalities in the Bank’s market area. At December 31, 2016, FNCB’s state and political subdivision loans totaled $43.7 million, or 6.0%, of the total loan portfolio.

For more information regarding FNCB’s loan portfolio and lending policies, please refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Wealth Management

FNCB offers customers wealth management services through a third party provider. Customers are able to access alternative deposit products such as mutual funds, annuities, stocks, and bonds directly for purchase from an outside provider.

Deposit Activities

In general, deposits, borrowings and loan repayments are the major sources of funding for lending and other investment purposes. FNCB relies primarily on marketing, product innovation, technology and service to attract, grow and retain its deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, management considers the interest rates offered by its competitors, the interest rates available on borrowings, its liquidity needs and customer preferences. Management regularly reviews FNCB’s deposit mix and deposit pricing as part of its asset/liability management, taking into consideration rates offered by competitors in its market area.

Competition

FNCB faces substantial competition in originating loans and in attracting deposits from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence, as well as other financial institutions outside of its market area through online loan and deposit product offerings. The competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds and online deposit accounts. The increased competition has resulted from changes in the legal and regulatory guidelines, as well as from economic conditions. The cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale.

As a result of consolidation in the banking industry, some of the Bank’s competitors and their respective affiliates are larger and may enjoy advantages such as greater financial resources, a wider geographic presence, a wider array of services, or more favorable pricing alternatives and lower origination and operating costs. FNCB considers its major competition to be local commercial banks as well as other commercial banks with branches in its market area. Competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than FNCB has been able to offer. The growth and profitability of FNCB depends on its continued ability to successfully compete.

Supervision and Regulation

FNCB participates in a highly regulated industry and is subject to a variety of statutes, regulations and policies, as well as ongoing regulatory supervision and review. These laws, regulations and policies are subject to frequent change and FNCB takes measures to comply with applicable requirements.

FNCB

FNCB is a bank holding company registered with, and subject to regulation by, the Reserve Bank and the Board of Governors of the Federal Reserve System (“FRB”). The Bank Holding Company Act of 1956, as amended (the “BHCA”), and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices.

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

The Gramm Leach-Bliley Act of 1999 (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities without further approval. FNCB is not a financial holding company. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the FRB to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

FNCB also is subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The common stock of FNCB trades on the OTCQX marketplace under the symbol “FNCB” and, therefore, FNCB also is subject to the rules and requirements of FINRA for companies with securities trading on the OTCQX.

The Bank

Effective June 30, 2016, upon its conversion to a state charter, the Bank is regulated by the Pennsylvania Department of Banking and Securities. The Bank’s deposit accounts are insured up to the maximum legal limit by the Deposit Insurance Fund of the FDIC and accordingly, the Bank is also regulated by the FDIC. The regulations of these agencies and the FDIC govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) permits national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Pennsylvania law had previously permitted banks chartered in Pennsylvania to establish branches in other states without limitation, thereby permitting national banks in Pennsylvania to establish branches anywhere in the state, but only permitted out of state banks to branch in Pennsylvania if the home state of the out-of-state bank permits Pennsylvania banks to establish de novo branches. The branching provisions of the Dodd-Frank Act could result in more banks from other states establishing de novo branches in the Bank’s market area.

USA Patriot Act and the Bank Secrecy Act (“BSA”). Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum specified standards, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.

Capital Adequacy Requirements. Federal banking agencies have adopted risk based capital adequacy and leverage capital adequacy requirements pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

The federal banking regulators issued a final rulemaking in July 2013 (the “Basel III Rule”) to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

●	A minimum ratio of common equity tier I (“CET I”) capital to risk-weighted assets of 4.5%.
●	A minimum ratio of tier I capital to risk-weighted assets of 6%.
●	A minimum ratio of total capital to risk-weighted assets of 8%.
●	A minimum leverage ratio of 4%.

Basel III also establishes a “countercyclical capital buffer,” that is designed to absorb losses during periods of economic stress. Generally, the capital conservation buffer of 2.50% of risk-weighted assets, when fully phased in, will be imposed when federal banking regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. For all banking institutions, the phase-in period for the capital conservation buffer requirement began on January 1, 2016 at 0.625% and will increase by that amount each year until it reaches 2.50% on January 1, 2019.

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

The Basel III Rule also includes, as part of the definition of CET I capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses, net of tax, on available-for-sale securities, that are not other than temporarily impaired (“OTTI”) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Basel III Rule also imposes a 4.00% minimum Tier I leverage ratio.

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

As discussed below, the Basel III Rule also integrates the new capital requirements into the prompt corrective action provisions under Section 38 of the Federal Deposit Insurance Act (“FDIA”).

In general, the Basel III Rule became applicable to FNCB and the Bank on January 1, 2015. FNCB and the Bank elected to exclude AOCI in calculating regulatory capital with the filing of their respective first regulatory reports after applicability of the Basel III Rule to them. Additionally, FNCB’s outstanding subordinated notes are subject to phase out and will cease to qualify as capital for regulatory purposes. Overall, FNCB believes that implementation of the Basel III Rule did not have a material adverse effect on its or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay discretionary bonuses to executive officers.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.

The following are the capital requirements under the Basel III Rules integrated into the prompt corrective action category definitions. As of December 31, 2016, the following capital requirements were applicable to the Bank for purposes of Section 38 of the FDIA.

	Total				Tier I
	Risk-Based				Risk-Based				CET I				Leverage				Tangible Equity
Capital Category	Capital Ratio				Capital Ratio				Capital Ratio				Ratio				to Assets
Well capitalized	>	/	=	10.0%	>	/	=	8.0%	>	/	=	6.5%	>	/	=	5.0%	N/A
Adequately capitalized with converation buffer	>	/	=	8.625%	>	/	=	6.625%	>	/	=	5.125%	>	/	=	4.0%	N/A
Adequately capitalized	>	/	=	8.0%	>	/	=	6.0%	>	/	=	4.5%	>	/	=	4.0%	N/A
Undercapitalized			<	8.0%			<	6.0%			<	4.5%			<	4.0%	N/A
Significantly undercapitalized			<	6.0%			<	4.0%			<	3.0%			<	3.0%	N/A
Critically undercapitalized	N/A				N/A				N/A				N/A				Less than 2.0%

At December 31, 2016, FNCB met its capital requirements with a common equity Tier I capital to risk-weighted assets of 9.97%, a Tier I capital to risk-weighted assets ratio of 10.23%, a Total capital to risk-weighted assets ratio of 12.06%, and a Leverage ratio of 7.53%.

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

As a result of the previous volatility and instability in the financial system, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the United States Department of the Treasury (“Treasury Department”) or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they might not otherwise elect. Any such requirement could adversely affect FNCB’s business and results of operations. FNCB did not accept an investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the increase in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department, FDIC or FRB.

The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act has required a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies have been given significant discretion in drafting these rules and regulations. To date, the following provisions of the Dodd-Frank Act are considered to be of greatest significance to FNCB:

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

President Donald J. Trump has indicated that one of the goals of his administration is to reduce federal government regulation, including, among other things, reconsidering certain regulations promulgated under the Dodd-Frank Act. On February 3, 2017, President Trump issued an executive order that directs the Secretary of the Treasury Department to consult with the heads of the member agencies of the Financial Stability Oversight Council and report to President Trump on the extent to which the laws and regulations governing the U.S. financial system are in accord with certain enumerated “core principles” (the “Executive Order”). The “core principles” set forth in the Executive Order relate to U.S. financial system regulation, and include fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis, and making “regulation more efficient, effective and appropriately tailored.” Given the recent nature of this Trump Administration initiative, at this time, FNCB cannot determine what existing provisions of and regulations under the Dodd-Frank Act, if any, will be repealed or modified, or what impact, if any, the effect of the Trump Administration’s initiative may have on FNCB, its business or future results of operations.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, a new independent federal agency within the Federal Reserve System, having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB, which began operations on July 21, 2011, has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorney generals to enforce compliance with both the state and federal laws and regulations.

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

The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions offering consumer financial products and services, including FNCB and the Bank. These regulatory activities may limit the types of financial services and products the Bank may offer, which in turn may reduce FNCB’s revenues.

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

At December 31, 2016, the Bank was considered risk category I, the lowest risk category, for deposit insurance assessments and paid an annual assessment rate ranging from 0.0005 basis points to 0.0006 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

Dividend Restrictions

FNCB Bancorp, Inc. is a legal entity separate and distinct from the Bank. FNCB Bancorp, Inc.’s revenues (on a parent company only basis) and its ability to pay dividends to its shareholders are almost entirely dependent upon the receipt of dividends from the Bank. The right of FNCB Bancorp, Inc., and consequently the rights of its creditors and shareholders to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of FNCB Bancorp, Inc., in its capacity as a creditor, may be recognized. Additionally, the ability of the Bank to pay dividends to FNCB Bancorp, Inc. is subject to Pennsylvania state law and various regulatory restrictions.

The declaration of cash dividends on FNCB’s common stock is at the discretion of its board of directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements, notes and other contractual restrictions, Pennsylvania law, federal bank regulatory law, and other factors deemed relevant.

Employees

As of December 31, 2016, FNCB, including the Bank employed 253 persons, including 34 part-time employees.

Available Information

FNCB files reports, proxy and information statements and other information electronically with the Securities and Exchange Commission (“SEC”). You may read and copy any materials that FNCB files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is https://www.sec.gov. FNCB makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available through its website at https://www.fncb.com. These reports may also be obtained free of charge as soon as practicable after filing or furnishing them to the SEC upon request by sending an email to corporatesecretary@fncb.com. Information may also be obtained via written request to FNCB Bancorp, Inc. Attention: Chief Financial Officer, 102 East Drinker Street, Dunmore, PA 18512.

Item 1A. Risk Factors.

The risk factors discussed below, which could materially affect FNCB’s business, operating results or financial condition, should be considered in addition to the other information presented in this Annual Report on Form 10-K. However, the risk factors described below are not meant to be all inclusive. Additional risks and uncertainties not currently known or that FNCB currently deems to be insignificant may also materially adversely affect its business, operating results or financial condition.

Risks Related to FNCB and its Business

FNCB may not be able to successfully compete with others for business.

FNCB competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, online divisions of banks located in other markets as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and internet-based financial technology (“Fintech”) companies. There is also competition for banking business from competitors outside of its market area. As noted above, FNCB and the Bank are subject to extensive regulations and supervision, including, in many cases, regulations that limit the type and scope of activities. Many competitors have substantially greater resources and may offer certain services that FNCB and the Bank does not provide, and operate under less stringent regulatory environments. The differences in available resources and applicable regulations may make it harder for FNCB to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings. For additional discussion of FNCB’s competitive environment, see the section entitled “Business – Competition” included in Item 1 to this Annual Report on Form 10-K.

Downward trends in the economic environment could pose significant challenges for FNCB and could adversely affect its financial condition and results of operations.

FNCB is operating in a challenging economic environment, including uncertain national and local conditions. Additionally, concerns from some of the countries in the European Union, Asia and elsewhere have also strained the financial markets both abroad and domestically. Financial institutions continue to be affected by softness in the real estate market and constrained financial markets. While conditions appear to have improved since the depths of the financial crisis, generally and in FNCB’s market area, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. Deterioration in economic conditions in our markets could drive loan losses beyond that which is provided for in the allowance for loan and lease losses (“ALLL”), which would necessitate further increases in the provision for loan and lease losses, and, in turn, FNCB’s earnings and capital. FNCB may also face the following risks in connection with the economic environment:

●

economic conditions that negatively affect housing prices and the job market could result in deterioration in credit quality of the loan portfolios, which, in turn, could have , a negative impact on our business;

●

market developments may affect consumer confidence levels and result in reduced loan demand and cause adverse changes in payment patterns, leading to a reduced asset base, as well as increases in delinquencies and default rates on loans and other credit facilities;

●	the methodologies that are used to establish the ALLL rely on complex judgments, including forecasts of economic conditions, that are inherently uncertain and may be inadequate;
●	the continuation of low market interest rates, may further pressure FNCB’s interest margins as interest-earning assets, such as loans and investments, are reinvested or reprice at lower rates; and
●

volatility in the market, and lower level of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership.

If these conditions or similar ones continue to exist or worsen, FNCB could experience adverse effects on its operating results and/or financial condition.

FNCB is subject to lending risk.

As of December 31, 2016, approximately 35.8% of FNCB’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having a higher risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because FNCB’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $2.2 million, or 0.3% of total gross loans, as of December 31, 2016, and $3.8 million, or 0.5% of total gross loans, as of December 31, 2015. Although non-performing asset levels decreased from the prior year, an increase in non-performing loans in the future could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on FNCB’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in FNCB’s primary market area, will have a significant impact on its results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrowers to generate the necessary cash flow for repayment of the loan, and reduce the ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed-rate loans, general increases in interest rates will tend to reduce its spread as the interest rates FNCB must pay for deposits would increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

FNCB’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of FNCB’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. FNCB also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2016, $430.1 million, or 58.8%, of gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $18.4 million, or 2.5%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $153.8 million, or 21.0%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While management believes that the loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose FNCB to the risk that adverse developments in the real estate market, or in the general economic conditions in its general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, FNCB would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, FNCB’s ability to develop business relationships may be diminished, the quality and collectability of its loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Commercial real estate, commercial and industrial and construction, land acquisition and development loans tend to have larger balances than single family mortgage loans and other consumer loans. Because FNCB’s loan portfolio contains a significant number of commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing assets. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan and lease losses, or an increase in loan charge-offs, which could have an adverse impact on FNCB’s results of operations and financial condition.

Guidance adopted by federal banking regulators provides that banks having concentrations in construction, land development or commercial real estate loans are expected to have and maintain higher levels of risk management and, potentially, higher levels of capital, which may adversely affect shareholder returns, or require FNCB to obtain additional capital sooner than it otherwise would. Excluded from the scope of this guidance are loans secured by non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $42.0 million as of December 31, 2016. At December 31, 2016, except for one loan relationship aggregating $381 thousand to a business partially owned by a director that was classified as “Special Mention,” there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans. FNCB has received all contractual principal and interest payments in a timely manner and the individual loans in the relationship were current as of December 31, 2016. Management has classified the loan relationship as special mention strictly because FNCB has not received current financial information from a non-related party to the loan agreements. For more information regarding loans to officers and directors and/or their related parties, please refer to Note 11, “Related Party Transactions” to the consolidated financial statements included in Item 8 and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K.

FNCB’s financial condition and results of operations would be adversely affected if the ALLL is not sufficient to absorb actual losses or if increases to the ALLL were required.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. FNCB may experience significant credit losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of FNCB’s loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, management reviews loans, loss and delinquency experience, and evaluates current economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in FNCB’s loan portfolio at the date of its financial statements. Material additions to FNCB’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2016, the ALLL totaled $8.4 million, representing 1.15% of total loans.

Although management believes FNCB’s underwriting standards are adequate to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to the ongoing economic environment and the state of the real estate market. The assessment of future performance of the loan portfolio is inherently uncertain. FNCB can give no assurance that non-performing loans will not increase or that non-performing or delinquent loans will not adversely affect its future performance.

In addition, federal and state regulators periodically review the ALLL and may require increases to the ALLL or further loan charge-offs. Any increase in ALLL or loan charge-offs as required by these regulatory agencies could have a material adverse effect on FNCB’s results of operations and financial condition.

If management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary, FNCB is required to write down the security to reflect credit-related impairments through a charge to earnings.

Management reviews FNCB’s investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of FNCB’s debt investment securities has declined below its carrying value, management is required to assess whether the decline represents an OTTI. If management concludes that the decline is other-than-temporary, it is required to write down the value of that security to reflect the credit-related impairments through a charge to earnings. Changes in the expected cash flows of securities in FNCB’s portfolio and/or prolonged price declines in future periods may result in OTTI, which would require a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, any impairment disclosed may not accurately reflect the actual impairment in the future. In addition, to the extent that the value of any of FNCB’s investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

FNCB held approximately $3.3 million in capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) as of December 31, 2016. FNCB must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If the FHLB were to cease operations, FNCB’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

Changes in interest rates could reduce income, cash flows and asset values.

FNCB’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond FNCB’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest FNCB receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) FNCB’s ability to originate loans and obtain deposits, (ii) the fair value of FNCB’s financial assets and liabilities, and (iii) the average duration of FNCB’s mortgage-backed securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, FNCB’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on FNCB’s financial condition and results of operations.

FNCB may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Laws, regulations and banking regulators require FNCB and the Bank to maintain adequate levels of capital to support their operations. In addition, capital levels are determined by FNCB’s management and Board of Directors based on capital levels that they believe are necessary to support business operations. Management regularly evaluates its present and future capital requirements and needs and analyzes capital raising alternatives and options. Although FNCB succeeded in meeting its current regulatory capital requirements, it may need to raise additional capital in the future to support possible loan losses or potential OTTI during future periods, to meet future regulatory capital requirements or for other reasons.

The Board of Directors may determine from time to time that FNCB needs to raise additional capital by issuing additional common shares or other securities. FNCB is not restricted from issuing additional common shares, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. Because FNCB’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, FNCB cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings will likely be dilutive to common shareholders from ownership, earnings and book value perspectives. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, its then current common shareholders. Additionally, if FNCB raises additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of its debt securities and shares of preferred shares, and lenders with respect to other borrowings, will receive distributions of available assets prior to the holders of common shares. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of FNCB’s common shares, or both. Holders of FNCB’s common shares are not entitled to preemptive rights or other protections against dilution.

FNCB cannot provide any assurance that additional capital will be available on acceptable terms or at all. Any occurrence that may limit access to the capital markets may adversely affect FNCB’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if FNCB needs to raise capital, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on FNCB’s business, financial condition and results of operations.

Interruptions or security breaches of FNCB’s information systems could negatively affect its financial performance or reputation.

In conducting its business, FNCB relies heavily on its information systems. FNCB collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in its data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to FNCB’s operations and business strategy. Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach of those systems. Despite security measures, FNCB’s information technology and infrastructure may be vulnerable to security breaches, cyber-attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any damage, failure or breach could cause an interruption in operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through FNCB’s computer systems and network infrastructure. The occurrence of any failures, interruptions or breaches could damage FNCB’s reputation, disrupt operations and the services provided to customers, cause a loss of confidence in the products and the services provided, cause FNCB to incur additional expenses, result in a loss of customer business and data, result in legal claims or proceedings, result in liability under laws that protect the privacy of personal information, result in regulatory penalties, or expose FNCB to other liability, any of which could have a material adverse effect on its business, financial condition and results of operations and competitive position.

If FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing, financial performance may suffer.

Effective and competitive delivery of FNCB’s products and services increasingly depends on information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology can improve efficiency and help reduce costs. FNCB’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create efficiencies in its operations. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require FNCB to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. FNCB may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. Many of FNCB’s competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive. There can be no assurance that FNCB will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively. As a result, FNCB could lose business, be forced to price products and services on less advantageous terms to retain or attract customers, or be subject to cost increases.

FNCB’s profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania, specifically in Lackawanna, Luzerne and Wayne Counties.

FNCB’s success depends primarily on the general economic conditions in the Commonwealth of Pennsylvania and the specific local markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, FNCB provides banking and financial services to customers primarily in the Lackawanna, Luzerne and Wayne County markets. The local economic conditions in these areas have a significant impact on the demand for FNCB’s products and services as well as the ability of customers to repay loans, the value of the collateral securing loans, and the stability of deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, severe weather or natural disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on FNCB’s financial condition and results of operations.

FNCB relies on management and other key personnel and the loss of any of them may adversely affect its operations.

FNCB believes each member of the senior management team is important to its success and the unexpected loss of any of these persons could impair day-to-day operations as well as its strategic direction.

FNCB’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by FNCB can be intense and it may not be able to hire people or retain them. The unexpected loss of services of one or more of FNCB’s key personnel could have a material adverse impact on its business due to the loss of their skills, knowledge of its market, years of industry experience and to the difficulty of promptly finding qualified replacement personnel.

FNCB may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows.

FNCB has been and may continue to be involved from time to time in a variety of litigation matters arising out of its business. An increased number of lawsuits, including purported class action lawsuits and other consumer driven litigation, have been filed and will likely continue to be filed against financial institutions, which may involve substantial compensatory and/or punitive damages. Management believes the risk of litigation generally increases during downturns in the national and local economies. FNCB’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation and may cause it to incur significant expense. Should the ultimate judgments or settlements in any litigation exceed insurance coverage, they could have a material adverse effect on its financial condition, results of operations and cash flows. In addition, FNCB may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all. For additional discussion of FNCB’s current legal matters, refer to Item 3, “Legal Proceedings” to this Annual Report on Form 10-K.

FNCB’s disclosure controls and procedures and internal controls over financial reporting may not achieve their intended objectives.

FNCB maintains disclosure controls and procedures designed to ensure the timely filing of reports as specified in the rules and forms of the Securities and Exchange Commission. FNCB also maintains a system of internal control over financial reporting. These controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as its disclosure controls and procedures and internal controls over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. If FNCB’s controls are not effective, it could have a material adverse effect on its financial condition, results of operations, and market for its common stock, and could subject it to additional regulatory scrutiny.

Risks Related to FNCB’s Common Stock

The price of FNCB’s common shares may fluctuate significantly, which may make it difficult for investors to resell common shares at a time or price they find attractive.

FNCB’s common stock per share price may fluctuate significantly as a result of a variety of factors, many of which are beyond its control. These factors include, in addition to those described above:

●	actual or anticipated quarterly fluctuations in operating results and financial condition;
●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to FNCB or other financial institutions;
●	speculation in the press or investment community generally or relating to FNCB’s reputation or the financial services industry;
●	strategic actions by FNCB or its competitors, such as acquisitions, restructurings, dispositions or financings;
●	fluctuations in the stock price and operating results of FNCB’s competitors;
●	future sales of FNCB’s equity or equity-related securities;
●	proposed or adopted regulatory changes or developments;
●	anticipated or pending investigations, proceedings, audits or litigation that involve or affect FNCB;
●	domestic and international economic factors unrelated to FNCB’s performance; and
●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

During 2016, the per share closing bid price of FNCB’s common stock on the OTCQX Marketplace (“OTCQX”) ranged from a low of $4.75 on August 29, 2016, to a high of $6.90 on February 1, 2016.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect FNCB’s share price, notwithstanding its operating results. Management expects that the market price of its common shares will continue to fluctuate and there can be no assurances about the levels of the market prices for its common shares.

An active public market for FNCB’s common stock does not currently exist. As a result, shareholders may not be able to quickly and easily sell their common shares.

FNCB’s common shares are currently quoted on the OTCQX. During the year ended December 31, 2016, an average of 3,484 shares traded on a daily basis. There can be no assurance that an active and liquid market for FNCB’s common shares will develop, or if one develops that it can be maintained. The absence of an active trading market may make it difficult for FNCB shareholder to sell FNCB’s common shares at the prevailing price, particularly in large quantities. For a further discussion, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities” to this Annual Report on Form 10-K.

FNCB’s ability to pay dividends or repurchase shares is subject to limitations.

FNCB conducts its principal business operations through the Bank and the cash that it uses to pay dividends is derived from dividends paid to FNCB by the Bank; therefore, its ability to pay dividends is dependent on the performance of the Bank and on the Bank’s capital requirements. The Bank’s ability to pay dividends to FNCB and FNCB’s ability to pay dividends to its shareholders are also limited by certain legal and regulatory restrictions.

Risks Related to Government Regulation and Accounting Pronouncements

FNCB is subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject it to higher costs and lower shareholder returns.

The banking industry is subject to extensive regulation and supervision that govern almost all aspects of its operations. The extensive regulatory framework is primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. Compliance with applicable laws and regulations can be difficult and costly and, in some instances, may put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, leasing companies and internet-based Fintech companies. FNCB’s regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. If they deem FNCB to be operating in a manner inconsistent with safe and sound banking practices, these regulatory authorities can require the entry into informal and formal supervisory agreements, including board resolutions, memoranda of understanding, settlement agreements and consent or cease and desist orders, pursuant to which FNCB would be required to implement identified corrective actions to address cited concerns and/or to refrain from taking certain actions in the form of injunctive relief. In recent years, the banking industry has faced increased regulation and scrutiny; for instance, areas such as BSA compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny. Non-compliance with laws and regulations such as these, even in cases of inadvertent non-compliance, could result in litigation, significant fines and/or sanctions. Any failure to comply with, or any change in, any applicable regulation and supervisory requirement, or change in regulation or enforcement by such authorities, whether in the form of policies, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on FNCB, the Bank and other affiliates, and its operations. Federal economic and monetary policy may also affect FNCB’s ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads. Any failure to comply with such regulation or supervision could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on FNCB’s business, financial condition and results of operations. In addition, compliance with any such action could distract management’s attention from FNCB’s operations, cause it to incur significant expenses, restrict it from engaging in potentially profitable activities and limit its ability to raise capital.

The impact of recent legislation, proposed legislation, and government programs designed to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change. In addition, any instability in financial markets and weakening in current financial market conditions could materially and adversely affect FNCB’s business, financial condition, results of operations and access to capital.

New or changed legislation or regulation and regulatory initiatives could adversely affect FNCB through increased regulation and increased costs of doing business.

Changes in federal and state legislation and regulation may affect FNCB’s operations. New and modified regulations, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on the banking industry. The Dodd-Frank Act has implemented significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the Financial Stability Oversight Council to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. For example, the Dodd-Frank Act has implemented new requirements with respect to “qualified mortgages” and new mortgage servicing standards that may increase costs associated with this business. For a more detailed description, see the section entitled “Business – The Bank – Consumer Financial Protection Bureau” included in Item 1 to this Annual Report on Form 10-K.

Additionally, final rules to implement Basel III adopted in July 2013 revise risk-based and leverage capital requirements and also limit capital distributions and certain discretionary bonuses if a banking organization does not hold the required “capital conservation buffer.” The rule became effective for FNCB on January 1, 2015, with some additional transition periods. This additional regulation could increase compliance costs and otherwise adversely affect operations. For a more detailed description of the final rules, see the description in Item 1 of this Annual Report on Form 10-K under the heading “Capital Adequacy Requirements”. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of FNCB’s operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase FNCB’s cost of doing business and otherwise affect FNCB’s operations, may significantly affect the markets in which it does business, and could have a materially adverse effect on FNCB.

FNCB is also subject to the guidelines under the GLB Act. The GLB Act guidelines require, among other things, that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. In recent years there also has been increasing enforcement activity in the areas of privacy, information security and data protection in the United States, including at the federal level. Compliance with these laws, rules and regulations regarding the privacy, security and protection of customer and employee data could result in higher compliance and technology costs. In addition, non-compliance could result in potentially significant fines, penalties and damage to FNCB’s reputation and brand.

Changes in accounting standards could impact reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of financial statements. These changes can materially impact how FNCB records and reports its financial condition and results of operations. In some instances, FNCB could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

FNCB currently conducts business from its headquarters, which also houses the Bank’s main office, located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512. At December 31, 2016, FNCB also operated 18 additional branches located throughout Lackawanna, Luzerne and Wayne counties, a loan production office located in Wilkes-Barre, Luzerne County, Pennsylvania and two administrative offices located in Dunmore, Lackawanna County, Pennsylvania. Fourteen of the offices are leased and the balance are owned by the Bank. Except for potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably suitable and adequate for current and immediate future purposes.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. The results of these evaluations may lead to improvements in FNCB’s delivery system network and facilities including the remodeling, consolidation and/or relocation of existing facilities and branches and the potential for opening offices and/or branches in new market areas.

On December 21, 2016, the Bank purchased a building located immediately adjacent to its main office at 106-108 East Drinker Street, Dunmore, Pennsylvania, 18512. On February 15, 2017, the Bank notified the Pennsylvania Department of Banking and Securities and its federal banking regulators of its intent to open a lending center at this location for the purpose of housing its commercial and retail lending units. This lending center is scheduled to open at the end of the first quarter of 2017.

On January 6, 2017, the Bank notified the Pennsylvania Department of Banking and Securities and FNCB’s federal banking regulators of its intent to open a Limited Purpose Office (“LPO”) in Allentown, Lehigh County, Pennsylvania to provide services related to loan production. This LPO is located in an office leased by the Bank at 3500 Winchester Road, Suites 101 and 102, Allentown, Pennsylvania, 18104. The Pennsylvania Department of Banking and Securities issued a non-objection letter to the Bank on February 22, 2017 regarding the establishment of the Allentown-based LPO.

Item 3. Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of September 30, 2016 $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. The discovery stage is completed and the parties have exchanged expert reports. As of the date of this report, the litigation is in the dispositive motion stage. At this time FNCB cannot reasonably determine the outcome or potential range of loss, if any, in connection with this matter.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all others similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and deny any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand and 00/100 ($750,000.00)(an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court Approval. The Settlement Agreement remains subject to approval by the Court after notice to the class members and a final settlement hearing. The hearing on the terms of the proposed Settlement Agreement will be to determine whether 1) the terms and conditions of the settlement provided for in the Settlement Agreement are fair, reasonable and adequate and in the best interests of the class members; 2) the judgment dismissing the claims of the class members, as provided for in the Settlement Agreement, shall be entered, and 3) the request of the representative Plaintiffs for the Incentive Award and the Plaintiffs’ counsel for an award for attorney’s fees and reimbursement of expenses shall be granted. As previously mentioned above, and in connection with, the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand and 00/100 ($750,000.00), which was included in FNCB’s 2015 operating results.

FNCB has been subject to tax audits and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on its consolidated financial condition, results of operations or liquidity.

Item 4.     Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Stock and Dividends Paid

FNCB’s common shares are quoted on the OTCQX under the symbol “FNCB.” Quarterly market highs and lows and dividends paid for each of the past two years are presented below.  These prices represent actual transactions.

	Market Price		Dividends Paid
	High	Low	Per Share
Quarter	2016		2016
First	$6.90	$5.11	$0.02
Second	6.12	5.50	0.02
Third	6.00	4.75	0.02
Fourth	6.30	5.00	0.03

Quarter	2015		2015
First	$6.10	$5.12	$0.00
Second	6.55	5.15	0.00
Third	6.05	5.02	0.00
Fourth	5.50	5.06	0.00

Holders

As of February 28, 2017, there were approximately 1,778 holders of record of FNCB’s common shares. Because many of FNCB’s shares are held by brokers and other institutions on behalf of shareholders, FNCB is unable to estimate the total number of shareholders represented by these record holders.

Dividends

FNCB had been under a Written Agreement with the Federal Reserve Bank of Philadelphia from November 24, 2010 until it was fully and completely released from the enforcement action on September 2, 2015. The Bank had been under a Consent Order with the Office of the Comptroller of the Currency from September 1, 2010 until it was fully and completely released from the enforcement action on March 25, 2015. While under the Written Agreement, FNCB was precluded from paying dividends, and accordingly, did not pay dividends to shareholders during the tenure of the Written Agreement. FNCB resumed quarterly dividend payments effective with a quarterly dividend paid on March 15, 2016. It is the present intent of the Board of Directors to continue paying quarterly dividends going forward. However, FNCB’s ability to declare and pay future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws, legal and regulatory restrictions and other factors relevant at the time FNCB’s Board of Directors considers any declaration of any dividends. For a further discussion of FNCB’s and the Bank’s dividend restrictions, refer to Note 14, “Regulatory Matters/Subsequent Events” in the notes to consolidated financial statements to this Annual Report on Form 10-K.

In addition to the resumption of dividend payments, on April 27, 2016, FNCB’s Board of Directors approved the reinstatement of the Dividend Reinvestments and Stock Purchase Plan effective June 1, 2016.

Equity Compensation Plans

For more information regarding FNCB’s equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return (i.e. price change, reinvestment of cash dividends and stock dividends received) on FNCB’s common shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index, the SNL Bank Index for banks with $500 million to $1 billion in assets and the SNL U.S. Bank Pink for banks traded on the OTC with total assets greater than $500 million. The stock performance graph assumes that $100 was invested on December 31, 2011. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. FNCB calculates each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e. more valuable) count for more in all indices.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The selected consolidated financial and other data and management’s discussion and analysis of financial condition and results of operations set forth below and in Item 7 hereof is derived in part from, and should be read in conjunction with, FNCB’s consolidated financial statements and notes thereto contained elsewhere herein. Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation. Those reclassifications did not impact net income.

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$1,195,375	$1,090,618	$970,029	$1,003,808	$968,274
Securities, available-for-sale	272,676	253,773	218,989	203,867	185,361
Securities, held-to-maturity	-	-	-	2,308	2,198
Net loans	725,860	724,926	658,747	629,880	579,396
Total deposits	1,015,139	821,546	795,336	884,698	854,613
Borrowed funds	78,847	160,112	96,504	62,433	53,903
Shareholders' equity	90,147	86,178	51,398	33,578	36,925

Income Statement Data:
Interest income	$34,748	$32,201	$32,673	$32,953	$37,027
Interest expense	4,197	4,801	6,147	7,176	9,218
Net interest income before provision (credit) for loan and lease losses	30,551	27,400	26,526	25,777	27,809
Provision (credit) for loan and lease losses	1,153	(1,345)	(5,869)	(6,270)	4,065
Non-interest income	6,203	7,800	14,920	9,283	4,283
Non-interest expense	27,545	28,464	33,569	34,948	41,738
Income (loss) before income taxes	8,056	8,081	13,746	6,382	(13,711)
Income tax expense (benefit)	1,747	(27,759)	326	-	-
Net income (loss)	6,309	35,840	13,420	6,382	(13,711)
Earnings (loss) per share, basic and diluted	0.38	2.17	0.81	0.39	(0.83)

Capital and Related Ratios:
Cash dividends declared per share	$0.09	$-	$-	$-	$-
Book value per share	5.42	5.22	3.12	2.04	2.24
Tier I leverage ratio	7.53%	7.27%	6.05%	4.71%	4.07%
Total risk-based capital to risk-adjusted assets	12.06%	11.79%	13.67%	11.58%	10.20%
Average equity to average total assets (1)	8.42%	5.64%	4.66%	3.60%	3.97%
Tangible equity to tangible assets	7.54%	7.89%	5.27%	3.30%	3.75%

Selected Performance Ratios:
Return on average assets (1)	0.57%	3.57%	1.38%	0.67%	(1.35% )
Return on average equity (1)	6.82%	63.24%	29.50%	18.65%	(34.09% )
Net interest margin (2)	3.13%	2.99%	3.08%	3.21%	3.26%
Noninterest income/operating income (2)	14.88%	18.73%	30.30%	20.79%	9.71%

Asset Quality Ratios:
Allowance for loan and lease losses/total loans	1.15%	1.20%	1.72%	2.18%	3.10%
Nonperforming loans/total loans	0.31%	0.52%	0.82%	0.99%	1.62%
Allowance for loan and lease losses/nonperforming loans	376.86%	232.05%	208.62%	219.87%	190.92%
Net charge-offs/average loans	0.21%	0.20%	(0.51% )	(0.28% )	0.97%
Loan loss provision/net charge-offs	75.66%	***	***	***	63.88%

*** Ratio is not meaningful for 2015, 2014 and 2013.

(1) Average balances were calculated using average daily balances. Average balances for loans include non-accrual loans.

(2) Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) represents an overview of the financial condition and results of operations of FNCB and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 and Risk Factors detailed in Item 1A of Part I to this Annual Report on Form 10-K.

FNCB is in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities within its primary market area located in Northeastern Pennsylvania.

FORWARD-LOOKING STATEMENTS

FNCB may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (“SEC”), in reports to shareholders, and in our other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in our markets; the effects of, and changes in trade, monetary, corporate tax and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of FNCB to compete with other institutions for business; the composition and concentrations of FNCB’s lending risk and the adequacy of our reserves to manage those risks; the valuation of FNCB’s investment securities; the ability of FNCB to pay dividends or repurchase common shares; the ability of FNCB to retain key personnel; the impact of any pending or threatened litigation against FNCB; the marketability of shares of FNCB and fluctuations in the value of FNCB’s share price; the effectiveness of FNCB’s system of internal controls; the ability of FNCB to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning capital adequacy, taxes, banking, securities and insurance); the impact of technological changes and security risks upon our information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

See Note 2,“Summary of Significant Accounting Policies” and Note 5, “Loans” of the notes to consolidated financial statements included in Item 8,“Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the ALLL.

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 4,“Securities” and Note 15, “Fair Value Measurements” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for years ended December 31, 2016, 2015 and 2014 within the consolidated statements of income.

See Note 2, “Summary of Significant Accounting Policies” and Note 4, “Securities” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about valuation of securities.

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

FNCB records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings. On December 31, 2010, management established a valuation allowance equal to 100 percent of FNCB’s net deferred tax asset, excluding deferred tax assets and liabilities related to unrealized holding gains and losses on available-for-sale securities, and maintained such an allowance through December 31, 2014. As part of its evaluation conducted as of December 31, 2015, management reviewed all the positive and negative evidence available at that time and concluded that significant positive evidence outweighed any negative evidence and the valuation allowance previously established for FNCB’s deferred tax assets should be reversed, except for the amount established for charitable contribution carryovers. Management’s subsequent evaluation as of December 31, 2016 concluded that the previously established valuation allowance for charitable contributions should be reversed, and as such, FNCB did not have any valuation allowances for deferred tax assets as of December 31, 2016.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. The Trump Administration and the U.S. Congress are in the process of evaluating possible tax changes which may include a reduction in the U.S. corporate income tax rates. If corporate tax rates were reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. There is no specific proposal currently pending. Management cannot assess the effect a change in the corporate tax rate would have on FNCB’s operating results or financial position at the present time.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2016 and 2015, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2, “Summary of Significant Accounting Policies” and Note 10, “Income Taxes” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the accounting for income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

For information regarding new authoritative accounting guidance adopted by FNCB during the year ended December 31, 2016 and accounting guidance that FNCB will adopt in future periods, see Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this MD&A in its entirety.

On June 30, 2016, First National Community Bancorp, Inc., the parent company of First National Community Bank, announced that following receipt of required regulatory approvals from the Pennsylvania Department of Banking and Securities, First National Community Bank had completed a charter conversion from a national bank to a Pennsylvania state bank and, as a result of the conversion, First National Community Bank changed its legal name to FNCB Bank. Both the charter conversion and legal name change were effective June 30, 2016. On October 4, 2016, First National Community Bancorp, Inc., the parent company of FNCB Bank, filed an amendment to its articles of incorporation to change its name, effective October 17, 2016, to “FNCB Bancorp, Inc.” The Board of Directors of FNCB has also amended the bylaws of FNCB, effective October 17, 2016, to reflect the new name.

On May 18, 2016, FNCB announced that effective June 30, 2016, Steven R. Tokach would retire from his position as President and Chief Executive Officer and a member of the Boards of Directors of both FNCB and the Bank. On the same day, both Boards of Directors appointed Gerard A. Champi as his successor effective July 1, 2016. Mr. Champi was appointed as a Class A director of FNCB, with a term expiring at the 2017 annual meeting of shareholders, filling the vacancy created by Mr. Tokach’s retirement. Mr. Champi has been with the Bank since 1991 and has served in various leadership positions, including, most recently, Chief Operating Officer since March 2011 and Interim President and Chief Executive Officer of FNCB and the Bank from March 2010 until February 2011.

Results of Operations

FNCB reported earnings in 2016 of $6.3 million, or $0.38 per diluted common share, a decrease of $29.5 million, or 82.4%, compared to $35.8 million, or $2.17 per diluted common share, in 2015. The decrease in net income was largely attributable to the reversal of the deferred tax asset (“DTA”) valuation allowance of $30.0 million in 2015, resulting in an income tax benefit of $27.8 million for the year ended December 31, 2015. The decrease in 2016 net income compared to 2015 attributable to the reversal was offset in part by strong improvement in net interest income and continued reductions in non-interest expense levels. Net interest income improved $3.1 million, or 11.5%, to $30.5 million in 2016 from $27.4 million in 2015. The improvement resulted primarily from solid growth in interest earning assets, higher yields on taxable loans and investments and reduced borrowing costs. Non-interest expense decreased $0.9 million, or 3.2%, to $27.6 million in 2016 from $28.5 million in 2015. FNCB experienced significant reductions in occupancy expense, regulatory assessments and insurance costs. In addition, FNCB recorded $0.8 million in non-recurring expense related to a legal settlement in 2015. Partially offsetting these cost reductions were increases in salaries and employee benefit costs and bank shares tax. These positive factors were offset by a $1.6 million reduction in non-interest income and a provision for loan and lease losses of $1.2 million in 2016 compared to a credit of $1.3 million in 2015.

Return on average assets and return on average shareholders’ equity equaled 0.57% and 6.82%, respectively, in 2016, compared to 3.57% and 63.24%, respectively, in 2015. For the three months ended December 31, 2016, return on average assets and return on average shareholders’ equity were 0.55% and 6.43%, respectively, compared to 10.99% and 192.68%, respectively, for the same three months of 2015. FNCB paid dividends to holders of common stock of $0.09 per share for the year ended December 31, 2016. FNCB did not pay any dividends during the year ended December 31, 2015.

Balance Sheet Profile

Total assets increased $104.8 million, or 9.6%, to $1.2 billion at December 31, 2016 from $1.1 billion at December 31, 2015. The growth in the balance sheet reflected an increase in total deposits of $193.6 million, or 23.6%, to $1.0 billion at December 31, 2016 from $0.8 billion at the end of 2015, which was used to pay down FHLB advances of $77.3 million, and fund net increases in loans, net of deferred costs and unearned income of $0.6 million, available-for-sale securities of $18.9 million, and cash and cash equivalents of $91.4 million. Specifically, non-interest-bearing demand deposits increased $19.2 million, or 12.4%, and interest-bearing deposits increased $174.4 million, or 26.2%. The increase in non-interest bearing demand deposits primarily reflected growth in business checking accounts, while the increase in interest-bearing deposits was due to growth in municipal deposit accounts. Additionally, on March 1, 2016, FNCB repaid in its entirety $10.8 million in accrued interest that it had been previously deferring on the subordinated debentures for the period September 1, 2010 through May 31, 2015, as well as accelerated the $4.0 million principal payment on the subordinated debentures due September 1, 2017, to December 1, 2016.

Total shareholders’ equity improved $4.0 million, or 4.6%, to $90.1 million at December 31, 2016 from $86.2 million at the end of 2015, which resulted primarily from net income for 2016 of $6.3 million, partially offset by a $1.5 million increase in accumulated other comprehensive loss resulting from depreciation in the market value, net of tax, of FNCB’s available-for-sale securities, due to changes in market interest rates. Also affecting shareholders’ equity were dividends declared and paid of $1.5 million, common shares issued through the dividend reinvestment and optional cash purchase plans of $0.4 million and stock-based compensation of $0.3 million.

At December 31, 2016, FNCB’s total risk-based capital ratio and the Tier 1 leverage ratio were 12.06% and 7.53%, respectively. The respective ratios for the Bank at December 31, 2016 were 12.81% and 8.63%. The ratios for both FNCB and the Bank exceeded the 10.00% and 5.00% required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations.

Management’s Focus in 2016

Following the recognition of FNCB’s deferred tax assets in 2015, management focused its attention in 2016 on utilizing FNCB’s improved capital position to reduce leverage at the holding company level and enhance value for its shareholders through the resumption of quarterly dividend payments and reinstituting the dividend reinvestment and optional cash purchase plans (“DRP”). In addition, management strategies and initiatives in 2016 were aimed at increasing core deposits through collaboration between FNCB’s retail and commercial banking units and the addition of a governmental banking department and improving financial performance and efficiency.

.

With respect to reducing leverage at the holding company level, on March 1, 2016, FNCB repaid $10.8 million in accrued interest that had previously been deferred on the subordinated debentures (“Notes”) for the period September 1, 2010 through May 31, 2015. FNCB had resumed paying interest on the Notes effective with the June 1, 2015 payment and has continued making the quarterly interest payments. In addition, FNCB accelerated a $4.0 million principal payment on the Notes which was originally scheduled for September 1, 2017 to December 1, 2016. As a result, principal and accrued interest on the Notes together decreased $14.9 million, or 59.7%, to $10.0 million at December 31, 2016 from $24.9 million at December 31, 2015.

On March 15, 2016, FNCB resumed paying quarterly dividends with the payment of a $0.02 per share dividend, the first dividend payment since the fourth quarter of 2009. FNCB declared and paid dividends of $0.02 per share for each of the second and third quarters of 2016 and increased the dividend to $0.03 per share for the fourth quarter of 2016. The Bank and FNCB had previously suspended paying dividends in 2010 through 2015 in an effort to conserve capital while operating under a Consent Order and Written Agreement, which they were released from in 2015. In addition to paying quarterly dividends, FNCB reinstituted the DRP effective with the second quarter dividend payment on June 15, 2016. Common shares issued through the plan in 2016 following reinstatement were 78,752 shares. Furthermore, on January 25, 2017, the Board of Directors declared a dividend of $0.03 per share for the first quarter of 2017, an increase of 50.0% compared to the first quarter of 2016. The dividend is payable on March 15, 2017 to shareholders of record on March 1, 2017.

During the second quarter of 2016, FNCB formed a governmental banking department in order to develop banking relationships within the municipal sector. Also, during the second quarter of 2016, FNCB launched the “WOW ME” suite of personal deposit products, which include a high-yield checking account and savings account. Customers are able to earn an annual percentage yield (“APY”) of 2.00% on balances up to $10 thousand for the checking account, an APY of 1.00% on balances up to $25 thousand held in a related savings account and an APY of 0.50% on balances greater than these thresholds. In order to earn these APYs customers must meet certain qualifications, including a monthly direct deposit, a minimum of 12 debit card or ACH transactions per month, and an election to have monthly statements delivered electronically. The formation of the governmental banking department, along with collaboration between the commercial and retail banking units and new WOW ME products, contributed to the 23.6% growth in total deposits.

Management monitors several key metrics in evaluating FNCB’s financial performance. Specifically, a main objective of FNCB’s management team is improving the Bank’s efficiency ratio in order to drive its overall financial performance. The efficiency ratio is a key industry metric and indicator of a bank’s profitability. The efficiency ratio is computed by dividing non-interest expense by the sum of tax-equivalent net interest income and non-interest income. Management also monitors this metric in comparison to the Bank’s peer group. The Bank has experienced significant improvement in its efficiency, as its non-interest expense levels have normalized over recent years. This is evidenced by solid improvement in the efficiency ratio. The Bank’s efficiency ratio, which was 72.76% in 2016, improved 8.7% from 79.67% in 2015, and 14.1% from 84.71% in 2014. Despite the improvement, the Bank lags behind its peer group with respect to efficiency. According to the Uniform Bank Performance Report, banks within peer group 2 (with total assets between $1.0 and $3.0 billion) had an average efficiency ratio of 63.70% in 2016.

Looking Ahead to 2017

For 2017, management plans to continue to focus on improving efficiency to drive long-term financial performance. With non-interest expense near normal levels, management is also focused on increasing net interest income through commercial and retail loan growth initiatives and developing additional sources of non-interest income.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. The results of these evaluations may lead to improvements in FNCB’s delivery system network and facilities including the remodeling, consolidation and/or relocation of existing facilities and branches and the potential for opening offices and/or branches in new market areas.

On December 21, 2016, the Bank purchased a building located immediately adjacent to its main office in Dunmore, Lackawanna County, Pennsylvania to open a lending center that will house part of its commercial and retail lending units. This lending center is expected to open by the end of the first quarter of 2017. In addition, on January 20, 2017, FNCB opened a loan production office in Allentown, Lehigh County, Pennsylvania and began offering its retail and commercial lending products in this new market area.

Summary of Performance

Net Interest Income

2016 compared to 2015

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

Tax-equivalent net interest income in 2016 improved $3.2 million to $31.3 million compared to $28.1 million in 2015. The 11.2% increase in tax-equivalent net interest income primarily reflected a $2.5 million increase in tax-equivalent interest income, coupled with a $0.6 million reduction in interest expense. Tax-equivalent interest income was positively impacted by an increase in average earning assets, coupled with a slight increase in the yield earned on loans and investment securities. The decrease in interest expense largely reflected a full year of the modification of the interest rate of the Notes from 9.0% to 4.5% during 2015, which had a positive effect on funding costs. In addition, FNCB’s cost of funds was also favorably impacted by a reduction in the rate paid on other time deposits, as higher-costing certificates of deposit matured and were reinvested at lower rates.

FNCB’s tax-equivalent interest margin improved 14 basis points to 3.13% in 2016 from 2.99% in 2015. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.05% for the year ended December 31, 2016, an increase of 16 basis points compared to 2.89% for the year ended December 31, 2015.

Tax-equivalent interest income increased $2.5 million, or 7.7%, to $35.5 million in 2016 from $32.9 million in 2015. The growth in tax-equivalent interest income reflected strong growth in interest-earning assets, as average loans increased $35.0 million, or 5.0%, resulting in an increase to tax-equivalent interest income of $1.4 million, and average investments increased $34.4 million or 15.1%, resulting in an increase to tax-equivalent interest income of $0.8 million. Accompanying the growth in average earning assets was a 5-basis point improvement in the tax-equivalent yield on average earning assets to 3.55% in 2016 from 3.50% in 2015. Specifically, the tax-equivalent yield earned on the loan portfolio increased 2 basis points, while the tax-equivalent yield earned on the investment portfolio increased 5 basis points, each of which contributed $0.2 million to the improvement in tax-equivalent interest income. The tax-equivalent yield earned on interest-bearing deposits in other banks improved 22 basis points, reflecting the 25-basis point increase in the federal funds target rate in December, 2015. However, the increase was more than offset by a decrease in the average balance of interest-bearing deposits in other banks of $11.0 million, or 60.8%.

Interest expense decreased $0.6 million, or 12.6%, to $4.2 million in 2016 from $4.8 million in 2015. The decrease in interest expense was driven almost entirely by an 11 basis point decrease in the cost of funds to 0.50% in 2016 compared to 0.61% in 2015, which resulted in a $0.6 million corresponding decrease in interest expense due to changes in rates. Specifically, the modification of the interest rate on the subordinated debentures from 9.0% to 4.5% effective July 1, 2015 had the greatest impact on interest expense, as it was the leading factor driving a 59 basis point decrease in the cost of borrowed funds to 1.42% in 2016 from 2.01% in 2015. The decrease in borrowing costs resulted in a $0.6 million reduction in interest expense. Partially offsetting the decrease in borrowing costs was a slight increase in FNCB’s cost of interest-bearing demand deposits, savings deposits and time deposits over $100,000 of 3 basis points, 3 basis points, and 2 basis points, respectively, all of which more than offset a 12 basis point decrease in the cost of other time deposits. Changes in the average deposit rates resulted in a $34 thousand increase in interest expense.

Average interest-bearing liabilities increased $61.8 million, or 7.9%, to $844.3 million in 2016 from $782.5 million in 2015. Despite the increase, changes in the volumes of interest-bearing liabilities resulted in a $34 thousand decrease in interest expense, as a reduction in average borrowed funds more than offset an increase in average interest-bearing deposits. Specifically, a $4.7 million, or 4.4%, decrease in average borrowed funds, resulted in a reduction to interest expense of $99 thousand. The decline in interest expense paid on borrowed funds was partially offset by a $65 thousand increase in interest expenses resulting from a $66.5 million increase in average interest-bearing deposits. An increase in municipal deposits was the primary factor contributing to an increase of $76.7 million, or 21.4%, in average interest-bearing demand deposits, which led to an increase in interest expense of $158 thousand. In addition, other time deposits increased $2.7 million, or 2.2%, which caused a corresponding increase in interest expense of $27 thousand. Partially offsetting these increases was a decrease in the average balance of time deposits over $100,000 of $18.5 million, or 18.9%, which resulted in a $124 thousand reduction in interest expense.

2015 compared to 2014

Comparing the years ended December 31, 2015 and 2014, tax-equivalent net interest income was stable, decreasing only $40 thousand, or 0.1%. FNCB’s tax-equivalent net interest margin contracted 9 basis points to 2.99% in 2015 from 3.08% in 2014, while the rate spread decreased 6 basis points to 2.89% in 2015 compared to 2.95% in 2014. FNCB’s net interest margin and rate spread were impacted by several strategic tax planning and Asset/Liability Management Committee (“ALCO”) initiatives in 2015, as well as an ongoing challenging rate environment and competitive pressures that continued to impact loan pricing.

In 2015, management continued tax planning strategies designed to generate taxable income and reduce the amount of credit and concentration risk within the investment portfolio. Accordingly, management continued repositioning the investment portfolio by selling the majority of its tax-exempt obligations of state and political subdivisions and replacing them with taxable obligations of U.S. government and government-sponsored agencies including collateralized mortgage obligations (“CMOs”), residential mortgage-backed securities and single-maturity bonds. The effect of this repositioning was the primary factor leading to a $1.4 million, or 20.2%, decrease in tax-equivalent interest income generated from the investment portfolio.

Yields on the lending portfolio were forced down, reflecting competitive pressures for commercial loans within our market area, promotions involving lower-yielding short-term residential mortgage products and indirect auto loans, along with a prolonged depressed rate environment, but were more than offset by increased demand for FNCB’s loan products.

Tax-equivalent interest income decreased $1.4 million, or 4.0%, to $32.9 million in 2015 from $34.3 million in 2014. Tax-equivalent interest income was significantly impacted by the repositioning of the investment portfolio from tax-exempt obligations of state and political subdivisions to taxable investments. As a result, the average balance of tax-exempt investments decreased $37.9 million, or 94.0%, which caused a $2.6 million corresponding decrease to tax-equivalent interest income. The average balance of taxable investments increased $45.1 million, or 25.0%, but was only able to mitigate the decrease by $1.1 million. The tax-equivalent yield on the investment portfolio decreased 71 basis points from 3.15% in 2014 to 2.44% in 2015. However, a 12 basis point increase in the yield on taxable investment securities more than offset the effects of a 25 basis point decrease in the yield on tax-exempt investment securities. Overall, changes in the volumes and rates on the investment portfolio resulted in a $1.4 million decrease in tax-equivalent interest income in 2015. Strong loan demand during 2015 resulted in a $30.3 million, or 4.5% increase in average total loans, resulting in additional tax-equivalent interest income of $1.2 million. However, the additional interest income was entirely offset by a 17 basis point decline in the tax-equivalent yield on the loan portfolio due to the factors described above, which caused a corresponding decrease in tax-equivalent interest income of $1.2 million.

However, the effects of the securities portfolio repositioning and declining loan yields were almost entirely mitigated by a $1.3 million, or 21.9%, reduction in interest expense, driven primarily by a 19 basis point decrease in the cost of funds, which resulted in a $1.4 million corresponding decrease in interest expense due to changes in rates. Specifically, the modification of the interest rate on the subordinated debentures from 9.0% to 4.5% had the greatest impact on interest expense, as it was the leading factor driving a 116 basis point decrease in the cost of borrowed funds, resulting in a $1.2 million reduction in interest expense. In addition, the cost of deposits decreased 8 basis points, which resulted from decreases in the cost of time deposits over $100,000 and other time, partially offset by an increase in the average rate paid for interest-bearing demand deposits. Changes in the average deposit rates resulted in a $0.2 million decrease in interest expense.

Average interest-bearing liabilities increased $11.0 million, or 1.4%, to $782.5 million in 2015 from $771.5 million in 2014. Specifically, a $14.3 million, or 15.2%, increase in average borrowed funds resulted in additional interest expense of $0.4 million. The additional interest from borrowed funds was almost entirely offset by a $0.3 million reduction in interest expenses resulting from a $3.2 million decrease in average interest-bearing deposits. One of FNCB’s ALCO initiatives in 2015 included the replacement of higher-costing certificates of deposit originated through a national deposit listing service and maturing certificates of deposit bearing higher interest rates with lower-costing brokered deposits and FHLB of Pittsburgh advances.

 Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans outstanding at December 31, 2016, 2015 and 2014 in accordance with their original terms approximated $221 thousand, $406 thousand and $406 thousand, respectively. Interest income on impaired loans of $202 thousand, $258 thousand, and $235 thousand was recognized based on payments received in 2016, 2015 and 2014, respectively.

The following table presents the components of net interest income for each of the three years ended December 31, 2016, 2015 and 2014:

Summary of Net Interest Income

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$685,289	$26,853	3.92%	$654,470	$25,360	3.87%	$625,969	$25,316	4.04%
Loans-tax free (4)	46,305	2,076	4.48%	42,135	1,988	4.72%	40,370	1,989	4.93%
Total loans (1)(2)	731,594	28,929	3.95%	696,605	27,348	3.93%	666,339	27,305	4.10%
Securities-taxable	260,624	6,446	2.47%	224,955	5,374	2.39%	179,903	4,090	2.27%
Securities-tax free	1,192	70	5.87%	2,419	165	6.82%	40,277	2,853	7.08%
Total securities (1)(5)	261,816	6,516	2.49%	227,374	5,539	2.44%	220,180	6,943	3.15%
Interest-bearing deposits in other banks	7,089	33	0.47%	18,076	46	0.25%	28,729	71	0.25%
Total earning assets	1,000,499	35,478	3.55%	942,055	32,933	3.50%	915,248	34,319	3.75%
Non-earning assets	107,061			73,587			73,713
Allowance for loan and lease losses	(8,684)			(10,729)			(13,094)
Total assets	$1,098,876			$1,004,913			$975,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$435,092	973	0.22%	$358,442	672	0.19%	$320,780	453	0.14%
Savings deposits	97,188	94	0.10%	91,603	60	0.07%	88,678	57	0.06%
Time deposits over $100,000	79,193	573	0.72%	97,687	679	0.70%	135,871	1,048	0.77%
Other time deposits	129,590	1,090	0.84%	126,851	1,220	0.96%	132,489	1,622	1.22%
Total interest-bearing deposits	741,063	2,730	0.37%	674,583	2,631	0.39%	677,818	3,180	0.47%
Borrowed funds and other interest-bearing liabilities	103,239	1,467	1.42%	107,965	2,170	2.01%	93,694	2,967	3.17%
Total interest-bearing liabilities	844,302	4,197	0.50%	782,548	4,801	0.61%	771,512	6,147	0.80%
Demand deposits	148,746			139,945			134,132
Other liabilities	13,263			25,744			24,724
Shareholders' equity	92,565			56,676			45,499
Total liabilities and shareholders' equity	$1,098,876			$1,004,913			$975,867
Net interest income/interest rate apread (6)		31,281	3.05%		28,132	2.89%		28,172	2.95%
Tax equivalent adjustment		(730)			(732)			(1,646)
Net interest income as reported		$30,551			$27,400			$26,526

Net interest margin (7)			3.13%			2.99%			3.08%

(1)	Interest income is presented on a tax-equivalent basis using a 34% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of average interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	For the Year Ended December 31,			For the Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans - taxable	$1,205	$288	$1,493	$1,128	$(1,084)	$44
Loans - tax free	190	(102)	88	85	(86)	(1)
Total loans	1,395	186	1,581	1,213	(1,170)	43
Securities - taxable	877	195	1,072	1,067	217	1,284
Securities - tax free	(74)	(21)	(95)	(2,586)	(102)	(2,688)
Total securities	803	174	977	(1,519)	115	(1,404)
Interest-bearing deposits in other banks	(38)	25	(13)	(27)	2	(25)
Total interest income	2,160	385	2,545	(333)	(1,053)	(1,386)

Interest Expense:
Interest-bearing demand deposits	158	143	301	58	161	219
Savings deposits	4	30	34	2	1	3
Time deposits over $100,000	(124)	18	(106)	(316)	(53)	(369)
Other time deposits	27	(157)	(130)	(67)	(335)	(402)
Total interest-bearing deposits	65	34	99	(323)	(226)	(549)
Borrowed funds and other interest-bearing liabilities	(99)	(604)	(703)	403	(1,200)	(797)
Total interest expense	(34)	(570)	(604)	80	(1,426)	(1,346)
Net Interest Income	$2,194	$955	$3,149	$(413)	$373	$(40)

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A credit to loan and lease losses reflects the reversal of amounts previously charged to the ALLL.

2016 compared to 2015

For the year ended December 31, 2016, FNCB recorded a provision for loan and lease losses of $1.2 million compared to a credit for loan and lease losses of $1.3 million for the year ended December 31, 2015. The provision for loan and lease losses in 2016 was due largely to net charge-offs of $1.5 million during 2016. Net charge-offs within the commercial real estate, commercial and industrial and consumer segments were the most elevated, totaling $0.4 million, $0.6 million, and $0.4 million, respectively.

2015 compared to 2014

FNCB recorded a credit for loan and lease losses of $1.3 million in 2015, compared to a credit of $5.9 million in 2014. The credit for loan and lease losses in 2015 was due largely to improvement in FNCB’s historical loss and certain qualitative factors and levels of classified loans. The balance of loans classified as “Substandard” decreased $8.9 million, or 34.7%, to $16.8 million at December 31, 2015 from $25.7 million at the end of 2014.

The credit for loan and losses during 2014 was primarily attributable to the receipt of a substantial legal settlement in the amount of $5.8 million resulting from judgments filed by FNCB pursuant to a large credit relationship. Of the total amount received, $3.6 million represented full recovery of previously charged-off loans, which was the primary factor leading to the credit for loan and lease losses.

Non-Interest Income:

The following table presents the components of non-interest income for the years ended December 31, 2016, 2015 and 2014:

Components of Non-Interest Income

	Year Ended December 31,
(in thousands)	2016	2015	2014
Deposit service charges	$2,892	$2,960	$2,975
Net gain on the sale of securities	960	2,296	6,640
Net gain on the sale of mortgage loans held for sale	340	292	292
Net gain on the sale of SBA guaranteed loans	51	-	-
Net loss on the sale of education loans	-	-	(13)
Net gain on the sale of other real estate owned	49	162	209
Gain on branch divestitures	-	-	607
Loan-related fees	439	442	440
Income from bank-owned life insurance	552	564	650
Legal settlements	-	184	2,127
Other	920	900	993
Total non-interest income	$6,203	$7,800	$14,920

2016 compared to 2015

For the year ended December 31, 2016, non-interest income decreased $1.6 million, or 20.5%, to $6.2 million compared to $7.8 million for the same period of 2015. Non-interest income levels in 2016 were largely impacted by a reduction in net gains on the sale of securities of $1.3 million, or 58.2%, from $2.3 million during 2015 to $1.0 million during 2016. In addition, FNCB received non-recurring income from legal settlements of $0.2 million in 2015.

Also affecting non-interest income were reductions in net gains on the sale of OREO and deposit services charges, which were partially mitigated by increases in gains from loan sales. The sale of OREO properties generated net gains of $49 thousand in 2016, a decrease of $113 thousand, or 69.8%, from $162 thousand in 2015. Deposit service charges also declined slightly by $68 thousand, or 2.3%. Partially offsetting these decreases was an increase in net gains on the sale of mortgage loans held for sale of $48 thousand, or 16.4%, from $292 thousand in 2015 to $340 thousand in 2016. Also during 2016, FNCB realized a net gain of $51 thousand on the sale of the guaranteed principal balance of three loans that were guaranteed by the Small Business Administration (“SBA”). Loan-related fees, income from bank-owned life insurance policies, and other income remained steady comparing 2016 and 2015.

2015 compared to 2014

For the year ended December 31, 2015, non-interest income decreased $7.1 million, or 47.7%, to $7.8 million compared to $14.9 million for the same period of 2014. Non-interest income levels in 2015 were impacted by a reduction in net gains on the sale of securities and non-recurring income in 2014. Net gains on the sale of securities totaled $2.3 million in 2015, a decrease of $4.3 million from $6.6 million in 2014. In addition, non-recurring income in 2014 included monies received from the settlement of judgments filed pursuant to a large commercial credit relationship and a net gain recorded on the divestiture of FNCB’s Monroe County branch offices.

The sale of OREO properties generated net gains of $162 thousand in 2015, a decrease of $47 thousand, or 22.5%, from $209 thousand in 2014. Deposit service charges, loan-related fees and net gains on the sale of mortgage loans held for sale all were relatively flat comparing 2015 and 2014. Income from bank-owned life insurance policies and other income decreased $86 thousand and $93 thousand, respectively, in 2015 as compared to 2014.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years ended December 31, 2016, 2015 and 2014:

Components of Non-Interest Expense

	Year Ended December 31,
(in thousands)	2016	2015	2014
Salaries and employee benefits	$14,320	$13,810	$13,111
Occupancy expense	1,777	2,284	2,088
Equipment expense	1,732	1,657	1,471
Advertising expense	554	483	470
Data processing expense	1,997	1,976	2,088
Regulatory assessments	729	950	1,801
Bank shares tax	836	705	522
Expense of other real estate	409	400	2,569
Legal expense	362	437	1,799
Professional fees	961	1,014	1,567
Insurance expense	516	659	951
Legal settlements	-	777	-
Other losses	277	281	2,279
Other operating expenses	3,075	3,031	2,853
Total non-interest expense	$27,545	$28,464	$33,569

2016 compared to 2015

Non-interest expense levels continued to improve during 2016. Non-interest expense totaled $27.5 million in 2016, a decrease of $0.9 million, or 3.2%, from $28.5 million in 2015. The decrease resulted primarily from reductions in legal settlements, occupancy expense, regulatory assessments, insurance expenses, legal expenses, and professional fees. Partially offsetting these decreases were increases in salaries and employee benefits, bank shares tax, equipment expense and advertising expenses.

Long-term facilities planning and the relocation of one of the Bank’s corporate offices contributed to occupancy expense reductions of $0.5 million, or 22.2%, to $1.8 million in 2016 as compared to $2.3 million in 2015. Specifically, FNCB experienced decreases in rent expense, maintenance expenses, snow removal costs, and utilities expenses.

Included in regulatory assessments expense are FDIC insurance assessments and semi-annual assessments imposed by the Bank’s primary regulator. FNCB experienced a $0.2 million, or 23.3%, reduction in regulatory assessment expense comparing 2016 and 2015. The decrease largely reflected the Bank’s conversion from a national charter to a state charter and continued improvement in the Bank’s risk profile. The change in charter resulted in a reduction in semi-annual regulatory assessments of $150 thousand, or 53.4%, to $131 thousand in 2016 from $281 thousand in 2015. In addition, during the second quarter of 2015, FNCB was notified by the FDIC that the Bank’s risk category for FDIC assessments had improved to a risk category I, the lowest risk category from risk category II based upon the results of its most recent regulatory examination. The change in risk categories became effective on February 1, 2015, and as a result the Bank’s initial base assessment rate for deposit insurance decreased from 0.14 basis points to a range of 0.05 – 0.09 basis points. FNCB was able to realize a full-year of lower assessment rates in 2016, which resulted in a $71 thousand, or 10.6%, reduction in FDIC assessments comparing 2016 and 2015. Moreover, FNCB’s improved risk profile contributed to a $0.1 million, or 21.7%, reduction in insurance expenses.

Legal and professional fee expenses continued to decline throughout 2016 as outstanding litigation was resolved and reliance on outside consulting firms declined. Legal expenses declined $75 thousand, or 17.2%, as compared to 2015, while professional fees decreased $53 thousand, or 5.2%.

FNCB experienced an increase in salaries and employee benefit costs of $0.5 million, or 3.7%, to $14.3 million in 2016 as compared to $13.8 million in 2015. Despite a reduction in the number of full-time equivalent employees to 236 at December 31, 2016 from 250 at December 31, 2015, total salary expense increased $245 thousand, or 2.1%, due to annual merit increases and severance-related costs. Payroll taxes and employee benefits increased $265 thousand, or 11.1%, which largely reflected higher health insurance premiums and an increase in the state unemployment compensation rate.

On October 1, 2015, the Bank executed a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future. Participants in the SERP shall have the status of general unsecured creditors of the Bank. Annual accrued unfunded contributions included in salaries and employee benefits expense totaled $147 thousand in 2016 and $130 thousand in 2015.

2015 compared to 2014

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

Expenses of other real estate owned amounted to $400 thousand in 2015, a decrease of $2.2 million from $2.6 million in 2014. Valuation adjustments to the values of OREO properties decreased $2.0 million comparing 2016 and 2015, which was the primary factor leading to the decrease in OREO-related expenses.

As mentioned above, the Bank’s risk category for FDIC insurance assessments improved to risk category I, the lowest category, effective February 1, 2015. The change in assessment rate contributed to a decrease in regulatory assessments of $851 thousand, or 47.3%, to $1.0 million in 2015 from $1.8 million in 2014.

Legal expense decreased significantly due to the resolution of longstanding regulatory matters and litigation. Legal expense was $437 thousand in 2015, a decrease of $1.4 million, or 75.7%, from $1.8 million in 2014. Similarly, professional fees in 2015 decreased $553 thousand, or 35.3%, to $1.0 million in 2014 from $1.6 million in 2015, as FNCB continues to monitor and decrease its reliance on third-party consultants.

Due to its improved risk profile, in mid-2016, FNCB was able to renew its professional liability, fidelity bond and errors and omissions insurance policies at lower rates. As a result, insurance expense decreased $292 thousand, or 30.7%, to $0.7 million in 2015 from $1.0 million in 2014.

Other losses sustained by FNCB were $281 thousand in 2015, a decrease of $2.0 million compared to $2.3 million. For 2015, other losses predominantly included losses related to debit card transactions and minor losses sustained during the core conversion. Other losses in 2014 included penalties assessed by two regulatory agencies totaling $1.7 million.

Salaries and employee benefits expense increased $699 thousand, or 5.3%, to $13.8 million in 2015 from $13.1 million in 2014. Total salary expense increased $540 thousand, or 5.0%, due to increases in stock-based compensation and employee incentive compensation. Payroll taxes and employee benefits increased $158 thousand, or 7.1%, which was due primarily due to increases in state unemployment taxes and costs associated with the establishment of SERP of $130 thousand in 2015. There were no SERP-related expenses in 2014. At December 31, 2015, the number of full-time equivalent employees was 250 as compared to 237 at December 31, 2014.

Increases in rent expense, real estate taxes and building maintenance costs resulted in a $0.2 million, or 9.3%, increase in occupancy costs, while higher equipment maintenance caused a $0.2 million, or 12.6% increase in equipment expense.

FNCB successfully completed a conversion of its core operating system in the fourth quarter of 2015. FNCB expects only a minor increase in equipment expense, specifically related to depreciation and maintenance costs, as a result of this conversion.

Provision for Income Taxes

FNCB recorded income tax expense of $1.7 million in 2016, as compared to an income tax benefit of $27.8 million in 2015. The income tax benefit recorded in 2015 resulted primarily from the reversal of the valuation allowance for FNCB’s deferred tax assets. FNCB recorded income tax expense of $0.3 million in 2014, which was related entirely to alternative minimum tax.

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

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighs both positive and negative evidence currently available. Based on the analysis of all available positive and negative evidence, management determined that negative evidence existed at December 31, 2014 that outweighed any positive evidence that existed at that time. Accordingly, management had established a valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities.

Management performed an evaluation of FNCB’s deferred tax assets at December 31, 2015 and determined that based on its consistent methodology the negative evidence that was present at December 31, 2014 no longer existed. FNCB’s core earnings had normalized and it was now in a cumulative three-year income position, which management deemed to be positive evidence. In addition, management believed that FNCB’s projected future earnings were sufficient to be able to utilize its available net operating loss (NOL) carryforwards prior to their expiration.

This analysis supported the reversal of the valuation allowance established for deferred tax assets at December 31, 2015 except for the valuation allowance established for charitable contribution carryforwards. At December 31, 2015, FNCB had $1.0 million in contribution carryforwards available. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT Credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Management did not believe that enough positive evidence existed to support the utilization of charitable contribution carryforwards in entirety before expiration at December 31, 2015. Accordingly, management believed a valuation allowance in the amount of $355 thousand was appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset at December 31, 2015.

At December 31, 2016, management performed an evaluation of FNCB’s deferred tax assets taking into consideration both positive and negative evidence that existed as of that date. In addition, management assessed the continued need for a valuation allowance related to its contribution carryovers. Management anticipates that, based on its current tax provision, FNCB will have generated enough taxable income in 2016 to utilize $353 thousand of the $1.0 million in available charitable contribution carryforwards. At December 31, 2016, management believes that FNCB will be able to generate future taxable income sufficient to utilize its deferred tax assets including the remaining contribution carryforwards in full prior to their expiration in 2020. In addition, management believes that future taxable income will be sufficient to utilize deferred tax assets. FNCB’s core earnings in 2016 were strong and its projected future core earnings will continue to support the recognition of the deferred tax assets based on future growth projections. Accordingly, management concluded that no valuation allowance was required at December 31, 2016.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. The Trump Administration and the U.S. Congress are in the process of evaluating possible tax changes which may include a reduction in the U.S. corporate income tax rates. There is no specific proposal currently pending. If corporate tax rates were reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. There is no specific proposal currently pending. Management cannot assess the effect a change in the corporate tax rate would have on FNCB’s operating results or financial position at the present time.

FINANCIAL CONDITION

Total assets were $1.2 billion at December 31, 2016, an increase of $104.8 million, or 9.6%, from $1.1 billion, at December 31, 2015. The balance sheet growth reflected an increase in total deposits of $193.6 million, or 23.6%, to $1.0 billion at December 31, 2016 from $0.8 billion at the end of 2015. The deposit growth was primarily used to pay down FHLB advances of $77.3 million, and fund an increase in available-for-sale securities of $18.9 million. In addition, as previously mentioned, FNCB repaid all previously deferred accrued interest on the Notes in the amount of $10.8 million, as well as accelerated a $4.0 million principal payment due on the Notes September 1, 2017 to December 1, 2016.

FNCB’s capital position improved during 2016, demonstrated by an increase in total shareholders’ equity of $4.0 million, or 4.6%. Net income of $6.3 million, partially offset by dividends declared in 2016 of $1.5 million and a $1.5 million increase in the accumulated other comprehensive loss due to depreciation in the fair value of FNCB’s available-for-sale securities portfolio, accounted for the majority of the capital improvement. Dividends declared and paid by FNCB on its common shares totaled $0.09 per share during 2016, which represented 23.6% of net income. On January 25, 2017, the Board of Directors of FNCB declared a $0.03 per share dividend for the first quarter of 2017, payable on March 15, 2017 to shareholders of record on March 1, 2017.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At December 31, 2016 and 2015, all securities were classified as available-for-sale. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management and tax planning strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost.

At December 31, 2016, FNCB’s investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include residential 1-4 family and multi-family mortgage-backed securities, residential and commercial CMOs and single-maturity bonds, and fixed-rate taxable obligations of state and political subdivisions. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2016.

Because of the predominantly fixed-rate nature of the portfolio, FNCB’s debt securities are inherently subject to interest rate risk, defined as the risk that an investment’s value will change due to a change in interest rates, in the spread between two rates and in the shape of the yield curve. A security’s value is usually affected inversely by changes in rates. U.S. Treasury rates, which fell to near-historical lows mid-2016 following the United Kingdom’s referendum to exit the European Union, rebounded after the U.S. presidential election due to expectations of a more expansionary fiscal policy. The 2-year treasury rate, which was 1.06% at December 31, 2015, fell 48 basis points to 0.58% at June 30, 2016 and then rose 61 basis points to 1.19% at December 31, 2016. Similarly, the 10-year treasury rate, which decreased 71 basis points from 2.18% at December 31, 2015 to 1.47% at June 30, 2016, rebounded 98 basis points to 2.45% at December 31, 2016. The change in interest rates resulted in an aggregate $2.3 million decrease in the fair value of FNCB’s available-for-sale securities portfolio. FNCB reported a net unrealized holding loss of $1.8 million, net of income taxes of $796 thousand, at December 31, 2016, compared to an unrealized holding loss of $238 thousand, net of income taxes of $123 thousand, at December 31, 2015. Any additional increases in interest rates could result in further depreciation in the fair value of FNCB’s securities portfolio and capital position.

The following table presents the carrying value of securities, all of which were classified as available-for-sale and carried at fair value at December 31, 2016, 2015 and 2014:

Composition of the Investment Portfolio

	December 31,
(in thousands)	2016	2015	2014
Available-for-sale
Obligations of U.S. government agencies	$12,188	$44,043	$29,276
Obligations of state and political subdivisions	117,873	75,407	24,509
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	18,084	22,269	26,231
Collateralized mortgage obligations - commercial	99,350	89,423	61,256
Mortgage-backed securities	20,576	18,098	74,098
Corporate debt securities	453	423	420
Negotiable certificates of deposit	3,216	3,162	2,232
Equity securities	936	948	967
Total available-for-sale securities	$272,676	$253,773	$218,989

Management actions with respect to the investment portfolio during 2016 reflected ongoing tax planning strategies which focused on the generation of taxable income in order to utilize $50.4 million in available NOL carryforwards. In addition, management’s investment strategies in 2016 took into consideration market opportunities that were presented due to changes in market conditions and addressed FNCB’s ongoing liquidity needs.

Changing market conditions throughout 2016 allowed management to sell lower-yielding securities of U.S. government agencies and reinvest the proceeds from the sales, as well as normal monthly cash flows from the portfolio, into higher-yielding taxable obligations of state and political subdivisions and multi-family mortgage-backed securities and CMOs of U.S. government/government-sponsored agencies. During 2016, FNCB sold eight of its available-for-sale securities, all of which were single-maturity obligations of U.S. government agencies. The securities sold had an aggregate amortized cost of $31.6 million and a weighted-average yield of 1.90%. Gross proceeds received totaled $32.6 million, with net gains of $1.0 million realized upon the sales and included in non-interest income.

Securities purchased during the year ended December 31, 2016 totaled $60.3 million, including $45.6 million in obligations of state and political subdivisions, $11.5 million in commercial CMOs of U.S. government-sponsored agencies, and $3.2 million of multi-family mortgage-backed securities of U.S. government-sponsored agencies, with weighted-average yields of 2.53%, 2.35% and 2.36%, respectively.

The following table presents the maturities of available-for-sale securities, based on carrying value at December 31, 2016, and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of states and political subdivisions are presented on a tax-equivalent basis using an effective tax rate of 34.0%. Because residential and commercial collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	December 31, 2016
					Collateralized
					Mortgage
					Obligations and
	Within	> 1 – 5	6-10	Over	Mortgage-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale
Obligations of U.S. government agencies	$-	$4,743	$7,445	$-	$-	$-	$12,188
Yield		2.01%	2.29%				2.18%
Obligations of state and political subdivisions	-	21,939	90,772	5,162	-	-	117,873
Yield		2.43%	2.73%	5.00%			2.77%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	18,084	-	18,084
Yield					2.63%		2.63%
Collateralized mortgage obligations - commercial	-	-	-	-	99,350	-	99,350
Yield					2.25%		2.25%
Mortgage-backed securities	-	-	-	-	20,576	-	20,576
Yield					2.61%		2.61%
Corporate debt securities	-	-	-	453	-	-	453
Yield				1.51%			1.51%
Negotiable certificates of deposit	249	2,967	-	-	-	-	3,216
Yield	1.45%	2.09%					2.04%
Equity securities	-	-	-	-	-	936	936
Yield						3.46%	3.46%
Total securities available-for-sale	$249	$29,649	$98,217	$5,615	$138,010	$936	$272,676
Weighted yield	1.45%	2.33%	2.70%	4.72%	2.35%	3.46%	2.53%

OTTI Evaluation

There was no OTTI recognized during the years ended December 31, 2016, 2015 and 2014. For additional information regarding management’s evaluation of securities for OTTI, see Note 4, “Securities” of the notes to consolidated financial statements included in Item 8, “Financial Statement and Supplementary Data” to this Annual Report on Form 10-K.

Investments in FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia (“FRB”) stock have limited marketability and are carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $3.3 million and $6.3 million at December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, as part of its conversion to a state charter, the Bank canceled its membership with the FRB, and as a result, the entire balance of FRB stock totaling $1.3 million was redeemed. FRB stock of $1.3 million is included in other assets in the consolidated statements of financial condition at December 31, 2015. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at December 31, 2016.

Loans

FNCB experienced moderate demand for its retail lending products; however, payoffs related to several large commercial lending relationships almost entirely outpaced originations, resulting in a modest $0.6 million, or 0.1%, increase in total loans to $731.8 million at December 31, 2016 from $731.2 million at December 31, 2015. The most prominent growth was exhibited in the residential real estate lending category, which was driven by a $7.5 million, or 21.4%, increase in demand for FNCB’s proprietary “WOW” mortgage product, a non-saleable mortgage with maturity terms of 7.5 to 14.5 years. This product offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 56.8% and 58.2% of total loans at December 31, 2016 and December 31, 2015, respectively.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), decreased by $3.6 million, or 0.8%, to $430.1 million at December 31, 2016 from $433.7 million at December 31, 2015. The majority of the decrease was concentrated in the commercial sector, as several large commercial real estate loans were paid off during 2016. Real estate secured loans represented 58.8% of total gross loans at December 31, 2016 and 59.3% at December 31, 2015.

Commercial and industrial loans increased $3.9 million, or 2.6%, during the year to $153.8 million at December 31, 2016 from $149.8 million at December 31, 2015. Commercial and industrial loans consist primarily of equipment loans, working capital financing, automobile floor plans, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate decreased $1.4 million, or 0.6%, to $243.8 million at December 31, 2016 from $245.2 million at December 31, 2015. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans decreased $12.5 million, or 40.5%, during the year to $18.4 million at December 31, 2016, from $30.9 million at December 31, 2015, as several large projects reached completion and converted to permanent financing.

Residential real estate loans totaled $144.3 million at December 31, 2016, an increase of $13.6 million, or 10.4%, from $130.7 million at December 31, 2015. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. During 2016, management continued a campaign to promote FNCB’s “WOW” residential mortgage product. FNCB continued to experience favorable demand in 2016 for its “WOW” mortgages, which increased $7.5 million, or 21.4%, to $42.5 million at December 31, 2016 from $35.0 million at December 31, 2015 and accounted for the majority of the growth in residential real estate loans.

Consumer loans totaled $127.8 million at December 31, 2016, a decrease of $0.7 million, or 0.5%, from $128.5 million at December 31, 2015. Loans to state and municipal governments decreased $2.4 million, or 5.2%, to $43.7 million at December 31, 2016 from $46.1 million at December 31, 2015.

The following table presents loans receivable, net by major category at December 31, for each of the last five years:

Loan Portfolio Detail

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Residential real estate	$144,260	$130,696	$122,832	$114,925	$90,228
Commercial real estate	243,830	245,198	233,473	218,524	221,591
Construction, land acquisition and development	18,357	30,843	18,835	24,382	32,502
Commercial and industrial	153,758	149,826	132,057	127,021	109,693
Consumer	127,844	128,533	122,092	118,645	109,783
State and political subdivisions	43,709	46,056	40,205	39,875	33,978
Total loans, gross	731,758	731,152	669,494	643,372	597,775
Unearned income	(48)	(98)	(98)	(143)	(103)
Net deferred loan costs	2,569	2,662	871	668	260
Allowance for loan and lease losses	(8,419)	(8,790)	(11,520)	(14,017)	(18,536)
Loans, net	$725,860	$724,926	$658,747	$629,880	$579,396

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of December 31, 2016:

Maturity Distribution of the Loan Portfolio

	December 31, 2016
(in thousands)	Within One Year	One to Five Years	Over Five Years	Total
Residential real estate	$1,365	$6,574	$136,321	$144,260
Commercial real estate	27,703	30,171	185,956	243,830
Construction, land acquisition and development	9,111	1,470	7,776	18,357
Commercial and industrial	90,319	42,975	20,464	153,758
Consumer	6,597	71,369	49,878	127,844
State and political subdivisions	4,780	7,868	31,061	43,709
Total	$139,875	$160,427	$431,456	$731,758

Loans with predetermined interest rates	$27,145	$117,412	$171,690	$316,247
Loans with floating rates	112,730	43,015	259,766	415,511
Total	$139,875	$160,427	$431,456	$731,758

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at December 31, 2016, 2015 and 2014. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents loans by industry, the percentage to gross loans and indicates concentrations greater than 25.0% of capital at December 31, 2016, 2015 and 2014:

Loan Concentrations	December 31,
	2016		2015		2014
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers*	$38,573	5.27%	$35,292	4.83%	$33,140	4.95%
Automobile dealers*	31,989	4.37%	34,594	4.73%	24,194	3.61%
1-4 family residential investment properties*	24,413	3.34%	18,957	2.59%	12,764	1.91%
Office complexes/units	14,257	1.95%	18,487	2.53%	17,249	2.58%
Physicians	15,058	2.06%	10,677	1.46%	13,636	2.04%
Colleges and Universities	14,021	1.92%	18,540	2.54%	16,680	2.49%
Land subdivision	11,975	1.64%	12,673	1.73%	15,220	2.27%

* Concentration exceeds 25.0% of capital at December 31, 2016

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the loan review function, and the Loan Quality and the ALLL management committees, as well as oversight from the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Loan Quality Committee, which consists of key members of management, finance, legal, retail and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

A loan is considered impaired when it is probable that FNCB will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the analysis, all TDRs, loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. For collateral-dependent loans, impairment is measured based on the fair value of the collateral supporting the loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation may be used including current letters of intent, broker price opinions or executed agreements of sale. For non-collateral-dependent loans, impairment is measured based on the present value of expected future cash flows, net of any deferred fees and costs, discounted at the loan’s original effective interest rate.

Loans to borrowers that are experiencing financial difficulty that are modified and result in the granting of concessions to the borrower are classified as TDRs and are considered to be impaired. Such concessions generally involve an extension of a loan’s stated maturity date, a reduction of the stated interest rate, payment modifications, capitalization of property taxes with respect to residential mortgage loans or a combination of these modifications. Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months, and management believes that collection of the remaining interest and principal is probable.

Non-performing loans are monitored on an ongoing basis as part of FNCB’s loan review process. Additionally, work-out for non-performing loans and OREO are actively monitored through the Loan Quality Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair market value of the pledged collateral, less cost to sell.

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

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in FNCB’s market area have appeared to stabilize; however, throughout 2016, employment conditions within FNCB’s market area have weakened. The unemployment rate for the Scranton/Wilkes-Barre/Hazleton Pennsylvania metropolitan area increased to 6.0% for December 2016 from 5.2% for December 2015. Further weakening of economic and employment conditions could result in real estate devaluations which could negatively impact asset quality and, accordingly, cause an increase in the provision for loan and lease losses.

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

The following table presents information about non-performing assets and accruing TDRs as of December 31 for each of the last five years:

Non-performing Assets and Accruing TDRs

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans, including non-accrual TDRs	$2,234	$3,788	$5,522	$6,356	$9,652
Loans past due 90 days or more and still accruing	-	-	-	19	57
Total non-performing loans	2,234	3,788	5,522	6,375	9,709
Other real estate owned	2,048	3,154	2,255	4,246	3,983
Other non-performing assets	2,160	-	-	-	-
Total non-performing assets	$6,442	$6,942	$7,777	$10,621	$13,692

Accruing TDRs	$4,176	$4,982	$5,282	$3,995	$7,517
Non-performing loans as a percentage of gross loans	0.31%	0.52%	0.82%	0.99%	1.62%

Work-out efforts focused on the effective management and resolution of problem credits and the prompt and aggressive disposition of foreclosed properties continue to lead to improvement in FNCB’s asset quality in 2016. Total non-performing assets decreased $0.5 million, or 7.2%, to $6.4 million at December 31, 2016 from $6.9 million at December 31, 2015. FNCB’s ratio of non-performing loans to total gross loans improved to 0.31% at December 31, 2016 from 0.52% at December 31, 2015, as management continued to reduce the balance of non-accrual loans. Moreover, FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity decreased to 7.1% at December 31, 2016 from 8.1% at December 31, 2015. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any potential collection-related issues.

Other non-performing assets include a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million and $260 thousand of foreclosed equipment. The $1.9 million account receivable, which arose as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, has been included in other assets since 2009. The project was stalled due to a decline in real estate values in this area following the Financial Crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. Management monitors this project closely. To date, no lots have been sold, however economic development in this market area has recently improved and construction activity related to this project by the developer has increased. Management conservatively classified this asset as substandard strictly due to length of holding time and does not anticipate that FNCB will incur any loss related to this receivable.

TDRs at December 31, 2016 and 2015 were $4.3 million and $5.8 million, respectively. Accruing and non-accruing TDRs were $4.2 million and $0.1 million, respectively at December 31, 2016 and $5.0 million and $0.8 million, respectively at December 31, 2015. There were 4 loans modified as TDRs during the year ended December 31, 2016, with an aggregate post-modification outstanding balance of $0.3 million. New modifications during the year ended December 31, 2016 included extension of terms and capitalization of real estate taxes for two residential real estate loans and extension of terms for two commercial and industrial loans.

The average balance of impaired loans was $6.9 million and $11.1 million for the years ended December 31, 2016 and 2015, respectively. FNCB recognized $202 thousand and $258 thousand of interest income on impaired loans for the years ended December 31, 2016 and 2015, respectively.

The following table presents the changes in non-performing loans for the years ended December 31, 2016 and 2015. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Year ended December 31,
(in thousands)	2016	2015
Balance, January 1	$3,788	$5,522
Loans newly placed on non-accrual	3,853	5,636
Change in loans past due 90 days or more and still accruing	-	-
Loan foreclosures	(1,177)	(3,697)
Loans returned to performing status	(147)	(135)
Loans charged-off	(2,556)	(2,576)
Loan payments received	(1,527)	(962)
Balance, December 31	$2,234	$3,788

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms approximated $0.2 million for the year ended December 31, 2016 and $0.4 million for the year ended December 31, 2015.

In addition to the non-performing loans identified in the table above, management regularly monitors potential problem loans which consist of substandard and accruing loans. FNCB experienced substantial improvement in the volume of these loans which decreased $8.1 million, or 56.3% to $6.3 million at December 31, 2016 from $14.4 million at December 31, 2015.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2016, 2015 and 2014:

Loan Delinquencies and Non-accrual Loans

			December 31,
			2016	2015	2014
Accruing:
30	-	59 days	0.37%	0.18%	0.30%
60	-	89 days	0.13%	0.14%	0.09%
90+ days			0.00%	0.00%	0.00%
Non-accrual			0.31%	0.52%	0.82%
Total delinquencies			0.81%	0.84%	1.21%

Total delinquencies as a percent of gross loans improved slightly in 2016, as non-accrual loans decreased $1.6 million, or 41.0%, to $2.2 million at December 31, 2016 from $3.8 million at December 31, 2015, primarily due to decreases in non-accrual residential and commercial real estate loans.

In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies. Management also considers the economic conditions in FNCB’s market area and continues to notice some weakness. As previously mentioned, the unemployment rate for the Scranton-Wilkes-Barre-Hazleton metropolitan area, FNCB’s predominant market area, weakened to a seasonally adjusted rate of 6.0% for December 2016 from 5.2% for December 2015. In addition, unemployment in this market continues to rank among the highest as compared to Pennsylvania’s 21 metropolitan areas and lags behind the unemployment rate for the entire Commonwealth, which also weakened to 5.6% for December 2016 from 4.7% for December 2015. FNCB tries to mitigate these factors by emphasizing strict underwriting standards.

Allowance for Loan and Lease Losses

The ALLL represents management’s estimate of probable loan losses inherent in the loan portfolio. The ALLL is analyzed in accordance with GAAP and is maintained at a level that is based on management’s evaluation of the adequacy of the ALLL in relation to the risks inherent in the loan portfolio.

As part of its evaluation, management considers qualitative and environmental factors, including, but not limited to:

•	changes in national, local, and business economic conditions and developments, including the condition of various market segments;
•	changes in the nature and volume of the loan portfolio;
•	changes in lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
•	changes in the experience, ability and depth of lending management and staff;
•	changes in the quality of the loan review system and the degree of oversight by the Board of Directors;
•	changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, TDRs and other loan modifications;
•	the existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio; and
•	analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

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

The ALLL consists of both specific and general components. At December 31, 2016, the ALLL that related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $302 thousand, or 3.6%, of the total ALLL. A general allocation of $8.1 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.4% of the total ALLL of $8.4 million. The ratio of the ALLL to total loans at December 31, 2016 and December 31, 2015 was 1.15% and 1.20%, respectively, based on total loans of $731.8 million and $731.2 million, respectively.

The ALLL equaled $8.4 million at December 31, 2016, a decrease of $0.4 million from $8.8 million at December 31, 2015. FNCB recorded net charge offs of $1.5 million in 2016, which was the primary factor leading to the provision for loan and lease losses of $1.2 million for the year ended December 31, 2016.

The following table presents an allocation of the ALLL by major loan category and the percentage of loans in each category to total loans at December 31, for each of the last five years:

Allocation of the ALLL

	December 31,
	2016		2015		2014		2013		2012
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential real estate	$1,171	19.72%	$1,333	17.87%	$1,772	18.35%	$2,287	17.86%	$1,764	15.09%
Commercial real estate	3,297	33.32%	3,346	33.54%	4,663	34.87%	6,017	33.97%	8,062	37.07%
Construction, land acquisition and development	268	2.51%	853	4.22%	665	2.81%	924	3.79%	2,162	5.44%
Commercial and industrial	1,736	21.01%	1,205	20.49%	2,104	19.72%	2,321	19.74%	4,167	18.35%
Consumer	1,457	17.47%	1,494	17.58%	1,673	18.24%	1,789	18.44%	1,708	18.37%
State and political subdivisions	490	5.97%	485	6.30%	598	6.01%	679	6.20%	673	5.68%
Unallocated	-	0.00%	74	0.00%	45	0.00%	-	0.00%	-	0.00%
Total	$8,419	100.00%	$8,790	100.00%	$11,520	100.00%	$14,017	100.00%	$18,536	100.00%

The following table presents a reconciliation of the ALLL by loan category for each of the last five years:

Reconciliation of the ALLL

	For the Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance, January 1,	$8,790	$11,520	$14,017	$18,536	$20,834
Charge-offs:
Residential real estate	153	139	204	664	683
Commercial real estate	398	912	-	65	3,298
Construction, land acquisition and development	-	688	45	179	258
Commercial and industrial	1,107	180	217	341	3,389
Consumer	960	716	922	655	673
State and political subdivision	-	-	-	-	-
Total charge-offs	2,618	2,635	1,388	1,904	8,301
Recoveries of charged-off loans:
Residential real estate	4	58	90	343	35
Commercial real estate	6	307	362	879	1,035
Construction, land acquisition and development	9	-	3,538	130	265
Commercial and industrial	507	400	262	1,853	265
Consumer	568	485	508	450	338
State and political subdivision	-	-	-	-	-
Total recoveries	1,094	1,250	4,760	3,655	1,938
Net charge-offs (recoveries)	1,524	1,385	(3,372)	(1,751)	6,363
Provision (credit) for loan and lease losses	1,153	(1,345)	(5,869)	(6,270)	4,065
Balance, December 31	$8,419	$8,790	$11,520	$14,017	$18,536

Ratios:
Net charge-offs (recoveries) as a percentage of average loans	0.21%	0.20%	(0.51)%	(0.28)%	0.97%

Allowance for loan and lease losses as a percent of gross loans outstanding at period end	1.15%	1.20%	1.72%	2.18%	3.10%

Other Real Estate Owned

At December 31, 2016, there were nine properties with an aggregate carrying value of $2.0 million in OREO, compared to eleven properties with an aggregate balance of $3.2 million at December 31, 2015. During the year ended December 31, 2016, there were two properties with an aggregate carrying value of $950 thousand foreclosed upon. During the year ended December 31, 2015, FNCB foreclosed on four properties with a carrying value of $1.7 million.

Included in OREO were three properties previously held in bank premises and equipment that were transferred to OREO due to a change in their intended use. The properties include two commercial lots previously held for future expansion and a former branch office located in Stroudsburg, Pennsylvania. The aggregate carrying value of these properties was $1.2 million and represented 59.8% of OREO at December 31, 2016.

During the year ended December 31, 2016, there were three sales and one partial sale of properties with an aggregate carrying value of $1.9 million. Net gains realized on the sale of these properties was $49 thousand, which is included in non-interest income. There were seven sales and one partial sale of properties with an aggregate carrying value of $0.6 million during the twelve months ended December 31, 2015, with net gains realized on the sales of $162 thousand, which is included in non-interest income for the year ended December 31, 2015.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties. FNCB incurred valuation adjustments of $169 thousand and $208 thousand for the years ended December 31, 2016 and 2015, respectively.

The following table presents the activity in OREO for each of the three years ended December 31, 2016, 2015 and 2014:

Activity in OREO

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Balance, Janauary 1	$3,154	$2,255	$4,246
Real estate foreclosures	950	1,717	13
Bank premises transferred to OREO	-	-	1,749
Valuation adjustments	(169)	(208)	(2,200)
Carrying value of OREO sold	(1,887)	(610)	(1,553)
Balance, December 31	$2,048	$3,154	$2,255

The following table presents a distribution of OREO at December 31 for the past five years:

Distribution of OREO

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Land / lots	$641	$785	$1,287	$3,549	$2,711
Commercial real estate	1,380	2,342	941	647	1,245
Residential real estate	27	27	27	50	27
Total other real estate owned	$2,048	$3,154	$2,255	$4,246	$3,983

The expenses related to maintaining OREO, including the subsequent write-downs of the properties related to declines in value since foreclosure, net of any income received, amounted to $0.4 million, $0.4 million, and $2.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Deposits

Total deposits increased $193.6 million, or 23.6%, to $1.0 billion at December 31, 2016 from $0.8 billion at the end of 2015. Non-interest-bearing demand deposits increased $19.2 million, or 12.4%, while interest-bearing deposits decreased $174.4 million, or 26.2%. The increase in non-interest bearing demand deposits primarily reflected growth in business checking deposits, while the increase in interest-bearing deposits was primarily due to growth in municipal deposit accounts of $206.5 million, to $303.9 million at December 31, 2016 from $97.4 million at December 31, 2015 and savings accounts of $10.4 million to $102.2 million at December 31, 2016 from $91.8 million at December 31, 2015. Partially offsetting these increases were a decreases in money market accounts of $37.2 to $129.7 million at December 31, 2016 from $166.9 million at December 31, 2015 and other time deposits of $24.6 million to $112.0 million at December 31, 2016 from $136.6 million at December 31, 2015. The 18.0% decrease in other time deposits included $17.5 million in brokered time deposits that matured. The 212.0% increase in municipal deposits reflected the attainment of new relationships through a newly organized government banking department, coupled with short-term funds from the sale of a municipal utility deposited in the fourth quarter of 2016. FNCB expects a portion of those funds to run out during the first quarter of 2017. The 22.3% decrease in money market accounts resulted primarily from the withdrawal of funds from one large commercial depositor that participated in FNCB’s ICS program through the Promontory Interfinancial Network

Non-interest-bearing demand deposits averaged $8.8 million, or 6.3%, higher at $148.7 million in 2016 as compared to $139.9 million in 2015. Interest-bearing deposits averaged $741.1 million in 2016, an increase of $66.5 million, or 9.9%, compared to $674.6 million in 2015. The increase was concentrated in interest-bearing demand deposits, which increased $76.7 million, or 21.4%, to $435.1 million in 2016 from $358.4 million in 2015 due primarily to growth in municipal deposit accounts. In addition, average savings deposits increased $5.6 million, or 6.1% comparing 2016 and 2015. Partially offsetting these increases was a decrease of $15.8 million, or 7.0%, in average total time deposits. FNCB’s deposit funding costs decreased 2 basis points to 0.37% in 2016 from 0.39% in 2015, which was driven primarily by a 5-basis point decrease in the average rate paid for time deposits, as higher-costing time deposits matured. Rates on interest-bearing demand deposits and savings deposits increased by 2 basis points and 3 basis points, respectively.

Management recognizes the importance of deposit growth as its primary funding source for loan products and is in the process of developing new products and strategies focused on growing commercial and consumer demand deposit balances and municipal deposit relationships in 2017.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized in the following table:

Deposit Distribution

	For the Year Ended December 31,
	2016		2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Interest-bearing deposits:
Demand	$435,092	0.22%	$358,442	0.19%	$320,780	0.14%
Savings	97,188	0.10%	91,603	0.07%	88,678	0.06%
Time	208,783	0.80%	224,538	0.85%	268,360	0.99%
Total interest-bearing deposits	741,063	0.37%	674,583	0.39%	677,818	0.47%

Non-interest-bearing deposits	148,746		139,945		134,132

Total deposits	$889,809		$814,528		$811,950

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2016 and 2015:

Maturity Distribution of Time Deposits $100,000 or More

	December 31,
(in thousands)	2016	2015
3 months or less	$27,461	$26,773
Over 3 through 6 months	7,511	16,186
Over 6 through 12 months	18,805	19,185
Over 12 months	25,938	14,053
Total	$79,715	$76,197

Borrowings

Short-term borrowings generally represent overnight borrowing transactions through the FHLB of Pittsburgh, which provide for short-term funding requirements of FNCB and mature within one business day of the transaction. Short-term borrowings may also include federal funds purchased and borrowings through the Federal Reserve Discount Window, which are considered to be a contingency source of funding. Other than testing its availability for contingency funding planning purposes, FNCB did not purchase any federal funds or borrow from the Federal Reserve Discount Window during the years ended December 31, 2016, 2015 and 2014. FNCB did not have any overnight advances outstanding with the FHLB of Pittsburgh at December 31, 2016. Overnight advances outstanding at December 31, 2015 were $60.5 million.

Long-term debt is comprised of FHLB of Pittsburgh term advances, subordinated debentures and junior subordinated debentures and totaled $78.8 million at December 31, 2016, a decrease of $20.8 million, or 20.8%, from $99.6 million at December 31, 2015. The decrease was related to a $16.8 million decrease in advances through the FHLB of Pittsburgh, coupled with a $4.0 million reduction in the Notes. FHLB of Pittsburgh advances are collateralized under a blanket pledge agreement, and FNCB is also required to purchase FHLB of Pittsburgh stock based upon the amount of advances outstanding. As a result of the decrease in term and overnight advances, the FHLB of Pittsburgh stock required to be held by FNCB was $3.3 million at December 31, 2016, a decrease of $3.0 million from $6.3 million at December 31, 2015. At December 31, 2016, FNCB’s maximum borrowing capacity with the FHLB of Pittsburgh was $298.1 million, of which had $164.0 million was available for borrowing purposes.

On September 1, 2009, FNCB offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the “Notes”). Prior to July 1, 2015, the Notes had a fixed interest rate of 9% per annum. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to the right of FNCB to defer such payment. On June 30, 2015, pursuant to approval from all of the Noteholders and the Reserve Bank, FNCB amended the original terms of the Notes to reduce the interest rate payable from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. Pursuant to the approved amendment, on June 30, 2015, FNCB repaid 44% of the original principal amount, or $11.0 million, of the Notes outstanding to the holders on June 30, 2015, with the remaining $14.0 million in principal to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amounts, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes. On October 28, 2016, the Board of Directors of FNCB approved the acceleration of a $4.0 million partial repayment of principal on the Notes. The $4.0 million principal repayment, which was due and payable on September 1, 2017, was paid to Noteholders on December 1, 2016. The principal balance outstanding for these Notes was $10.0 million at December 31, 2016 and $14.0 million at December 31, 2015.

While FNCB was under the Written Agreement, principal and interest payments on the Notes required written non-objection from the Reserve Bank. Pursuant to the Written Agreement, FNCB had been deferring the quarterly interest payments on the Notes beginning December 1, 2010 and ending on June 1, 2015. Beginning with the September 1, 2015 payment, FNCB resumed the regularly scheduled quarterly interest payments and since that date has continued to make the scheduled interest payments going forward. Additionally, on January 27, 2016, the Board of Directors authorized payment on March 1, 2016 of all interest that FNCB had previously been deferring on the Notes. The aggregate payment, totaling $11.0 million, included all deferred interest and interest due and payable on March 1, 2016. The accrued and unpaid interest associated with the Notes amounted to $39 thousand and $10.9 million at December 31, 2016 and 2015, respectively.

FNCB also had $10.3 million of junior subordinated debentures outstanding at December 31, 2016 and 2015. The interest rate on these debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the junior subordinated debentures in 2016 was 2.35%, compared to 1.99% in 2015.

Average borrowed funds decreased $4.7 million, or 4.4%, to $103.2 million in 2016 from $108.0 million in 2015. The average rate paid for long-term debt decreased 59 basis points to 1.42% in 2016 from 2.01% in 2015. The decrease in rate on the long-term debt was due to the reduction in the interest rate on the Notes, coupled with a decrease in the cost of FHLB funding. FNCB participates in the FHLB of Pittsburgh’s “Community Lending Program,” which offers match funding for loans originated for qualified community and economic development projects at very competitive rates that are typically 15 to 25 basis points below the FHLB’s regular published rates. Of the $58.5 million in FHLB term advances outstanding at December 31, 2016, $37.6 million were advances under this program at a weighted-average cost of 0.63% and maturity terms of nine months.

The maximum amount of total borrowings outstanding at any month end during the years ended December 31, 2016 and 2015 were $145.1 million and $160.1 million, respectively. For further discussion of FNCB’s borrowings, see Note 8-“Borrowed Funds” in the Notes to the consolidated financial statements included in Item 8 hereof to this Annual Report on Form 10-K.

Liquidity

The term liquidity refers to the ability to generate sufficient amounts of cash to meet its cash flow needs.  Liquidity is required to fulfill the borrowing needs of FNCB’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. FNCB’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. FNCB has liquidity and contingent funding policies in place that are designed with controls to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors FNCB’s liquidity position and fluctuations daily, forecasts future liquidity needs, performs stress tests on its liquidity levels and develops strategies to ensure adequate liquidity at all times.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are FNCB’s most liquid assets.  At December 31, 2016, cash and cash equivalents totaled $112.4 million, an increase of $91.4 million from $21.1 million at December 31, 2015, as net cash inflows from financing and operating activities exceeded net cash outflows for investing activities.

Financing activities provided $111.3 million in net cash, which resulted primarily from a $193.6 million net increase in deposits and $0.4 million in proceeds from the issuance of common shares. Partially offsetting these inflows was net repayments of FHLB of Pittsburgh advances of $77.3 million and a $4.0 million principal reduction on the Notes. Additionally, FNCB’s operating activities provided $0.4 million in net cash in 2016. Net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization, provision for loan and lease losses and change in deferred taxes, is the primary source of funds from operations.

Cash outlays for investing activities used $20.3 million of cash and cash equivalents during the year ended December 31, 2016, which was due largely to purchases of available-for sale securities, net of proceeds received from sales, maturities, calls and principal reductions of $21.5 million. In addition, net increases in loans to customers used $5.7 million of cash and cash equivalents. Partially offsetting these cash outflows from investing activities were cash inflows from the redemption of FHLB of Pittsburgh stock and FRB stock of $3.0 million and $1.4 million, respectively, and proceeds from the sale of SBA guaranteed loans of $1.3 million and OREO of $1.9 million.

Management believes that FNCB’s liquidity position is sufficient to meet its cash flow needs as of December 31, 2016. FNCB generally utilizes core deposits as its primary source of liquidity. Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and deposits generated through the Promontory Interfinancial Network, which include time deposits issued under CDARs program and money market and NOW accounts issued through the ICS program. Participating in the Promontory Interfinancial Network programs allows FNCB to service and attract potential high-balance deposits customers who want the security of full-FDIC insurance but want to maintain a local deposit relationship. Core deposits averaged $715.8 million for the year ended December 31, 2016, an increase of $35.0 million, or 5.1%, compared to $680.8 million for the year ended December 31, 2015. The increase in core deposits primarily reflected growth in interest-bearing demand, net of deposits issued through the ICS program, of $39.6 million, non-interest-bearing demand deposits of $8.8 million and savings deposits of $5.6 million. Partially offsetting these increases was a decrease in other time deposits, net of brokered deposits and CDARs certificates, of $19.0 million. In addition to core deposits, FNCB currently utilizes brokered certificates of deposit, funding through the Promontory Financial Network and advances through the FHLB of Pittsburgh as alternative sources of liquidity. At December 31, 2016, FNCB had available borrowing capacity with the FHLB of Pittsburgh of $164.0 million.

Capital

A strong capital base is essential to the continued growth and profitability of FNCB and is therefore a management priority. Management’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with all regulatory standards. As more fully described in Note 14, “Regulatory Matters” to the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding FNCB’s and the Bank’s risk-based capital at December 31, 2016 and 2015, and selected other capital ratios:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2016

Total capital (to risk-weighted assets)	$96,827	12.06%	$102,786	12.81%	8.00%	8.625%	10.00%

Tier I capital (to risk-weighted assets)	82,159	10.23%	94,118	11.73%	6.00%	6.625%	8.00%

Tier I common equity (to risk-weighted assets)	80,049	9.97%	94,118	11.73%	4.50%	5.125%	6.50%

Tier I capital (to average assets)	82,159	7.53%	94,118	8.63%	4.00%	4.000%	5.00%

Total risk-weighted assets	803,026		802,610

Total average assets	1,090,665		1,090,550

	Company		Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2015

Total capital (to risk-weighted assets)	$93,835	11.79%	$110,039	13.83%	8.00%	N/A	10.00%

Tier I capital (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	6.00%	N/A	8.00%

Tier I common equity (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	4.50%	N/A	6.50%

Tier I capital (to average assets)	74,945	7.27%	100,949	9.79%	4.00%	N/A	5.00%

Total risk-weighted assets	795,887		795,490

Total average assets	1,031,426		1,030,828

* Applies to the Bank only

FNCB’s total regulatory capital increased $3.0 million to $96.8 million at December 31, 2016 from $93.8 million at December 31, 2015. FNCB’s and the Bank’s risk-based capital ratios exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Based on the most recent notification from its primary regulators, the Bank was categorized as well capitalized at December 31, 2016 and 2015. There are no conditions or events since this notification the management believes have changed this category.

As of December 31, 2016, FNCB had 33,354,155 common shares available for future sale or share dividends. The number of shareholders of record at December 31, 2016 was 1,740. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5 of this report. Refer to Note 14, “Regulatory Matters,” to the Notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our capital requirements and dividend limitations.

Additionally, FNCB has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2016 and 2015.

FNCB had a Dividend Reinvestment and Optional Cash Purchase Plan (“DRP”), which permitted participants to automatically reinvest cash dividends on all of their shares and to make voluntary cash contributions under the terms of the plan at a discounted price. While under the Written Agreement, FNCB was prohibited from paying dividends without the prior approval of its primary regulator. Accordingly, the DRP was suspended in 2011. On April 27, 2016, the Board of Directors approved the reinstatement of the DRP, which became effective on June 1, 2016. Common shares issued under the DRP in 2016 totaled 78,752. There were no common shares issued under the DRP in 2015 and 2014.

As previously mentioned, the Bank and FNCB were released from all regulatory enforcement actions and are no longer subject to the provisions of the Consent Order and Written Agreement, respectively. During 2016, FNCB declared and paid dividends of $0.09 per share. There were no dividends declared or paid during 2015. Subsequent to December 31, 2016, on January 25, 2017, FNCB declared a $0.03 per common share dividend payable on March 15, 2017 to shareholders of record on March 1, 2017.

Off-Balance Sheet Arrangements

In the normal course of operations, FNCB engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in our consolidated financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions may be used for general corporate purposes or for customer needs. Corporate purpose transactions would be used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

For the year ended December 31, 2016, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of FNCB’s off-balance sheet arrangements, refer to Note 12, “Commitments, Contingencies, and Concentrations” to the notes to the consolidated financial statements included in Item 8 hereof to this Annual Report on Form 10-K.

The following table presents off-balance financial instruments whose contractual amounts represent credit risk at December 31, 2016 and 2015. All of the off-balance sheet financial instruments outstanding at December 31, 2016 expire within one year of their respective contract dates.

Off-Balance Sheet Commitments

	December 31,
(in thousands)	2016	2015
Commitments to extend credit	$150,111	$170,465
Standby letters of credit	21,220	22,092

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $249 thousand and $300 thousand at December 31, 2016 and 2015, respectively, which were included in other liabilities in the consolidated statements of financial condition.

FNCB’s Finance unit proactively monitors the level of unused commitments against the available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the FHLB and the Federal Reserve. The Finance unit reports the results of its liquidity monitoring regularly to FNCB’s Asset/Liability Management Committee, the Rate and Liquidity Committee, the Senior Management Committee and the Board of Directors.

Contractual Obligations

The following table details FNCB’s contractual obligations as of December 31, 2016. Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

Maturities of Contractual Obligations

	Contractual Payments Due by Period
(in thousands)	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances- term	$58,537	$47,553	$10,984	$-	$-
Subordinated debentures	10,000	-	10,000	-	-
Junior subordinated debt	10,310	-	-	-	10,310
Operating lease obligations	1,382	560	411	205	206
Total contractual cash obligations	$80,229	$48,113	$21,395	$205	$10,516

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

Asset and Liability Management

FNCB manages these objectives through its Asset and Liability Management Committee (“ALCO”) and its Rate and Liquidity and Investment Committees, which consist of certain members of management and certain members of the finance department. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  The major objectives of ALCO are to:

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

Earnings at Risk and Economic Value at Risk Simulations

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income under various interest rate scenarios. Specifically, given the current market rates, ALCO looks at “earnings at risk” to determine anticipated changes in net interest income from a base case scenario with scenarios of + 200, +400 and -100 basis points for simulation purposes. The simulation takes into consideration that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).

Economic Value at Risk

While earnings-at-risk simulation measures the short-term risk in the balance sheet, economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from FNCB’s existing assets and liabilities. ALCO examines this ratio regularly, and given the current rate environment, has utilized rate shocks of +200, +400 and -100 basis points for simulation purposes. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using December 31, 2016 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2016 levels:

	Rates +200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(2.0)%	(10.0)%	(4.3)%	(20.0)%	(5.7)%	(5.0)%

Economic value at risk:
Percent change in economic value of equity	(4.7)%	(20.0)%	(8.5)%	(35.0)%	(9.9)%	(10.0)%

Under the model, FNCB’s net interest income and economic value of equity is expected to decrease 2.0% and 4.7%, respectively, under a 200 basis point interest rate shock. In comparison, model results at December 31, 2015 indicated net interest income was expected to decrease 3.2% and 11.2% given +200 and +400 basis point rate shocks. Model results at December 31, 2016 indicate that FNCB is short-term liability sensitive and long-term asset sensitive, which reflect the increase in interest-bearing demand deposits and public funds. FNCB experiences decreases in net interest income over all interest rate scenarios as asset cash flows are being replaced/repriced into lower assumed yields, while further funding cost reductions are limited. However, this trend improved as compared to model results at December 31, 2015 as a result of improved replacement rates on assets due to steepening in the yield curve. This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2016 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended December 31, 2016 was $115 thousand or 1.4%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of
FNCB Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of FNCB Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNCB Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania
March 10, 2017

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2016	2015
Assets
Cash and cash equivalents:
Cash and due from banks	$20,562	$19,544
Interest-bearing deposits in other banks	91,883	1,539
Total cash and cash equivalents	112,445	21,083
Securities available for sale, at fair value	272,676	253,773
Stock in Federal Home Loan Bank of Pittsburgh, at cost	3,311	6,344
Loans held for sale	596	683
Loans, net of allowance for loan and lease losses of $8,419 and $8,790	725,860	724,926
Bank premises and equipment, net	10,784	11,193
Accrued interest receivable	2,757	2,475
Bank-owned life insurance	29,933	29,381
Other real estate owned	2,048	3,154
Net deferred tax assets	26,990	27,807
Other assets	7,975	9,799
Total assets	$1,195,375	$1,090,618

Liabilities
Deposits:
Demand (non-interest-bearing)	$173,702	$154,531
Interest-bearing	841,437	667,015
Total deposits	1,015,139	821,546
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	58,537	135,802
Subordinated debentures	10,000	14,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	78,847	160,112
Accrued interest payable	242	11,165
Other liabilities	11,000	11,617
Total liabilities	1,105,228	1,004,440

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2016 and December 31, 2015
Issued and outstanding: 0 shares at December 31, 2016 and December 31, 2015	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2016 and December 31, 2015
Issued and outstanding: 16,645,845 shares at December 31, 2016 and 16,514,245 shares at December 31, 2015	20,807	20,643
Additional paid-in capital	62,593	62,059
Retained earnings	8,531	3,714
Accumulated other comprehensive loss	(1,784)	(238)
Total shareholders' equity	90,147	86,178
Total liabilities and shareholders’ equity	$1,195,375	$1,090,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(dollars in thousands, except share data)	2016	2015	2014
Interest income
Interest and fees on loans	$28,223	$26,672	$26,629
Interest and dividends on securities:
U.S. government agencies	3,557	4,036	3,494
State and political subdivisions, tax-free	46	109	1,883
State and political subdivisions, taxable	2,574	905	324
Other securities	315	433	272
Total interest and dividends on securities	6,492	5,483	5,973
Interest on interest-bearing deposits in other banks	33	46	71
Total interest income	34,748	32,201	32,673
Interest expense
Interest on deposits	2,730	2,631	3,180
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	595	514	450
Interest on subordinated debentures	625	1,450	2,281
Interest on junior subordinated debentures	247	206	236
Total interest on borrowed funds	1,467	2,170	2,967
Total interest expense	4,197	4,801	6,147
Net interest income before provision (credit) for loan and lease losses	30,551	27,400	26,526
Provision (credit) for loan and lease losses	1,153	(1,345)	(5,869)
Net interest income after provision (credit) for loan and lease losses	29,398	28,745	32,395
Non-interest income
Deposit service charges	2,892	2,960	2,975
Net gain on the sale of securities	960	2,296	6,640
Net gain on the sale of mortgage loans held for sale	340	292	292
Net gain on the sale of SBA guaranteed loans	51	-	-
Net loss on the sale of education loans	-	-	(13)
Net gain on the sale of other real estate owned	49	162	209
Gain on branch divestitures	-	-	607
Loan-related fees	439	442	440
Income from bank-owned life insurance	552	564	650
Legal settlements	-	184	2,127
Other	920	900	993
Total non-interest income	6,203	7,800	14,920
Non-interest expense
Salaries and employee benefits	14,320	13,810	13,111
Occupancy expense	1,777	2,284	2,088
Equipment expense	1,732	1,657	1,471
Advertising expense	554	483	470
Data processing expense	1,997	1,976	2,088
Regulatory assessments	729	950	1,801
Bank shares tax	836	705	522
Expense of other real estate owned	409	400	2,569
Legal expense	362	437	1,799
Professional fees	961	1,014	1,567
Insurance expenses	516	659	951
Legal settlements	-	777	-
Other losses	277	281	2,279
Other operating expenses	3,075	3,031	2,853
Total non-interest expense	27,545	28,464	33,569
Income before income taxes	8,056	8,081	13,746
Income tax expense (benefit)	1,747	(27,759)	326
Net income	$6,309	$35,840	$13,420

Earnings per share
Basic	$0.38	$2.17	$0.81
Diluted	$0.38	$2.17	$0.81

Cash Dividends Declared Per Common Share	$0.09	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,571,262	16,499,622	16,472,660
Diluted	16,572,695	16,499,622	16,472,871

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$6,309	$35,840	$13,420
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(1,382)	211	12,682
Tax expense (benefit)	470	(72)	(4,312)
Net of tax amount	(912)	139	8,370

Reclassification adjustment for gains included in net income	(960)	(2,296)	(6,272)
Tax expense	326	781	2,132
Net of tax amount	(634)	(1,515)	(4,140)

Total other comprehensive (loss) income	(1,546)	(1,376)	4,230

Comprehensive income	$4,763	$34,464	$17,650

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

				Accumulated	Accumulated
	Number		Additional	(Deficit) /	Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2013	16,471,569	$20,589	$61,627	$(45,546)	$(3,092)	$33,578
Net income for the year	-	-	-	13,420	-	13,420
Stock-based compensation	12,850	16	61	-	-	77
Restricted stock awards	-	-	93	-	-	93
Other comprehensive income, net of tax of $2,180	-	-	-	-	4,230	4,230
Balances, December 31, 2014	16,484,419	$20,605	$61,781	$(32,126)	$1,138	$51,398
Net income for the year	-	-	-	35,840	-	35,840
Stock-based compensation	13,300	17	52	-	-	69
Common shares issued under long-term incentive compensation plan	16,526	21	(21)	-	-	-
Restricted stock awards	-	-	247	-	-	247
Other comprehensive loss, net of tax of $709	-	-	-	-	(1,376)	(1,376)
Balances, December 31, 2015	16,514,245	$20,643	$62,059	$3,714	$(238)	$86,178
Net income for the year	-	-	-	6,309	-	6,309
Cash dividends declared, $0.09 per share	-	-	-	(1,492)	-	(1,492)
Common shares issued under long-term incentive compensation plan	52,848	66	(66)	-	-	-
Restricted stock awards	-	-	265	-	-	265
Common shares issued through dividend reinvestment / optional cash purchase plan	78,752	98	335	-	-	433
Other comprehensive loss, net of tax of $796	-	-	-	-	(1,546)	(1,546)
Balances, December 31, 2016	16,645,845	$20,807	$62,593	$8,531	$(1,784)	$90,147

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Operating activities:
Net income	$6,309	$35,840	$13,420
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	1,165	1,423	1,356
Equity in trust	(7)	(6)	(6)
Depreciation and amortization	2,604	1,703	1,470
Valuation adjustment for loan servicing rights	5	-	-
Provision (credit) for loan and lease losses	1,153	(1,345)	(5,869)
Valuation adjustment for off-balance sheet commitments	(51)	(117)	(94)
Stock-based compensation expense	265	316	170
Gain on the sale of available-for-sale securities	(960)	(2,296)	(6,272)
Gain on the sale of held-to-maturity securities	-	-	(368)
Gain on the sale of loans held for sale	(340)	(292)	(292)
Loss on the sale of education loans	-	-	13
Gain on branch divestitures	-	-	(607)
Loss on the disposition of bank premises and equipment and other assets	-	-	232
Gain on the sale of SBA guaranteed loans	(51)	-	-
Net gain on the sale of other real estate owned	(49)	(162)	(209)
Valuation adjustment for other real estate owned	169	208	2,200
Income from bank-owned life insurance	(552)	(564)	(650)
Proceeds from the sale of loans held for sale	9,817	8,210	8,555
Funds used to originate loans held for sale	(9,390)	(7,998)	(8,046)
Deferred income tax expense (benefit)	1,613	(27,684)	-
(Increase) decrease in accrued interest receivable	(282)	(400)	116
Decrease in prepaid expenses and other assets	496	917	169
(Decrease) increase in accrued interest payable	(10,923)	903	1,530
(Decrease) increase in accrued expenses and other liabilities	(558)	(4,195)	1,694
Total adjustments	(5,876)	(31,379)	(4,908)
Net cash provided by operating activities	433	4,461	8,512

Cash flows from investing activities:
Maturities, calls and principal payments of investment securities available for sale	6,264	8,615	8,331
Proceeds from the sale of securities available for sale	32,588	88,658	111,243
Proceeds from the sale of securities held to maturity	-	-	2,686
Purchases of securities available for sale	(60,302)	(133,269)	(123,380)
Redemption (purchase) of the stock of the Federal Home Loan Bank of Pittsburgh	3,033	(3,541)	(657)
Redemption of Federal Reserve Bank stock	1,351	-	-
Net increase in loans to customers	(5,656)	(68,665)	(25,321)
Proceeds from the sale of SBA guaranteed loans	1,315	-	-
Proceeds from the sale of education loans	-	-	2,537
Proceeds from the sale of other real estate owned	1,928	758	1,737
Purchases of bank premises and equipment	(861)	(1,419)	(1,217)
Proceeds from the sale of bank premises and equipment	-	-	2,505
Net cash used in investing activities	(20,340)	(108,863)	(21,536)

Cash flows from financing activities:
Net increase (decrease) in deposits	193,593	26,210	(88,936)
Net (repayment of) proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	(60,500)	60,500	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	46,915	151,300	194,235
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(63,680)	(137,192)	(160,164)
Principal reduction on subordinated debentures	(4,000)	(11,000)	-
Proceeds from issuance of common shares	433	-	-
Cash dividends paid	(1,492)	-	-
Net cash provided by (used in) financing activities	111,269	89,818	(54,865)
Net increase (decrease) in cash and cash equivalents	91,362	(14,584)	(67,889)
Cash and cash equivalents at beginning of year	21,083	35,667	103,556
Cash and cash equivalents at end of year	$112,445	$21,083	$35,667

Supplemental cash flow information
Cash paid during the period for:
Interest	$15,120	$3,898	$4,617
Income taxes	10	22	308
Other transactions:
Principal balance of loans transferred to other real estate owned	1,210	3,697	13
Government guarantee receivable on loans transferred to other real estate owned or other assets	-	(1,980)	-
Transfer of bank premises and equipment to other real estate owned	-	-	1,749
Change in deferred gain on sale of other real estate owned	(8)	14	26

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1. ORGANIZATION

On June 30, 2016, First National Community Bancorp, Inc., the parent company of First National Community Bank, announced that following receipt of required regulatory approvals from the Pennsylvania Department of Banking and Securities, First National Community Bank had completed a charter conversion from a national bank to a Pennsylvania state bank and, as a result of the conversion, First National Community Bank changed its legal name to FNCB Bank. Both the charter conversion and legal name change became effective June 30, 2016. On October 4, 2016, First National Community Bancorp, Inc., the parent company of FNCB Bank, filed an amendment to its articles of incorporation to change its name, effective October 17, 2016, to “FNCB Bancorp, Inc.” The Board of Directors has also amended its bylaws, effective October 17, 2016, to reflect the new name.

FNCB Bancorp, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956 incorporated under the laws of the Commonwealth of Pennsylvania in 1997. It is the parent company of FNCB Bank (the “Bank”) and the Bank’s wholly owned subsidiaries FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC. Unless the context otherwise requires, the term “FNCB” is used to refer to FNCB Bancorp, Inc., and its subsidiaries. In certain circumstances, however, the term “FNCB” refers to FNCB Bancorp, Inc., itself.

The Bank provides customary banking services to individuals and businesses through its 19 banking locations located in northeastern Pennsylvania.

On January 6, 2017, the Bank notified the Pennsylvania Department of Banking and Securities and FNCB’s federal banking regulators of its intent to open a limited purpose office (“LPO”) in Allentown, Lehigh County, Pennsylvania. The Pennsylvania Department of Banking and Securities issued a non-objection letter to the Bank on February 22, 2017 regarding the establishment of the Allentown-based LPO.

FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC were formed to hold real estate and/or operate businesses acquired in exchange for debt settlement or foreclosure.

In December 2006, First National Community Statutory Trust I (“Issuing Trust”), which is wholly owned by FNCB, was formed under Delaware law to provide FNCB with an additional funding source through the issuance of pooled trust preferred securities. FNCB has adopted Accounting Standards Codification (“ASC”) 810-10, Consolidation, for the Issuing Trust. Accordingly, the Issuing Trust has not been consolidated with the accounts of FNCB, because FNCB is not the primary beneficiary of the trust.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of FNCB include the accounts of FNCB Bancorp, Inc., the Bank, and the Bank’s wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”), Regulation S-X and general practices within the banking industry. Prior period amounts are reclassified when necessary to conform to the current year’s presentation. Such reclassifications had no effect on FNCB’s financial condition or results of operations.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for loan and lease losses, securities’ valuation and impairment evaluation, the valuation of other real estate owned, and income taxes.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand and amounts due from banks.

Securities

FNCB classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase. Investment securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities that are classified as available-for-sale are carried at fair value with unrealized holding gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive loss, net of tax. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Realized gains and losses on sales of investment securities are based on amortized cost using the specific identification method on the trade date.

On a quarterly basis, management evaluates each of its investment securities classified as held-to-maturity or available-for-sale in an unrealized loss position for other than temporary impairment (“OTTI”). An individual security is considered impaired when its current fair value is less than its amortized cost basis. As part of the OTTI evaluation, management considers the following factors in determining whether the security’s impairment is other than temporary:

●	the length of time and extent of the impairment;
●	the causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
●	adverse industry or geographic conditions;
●	historical implied volatility;
●	payment structure of the security and whether FNCB expects to receive all contractual cash flows;
●	failure of the issuer to make contractual interest or principal payments in the past;
●	changes in the security’s rating; and
●	recoveries or additional declines in the security’s fair value subsequent to the balance sheet date.

Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, management must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but FNCB does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk). In assessing the level of OTTI attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security, and is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total OTTI loss is presented in the statement of income less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

For equity securities, FNCB evaluates whether or not the unrealized loss is expected to be recovered based on evidence to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the amortized cost basis will not be recovered, taking into consideration the estimated recovery period and ability of FNCB to hold the security until recovery, the entire difference between the security’s cost basis and its fair value is recognized in earnings at the balance sheet date.

Investments in the Federal Reserve Bank and Federal Home Loan Bank stock have limited marketability, are carried at cost and are evaluated for impairment based on FNCB’s determination of the ultimate recoverability of the par value of the stock. During the year ended December 31, 2016, the Bank canceled its membership with the FRB, and as a result, the entire balance of FRB stock totaling $1.3 million was redeemed. Federal Reserve Bank stock of $1.3 million is included in other assets in the consolidated statements of financial condition at December 31, 2015.

Loans and Loan Origination Fees and Costs

Loans receivable, other than loans held for sale, are stated at the principal outstanding, net of unamortized loan fees and costs, unearned income, partial charge-offs and the allowance for loan and lease losses. Interest income on all loans is recognized using the effective interest method. Loan origination and commitment fees, as well as certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield. FNCB generally amortizes these amounts over the life of the related loan. Amortization of deferred loan fees or costs is discontinued when a loan is placed on non-accrual status.

Loans are placed on non-accrual status when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This is generally when a default of interest or principal has existed for 90 days or more, unless the loan is fully secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. FNCB determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, the balance of any previously accrued but unpaid interest is reversed and charged against interest income. Any cash payments subsequently received are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess amount is treated as a recovery of lost interest. A non-accrual loan is returned to accrual status when the loan is current as to principal and interest payments, is performing according to contractual terms for six consecutive months and factors indicating reasonable doubt about the timely collection of payments no longer exist.

In accordance with federal regulations, prior to making, extending, renewing or advancing additional funds in excess of $250 thousand on a loan secured by real estate, FNCB requires an appraisal of the property by an independent, state-certified or state-licensed appraiser (depending upon collateral type and loan amount) that is approved by the Board of Directors. Appraisals are reviewed internally and, under certain circumstances, by an independent third party engaged by FNCB. Generally, management obtains a new appraisal when a loan is deemed impaired. These appraisals may be more limited in scope than those obtained at the initial underwriting of the loan.

Troubled Debt Restructurings

FNCB considers a loan to be a troubled debt restructuring (“TDR”) when it grants a concession to the borrower for legal or economic reasons related to the borrower’s financial difficulties that it would not otherwise consider. Such concessions granted generally involve a reduction of the stated interest rate, an extension of a loan’s maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan. A non-accrual TDR is returned to accrual status when principal and interest payments under the modified terms are current, the TDR is performing under the modified terms for six consecutive months and future payments are reasonably assured.

Loan Impairment

A loan is considered impaired when it is probable that FNCB will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of management’s analysis, TDRs, loans rated substandard and on non-accrual status with an aggregate loan relationship greater than $100 thousand, and loans that are identified as doubtful or loss, are considered impaired. Impaired loans are analyzed individually for impairment. FNCB generally utilizes the fair value of collateral method for collateral dependent loans. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. Generally, for impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation such as current letters of intent, broker price opinions or executed agreements of sale may be used. For non-collateral dependent impaired loans, management measures impairment based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate.

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

Allowance for Loan and Lease Losses

Management evaluates the credit quality of FNCB’s loan portfolio on an ongoing basis, and performs a formal review of the adequacy of the allowance for loan and lease losses (“ALLL”) on a quarterly basis. The ALLL is established through a provision for loan and lease losses charged to earnings and is maintained at a level management considers adequate to absorb estimated probable losses inherent in the loan portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL.

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

The ALLL consists of two components, a specific component and a general component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on nonaccrual status above the $100 thousand loan relationship threshold and all loans considered TDRs are classified as impaired. Based on its evaluation, management may establish an unallocated component for a respective loan segment (as discussed below) when the actual historical loss experience for that loan segment results in an overall negative historical loss factor.

When establishing the ALLL, management categorizes loans into the following loan segments that are based generally on the nature of the collateral and basis of repayment. The risk characteristics of FNCB’s loan segments are as follows:

Construction, Land Acquisition and Development Loans - These loans consist of loans secured by real estate, with the purpose of constructing one- to four-family homes, residential developments and various commercial properties including, shopping centers, office complexes and single-purpose, owner-occupied structures. Additionally, loans in this category include loans for land acquisition, secured by raw land. FNCB’s construction program offers either short-term, interest-only loans that require the borrower to pay only interest during the construction phase with a balloon payment of the principal outstanding at the end of the construction period or only interest during construction with a conversion to amortizing principal and interest when the construction is complete. Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%. Construction loans are treated similarly to the developed real estate loans and are generally subject to an 80% loan to value ratio based upon an “as-completed” appraised value. Construction loans generally yield a higher interest rate than other mortgage loans but also carry more risk.

Commercial Real Estate Loans - These loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally carry larger loan balances. The commercial real estate mortgage loan portfolio consists of owner-occupied and non-owner-occupied properties that are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants and multifamily housing. FNCB offers commercial real estate loans at various rates and terms that generally do not exceed 20 years. These types of loans are subject to specific loan-to-value guidelines prior to the time of closing. The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 80%. Commercial mortgage loans must also meet specific criteria that include the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed. Potential borrower(s) and guarantor(s) are required to provide FNCB with historical and current financial data. As part of the underwriting process for commercial real estate loans, management performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project in addition to considering the borrower’s expertise, credit history, net worth and the value of the underlying property.

Commercial and Industrial Loans - FNCB offers commercial loans at various rates and terms to businesses located in its primary market area. The commercial loan portfolio includes revolving lines of credit, automobile floor plans, equipment loans, vehicle loans, improvement loans and term loans. These loans generally carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be machinery and equipment, inventory, accounts receivable, vehicles or marketable securities. Generally, a collateral lien is placed on the collateral supporting the loan. In order to reduce the risk associated with these loans, management may attempt to secure real estate as collateral and obtain personal guarantees of the borrower as deemed necessary.

State and Political Subdivision Loans - FNCB originates general obligation notes and tax anticipation loans to state and political subdivisions, which are primarily municipalities in FNCB’s market area.

Residential Real Estate Loans - FNCB offers fixed- and variable-rate one- to four-family residential loans. Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property. FNCB will generally require the mortgagee to purchase Private Mortgage Insurance (“PMI”) if the amount of the loan exceeds the 80% loan to value ratio. Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics. FNCB may sell loans and retain servicing when warranted by market conditions.

Consumer Loans - Include both secured and unsecured installment loans, personal lines of credit and overdraft protection loans. FNCB is in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. FNCB offers home equity loans and home equity lines of credit (“HELOCs”) with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property. Home equity loans have fixed rates of interest and carry terms up to 15 years. HELOCs have adjustable interest rates and are based upon the national prime interest rate. Consumer loans are generally smaller in size and exhibit homogeneous characteristics.

Off-Balance-Sheet Credit-Related Financial Instruments

FNCB is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit, unused portions of lines of credit, including revolving HELOCs, and letters of credit. FNCB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of these instruments. FNCB uses the same credit policies in making these commitments as it does for on-balance sheet instruments. In order to provide for probable losses inherent in these instruments, FNCB records a reserve for unfunded commitments, included in other liabilities on the consolidated statements of financial condition, with the offsetting expense recorded in other operating expenses in the consolidated statements of income.

Mortgage Banking Activities and Loan Servicing

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

In addition, during the year ended December 31, 2016, FNCB sold the guaranteed principal balance of three loans that were guaranteed by the Small Business Administration (“SBA”) totaling $1.3 million. FNCB retained the servicing rights on these loans. There were no sales of SBA guaranteed loans during the years ended December 31, 2015 or 2014.

Servicing rights are recorded at fair value upon sale of the loan and reported in other assets on the consolidated statements of financial condition. Servicing rights are amortized in proportion to and over the period during which estimated servicing income will be received.

Fair value is based on market prices for comparable servicing contracts, when available, or alternately, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Servicing rights are evaluated for impairment at each reporting date based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If management later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

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

Bank Premises and Equipment

Land is stated at cost. Bank premises, equipment and leasehold improvements are stated at cost less accumulated depreciation. Costs for routine maintenance and repair are expensed as incurred, while significant expenditures for improvements are capitalized. Depreciation expense is computed generally using the straight-line method over the following ranges of estimated useful lives, or in the case of leasehold improvements, to the expected terms of the leases, if shorter:

Buildings and improvements (years)	10	to	40
Furniture, fixtures and equipment (years)	3	to	15
Leasehold improvements (years)	2	to	39

Intangible Assets

Intangible assets consisted entirely of a core deposit intangible which arose in connection with the acquisition of FNCB’s Honesdale branch. The core deposit intangible was amortized over an estimated useful life of 10 years. The balance of the core deposit intangible was $137 thousand at December 31, 2015 and was included in other assets in the consolidated statements of financial condition. As of December 31, 2016, the core deposit intangible had been fully amortized.

Long-lived Assets

Intangible assets and bank premises and equipment are reviewed by management at least annually for potential impairment and whenever events or circumstances indicate that carrying amounts may not be recoverable.

Income Taxes

FNCB recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized.

FNCB files a consolidated Federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with FNCB as if it would have filed on a separate return basis. Interest and penalties, if any, as a result of a taxing authority examination are recognized within non-interest expense. FNCB is not currently subject to an audit by any of its tax authorities and with limited exception is no longer subject to federal and state income tax examinations by taxing authorities for years before 2013.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management determined that FNCB had no liabilities for uncertain tax positions at December 31, 2016 and 2015.

Earnings per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by FNCB relate to outstanding stock options and shares of unvested restricted stock, for which the dilutive effect is calculated using the treasury stock method.

Stock-Based Compensation

FNCB is required to measure and record compensation expense for stock-based payments based on the instrument’s fair value on the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of shares of restricted stock awarded under the Long Term Incentive Compensation Plan (“LTIP”) is determined using an average of the high and low prices for FNCB’s common stock for the 10 days preceding the grant date. The fair value of shares of stock granted under Employee Stock Grant Plans is determined using the closing price of FNCB’s common stock on the grant date. Stock-based compensation expense for stock options and restricted stock is recognized ratably over the vesting period. Stock-based compensation expense for shares of stock awarded under the Employee Stock Grant Plans is recognized on the grant date.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of FNCB. FNCB purchased the insurance as a tax-deferred investment and future source of funding for liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $105 thousand and $101 thousand at December 31, 2016 and 2015, respectively, and is reflected in other liabilities on the consolidated statements of financial condition.

Fair Value Measurement

FNCB uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, FNCB may be required to recognize adjustments to other assets at fair value on a nonrecurring basis, such as impaired loans, other securities, and OREO.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which FNCB expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year for public business entities, not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or over-the-counter market and employee benefit plans that file or furnish financial statements to the SEC. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): “Deferral of the Effective Date,” which defers the adoption of ASU 2014-09 for one year for all entities. Accordingly, FNCB will adopt this guidance on January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. FNCB’s largest revenue stream is net interest income, which is explicitly excluded from the scope of ASU 2014-09. Management is currently evaluating FNCB’s non-interest income revenue streams to determine the impact, if any, this ASU will have on the operating results or financial position of FNCB.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of FNCB.

ASU 2016-02, Leases (Topic 842): “Leases” will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public entities. Accordingly, FNCB will adopt this guidance on January 1, 2019, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Specifically, the amendments in this ASU will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, FNCB will adopt this guidance on January 1, 2020. FNCB has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group has begun the process of planning and preparing for the transition to the new guidance including, but not limited to: (1) becoming familiar with ASU 2016-13; (2) determining a course of action appropriate to FNCB’s nature, scope and risk of its lending and investing activities; (3) reviewing the existing allowance and credit risk management practices to identify processes that may be leveraged when applying the new guidance; (4) identifying data needs and changes that may be necessary to its core operating system to implement the new accounting guidance; and (5) evaluating the effect this guidance may have on FNCB’s operating results and/or financial position, including assessing any potential impact on its capital.

ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments,” provides guidance on eight specific cash flow issues in order to reduce current and potential future diversity in reporting. The specific cash flow items addressed include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 is effective for all entities that are required to present a statement of cash flows under Topic 320, and early adoption is permitted. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of FNCB.

Note 3. RESTRICTED CASH BALANCES

FNCB is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation periods which included December 31, 2016 and 2015 were $1.5 million and $1.0 million, respectively. FNCB satisfied the required reserve balances through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

In addition, FNCB maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2016 and 2015, the amount of these balances was $133 thousand and $173 thousand, respectively.

Note 4. SECURITIES

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of the FNCB’s securities at December 31, 2016 and 2015:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$12,152	$36	$-	$12,188
Obligations of state and political subdivisions	119,919	257	2,303	117,873
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	17,969	155	40	18,084
Collateralized mortgage obligations - commercial	100,064	154	868	99,350
Mortgage-backed securities	20,593	159	176	20,576
Corporate debt securities	500	-	47	453
Negotiable certificates of deposit	3,172	44	-	3,216
Equity securities	1,010	-	74	936
Total available-for-sale securities	$275,379	$805	$3,508	$272,676

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$43,787	$256	$-	$44,043
Obligations of state and political subdivisions	75,401	428	422	75,407
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	22,162	116	9	22,269
Collateralized mortgage obligations - commercial	89,900	124	601	89,423
Mortgage-backed securities	18,201	58	161	18,098
Corporate debt securities	500	-	77	423
Negotiable certificates of deposit	3,173	-	11	3,162
Equity securities	1,010	-	62	948
Total available-for-sale securities	$254,134	$982	$1,343	$253,773

Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2016 or 2015.

The following table shows the amortized cost and approximate fair value of FNCB’s available-for-sale debt securities at December 31, 2016 using contractual maturities. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations and residential mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2016
	Available-for-Sale
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$248	$249
One year through five years	29,647	29,649
After five years through ten years	100,177	98,217
After ten years	5,671	5,615
Collateralized mortgage obligations	118,033	117,434
Mortgage-backed securities	20,593	20,576
Total	$274,369	$271,740

The following table presents the gross proceeds received and gross realized gains and losses on sales of available-for-sale and held-to-maturity securities for each of the three years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Available-for-sale:
Gross proceeds received	$32,588	$88,658	$111,243
Gross realized gains	960	2,325	6,272
Gross realized losses	-	(29)	-

Held-to-maturity:
Gross proceeds received	$-	$-	$2,686
Gross realized gains	-	-	368
Gross realized losses	-	-	-

FNCB sold its entire held-to-maturity portfolio consisting of four obligations of state and political subdivisions with an aggregate amortized cost of $2.3 million during the year ended December 31, 2014. The four securities were tax-exempt, zero-coupon bonds of California municipalities. These securities were sold as part of management’s strategy to reduce the amount of potential credit and concentration risk in the investment portfolio, and as part of tax planning strategies aimed at reducing tax-exempt interest income. Since the held-to-maturity securities were sold for reasons other than those permitted under GAAP, FNCB did not classify any securities as held-to-maturity in 2015 and 2016.

The following tables present the number of, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	December 31, 2016
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	82	88,479	2,303	-	-	-	82	88,479	2,303
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	4,514	40	1	175	-	3	4,689	40
Collateralized mortgage obligations - commercial	17	70,146	868	-	-	-	17	70,146	868
Mortgage-backed securities	5	6,495	176	-	-	-	5	6,495	176
Corporate debt securities	-	-	-	1	453	47	1	453	47
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity Securities	-	-	-	1	926	74	1	926	74
Total	106	$169,634	$3,387	3	$1,554	$121	109	$171,188	$3,508

	December 31, 2015
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	31	33,022	419	1	264	3	32	33,286	422
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	5,738	9	-	-	-	4	5,738	9
Collateralized mortgage obligations - commercial	16	67,969	601	-	-	-	16	67,969	601
Mortgage-backed securities	7	16,779	161	-	-	-	7	16,779	161
Corporate debt securities	-	-	-	1	423	77	1	423	77
Negotiable certificates of deposit	12	2,913	11	-	-	-	12	2,913	11
Equity Securities	-	-	-	1	938	62	1	938	62
Total	70	$126,421	$1,201	3	$1,625	$142	73	$128,046	$1,343

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

There were 109 securities in an unrealized loss position at December 31, 2016, including 25 securities issued by a U.S. government or government-sponsored agency, 82 obligations of state and political subdivisions, one corporate bond and one equity security. Management performed a review of the fair values of all securities in an unrealized loss position as of December 31, 2016 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2016. FNCB does not intend to sell the securities nor is it more likely than not that it will be required to sell the securities prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at December 31, 2016.

Investments in FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia (“FRB”) stock have limited marketability and are carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $3.3 million and $6.3 million at December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Bank canceled its membership with the FRB, and as a result, the entire balance of FRB stock totaling $1.3 million was redeemed. FRB stock of $1.3 million is included in other assets in the consolidated statements of financial condition at December 31, 2015. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at December 31, 2016 and 2015.

Note 5. LOANS

The following table summarizes loans receivable, net, by category at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Residential real estate	$144,260	$130,696
Commercial real estate	243,830	245,198
Construction, land acquisition and development	18,357	30,843
Commercial and industrial	153,758	149,826
Consumer	127,844	128,533
State and political subdivisions	43,709	46,056
Total loans, gross	731,758	731,152
Unearned income	(48)	(98)
Net deferred loan costs	2,569	2,662
Allowance for loan and lease losses	(8,419)	(8,790)
Loans, net	$725,860	$724,926

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 11, “Related Party Transactions” to these consolidated financial statements.

For information about credit concentrations within FNCB’s loan portfolio, refer to Note 12, “Commitments, Contingencies and Concentrations” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the years ended December 31, 2016, 2015 and 2014, FNCB sold $9.5 million, $7.9 million and $8.3 million of one- to four-family mortgages, respectively. Net gains on the sale of residential mortgage loans for the years ended December 31, 2016, 2015 and 2014 were $340 thousand, $292 thousand and $292 thousand, respectively. FNCB retains servicing rights on these mortgages. At December 31, 2016 and December 31, 2015, there were $596 thousand and $683 thousand in one- to four-family residential mortgage loans held for sale, respectively.

During the year ended December 31, 2016, FNCB sold the guaranteed principal balance of three loans that were guaranteed by the SBA totaling $1.3 million. A net gain of $51 thousand was realized upon the sale and included in non-interest income for the year ended December 31, 2016. FNCB retained the servicing rights on these loans. There were no sales of guaranteed loans during the years ended December 31, 2015 or 2014. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA guaranteed loans were $103.5 million and $110.7 million at December 31, 2016 and 2015, respectively.

FNCB sold all of its education loans, which are categorized as consumer loans, to a third party during the year ended December 31, 2014. The education loans had a recorded investment of $2.6 million at the time of sale. FNCB recognized a loss of $13 thousand upon the sale of these loans which is included in non-interest income for the year ended December 31, 2014. FNCB did not retain the servicing on these loans.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

FNCB provides for loan losses based on the consistent application of its documented ALLL methodology. Loan losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, FNCB will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below. Management regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

(1)

Specific allowances are established for impaired loans, which FNCB defines as all loan relationships with an aggregate outstanding balance greater than $100 thousand that are rated substandard and on nonaccrual status, rated doubtful or loss, and all TDRs. The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. If management determines that collection of the impairment amount is remote, a charge-off will be recorded for the impairment amount.

(2)

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. FNCB divides its portfolio into loan segments for loans exhibiting similar characteristics. Loans rated special mention or substandard and accruing, which are embedded in these loan segments, are then separated from these loan segments, as these loans are subject to an analysis that emphasizes the credit risk associated with these loans. An estimated loss rate is then applied to each loan segment, which are based on FNCB’s own historical loss experience for each respective loan segment. In addition, management evaluates and applies to each loan segment certain qualitative or environmental factors that are likely to cause estimated credit losses associated with FNCB’s existing portfolio to differ from historical experience, which are discussed below. For loans that have an internal credit rating of special mention or substandard, the qualitative and environmental factors are further adjusted for the increased risk.

As part of its evaluation, management considers qualitative and environmental factors, including, but not limited to:

●	changes in national, local, and business economic conditions and developments, including the condition of various market segments;
●	changes in the nature and volume of the loan portfolio;
●	changes in lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices and results;
●	changes in the experience, ability and depth of management and staff;
●	changes in the quality of the loan review system and the degree of oversight by the Board of Directors;
●	changes in the trend of the volume and severity of past due and classified loans, including trends in the volume of non-accrual loans, TDRs and other loan modifications;
●	the existence and effect of any concentrations of credit and changes in the level of such concentrations;
●	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio; and
●	analysis of customers’ credit quality, including knowledge of their operating environment and financial condition.

Management evaluates the credit quality of the loan portfolio on an ongoing basis, and performs a formal review of the adequacy of the ALLL on a quarterly basis. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the ALLL that is established, which could have a material negative effect on FNCB’s operating results or financial condition. While management uses the best information available to make its evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. Bank regulators, as an integral part of their examination of FNCB, also review the ALLL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.

Based on its evaluation of the ALLL, management had established an unallocated reserve of $74 thousand at December 31, 2015. As previously mentioned, as part of its evaluation, management applies loss rates to each loan segment. These loan rates are based on historical loss experience for the previous twelve consecutive quarters, which had resulted in an overall negative historical loss factor and consequently negative provisions for the commercial and industrial loan segment at December 31, 2015. Based on the risk characteristics inherent in this segment of the portfolio, management reversed the negative provision and established the unallocated reserve. As of December 31, 2016, the unallocated reserve had been reversed as the loss history for this segment is no longer negative.

The following tables present, by loan category, the activity in the ALLL and the allocation of the ALLL and related loan balance disaggregated based on impairment methodology at December 31, 2016, 2015 and 2014.

Allowance for Loan and Lease Losses by Loan Category
December 31, 2016
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:

Beginning balance, January 1, 2016	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790
Charge-offs	(153)	(398)	-	(1,107)	(960)	-	-	(2,618)
Recoveries	4	6	9	507	568	-	-	1,094
Provisions (credits)	(13)	343	(594)	1,131	355	5	(74)	1,153
Ending balance, December 31, 2016	$1,171	$3,297	$268	$1,736	$1,457	$490	$-	$8,419

Ending balance, December 31, 2016:
Specific reserve	$29	$254	$-	$18	$1	$-	$-	$302

Ending balance, December 31, 2016:
General reserve	$1,142	$3,043	$268	$1,718	$1,456	$490	$-	$8,117

Loans receivable:

Ending balance, December 31, 2016	$144,260	$243,830	$18,357	$153,758	$127,844	$43,709	$-	$731,758

Ending balance, December 31, 2016:
Individually evaluated for impairment	$1,929	$2,937	$350	$91	$297	$-	$-	$5,604

Ending balance, December 31, 2016:
Collectively evaluated for impairment	$142,331	$240,893	$18,007	$153,667	$127,547	$43,709	$-	$726,154

Allowance for Loan and Lease Losses by Loan Category
December 31, 2015
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:

Beginning balance, January 1, 2015	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520
Charge-offs	(139)	(912)	(688)	(180)	(716)	-	-	(2,635)
Recoveries	58	307	-	400	485	-	-	1,250
Provisions (credits)	(358)	(712)	876	(1,119)	52	(113)	29	(1,345)
Ending balance, December 31, 2015	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790

Ending balance, December 31, 2015:
Specific reserve	$92	$287	$1	$-	$1	$-	$-	$381

Ending balance, December 31, 2015:
General reserve	$1,241	$3,059	$852	$1,205	$1,493	$485	$74	$8,409

Loans receivable:

Ending balance, December 31, 2015	$130,696	$245,198	$30,843	$149,826	$128,533	$46,056	$-	$731,152

Ending balance, December 31, 2015:
Individually evaluated for impairment	$2,930	$3,831	$646	$203	$351	$-	$-	$7,961

Ending balance, December 31, 2015:
Collectively evaluated for impairment	$127,766	$241,367	$30,197	$149,623	$128,182	$46,056	$-	$723,191

Allowance for Loan and Lease Losses by Loan Category
December 31, 2014
	Real Estate
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:

Beginning balance, January 1, 2014	$2,287	$6,017	$924	$2,321	$1,789	$679	$-	$14,017
Charge-offs	(204)	-	(45)	(217)	(922)	-	-	(1,388)
Recoveries	90	362	3,538	262	508	-	-	4,760
Provisions (credits)	(401)	(1,716)	(3,752)	(262)	298	(81)	45	(5,869)
Ending balance, December 31, 2014	$1,772	$4,663	$665	$2,104	$1,673	$598	$45	$11,520

Ending balance, December 31, 2014:
Specific reserve	$51	$331	$1	$-	$1	$-	$-	$384

Ending balance, December 31, 2014:
General reserve	$1,721	$4,332	$664	$2,104	$1,672	$598	$45	$11,136

Loans receivable:

Ending balance, December 31, 2014	$122,832	$233,473	$18,835	$132,057	$122,092	$40,205	$-	$669,494

Ending balance, December 31, 2014:
Individually evaluated for impairment	$2,487	$6,660	$256	$32	$361	$-	$-	$9,796

Ending balance, December 31, 2014:
Collectively evaluated for impairment	$120,345	$226,813	$18,579	$132,025	$121,731	$40,205	$-	$659,698

Credit Quality Indicators – Commercial Loans

Management continuously monitors and evaluates the credit quality of FNCB’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of these loan receivables.

FNCB’s commercial loan classification and credit grading processes are part of the lending, underwriting, and credit administration functions to ensure an ongoing assessment of credit quality. FNCB maintains a formal, written loan classification and credit grading system that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the Board with periodic reports by risk category. The process also identifies groups of loans that warrant the special attention of management. Accurate and timely loan classification and credit grading is a critical component of loan portfolio management. Loan officers are required to review their loan portfolio risk ratings regularly for accuracy. In addition, the credit risk ratings play an important role in the loan review function, as well as the establishment and evaluation of the provision for loan and lease losses and the ALLL.

The loan review function uses the same risk rating system in the loan review process. Quarterly, FNCB engages an independent third party to assess the quality of the loan portfolio and evaluate the accuracy of ratings with the loan officer’s and management’s assessment.

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at December 31, 2016 and 2015:

Credit Quality Indicators
December 31, 2016
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$25,506	$394	$466	$-	$-	$26,366	$117,286	$608	$117,894	$144,260
Commercial real estate	233,523	4,911	5,396	-	-	243,830	-	-	-	243,830
Construction, land acquisition and development	14,101	346	448	-	-	14,895	3,462	-	3,462	18,357
Commercial and industrial	145,794	2,794	1,128	-	-	149,716	4,042	-	4,042	153,758
Consumer	2,699	-	37	-	-	2,736	124,935	173	125,108	127,844
State and political subdivisions	40,424	2,964	321	-	-	43,709	-	-	-	43,709
Total	$462,047	$11,409	$7,796	$-	$-	$481,252	$249,725	$781	$250,506	$731,758

Credit Quality Indicators
December 31, 2015
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$21,018	$449	$984	$-	$-	$22,451	$107,204	$1,041	$108,245	$130,696
Commercial real estate	225,850	11,356	7,992	-	-	245,198	-	-	-	245,198
Construction, land acquisition and development	23,946	358	5,137	-	-	29,441	1,402	-	1,402	30,843
Commercial and industrial	142,242	595	2,209	-	-	145,046	4,775	5	4,780	149,826
Consumer	2,747	9	39	-	-	2,795	125,392	346	125,738	128,533
State and political subdivisions	45,464	120	472	-	-	46,056	-	-	-	46,056
Total	$461,267	$12,887	$16,833	$-	$-	$490,987	$238,773	$1,392	$240,165	$731,152

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $2.2 million and $3.8 million at December 31, 2016 and 2015, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at December 31, 2016 and 2015.

The following tables present the delinquency status of past due and non-accrual loans at December 31, 2016 and 2015:

	December 31, 2016
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$143,142	$229	$107	$-	$143,478
Commercial real estate	241,477	830	553	-	242,860
Construction, land acquisition and development	17,766	346	-	-	18,112
Total real estate	402,385	1,405	660	-	404,450

Commercial and industrial	153,378	307	9	-	153,694

Consumer	126,341	1,030	300	-	127,671

State and political subdivisions	43,709	-	-	-	43,709
Total performing (accruing) loans	725,813	2,742	969	-	729,524

Non-accrual loans:
Real estate:
Residential real estate	176	202	17	387	782
Commercial real estate	201	23	-	746	970
Construction, land acquisition and development	-	245	-	-	245
Total real estate	377	470	17	1,133	1,997

Commercial and industrial	-	-	-	64	64

Consumer	56	25	2	90	173

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	433	495	19	1,287	2,234

Total loans receivable	$726,246	$3,237	$988	$1,287	$731,758

	December 31, 2015
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$129,206	$51	$225	$-	$129,482
Commercial real estate	243,168	53	286	-	243,507
Construction, land acquisition and development	30,475	26	-	-	30,501
Total real estate	402,849	130	511	-	403,490

Commercial and industrial	149,329	236	66	-	149,631

Consumer	126,760	994	433	-	128,187

State and political subdivisions	46,056	-	-	-	46,056
Total peforming (accruing) loans	724,994	1,360	1,010	-	727,364

Non-accrual loans:
Real estate:
Residential real estate	923	99	44	148	1,214
Commercial real estate	1,576	-	115	-	1,691
Construction, land acquisition and development	342	-	-	-	342
Total real estate	2,841	99	159	148	3,247

Commercial and industrial	98	-	-	97	195

Consumer	69	21	3	253	346

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	3,008	120	162	498	3,788

Total loans receivable	$728,002	$1,480	$1,172	$498	$731,152

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2016 and 2015. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.8 million at both December 31, 2016 and 2015.

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$386	$477	$-
Commercial real estate	1,066	1,143	-
Construction, land acquisition and development	350	766	-
Total real estate	1,802	2,386	-

Commercial and industrial	73	105	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,875	2,491	-

With a related allowance recorded:
Real estate:
Residential real estate	1,543	1,543	29
Commercial real estate	1,871	1,871	254
Construction, land acquisition and development	-	-	-
Total real estate	3,414	3,414	283

Commercial and industrial	18	18	18

Consumer	297	297	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	3,729	3,729	302

Total of impaired loans
Real estate:
Residential real estate	1,929	2,020	29
Commercial real estate	2,937	3,014	254
Construction, land acquisition and development	350	766	-
Total real estate	5,216	5,800	283

Commercial and industrial	91	123	18

Consumer	297	297	1

State and political subdivisions	-	-	-
Total impaired loans	$5,604	$6,220	$302

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$1,042	$1,138	$-
Commercial real estate	1,850	2,868	-
Construction, land acquisition and development	470	844	-
Total real estate	3,362	4,850	-

Commercial and industrial	124	156	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,486	5,006	-

With a related allowance recorded:
Real estate:
Residential real estate	1,888	1,888	92
Commercial real estate	1,981	1,981	287
Construction, land acquisition and development	176	176	1
Total real estate	4,045	4,045	380

Commercial and industrial	79	79	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,475	4,475	381

Total of impaired loans
Real estate:
Residential real estate	2,930	3,026	92
Commercial real estate	3,831	4,849	287
Construction, land acquisition and development	646	1,020	1
Total real estate	7,407	8,895	380

Commercial and industrial	203	235	-

Consumer	351	351	1

State and political subdivisions	-	-	-
Total impaired loans	$7,961	$9,481	$381

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100,000 and TDRs, amounted to $5.6 million and $8.0 million at December 31, 2016 and 2015, respectively. The related allowance on impaired loans was $0.3 million and $0.4 million at December 31, 2016 and 2015, respectively.

The following table presents the average balance and the interest income recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$2,428	$91	$3,157	$121	$2,226	$91
Commercial real estate	3,489	92	6,830	106	6,616	118
Construction, land acquisition and development	428	7	570	18	284	15
Total real estate	6,345	190	10,557	245	9,126	224

Commercial and industrial	283	2	174	2	76	-

Consumer	300	10	356	11	343	11

State and political subdivisions	-	-	-	-	-	-

Total impaired loans	$6,928	$202	$11,087	$258	$9,545	$235

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $0.2 million for the year ended December 31, 2016, and $0.4 million for each of the years ended December 31, 2015 and 2014.

Troubled Debt Restructured Loans

TDRs at December 31, 2016 and 2015 were $4.3 million and $5.8 million, respectively. Accruing and non-accruing TDRs were $4.2 million and $0.1 million, respectively at December 31, 2016 and $5.0 million and $0.8 million, respectively at December 31, 2015. Approximately $261 thousand and $295 thousand in specific reserves have been established for TDRs as of December 31, 2016 and 2015, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at December 31, 2016 and 2015.

The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post-modification recorded investment in loans modified as TDRs during the years ended December 31, 2016 and 2015:

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	2	$254	$258	5	$810	$827
Commercial real estate	-	-	-	1	1,654	742
Construction, land acquisition and development	-	-	-	1	96	96
Commercial and industrial	2	52	52	1	79	79
Consumer	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	4	$306	$310	8	$2,639	$1,744

The following table presents the type of modifications made during the years ended December 31, 2016 and 2015:

	For the Year Ended December 31, 2016
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Principal Forbearance	Total Modifications
Type of modification:
Residential real estate	$159	$95	$-	$254
Commercial real estate	-	-	-	-
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	52	-	-	52
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total modifications	$211	$95	$-	$306

	For the Year Ended December 31, 2015
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Principal Forbearance	Total Modifications
Type of modification:
Residential real estate	$710	$100	$-	$810
Commercial real estate	-	-	1,654	1,654
Construction, land acquisition and development	96	-	-	96
Commercial and industrial	-	-	79	79
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total modifications	$806	$100	$1,733	$2,639

The TDRs described above increased the allowance for loan losses by $1 thousand and $2 thousand through allocation of a specific reserve for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2015, there was one commercial real estate loan that was modified with a recorded investment prior to modification of $1.7 million. Pursuant to the modification, management conducted an analysis and determined that there was impairment on the loan. Accordingly, FNCB recorded a $912 thousand partial charge-off related to this loan. Charge-offs that resulted from the TDRs during the year ended December 31, 2015 totaled $912 thousand. There were no charge-offs that resulted from the TDRs during the year ended December 31, 2016.

The following table presents the number and recorded investment of TDRs that were modified within the previous 12 months which have defaulted (defined as past due 90 days or more) during the year ended December 31, 2016:

	For the Year Ended December 31, 2016
(in thousands)	Number of Contracts	Recorded Investment
Type of modification:
Residential real estate	3	$107
Commercial real estate	1	680
Construction, land acquisition and development	-	-
Commercial and industrial	-	-
Consumer	-	-
State and political subdivisions	-	-
Total modifications	4	$787

For impairment determination purposes, the three residential real estate TDRs that defaulted during the year ended December 31, 2016 were considered collateral-dependent loans. One of the three TDRs suffered a decline in collateral value, which resulted in a charge against the ALLL of $37 thousand during the year ended December 31, 2016. The one commercial real estate loan with a recorded investment of $680 thousand that defaulted during the year ended December 31, 2016, was foreclosed upon and transferred to OREO during the third quarter of 2016.

There were no TDRs that were modified during the previous twelve months for which there was a payment default during the years ended December 31, 2015 and 2014. There was one commercial real estate TDR with a recorded investment of $3.5 million that defaulted during the year ended December 31, 2015, however, the default did not occur within 12 months of the original modification. This loan was subsequently foreclosed upon and transferred to OREO during the fourth quarter of 2015.

Residential Real Estate Loan Foreclosures

There were five and three consumer mortgage loans secured by residential real estate properties in the process of foreclosure at December 31, 2016 and 2015, respectively. The consumer mortgage loans had aggregate recorded investments of $92 thousand at December 31, 2016 and $340 thousand at December 31, 2015. There was one residential real estate property with a carrying value of $237 thousand that was foreclosed upon during the year ended December 31, 2016. There were two residential real estate properties with an aggregate carrying value of $41 thousand included in OREO at both December 31, 2016 and 2015.

Note 6. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Land	$2,757	$2,731
Buildings and improvements	7,676	7,406
Furniture, fixtures and equipment	12,299	12,674
Leasehold improvements	5,184	5,007
Total	27,916	27,818
Accumulated depreciation	(17,132)	(16,625)
Net	$10,784	$11,193

Depreciation and amortization expense of premises and equipment amounted to $1.3 million, $1.2 million, and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On January 24, 2014, FNCB sold the premises and certain equipment of its Marshalls Creek, Monroe County branch as part of the Branch Purchase Agreement with ESSA Bank and Trust. The property sold had a net book value of $2.3 million, and FNCB realized a gain on the sale of the property of $181 thousand, which is included in the $607 thousand gain on branch divestitures in non-interest income for the year ended December 31, 2014.

Note 7. DEPOSITS

The following table summarizes deposits at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Demand (non-interest bearing)	$173,702	$154,531
Interest-bearing:
Interest-bearing demand	551,114	364,303
Savings	103,241	92,890
Time ($250,000 and over)	35,917	30,290
Other time	151,165	179,532
Total interest-bearing	841,437	667,015
Total deposits	$1,015,139	$821,546

The aggregate amount of deposits reclassified as loans was $80 thousand at December 31, 2016 and $69 thousand at December 31, 2015. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2016 and 2015, no deposits were received on terms other than those available in the normal course of business.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2016:

	Time Deposits
	$250,000	Other
(in thousands)	and Over	Time Deposits	Total
2017	$25,137	$99,187	$124,324
2018	7,015	30,559	37,574
2019	3,111	6,856	9,967
2020	254	8,068	8,322
2021	400	6,445	6,845
2022 and thereafter	-	50	50
Total	$35,917	$151,165	$187,082

Investment securities with a carrying value of $271.3 million and $252.4 million at December 31, 2016 and 2015, respectively, were pledged to collateralize certain municipal deposits. In addition, FNCB had outstanding letters of credit with the FHLB to secure municipal deposits of $75.0 million at December 31, 2016. There were no outstanding letters of credit with the FHLB to secure municipal deposits at December 31, 2015.

Note 8. BORROWED FUNDS

The following table summarizes the components of borrowed funds at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Federal Home Loan Bank of Pittsburgh advances - overnight	$-	$60,500
Federal Home Loan Bank of Pittsburgh advances - term	58,537	75,302
Subordinated debentures	10,000	14,000
Junior subordinated debentures	10,310	10,310
Total	$78,847	$160,112

Short-term borrowings available to FNCB include overnight FHLB of Pittsburgh advances, federal funds purchased and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings. FNCB’s maximum borrowing capacity under federal funds lines of credit and the Federal Reserve Discount Window was $20.0 million and $14.4 million, respectively at December 31, 2016. Federal funds lines of credit are unsecured, while any borrowings through the Federal Reserve Discount Window are fully collateralized by certain pledged loans in the amount of $25.9 million at December 31, 2016.

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to its maximum borrowing capacity, which is based on a percentage of qualifying loans pledged under a blanket pledge agreement. Loans of $427.8 million and $377.5 million, at December 31, 2016 and 2015, respectively, were pledged to collateralize borrowings under this agreement. FNCB’s maximum borrowing capacity was $298.1 million at December 31, 2016, of which $58.5 million in fixed-rate advances having original maturities between nine months and fifteen years, as well as $75.0 million in letters of credit to secure municipal deposits, were outstanding. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of advances and letters of credit outstanding.

The maximum amount of borrowings outstanding at any month end during the years ended December 31, 2016 and 2015 was $145.1 million and $160.1 million, respectively.

On December 14, 2006, the Issuing Trust issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. FNCB owns 100.0% of the ownership interest in the Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by FNCB. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the Debentures was 2.35% in 2016, 1.99% in 2015, and 1.93% in 2014. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of FNCB. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. FNCB had the option to prepay the Trust Securities beginning December 15, 2011. FNCB has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. FNCB has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in borrowed funds in the consolidated statements of financial condition at December 31, 2016 and 2015 under the caption “Junior Subordinated Debentures”. FNCB records interest expense on the Debentures in its consolidated statements of income. FNCB also records its common stock investment issued by First National Community Statutory Trust I in other assets in its consolidated statements of financial condition at December 31, 2016 and 2015.

FNCB was released from a Written Agreement with the Federal Reserve Bank on September 2, 2015. While FNCB was under the Written Agreement, principal and interest payments on the Debentures required written non-objection from the Reserve Bank. Pursuant to the Written Agreement, FNCB had been deferring the quarterly interest payments on the Debentures beginning September 14, 2010 and ending on December 15, 2014. During 2014, FNCB requested and received non-objection from the Reserve Bank to make a distribution on the Debentures to cure the interest deferral on December 15, 2014, at which time FNCB paid all deferred and currently payable accrued interest totaling $884 thousand. Since that date, FNCB has continued to make regularly scheduled quarterly interest payments due on the Debentures. At December 31, 2016 and 2015, accrued and unpaid interest associated with the Debentures amounted to $13 thousand and $11 thousand, respectively.

On September 1, 2009, FNCB offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the “Notes”). Prior to July 1, 2015, the Notes had a fixed interest rate of 9% per annum. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to the right of FNCB to defer such payment. On June 30, 2015, pursuant to approval from all of the Noteholders and the Reserve Bank, FNCB amended the original terms of the Notes to reduce the interest rate payable from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. Pursuant to the approved amendment, on June 30, 2015, FNCB repaid 44% of the original principal amount, or $11.0 million, of the Notes outstanding to the holders on June 30, 2015, with the remaining $14.0 million in principal to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amounts, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes. On October 28, 2016, the Board of Directors of FNCB approved the acceleration of a $4.0 million partial repayment of principal on the Notes. The $4.0 million principal repayment, which was due and payable on September 1, 2017, was paid to Noteholders on December 1, 2016. The principal balance outstanding for these Notes was $10.0 million at December 31, 2016 and $14.0 million at December 31, 2015.

While FNCB was under the Written Agreement, principal and interest payments on the Notes required written non-objection from the Reserve Bank. Pursuant to the Written Agreement, FNCB had been deferring the quarterly interest payments on the Notes beginning December 1, 2010 and ending on June 1, 2015. Beginning with the September 1, 2015 payment, FNCB resumed the regularly scheduled quarterly interest payments and since that date has continued to make the scheduled interest payments going forward. Additionally, on January 27, 2016, the Board of Directors authorized payment on March 1, 2016 of all interest that FNCB had previously been deferring on the Notes. The aggregate payment, totaling $11.0 million, included all deferred interest and interest due and payable on March 1, 2016. Since that date, FNCB has continued to make regularly scheduled quarterly interest payments due on the Notes. The accrued and unpaid interest associated with the Notes amounted to $39 thousand and $10.9 million at December 31, 2016 and 2015, respectively.

The following table presents borrowed funds and the weighted-average interest rate by maturity date at December 31, 2016:

	December 31, 2016
(in thousands)	Amount	Weighted Average Interest Rate
Within one year	$47,553	0.68%
After one year but within two years	10,000	2.77%
After two years but within three years	10,984	3.26%
After three years but within four years	-	-
After four years but within five years	-	-
After five years	10,310	2.39%
Total	$78,847	1.53%

Note 9. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which includes the provision under section 401(k) of the Internal Revenue Code (“401(k)”) and covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded. The 401(k) feature of the plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. FNCB may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Discretionary matching contributions are determined each year by management and approved by the Board of Directors. There were no discretionary annual contributions made to the profit sharing plan in 2016, 2015 and 2014. Discretionary matching contributions under the 401(k) feature of the plan totaled $168 thousand, $149 thousand, and $134 thousand in 2016, 2015 and 2014, respectively.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying consolidated statements of financial condition, aggregated $3.1 million at both December 31, 2016 and 2015.

On October 1, 2015, the Bank executed a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future and are included in other liabilities in the accompanying consolidated statements of financial condition. Participants in the SERP shall have the status of general unsecured creditors of the Bank. SERP contributions totaled $147 thousand in 2016 and $130 thousand in 2015. The total liability associated with the SERP was $277 thousand at December 31, 2016 and $130 thousand at December 31, 2015.

Note 10. INCOME TAXES

The following table summarizes the current and deferred amounts of the provision for income tax expense (benefit) and the change in valuation allowance for each of the three years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Current	$134	$(75)	$326
Deferred	1,968	2,297	3,799
Change in valuation allowance	(355)	(29,981)	(3,799)
Income tax expense (benefit)	$1,747	$(27,759)	$326

The following table presents a reconciliation between the effective income tax expense (benefit) and the income tax expense that would have been provided at the federal statutory tax rate of 34.0% for each of the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Provision at statutory tax rates	$2,739	$2,748	$4,674
Add (deduct):
Tax effects of non-taxable income	(481)	(483)	(1,087)
Non-deductible interest expense	9	11	21
Bank-owned life insurance	(187)	(192)	(221)
Change in valuation allowance	(355)	(29,981)	(3,799)
Regulatory penalties	-	-	570
Other items, net	22	138	168
Income tax expense (benefit)	$1,747	$(27,759)	$326

The following table summarizes the components of the net deferred tax asset included in other assets at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Allowance for loan and lease losses	$2,961	$3,105
Deferred compensation	1,242	1,171
Unrealized holding losses on securities available-for-sale	919	123
Other real estate owned valuation	233	265
Deferred intangible assets	997	1,189
Employee benefits	272	258
Accrued interest	-	199
AMT tax credits	2,600	2,466
Charitable contribution carryover	235	355
Accrued rent expense	157	217
Accrued vacation	55	83
Accrued legal settlement costs	941	923
Deferred income	81	96
Net operating loss carryover	17,123	18,910
Gross deferred tax assets	27,816	29,360

Deferred loan origination costs	(551)	(1,074)
Accrued interest	(193)	-
Prepaid expenses	(74)	(73)
Depreciation	(8)	(51)
Gross deferred tax liabilities	(826)	(1,198)
Net deferred asset before valuation allowance	26,990	28,162
Valuation allowance	-	(355)
Net deferred tax assets	$26,990	$27,807

As of December 31, 2016, FNCB had $50.4 million of net operating loss carryovers resulting in deferred tax assets of $17.1 million. Beginning in 2030, these net operating loss carryovers will expire if not utilized. As of December 31, 2016, FNCB also had $690 thousand of charitable contribution carryovers resulting in gross deferred tax assets of $235 thousand. These charitable contribution carryovers will begin to expire after December 31, 2017 if not utilized. In addition, FNCB had alternative minimum tax (“AMT”) credit carryovers of $2.6 million as of December 31, 2016 that have an indefinite life. As of December 31, 2015, FNCB had carryovers for NOLs, charitable contributions and AMT credits of $55.6 million, $1.0 million and $2.5 million, respectively.

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

In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighs both positive and negative evidence currently available. Based on the analysis of all available positive and negative evidence, management determined that negative evidence existed at December 31, 2014 that outweighed any positive evidence that existed at that time. Accordingly, management had established a valuation allowance equal to 100.0% of net deferred tax assets, excluding deferred tax assets or liabilities related to unrealized holding gains and losses on available-for-sale securities.

Management performed an evaluation of FNCB’s deferred tax assets at December 31, 2015 and determined that based on its consistent methodology the negative evidence that was present at December 31, 2014 no longer existed. FNCB’s core earnings had normalized and it was now in a cumulative three-year income position, which management deemed to be positive evidence. In addition, management believed that FNCB’s projected future earnings were sufficient to be able to utilize its available net operating loss (NOL) carryforwards prior to their expiration.

This analysis supported the reversal of the valuation allowance established for deferred tax assets at December 31, 2015 except for the valuation allowance established for charitable contribution carryforwards. At December 31, 2015, FNCB had $1.0 million in contribution carryforwards available. Unlike the expiration period for net operating loss carryforwards (generally 20 years) and AMT credit carryovers (indefinite), the expiration of an excess charitable contribution carryover occurs after the 5th succeeding tax year for which a charitable contribution is made. Management did not believe that enough positive evidence existed to support the utilization of charitable contribution carryforwards in entirety before expiration at December 31, 2015. Accordingly, management believed a valuation allowance in the amount of $355 thousand was appropriate strictly in the case of the excess charitable contribution carryover deferred tax asset at December 31, 2015.

At December 31, 2016, management performed an evaluation of FNCB’s deferred tax assets taking into consideration both positive and negative evidence that existed as of that date. In addition, management assessed the continued need for a valuation allowance related to its contribution carryovers. Management anticipates that, based on its current tax provision, FNCB will have generated enough taxable income in 2016 to utilize $353 thousand of the $1.0 million in available charitable contribution carryforwards. At December 31, 2016, management believes that FNCB will be able to generate future taxable income sufficient to utilize its deferred tax assets including the remaining contribution carryforwards in full prior to their expiration in 2020. In addition, management believes that future taxable income will be sufficient to utilize deferred tax assets. FNCB’s core earnings in 2016 were strong and its projected future core earnings will continue to support the recognition of the deferred tax assets based on future growth projections. Accordingly, management concluded that no valuation allowance was required at December 31, 2016.

Note 11. RELATED PARTY TRANSACTIONS

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with its directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of participations sold, as well as repayments during the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
(in thousands)	2016	2015
Balance January 1,	$52,652	$36,783
Additions, new loans and advances	24,917	65,411
Repayments	(35,513)	(48,852)
Other (1)	(49)	(690)
Balance December 31,	$42,007	$52,652

(1) Other represents loans to related parties that ceased being related parties during the year

There was one loan relationship aggregating $381 thousand to a business partially owned by a director that was classified as “Special Mention” at December 31, 2016. To date, FNCB has received all contractual principal and interest payments in a timely manner and each of the individual loans in this relationship were current as of December 31, 2016. Management has classified the loan relationship as special mention strictly because FNCB has not received current financial information from a non-related party to the loan agreements. Except for this loan relationship, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans.

Previously included in related party loans was a commercial line of credit with a company owned by a director that was paid off during the year ended December 31, 2016. The aggregate balance outstanding for this loan was $11.0 million at December 31, 2015. FNCB had sold a participation interest in this line to the same director in the amount of $5.2 million, of which $4.4 million was outstanding at December 31, 2015. FNCB had received a 25 basis point servicing fee from this director on the participation balance.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2016 and 2015 amounted to $119.3 million and $106.1 million, respectively. Interest paid on the deposits amounted to $196 thousand, $276 thousand, and $97 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $2.6 million, $2.1 million, and $2.7 million in 2016, 2015, and 2014, respectively.

The Notes held by directors and/or their related parties totaled $6.2 million at December 31, 2016 and $8.6 million at December 31, 2015. On June 12, 2015, FNCB solicited consent from all existing Noteholders to amend the Notes by reducing the interest rate payable on the Notes from 9.00% to 4.50% effective July 1, 2015, and prepaying 44% of the principal amount outstanding on June 30, 2015. A group of Noteholders holding $14.0 million of the principal balance outstanding on the Notes at June 12, 2015, comprised of both related parties or their interests and non-related parties, offered to purchase the Notes of any Noteholder who did not wish to consent to the amendments. There were seven, non-related party Noteholders, who elected to have their Notes purchased by the group, for a total principal balance of $10.0 million. Of the $10.0 million, $6.4 million was purchased by related parties or their interests. On June 30, 2015, FNCB made an $11.0 million principal reduction on the Notes. Total principal payments on Notes held by directors and/or their related parties totaled $6.8 million, of which $6.4 million was used to purchase the Notes referenced above. On December 1, 2016, FNCB accelerated a $4.0 million principal repayment, which was due and payable on September 1, 2017, of which $2.5 million was paid to directors and/or their related interests.

The following table summarizes the activity related to FNCB’s subordinated debt for the years ended December 31, 2016 and 2015:

	For the Year Ended			For the Year Ended
	December 31, 2016			December 31, 2015
(in thousands)	Related Party Subordinated Noteholders	Other Subordinated Noteholders	Total Subordinated Notes Outstanding	Related Party Subordinated Noteholders	Other Subordinated Noteholders	Total Subordinated Notes Outstanding
Balance, beginning of period	$8,640	$5,360	$14,000	$9,000	$16,000	$25,000
Assignments	-	-	-	6,429	(6,429)	-
Principal reductions	(2,469)	(1,531)	(4,000)	(6,789)	(4,211)	(11,000)
Balance, end of period	$6,171	$3,829	$10,000	$8,640	$5,360	$14,000

On March 1, 2016, FNCB paid all previously deferred and accrued interest on the Notes for the period September 1, 2010 through May 31, 2015, which totaled $10.8 million. Included in the total paid was $3.9 million which was paid to FNCB’s directors and/or their related parties. Regular quarterly interest payments on the Notes paid by FNCB to its directors and/or their related parties totaled $395 thousand in 2016 and $233 thousand in 2015. Interest expense recorded on the Notes for directors and/or their related parties amounted to $386 thousand and $606 thousand for the years ended December 31, 2016 and 2015, respectively. Interest accrued and unpaid on the Notes to directors and/or their related parties totaled $24 thousand at December 31, 2016 and $3.9 million at December 31, 2015.

Note 12. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

At December 31, 2016, FNCB was obligated under certain non-cancelable leases with initial or remaining terms of one year or more. Minimum future obligations under non-cancelable leases in effect at December 31, 2016 are as follows:

	Minimum Future Lease Payments
	December 31, 2016
(in thousands)	Facilities	Equipment	Total
2017	$519	$41	$560
2018	220	28	248
2019	136	27	163
2020	111	5	116
2021	89	-	89
2022 and thereafter	206	-	206
Total	$1,281	$101	$1,382

Total rental expense under leases amounted to $456 thousand, $795 thousand and $660 thousand in 2016, 2015 and 2014, respectively.

Financial Instruments with off-balance sheet commitments

FNCB is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet. FNCB’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Financial instruments whose contract amounts represent credit risk at December 31, 2016 and 2015 are as follows:

	December 31,
(in thousands)	2016	2015
Commitments to extend credit	$150,111	$170,465
Standby letters of credit	21,220	22,092

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $249 thousand and $300 thousand at December 31, 2016 and 2015, respectively, which were included in other liabilities on the consolidated balance sheets.

Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.

Letters of credit and financial guarantees are agreements whereby FNCB guarantees the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation of the creditworthiness of each customer. The credit exposure assumed in issuing letters of credit is essentially equal to that in other lending activities.

Federal Home Loan Bank — Mortgage Partnership Finance Program

Under a secondary market loan servicing program with the FHLB, FNCB, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2016, FNCB serviced payments on $7.6 million of first lien residential loan principal under these terms for the FHLB. At December 31, 2016, the maximum obligation for such guarantees by FNCB would be approximately $325 thousand if total foreclosure losses on the entire pool of loans exceed approximately $60 thousand. There was no reserve established for this guarantee at December 31, 2016 and 2015.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. There were no due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2016 or December 31, 2015.

Loan Concentrations: FNCB attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $262.2 million, or 35.8% of gross loans at December 31, 2016. Geographic concentrations exist because FNCB provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. FNCB had loans and loan commitments secured by real estate outside of its primary market area of $25.7 million, or 3.5%, of gross loans at December 31, 2016.

FNCB considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentrations within FNCB’s loan portfolio by industry at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
		% of		% of
(in thousands)	Amount	Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$38,573	5.27%	$35,292	4.83%
Automobile dealers	31,989	4.37%	34,594	4.73%
1-4 family residential investment properties	24,413	3.34%	18,957	2.59%

Litigation

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. The parties to the Shareholder Derivative Suit commenced settlement discussions and on December 18, 2013, the Court entered an Order Granting Preliminary Approval of Proposed Settlement subject to notice to shareholders. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, there was no admission of liability by the Individual Defendants. Pursuant to the Settlement, the Individual Defendants, without admitting any fault, wrongdoing or liability, agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of December 31, 2016, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. The discovery stage is completed and the parties have exchanged expert reports. As of the date of this report, the litigation is in the dispositive motion stage. At this time FNCB cannot reasonably determine the outcome or potential range of loss, if any, in connection with this matter.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all others similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and deny any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand ($750,000)(an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court Approval. The Settlement Agreement remains subject to approval by the Court after notice to the class members and a final settlement hearing. The hearing on the terms of the proposed Settlement Agreement will be to determine whether 1) the terms and conditions of the settlement provided for in the Settlement Agreement are fair, reasonable and adequate and in the best interests of the class members; 2) the judgment dismissing the claims of the class members, as provided for in the Settlement Agreement, shall be entered, and 3) the request of the representative Plaintiffs for the Incentive Award and the Plaintiffs’ counsel for an award for attorney’s fees and reimbursement of expenses shall be granted. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

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

Note 13. STOCK COMPENSATION PLANS/SUBSEQUENT EVENT

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), where stock options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants will be made under the Stock Incentive Plan. There was no compensation expense related to options under the Stock Incentive Plan required to be recorded in each of the years ended December 31, 2016, 2015, and 2014.

The following table summarizes the status of FNCB’s Stock Incentive Plan:

	For the Years Ended December 31,
	2016		2015		2014

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Stock options outstanding at the beginning of the year	50,746	$15.20	64,479	$15.87	82,598	$15.98
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(13,046)	21.14	(13,733)	18.33	(18,119)	16.37
Stock options outstanding at the end of the year	37,700	$13.15	50,746	$15.20	64,479	$15.87
Options exercisable at year end	37,700	$13.15	50,746	$15.20	64,479	$15.87
Weighted average fair value of options granted during the year		$-		$-		$-
Stock-based compensation expense		$-		$-		$-

At December 31, 2016, 2015 and 2014 the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at December 31, 2016:

			Options Outstanding			Options Excercisable
Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price			Outstanding	Life	Price	Exercisable	Price
$10.81	-	$16.90	37,700	1.57	$13.15	37,700	$13.15

On October 29, 2014, the Board of Directors adopted a 2014 Employee Stock Grant Plan (the “2014 Stock Grant Plan”) under which shares of common stock not to exceed 13,500 were authorized to be granted to employees. On December 1, 2014, FNCB granted 50 shares of its common stock to each active full and part time employee. There were 12,850 shares granted under the 2014 Stock Grant Plan at a fair value of $6.02 per share.

On November 25, 2015, the Board of Directors adopted a 2015 Employee Stock Grant Plan (the “2015 Stock Grant Plan”) under which shares of common stock not to exceed 13,550 were authorized to be granted to employees. On November 25, 2015, FNCB granted 50 shares of its common stock to each active full and part time employee. There were 13,300 shares granted under the 2015 Stock Grant Plan at a fair value of $5.15 per share.

The total cost of these grants, which was included in salary expense in the consolidated statements of income, amounted to $68 thousand and $77 thousand for the years ended December 31, 2015 and 2014, respectively. No additional shares were granted under these plans. There was no such plan adopted in 2016.

FNCB has a Long Term Incentive Compensation Plan (“LTIP”) for executives and certain key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board of Directors approved initial awards under the terms of the LTIP, which were granted to executives and certain key employees on March 1, 2014. The initial grant was comprised solely of 45,750 shares of restricted stock. On March 1, 2015 and March 1, 2016, an additional 84,900 shares and 67,600 shares, respectively, of restricted stock were awarded under the LTIP. At December 31, 2016, there were 1,026,752 shares of common stock available for award under the LTIP. For the years ended December 31, 2016, 2015, and 2014, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $265 thousand, $247 thousand and $93 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards at December 31, 2016, 2015, and 2014 was $396 thousand, $453 thousand and $214 thousand, respectively. On March 1, 2017, an additional 54,549 shares of restricted stock were awarded under the LTIP.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the year ended December 31, 2016.

	For the Years Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested unrestricted stock awards at January 1,	112,958	$5.99	45,750	$6.70	-	$-
Awards granted	67,600	5.53	84,900	5.75	45,750	6.70
Forfeitures	(23,836)	5.69	(1,166)	6.70	-	-
Vestings	(52,848)	6.02	(16,526)	6.70	-	-
Unvested unrestricted stock awards at December 31,	103,874	$5.74	112,958	$5.99	45,750	$6.70

Note 14.   REGULATORY MATTERS/SUBSEQUENT EVENT

The Bank was under a Consent Order from the OCC dated September 1, 2010. On March 25, 2015, after meeting all of the requirements of the Consent Order, the Bank was fully and completely released from the enforcement action. FNCB was subject to a Written Agreement with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) dated November 24, 2010. On September 8, 2015, FNCB was notified by the Reserve Bank that effective September 2, 2015, it had been fully and completely released from the Written Agreement.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Furthermore, while under the Consent Order and Written Agreement, the Bank and FNCB were previously restricted from paying any dividends without the prior approval of their respective regulators and accordingly, did not pay dividends from 2010 through 2015. Dividends declared and paid by FNCB during 2016 were $0.09 per share. On April 27, 2016, the Board of Directors also approved the reinstatement of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) which became effective on June 1, 2016. Common shares issued under the DRP totaled 78,752 for the year ended December 31, 2016. Subsequent to December 31, 2016, on January 25, 2017, FNCB declared a $0.03 per share dividend payable on March 15, 2017 to shareholders of record on March 1, 2017.

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

The Regulatory Capital Rules were effective on January 1, 2014; however, the mandatory compliance date for FNCB and the Bank as “standardized approach” banking organizations began on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019. The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to FNCB and the Bank under the Regulatory Capital Rules are:

●	a total capital ratio of 8.00% (unchanged from previous rules);
●	a Tier I risk-based capital ratio of 6.00% (increased from 4.00%);
●	a new common equity Tier I risk-based capital ratio of 4.50%; and
●	a Tier I capital to average assets (“Tier I leverage ratio”) of 4.00% for all institutions.

Under the Regulatory Capital Rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer requirement began on January 1, 2016 at the 0.625% of risk-weighted assets and will increase by that amount each year until fully phased in on January 1, 2019 at 2.50%.

The Regulatory Capital Rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier I capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier I capital, some of which will be phased out over time. Implementation of the deductions and other adjustments to common equity Tier I capital began on January 1, 2015, and will be phased-in over a four-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter). FNCB and the Bank were in full compliance with the additional capital conservation buffer requirement at December 31, 2016.

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

The Regulatory Capital Rules set forth certain changes for the calculation of risk-weighted assets, which were required to be utilized beginning January 1, 2015. The provisions applicable to banking organizations under the “standardized approach” include changes with respect to risk weights for commercial real estate loans, past due exposures and conversion factors for commitments with an original maturity of one year or less.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at December 31, 2016 and 2015:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2016

Total capital (to risk-weighted assets)	$96,827	12.06%	$102,786	12.81%	8.00%	8.625%	10.00%

Tier I capital (to risk-weighted assets)	82,159	10.23%	94,118	11.73%	6.00%	6.625%	8.00%

Tier I common equity (to risk-weighted assets)	80,049	9.97%	94,118	11.73%	4.50%	5.125%	6.50%

Tier I capital (to average assets)	82,159	7.53%	94,118	8.63%	4.00%	4.000%	5.00%

Total risk-weighted assets	803,026		802,610

Total average assets	1,090,665		1,090,550

	Company		Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2015

Total capital (to risk-weighted assets)	$93,835	11.79%	$110,039	13.83%	8.00%	N/A	10.00%

Tier I capital (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	6.00%	N/A	8.00%

Tier I common equity (to risk-weighted assets)	74,945	9.42%	100,949	12.69%	4.50%	N/A	6.50%

Tier I capital (to average assets)	74,945	7.27%	100,949	9.79%	4.00%	N/A	5.00%

Total risk-weighted assets	795,887		795,490

Total average assets	1,031,426		1,030,828

* Applies to the Bank only.

Note 15. FAIR VALUE MEASUREMENTS

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and residential mortgage-backed securities, corporate debt securities, and negotiable certificates of deposit are obtained from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from FNCB. The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. Management has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. Management has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information (Level 3 inputs), management evaluates the appropriateness and quality of each price. Management reviews the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by FNCB or obtained from third party providers utilizing assumptions similar to those incorporated by market participants. FNCB did not own any securities for which fair value was determined using Level 3 inputs at December 31, 2016 or 2015.

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

Restricted Stock

Ownership in equity securities of FHLB of Pittsburgh and the FRB is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value. At December 31, 2016, restricted stock consisted entirely of equity securities of the FHLB of Pittsburgh.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at December 31, 2016 and 2015, and the fair value hierarchy of the respective valuation techniques utilized to determine the fair value:

	Fair Value Measurements at December 31, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$12,188	$-	$12,188	$-
Obligations of state and political subdivisions	117,873	-	117,873	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	18,084	-	18,084	-
Collateralized mortgage obligations - commercial	99,350	-	99,350	-
Residential mortgage-backed securities	20,576	-	20,576	-
Corporate debt securities	453	-	453	-
Negotiable certificates of deposit	3,216	-	3,216	-
Equity securities	936	936	-	-
Total available-for-sale securities	$272,676	$936	$271,740	$-

	Fair Value Measurements at December 31, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$44,043	$-	$44,043	$-
Obligations of state and political subdivisions	75,407	-	75,407	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	22,269	-	22,269	-
Collateralized mortgage obligations - commercial	89,423	-	89,423	-
Residential mortgage-backed securities	18,098	-	18,098	-
Corporate debt securities	423	-	423	-
Negotiable certificates of deposit	3,162	-	3,162	-
Equity securities	948	948	-	-
Total available-for-sale securities	$253,773	$948	$252,825	$-

There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2016 and 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets and liabilities were measured using Level 3 inputs.

	December 31, 2016
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$482	$68	$414	Appraisal of collateral	Selling costs	10.0%
Impaired loans - other	3,247	234	3,013	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	1,949	-	1,949	Appraisal of collateral	Selling costs	10.0%

	December 31, 2015
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$718	$124	$594	Appraisal of collateral	Selling costs	10.0%
Impaired loans - other	3,757	257	3,500	Discounted cash flows	Discount rate	2.9%	-	7.5%
Other real estate owned	3,104	-	3,104	Appraisal of collateral	Selling costs	10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at December 31, 2016 and 2015. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	December 31, 2016		December 31, 2015
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$112,445	$112,445	$21,083	$21,083
Securities available for sale	See previous table	272,676	272,676	253,773	253,773
FHLB and FRB Stock	Level 2	3,311	3,311	7,695	7,695
Loans held for sale	Level 2	596	596	683	683
Loans, net	Level 3	725,860	715,602	724,926	716,412
Accrued interest receivable	Level 2	2,757	2,757	2,475	2,475
Mortgage servicing rights	Level 3	215	744	240	880

Financial liabilities
Deposits	Level 2	1,015,139	968,904	821,546	798,466
Borrowed funds	Level 2	78,847	78,923	160,112	160,266
Accrued interest payable	Level 2	242	242	11,165	11,165

Note 16. EARNINGS PER SHARE

For FNCB, the numerator of both the basic and diluted earnings per common share is net income available to common shareholders (which is equal to net income less dividends on preferred stock and related discount accretion). The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. Common share equivalents are outstanding stock options to purchase FNCB’s common shares and unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands, except share data)	2016	2015	2014
Net income	$6,309	$35,840	$13,420

Basic weighted-average number of common shares outstanding	16,571,262	16,499,622	16,472,660
Plus: common share equivalents	1,433	-	211
Diluted weighted-average number of common shares outstanding	16,572,695	16,499,622	16,472,871

Income per common share:
Basic	$0.38	$2.17	$0.81
Diluted	$0.38	$2.17	$0.81

For each of the years ended December 31, 2016, 2015 and 2014, common share equivalents in the table above are related entirely to the incremental shares of unvested restricted stock. Stock options of 37,700 shares, 50,746 shares, and 64,479 shares, respectively for the years ended December 31, 2016, 2015 and 2014 were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of the FNCB’s common shares during the periods presented. Similarly, the weighted-average stock price for FNCB’s common stock for the year ended December 31, 2016 exceeded the fair market value of the restricted stock at the date of grant, therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 17. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss), which is comprised entirely of unrealized gains and losses on available-for-sale securities, for each of the years ended December 31, 2016, 2015 and 2014:

	For the year Ended December 31, 2016
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(960)	Net gain on sale of securities
Taxes	326	Income tax expense (benefit)
Net of tax amount	$(634)

	For the year Ended December 31, 2015
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(2,296)	Net gain on sale of securities
Taxes	781	Income tax expense (benefit)
Net of tax amount	$(1,515)

	For the year Ended December 31, 2014
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(6,272)	Net gain on sale of securities
Taxes	2,132	Income tax expense (benefit)
Net of tax amount	$(4,140)

 The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Balance, January 1,	$(238)	$1,138	$(3,092)
Other comprehensive (loss) income before reclassifications	(912)	139	8,370
Amounts reclassified from accumulated other comprehensive (loss) income	(634)	(1,515)	(4,140)
Net other comprehensive (loss) income during the period	(1,546)	(1,376)	4,230
Balance, December 31,	$(1,784)	$(238)	$1,138

Note 18. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

The following tables present condensed parent company only financial information:

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2016	2015
Assets:
Cash	$567	$947
Investment in statutory trust	384	377
Investment in subsidiary (equity method)	112,106	122,182
Other assets	236	609
Total assets	$113,293	$124,115

Liabilities and Shareholders’ Equity:
Subordinated debentures	$10,000	$14,000
Junior subordinated debentures	10,310	10,310
Accrued interest payable	52	10,902
Other liabilities	2,784	2,725
Total liabilities	23,146	37,937
Shareholders’ equity	90,147	86,178
Total liabilities and shareholders’ equity	$113,293	$124,115

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Income:
Dividends from subsidiaries	$16,000	$12,500	$1,000
Income from trust	7	6	6
Other income	-	-	275
Total income	16,007	12,506	1,281
Expense:
Interest on subordinated notes	625	1,450	2,281
Interest on junior subordinated debt	247	206	236
Other operating expenses	182	168	128
Other losses	115	114	276
Total expenses	1,169	1,938	2,921
Income (loss) before income taxes	14,838	10,568	(1,640)
Provision (credit) for income taxes	-	-	-
Income (loss) before equity in undistributed net income of subsidiary	14,838	10,568	(1,640)
Equity in undistributed net income of subsidiary	(8,529)	25,272	15,060
Net income	$6,309	$35,840	$13,420

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$6,309	$35,840	$13,420
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiary	8,529	(25,272)	(15,060)
Equity in trust	(7)	(6)	(6)
(Decrease) increase in accrued interest payable	(10,850)	999	1,596
Decrease (increase) in other assets	639	(18)	-
Increase (decrease) in other liabilities	59	(58)	258
Net cash provided by operating activities	4,679	11,485	208
Cash flows from financing activities:
Principal reduction on subordinated debentures	(4,000)	(11,000)	-
Proceeds from issuance of common shares	433	-	-
Cash dividends paid	(1,492)	-	-
Net cash used in financing activities	(5,059)	(11,000)	-
(Decrease) increase in cash	(380)	485	208
Cash at beginning of year	947	462	254
Cash at end of year	$567	$947	$462

Note 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$8,544	$8,663	$8,765	$8,776
Interest expense	1,006	1,050	1,085	1,056
Net interest income	7,538	7,613	7,680	7,720
Provision (credit) for loan and lease losses	696	396	(234)	295
Net interest income after provision (credit) for loan and lease losses	6,842	7,217	7,914	7,425
Non-interest income	1,331	2,094	1,380	1,398
Non-interest expense	6,804	7,025	6,553	7,163
Income before income taxes	1,369	2,286	2,741	1,660
Income tax expense	226	661	724	136
Net income	$1,143	$1,625	$2,017	$1,524
Earnings per share:
Basic	$0.07	$0.10	$0.12	$0.09
Diluted	$0.07	$0.10	$0.12	$0.09

	2015
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$7,697	$7,699	$8,199	$8,606
Interest expense	1,415	1,378	1,017	991
Net interest income	6,282	6,321	7,182	7,615
(Credit) provision for loan and lease losses	(494)	345	(191)	(1,005)
Net interest income after (credit) provision for loan and lease losses	6,776	5,976	7,373	8,620
Non-interest income	3,419	1,545	1,379	1,457
Non-interest expense	6,782	6,680	6,415	8,587
Income before income taxes	3,413	841	2,337	1,490
Income tax (benefit) expense	(62)	22	-	(27,719)
Net income	$3,475	$819	$2,337	$29,209
Earnings per share:
Basic	$0.21	$0.05	$0.14	$1.77
Diluted	$0.21	$0.05	$0.14	$1.77

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

FNCB’s management has evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016.

Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of December 31, 2016.

There have been no changes to FNCB’s internal control over financial reporting during FNCB’s fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for FNCB Bancorp, Inc. (the “Company”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

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

As of December 31, 2016, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.

Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2016. That report appears below.

/s/ Gerard A. Champi	/s/ James M. Bone, Jr., CPA
Gerard A. Champi	James M. Bone, Jr., CPA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of
FNCB Bancorp, Inc. and Subsidiaries

We have audited FNCB Bancorp, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of FNCB Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania
March 10, 2017

Item 9B.     Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning the Directors and Executive Officers of FNCB required by this Item 10 is incorporated herein by reference to the sections entitled “Information as to Nominees, Directors and Executive Officers” in FNCB’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 18, 2017 (the “Proxy Statement”). Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by FNCB’s Directors and Executive Officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

FNCB has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to FNCB’s directors and employees, including the President and Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”). The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of FNCB’s confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code. The Code is available on FNCB’s website at www.fncb.com/investorrelations/ under the heading “Governance Documents.” FNCB intends to post any amendments to the Code on its website and also to disclose any waivers (to the extent applicable to FNCB’s President, PEO, PFO or PAO) on a Form 8-K within the prescribed time period.

Item 11.     Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in FNCB’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the section entitled “Principal Beneficial Owners of FNCB’s Common Stock” in FNCB’s Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 related to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in FNCB’s Proxy Statement. The information required under this Item 13 related to Director Independence is incorporated herein by reference to the section entitled “Corporate Governance” in FNCB’s Proxy Statement.

Item 14.     Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the section entitled “Fees Paid to Independent Registered Public Accounting Firm” in FNCB’s Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

1.             Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm	-
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.             Financial Statement Schedules

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3.              The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated October 4, 2016 — filed as Exhibit 3.1 to FNCB’s Current Report on Form 8-K on October 4, 2016, is hereby incorporated by reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to FNCB’s Current Report on Form 8-K on October 4, 2016, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2016, as filed on November 4, 2016, is hereby incorporated by reference.

EXHIBIT 4.2

Form of Amended and Restated Subordinated Note — filed as Exhibit 4.2 to FNCB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, is hereby incorporated by reference.

EXHIBIT 10.1

Amended and Restated Declaration of Trust by and among Wilmington Trust Company, First National Community Bancorp, Inc. and with individuals as administrators, dated as of December 14, 2006 — filed as Exhibit 10.1 to FNCB’s 8-K on December 19, 2006 is hereby incorporated by reference.

EXHIBIT 10.2

Guarantee Agreement by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006 - filed as Exhibit 10.4 to FNCB’s Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 10.3

Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006 — filed as Exhibit 10.2 to FNCB’s Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 10.4+	2000 Stock Incentive Plan — filed as Exhibit 10.2 to FNCB’s Form 10-K for the year ended December 31, 2004, SEC file number 333-24121 — as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.5+	Directors’ and Officers’ Deferred Compensation Plan - filed as Exhibit 10.4 to FNCB’s Form 10-K for the year ended December 31, 2004 — as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.6	Stipulation of Settlement dated November 27, 2013 – filed as Exhibit 10.1 to FNCB’s Current Report on Form 8-K on December 4, 2013, is hereby incorporated by reference.

EXHIBIT 10.7+	2013 Long-Term Incentive Compensation Plan – filed as Exhibit 10.1 to FNCB’s Current Report on Form 8-K on December 27, 2013, is hereby incorporated by reference.

EXHIBIT 10.8+	Executive Incentive Plan – filed as Exhibit 10.14 to FNCB’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.9+	2012 Employee Stock Grant Plan – filed as Exhibit 10.15 to FNCB’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.10+	2013 Employee Stock Grant Plan – filed as Exhibit 10.18 to FNCB’s Form 10-K for the year ended December 31, 2013, as filed on March 24, 2014, is hereby incorporated by reference.

EXHIBIT 10.11+	2014 Employee Stock Grant Plan – filed as Exhibit 10.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014 is hereby incorporated by reference.

EXHIBIT 10.12+	2015 Employee Stock Grant Plan – filed as Exhibit 10.12 to FNCB’s Form 10-K for the year ended December 31, 2015, as filed on March 11, 2016, is hereby incorporated by reference.

EXHIBIT 10.13+	Form of Restricted Stock Award Agreement – filed as Exhibit 4.2 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.14+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.15+	First National Community Bank Supplemental Executive Retirement Plan – filed as Exhibit 10.16 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.16+

Employment Agreement Between First National Community Bank and Gerard A. Champi, COO – filed as Exhibit 10.17 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.17+

Employment Agreement Between First National Community Bancorp, Inc., First National Community Bank and James M. Bone, Jr. CFO – filed as Exhibit 10.18 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.18+

Employment Agreement Between First National Community Bank and Brian C. Mahlstedt, CLO – filed as Exhibit 10.19 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries – filed as Exhibit 21 to FNCB’s Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010, is hereby incorporated by reference.

EXHIBIT 23*	Consent of Baker Tilly Virchow Krause, LLP

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_____________________________

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                           FNCB BANCORP, INC.

/s/ Gerard A. Champi	March 10, 2017
Gerard A. Champi President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 10, 2017
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 10, 2017
Stephanie A. Westington, CPA Senior Vice President and Controller Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Directors:

/s/ William G. Bracey.	March 10, 2017	/s/ Gerard A. Champi	March 10, 2017
William G, Bracey	Date	Gerard A. Champi	Date

/s/ Joseph Coccia	March 10, 2017	/s/ Dominick L. DeNaples	March 10, 2017
Joseph Coccia	Date	Dominick L. DeNaples	Date

/s/ Louis A. DeNaples	March 10, 2017	/s/ Louis A. DeNaples, Jr.	March 10, 2017
Louis A. DeNaples	Date	Louis A. DeNaples, Jr.	Date

/s/ Keith W. Eckel	March 10, 2017	/s/ Thomas J. Melone	March 10, 2017
Keith W. Eckel	Date	Thomas J. Melone	Date

/s/ John P. Moses	March 10, 2017
John P. Moses	Date