Form 10-Q
period 2017-03-31
FNCB Bancorp, Inc.
filed 2017-05-05
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,694,043 shares
(Title of Class)	(Outstanding at May 5, 2017)

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$23,571	$20,562
Interest-bearing deposits in other banks	3,154	91,883
Total cash and cash equivalents	26,725	112,445
Securities available for sale, at fair value	284,965	272,676
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,678	3,311
Loans held for sale	563	596
Loans, net of allowance for loan and lease losses of $8,306 and $8,419	710,144	725,860
Bank premises and equipment, net	10,914	10,784
Accrued interest receivable	2,950	2,757
Bank-owned life insurance	30,068	29,933
Other real estate owned	1,352	2,048
Net deferred tax assets	25,651	26,990
Other assets	7,875	7,975
Total assets	$1,103,885	$1,195,375

Liabilities
Deposits:
Demand (non-interest-bearing)	$156,901	$173,702
Interest-bearing	766,525	841,437
Total deposits	923,426	1,015,139
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	56,632	58,537
Subordinated debentures	10,000	10,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	76,942	78,847
Accrued interest payable	225	242
Other liabilities	10,107	11,000
Total liabilities	1,010,700	1,105,228

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2017 and December 31, 2016
Issued and outstanding: 0 shares at March 31, 2017 and December 31, 2016	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2017 and December 31, 2016
Issued and outstanding: 16,692,314 shares at March 31, 2017 and 16,645,845 shares at December 31, 2016	20,865	20,807
Additional paid-in capital	62,841	62,593
Retained earnings	10,228	8,531
Accumulated other comprehensive loss	(749)	(1,784)
Total shareholders' equity	93,185	90,147
Total liabilities and shareholders’ equity	$1,103,885	$1,195,375

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except share data)	2017	2016
Interest income
Interest and fees on loans	$7,038	$6,969
Interest and dividends on securities:
U.S. government agencies	900	930
State and political subdivisions, tax free	23	10
State and political subdivisions, taxable	822	535
Other securities	66	96
Total interest and dividends on securities	1,811	1,571
Interest on interest-bearing deposits in other banks	90	4
Total interest income	8,939	8,544
Interest expense
Interest on deposits	744	642
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	131	148
Interest on subordinated debentures	112	159
Interest on junior subordinated debentures	69	57
Total interest on borrowed funds	312	364
Total interest expense	1,056	1,006
Net interest income before (credit) provision for loan and lease losses	7,883	7,538
(Credit) provision for loan and lease losses	(478)	696
Net interest income after (credit) provision for loan and lease losses	8,361	6,842
Non-interest income
Deposit service charges	691	701
Net gain on the sale of securities	278	103
Net gain on the sale of mortgage loans held for sale	25	68
Net gain on the sale of other repossessed assets	57	-
Net gain (loss) on the sale of other real estate owned	51	(5)
Loan-related fees	91	107
Income from bank-owned life insurance	135	146
Other	242	211
Total non-interest income	1,570	1,331
Non-interest expense
Salaries and employee benefits	3,524	3,514
Occupancy expense	587	493
Equipment expense	460	423
Advertising expense	114	93
Data processing expense	487	523
Regulatory assessments	173	237
Bank shares tax	258	241
Expense of other real estate owned	40	46
Legal expense	68	120
Professional fees	276	287
Insurance expense	125	128
Other losses	138	60
Other operating expenses	678	639
Total non-interest expense	6,928	6,804
Income before income tax expense	3,003	1,369
Income tax expense	806	226
Net income	$2,197	$1,143

Earnings per share
Basic	$0.13	$0.07
Diluted	$0.13	$0.07

Cash dividends declared per common share	$0.03	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,657,551	16,519,759
Diluted	16,670,788	16,520,580

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income	$2,197	$1,143
Other comprehensive income:
Unrealized gains on securities available for sale	1,846	7,709
Taxes	(628)	(2,621)
Net of tax amount	1,218	5,088

Reclassification adjustment for gains included in net income	(278)	(103)
Taxes	95	35
Net of tax amount	(183)	(68)

Total other comprehensive income	1,035	5,020

Comprehensive income	$3,232	$6,163

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2017 and 2016

(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2015	16,514,245	$20,643	$62,059	$3,714	$(238)	$86,178
Net income for the period	-	-	-	1,143	-	1,143
Cash dividends declared, $0.02 per share	-	-	-	(330)	-	(330)
Common shares issued under long-term incentive compensation plan	16,187	20	(20)	-	-	-
Restricted stock awards	-	-	30	-	-	30
Other comprehensive income, net of tax of $2,586	-	-	-	-	5,020	5,020
Balances, March 31, 2016	16,530,432	$20,663	$62,069	$4,527	$4,782	$92,041

Balances, December 31, 2016	16,645,845	$20,807	$62,593	$8,531	$(1,784)	$90,147
Net income for the period	-	-	-	2,197	-	2,197
Cash dividends paid, $0.03 per share	-	-	-	(500)	-	(500)
Common shares issued under long-term incentive compensation plan	11,090	14	(14)	-	-	-
Restricted stock awards	-	-	74	-	-	74
Common shares issued through dividend reinvestment / optional cash purchase plan	35,379	44	188	-	-	232
Other comprehensive income, net of tax of $533	-	-	-	-	1,035	1,035
Balances, March 31, 2017	16,692,314	$20,865	$62,841	$10,228	$(749)	$93,185

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Operating activities:
Net income	$2,197	$1,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment securities amortization, net	270	284
Equity in trust	(2)	(2)
Depreciation and amortization	681	652
Valuation adjustment for loan servicing rights	(4)	-
Stock-based compensation expense	74	30
(Credit) provision for loan and lease losses	(478)	696
Valuation adjustment for off-balance sheet commitments	9	(51)
Gain on the sale of available-for-sale securities	(278)	(103)
Gain on the sale of mortgage loans held for sale	(25)	(68)
(Gain) loss on the sale of other real estate owned	(51)	5
Gain on the sale of other repossessed assets	(57)	-
Loss on disposition of bank premises and equipment	41	-
Income from bank-owned life insurance	(135)	(146)
Proceeds from the sale of mortgage loans held for sale	1,846	1,766
Funds used to originate mortgage loans held for sale	(1,788)	(1,470)
Deferred income tax expense	806	226
Increase in interest receivable	(193)	(379)
(Increase) decrease in prepaid expenses and other assets	(50)	450
Decrease in accrued interest payable	(17)	(10,832)
Decrease in accrued expenses and other liabilities	(948)	(883)
Total adjustments	(299)	(9,825)
Net cash provided by (used in) operating activities	1,898	(8,682)

Cash flows from investing activities:
Maturities, calls and principal payments of securities available for sale	1,018	1,645
Proceeds from the sale of securities available for sale	23,171	6,192
Purchases of securities available for sale	(34,902)	(10,162)
Redemption of the stock of the Federal Home Loan Bank of Pittsburgh	633	2,412
Net decrease in loans to customers	15,900	4,201
Proceeds from the sale of other real estate owned	793	1,592
Proceeds from the sale of other repossessed assets	185	-
Purchases of bank premises and equipment	(530)	(25)
Net cash provided by investing activities	6,268	5,855

Cash flows from financing activities:
Net (decrease) increase in deposits	(91,713)	61,579
Net proceeds from (repayment of) Federal Home Loan Bank of Pittsburgh advances - overnight	4,900	(56,950)
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	14,241	9,362
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(21,046)	(13,703)
Proceeds from issuance of common shares	232	-
Cash dividends paid	(500)	(330)
Net cash used in financing activities	(93,886)	(42)
Net decrease in cash and cash equivalents	(85,720)	(2,869)
Cash and cash equivalents at beginning of period	112,445	21,083
Cash and cash equivalents at end of period	$26,725	$18,214

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,073	$11,838
Income taxes	-	-
Other transactions:
Investor loans transferred to other real estate owned	45	-
Principal balance of loans transferred to other real estate owned	-	237
Change in deferred gain on sale of other real estate owned	1	12

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.     Basis of Presentation/Subsequent Event

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2017, may not be indicative of future results of operations and financial position.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for loan and lease losses (“ALLL”), securities’ valuation and impairment evaluation, the valuation of other real estate owned (“OREO”), and income taxes.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2016.

On May 1, 2017, FNCB announced that the Bank will implement a comprehensive branch network improvement program that includes the following actions:

●

On May 1, 2017, the Bank filed an application with the Pennsylvania Department of Banking and Securities to consolidate its branch office located at 1127 Texas Palmyra Highway, Honesdale, Wayne County, Pennsylvania with its branch located at 1001 Main Street, Honesdale, Pennsylvania;

●

On May 1 2017, the Bank filed an application with the Pennsylvania Department of Banking and Securities to relocate three branches located in Luzerne County, Pennsylvania to a new location. The three branches that will be relocated include: 1) a branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; 2) a branch located at 27 North River Street, Plains, Pennsylvania; and 3) a branch located at 3 Old Boston Road, Pittston, Pennsylvania. These three branches will be relocated into a brand-new facility to be built in the Richland 315 development located at 1150 Route 315, Wilkes-Barre (Plains Township), Luzerne County, Pennsylvania.

These initiatives will commence with the consolidation of the Honesdale, Pennsylvania branches during the second quarter of 2017. The consolidation of the three Luzerne County branches into a new facility is anticipated to be completed by end of the second quarter of 2018. FNCB currently leases the four branches that will be consolidated into locations and will lease the future Luzerne County facility. FNCB does not expect to incur any significant disposal costs on either the Wayne County or Luzerne County consolidations.

Note 2.     New Authoritative Accounting Guidance

ASU 2016-09, Compensation – Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting” simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 for public entities. The adoption of this guidance on January 1, 2017 did not have a material effect on the operating results or financial position of FNCB.

Accounting Guidance to be Adopted in Future Periods

ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310): “Premium Amortization on Purchased Callable Debt Securities” requires that the amortization period for certain callable debt securities be shortened to the earliest call date. The amortization of callable securities held at a discount is not affected. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public entities. The adoption of this guidance on January 1, 2019 is not expected to have a material effect on the operating results or financial position of FNCB.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2016 Annual Report on Form 10-K for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s securities at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$7,439	$58	$-	$7,497
Obligations of state and political subdivisions	134,454	670	1,498	133,626
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	17,204	166	19	17,351
Collateralized mortgage obligations - commercial	99,114	210	692	98,632
Mortgage-backed securities	22,263	199	128	22,334
Corporate debt securities	500	-	47	453
Asset-backed securities	944	-	9	935
Negotiable certificates of deposit	3,172	32	-	3,204
Equity securities	1,010	-	77	933
Total available-for-sale securities	$286,100	$1,335	$2,470	$284,965

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$12,152	$36	$-	$12,188
Obligations of state and political subdivisions	119,919	257	2,303	117,873
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	17,969	155	40	18,084
Collateralized mortgage obligations - commercial	100,064	154	868	99,350
Mortgage-backed securities	20,593	159	176	20,576
Corporate debt securities	500	-	47	453
Asset-backed securites	-	-	-	-
Negotiable certificates of deposit	3,172	44	-	3,216
Equity securities	1,010	-	74	936
Total available-for-sale securities	$275,379	$805	$3,508	$272,676

At March 31, 2017 and December 31, 2016, securities with a carrying amount of $282.6 million and $271.3 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of FNCB’s available-for-sale debt securities at March 31, 2017 using contractual maturities.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2017
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$248	$249
After one year through five years	29,187	29,284
After five years through ten years	113,611	112,773
After ten years	2,519	2,474
Collateralized mortgage obligations	116,318	115,983
Mortgage-backed securities	22,263	22,334
Asset-backed securities	944	935
Total	$285,090	$284,032

Gross proceeds from the sale of available-for-sale securities were $23.2 million and $6.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively, with gross gains of $278 thousand and $103 thousand, respectively realized upon the sales. There were no losses realized upon the sales for the three months ended March 31, 2017 and 2016.

The following tables present the number, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of US government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	72	67,214	1,498	-	-	-	72	67,214	1,498
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	4,400	19	1	136	-	3	4,536	19
Collateralized mortgage obligations - commercial	13	45,219	692	-	-	-	13	45,219	692
Mortgage-backed securities	5	5,925	128	-	-	-	5	5,925	128
Corporate debt securities	-	-	-	1	453	47	1	453	47
Asset-backed securities	1	935	9	-	-	-	1	935	9
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	923	77	1	923	77
Total	93	$123,693	$2,346	3	$1,512	$124	96	$125,205	$2,470

	December 31, 2016
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligantions of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	82	88,479	2,303	-	-	-	82	88,479	2,303
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	4,514	40	1	175	-	3	4,689	40
Collateralized mortgage obligations - commercial	17	70,146	868	-	-	-	17	70,146	868
Mortgage-backed securities	5	6,495	176	-	-	-	5	6,495	176
Corporate debt securities	-	-	-	1	453	47	1	453	47
Asset-backed securities	-	-	-	-	-	-	-	-	-
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	926	74	1	926	74
Total	106	$169,634	$3,387	3	$1,554	$121	109	$171,188	$3,508

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

There were 96 securities in an unrealized loss position at March 31, 2017, including 72 obligations of state and political subdivisions, 21 securities issued by a U.S. government or government-sponsored agency, one corporate bond, one asset-backed security and one equity security. Management performed a review of the fair values of all securities in an unrealized loss position as of March 31, 2017 and determined that movements in the fair values of the securities were consistent with the change in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2017. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2017.

Investment in the Federal Home Loan Bank (“FHLB”) of Pittsburgh stock has limited marketability and is carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $2.7 million and $3.3 million at March 31, 2017 and December 31, 2016, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at March 31, 2017 and December 31, 2016.

Note 4. Loans

The following table summarizes loans receivable, net, by category at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in thousands)	2017	2016
Residential real estate	$141,936	$144,260
Commercial real estate	241,020	243,830
Construction, land acquisition and development	21,731	18,357
Commercial and industrial	142,587	153,758
Consumer	126,985	127,844
State and political subdivisions	41,712	43,709
Total loans, gross	715,971	731,758
Unearned income	(46)	(48)
Net deferred loan costs	2,525	2,569
Allowance for loan and lease losses	(8,306)	(8,419)
Loans, net	$710,144	$725,860

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 7, “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the quarter ended March 31, 2017, one-to four-family mortgages sold on the secondary market were $1.8 million. Net gains on the sale of residential mortgage loans for the three months ended March 31, 2017 and 2016 were $25 thousand and $68 thousand, respectively. FNCB retains servicing rights on these mortgages. At March 31, 2017 and December 31, 2016, there were $563 thousand and $596 thousand in one-to four-family residential mortgage loans held for sale, respectively.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the three months ended March 31, 2017. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2016 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three months ended March 31, 2017 and 2016:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended March 31, 2017:
Allowance for loan losses:
Beginning balance, January 1, 2017	$1,171	$3,297	$268	$1,736	$1,457	$490	$-	$8,419
Charge-offs	(49)	-	-	(30)	(218)	-	-	(297)
Recoveries	1	4	421	69	167	-	-	662
Provisions (credits)	21	200	(466)	(96)	4	(141)	-	(478)
Ending balance, March 31, 2017	$1,144	$3,501	$223	$1,679	$1,410	$349	$-	$8,306

Three months ended March 31, 2016:
Allowance for loan losses:
Beginning balance, January 1, 2016	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790
Charge-offs	(24)	(251)	-	(568)	(305)	-	-	(1,148)
Recoveries	1	1	-	94	201	-	-	297
Provisions (credits)	(100)	195	(200)	591	(11)	295	(74)	696
Ending balance, March 31, 2016	$1,210	$3,291	$653	$1,322	$1,379	$780	$-	$8,635

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at March 31, 2017 and December 31, 2016:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
March 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$6	$578	$-	$1	$-	$-	$585
Collectively evaluated for impairment	1,138	2,923	223	1,678	1,410	349	7,721
Total	$1,144	$3,501	$223	$1,679	$1,410	$349	$8,306

Loans receivable:
Individually evaluated for impairment	$1,874	$6,908	$98	$767	$296	$-	$9,943
Collectively evaluated for impairment	140,062	234,112	21,633	141,820	126,689	41,712	706,028
Total	$141,936	$241,020	$21,731	$142,587	$126,985	$41,712	$715,971

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$29	$254	$-	$18	$1	$-	$302
Collectively evaluated for impairment	1,142	3,043	268	1,718	1,456	490	8,117
Total	$1,171	$3,297	$268	$1,736	$1,457	$490	$8,419

Loans receivable:
Individually evaluated for impairment	$1,929	$2,937	$350	$91	$297	$-	$5,604
Collectively evaluated for impairment	142,331	240,893	18,007	153,667	127,547	43,709	726,154
Total	$144,260	$243,830	$18,357	$153,758	$127,844	$43,709	$731,758

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

 8. Substandard - Non-Accrual

 9. Doubtful

10. Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass – Assets rated 1 through 5 are considered pass ratings. These assets show no current or potential problems and are considered fully collectible. All such loans are considered collectively for ALLL calculation purposes. However, accruing TDRs that have been performing for an extended period of time, do not represent a higher risk of loss, and have been upgraded to a pass rating are evaluated individually for impairment.

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at March 31, 2017 and December 31, 2016:

	Credit Quality Indicators
	March 31, 2017
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$21,668	$387	$431	$-	$-	$22,486	$118,813	$637	$119,450	$141,936
Commercial real estate	227,214	4,967	8,839	-	-	241,020	-	-	-	241,020
Construction, land acquisition and development	17,921	342	177	-	-	18,440	3,291	-	3,291	21,731
Commercial and industrial	135,232	639	2,855	-	-	138,726	3,861	-	3,861	142,587
Consumer	2,565	-	36	-	-	2,601	124,243	141	124,384	126,985
State and political subdivisions	41,306	-	406	-	-	41,712	-	-	-	41,712
Total	$445,906	$6,335	$12,744	$-	$-	$464,985	$250,208	$778	$250,986	$715,971

	Credit Quality Indicators
	December 31, 2016
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$25,506	$394	$466	$-	$-	$26,366	$117,286	$608	$117,894	$144,260
Commercial real estate	233,523	4,911	5,396	-	-	243,830	-	-	-	243,830
Construction, land acquisition and development	14,101	346	448	-	-	14,895	3,462	-	3,462	18,357
Commercial and industrial	145,794	2,794	1,128	-	-	149,716	4,042	-	4,042	153,758
Consumer	2,699	-	37	-	-	2,736	124,935	173	125,108	127,844
State and political subdivisions	40,424	2,964	321	-	-	43,709	-	-	-	43,709
Total	$462,047	$11,409	$7,796	$-	$-	$481,252	$249,725	$781	$250,506	$731,758

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $1.9 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at March 31, 2017 and December 31, 2016.

The following tables present the delinquency status of past due and non-accrual loans at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$140,520	$458	$177	$-	$141,155
Commercial real estate	238,903	636	533	-	240,072
Construction, land acquisition and development	21,378	342	-	-	21,720
Total real estate	400,801	1,436	710	-	402,947

Commercial and industrial	142,189	338	19	-	142,546

Consumer	125,910	765	169	-	126,844

State and political subdivisions	41,712	-	-	-	41,712
Total performing (accruing) loans	710,612	2,539	898	-	714,049

Non-accrual loans:
Real estate:
Residential real estate	374	-	32	375	781
Commercial real estate	128	-	84	736	948
Construction, land aquisition and development	-	-	-	11	11
Total real estate	502	-	116	1,122	1,740

Commercial and industrial	-	-	-	41	41

Consumer	65	17	3	56	141

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	567	17	119	1,219	1,922

Total loans receivable	$711,179	$2,556	$1,017	$1,219	$715,971

	December 31, 2016
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$143,142	$229	$107	$-	$143,478
Commercial real estate	241,477	830	553	-	242,860
Construction, land acquisition and development	17,766	346	-	-	18,112
Total real estate	402,385	1,405	660	-	404,450

Commercial and industrial	153,378	307	9	-	153,694

Consumer	126,341	1,030	300	-	127,671

State and political subdivisions	43,709	-	-	-	43,709
Total peforming (accruing) loans	725,813	2,742	969	-	729,524

Non-accrual loans:
Real estate:
Residential real estate	176	202	17	387	782
Commercial real estate	201	23	-	746	970
Construction, land acquisition and development	-	245	-	-	245
Total real estate	377	470	17	1,133	1,997

Commercial and industrial	-	-	-	64	64

Consumer	56	25	2	90	173

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	433	495	19	1,287	2,234

Total loans receivable	$726,246	$3,237	$988	$1,287	$731,758

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2017 and December 31, 2016. Non-accrual loans, other than loans restructured under a troubled debt restructuring (“TDRs”), with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.8 million at both March 31, 2017 and December 31, 2016.

	March 31, 2017
		Unpaid
	Recorded	Principal	Related
(in thousands)	Recorded Investment	Balance	Related Allowance
With no allowance recorded:
Real estate:
Residential real estate	$469	$551	$-
Commercial real estate	1,043	1,103	-
Construction, land acquisition and development	98	98	-
Total real estate loans	1,610	1,752	-

Commercial and industrial	22	53	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,632	1,805	-

With a related allowance recorded:
Real estate:
Residential real estate	1,405	1,443	6
Commercial real estate	5,865	5,865	578
Construction, land acquisition and development	-	-	-
Total real estate loans	7,270	7,308	584

Commercial and industrial	745	745	1

Consumer	296	296	-

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	8,311	8,349	585

Total impaired loans:
Real estate:
Residential real estate	1,874	1,994	6
Commercial real estate	6,908	6,968	578
Construction, land acquisition and development	98	98	-
Total real estate loans	8,880	9,060	584

Commercial and industrial	767	798	1

Consumer	296	296	-

State and political subdivisions	-	-	-
Total impaired loans	$9,943	$10,154	$585

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$386	$477	$-
Commercial real estate	1,066	1,143	-
Construction, land acquisition and development	350	766	-
Total real estate loans	1,802	2,386	-

Commercial and industrial	73	105	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,875	2,491	-

With a related allowance recorded:
Real estate:
Residential real estate	1,543	1,543	29
Commercial real estate	1,871	1,871	254
Construction, land acquisition and development	-	-	-
Total real estate loans	3,414	3,414	283

Commercial and industrial	18	18	18

Consumer	297	297	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	3,729	3,729	302

Total impaired loans:
Real estate:
Residential real estate	1,929	2,020	29
Commercial real estate	2,937	3,014	254
Construction, land acquisition and development	350	766	-
Total real estate loans	5,216	5,800	283

Commercial and industrial	91	123	18

Consumer	297	297	1

State and political subdivisions	-	-	-
Total impaired loans	$5,604	$6,220	$302

The total recorded investment in impaired loans, which consists of non-accrual loans with an aggregate loan relationship greater than $100 thousand and TDRs, amounted to $9.9 million and $5.6 million at March 31, 2017 and December 31, 2016, respectively. The related allowance recorded on impaired loans was $0.6 million at March 31, 2017 and $0.3 million at December 31, 2016.

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$1,906	$21	$2,876	$26
Commercial real estate	4,241	40	3,782	23
Construction, land acquisition and development	159	1	566	3
Total real estate	6,306	62	7,224	52

Commercial and industrial	315	5	201	1

Consumer	296	3	350	3

State and political subdivisions	-	-	-	-
Total impaired loans	$6,917	$70	$7,775	$56

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $27 thousand and $67 thousand for the three months ended March 31, 2017 and 2016, respectively.

Troubled Debt Restructured Loans

TDRs at March 31, 2017 and December 31, 2016 were $9.0 million and $4.3 million, respectively. Accruing and non-accruing TDRs were $8.8 million and $0.2 million, respectively, at March 31, 2017, and $4.2 million and $0.1 million, respectively, at December 31, 2016. Approximately $585 thousand and $261 thousand in specific reserves have been established for TDRs as of March 31, 2017 and December 31, 2016, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2017.

The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, or a permanent reduction of the recorded investment in the loan.

The following table shows the pre- and post-modification recorded investment in loans modified as TDRs during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	-	$-	$-	-	$-	$-
Commercial real estate	1	4,022	4,022	-	-	-
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	1	695	695	-	-	-
Consumer	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	2	$4,717	$4,717	-	$-	$-

The following table presents the types of modifications made during the three months ended March 31, 2017:

	Three months ended March 31, 2017
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total Modifications
Types of modification:
Residential real estate	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	4,022	4,022
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	-	-	-	695	695
Consumer	-	-	-	-	-
State and political subdivisions	-	-	-	-	-
Total modifications	$-	$-	$-	$4,717	$4,717

There were no loans modified as TDRs during the three months ended March 31, 2016. The two loans modified as TDRs during the three months ended March 31, 2017 increased the ALLL by $337 thousand through allocation of a specific reserve.

The following table presents the number and recorded investment of TDRs that were modified within the previous 12 months which have defaulted (defined as past due 90 days or more) during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Troubled debt restructurings:
Residential real estate	-	$-	2	$70
Commercial real estate	-	-	-	-
Construction, land acquisition and development	1	10	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total TDR defaults	1	$10	2	$70

Residential Real Estate Loan Foreclosures

As of March 31, 2017 and 2016, there were four and five consumer mortgage loans secured by residential real estate properties, respectively, with aggregate recorded investments of $91 thousand $163 thousand, respectively, that were in the process of foreclosure. There was one investor-owned residential real estate property with a carrying value of $45 thousand that was foreclosed upon during the three months ended March 31, 2017. For the three months ended March 31, 2016, there was one residential real estate property with a carrying value of $237 thousand that was foreclosed upon. There were three residential real estate properties included in OREO at both March 31, 2017 and 2016, with aggregate carrying values of $86 thousand and $278 thousand, respectively.

Note 5. Deposits

The following table presents deposits by major category at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in thousands)	2017	2016
Demand (non-interest bearing)	$156,901	$173,702
Interest-bearing:
Interest-bearing demand	462,147	551,114
Savings	103,290	103,241
Time ($250,000 and over)	44,755	35,917
Other time	156,333	151,165
Total interest-bearing	766,525	841,437
Total deposits	$923,426	$1,015,139

Total deposits decreased $91.7 million to $923.4 million at March 31, 2017 from $1.015 billion at December 31, 2016. Non-interest-bearing deposits decreased $16.8 million to $156.9 million at March 31, 2017 to $173.7 million at December 31, 2016. Interest-bearing deposits decreased $74.9 million to $766.5 million at March 31, 2017 from $841.4 million at December 31, 2016. The decrease in non-interest-bearing deposits was primarily due to movements in the balances of larger commercial deposit relationships. The decrease in interest-bearing deposits was primarily due to the anticipated exit of short-term funds related to the sale of a municipal utility company deposited in December 2016, and normal cyclical deposit trends of public depositors.

Note 6. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 34.0% for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017		2016
(in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$1,021	34.00%	$465	34.00%
Add (deduct):
Tax effects of non-taxable income	(122)	(4.06% )	(128)	(9.35%	)
Non-deductible interest expense	3	0.07%	2	0.15%
Bank-owned life insurance	(46)	(1.53% )	(49)	(3.58%	)
Change in valuation allowance	-	0.00%	(8)	(0.58%	)
Other items, net	(50)	(1.63% )	(56)	(4.09%	)
Income tax provision	$806	26.84%	$226	16.51%

As of March 31, 2017, FNCB had $50.4 million of net operating loss carryovers resulting in deferred tax assets of $17.1 million. Beginning in 2030, these net operating loss carryovers will expire if not utilized. As of December 31, 2016, FNCB also had $0.7 million of charitable contribution carryovers and $2.6 million in alternative minimum tax (“AMT”) credit carryovers. The charitable contribution carryovers will begin to expire after December 31, 2017 if not utilized, while AMT credit carryovers have an indefinite life.

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

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2017 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at March 31, 2017 and December 31, 2016.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates were reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on FNCB’s operating results or financial position at the present time.

Note 7. Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with its directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
Balance January 1,	$42,007	$52,652
Additions, new loans and advances	26,210	5,995
Repayments	(24,028)	(14,681)
Balance March 31,	$44,189	$43,966

At March 31, 2017, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements. As of December 31, 2016, there was one loan relationship aggregating $381 thousand to a business partially owned by a director that had been classified as “Special Mention”. Management had classified the loan relationship as Special Mention strictly because FNCB had not received current financial information from a non-related party to the loan agreements. As of March 31, 2017, the required updated financial information had been received, and the loan relationship was no longer criticized.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2017 and December 31, 2016 amounted to $97.7 million and $119.3 million, respectively. Interest paid on the deposits amounted to $64 thousand and $43 thousand for the three months ended on March 31, 2017 and 2016, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $542 thousand and $435 thousand for the three months ended March 31, 2017 and 2016, respectively.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $6.2 million at both March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017, FNCB paid the quarterly interest payment due on the Notes for the period of December 1, 2016 through February 28, 2017, totaling $113 thousand, of which $69 thousand was paid to directors and/or their related interests. For the three months ended March 31, 2016, FNCB paid the quarterly interest payment due on the Notes for the period of December 1, 2015 through February 29, 2016, totaling $159 thousand, of which $98 thousand was paid to directors and/or their related interests. Additionally, during the three months ended March 31, 2016, FNCB paid all previously deferred and accrued interest on the Notes for the period September 1, 2010 through May 31, 2015, totaling $10.8 million, of which $3.9 million was paid to directors and/or their related interests.

Note 8. Contingencies

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of March 31, 2017, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. Discovery is completed and the parties have exchanged expert reports. Dispositive motions have been submitted by the parties and awaiting rulings by the Court on these motions. At this time, FNCB cannot reasonably determine the outcome of potential range of loss, if any, in connection with this matter.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all other similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and deny any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand ($750,000) (an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax, and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court Approval. The Settlement Agreement remains subject to approval by the Court after notice to the class members and a final settlement hearing. The final settlement hearing is scheduled for May 31, 2017. The hearing on the terms of the proposed Settlement Agreement will be to determine whether 1) the terms and conditions of the settlement provided for in the Settlement Agreement are fair, reasonable and adequate and in the best interests of the class members; 2) the judgment dismissing the claims of the class members, as provided for in the Settlement Agreement, shall be entered, and 3) the request of the representative Plaintiffs for the Incentive Award and the Plaintiffs’ counsel for an award for attorney’s fees and reimbursement of expenses shall be granted. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

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

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 9. Stock Compensation Plans

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), where options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants will be made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in the three months ended March 31, 2017 and 2016.

There have been no changes to the status of FNCB’s Stock Incentive Plan as of or for the three months ended March 31, 2017. For additional information related to the Stock Incentive Plan, refer to Note 13 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2016.

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the three months ended March 31, 2017 and 2016, the Board of Directors granted 54,549 and 67,600 shares of restricted stock, respectively, under the LTIP. At March 31, 2017, there were 977,253 shares of common stock available for award under the LTIP. For the three months ended March 31, 2017 and 2016, stock-based compensation expense, which is included in salaries and employee benefits expense in the consolidated statements of income, totaled $74 thousand and $30 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $668 thousand and $747 thousand at March 31, 2017 and 2016, respectively.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested at January 1,	103,874	$5.74	112,958	$5.99
Awards granted	54,549	6.83	67,600	5.53
Forfeitures	(5,050)	5.65	-	-
Vestings	(11,090)	6.70	(16,187)	6.70
Unvested at March 31,	142,283	$6.09	164,371	$5.73

Note 10. Regulatory Matters/Subsequent Event

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three months ended March 31, 2017 and 2016, cash dividends declared and paid by FNCB were $0.03 per share and $0.02 per share, respectively. On April 27, 2016, the Board of Directors approved the reinstatement of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) which became effective on June 1, 2016. Common shares issued under the DRP for the three months ended March 31, 2017 totaled 35,379. Additionally, on April 19, 2017, FNCB declared a cash dividend for the second quarter of 2017 of $0.03 per share, which is payable on June 15, 2017 to shareholders of record as of June 1, 2017.

FNCB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB to maintain minimum amounts and ratios (set forth in the tables below) of total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at March 31, 2017 and December 31, 2016:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2017

Total capital (to risk-weighted assets)	$98,527	12.38%	$105,921	13.32%	8.00%	9.250%	10.00%

Tier I capital (to risk-weighted assets)	84,963	10.68%	97,357	12.24%	6.00%	7.250%	8.00%

Tier I common equity (to risk-weighted assets)	78,747	9.90%	97,357	12.24%	4.50%	5.750%	6.50%

Tier I capital (to average assets)	84,963	7.55%	97,357	8.65%	4.00%	4.00%	5.00%

Total risk-weighted assets	795,623		795,212

Total average assets	1,125,290		1,125,320

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2016

Total capital (to risk-weighted assets)	$96,827	12.06%	$102,786	12.81%	8.00%	8.625%	10.00%

Tier I capital (to risk-weighted assets)	82,159	10.23%	94,118	11.73%	6.00%	6.625%	8.00%

Tier I common equity (to risk-weighted assets)	80,049	9.97%	94,118	11.73%	4.50%	5.125%	6.50%

Tier I capital (to average assets)	82,159	7.53%	94,118	8.63%	4.00%	4.000%	5.00%

Total risk-weighted assets	803,026		802,610

Total average assets	1,090,665		1,090,550

*Applies to the Bank only.

Note 11. Fair Value Measurements

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and mortgage-backed securities, corporate debt securities, asset-backed securities and negotiable certificates of deposit are obtained by FNCB from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things and are based on market data obtained from sources independent from FNCB. The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. Management has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. Management has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

FNCB did not own any securities for which fair value was determined using Level 3 inputs at March 31, 2017 and December 31, 2016.

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

Restricted Stock

Ownership in equity securities of the FHLB of Pittsburgh is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at March 31, 2017
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$7,497	$-	$7,497	$-
Obligations of state and political subdivisions	133,626	-	133,626	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	17,351	-	17,351	-
Collateralized mortgage obligations - commercial	98,632	-	98,632	-
Mortgage-backed securities	22,334	-	22,334	-
Corporate debt securities	453	-	453	-
Asset-backed securities	935		935
Negotiable certificates of deposit	3,204	-	3,204	-
Equity securities	933	933	-	-
Total available-for-sale securities	$284,965	$933	$284,032	$-

	Fair Value Measurements at December 31, 2016
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$12,188	$-	$12,188	$-
Obligations of state and political subdivisions	117,873	-	117,873	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	18,084	-	18,084	-
Collateralized mortgage obligations - commercial	99,350	-	99,350	-
Mortgage-backed securities	20,576	-	20,576	-
Corporate debt securities	453	-	453	-
Asset-backed securities	-	-	-
Negotiable certificates of deposit	3,216	-	3,216	-
Equity securities	936	936	-	-
Total available-for-sale securities	$272,676	$936	$271,740	$-

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2017 and 2016.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2017
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$4,491	$360	$4,131	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	3,821	226	3,595	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	45	-	45	Appraisal of collateral	Selling cost		10.0%

	December 31, 2016
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$482	$68	$414	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	3,247	234	3,013	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	1,949	-	1,949	Appraisal of collateral	Selling cost		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at March 31, 2017 and at December 31, 2016. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	March 31, 2017		December 31, 2016
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$26,725	$26,725	$112,445	$112,445
Securities available for sale	See previous table	284,965	284,965	272,676	272,676
FHLB of Pittsburgh stock	Level 2	2,678	2,678	3,311	3,311
Loans held for sale	Level 2	563	563	596	596
Loans, net	Level 3	710,144	700,860	725,860	715,602
Accrued interest receivable	Level 2	2,950	2,950	2,757	2,757
Servicing rights	Level 3	205	743	215	744

Financial liabilities
Deposits	Level 2	923,426	887,757	1,015,139	968,904
Borrowed funds	Level 2	76,942	76,985	78,847	78,923
Accrued interest payable	Level 2	225	225	242	242

Note 12. Earnings per Share

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

The following table presents the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands, except share data)	2017	2016
Net income	$2,197	$1,143

Basic weighted-average number of common shares outstanding	16,657,551	16,519,759
Plus: Common share equivalents	13,237	821
Diluted weighted-average number of common shares outstanding	16,670,788	16,520,580

Income per common share:
Basic	$0.13	$0.07
Diluted	$0.13	$0.07

For the three months ended March 31, 2017 and 2016, common share equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. Stock options of 37,700 and 50,746 for the three months ended March 31, 2017 and 2016, respectively, were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented; therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 13. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, which are comprised entirely of unrealized gains and losses on available-for-sale securities:

	Three Months Ended March 31, 2017
	Amount Reclassifed
	from Accumulated
	Other Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(278)	Net gain on sale of securities
Taxes	95	Income taxes
Net of tax amount	$(183)

	Three Months Ended March 31, 2016
	Amount Reclassifed
	from Accumulated
	Other Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(103)	Net gain on sale of securities
Taxes	35	Income taxes
Net of tax amount	$(68)

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Balance, beginning of period	$(1,784)	$(238)
Other comprehensive income before reclassifications	1,218	5,088
Amounts reclassified from accumulated other comprehensive income	(183)	(68)
Net other comprehensive income during the period	1,035	5,020
Balance, end of period	$(749)	$4,782

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2016 for FNCB Bancorp, Inc. and subsidiaries (“FNCB”). In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

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

These forward-looking statements include statements with respect to the FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in our markets; the effects of, and changes in trade, monetary, corporate tax and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of FNCB to compete with other institutions for business; the composition and concentrations of FNCB’s lending risk and the adequacy of our reserves to manage those risks; the valuation of FNCB’s investment securities; the ability of FNCB to pay dividends or repurchase common shares; the ability of FNCB to retain key personnel; the impact of any pending or threatened litigation against FNCB; the marketability of shares of FNCB stock and fluctuations in the value of FNCB’s share price; the effectiveness of FNCB’s system of internal controls; the ability of FNCB to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning capital adequacy, taxes, banking, securities and insurance); the impact of technological changes and security risks upon our information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that FNCB periodically files with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2016.

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

See Note 4, “Loans” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 3, “Securities” and Note 10, “Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize OTTI charges on investment securities for the three months ended March 31, 2017 and 2016 within the consolidated statements of income.

Refer to Note 3, “Securities,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about valuation of securities.

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

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

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates were reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on FNCB’s operating results or financial position at the present time.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2017 and December 31, 2016, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information regarding new authoritative accounting guidance adopted by FNCB during the three months ended March 31, 2017, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

On June 30, 2016, First National Community Bancorp, Inc. the parent company of First National Community Bank, announced that following receipt of required regulatory approvals from the Pennsylvania Department of Banking and Securities, First National Community Bank had completed a charter conversion from a national bank to a Pennsylvania state bank and, as a result of the conversion, First National Community Bank changed its legal name to FNCB Bank. Both the charter conversion and legal name change were effective June 30, 2016. On October 4, 2016, First National Community Bancorp, Inc., the parent company of FNCB Bank, filed an amendment to its articles of incorporation to change its name, effective October 17, 2016, to “FNCB Bancorp, Inc.” The Board of Directors of FNCB has also amended the bylaws of FNCB, effective October 17, 2016, to reflect the new name.

FNCB recorded consolidated net income of $2.2 million, or $0.13 per diluted common share, for the three months ended March 31, 2017, an increase of $1.1 million, or 92.2%, compared to $1.1 million, or $0.07 per diluted common share, for the three months ended March 31, 2016. Annualized return on average assets and return on average equity were 0.78% and 9.77%, respectively, for the three months ended March 31, 2017, compared to 0.42% and 5.15%, respectively, for three months ended March 31, 2016. FNCB paid a dividend of $0.03 per share to holders of our common stock in the first quarter of 2017, an increase of $0.01 per share, or 50.0%, compared to a dividend of $0.02 per share paid to holders of common stock in the first quarter of 2016.

The improvement in first quarter earnings primarily reflected a credit for loan and lease losses of $0.5 million in 2017 compared to a provision for loan and lease losses of $0.7 million in 2016, coupled with increases of $0.3 million in net interest income and $0.2 million in non-interest income. Partially offsetting the positive increases were increases of $0.6 million in income tax expense and $0.1 million in non-interest expense.

Total assets decreased $91.5 million, or 7.7%, to $1.104 billion at March 31, 2017 from $1.195 billion at December 31, 2016. The change in total assets primarily reflected a $91.7 million reduction in total deposits, which led to a corresponding decrease of $85.7 million in cash and cash equivalents. The decrease in total deposits was primarily attributable to cyclical net outflows of public funds, coupled with the anticipated exit of short-term funds related to the sale of a municipal utility in December, 2016. Net loans decreased by $15.7 million, or 2.2%, while available-for-sale securities grew by $12.3 million, or 4.5%.

Total shareholders’ equity increased $3.1 million, or 3.4%, to $93.2 million at March 31, 2017 from $90.1 million at December 31, 2016. The capital improvement resulted primarily from net income for the first quarter of 2017 of $2.2 million, coupled with a $1.0 million decrease in accumulated other comprehensive loss, resulting from appreciation in the fair value of available-for-sale securities net of the tax impact of the appreciation.

For the remainder of 2017, management is focused on developing strategies aimed at improving long-term financial performance by improving efficiency, increasing net interest income through commercial and retail loan growth initiatives, and developing additional sources of non-interest income. To facilitate loan growth initiatives, on March 7, 2017, FNCB opened a lending center immediately adjacent to its main office in Dunmore, Lackawanna County, Pennsylvania, which houses part of its commercial and retail lending units. Additionally, on January 20, 2017, FNCB opened a loan production office in Allentown, Lehigh County, Pennsylvania and began offering its retail and commercial lending products in this new market area.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. As a result of these evaluations, on May 1, 2017, FNCB announced that the Bank will implement a comprehensive branch network improvement program that will focus on strengthening, better positioning and expanding its market coverage by developing new state-of-the-art customer facilities as well as relocating and consolidating select locations. Specifically, FNCB has announced the following actions:

●

On May 1, 2017, the Bank filed an application with the Pennsylvania Department of Banking and Securities to consolidate its branch office located at 1127 Texas Palmyra Highway, Honesdale, Wayne County, Pennsylvania with its branch located at 1001 Main Street, Honesdale, Pennsylvania;

●

On May 1 2017, the Bank filed an application with the Pennsylvania Department of Banking and Securities to relocate three branches located in Luzerne County, Pennsylvania to a new location. The three branches that will be relocated include: 1) a branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; 2) a branch located at 27 North River Street, Plains, Pennsylvania; and 3) a branch located at 3 Old Boston Road, Pittston, Pennsylvania. These three branches will be relocated into a brand-new facility to be built in the Richland 315 development located at 1150 Route 315, Wilkes-Barre (Plains Township), Luzerne County, Pennsylvania.

These initiatives will commence with the consolidation of the Honesdale, Pennsylvania branches during the second quarter of 2017. The consolidation of the three Luzerne County branches into a new facility is anticipated to be completed by end of the second quarter of 2018. FNCB currently leases the four branches that will be consolidated into locations and will lease the future Luzerne County facility. FNCB does not expect to incur any significant disposal costs on either the Wayne County or Luzerne County consolidations.

The program also calls for the continued evaluation of FNCB’s delivery systems. In addition to these two relocations, management plans to evaluation the development of a new state-of-the-art facilities on properties already owned by FNCB located in Taylor Borough, Lackawanna County, Pennsylvania and in Dunmore, Lackawanna County, Pennsylvania.

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

Net interest income on a tax-equivalent basis increased $337 thousand, or 4.4%, to $8.1 million for the three months ended March 31, 2017 from $7.7 million for the same three months of 2016. Tax-equivalent net interest income was positively impacted by growth in average earning assets, coupled with improvements in rates earned on loans, investments, and interest-bearing deposits in other banks. However, the increase in the average balance of earning assets was concentrated in lower-yielding assets, including investments and interest-bearing deposits in other banks, and led to a 5-basis point reduction in the tax-equivalent yield on interest-earning assets to 3.47% for the three months ended March 31, 2017 from 3.52% for the same three months of 2016. Despite upward movements in the federal funds target rate, FNCB’s cost of funds remained steady at 0.48% for the three months ended March 31, 2017 and 2016. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent net interest margin declined 4 basis points to 3.07% during the three months ended March 31, 2017 from 3.11% for the same three months of 2016. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 2.99% for the three months ended March 31, 2017, a reduction of 5 basis points compared to 3.04% for the same period of 2016.

Interest income on a tax-equivalent basis increased $387 thousand, or 4.4%, to $9.1 million for the three-month period ended March 31, 2017 compared to $8.7 million in 2016. The increase was attributed to both an increase in average earning assets of $58.1 million, or 5.9%, as well as increases in the yields earned on both the investment and loan portfolios. The average balance of total investment securities increased $26.6 million, or 10.3%, to $284.3 million for the three months ended March 31, 2017 compared to $257.7 million for the same three months of 2016. This increase resulted in a corresponding increase in interest income of $178 thousand. In addition, average balances in interest-bearing deposits in other banks grew $35.8 million, or 955%, to $39.5 million for the three months ended March 31, 2017 compared to $3.7 million for the three-month period ended March 31, 2016, which resulted in additional interest income of $77 thousand. Partially offsetting the growth in investment securities and interest-bearing deposits in other banks was a reduction in the average balance of loans of $4.3 million, primarily in tax-exempt loans, which led to a reduction in tax-equivalent interest income of $50 thousand. The tax-equivalent yield on earning assets decreased by 5 basis points for the three months ended March 31, 2017 compared to the same period in 2016, as the growth detailed above was concentrated in lower-yielding earning assets. Changes in the yields of earnings assets resulted in a $182 thousand increase in tax-equivalent interest income. The tax-equivalent yield on the loan portfolio improved 6 basis points to 3.97% in the first quarter of 2017 from 3.91% for the same quarter of 2016, contributing $104 thousand to the increase in tax-equivalent interest income. Similarly, the tax-equivalent yield on the investment portfolio increased 12 basis points, or 4.5%, to 2.57% for the first quarter of 2017 from 2.45% for the same period of 2016, which contributed $69 thousand to the increase in tax-equivalent interest income. Recent increases in the federal funds target rate also led to an increase in the yield earned on average interest-bearing deposits in other banks of 48 basis points, or 112%, which resulted in an increase in tax-equivalent interest income of $9 thousand.

Increases in the federal funds target rate also contributed to an increase in FNCB’s interest expense paid on interest-bearing liabilities; however, FNCB maintained its funding costs as the growth in lower-costing core deposits allowed for a reduction in higher-costing wholesale funds. FNCB’s net interest income levels were negatively impacted by a $50 thousand increase in interest expense, attributable to an increase in interest expense due to rates of $153 thousand, but partially offset by a decline in interest expense due to volumes of $103 thousand, primarily related to lower average balances of borrowed funds. Despite the changes within interest-bearing liabilities, FNCB’s cost of funds for the first quarter of 2017 remained the same compared to the first quarter of 2016 at 0.48%. Higher average rates paid, coupled with an increase in the average balance of interest-bearing deposits led to increases in interest expense of $77 thousand and $25 thousand, respectively. Specifically, the rate paid on deposits increased 2 basis points from 0.35% to 0.37% comparing the three months ended March 31, 2017 to the same period in 2016, reflecting increases in the rates paid on interest-bearing demand deposits and savings deposits of 9 basis points and 5 basis points, respectively. These increases were partially mitigated by a decrease in the rate paid on time deposits of 9 basis points, from 0.80% for the first quarter of 2017 to 0.71% for the same quarter of 2016. The average balance of interest-bearing deposits grew $82.6 million, or 11.4%, to $808.0 million for the three months ended March 31, 2017 from $725.4 million for the three months ended March 31, 2016, which was concentrated in municipal deposits within interest-bearing demand deposits. Interest expense paid on borrowed funds declined $52 thousand comparing the first quarters of 2017 and 2016. The average balance of borrowed funds decreased $35.1 million, or 30.9%, and resulted in a corresponding decrease in interest expense of $128 thousand. The effect to interest expense from the decrease in the average balance of borrowed funds was partially offset by a 31-basis point, or 24.2%, increase in the rate paid on borrowed funds to 1.59% for the first quarter of 2017 from 1.28% for the same period of 2016, which resulted in additional interest expense of $76 thousand.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table presents certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three-month periods ended March 31, 2017 and 2016, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$683,518	$6,701	3.92%	$683,198	$6,603	3.87%
Loans-tax free (4)	43,822	511	4.66%	48,433	555	4.58%
Total loans (1)(2)	727,340	7,212	3.97%	731,631	7,158	3.91%
Securities-taxable	281,712	1,788	2.54%	256,555	1,561	2.43%
Securities-tax free	2,571	35	5.44%	1,107	15	5.42%
Total securities (1)(5)	284,283	1,823	2.57%	257,662	1,576	2.45%
Interest-bearing deposits in other banks	39,520	90	0.91%	3,746	4	0.43%
Total earning assets	1,051,143	9,125	3.47%	993,039	8,738	3.52%
Non-earning assets	100,966			110,728
Allowance for loan and lease losses	(8,598)			(8,770)
Total assets	$1,143,511			$1,094,997

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$509,079	363	0.29%	$422,203	206	0.20%
Savings deposits	102,531	32	0.12%	93,593	16	0.07%
Time deposits	196,371	349	0.71%	209,573	420	0.80%
Total interest-bearing deposits	807,981	744	0.37%	725,369	642	0.35%
Borrowed funds and other interest-bearing liabilities	78,306	312	1.59%	113,386	364	1.28%
Total interest-bearing liabilities	886,287	1,056	0.48%	838,755	1,006	0.48%
Demand deposits	155,010			146,994
Other liabilities	11,045			19,967
Shareholders' equity	91,169			89,281
Total liabilities and shareholder's equity	$1,143,511			$1,094,997

Net interest income/interest rate spread (6)		8,069	2.99%		7,732	3.04%
Tax equivalent adjustment		(186)			(194)
Net interest income as reported		$7,883			$7,538

Net interest margin (7)			3.07%			3.11%

(1)	Interest income is presented on a tax equivalent basis using a 34% rate for 2017 and 2016.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Quarter Ended March 31,
	2017 vs. 2016
	Increase (Decrease)
	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change
Interest Income:
Loans - taxable	$3	$95	$98
Loans - tax free	(53)	9	(44)
Total loans	(50)	104	54
Securities - taxable	158	69	227
Securities - tax free	20	-	20
Total securities	178	69	247
Interest-bearing deposits in other banks	77	9	86
Total interest income	205	182	387

Interest Expense:
Interest-bearing demand deposits	48	109	157
Savings deposits	2	14	16
Time deposits	(25)	(46)	(71)
Total interest-bearing deposits	25	77	102
Borrowed funds and other interest-bearing liabilities	(128)	76	(52)
Total interest expense	(103)	153	50
Net Interest Income	$308	$29	$337

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

FNCB recorded a credit for loan and lease losses of $0.5 million for the three-month period ended March 31, 2017, compared to a provision of $0.7 million for the three months ended March 31, 2016. The credit in the first quarter of 2017 primarily reflected a reduction in total loans outstanding, improvement in historical loss factors and net recoveries of $0.4 million. Partially offsetting these positive factors, was an increase in specific reserves established for loans individually analyzed for impairment of $0.3 million.

Non-interest Income

For the three months ended March 31, 2017, non-interest income totaled $1.6 million, an increase of $0.2 million, or 18.0%, compared to $1.3 million for the same three months of 2016. The change resulted primarily from an increase in net gains on the sale of securities of $175 thousand to $278 thousand in the first quarter of 2017 from $103 thousand in the first quarter of 2016, coupled with an increase in other income of $31 thousand. In addition, FNCB recorded a gain on the sale of other repossessed assets during the first quarter of 2017 of $57 thousand, as well as a gain on the sale of other real estate owned of $51 thousand, as compared to a net loss of $5 thousand during the same quarter of 2016. Partially offsetting these increases were decreases in net gains on the sale of mortgage loans, loan-related fees, income from bank-owned life insurance and service charges on deposits of $43 thousand, $16 thousand, $11 thousand and $10 thousand, respectively, comparing the three months ended March 31, 2017 and 2016.

.

Non-interest Expense

Non-interest expense increased $124 thousand, or 1.8%, to $6.9 million for the three months ended March 31, 2017 from $6.8 million for the same three months of 2016. The increase reflected an increase of $94 thousand, or 19.1%, in occupancy expense, resulting from long-term facilities planning and increased snow removal costs during the first quarter of 2017. Additionally, other losses increased by $78 thousand, which included the abandonment and replacement of components of FNCB’s technology infrastructure, as well as losses related to debit card fraud and an external check forgery matter. Other increases comparing the first quarters of 2017 and 2016 included $37 thousand in equipment expenses, $21 thousand in advertising expenses, and $17 thousand in bank shares tax. Partially offsetting these increases were decreases in regulatory assessments, legal expense, and data processing expense of $64 thousand, $52 thousand, and $36 thousand, respectively.

During 2016, FNCB converted from a national charter to a state charter, which contributed to the reduction in regulatory expenses for the first three months of 2017 as compared to 2016. In addition, ongoing resolution of outstanding litigation continued to provide for reductions in legal expenses.

During the first quarter of 2017, FNCB negotiated and extended the existing contract with our core operating system provider. The extension of the contract will provide for continued technological advancements, which management believes will create improvements in operating efficiency and enhanced customer service, as well as more predictable and sustainable costs for quickly-rising data processing expenses in future years.

Provision for Income Taxes

FNCB recorded a provision for income tax expense of $806 thousand for the first quarter of 2017, an increase of $580 thousand compared to income tax expense related to alternative minimum tax of $226 thousand for the same quarter of 2016.

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

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2017 taking into consideration both positive and negative evidence that existed as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. FNCB’s core earnings in 2016 and the first three months of 2017 were strong, and management believes projected future core earnings will continue to support the recognition of the deferred tax assets based on future growth projections. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at March 31, 2017.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates were reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on FNCB’s operating results or financial position at the present time.

FINANCIAL CONDITION

Assets

Total assets decreased $91.5 million, or 7.7%, to $1.104 billion at March 31, 2017 from $1.195 billion at December 31, 2016. The change in total assets primarily reflected a $91.7 million reduction in total deposits, which led to a corresponding decrease of $85.7 million in cash and cash equivalents. The decrease in total deposits was primarily attributable to cyclical net outflows of public funds, coupled with the anticipated exit of short-term funds received at the end of 2016 related to the sale of a municipal utility. Net loans decreased by $15.7 million, or 2.2%, while available-for-sale securities grew by $12.3 million, or 4.5%. The decrease in net loans resulted primarily from the exit of a large, local automobile floor plan relationship.

Cash and Cash Equivalents

Cash and cash equivalents declined $85.7 million, or 76.2%, to $26.7 million at March 31, 2017 from $112.4 million at December 31, 2016. The significant reduction was due primarily to a decrease in public deposits. FNCB paid a dividend of $0.03 per share to holders of our common stock during the first quarter of 2017, an increase of 50.0% from $0.02 per share during the first quarter of 2016.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At March 31, 2017 and December 31, 2016, all securities were classified as available-for-sale. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost.

At March 31, 2017, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include residential mortgage-backed securities, residential and commercial collateralized mortgage obligations (“CMOs”) and single-maturity bonds, and fixed-rate taxable obligations of state and political subdivisions. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2017.

The following table presents the carrying value of securities, all of which were classified as available-for-sale and carried at fair value at March 31, 2017 and December 31, 2016:

Composition of the Investment Portfolio

	March 31,	December 31,
(in thousands)	2017	2016
Available-for-sale securities
Obligations of U.S. government agencies	$7,497	$12,188
Obligations of state and political subdivisions	133,626	117,873
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	17,351	18,084
Collateralized mortgage obligations - commerical	98,632	99,350
Mortgage-backed securities	22,334	20,576
Corporate debt securities	453	453
Asset-backed securities	935	-
Negotiable certificates of deposit	3,204	3,216
Equity securities	933	936
Total	$284,965	$272,676

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. FNCB currently has $50.4 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management actions during recent periods have reflected current tax planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

During the three months ended March 31, 2017, FNCB sold two of its available-for-sale U.S. government agency securities, three obligations of state and political subdivisions, and three collateralized mortgage obligations. The securities sold had an aggregate amortized cost of $22.9 million. Gross proceeds received totaled $23.2 million, with net gains of $278 thousand realized upon the sales and included in non-interest income.

Securities purchased during the first quarter of 2017 totaled $34.9 million and were comprised of taxable obligations of state and political subdivisions, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities.

The following table presents the maturities of available-for-sale securities, based on carrying value at March 31, 2017 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	March 31, 2017
	Within	>1 - 5	6 - 10	Over	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$7,497	$-	$-	$-	$7,497
Yield			2.29%				2.29%
Obligations of state and political subdivisions	-	26,329	105,276	2,021	-	-	133,626
Yield		2.46%	2.80%	4.41%			2.76%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	17,351	-	17,351
Yield					2.47%		2.47%
Collateralized mortgage obligations - commercial	-	-	-	-	98,632	-	98,632
Yield					2.32%		2.32%
Mortgage-backed securities	-	-	-	-	22,334	-	22,334
Yield					2.80%		2.80%
Corporate debt securities	-	-	-	453	-	-	453
Yield				1.66%			1.66%
Asset-back securities	-	-	-	-	935	-	935
Yield					2.96%		2.96%
Negotiable certificates of deposit	249	2,955	-	-	-	-	3,204
Yield	1.45%	2.09%					2.04%
Equity securities	-	-	-	-	-	933	933
Yield						3.46%	3.46%
Total available-for-sale maturities	$249	$29,284	$112,773	$2,474	$139,252	$933	$284,965
Weighted average yield	1.45%	2.42%	2.77%	3.91%	2.42%	3.46%	2.57%

OTTI Evaluation

There was no OTTI recognized during the three months ended March 31, 2017 or 2016. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

Investment in FHLB of Pittsburgh stock has limited marketability and is carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $2.7 million and $3.3 million at March 31, 2017 and December 31, 2016, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh at March 31, 2017.

Loans

During the first three months of 2017, repayments on loan products outpaced originations and resulted in a decrease in total loans of $15.8 million, or 2.2%, to $716.0 million at March 31, 2017 from $731.8 million at December 31, 2016. The decrease in loans reflected the payoff of a large commercial relationship as well as negative effects on residential mortgage and indirect automobile originations due to seasonality resulting from harsh weather conditions.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 56.6% and 56.8% of total loans at March 31, 2017 and December 31, 2016.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), decreased $2.5 million, or 0.6%, to $427.6 million at March 31, 2017 from $430.1 million at December 31, 2016. The decrease was concentrated in commercial and residential real estate loans, and was partially mitigated by an increase in construction, land acquisition and development loans. Real estate secured loans represented 59.7% and 58.8% of total loans at March 31, 2017 and December 31, 2016, respectively.

Commercial and industrial loans decreased $11.2 million during the first quarter to $142.6 million at March 31, 2017 from $153.8 million at December 31, 2016. As mentioned above, the decrease resulted primarily from the exit of a large commercial relationship. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate decreased $2.8 million, or 1.2%, to $241.0 million at March 31, 2017 from $243.8 million at December 31, 2016. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Offsetting this decrease was an increase in construction, land acquisition and development loans of $3.3 million, or 18.4%, to $21.7 million at March 31, 2017 from $18.4 million at December 31, 2016.

Residential real estate loans totaled $142.0 million at March 31, 2017, a decrease of $2.3 million, or 1.6%, from $144.3 million at December 31, 2016. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans decreased by $0.8 million, or 0.7%, during the first three months of 2017 to $127.0 million at March 31, 2017 from $127.8 million at December 31, 2016, as seasonality negatively impacted the indirect auto loan portfolio. Loans to state and municipal governments decreased $2.0 million, or 4.6%, to $41.7 million at March 31, 2017 from $43.7 million at December 31, 2016.

The following table presents loans receivable, net by major category at March 31, 2017 and December 31, 2016:

Loan Portfolio Detail

	March 31,	December 31,
(in thousands)	2017	2016
Residential real estate	$141,936	$144,260
Commercial real estate	241,020	243,830
Construction, land acquisition and development	21,731	18,357
Commercial and industrial	142,587	153,758
Consumer	126,985	127,844
State and political subdivisions	41,712	43,709
Total loans, gross	715,971	731,758
Unearned income	(46)	(48)
Net deferred loan costs	2,525	2,569
Allowance for loan and lease losses	(8,306)	(8,419)
Loans, net	$710,144	$725,860

The following table presents industry concentrations within FNCB’s loan portfolio at March 31, 2017 and December 31, 2016:

Loan Concentrations

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$35,737	4.99%	$38,573	5.27%
1-4 family residential investment properties	26,891	3.76%	24,413	3.34%
Automobile dealers	18,295	2.56%	31,989	4.37%

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

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Loan Quality Committee, which consists of key members of management, finance, legal, retail lending and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

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

Loans to borrowers that are experiencing financial difficulty that are modified and result in the granting of concessions to the borrowers are classified as TDRs and are considered to be impaired. Such concessions generally involve an extension of a loan’s stated maturity date, a reduction of the stated interest rate, payment modifications, capitalization of property taxes with respect to residential mortgage loans or a combination of these modifications. Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months, and management believes that collection of the remaining interest and principal is probable.

Non-performing loans are monitored on an ongoing basis as part of FNCB’s loan review process. Additionally, work-out efforts for non-performing loans and OREO are actively monitored through the Loan Quality Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair value of the pledged collateral, less cost to sell.

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

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in FNCB’s market area have appeared to stabilize; however, employment conditions within FNCB’s market area remain strained. Further weakening of economic and employment conditions could result in real estate devaluations which could negatively impact asset quality and, accordingly, cause an increase in the provision for loan and lease losses.

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

The following table presents information about non-performing assets and accruing TDRs at March 31, 2017 and December 31, 2016:

Non-performing Assets and Accruing TDRs

	March 31,	December 31,
(dollars in thousands)	2017	2016
Non-accrual loans	$1,922	$2,234
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	1,922	2,234
Other real estate owned	1,352	2,048
Other non-performing assets	2,006	2,160
Total non-performing assets	$5,280	$6,442

Accruing TDRs	$8,775	$4,176
Non-performing loans as a percentage of gross loans	0.27%	0.31%

Work-out efforts focused on the effective management and resolution of problem credits and the prompt and aggressive disposition of foreclosed properties continue to lead to improvement in FNCB’s asset quality throughout the first quarter of 2017. Total non-performing assets decreased $1.1 million, or 18.0%, to $5.3 million at March 31, 2017 from $6.4 million at December 31, 2016. FNCB’s ratio of non-performing loans to total gross loans improved to 0.27% at March 31, 2017 from 0.31% at December 31, 2016, as management continued to reduce the balance of non-accrual loans. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity decreased to 5.7% at March 31, 2017 from 7.1% at December 31, 2016. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues.

Other non-performing assets at March 31, 2017 and December 31, 2016 include a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, which arose as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, and has been included in other assets since 2011. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. Management monitors this project closely. To date, no lots have been sold; however, economic development in this market area has recently improved and construction activity related to this project by the developer has increased. Management conservatively classified this asset as substandard strictly due to the length of holding time and does not anticipate that FNCB will incur any loss related to this receivable. Also included in other non-performing assets is foreclosed equipment of $106 thousand and $260 thousand at March 31, 2017 and December 31, 2016, respectively.

TDRs at March 31, 2017 and December 31, 2016 were $9.0 million and $4.3 million, respectively. Accruing and non-accruing TDRs were $8.8 million and $0.2 million, respectively at March 31, 2017 and $4.2 million and $0.1 million, respectively at December 31, 2017. During the three months ended March 31, 2017, there was one large commercial real estate loan in the amount of $4.0 million and one commercial and industrial loan in the amount of $0.7 million that were modified as TDRs. Both modifications, which are performing in accordance with their respective modified terms, were due to extension of terms to the original contract.

The average balance of impaired loans was $6.9 million and $7.8 million for the three months ended March 31, 2017 and 2016, respectively. FNCB recorded $70 thousand and $56 thousand of interest income on impaired loans for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the changes in non-performing loans for the three months ended March 31, 2017 and 2016. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-Performing Loans

	March 31,
(in thousands)	2017	2016
Balance at January 1,	$2,234	$3,788
Loans newly placed on non-accrual	296	1,307
Changes in loans past due 90 days or more and still accruing	-	-
Loans transferred to OREO	-	(237)
Loans returned to performing status	-	-
Loans charged-off	(284)	(1,120)
Loan payments received	(324)	(169)
Balance at March 31,	$1,922	$3,569

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the quarter ended on March 31, 2017 and 2016 approximated $27 thousand and $67 thousand, respectively.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2017 and December 31, 2016:

Loan Delinquencies and Non-Accrual Loans

	March 31,	December 31,
	2017	2016
Accruing:
30-59 days	0.35%	0.37%
60-89 days	0.13%	0.13%
90+ days	0.00%	0.00%
Non-accrual	0.27%	0.31%
Total delinquencies	0.75%	0.81%

The improvement in total delinquencies as a percentage of gross loans was primarily due to a decrease in non-accrual loans of $0.3 million, or 14.0%, to $1.9 million at March 31, 2017 from $2.2 million at December 31, 2016. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

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

The ALLL equaled $8.3 million at March 31, 2017, a decrease of $0.1 million from $8.4 million at December 31, 2016. The decrease resulted from a credit for loan and lease losses of $0.5 million, partially offset by net recoveries of $0.4 million for the first three months of 2017.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.6 million, or 7.0%, of the total ALLL at March 31, 2017, compared to $0.3 million, or 3.6%, of the total ALLL at December 31, 2016. The increase in reserves for loans individually evaluated for impairment resulted primarily from a reserve established for a large commercial real estate loan that was modified as a TDR during the first quarter of 2017. A general allocation of $7.7 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 93.0% of the total ALLL of $8.3 million. Comparatively, at December 31, 2016, the general allocation for loans collectively analyzed for impairment amounted to $8.1 million, or 96.4%, of the total ALLL. The decrease in general reserves primarily reflected a decrease in total loans outstanding, coupled with improvement in historical loss factors. The ratio of the ALLL to total loans at March 31, 2017 and December 31, 2016 was 1.16% and 1.15%, respectively, based on total loans of $716.0 million and $731.8 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at March 31, 2017 and December 31, 2016:

Allocation of the ALLL

	March 31, 2017		December 31, 2016
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,144	19.82%	$1,171	19.72%
Commercial real estate	3,501	33.66%	3,297	33.32%
Construction, land acquisition and development	223	3.04%	268	2.51%
Commercial and industrial	1,679	19.91%	1,736	21.01%
Consumer	1,410	17.74%	1,457	17.47%
State and political subdivision	349	5.83%	490	5.97%
Total	$8,306	100.00%	$8,419	100.00%

The following table presents a reconciliation of the ALLL by loan category for the three months ended March 31, 2017 and 2016:

Reconciliation of the ALLL

	For the three months ended March 31,
(dollars in thousands)	2017	2016
Balance at beginning of period	$8,419	$8,790
Charge-offs:
Residential real estate	49	24
Commercial real estate	-	251
Construction, land acquisition and development	-	-
Commercial and industrial	30	568
Consumer	218	305
State and political subdivisions	-	-
Total charge-offs	297	1,148
Recoveries of charged-off loans:
Residential real estate	1	1
Commercial real estate	4	1
Construction, land acquisition and development	421	-
Commercial and industrial	69	94
Consumer	167	201
State and political subdivisions	-	-
Total recoveries	662	297
Net (recoveries) charge-offs	(365)	851
(Credit) provision for loan and lease losses	(478)	696
Balance at end of period	$8,306	$8,635

Net (recoveries) charge-offs as a percentage of average loans	(0.05)%	0.12%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.16%	1.19%

Other Real Estate Owned

At March 31, 2017, OREO consisted of nine properties with an aggregate carrying value of $1.3 million, a decrease of $0.7 million from $2.0 million at December 31, 2016. FNCB foreclosed upon one property with a carrying value of $45 thousand during the three months ended March 31, 2017. There was one sale and one partial sale of one of properties with an aggregate carrying value of $741 thousand during the three months ended March 31, 2017, which resulted in net gains of $51 thousand. During the three months ended March 31, 2016, one property with a carrying value of $237 thousand was foreclosed upon. In addition, during the first quarter of 2016, there was one sale and one partial sale of properties with an aggregate carrying value of $1.6 million, which resulted in net losses of $5 thousand. The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties amounted to $40 thousand and $46 thousand for the three months ended March 31, 2017 and 2016, respectively.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties. FNCB did not incur any valuation adjustments related to OREO properties for the three months ended March 31, 2017 and 2016.

The following table presents the activity in OREO for the three months ended March 31, 2017 and 2016:

Activity in OREO

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance, beginning of period	$2,048	$3,154
Real estate foreclosures	45	237
Valuation adjustments	-	-
Carrying value of OREO sold	(741)	(1,585)
Balance, end of period	$1,352	$1,806

The following table presents a distribution of OREO at March 31, 2017 and December 31, 2016:

Distribution of OREO

	March 31,	December 31,
(in thousands)	2017	2016
Land / lots	$614	$641
Commercial real estate	666	1,380
Residential real estate	72	27
Total other real estate owned	$1,352	$2,048

Liabilities

Total liabilities were $1.011 billion at March 31, 2017, a decrease of $94.5 million, or 8.6%, from $1.105 billion at December 31, 2016. The decrease was primarily attributable to a $91.7 million outflow of deposits, coupled with moderate reductions of $1.9 million and $0.9 million in borrowed funds and other liabilities, respectively. The decrease in total deposits was due to a $74.9 million, or 8.9%, decrease in interest-bearing deposits, along with a $16.8 million, or 9.7%, decrease in non-interest-bearing demand deposits. The decrease in interest-bearing deposits primarily reflected a decrease in municipal deposit accounts in accordance with the cyclical nature of such public funds, as well as the anticipated exit of short-term funds related to the sale of a municipal utility deposited during the fourth quarter of 2016. The decrease in non-interest bearing deposits was concentrated in business checking deposits.

Equity

Total shareholders’ equity increased $3.1 million, or 3.4%, to $93.2 million at March 31, 2017 from $90.1 million at December 31, 2016. Net income of $2.2 million, coupled with a $1.0 million decrease in accumulated other comprehensive loss were the primary factors leading to the capital improvement. The decrease in accumulated other comprehensive loss was attributed to appreciation in the fair value of securities held in the available-for-sale portfolio, net of applicable income taxes. Book value per common share was $5.58 at March 31, 2017, an increase of $0.16, or 3.0%, compared to $5.42 at December 31, 2016.

Liquidity

The term liquidity refers to the ability to generate sufficient amounts of cash to meet cash flow needs. Liquidity is required to fulfill the borrowing needs of FNCB’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. FNCB’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. FNCB has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors FNCB’s liquidity position and fluctuations daily, forecasts future liquidity needs, performs periodic stress tests on its liquidity levels and develops strategies to ensure adequate liquidity at all times.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are FNCB’s most liquid assets. At March 31, 2017, cash and cash equivalents totaled $26.7 million, a decrease of $85.7 million compared to $112.4 million at December 31, 2016. Net funds used in financing activities were $93.9 million for the first quarter of 2017, representing a decrease in deposits from customers, primarily municipal deposits, of $91.7 million and net repayment of FHLB term borrowings of $6.8 million. Investing activities provided $6.3 million in net cash for the three months ended March 31, 2017, which resulted primarily from a $15.9 million net decrease in loans to customers partially offset by a net cash outflow from investment activities of $10.7 million. Operating activities for the first three months of 2017 provided net cash of $1.9 million.

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

Asset and Liability Management

FNCB manages these objectives through its Asset and Liability Management Committee (“ALCO”) and its Rate and Liquidity and Investment Committees, which consist of certain members of management and certain members of the finance unit. Members of the committees meet regularly to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital.  The major objectives of ALCO are to:

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using March 31, 2017 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2017 levels:

	Rates +200				Rates +400				Rates -100
	Simulation Results		Policy Limit		Simulation Results		Policy Limit		Simulation Results		Policy Limit
Earnings at risk:
Percent change in net interest income	(2.2%	)	(10.0%	)	(4.9%	)	(20.0%	)	(5.4%	)	(5.0%	)

Economic value at risk:
Percent change in economic value of equity	(5.8%	)	(20.0%	)	(11.0%	)	(35.0%	)	(7.4%	)	(10.0%	)

Under the model, FNCB’s net interest income and economic value of equity are expected to decrease 2.2% and 5.8%, respectively, under a 200 basis point interest rate shock. Model results at December 31, 2016 were comparable and indicated net interest income and economic value of equity were expected to decrease 2.0% and 4.7%, respectively, given a +200 basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2017 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2017 was $60 thousand, or 0.7%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

Off-Balance Sheet Arrangements

In the normal course of operations, FNCB engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in our consolidated financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions may be used for general corporate purposes or for customer needs. Corporate purpose transactions would be used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the three months ended March 31, 2017, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first three months of 2017.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2016.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2017.

There were no changes made to FNCB’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of March 31, 2017, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. Discovery is completed and the parties have exchanged expert reports. Dispositive motions have been filed by the parties and are awaiting rulings by the Court on these motions. The discovery stage is completed and the parties have exchanges expert reports. As of the date of this report, the litigation is in the dispositive motion stage. At this time, FNCB cannot reasonably determine the outcome of potential range of loss, if any, in connection with this matter.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all other similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and deny any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand ($750,000) (an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax, and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court Approval. The Settlement Agreement remains subject to approval by the Court after notice to the class members and a final settlement hearing. The final settlement hearing date is scheduled for May 31, 2017. The hearing on the terms of the proposed Settlement Agreement will be to determine whether 1) the terms and conditions of the settlement provided for in the Settlement Agreement are fair, reasonable and adequate and in the best interests of the class members; 2) the judgment dismissing the claims of the class members, as provided for in the Settlement Agreement, shall be entered, and 3) the request of the representative Plaintiffs for the Incentive Award and the Plaintiffs’ counsel for an award for attorney’s fees and reimbursement of expenses shall be granted. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

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

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A — Risk Factors.

Management of FNCB does not believe there have been any material changes in the risk factors that were previously disclosed in FNCB’s Form 10-K for the year ending December 31, 2016.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated October 4, 2016 — filed as Exhibit 3.1 to FNCB’s Current Report on Form 8-K on October 4, 2016, and incorporated herein by this reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to FNCB’s Current Report on Form 8-K on October 4, 2016, and incorporated herein by this reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2016, as filed on November 4, 2016, and incorporated herein by this reference.

EXHIBIT 4.2

Form of Amended and Restated Subordinated Note — filed as Exhibit 4.2 to FNCB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, and incorporated herein by this reference.

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

Registrant:  FNCB BANCORP, INC.

Date: May 5, 2017	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: May 5, 2017	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 5, 2017	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer